Form 10-K
period 2014-12-31
CONSOL Energy Inc
filed 2015-02-06
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-K
  __________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2014
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the common stock on the New York Stock Exchange on such date was $6,530,992,270.
The number of shares outstanding of the registrant's common stock as of January 20, 2015 is 230,264,992 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of CONSOL Energy's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2015, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

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

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Annual Report on Form 10-K are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•
deterioration in economic conditions in any of the industries in which our customers operate may decrease demand for our products, impair our ability to collect customer receivables and impair our ability to access capital;

•
prices for natural gas, natural gas liquids and coal are volatile and can fluctuate widely based upon a number of factors beyond our control including oversupply relative to the demand available for our products, weather and the price and availability of alternative fuels. An extended decline in the prices we receive for our natural gas, natural gas liquids and coal affecting our operating results and cash flows;

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

•
the risks inherent in natural gas and coal operations, including our reliance upon third party contractors, being subject to unexpected disruptions, including geological conditions, equipment failure, timing of completion of significant construction or repair of equipment, fires, explosions, accidents and weather conditions which could impact financial results;

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

•	the effects of stringent federal and state employee health and safety regulations, including the ability of regulators to shut down a mine;

•	the potential for liabilities arising from environmental contamination or alleged environmental contamination in connection with our past or current gas and coal operations;

•	the effects of mine closing, reclamation, gas well closing and certain other liabilities;

•	uncertainties in estimating our economically recoverable gas, oil and coal reserves;

•
defects may exist in our chain of title and we may incur additional costs associated with perfecting title for gas rights on some of our properties or failing to acquire these additional rights may result in a reduction of our estimated reserves;

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

•	risks associated with our debt;

•	replacing our gas and oil reserves, which if not replaced, will cause our gas and oil reserves and production to decline;

•	our hedging activities may prevent us from benefiting from price increases and may expose us to other risks;

•	changes in federal or state income tax laws, particularly in the area of percentage depletion and intangible drilling costs, could cause our financial position and profitability to deteriorate;

•	failure to appropriately allocate capital and other resources among our strategic opportunities may adversely affect our financial condition;

•
failure by Murray Energy to satisfy liabilities it acquired from us, or failure to perform its obligations under various arrangements, which we guaranteed, could materially or adversely affect our results of operations, financial position, and cash flows;

•	information theft, data corruption, operational disruption and/or financial loss resulting from a terrorist attack or cyber incident;

•	operating in a single geographic area;

•
our inability to complete the proposed initial public offerings of a master limited partnership (MLP) owning certain of our thermal coal assets or a subsidiary owning certain of our metallurgical coal asset (Metco) on the terms currently contemplated; and

•	other factors discussed in this 2014 Form 10-K under “Risk Factors,” as updated by any subsequent Form 10-Qs, which are on file at the Securities and Exchange Commission.

A registration statement relating to the securities of the MLP and Metco that would be sold in the offering has not been filed with the Securities and Exchange Commission or become effective. This announcement does not constitute an offer to sell, or the solicitation of an offer to buy, any securities.

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

CONSOL Energy was incorporated in Delaware in 1991, but its predecessors had been mining coal, primarily in the Appalachian Basin, since 1864. CONSOL Energy entered the natural gas business in the 1980s initially to increase the safety and efficiency of our coal mines by capturing methane from coal seams prior to mining, which makes the mining process safer and more efficient. Over the past ten years, CONSOL Energy's natural gas business has grown by approximately 330% to produce 235.7 net Bcfe in 2014. This business has grown from coalbed methane production in Virginia into other unconventional production, such as the Marcellus Shale and Utica Shale, in the Appalachian Basin. This growth was accelerated with the 2010 asset acquisition of the Appalachian Exploration & Production business of Dominion Resources, Inc. Subsequently, on December 5, 2013 we sold Consolidation Coal Company and certain subsidiaries, including five active coal mines in West Virginia, to a subsidiary of Murray Energy Corporation.

Our E&P Division operates, develops and explores for natural gas primarily in Appalachia (Pennsylvania, West Virginia, Ohio, Virginia and Tennessee). Currently, our primary focus is the continued development of our Marcellus Shale acreage and the exploration and development of our Utica Shale acreage. We believe that our concentrated operating area, our legacy surface acreage position, our regional operating expertise, our geological logs from nearly 100 years of shallow oil and gas drilling activity in the region, our held by production acreage position, and our ability to coordinate gas drilling with coal mining activity gives us a significant operating advantage over our competitors. We expect to produce 300-310 Bcfe for 2015 and achieve 30% annual gas production growth in 2016.

We are also party to two strategic joint ventures, one with Noble Energy, Inc. (Noble) in the Marcellus Shale and one with a subsidiary of Hess Corporation (Hess) in the Utica Shale. These joint ventures require our partners to pay a portion of our qualifying drilling and completion costs in certain circumstances, which improves drilling economics and enables the acceleration of development of these assets.

Our land holdings in the Marcellus Shale and Utica Shale plays cover large areas, provide multi-year drilling opportunities and, collectively, have sustainable lower risk growth profiles. We currently control approximately 441,000 net acres in the Marcellus Shale and approximately 226,000 net acres in the Utica Shale in Ohio, West Virginia, and Pennsylvania. In addition, we estimate that approximately 345,000 net acres of our Marcellus Shale acreage in Pennsylvania and West Virginia are prospective for the slightly shallower Upper Devonian Shale. We also have 2.4 million net acres in our coalbed methane play.

Highlights of our 2014 production include the following:

•	Total production of 645,792 Mcfe per day, an increase of 37% over 2013;

•	92% Natural Gas, 8% Liquids; and

•	47% Marcellus, 34% coalbed methane, 7% Utica, and 12% other.

At December 31, 2014, our proved reserves had the following characteristics:

•	6.8 Tcfe of proved reserves;

•	92.5% natural gas;

•	46.9% proved developed;

•	71.9% operated; and

•	A reserve life ratio of 28.97 years (based on 2014 production).

Highlights of coal activities from continuing operations in 2014 include the following:

•	Underground mining complexes are among the safest in the United States of America;

•	Production of 32.2 million tons of coal from continuing operations;

•	Coal reserve holdings of 3.2 billion tons;

•	5% of coal sales delivered to export markets;

•	72% of coal sales to domestic utilities; and

•	Harvey Mine in southwest Pennsylvania came on-line in March 2014.

Additionally, we provide energy services, including coal terminal services (the Baltimore Terminal), water services and land resource management services.

The following map provides the location of CONSOL Energy's gas and coal operations by region:

CONSOL ENERGY

GAS AND COAL OPERATIONS

Philadelphia
Baltimore
Terminal
Cardinal
Gas Operations
Knox
Gas Operations
Charlotte

Utica Shale Gas Operations
Central PA Gas Operations
Western Allegheny Energy
Pittsburgh
South Park
Enlow
Fork
Bailey
Harvey
SW PA Gas Operations
WV Gas Operations
Miller Creek
Buchanan
VA Gas Operations

LEGEND

✪	General Office	❖	CONSOL R&D
●	Active Complex	▲	Gas Operations
×	Inactive Complex	⊐	Port/Dock
■	Sales Office	♦	Equity Affiliates

INCLUDES COAL MINING OPERATIONS OF CONSOL OF KENTUCKY INC., CONSOL PENNSYLVANIA COAL COMPANY, LLC, CONSOL OF CENTRAL PA, LLC, AND CONSOL MINING HOLDING COMPANY, LLC.
INCLUDES GAS OPERATIONS OF CNX GAS COMPANY LLC.

CONSOL Energy defines itself through its core values which are:

•	Safety,

•	Compliance, and

•	Continuous Improvement.

These values are the foundation of CONSOL Energy's identity and are the basis for how management defines continued success. We believe CONSOL Energy's rich resource base, coupled with these core values, allows management to create value for the long-term. The electric power industry generates approximately two-thirds of its output by burning natural gas or coal, the two fuels we produce. We believe that the use of natural gas and coal will continue for many years as the principal fuel sources for electricity in the United States. Additionally, we believe that as worldwide economies grow, the demand for electricity from fossil fuels will grow as well, resulting in expansion of worldwide demand for our coal and potentially natural gas.

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

CONSOL Energy intends to continue to grow its gas production. The 2015 gas production guidance range is 300-310 Bcfe, net to CONSOL Energy, or 30% growth compared to 2014 total production, when using the midpoint of the range. CONSOL Energy continues to expect 2016 annual gas production to grow by 30%.

We expect natural gas to become a more significant contributor to the domestic electric generation mix as well as fueling industrial growth in the U.S. economy. Also, the U.S. is expected to become a net exporter of gas in the next few years. Our increasing gas production will allow CONSOL Energy to participate in these growing markets.

The 2015 coal production guidance range is 30.5-33.0 million tons. CONSOL Energy’s coal assets align with the company’s long term strategic objectives. The production from the company’s Pennsylvania Operations, which include the Bailey, Enlow Fork, and Harvey mines can be sold domestically or abroad, as either thermal coal or high volatile metallurgical coal. These low-cost mines, with five longwalls, and with estimated production of between 24.9-26.6 million tons in 2015, produce a high-Btu Pittsburgh-seam coal that is lower in sulfur than many Northern Appalachian coals. Also, the company’s Buchanan Mine which is in our Virginia Operations produces a premium low volatile metallurgial coal for the steel industry. It is estimated to produce between 3.7-4.2 million tons in 2015 at a cost that is among the lowest of any domestic metallurgical coal mine. Our other coal operations, which primarily includes our Miller Creek Complex, are expected to produce between 1.9-2.2 million tons in 2015.

These mines along with the 100%-owned Baltimore Terminal, will continue to allow CONSOL Energy to participate in the growth of the world’s thermal and metallurgical coal markets. The International Energy Agency (IEA) forecasts continued growth in world demand for thermal coal. The ability to serve both domestic and international markets with premium thermal and metallurgical coal provides tremendous optionality.

In December 2014, CONSOL Energy announced that its Board of Directors authorized management to pursue the formation of a master limited partnership (MLP) for the company’s thermal coal business, which would own interests in CONSOL Energy’s thermal coal properties and related mining operations located in Pennsylvania, including its Bailey Mine, Enlow Fork Mine, Harvey Mine and the related preparation plant. CONSOL Energy also announced that its Board of Directors authorized management to separately pursue the structuring and formation of a subsidiary entity for the purpose of owning CONSOL Energy’s metallurgical coal properties and related mining operations, with a view to conducting an initial public offering of up to 20% of the subsidiary’s equity. The subsidiary’s assets would include CONSOL Energy’s Buchanan Mine and related preparation plant and its interest in its Western Allegheny Energy joint venture. CONSOL Energy believes that these transactions would achieve four objectives: (i) they bring the value of its thermal and metallurgical coal assets forward, thereby increasing CONSOL Energy’s net asset value per share, (ii) they improve transparency into the value of these assets, which will permit a more accurate sum-of-the-parts valuation, (iii) they provide additional vehicles for accessing the capital markets on favorable terms, and (iv) they allow CONSOL Energy to retain control of these assets so it can continue to realize the operational synergies that exist between its natural gas and coal businesses. CONSOL Energy would designate separate management teams to run each of these businesses so as to most effectively maintain operational focus. After giving effect to these transactions, CONSOL Energy would consist primarily of (i) its core oil and gas exploration and production business, (ii) its interest in CONE Midstream Partners LP (NYSE: CNNX), (iii) a controlling interest in its cash flow generating thermal coal MLP and (iv) a controlling interest in its metallurgical coal subsidiary. While these transactions are anticipated in 2015, whether and when CONSOL Energy proceeds with initial public offerings of the thermal coal MLP and metallurgical coal subsidiary are subject to a number of factors, including prevailing market conditions and the approval of CONSOL Energy’s Board of Directors. No registration statement relating to the securities that would be sold in either offering has been filed with the Securities and Exchange Commission.

CONSOL Energy's Capital Expenditure Budget

In 2015, CONSOL expects to invest approximately $1.0 billion in its E&P Division, while maintaining its 30% year-over-
year production growth targets for 2015 and 2016. In addition to E&P capital, in 2015 CONSOL Energy also expects to invest $220 million in the Coal Division: $160 million in maintenance of production capital, and $60 million in land, safety, water, coal terminal operations, and other miscellaneous categories.

The $1.0 billion E&P budget consists of drilling and completion capital and midstream investments to continue building out the Marcellus Shale gathering systems, which are part of CONE Midstream Partners and will provide future dropdown opportunities. As the year progresses, CONSOL Energy will allocate capital expenditures across its operating areas in projects where the company can realize the highest rates of return based on results, commodity prices, basis, and other factors. The E&P capital budget does not include land, permitting, and business development expenditures. The company expects liquids volumes (NGL, condensates, and oil) to remain between 10%-15% as a percentage of total production by the end of 2016.

CONSOL Energy and its joint venture partner, Noble Energy, are working together to optimize the capital plan for 2015 in light of the commodity price environment. The parties have not formally agreed on a 2015 capital budget, and CONSOL Energy could increase activity levels in the Marcellus Shale beyond the levels contemplated by the E&P budget if the commodity price environment improves. Currently, drilling and completion capital is expected to be weighted towards the liquids-rich areas.
DETAIL GAS OPERATIONS

Our Gas operations are located throughout Appalachia and include the following plays.

Marcellus Shale

We have the rights to extract natural gas in Pennsylvania, West Virginia, and Ohio from approximately 441,000 net Marcellus Shale acres at December 31, 2014.
CONSOL Energy and Noble Energy, our joint venture partner, drilled a record 169 gross wells in the Marcellus Shale in 2014. CONSOL Energy drilled 77 of those wells in the dry gas area of the formation. The geographic breakdown was as follows:

•	44 wells in Southwestern Pennsylvania,

•	10 wells in Central Pennsylvania,

•	23 wells in Northern West Virginia,

•	1 well drilled in Ohio in the wet gas area of the play, and

•	91 wells drilled by Noble Energy in the wet gas area of the play.

CONSOL Energy also completed 73 Marcellus Shale wells in 2014. The average lateral length was 7,807 feet in 2014, or a 36% increase over the previous year's lateral length of 5,744 feet. These longer drilled laterals enabled the company to perform more hydraulic fracturing, or “fracking,” to complete the wells. In 2014, the average completed well had 46 "frac" stages, or a 77% increase over the 26 stages from the previous year. Longer lateral lengths and more "frac" stages per well (shorter stage laterals and reduced cluster spacing) are expected to enhance well economics. The wells completed in this manner have shown initial production rates being improved by as much as 40%.

In 2015, the Company expects Marcellus Shale drilling activity to be the primary driver of gas production growth along with significant growth from the Utica Shale. In the Marcellus Shale joint venture, CONSOL Energy and Noble Energy continue to work together to optimize their activity levels for 2015 in light of the rapidly changing commodity price environment.

We also hold a 50% interest in a gathering company which builds and operates the gathering system for most of our Marcellus shale production. CONSOL Energy operates these midstream assets. As of September 30, 2011, we contributed our existing Marcellus Shale gathering assets to this company. In September of 2014, the majority of these assets were contributed to CONE Midstream Partners LP. CONSOL Energy and Noble Energy have dedicated approximately 516,000 net acres of their jointly owned Marcellus Shale acreage to this partnership for an initial term of 20 years and they have also granted a right of first offer on an additional approximately 186,000 net acres. This master limited partnership formed by us and Noble Energy will continue to build and operate most of our Marcellus Shale gathering systems. CONSOL Energy continues to serve as operator for CONE Midstream Partners LP. See "Midstream Gas Services" for a more detailed explanation.

Utica Shale

CONSOL Energy controls approximately 118,000 net acres of Utica Shale potential in eastern Ohio at December 31, 2014. Additionally, CONSOL Energy controls an additional 108,000 net acres in southwestern Pennsylvania and northern West Virginia that contain the rights to the natural gas in Utica Shale. In addition, we estimate that approximately 388,000 net acres of our Marcellus Shale acreage in Pennsylvania and West Virginia are prospective for the Utica Shale. The thickness of the Utica Shale in these areas ranges from 200 to 450 feet.

In 2014, CONSOL Energy and Hess, our joint venture partner, drilled 39 gross wells in the Utica Shale. CONSOL Energy drilled 14 of those wells.

Coalbed Methane (CBM)

We have the rights to extract CBM in Virginia from approximately 268,000 net CBM acres, which cover a portion of our coal reserves in Central Appalachia. We produce gas primarily from the Pocahontas #3 seam which is the main coal seam mined by our Buchanan Mine.

We also have the right to extract CBM in West Virginia, southwestern Pennsylvania, and Ohio from approximately 934,000 net CBM acres. In central Pennsylvania we have the right to extract CBM from approximately 260,000 net CBM acres. In addition, we control 768,000 net CBM acres in Illinois, Kentucky, Indiana, and Tennessee. We also have the right to extract CBM on 139,000 net acres in the San Juan Basin, and 20,000 net acres in the Powder River Basin. We have no plans to drill CBM wells in these areas in 2015.

Other Gas

Shallow Oil and Gas
The shallow oil and gas acreage position of CONSOL Energy is approximately 853,000 net acres mainly in Illinois, Indiana, Kentucky, West Virginia, Pennsylvania, Virginia, and New York at December 31, 2014. The majority of our shallow oil and gas leasehold position is held by production and all of it is extensively overlain by existing third party gas gathering and transmission infrastructure. The shallow oil and gas assets provide multiple synergies with our CBM and unconventional shale operations, and the held by production nature of the shallow oil and gas properties affords CONSOL Energy considerable flexibility to choose when to exploit those and other gas assets including shale assets.

Upper Devonian
The Upper Devonian Shale formation lies above the Marcellus Shale formation in southwestern Pennsylvania and northern West Virginia. The company holds a large number of acres that have Upper Devonian potential; generally these acres have not been disclosed separately, since they are not the primary drilling target as of December 31, 2014.

CONSOL Energy, with our joint venture partner Noble Energy, drilled nine wells in the Burkett Shale and two wells in the Rhinestreet Shale. Our Marcellus Shale joint venture partner owns a 50% interest in the Burkett Shale formation within the joint venture area of mutual interest. CONSOL Energy controls a 100% interest in the Rhinestreet Shale formation that was acquired prior to the joint venture, with exception to the two drilled wells Noble Energy opted into in 2014.

Chattanooga
The Chattanooga Shale in Tennessee is a Devonian-age shale found at a depth of approximately 3,500 feet. The shale thickness is between 40-80 feet, and CONSOL Energy has found it to be rich in total organic content. CONSOL Energy has 218,000 net acres of Chattanooga Shale. This largely contiguous acreage is composed of only a small number of leases, a rarity in Appalachia. CONSOL Energy is the operator of all of its horizontal Chattanooga Shale wells.

Huron
We have 386,000 net acres of Huron Shale potential in Kentucky, West Virginia, and Virginia; a portion of this acreage has tight sands potential.

Summary of Properties as of December 31, 2014

	Marcellus	Utica	CBM	Other Gas
	Segment	Segment	Segment	Segment	Total
Estimated Net Proved Reserves (MMcfe)	4,235,212	495,290	1,467,194	629,920	6,827,616
Percent Developed	32%	33%	74%	92%	47%
Net Producing Wells (including oil and gob wells)	196	22	4,374	8,360	12,952
Net Acreage Position:
Net Proved Developed Acres	19,675	2,822	257,543	235,400	515,439
Net Proved Undeveloped Acres	44,299	7,207	9,023	3,272	63,801
Net Unproved Acres(1)	376,837	216,302	2,122,397	1,218,439	3,933,975
Total Net Acres(2)	440,811	226,331	2,388,963	1,457,111	4,513,215
_________

(1)
Net acres include acreage attributable to our working interests in the properties. Additional adjustments (either increases or decreases) may be required as we further develop title to and further confirm our rights with respect to our various properties in anticipation of development. We believe that our assumptions and methodology in this regard are reasonable. See Risk Factors in Section 1A of this Form 10-K.

(2)
Acreage amounts are shown under the target strata CONSOL Energy expects to produce, although the reported acres may include rights to multiple gas seams (CBM, Utica, Marcellus, etc.). We have reviewed our drilling plans, our acreage rights and used our best judgment to reflect the acres in the strata we expect to produce. As more information is obtained or circumstances change, the acreage classification may change.

Producing Wells and Acreage

Most of our development wells and proved acreage are located in Virginia, West Virginia and Pennsylvania. Some leases are beyond their primary term, but these leases are extended in accordance with their terms as long as certain drilling commitments or other term commitments are satisfied. The following table sets forth, at December 31, 2014, the number of producing wells, developed acreage and undeveloped acreage:

	Gross	Net(1)
Producing Gas Wells (including gob wells)	17,044	12,918
Producing Oil Wells	154	34
Net Acreage Position
Proved Developed Acreage	537,935	515,439
Proved Undeveloped Acreage	112,617	63,801
Unproven Acreage	4,946,174	3,933,975
Total Acreage	5,596,726	4,513,215

(1)
Net acres include acreage attributable to our working interests in the properties. Additional adjustments (either increases or decreases) may be required as we further develop title to and further confirm our rights with respect to our various properties in anticipation of development. We believe that our assumptions and methodology in this regard are reasonable. See Risk Factors in Section 1A of this Form 10-K.

The following table represents the terms under which we hold these acres:

	Net Unproved Acres	Net Proved Undeveloped Acres
Held by production/fee	3,792,960	49,756
Expiration within 2 years	39,385	2,665
Expiration beyond 2 years	101,630	11,380
Total Acreage	3,933,975	63,801

The leases reflected above as Net Unproved Acres with expiration dates are included in our current drill plan or active land program. Leases with expiration dates within two years represent less than 1% of our total acres in the above categories and leases with expiration dates beyond two years represent less than 3% of our total acres in the above categories. In each case, we deemed this acreage to not be material to our overall acreage position. Additionally, based on our current drill plans and lease management we do not anticipate any material impact to our consolidated financial statements from the expiration of such leases.

Development Wells (Net)

During the years ended December 31, 2014, 2013 and 2012 we drilled 180.3, 139.8 and 95.5 net development wells, respectively. Gob wells and wells drilled by operators other than our primary joint venture partners, Noble Energy and Hess Corporation, are excluded from net development wells. In 2014, there were 287 gross development wells. There were no dry development wells in 2014, 2013, or 2012. As of December 31, 2014, there are 52 net developmental wells still in process. The following table illustrates the net wells drilled by well classification type:

	For the Year
	Ended December 31,
	2014	2013	2012
Marcellus segment	84.0	56.0	44.0
Utica segment	18.8	9.0	—
CBM segment	75.0	63.8	42.5
Other Gas segment	2.5	11.0	9.0
Total Development Wells (Net)	180.3	139.8	95.5

Exploratory Wells (Net)

During the years ended December 31, 2014, 2013 and 2012, we drilled, in the aggregate, 8.5, 5.5, and 22.0 net exploratory wells, respectively. As of December 31, 2014, there are 2.5 net exploratory wells in process. The following table illustrates the exploratory wells drilled by well classification type:

	For the Year Ended December 31,
	2014			2013				2012
	Producing	Dry	Still Eval.	Producing		Dry	Still Eval.	Producing	Dry	Still Eval.
Marcellus segment	0.5	—	—	2.5		—	—	1.0	—	—
Utica segment	—	—	2.0	3.0		—	—	5.5	0.5	—
CBM segment	—	—	—	—		—	—	—	—	—
Other Gas segment	5.0	—	1.0	—	—	—	—	6.0	9.0	—
Total Exploratory Wells (Net)	5.5	—	3.0	5.5		—	—	12.5	9.5	—
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

	Net Reserves
	(Million cubic feet equivalent)
	as of December 31,
	2014	2013	2012
Proved developed reserves	3,198,706	2,514,294	2,165,483
Proved undeveloped reserves	3,628,910	3,216,920	1,827,975
Total proved developed and undeveloped reserves(a)	6,827,616	5,731,214	3,993,458
___________

(a)	For additional information on our reserves, see “Other Supplemental Information–Supplemental Gas Data (unaudited) to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Discounted Future Net Cash Flows

The following table shows our estimated future net cash flows and total standardized measure of discounted future net cash flows at 10%:

	Discounted Future
	Net Cash Flows
	(Dollars in millions)
	2014	2013	2012
Future net cash flows	$9,321	$6,568	$2,792
Total PV-10 measure of pre-tax discounted future net cash flows (1)	$4,884	$2,780	$1,242
Total standardized measure of after tax discounted future net cash flows	$2,984	$1,681	$736
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

Reconciliation of PV-10 to Standardized Measure

	As of December 31,
	2014	2013	2012
	(Dollars in millions)
Future cash inflows	$28,503	$21,603	$11,778
Future production costs	(10,101)	(7,106)	(4,824)
Future development costs (including abandonments)	(3,369)	(3,903)	(2,451)
Future net cash flows (pre-tax)	15,033	10,594	4,503
10% discount factor	(10,149)	(7,814)	(3,261)
PV-10 (Non-GAAP measure)	4,884	2,780	1,242
Undiscounted income taxes	(5,712)	(4,026)	(1,711)
10% discount factor	3,812	2,927	1,205
Discounted income taxes	(1,900)	(1,099)	(506)
Standardized GAAP measure	$2,984	$1,681	$736

Gas Production

The following table sets forth net sales volumes produced for the periods indicated:

	For the Year
	Ended December 31,
	2014	2013	2012
GAS
Marcellus Sales Volumes (MMcf)	99,370	55,048	35,853
Utica Sales Volumes (MMcf)	10,303	531	3
CBM Sales Volumes (MMcf)	79,459	82,867	88,149
Other Sales Volumes (MMcf)	27,128	30,291	31,047
LIQUIDS*
NGLs Sales Volumes (MMcfe)	15,475	2,628	610
Oil Sales Volumes (MMcfe)	681	634	600
Condensate Sales Volumes (MMcfe)	3,298	381	63
TOTAL (MMcfe)	235,714	172,380	156,325
*Oil, NGLs, and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas.

CONSOL Energy projects its 2015 natural gas production, net to CONSOL, to be 300 – 310 Bcfe, or 30% growth compared to 2014 total production, when using the midpoint of the range. CONSOL Energy continues to expect 2016 annual gas production to grow by 30%.

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

	For the Year
	Ended December 31,
	2014	2013	2012
Total Average Gas Sales Price Before Effects of Financial Settlements (per Mcfe)	$4.26	$3.85	$3.00
Average Effects of Financial Settlements (per Mcfe)	$0.11	$0.45	$1.22
Total Average Gas Sales Price Including Effects of Financial Settlements (per Mcfe)	$4.37	$4.30	$4.22
Average Lifting Costs excluding ad valorem and severance taxes (per Mcfe)	$0.50	$0.56	$0.58

Sales of NGLs, condensates, and oil enhance our reported gas equivalent sales prices. Across all volumes, sales of liquids added $0.24 per Mcfe, $0.13 per Mcfe, and $0.05 per Mcfe for 2014, 2013, and 2012, respectively, to average gas sales prices. CONSOL Energy expects to continue to realize a liquids uplift benefit as additional wells are brought online in the liquid-rich areas of the Marcellus and Utica shales. We continue to sell the majority of our NGLs through the large midstream companies that process our gas. This approach allows us to take advantage of the processors’ transportation efficiencies and diversified markets. CONSOL Energy’s processing contracts provide for the ability to take our NGLs “in kind” and market them directly if desired. The processed purity products are ultimately sold to industrial, commercial, and petrochemical markets.
We enter into physical gas sales transactions with various counterparties for terms varying in length. Reserves and production estimates are believed to be sufficient to satisfy these obligations. In the past, we have delivered quantities required under these contracts. We also enter into various gas swap transactions. These gas swap transactions exist parallel to the underlying physical transactions and represented approximately 159.9 Bcf of our produced gas sales volumes for the year ended December 31, 2014 at an average price of $4.58 per Mcf. These gas swaps represented approximately 84.3 Bcf of our produced gas sales volumes for the year ended December 31, 2013 at an average price of $4.68 per Mcf. As of January 15, 2015, we expect these transactions will represent approximately 121.2 Bcf of our estimated 2015 production at an average price of $4.05 per Mcf and 94.7 Bcf of our estimated 2016 production at an average price of $4.11 per Mcf.

The hedging strategy and information regarding derivative instruments used are outlined in Part II, Item 7A Qualitative and Quantitative Disclosures About Market Risk and in Note 23 - Derivative Instruments in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K.

Midstream Gas Services

CONSOL Energy has traditionally designed, built and operated natural gas gathering systems to move gas from the wellhead to interstate pipelines or other local sales points. In addition, CONSOL Energy has acquired extensive gathering assets. CONSOL Energy now owns or operates approximately 5,000 miles of gas gathering pipelines as well as 250,000 horsepower of compression, of which, just over 75% is wholly owned with the balance being leased. Along with this compression capacity, CONSOL Energy owns and operates a number of gas processing facilities. This infrastructure is capable of delivering approximately 500 billion cubic feet per year of pipeline quality gas.

CONSOL Energy owns 50% of CONE Gathering, LLC ("CONE" or "CONE Gathering") along with Noble Energy owning the other 50% interest. CONE Gathering develops, operates and owns substantially all of both Noble Energy's and CONSOL Energy's Marcellus Shale gathering system needs. CONSOL Energy operates this equity affiliate. We believe that the network of right-of-ways, vast surface holdings and experience in building and operating gathering systems in the Appalachian basin will give CONE Gathering an advantage in building the midstream assets required to develop the joint venture's Marcellus Shale position. On September 30, 2014, CONE Midstream Partners, LP (the Partnership) closed its initial public offering of 20,125,000 common units representing limited partnership interests at a price to the public of $22.00 per unit, which included a 2,625,000 common unit over-allotment option that was exercised in full by the underwriters. The Partnership's general partner is CONE Midstream GP LLC, a wholly owned subsidiary of CONE Gathering LLC.

As a result of the IPO transaction, the Partnership received net proceeds of $412,741 from the offering, after deducting underwriting discounts and commissions, and structuring fees of $28,779 along with additional estimated offering expenses of approximately $1,230. Of the proceeds received, $203,986 was distributed to both CNX Gas Company LLC ("CNX Gas Company"), and Noble Energy on September 30, 2014.
In the Utica Shale, we and our joint venture partner, Hess, are primarily contracting with third parties for gathering services.

CONSOL Energy continues to develop a diversified portfolio of firm transportation capacity options to support our production growth plan. In September, we entered into a precedent agreement with DTE Energy and Spectra Energy for its Nexus project as an anchor shipper to transport gas from the Appalachian Basin to Midwest markets. The pipeline is expected to be placed into service in late 2017. We also benefit from the strategic location of our primary production areas in Southwest Pennsylvania, Northern West Virginia, and Eastern Ohio. These areas are served by a large concentration of major pipelines that provide us with the capacity to move our production to the major gas markets. In addition to firm transportation capacity, CONSOL Energy continues to develop a processing portfolio to support the increasing volumes from our wet production areas.

CONSOL Energy has the advantage of having gas production from CBM, which can be lower Btu than pipeline specification, as well as higher Btu Marcellus Shale production. These two types of gas can complement each other by reducing and in some cases eliminating the need for the costly processing of CBM. In addition, both our lower Btu CBM and dry Marcellus production offers an opportunity to blend ethane back into the gas stream when pricing or capacity for ethane markets dictate. In developing a diversified approach to managing ethane, CONSOL Energy has entered into ethane supply agreements and is actively discussing future outlet opportunities with a number of ethane customers and midstream companies. These measures will allow us more flexibility in bringing Marcellus Shale wells on-line at qualities that meet interstate pipeline specifications.

Natural Gas Competition

The United States natural gas industry is highly competitive and more diversified than the coal industry. CONSOL Energy competes with other large producers, as well as thousands of smaller producers, pipeline imports from Canada, and Liquefied Natural Gas (LNG) from around the globe. According to data from the Natural Gas Supply Association and the Energy Information Agency (EIA), the five largest U.S. producers of natural gas produced about 19% of dry natural gas production in the first six months of 2014. The EIA reported 487,286 producing natural gas wells in the United States in 2013, the latest year for which government statistics are available.

Natural gas has maintained market share in the U.S. electric generation market compared to 2013 (based on preliminary 2014 results). However, we expect natural gas to become a more significant contributor to the domestic electric generation mix in the long-term, as well as fuel industrial growth in the U.S. economy. There is potential for natural gas to become a significant contributor to the transportation market. Additionally, the U.S. is expected to become a net exporter of gas in the next few years. Our increasing gas production will allow CONSOL Energy to participate in these growing markets.

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

DETAIL COAL OPERATIONS

Coal Reserves

At December 31, 2014, CONSOL Energy had an estimated 3.2 billion tons of proven and probable reserves, excluding equity affiliates. Reserves are the portion of the proven and probable tonnage that meet CONSOL Energy's economic criteria regarding mining height, preparation plant recovery, depth of overburden and stripping ratio. Generally, these reserves would be commercially mineable at year-end price and cost levels.

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

Our estimate of proven and probable coal reserves has been determined by CONSOL Energy’s geologists and mining engineers. CONSOL Energy geologists and mining engineers completed an extensive re-evaluation of the longwall mineable Pittsburgh and Illinois No. 5 seams during 2014. The re-evaluations included the use of mine specific assumptions and mine plans versus general mine recovery factors and general parameters. To date, approximately 50% of CONSOL Energy’s reserves have been re-evaluated using mine specific parameters as opposed to an assumed average mining recovery factors. The 2014 re-evaluations resulted in 460 million of the total 471 million additional tons of proven and probable reserves added as result of revisions and other changes in 2014 (See Supplemental Coal Data in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K).

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

CONSOL ENERGY MINING COMPLEXES
Proven and Probable Assigned and Accessible Coal Reserves as of December 31, 2014 and 2013

							Recoverable
				Average	As Received Heat		Reserves(2)
	Preparation			Seam	Value(1)				Tons in
	Facility	Reserve	Coal	Thickness	(Btu/lb)		Owned	Leased	Millions
Mine/Reserve	Location	Class	Seam	(feet)	Typical	Range	(%)	(%)	12/31/2014	(4)	12/31/2013	(4)
ASSIGNED–OPERATING
PA Operations
Bailey (3)	Enon, PA	Assigned Operating	Pittsburgh	7.6	12,930	12,800 – 13,050	53%	47%	84.0		96.9
		Accessible	Pittsburgh	7.5	12,930	12,720 – 13,190	78%	22%	170.5		278.7
Harvey (3)	Enon, PA	Assigned Operating	Pittsburgh	6.6	13,040	12,940 – 13,230	89%	11%	27.1		—
		Accessible	Pittsburgh	7.6	12,930	12,870 – 13,160	99%	1%	181.2		—
Enlow Fork (3)	Enon, PA	Assigned Operating	Pittsburgh	7.8	12,920	12,800 – 13,000	99%	1%	21.6		16.9
		Accessible	Pittsburgh	7.6	12,980	12,720 – 13,120	76%	24%	301.2		232.8
VA Operations
Buchanan	Mavisdale, VA	Assigned Operating	Pocahontas 3	6.0	13,790	13,690 – 14,050	20%	80%	44.8		47.2
		Accessible	Pocahontas 3	5.9	13,760	13,690 – 13,900	15%	85%	47.3		46.1
Amonate Complex	Amonate, VA	Assigned Operating	Multiple	4.3	13,150	12,850 – 13,350	69%	31%	15.8		20.1
		Accessible	Multiple	6.4	12,880	12,880 – 12,880	100%	—%	3.9		6.6
Other Operations
Amvest Fola Complex (3)	Bickmore, WV	Assigned Operating	Multiple	4.6	12,380	12,250 – 12,550	86%	14%	73.4		73.4
Miller Creek Complex	Delbarton, WV	Assigned Operating	Multiple	2.6	12,100	11,600 – 12,650	40%	60%	52.0		52.6
		Accessible	Multiple	5.1	12,650	12,650 – 12,650	—%	100%	0.8		0.7
Total Assigned Operating and Accessible									1,023.6		872.0

_____________

(1)
The heat value shown for Assigned Operating reserves is based on the quality of coal mined and processed during the year ended December 31, 2014. The heat values shown for Accessible Reserves are based on as received, dry values obtained from drill hole analyses, adjusted for moisture, and prorated by the associated Assigned Operating product values to account for similar mining and processing methods.

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

(4)
The table excludes both 55.0 million tons of recoverable reserves held by an equity affiliate of which CONSOL Energy owns a 49% interest and approximately 118.8 million tons of reserves at December 31, 2014 that are assigned to projects that have not produced coal in 2014. These assigned reserves are in the Northern Appalachia (Pennsylvania, Ohio and Northern West Virginia), Central Appalachia (Virginia and Southern West Virginia) and Western U.S. (Utah) and are approximately 71% owned and 29% leased.

The following table sets forth our unassigned proven and probable reserves by region:

CONSOL Energy UNASSIGNED Recoverable Coal Reserves as of December 31, 2014 and 2013

					Recoverable
		Recoverable Reserves(2)			Reserves
				Tons in	(Tons in
	As Received Heat	Owned	Leased	Millions	Millions)
Coal Producing Region	Value(1) (Btu/lb)	(%)	(%)	12/31/2014	12/31/2013
Northern Appalachia (Pennsylvania, Ohio, Northern West Virginia)	11,400 – 13,600	87%	13%	1,219.1	951.7
Central Appalachia (Virginia, Southern West Virginia)	11,400 – 14,100	51%	49%	321.2	349.6
Illinois Basin (Illinois, Western Kentucky, Indiana)	11,600 – 12,000	53%	47%	555.6	731.9
Total		72%	28%	2,095.9	2,033.2
_______________

(1)
The heat value estimates for Northern Appalachian and Central Appalachian Unassigned coal reserves include adjustments for moisture that may be added during mining or processing as well as for dilution by rock lying above or below the coal seam. The mining and processing methods currently in use, are used for these estimates. The heat value estimates for the Illinois Basin, unassigned reserves are based primarily on exploration drill core data that may not include adjustments for moisture added during mining or processing or for dilution by rock lying above or below the coal seam.

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

CONSOL Energy Proven and Probable Recoverable Coal Reserves
By Product (In Millions of Tons) As of December 31, 2014

	≤ 1.20 lbs.			> 1.20 ≤ 2.50 lbs.			> 2.50 lbs.
	S02/MMBtu			S02/MMBtu			S02/MMBtu
	Low	Med	High	Low	Med	High	Low	Med	High		Percent By
By Region	Btu	Btu	Btu	Btu	Btu	Btu	Btu	Btu	Btu	Total	Product
Metallurgical(1):
High Vol A Bituminous	—	—	6.3	—	—	208.7	—	—	—	215.0	6.6%
Med Vol Bituminous	—	5.1	56.0	—	—	2.9	—	—	—	64.0	2.0%
Low Vol Bituminous	—	—	126.8	—	—	73.7	—	—	—	200.5	6.2%
Total Metallurgical	—	5.1	189.1	—	—	285.3	—	—	—	479.5	14.8%
Thermal(1):
High Vol A Bituminous	31.4	80.4	4.6	38.2	105.2	62.3	66.7	1,077.0	703.0	2,168.8	67.0%
High Vol B Bituminous	—	17.7	—	—	113.4	—	—	186.7	—	317.8	9.8%
High Vol C Bituminous	—	—	—	—	159.4	—	108.3	—	—	267.7	8.3%
Low Vol Bituminous	—	—	—	—	—	—	—	—	4.5	4.5	0.1%
Total Thermal	31.4	98.1	4.6	38.2	378.0	62.3	175.0	1,263.7	707.5	2,758.8	85.2%
Total	31.4	103.2	193.7	38.2	378.0	347.6	175.0	1,263.7	707.5	3,238.3	100.0%
Percent of Total	1.0%	3.2%	6.0%	1.2%	11.7%	10.7%	5.4%	39.0%	21.8%	100.0%

The table above excludes 55.0 million tons of recoverable reserves held by an equity affiliate of which CONSOL Energy owns a 49% interest.

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

The following table sets forth, with respect to properties that we lease to other coal operators, the total royalty tonnage, acreage leased and the amount of income (net of related expenses) we received from royalty payments for the years ended December 31, 2014, 2013 and 2012.

	Total	Total	Total
	Royalty	Coal	Royalty
	Tonnage	Acreage	Income
Year	(in thousands)	Leased	(in thousands)
2014	10,230	281,894	$18,460
2013	8,335	271,755	$16,906
2012	8,326	271,760	$16,853

Royalty tonnage leased to third parties is not included in the amounts of produced tons that we report. Proven and probable reserves do not include reserves attributable to properties that we lease to third parties.

Production

In the year ended December 31, 2014, 93% of CONSOL Energy's production from continuing operations came from underground mines and 7% from surface mines. CONSOL Energy employs longwall mining systems in our underground mines where the geology is favorable and reserves are sufficient. For the year ended December 31, 2014, 93% of our production came from mines equipped with longwall mining systems. Underground longwall systems are highly mechanized, capital intensive operations. Mines using longwall systems have a low variable cost structure compared with other types of mines and can achieve high productivity levels compared with those of other underground mining methods. Because CONSOL Energy has substantial reserves readily suitable to these operations, CONSOL Energy believes that these longwall mines can increase capacity at a low incremental cost.
The following table shows the production from continuing operations, in millions of tons, for CONSOL Energy's mines for the years ended December 31, 2014, 2013 and 2012, the location of each mine, the type of mine, the type of equipment used at each mine, method of transportation and the year each mine was established or acquired by us.

	Preparation				Tons Produced			Year
	Facility	Mine	Mining		(in millions)			Established
Mine	Location	Type	Equipment	Transportation	2014	2013	2012	or Acquired
PA Operations
Bailey (3)	Enon, PA	U	LW/CM	R R/B	12.3	10.8	10.1	1984
Enlow Fork (3)	Enon, PA	U	LW/CM	R R/B	10.6	10.1	9.5	1990
Harvey (5)	Enon, PA	U	LW/CM	R R/B	3.2	0.6	—	2014
VA Operations
Buchanan (1)	Mavisdale, VA	U	LW/CM	R T	4.0	4.8	3.5	1983
Amonate (1)(2)	Amonate, VA	U/S	A/S/CM	R T	—	—	0.1	2012
Other
Miller Creek Complex (2)	Delbarton, WV	U/S	CM/S/L	R T	2.1	2.2	2.9	2004
AMVEST-Fola Complex (1)(2)	Bickmore, WV	U/S	A/S/L/CM	R T	—	—	1.1	2007
Total					32.2	28.5	27.2

CONSOL Energy Portion of Equity Affiliates
Harrison Resources (2)(4)	Cadiz, OH	S	S/L	R T	0.3	0.4	0.4	2007
Western Allegheny (2)(4)	Young Township, PA	U	CM	R T	0.5	0.3	0.1	2010
Total CONSOL Energy Portion of Equity Affiliates					0.8	0.7	0.5

A	–	Auger
S	–	Surface
U	–	Underground
LW	–	Longwall
CM	–	Continuous Miner
S/L	–	Stripping Shovel and Front End Loaders
R	–	Rail
R/B	–	Rail to Barge
T	–	Truck
(1)	–	Mine was idled for part of the year(s) presented due to market conditions.
(2)	–	Harrison Resources, Miller Creek Complex, AMVEST–Fola Complex, Amonate Complex and Western Allegheny (includes facilities operated by independent contractors).
(3)	–	Mine was idle for three weeks during 2012 due to a structural failure at the above-ground conveyor system at the Bailey Preparation Plant. Production later resumed at a reduced capacity.
(4)	–	Production amounts represent CONSOL Energy's 49% ownership interest. Interest in Harrison Resources was sold on October 1, 2014.
(5)	–	Completed development work and was placed in service in March 2014.

Coal Capital

In 2015, CONSOL Energy expects to invest $220 million in the Coal and other Division: $160 million in maintenance of production capital, and $60 million in land, safety, water, terminal operations, and other miscellaneous categories.

Coal Marketing and Sales

Our sales of bituminous coal from continuing operations were at average sales price per ton sold as follows:

	Years Ended December 31,
	2014	2013	2012
Average Sales Price Per Ton Sold– PA Operations	$61.88	$63.93	$67.67
Average Sales Price Per Ton Sold– VA Operations	$71.80	$92.43	$140.11
Average Sales Price Per Ton Sold– Other Operations	$60.12	$70.22	$71.44
Average Sales Price Per Ton Sold– Total Company	$63.03	$69.34	$77.75

We sell coal produced by our mining complexes and additional coal that is purchased by us for resale from other producers. We maintain United States sales offices in Charlotte, Philadelphia and Pittsburgh. In addition, we sell coal through agents and to brokers and unaffiliated trading companies.

A breakdown of total coal sales from continuing operations is as follows:

	Tons	Percent of
	Sold	Total
PA Operations	26.1	81%
VA Operations	4.1	13%
Other Operations	2.2	6%
Total tons sold	32.4	100%

Approximately 72% of our 2014 coal sales from continuing operations were made to U. S. electric generators, 5% of our 2014 coal sales were priced on export markets and 23% of our coal sales were made to other domestic customers. We had over 50 customers from our 2014 coal operations. During 2014, Duke Energy and Xcoal Energy Resources each comprised over 10% of our revenues from continuing operations, and the top four coal customers accounted for more than 30% of our total revenues from continuing operations.

Coal Contracts

We sell coal to an established customer base through opportunities as a result of strong business relationships, or through a formalized bidding process. Contract volumes range from a single shipment to multi-year agreements for millions of tons of coal. The average contract term is between one to three years. As a normal course of business, efforts are made to renew or extend contracts scheduled to expire. Although there are no guarantees, we generally have been successful in renewing or extending contracts in the past. For the year ended December 31, 2014, over 66% of all the coal we produced from continuing operations was sold under contracts with terms of one year or more.

The following table sets forth as of January 18, 2015, CONSOL Energy's estimated production and sales for 2015 through 2016.

COAL DIVISION GUIDANCE
(Tons in millions)

	Q1 2015	2015	2016
Estimated Total Coal Sales	8.0 - 8.5	30.5 - 33.0	30.5 - 33.0
Tonnage: Firm	7.3	24.2	13.4
Price: Sold (firm)	$62.24	$63.06	$63.12
Estimated PA Operations Sales	6.6 - 6.8	24.9 - 26.6	24.9 - 26.6
Tonnage: Firm	5.9	20.7	11.8
Estimated VA Operations Sales	1.0 - 1.2	3.7 - 4.2	3.7 - 4.2
Tonnage: Firm	0.9	1.6	0.8
Estimated Other Sales	0.4 - 0.5	1.9 - 2.2	1.9 - 2.2
Tonnage: Firm	0.5	1.9	0.8
Note: While most of the data in the table are single point estimates, the inherent uncertainty of markets and mining operations means that investors should consider a reasonable range around these estimates. CONSOL Energy has chosen not to forecast prices for open tonnage due to ongoing customer negotiations. Firm tonnage is tonnage that is both sold and priced, and excludes collared tons. There are no collared tons in 2015. Collared tons in 2016 are 0.9 million tons, with a ceiling of $61.46 per ton and a floor of $57.54 per ton. Not included in the category breakdowns are the tons from Western Allegheny Energy (WAE). WAE has 0.1 million tons for Q1 2015, and 0.5 million tons and 0.4 million tons for all of 2015, and 2016, respectively.

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

Other Operations

CONSOL Energy provides other services both to our own operations and to others. These include land services, coal terminal services and water services.

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

Terminal Services

In 2014, approximately 9.6 million tons of coal were shipped through CONSOL Energy's subsidiary, CNX Marine Terminals Inc.'s, exporting terminal in the Port of Baltimore. Approximately 42% of the tonnage shipped was produced by CONSOL Energy coal mines. The terminal can either store coal or load coal directly into vessels from rail cars. It is also one of the few terminals in the United States served by two railroads, Norfolk Southern Corporation and CSX Transportation Inc.

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

Employee and Labor Relations

At December 31, 2014, CONSOL Energy had 3,834 employees. Less than 1% of the total workforce is represented by the United Mine Workers of America (UMWA).

Industry Segments

Financial information concerning industry segments, as defined by accounting principles generally accepted in the United States, for the years ended December 31, 2014, 2013 and 2012 is included in Note 25 - Segment Information in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K and incorporated herein.

Laws and Regulations

Overview

Our gas and coal mining operations are subject to various types of federal, state and local laws and regulations. Regulations relating to our operations include permitting and other licensing requirements; water withdrawal and procurement for well stimulation purposes; well drilling and casing; well production; well plugging; venting or flaring of natural gas; pipeline compression and transmission of natural gas and liquids; reclamation and restoration of properties after gas or mining operations are completed; storage, transportation and disposal of materials used or generated by gas and mining operations; the calculation, reporting and disbursement of taxes; gathering of gas production in certain circumstances; surface subsidence from underground mining; discharge of water from coal mining operations; air quality standards; protection of wetlands; endangered plant and wildlife protection; and employee health and safety. Numerous governmental permits and approvals under these laws and regulations are required for gas and mining operations. Lastly, the electric power generation industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for our gas and coal products.

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

CONSOL Energy is committed to complying with all laws and regulations. This commitment is evident in CONSOL Energy's demonstrated cost and effort to abate and control pollution and/or contamination at its facilities. CONSOL Energy made capital expenditures for environmental control facilities of approximately $19.0 million, $1.6 million, and $1.3 million in the years ended December 31, 2014, 2013 and 2012, respectively. CONSOL Energy expects to have capital expenditures of $19.9 million in 2015 for environmental control facilities.

Environmental Laws

Clean Air Act and Related Regulations. The federal Clean Air Act (CAA) and corresponding state laws and regulations regulate air emissions primarily through permitting and/or emissions control requirements. This affects gas production and processing operations as well as coal mining and coal handling and processing.

We are required to obtain pre-approval for construction or modification of certain facilities, to meet stringent air permit requirements, or to use specific equipment, technologies or best management practices to control emissions. On August 16, 2012, the U.S. Environmental Protection Agency (EPA) published final revisions to the New Source Performance Standards (NSPS) to regulate emissions of volatile organic compounds (VOCs) and sulfur dioxide (SO2) from various oil and gas exploration, production, processing and transportation facilities and revisions to the National Emission Standards for Hazardous Air Pollutants (NESHAPS) to further regulate emissions from the oil and natural gas production sector and the transmission and storage of natural gas. Section 111 of the CAA authorized the EPA to develop technology based standards which apply to specific categories of stationary sources. In September 2009, the EPA finalized the Mandatory Reporting of Greenhouse Gas Rule. The current version of this rule requires annual reporting of emissions from gas wells, coal mines and associated facilities.

The U.S. EPA is currently proposing to amend the Petroleum and Natural Gas Systems source category (Subpart W) of the Greenhouse Gas Reporting Program (GHGRP). This proposed rule would add reporting of greenhouse gas emissions from gathering and boosting systems, completions and workovers of oil wells using hydraulic fracturing, and blowdowns of natural gas transmission pipelines. The rule would also require operators to install new monitoring equipment during the next year in order to comply with Subpart W. In addition, on January 14, 2014, the Obama Administration announced its goal to significantly reduce methane emission from oil and gas sources by 2014. As part of this announcement, the EPA announced that it will issue a proposed rule in the summer of 2015 and a final rule in 2016 setting standards for methane and VOC emissions from new and modified oil and gas productions sources and natural gas processing and transmission sources.

The CAA also indirectly and more significantly affects the U.S. coal industry by extensively regulating the air emissions of coal-fired electric power generating plants operated by our customers. Coal contains impurities, such as sulfur, mercury and other constituents, many of which are released into the air when coal is burned. Carbon dioxide, a greenhouse gas, is also emitted when coal is burned. Environmental regulations governing emissions from coal-fired electric generating plants increase the costs to operate and could affect demand for coal as a fuel source and affect the volume of our sales. Moreover, additional environmental regulations increase the likelihood that existing coal-fired electric generating plants will be decommissioned, including plants to which CONSOL Energy sells coal to, and reduce the likelihood that new coal-fired plants will be built in the future.

In early 2012, the EPA promulgated or finalized several rules for new source performance standards (NSPS) for coal- and oil- fired power plants and these changes affect coal-generating facilities. The Utility Maximum Control Technology (UMACT) rule requires more stringent NSPS for particulate matter (PM), SO2 and NOX and the Mercury and Air Toxics Standards (MATS) rule requires new mercury and air toxic standards. In November 2012, EPA published a notice of reconsideration of certain aspects of the UMACT and MATS rules. Following reconsideration, in April 2013, EPA promulgated final UMACT and MATS rules at which point the standards become applicable to new power plants. The final rules have higher emission limits, but the standards are still stringent and compliance with the rules is expensive.

On July 6, 2011, the EPA finalized a rule known as the Cross-State Air Pollution Rule (CSAPR). CSAPR regulates cross-border emissions of criteria air pollutants include SO2 and NOX, as well as byproducts, fine particulate matter (PM2.5) and ozone by requiring states to limit emissions from sources that "contribute significantly" to noncompliance with air quality standards for the criteria air pollutants. If the ambient levels of criteria air pollutants are above the thresholds set by the EPA, a region is considered to be in "nonattainment" for that pollutant and the EPA applies more stringent control standards for sources of air emissions located in the region. After sever years of litigation, implementation of CSAPR Phase 1 is now scheduled for 2015, with Phase 2 beginning in 2017.

In April 2012, the EPA published its proposed NSPS for carbon dioxide (CO2) emissions from coal-powered electric generating units. The proposed rules would have applied to new power plants and to existing plants that make major modifications. If the rules had been adopted as proposed, the only new coal-fired power plants that could have met the proposed emission limits would have been coal-fired plants with CO2 capture and storage (CCS). Commercial scale CCS is not likely to be available in the near future, and if available, it may make coal-fired electric generation units uneconomical compared to new gas-fired electric generation units. On January 8, 2014, EPA re-proposed NSPS for CO2 for new fossil fuel fired power plants and rescinded the rules that were proposed on April 12, 2012.

On September 20, 2013, the EPA issued a new proposal to control carbon emissions from new power plants. Under the proposal, EPA would establish separate NSPS for CO2 emissions for natural gas-fired turbines and coal-fired units. The proposed “Carbon Pollution Standard for New Power Plants” replaces an earlier proposal released by EPA in 2012.

In another proposed rulemaking related to CO2 emissions, on June 2, 2014, EPA proposed the Clean Power Plan to cut carbon emissions from existing power plants. Under this proposed rule, EPA would create emission guidelines for states to follow in developing plans to address greenhouse gas emissions from existing fossil fuel-fired electric generating units. Specifically, the EPA is proposing state-specific rate-based goals for CO2 emissions from the power sector, as well as guidelines for states to follow in developing plans to achieve the state-specific goals.

The CAA requires EPA to set National Ambient Air Quality Standards (NAAQS) for certain pollutants and the CAA identifies two types of NAAQS. Primary standards provide public health protection, including protecting the health of "sensitive" populations such as asthmatics, children, and the elderly. Secondary standards provide public welfare protection, including protection against decreased visibility and damage to animals, crops, vegetation, and buildings. On December 17, 2014, the EPA proposed a rule to lower the primary and secondary NAAQS for ozone. Under the proposal, the primary standard would be reduced from the current 0.075 ppm to a standard within the range of 0.065 ppm to 0.070 ppm. Similarly the secondary standard would be reduced to a standard within the range of 0.065 ppm to 0.070 ppm. This proposed rule could have a large impact on both the oil and gas and coal mining industries as states would be required to update their permitting standards to meet these potentially unachievable limits.

Clean Water Act. The federal Clean Water Act (CWA) and corresponding state laws affect our gas and coal operations by regulating discharges into surface waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. The CWA and corresponding state laws include requirements for: improvement of designated "impaired waters" (i.e., not meeting state water quality standards) through the use of effluent limitations; anti-degradation regulations which protect state designated "high quality/exceptional use" streams by restricting or prohibiting discharges; requirements to treat discharges from coal mining properties for non-traditional pollutants, such as chlorides, selenium and dissolved solids; requirements to minimize impacts and compensate for unavoidable impacts resulting from discharges of fill materials to regulated streams and wetlands; and requirements to dispose of produced wastes and other oil and gas wastes at approved disposal facilities. In addition, the Spill Prevention, Control and Countermeasure (SPCC) requirements of the CWA apply to all CONSOL Energy operations that use or produce fluids and require the implementation of plans to address any spills and the installation of secondary containment around all tanks. These requirements may cause CONSOL Energy to incur significant additional costs that could adversely affect our operating results, financial condition and cash flows.

Pursuant to a Congressional requirement in EPA's 2010 budget appropriation, EPA must conduct a comprehensive study of the potential adverse impact that hydraulic fracturing may have on water quality and public health. Hydraulic fracturing is a way of producing gas from tight rock formations such as the Marcellus and Utica shales. The EPA initiated the study in early January 2011 with a final report originally intended to be published in 2014. EPA’s current estimate of the completion time for a draft of its study of the risks posed by hydraulic fracturing to drinking water is now projected by the agency to be completed in early 2015.

CONSOL Energy utilizes pipelines extensively for its gas, water and coal businesses, and mitigation permits from the Army Corps of Engineers (ACOE) are typically required for certain impacts to streams and wetlands. On April 21, 2014 EPA published a proposed rule called “Definition of ‘Waters of the United States’ Under the Clean Water Act.” The proposal would expand the scope of the CWA to include previously non-jurisdictional streams, wetlands, and waters, making these areas jurisdictional inter-coastal waters of the U.S. If finalized, the rulemaking will likely cause states that have jurisdiction over their own waters to make regulatory changes to their already robust regulatory programs while offering little to no added environmental protection or benefit from the changes. This would only add unwarranted delays to the permitting process and extend review times even further for regulatory agencies already under-resourced. These changes would also lead to additional mitigation cost and severely limit CONSOL Energy’s ability to avoid regulated jurisdictional waters, while extending the coverage of “waters of the United States” into areas that have no significant hydrologic connection to jurisdictional waters. We believe the proposal as written does not accomplish EPA’s goal of clarification, and has blurred the lines between what is and is not jurisdictional under the CWA.

In order to obtain a permit for surface coal mining activities, including valley fills associated with steep slope mining, an operator must obtain a permit for the discharge of fill material from the ACOE and a discharge permit from the state regulatory authority under the state counterpart to the Clean Water Act. Beginning in early 2009, the EPA implemented several initiatives that have delayed and obstructed the issuance of surface mining operation permits in the Appalachian states including Pennsylvania and Virginia where our principal mining complexes are located. Increased oversight of delegated state programmatic authority, coupled with individual permit review and additional requirements imposed by the EPA, has resulted in delays in the review and issuance of permits for surface coal mining operations, including applications for surface facilities for underground mines, such as applications for coal refuse disposal areas. The coal industry has had some success challenging EPA’s policies but EPA continues with its initiatives. Thus far, CONSOL Energy subsidiaries have been able to continue operating their existing mines. There is no assurance that permits can be obtained for future mining operations.

Resource Conservation and Recovery Act. The federal Resource Conservation and Recovery Act (RCRA) and corresponding state laws and regulations affect gas operations and coal mining by imposing requirements for the treatment, storage and disposal of hazardous wastes. Facilities at which hazardous wastes have been treated, stored or disposed are subject to corrective action orders issued by the EPA that could adversely affect our results, financial condition and cash flows. In 2010, EPA proposed options for the regulation of Coal Combustion Residuals (CCRs) from the electric power sector as either hazardous waste or non-hazardous waste. On December 19, 2014, EPA announced the first national regulations for the disposal of CCRs from electric utilities and independent power producers under RCRA. EPA finalized these regulations under the solid waste provisions (Subtitle D) of RCRA and not the hazardous waste provisions (Subtitle C). EPA plans to publish the final rule in the Federal Register in early January 2015. EPA affirms in the preamble to the final rule that “this rule does not apply to CCR placed in active or abandoned underground or surface mines.” Instead, “the U.S. Department of Interior (DOI) and EPA will address the management of CCR in mine fills in a separate regulatory action(s).”

Endangered Species Act. The Federal Endangered Species Act (ESA) and similar state laws protect species threatened with extinction. Protection of endangered and threatened species may cause us to modify gas well pad siting or pipeline right of ways, mining plans, or develop and implement species-specific protection and enhancement plans to avoid or minimize impacts to endangered species or their habitats. A number of species indigenous to the areas where we operate are protected under the ESA. Based on species that have been identified and the current application of endangered species laws and regulations, we do not believe that there are any species protected under the ESA or state laws that would materially and adversely affect our ability to produce gas or mine coal from our properties. The U.S. Fish and Wildlife Service (USFWS) announced a 12-month finding that listing of the Northern Long-Eared Bat as endangered is warranted throughout the bat’s range. CONSOL Energy, along with others in industry has submitted comments against the listing. This listing will establish habitat protection for the species but will not prevent the cause of the decline in the population of the Northern Long-Eared Bat, which is due to a disease commonly referred to as White Nose Syndrome (WNS). This will lead to significant timing and critical path hurdles, ultimately limiting the ability to clear timber for construction activities. Both the Northeast Association of Fish and Wildlife Agencies (NEAFWA) and Midwest Association of Fish and Wildlife Agencies (MAFWA) have indicated that an endangered listing is “not warranted,” but recommends it be listed as threatened due to WNS. The USFWS has stated that “A final decision on listing the northern long-eared bat will be made no later than April 2, 2015.”

Surface Mining Control and Reclamation Act. The federal Surface Mining Control and Reclamation Act (SMCRA) establishes minimum national operational and reclamation standards for all surface mines as well as most aspects of underground mines. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. Permits for all mining operations must be obtained from the U.S. Office of Surface Mining (OSM) or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the appropriate state regulatory authority. States that operate federally approved state programs may impose standards which are more stringent than the requirements of SMCRA and OSM's regulations and in many instances have done so. Our active mining complexes are located in states which have achieved primary jurisdiction for enforcement of SMCRA through approved state programs. In addition, SMCRA imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the Abandoned Mine Reclamation Fund (AML Fund), which is used to restore unreclaimed and abandoned mine lands mined before 1977. The current per ton fee is $0.28 per ton for surface mined coal and $0.12 per ton for underground mined coal. These fees are currently scheduled to be in effect until September 30, 2021.

Excess Spoil, Coal Mine Waste, Diversions, and Buffer Zones for Perennial and Intermittent Streams. OSM has issued final amendments to regulations concerning stream buffer zones, stream channel diversions, excess spoil, and coal mine waste to comply with an order issued by the U.S. District Court for the District of Columbia on February 20, 2014, which vacated the stream buffer zone rule that was published December 12, 2008. OSM has indicated that a new proposed Revised Stream Buffer Zone rule is likely in spring or summer of 2015, with a final goal for rule promulgation in December 2016.

West Virginia Above Ground Storage Tank Rules. In response to a spill by Freedom Industries of crude 4-methylcyclohexanemethanol (MCHM) to the Elk River on January 9, 2014, West Virginia signed into law Senate Bill 373 (also known as the Above Ground Storage Tank Act), which requires that all above ground storage tanks (ASTs) be registered with the Department of Environmental Protection (DEP) and meet additional requirements. West Virginia DEP filed a Final Interpretive Rule addressing initial inspection, certification and spill prevention response plan requirements on October 21, 2014. This Interpretive Rule is a temporary measure until more comprehensive rules are filed. The West Virginia DEP plans to propose additional rules for public notice and comment in the coming year. With approximately 4,000 impacted ASTs currently operational in West Virginia and more needed for the oil and gas production, these rules could have a significant financial impact on CONSOL Energy.

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

Mine Safety. Legislative and regulatory changes have required us to purchase additional safety equipment, construct stronger seals to isolate mined out areas, and engage in additional training. We have also experienced more aggressive inspection protocols and with new regulations the amount of civil penalties has increased. The actions taken thus far by federal and state governments include requiring:

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

According to a November 2013 regulatory update, the Department of Labor (DOL) intends to publish final rules for underground coal mining operations concerning proximity detection systems for continuous mining machines and rules concerning the exposure of coal miners to crystalline silica. On January 15, 2015, MSHA published a final rule requring underground coal mine operations to equip continuous mining machines, except full-face continuous mining machines, with proximity detection systems. The proximity detection system strengthens protection for miners by reducing the potential of pinning, crushing and striking hazards that result in accidents involving life-treating injuries and death. The final rule becomes effective March 15, 2015 and includes a phased in schedule for newly manufactured and in-service equipment. In 2010 MSHA rolled out the “End Black Lung, Act Now” initiative. As a result, MSHA has implemented a new final rule on August 1, 2014 to lower miners’ exposure to respirable coal mine dust including using the new Personal Dust Monitor (PDM) technology. This final rule will be implemented in three phases. The first phase began on August 1, 2014 and utilizes the current gravimetric sampling device to take full shift dust samples from the current designated occupations and areas. It also requires additional record keeping and immediate corrective action in the event of overexposure. The second phase begins on February 1, 2016 and requires additional sampling for designated and other occupations using the new continuous personal dust monitor (CPDM) technology, which provides real time dust exposure information to the miner. CONSOL Energy has ordered the necessary CPDM equipment which is required to meet compliance with the new rule at a cost of $2 million. We are also in the process of hiring Dust Coordinators and Dust Technicians to meet the staffing demand to manage compliance with the new rule at an estimated cost of $3 million. The final phase of the new rule will take effect on August 1, 2016. The current respirable dust standard will then be reduced from 2.0 to 1.5mg/m3 for designated occupations and from 1.0 to 0.5mg/m3 for Part 90 Miners.

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

The Patient Protection and Affordable Care Act (PPACA) made two changes to the Federal Black Lung Benefits Act. First, it provided changes to the legal criteria used to assess and award claims by creating a legal presumption that miners are entitled to benefits if they have worked at least 15 years in underground coal mines, or in similar conditions, and suffer from a totally disabling lung disease. To rebut this presumption, a coal company would have to prove that a miner did not have black lung or that the disease was not caused by the miner's work. Second, it changed the law so black lung benefits will continue to be paid to dependent survivors when the miner passes away, regardless of the cause of the miner's death. The changes have increased the cost to CONSOL Energy of complying with the Federal Black Lung Benefits Act. In addition to the federal legislation, we are also liable under various state statutes for black lung claims.

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

Available Information

CONSOL Energy maintains a website on the World Wide Web at www.consolenergy.com. CONSOL Energy makes available, free of charge, on this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the 1934 Act), as soon as reasonably practicable after such reports are available, electronically filed with, or furnished to the SEC, and are also available at the SEC's website www.sec.gov. Apart from SEC filings, we also use our website to publish information which may be important to investors, such as presentations to analysts.

Executive Officers of the Registrant

Incorporated by reference into this Part I is the information set forth in Part III, Item 10 under the caption “Executive Officers of CONSOL Energy” (included herein pursuant to Item 401(b) of Regulation S-K).

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

Economic conditions in a number of industries in which our customers operate, such as electric power generation and steel making, substantially deteriorated in recent years and reduced the demand for natural gas and coal. Although global industrial activity recovered from 2009 levels, the general economic challenges for some of our customers continued in 2014 and the outlook is uncertain. In addition, liquidity is essential to our business and developing our assets. Renewed or continued weakness in the economic conditions of any of the industries served by our customers could adversely affect our business and financial condition in a number of ways. For example:

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

•
the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables and the amount of receivables eligible for sale pursuant to our accounts receivable securitization facility may decline; and

•
our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital for our business including for exploration and/or development of our gas or coal reserves.

Prices for natural gas, natural gas liquids and coal are volatile and can fluctuate widely based upon a number of factors beyond our control including oversupply relative to the demand available for our products, weather and the price and availability of alternative fuels. An extended decline in the prices we receive for our natural gas, natural gas liquids, and coal will adversely affect our operating results and cash flows.

Our financial results are significantly affected by the prices we receive for our natural gas, natural gas liquids, oil and coal.

Natural gas, natural gas liquids and oil accounted for approximately 32% of our outside sales revenues from continuing operations in 2014. Natural gas, natural gas liquids and oil prices are very volatile and can fluctuate widely based upon supply from energy producers relative to demand for these products and other factors beyond our control. The sale to Murray Energy in 2013 of almost one half of our thermal coal production increased our exposure to fluctuations in the price of metallurgical coal, natural gas, natural gas liquids and oil.

In particular, while demand for natural gas has recovered to pre-recession levels, the U.S. natural gas industry continues to face concerns of oversupply due to the success of Marcellus and other new shale plays. The oversupply of natural gas in 2012 resulted in domestic prices hovering around ten year lows, and drilling continued in these plays, despite lower gas prices, to meet drilling commitments. Although gas prices recovered somewhat during 2013 and the first quarter of 2014, they again significantly declined in the latter part of 2014 due to oversupply.

Our gas operations are geographically concentrated in the mid-Atlantic states. The success of the Marcellus Shale play and development of other Shale plays has resulted in growth in gas production in this region with production per day in Pennsylvania, West Virginia and Ohio more than doubling since 2011. Traditionally, natural gas produced in the mid-Atlantic states sold at a premium to the benchmark Louisiana Henry Hub prices. However, as Appalachian production increased this premium narrowed and during 2014, the spot prices at some Appalachian hubs fell below Henry Hub prices. This decline, or negative basis, to the Henry Hub price is forecasted to continue in future years and may widen due to anticipated further increased Appalachian gas production. Oversupply from the continued drilling in these plays, despite lower prices, directly affects prices we receive. Thus, apart from the general impact of domestic production on overall gas prices, the price paid for our natural gas also may be adversely affected by increasing production and oversupply in our market. Low gas prices adversely impact our gas operations revenues and earnings before income taxes.

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

We and our joint venture partners have increased drilling activity in areas of shale formations which may also contain natural gas liquids and/or oil. The prices for natural gas liquids and oil are also volatile for reasons similar to those described above regarding natural gas. As a result of increasing supply, including from shale plays, oil prices fell to five year lows during 2014. In addition, similar to the oversupply of natural gas, increased drilling activity in 2012 by third parties in formations containing natural gas liquids has led to a significant decline in the price of natural gas liquids. If we discover and produce significant amounts of natural gas liquids or oil, our results of operation may be adversely affected by downward fluctuations in natural gas liquids and oil prices.

The coal industry also faces concerns with respect to oversupply. Coal accounted for approximately 61% of our outside sales revenues from continuing operations in 2014. In 2013, our average sales price per ton of low volatile metallurgical coal fell by approximately 34% due to oversupply which was particularly acute in the international market. This trend continued in 2014 with metallurgical coal prices falling to six year lows and our average sales price of low volatile metallurgical coal further declined by another 22% from 2013’s depressed price.

Apart from issues with respect to the supply of products we produce, demand can fluctuate widely due to a number of matters beyond our control including:

•	changes in the consumption pattern of industrial consumers, electricity generators and residential users;

•
weather conditions in our markets which affect the demand for natural gas and thermal coal (for example, the unusually warm 2011 - 2012 winter left utilities with large coal stockpiles and depressed the demand for thermal coal);

•	proximity and capacity of gas pipelines and other transportation facilities;

•	the price and availability of alternative fuels, especially thermal coal; the price and supply of imported liquefied natural gas; and

•
increased utilization by the steel industry of electric arc furnaces or pulverized coal processes to make steel which do not use furnace coke, an intermediate product produced from metallurgical coal, decreases the demand for metallurgical coal.

Foreign currency fluctuations could adversely affect the competitiveness of our coal abroad.

We compete in international markets against coal produced in other countries. Coal is sold internationally in U.S. dollars. As a result, mining costs in competing producing countries may be reduced in U.S. dollar terms based on currency exchange rates, providing an advantage to foreign coal producers. We also expect in the future that an international market will develop for exporting domestic natural gas and natural gas liquids. Currency fluctuations among countries purchasing and selling coal could adversely affect the competitiveness of our coal in international markets.

If coal customers do not extend existing contracts or do not enter into new long-term coal contracts, profitability of CONSOL Energy's operations could be affected.

During the year ended December 31, 2014, approximately 66% of the coal CONSOL Energy produced from continued operations was sold under long-term contracts (contracts with terms of one year or more). If a substantial portion of CONSOL Energy's long-term contracts are modified or terminated or if force majeure is exercised, CONSOL Energy would be adversely affected if we are unable to replace the contracts or if new contracts are not at the same level of profitability. If existing customers do not honor current contract commitments, our revenue would be adversely affected. The profitability of our long-term coal supply contracts depends on a variety of factors, which vary from contract to contract and fluctuate during the contract term, including our production costs and other factors. Price changes, if any, provided in long-term supply contracts may not reflect our cost increases, and therefore, increases in our costs may reduce our profit margins. In addition, in periods of declining market prices, provisions in our long-term coal contracts for adjustment or renegotiation of prices and other provisions may increase our exposure to short-term coal price volatility. As a result, CONSOL Energy may not be able to obtain long-term agreements at favorable prices compared to either market conditions, as they may change from time to time, or our cost structure, and long-term contracts may not contribute to our profitability.

The loss of, or significant reduction in, purchases by our largest coal customers could adversely affect our revenues.

For the year ended December 31, 2014, we derived over 10% of our total revenues from sales to two coal customers individually and more than 30% of our total revenue from sales to our four largest coal and gas customers. At December 31, 2014, we had approximately 30 coal supply agreements with these customers that expire at various times from 2015 to 2018. We are currently discussing the extension of existing agreements or entering into new long-term agreements with some of these customers, but these negotiations may not be successful and these customers may not continue to purchase coal from us under long-term coal supply agreements. If any one of these customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer.

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

We gather, process and transport our gas to market by utilizing pipelines and facilities owned by others. If pipeline or facility capacity is limited, or if pipeline or facility capacity is unexpectedly disrupted for any reason, our gas sales and/or sales of natural gas liquids could be limited, reducing our profitability. If we cannot access processing pipeline transportation facilities, we may have to reduce our production of gas. If our sales of gas or natural gas liquids are reduced because of transportation or processing constraints, our revenues will be reduced, and our unit costs will also increase. If pipeline quality standards change, we might be required to install additional processing equipment which could increase our costs. The pipeline could also curtail our flows until the gas delivered to their pipeline is in compliance.

Coal producers depend upon rail, barge, trucking, overland conveyor and other systems to provide access to markets. Disruption of transportation services because of weather-related problems, strikes, lock-outs, terrorist attacks or other events could temporarily impair our ability to supply coal to customers and adversely affect our profitability. Transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer's purchasing decision. Increases in transportation costs could make our coal less competitive.

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

Coal contains impurities, including sulfur, mercury, and other constituents, many of which are released into the air along with fine particulate matter and carbon dioxide when coal is burned. Environmental regulations governing emissions from coal fired electric generating plants could affect demand for coal as a fuel source and affect volume of our sales. Complying with regulations on these emissions can be costly for electric power generators. For example, in order to meet the federal Clean Air Act limits for sulfur dioxide emissions from electric power plants, coal users would either need to install and operate advanced air pollution control equipment, purchase emission allowances, or switch to other fuels. Each option has limitations. Lower sulfur coal may be more costly to purchase on an energy basis than higher sulfur coal depending on mining and transportation costs. Switching to other fuels may require expensive modification of existing plants. Because higher sulfur coal currently accounts for a significant portion of our sales, the extent to which electric power generators switch to alternative fuel could materially affect us. In the last two years the U.S. EPA promulgated or finalized several rulemakings impacting coal generating facilities. These include the Utility Maximum Control Technology (UMACT) rule which includes more stringent emission limits for particulate matter (PM), SO2 and NOX; and the Mercury and Air Toxics Standards (MATS) rule which set new mercury and air toxic standards. Additionally, litigation staying implementation of EPA’s Cross-State Air Pollution Rule (CSAPR) was finalized and the rule went into effect in October 2014 with Phase 1 implementation scheduled for 2015 and Phase 2 beginning in 2017. In late 2014, the EPA also proposed to lower the primary and secondary standard National Ambient Air Quality Standards (NAAQS) for ozone which could have a large impact on the fossil fuel industry.

In December 2014, the EPA resolved the uncertainty that surrounded the future management of coal combustion residuals (CCR), also known as coal ash, produced from the combustion of coal in coal-fired electric generating units and finalized rules requiring the management of CCRs pursuant to the solid waste provisions (Subtitle D) of the Resource Conservation and Recovery Act (RCRA) and not under the hazardous waste provisions (Subtitle C).

Finally, in May 2014, the EPA finalized standards under Section 316(b) of the Clean Water Act (CWA) to reduce the injury and death of fish and other aquatic life caused by cooling-water intake structures at existing power plants, including coal- and natural gas-fired power plants. These national requirements will be implemented through facility permits pursuant to the National Pollutant Discharge Elimination System (NPDES),

Apart from actual and potential regulation of emissions, waste water, and solid wastes from coal-fired plants, state and federal mandates for increased use of electricity from renewable energy sources could have an impact on the market for our coal. Several states have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. There have been numerous proposals to establish a similar uniform, national standard although none of these proposals have been enacted to date. Possible advances in technologies and incentives, such as tax credits, to enhance the economics of renewable energy sources could make these sources more competitive with coal. Any reductions in the amount of coal consumed by domestic electric power generators as a result of current or new standards for the emission of impurities or incentives to switch to alternative fuels or renewable energy sources could reduce the demand for our coal, thereby reducing our revenues and adversely affecting our business and results of operations.

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

New rules governing carbon dioxide emissions from fossil fuel powered electric generating plants were proposed in 2013 and 2014, including a New Source Performance Standard (NSPS) for new fossil fuel fired power plants and the Clean Power Plan, respectively, to cut carbon emissions from existing power plants. The EPA estimates that by 2030, the rule will achieve a 30% reduction in CO2 emissions from the U.S. electric power sector from 2005 levels and will reduce coal consumption for electricity generation by about 27% relative to the base case (i.e., relative to what it would be in the absence of the regulation), and will reduce mine-mouth coal prices by about 15% relative to the base case.

Apart from governmental regulation, on February 4, 2008, three of Wall Street’s largest investment banks announced that they had adopted climate change guidelines. The guidelines require the evaluation of carbon risks in the financing of electric power generation plants which may make it more difficult for utilities to obtain financing for coal-fired plants.

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

Our natural gas and coal mining operations are subject to operating risks, including our reliance upon third party contractors, which could increase our operating expenses and decrease our production levels which could adversely affect our results of operations. Our natural gas and coal operations are also subject to hazards and any losses or liabilities we suffer from hazards which occur in our operations may not be fully covered by our insurance policies.

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

We also rely upon third party contractors to provide key services to our gas operations. We contract with third parties for well services, related equipment, and qualified experienced field personnel to drill wells and conduct field operations. The demand for these field services in the natural gas and oil industry can fluctuate significantly. Higher oil and natural gas prices generally stimulate increased demand causing periodic shortages. These shortages may lead to escalating prices for drilling equipment, crews and associated supplies, equipment and services. Shortages may lead to poor service and inefficient drilling operations and increase the possibility of accidents due to the hiring of inexperienced personnel and overuse of equipment by contractors. In addition, the costs and delivery times of equipment and supplies are substantially greater in periods of peak demand. Accordingly, we cannot assure that we will be able to obtain necessary drilling equipment and supplies in a timely manner or on satisfactory terms, and we may experience shortages of, or increases in the costs of, drilling equipment, crews and associated supplies, equipment and field services in the future. We utilize third-party contractors to provide land acquisition and related services to support our land operational needs for both gas and coal segments. We also use third party contractors to provide construction and specialized services to our mining operations. A decrease in the availability of field services or equipment and supplies, an increase in the prices charged for field services, equipment and supplies, or the failure of third party contractors to provide quality field services to us, could decrease our gas and coal production, increase our costs of gas and coal production, and decrease our anticipated profitability.

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

Most coal producers in the eastern U.S. are being impacted by government regulations and enforcement to a much greater extent than a few years ago, particularly in light of the renewed focus by environmental agencies and the government generally on the mining industry, including more stringent enforcement and interpretation of the laws that regulate mining. The pace with which the government issues permits needed for new operations and for on-going operations to continue mining has negatively impacted expected production, especially in Central Appalachia. Environmental groups in Southern West Virginia and Kentucky have challenged state and U.S. Army Corps of Engineers (ACOE) permits for mountaintop and other types of surface mining operations on various grounds. The most recent challenges have focused on the adequacy of the U.S. Army Corps of Engineers analysis of impacts to streams and the adequacy of mitigation plans to compensate for stream impacts resulting from valley fill permits required for mountaintop mining. These challenges have also enhanced the EPA's oversight and involvement in the review of permits by state regulatory authorities. In 2011, the EPA revoked an ACOE-issued Section 404 permit to a mining operator. Following the U.S. Supreme Court’s refusal in March 2012 to hear an appeal from the D.C. Circuit Court’s ruling upholding the EPA’s power to revoke a permit, in September 2014 the U.S. Court of Appeals upheld the EPA’s action to revoke the permit. In addition, in July 2014 the D.C Circuit reversed a lower court’s decision and affirmed the EPA’s authority to adopt the Enhanced Coordination Process governing coordination with the ACOE in the processing of CWA permits. The Court also rejected challenges to EPA’s 2012 “Final Guidance” document regarding appropriate permit conditions, namely those affecting acceptable conductivity limits (e.g., acceptable ionic strength to support aquatic life). However, the Court left it up to the states on whether to adopt the guideline recommendations when issuing final NPDES permits. This decision has left mining permits in some degree of uncertainty whether the EPA will concur with a state’s draft permit conditions should they not contain specified limits regarding conductivity, further increasing operational uncertainty and costs.

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

In addition, there is the possibility that we could incur substantial costs as a result of violations under environmental laws. Any additional laws, regulations and other legal requirements enacted or adopted by federal, state and local authorities, as well as foreign authorities or new interpretations of existing legal requirements by regulatory bodies relating to the protection of the environment could further affect our costs of operations and competitive position. The Clean Water Act is being used by opponents of mountain top removal mining as a means to challenge permits and bring citizen suits to make coal mining more expensive. At CONSOL Energy’s Fola Mining Operations, six citizen suits have been filed challenging water discharge permits. Two of those suits were settled in 2014, and at least two are potentially affected by recent settlements by another mining operator in a similar case,

Existing and future government laws, regulations and other legal requirements relating to protection of the environment, and others that govern our business may increase our costs of doing business for natural gas, and may restrict our gas operations.

Regulations applicable to the gas industry are under constant review for amendment or expansion at the federal and state level. Any future changes may affect, among other things, the pricing or marketing of gas production. For example, hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as Marcellus Shale. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. Hydraulic fracturing is currently exempt from regulation under the federal Safe Drinking Water Act, except for hydraulic fracturing using diesel fuel. The disposal of produced water, drilling fluids and other wastes in underground injection disposal wells is regulated by the EPA under the federal Safe Drinking Water Act or by the states under counterpart state laws and regulations. The imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct hydraulic fracturing operations or to dispose of waste resulting from such operations. The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities with a final report to be issued in 2015 along with stated accompanying regulation. EPA has also announced it will expand its CAA Subpart W regulations in 2015 to further address GHG and carbon dioxide emissions at wellheads and gathering facilities associated with natural gas production. Other federal agencies are also examining hydraulic fracturing, including the U.S. Department of Energy (DOE), the U.S. Government Accountability Office and the Department of the Interior. Also, some states have adopted, and other states are considering adopting, regulations that could restrict or impose additional requirements relating to hydraulic fracturing in certain circumstances. If hydraulic fracturing is regulated at the federal, state or local level, our fracturing activities could become subject to additional permit requirements or operational restrictions and also to associated permitting delays and potential increases in costs.

Further, air emissions that stem from hydraulic fracturing and completions processes, as well as from midstream activities such as the gathering and transmission of natural gas, are regulated by federal and state rules. However, interpretations of those rules, as well as additional changes to the regulations, could negatively impact our ability to meet our stated production objectives for the company. For example, source aggregation of air emissions to determine whether, under the Clean Air Act a source comprises a single stationary source and is therefore a major source of air pollution, and thereby subject to the applicability of Nonattainment Prevention of Significant Deterioration and Title V permitting requirements, has and continues to be debated by the EPA, state regulatory agencies and the courts. Federal and state activities as well as court decisions could impact the development and transmission of plans of CONSOL, our joint venture partners, and gathering systems being installed and operated by CONE Midstream Partners, LP.

Additionally, some states have begun to adopt more stringent regulation and oversight of natural gas gathering lines than is currently required by federal standards. Pennsylvania, under Act 127, authorized the Public Utility Commission (PUC) oversight of Class I gathering lines, as well as requiring standards and fees associated with Class II and Class III pipelines. The state of Ohio also moved to regulate natural gas gathering lines in a similar manner pursuant to Ohio Senate Bill 315 (SB315). SB315 expanded the Ohio PUC's authority over rural natural gas gathering lines. These changes in interpretation and regulation affect CONSOL Energy's midstream activities, requiring changes in reporting as well as increased costs.

Further, some state and local governments in the Marcellus Shale region in Pennsylvania and New York have considered or imposed a temporary moratorium on drilling operations using hydraulic fracturing until further study of the potential for environmental and human health impacts by the EPA or the relevant agencies are completed. Further, states could elect to prohibit hydraulic fracturing altogether, as Governor Andrew Cuomo of the State of New York announced in December 2014 with regard to fracturing activities in New York. Also, a few municipalities in Colorado have adopted ordinances to ban hydraulic fracturing. No assurance can be given as to whether or not similar measures might be considered or implemented in jurisdictions in which our gas properties are located. If new laws or regulations that significantly restrict or otherwise impact hydraulic fracturing are passed by Congress or adopted in states in which we operate, such legal requirements could make it more difficult or costly for us to perform hydraulic fracturing activities and thereby could affect the determination of whether a well is commercially viable. New laws or regulations could also cause delays or interruptions or terminations of operations, the extent of which cannot be predicted, and could reduce the amount of oil and natural gas that we ultimately are able to produce in commercially paying quantities from our gas properties, all of which could have a materially adverse effect on our results of operations and financial condition.

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

Our operations currently use hazardous materials and generate limited quantities of hazardous wastes from time to time. Drainage flowing from or caused by mining activities can be acidic with elevated levels of dissolved metals, a condition referred to as “acid mine drainage.” We could become subject to claims for toxic torts, natural resource damages and other damages as well as for the investigation and clean-up of soil, surface water, groundwater, and other media. Such claims may arise, for example, out of conditions at sites that we currently own or operate, as well as at sites that we previously owned or operated, or may acquire. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or for the entire share.

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

In West Virginia there are areas where drainage from coal mining operations contains concentrations of selenium that without treatment would result in violations of state water quality standards that are set to protect fish and other aquatic life. CONSOL Energy has several operations with selenium discharges. CONSOL Energy and other coal companies have worked to expeditiously develop cost effective means to remove selenium from mine water.

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

The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. Also, state laws require us to plug gas wells and reclaim well sites after the useful life of our gas wells has ended. CONSOL Energy accrues for the costs of current mine disturbance, gas well plugging and of final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation, mine-closing liabilities and gas well plugging, which are based upon permit requirements and our experience, were approximately $576 million at December 31, 2014. The amounts recorded are dependent upon a number of variables, including the estimated future closure costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

We face uncertainties in estimating our economically recoverable natural gas, oil and coal reserves, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.

Natural gas and oil reserves require subjective estimates of underground accumulations of natural gas and oil and assumptions concerning natural gas and oil prices, production levels, reserve estimates and operating and development costs. As a result, estimated quantities of proved natural gas and oil reserves and projections of future production rates and the timing of development expenditures may be incorrect. For example, a significant amount of our proved undeveloped reserves extensions and discoveries during the last three years were due to the addition of wells on our Marcellus Shale acreage more than one offset location away from existing production with reliable technology, which may be more susceptible to positive and negative changes in reserve estimates than our proved developed reserves. Over time, material changes to reserve estimates may be made, taking into account the results of actual drilling, testing and production. Also, we make certain assumptions regarding natural gas and oil prices, production levels, and operating and development costs that may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of our natural gas reserves, the economically recoverable quantities of natural gas attributable to any particular group of properties, the classifications of natural gas and oil reserves based on risk of recovery, and estimates of the future net cash flows. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of natural gas we ultimately recover being different from reserve estimates. The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated natural gas reserves. We base the estimated discounted future net cash flows from our proved natural gas reserves on historical average prices and costs. However, actual future net cash flows from our natural gas and oil properties also will be affected by factors such as:

•	geological conditions;

•	changes in governmental regulations and taxation;

•	the amount and timing of actual production;

•	assumptions governing future prices;

•	future operating costs; and

•	capital costs of drilling, completion and gathering assets.

The timing of both our production and our incurrence of expenses in connection with the development and production of natural gas and oil properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general. If natural gas prices decline by $0.10 per Mcf, then the pre-tax present value using a 10% discount rate of our proved natural gas reserves as of December 31, 2014 would decrease from $4.9 billion to $4.7 billion.

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

Defects may exist in our chain of title for our gas estate and we have not done a thorough chain of title examination of our gas estate. We may incur additional costs and delays to produce gas because we have to acquire additional property rights to perfect our title to gas rights. If we fail to acquire additional property rights to perfect our title to gas rights, we may have to reduce our estimated reserves.

Substantial amounts of acreage in which we believe we control gas rights are in areas where we have not yet done a thorough chain of title examination of the gas estate. A number of our gas properties were acquired primarily for the coal rights with the focus on the coal estate title, and, in many cases were acquired years ago. In addition, we have acquired gas rights in substantial acreage from third parties who had not performed thorough chain of title work on their gas properties. Our practice, and we believe industry practice, is not to perform a thorough title examination on gas properties until shortly before the commencement of drilling activities at which time we seek to acquire any additional rights needed to perfect our ownership of the gas estate for development and production purposes. When we perform a thorough chain of title examination, we may discover material defects in our title which would require us to acquire additional property rights. We may incur substantial costs to acquire these additional property rights. In addition, the acquisition of the necessary rights may not be feasible in some cases. Our discovering of title defects which we are unable to cure may adversely impact our ability to develop those properties and we may have to reduce our estimated gas reserves including our proved undeveloped reserves.

Some states (West Virginia and Virginia) permit us to produce coalbed methane gas without perfected ownership under an administrative process known as “pooling,” which requires us to give notice to all potential claimants and pay royalties into escrow until the undetermined rights are resolved. As a result, we may have to pay royalties to produce coalbed methane gas on acreage that we control and these costs may be material. Further, the pooling process is time-consuming and may delay our drilling program in the affected areas.

CONSOL Energy and its subsidiaries are subject to various legal proceedings, which may have an adverse effect on our business.

We are party to a number of legal proceedings in the normal course of business activities. Defending these actions, especially purported class actions, can be costly, and can distract management. For example, we are a defendant in three pending purported class action lawsuits dealing with claimants’ entitlement to, and accounting for, gas royalties. There is the potential that the costs of defending litigation in an individual matter or the aggregation of many matters could have an adverse effect on our cash flows, results of operations or financial position. See Note 24 - Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of pending legal proceedings.

CONSOL Energy has obligations for long-term employee benefits for which we accrue based upon assumptions which, if inaccurate, could result in CONSOL Energy being required to expense greater amounts than anticipated.

CONSOL Energy provides various long-term employee benefits to inactive and retired employees. We accrue amounts for these obligations. At December 31, 2014, the current and non-current portions of these obligations included:

•	postretirement medical and life insurance ($761 million);

•	coal workers' black lung benefits ($126 million);

•	salaried retirement benefits ($119 million); and

•	workers' compensation ($90 million).

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

•
uncertainties in assessing the value, strengths, and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental liabilities) of expansion and acquisition opportunities

•	the potential loss of key customers, management and employees of an acquired business;

•	the ability to achieve identified operating and financial synergies anticipated to result from an expansion or an acquisition opportunity:

•	the potential revision of assumptions regarding gas reserves as we acquire more knowledge by operating an acquired gas business:

•	problems that could arise from the integration of the acquired business;

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying our rationale for pursuing the expansion or the acquisition opportunity; and

•	we may have to assume cleanup or reclamation obligations or other unanticipated liabilities in connection with these acquisitions.

From time to time part of our business and financing plans include entering into joint venture arrangements and the divestiture of certain assets. However, we do not control the timing of divestitures or joint venture arrangements and delays in entering into divestitures or joint venture arrangements may reduce the benefits from them. In addition, the terms of divestitures and joint venture arrangements may cause a substantial portion of the benefits we anticipate receiving from them to be subject to future matters that we do not control.

We have entered into two significant natural gas joint ventures. These joint ventures restrict our operational and corporate flexibility; actions taken by our joint venture partners may materially impact our financial position and results of operations; and we may not realize the benefits we expect to realize from these joint ventures.

In the second half of 2011, we, through our principal gas operations subsidiary, CNX Gas, entered into joint venture arrangements with Noble Energy, Inc. and with a subsidiary of Hess Corporation, regarding our shale gas assets. We sold a 50% undivided interest in certain of our Marcellus shale oil and natural gas assets to Noble Energy and a 50% undivided interest in certain of our Utica shale acres in Ohio to Hess. The following aspects of these joint ventures could materially impact us:

The development of these properties is subject to the terms of our joint development agreements with these parties and we no longer have the flexibility to control completely the development of these properties. For example, the joint development agreements for each of these joint ventures sets forth required capital expenditure programs that each party must participate in unless the parties mutually agree to change such programs or, in certain limited circumstances in the case of the Noble Energy joint development agreement, a party elects to exercise a non-consent right with respect to an entire year. If we do not timely meet our financial commitments under the respective joint development agreements, our rights to participate in such joint ventures will be adversely affected and the other parties to the joint ventures may have a right to acquire a share of our interest in such joint ventures proportionate to, and in satisfaction of, our unmet financial obligations. In addition, each joint venture party has the right to elect to participate in all acreage and other acquisitions in certain defined areas of mutual interest.

Each joint development agreement assigns to each party designated areas over which that party will manage and control operations. We could incur liability as a result of action taken by one of our joint venture partners.

One of the potential benefits of these two joint ventures is the obligation of the other party to pay a portion of our share of drilling and development costs for new wells, which we called "carried costs." At December 31, 2014, the remaining carried costs obligation of Noble Energy was approximately $1.63 billion while Hess' remaining carried costs obligation was approximately $99 million. Thus, the benefits we anticipate receiving in the joint ventures depend in part upon the rate at which new wells are drilled and developed in each joint venture, which could fluctuate significantly from period to period. Moreover, the performance of these third party obligations is outside our control. The inability or failure of our joint venture partners to pay their portion of development costs, including our carried costs during the carry period, could increase our costs of operations or result in reduced drilling and production of oil and natural gas or loss of rights to develop the oil and natural gas properties held by that joint venture.

Noble Energy's obligation to pay carried costs is suspended if average Henry Hub natural gas prices fall and remain below $4.00 per million British thermal units or “MMbtu” in any three consecutive month period and will remain suspended until average natural gas prices are above $4.00/MMbtu for three consecutive months.  As a result of this provision, Noble Energy's obligation to pay carried costs was suspended from December 1, 2011 to March 1, 2014 and was again suspended on November 1, 2014.  We cannot predict when this latest suspension will be lifted and Noble Energy's obligation to pay the carried costs will resume. This suspension has the effect of requiring us to incur our entire 50 percent share of the drilling and completion costs for new wells during the suspension period and delaying receipt of a portion of the value we expect to receive in the transaction.

The Hess joint development agreement provides that any transfer of interest in the joint venture by us or Hess will be subject to a right of first offer in favor of the other party. These restrictions may preclude transactions which could be beneficial to our shareholders.

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

As of December 31, 2014, our total indebtedness was approximately $3.29 billion of which approximately $1.85 billion was under our 5.875% senior unsecured notes due 2022 plus $7 million of unamortized bond premium, $1.02 billion was under our 8.250% senior unsecured notes due 2020, $250 million was under our 6.375% senior notes due 2021, $103 million was under our Maryland Economic Development Corporation Port Facilities Refunding Revenue Bonds (MEDCO) 5.75% revenue bonds due September 2025, $47 million of capitalized leases due through 2021, and $17 million of miscellaneous debt. The degree to which we are leveraged could have important consequences, including, but not limited to:

•	increasing our vulnerability to general adverse economic and industry conditions;

•
requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our outstanding debt, which will limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, development of our gas and coal reserves or other general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and in the coal and gas industries;

•	placing us at a competitive disadvantage compared to our competitors with lower leverage and better access to capital resources; and

•
limiting our ability to implement our business strategy, including the structuring and formation of a master limited partnership for our thermal coal business and a subsidiary entity for the purpose of owning the metallurgical coal properties and related mining operations.

Our senior secured credit facility and the indentures governing our 5.875%, 8.250% and 6.375% senior unsecured notes limit the incurrence of additional indebtedness unless specified tests or exceptions are met. In addition, our senior secured credit agreement and the indentures governing our 5.875%, 8.250% and 6.375% senior unsecured notes subject us to financial and/or other restrictive covenants. Under our senior secured credit agreement, we must comply with certain financial covenants on a quarterly basis including a minimum interest coverage ratio, and a minimum current ratio, as defined therein. Our senior secured credit agreement and the indentures governing our 5.875%, 8.250% and 6.375% senior unsecured notes impose a number of restrictions upon us, such as restrictions on granting liens on our assets, making investments, paying dividends, stock repurchases, selling assets and engaging in acquisitions. Failure by us to comply with these covenants could result in an event of default that, if not cured or waived, could have an adverse effect on us.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our senior secured credit agreement and the indentures governing our 5.875%, 8.250% and 6.375% senior unsecured notes restrict our ability to sell assets and use the proceeds from the sales. We may not be able to consummate those sales or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Unless we replace our gas and oil reserves, our gas and oil reserves and production will decline, which would adversely affect our business, financial condition, results of operations and cash flows.

Producing natural gas and oil reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Because total estimated proved reserves include our proved undeveloped reserves at December 31, 2014, production is expected to decline even if those proved undeveloped reserves are developed and the wells produce as expected. The rate of decline will change if production from our existing wells declines in a different manner than we have estimated and can change under other circumstances. Thus, our future natural gas and oil reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs

Our hedging activities may prevent us from benefiting from price increases and may expose us to other risks.

To manage our exposure to fluctuations in the price of natural gas, we enter into hedging arrangements with respect to a portion of our expected production. As of January 15, 2015, we had hedges on approximately 121.2 Bcf of our 2015 natural gas production and 94.7 Bcf of our 2016 natural gas production. To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of price increases above the levels of the hedges. If we choose not to engage in, or reduce our use of hedging arrangements in the future, we may be more adversely affected by changes in natural gas prices than our competitors who engage in hedging arrangements to a greater extent than we do.

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

For example, in February 2012, the state legislature of Pennsylvania passed a new natural gas impact fee in Pennsylvania, where a substantial portion of our acreage in the Marcellus Shale is located. The legislation imposes an annual fee on natural gas and oil operators for each well drilled for a period of fifteen years. The fee is on a sliding scale set by the Public Utility Commission and is based on two factors: changes in the Consumer Price Index and the average New York Mercantile Exchange’s natural gas prices from the last day of each month. The estimated total fees per well based on today’s current natural gas price is between $240 thousand and $310 thousand over the 15 year period. The passage of this legislation increases the financial burden on our operations in the Marcellus Shale.

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

Any failure by Murray Energy to satisfy the liabilities it assumed from us, as well as to perform its obligations under various agreements whose performance by Murray Energy we guaranteed, or under various agreements with us, could materially increase our liabilities and materially adversely affect our results of operations, financial position and cash flows.

In 2013, Murray Energy and its subsidiaries (Murray Energy) acquired approximately $2.4 billion of liabilities which had been reflected on our books. In addition to these assumed liabilities, (i) Murray Energy acquired our obligations under the multi-employer defined benefit pension plan for United Mine Workers of America (1974 Pension Plan), (ii) we guaranteed performance by Murray Energy under various West Virginia and Pennsylvania operational surety bonds and workers compensation obligations, under various equipment leases and to reclaim an impoundment site, and (iii) we leased or subleased various mining equipment to Murray Energy and we guaranteed performance by Murray Energy of certain coal supply agreements that Murray Energy acquired in the transaction. Our maximum estimated exposure under our Murray Energy guarantees as of December 31, 2014 was approximately $261 million. The leases and subleases we entered into with Murray Energy relate to approximately $201 million of equipment. Murray Energy also acquired retiree medical liabilities under the Coal Industry Retiree Health Benefits Act of 1992, for which Murray Energy is primarily liable, but CONSOL Energy remains secondarily liable. On November 12, 2013 in connection with the transaction, Moody’s assigned Murray Energy a family credit rating of B3 (speculative and subject to high credit risk) and its secured second lien notes due 2021 a rating of Caa1(poor standing and subject to very high credit risk). Any failure by Murray Energy to satisfy these assumed liabilities or perform under these agreements could result in substantial claims against us by third parties and materially adversely affect our results of operations, financial position and cash flows. In addition, we will regularly evaluate the likelihood of default by Murray Energy under the guarantees we have provided. The results of the evaluation may materially impact our results of operations. If Murray Energy defaults under the obligations we guarantee our cash flows may also be materially impacted.

Terrorist attacks or a cyber incident could result in information theft, data corruption, operational disruption and/or financial loss.

We have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, to process and record financial and operating data, communicate with our employees and business partners, analyze seismic and drilling information, estimate quantities of oil and gas reserves and coal reserves, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, may be at greater risk of future terrorist or cyber attacks than other targets in the United States. Deliberate attacks on, or security breaches in our systems or infrastructure, or the systems or infrastructure of third parties, or the cloud could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third party liability. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

A substantial majority of sales of thermal coal and high volatile metallurgical coal are from three mines at one location in Pennsylvania while a substantial majority of our low volatile metallurgical coal is from one mine located in Virginia, making us vulnerable to risks associated with operating in a single geographic area.

The substantial majority of our sales of thermal coal and high volatile metallurgical coal, as well as our thermal coal reserves, are from our Bailey, Enlow Fork and Harvey underground mining complexes located in Greene County, Pennsylvania. In addition, we also rely upon one coal processing plant and rail load facility, located in Enon, Pennsylvania for shipping coal from all of these mines. Any disruption in the functioning of this coal processing plant and rail load facility such as the structural failure at the above ground conveyor system which occurred in 2012 or in transportation in this area could significantly reduce our sales of thermal and high volatile metallurgical coal and adversely affect our results of operation and financial condition.

Similarly, the substantial majority of our low volatile metallurgical coal sales, as well as our low volatile metallurgical coal reserves, are from our Buchanan mine located in Mavisdale, Virginia. Any disruption in the functioning of this mine (such as the 2007 mine incident which idled the Buchanan mine for approximately nine months) or transportation in this area could significantly reduce our sales of low volatile metallurgical coal and adversely affect our results of operation and financial condition.

Our inability to complete the proposed initial public offerings of our thermal coal and metallurgical coal businesses on the terms currently contemplated, or at all, may result in a reduction in our 2015 capital budget.

We are pursuing an initial public offering of limited partnership interests in a master limited partnership entity that would indirectly own substantially all of our thermal coal assets. We are also pursuing an initial public offering for a subsidiary which would indirectly own substantially all of our low volatile metallurgical coal assets. Adverse developments in our thermal or metallurgical coal businesses may result in our failure to complete either or both of these initial public offerings or decrease the proceeds which we anticipate receiving. Adverse developments include the various matters set forth in these risk factors which could adversely impact our coal businesses. In addition, general market conditions, including the market for yield securities, may impact our ability to complete the initial public offerings on the terms currently contemplated, or at all. Our inability to complete the initial public offerings on the terms currently contemplated, or at all, may result in a reduction in our 2015 capital budget.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

See “Coal Operations” and “Gas Operations” in Item 1 of this 10-K for a description of CONSOL Energy's properties.

ITEM 3.	Legal Proceedings

The first through the eighth paragraphs of Note 24–Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K are incorporated herein by reference.

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

The Company's common stock is listed on the New York Stock Exchange under the symbol CNX. The following table sets forth, for the periods indicated, the range of high and low sales prices per share of our common stock as reported on the New York Stock Exchange and the cash dividends declared on the common stock for the periods indicated:

	High	Low	Dividends
Year Period Ended December 31, 2014
Quarter Ended March 31, 2014	$41.51	$35.72	$0.0625
Quarter Ended June 30, 2014	$48.30	$39.08	$0.0625
Quarter Ended September 30, 2014	$46.61	$35.96	$0.0625
Quarter Ended December 31, 2014	$42.26	$31.64	$0.0625
Year Period Ended December 31, 2013
Quarter Ended March 31, 2013	$34.79	$29.91	$—
Quarter Ended June 30, 2013	$35.79	$27.10	$0.125
Quarter Ended September 30, 2013	$35.56	$26.51	$0.125
Quarter Ended December 31, 2013	$38.42	$33.99	$0.125

As of December 31, 2014, there were 148 holders of record of our common stock.

The following performance graph compares the yearly percentage change in the cumulative total shareholder return on the common stock of CONSOL Energy to the cumulative shareholder return for the same period of a peer group and the Standard & Poor's 500 Stock Index. The peer group is comprised of CONSOL Energy, Alpha Natural Resources Inc., Arch Coal Inc., Chesapeake Energy Corp., Devon Energy Corp., EOG Resources Inc., Noble Energy Inc., Peabody Energy Corp., Southwestern Energy Co., QEP Resources Inc., and WPX Energy, Inc., Teck Resources Limited, EQT, Walter Energy Inc., Range Resources Corp., Cabot Oil & Gas Corp., Antero Resources Corp. The graph assumes that the value of the investment in CONSOL Energy common stock and each index was $100 at December 31, 2009. The graph also assumes that all dividends were reinvested and that the investments were held through December 31, 2014.

	2009	2010	2011	2012	2013	2014
CONSOL Energy Inc.	100.0	97.9	73.9	65.1	76.4	67.8
Peer Group	100.0	104.5	91.3	83.1	105.4	88.2
S&P 500 Stock Index	100.0	112.6	110.6	125.4	162.5	181.0

Cumulative Total Shareholder Return Among CONSOL Energy Inc., Peer Group and S&P 500 Stock Index

The above information is being furnished pursuant to Regulation S-K, Item 201 (e) (Performance Graph).

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Our credit facility limits our ability to pay dividends in excess of an annual rate of $0.50 per share when our leverage ratio exceeds 3.50 to 1.00 and subject to an aggregate amount up to the then cumulative credit calculation. The total leverage ratio was 3.03 to 1.00 and the cumulative credit was approximately $397 million at December 31, 2014. The credit facility does not permit dividend payments in the event of default. The indentures to the 2020 and 2021 notes limit dividends to $0.40 per share annually unless several conditions are met. The indentures to the 2022 notes limit dividends to $0.50 per share annually unless several conditions are met. Conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the year ended December 31, 2014.
CONSOL Energy has publicly announced that if CONSOL Energy effects an initial public offering of a thermal coal MLP, CONSOL Energy anticipates that it would reduce or eliminate its current regular dividend effective in the first quarter after the initial public offering.
See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to CONSOL Energy's equity compensation plans.

ITEM 6.	Selected Financial Data

The following table presents our selected consolidated financial and operating data for, and as of the end of, each of the periods indicated. The selected consolidated financial data for, and as of the end of, each of the years ended December 31, 2014, 2013, 2012, 2011 and 2010 are derived from our audited Consolidated Financial Statements. Certain reclassifications of prior year data have been made to conform to the year ended December 31, 2014 presentation. The selected consolidated financial and operating data are not necessarily indicative of the results that may be expected for any future period. The selected consolidated financial and operating data should be read in conjunction with Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included in this Annual Report.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Operating revenues from Continuing Operations	$3,476,100	$3,120,722	$3,282,350	$4,237,913	$3,559,511
Income from Continuing Operations	$168,777	$79,264	$317,959	$681,675	$315,240
Net Income Attributable to CONSOL Energy Inc. Shareholders	$163,090	$660,442	$388,470	$632,497	$346,779
Earnings (Loss) per share:
Basic:
Income from Continuing Operations	$0.73	$0.35	$1.40	$3.01	$1.41
(Loss) Income from Discontinued Operations	(0.02)	2.54	0.31	(0.22)	0.20
Net Income	$0.71	$2.89	$1.71	$2.79	$1.61
Dilutive:
Income from Continuing Operations	$0.73	$0.35	$1.39	$2.98	$1.40
(Loss) Income from Discontinued Operations	(0.03)	2.52	0.31	(0.22)	0.20
Net Income	$0.70	$2.87	$1.70	$2.76	$1.60

Assets from Continuing Operations	$11,759,530	$11,393,667	$10,383,343	$9,952,077	$9,543,457
Assets from Discontinued Operations	—	—	2,614,251	2,573,623	2,527,153
Total Assets	$11,759,530	$11,393,667	$12,997,594	$12,525,700	$12,070,610

Long-Term Debt from Continuing Operations (including current portion)	$3,288,894	$3,175,014	$3,185,497	$3,196,455	$3,209,101
Long-Term Debt from Discontinued Operations (including current portion)	—	—	2,574	1,659	1,820
Total Long-Term Debt (including current portion)	$3,288,894	$3,175,014	$3,188,071	$3,198,114	$3,210,921
Cash Dividends Declared Per Share of Common Stock	$0.250	$0.375	$0.625	$0.425	$0.400
See Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of an adjustment to operating revenues for all periods and other matters that affect the comparability of the selected financial data as well as uncertainties that might affect the Company’s future financial condition.

OTHER OPERATING DATA
(unaudited)

	Years Ended December 31,
	2014	2013	2012	2011	2010
Gas:
Net sales volumes produced (in billion cubic feet)	235.7	172.4	156.3	153.5	127.9
Average sales price ($ per Mcfe)(A)	$4.37	$4.30	$4.22	$4.90	$5.83
Average cost ($ per Mcfe)	$3.31	$3.51	$3.37	$3.53	$3.54
Proved reserves (in Bcfe) (B)	6,828	5,731	3,993	3,480	3,732

Coal:
Tons sold from continuing operations (in thousands)(C)	32,419	28,776	27,612	32,090	32,280
Tons produced from continuing operations (in thousands)	32,218	28,476	27,178	31,721	31,895
Average sales price of tons produced ($ per ton produced)	$63.03	$69.34	$77.75	$90.10	$73.31
Average Cost of Goods Sold ($ per ton produced)	$46.91	$50.78	$53.98	$51.88	$44.37
Recoverable coal reserves (tons in millions)(D)	3,238	3,032	4,229	4,314	4,229
Number of active mining complexes (at end of period)	3	4	5	7	7
____________

(A)	Represents average net sales price including the effect of derivative transactions.

(B)	Represents proved developed and undeveloped gas reserves at period end.

(C)
Includes sales of coal produced by CONSOL Energy and purchased from third parties. Of the tons sold, CONSOL Energy purchased the following amount from third parties: 0.2 million tons, 0.6 million tons, 0.5 million tons, 0.6 million tons, and 0.2 million tons for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(D)	Represents proven and probable coal reserves at period end, excluding equity affiliates.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

2014 Highlights

•	Record total gas production of 235.7 Bcfe in 2014, 37% higher than 2013.

•	Record Marcellus Shale production of 111.7 Bcfe in 2014, 93% higher than 2013.

•
On December 29, 2014 CNX Gas Company LLC, a wholly-owned subsidiary of CONSOL Energy, finalized an agreement with Columbia Energy Ventures to sublease approximately 20,600 acres of Utica Shale gas rights in Greene and Washington Counties in Pennsylvania, and Marshall and Ohio Counties in West Virginia. Consideration of up to $96,106 will be paid by CONSOL Energy over the next five years as drilling occurs.

•
CONSOL received $411,596 in cash proceeds from the sales of assets which resulted in a gain on sale of $43,601. These sales included several non-core business assets: our industrial supplies subsidiary, coal reserves in the Illinois Basin, surface properties in Illinois, a 50% interest in an equity affiliate and a 50% interest in Utica Shale acres to our joint venture partner, Noble Energy. See Note 3 - Acquisitions and Dispositions in the Notes to Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information.

•
On September 30, 2014, CONE Midstream Partners, LP (the Partnership) closed its initial public offering of 20,125,000 common units representing limited partnership interests at a price to the public of $22.00 per unit. Of the proceeds received, $204 million was distributed to CNX Gas Company LLC.

•	Harvey Mine began longwall mining in March 2014.

2015 Expectations:

•	Our 2015 annual gas production is expected to be between 300 - 310 Bcfe with annual production growth of 30% through 2016.

•	Our 2015 gas capital investment is expected to be $1.0 billion.

•	Our 2015 coal production is expected to be between 30.5 - 33.0 million tons.

•	Our 2015 coal and other capital investment is expected to be $220 million.

•
In December 2014, CONSOL Energy announced that its Board of Directors authorized management to pursue the formation of a master limited partnership (MLP) for the Company’s thermal coal business, which would own interests in CONSOL Energy’s thermal coal properties and related mining operations located in Pennsylvania, including its Bailey Mine, Enlow Fork Mine, Harvey Mine and the related preparation plant. CONSOL Energy also announced that its Board of Directors authorized management to separately pursue the structuring and formation of a subsidiary entity for the purpose of owning CONSOL Energy’s metallurgical coal properties and related mining operations, with a view to conducting an initial public offering of up to 20% of the subsidiary’s equity. The subsidiary’s assets would include CONSOL Energy’s Buchanan Mine and related preparation plant and its interest in its Western Allegheny Energy joint venture.

•
In December 2014, CONSOL Energy’s Board of Directors approved a stock repurchase program under which CONSOL Energy may purchase from time to time up to $250,000 of its common stock over the next two years.

Results of Operations: Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013
Net Income Attributable to CONSOL Energy Shareholders
CONSOL Energy reported net income attributable to CONSOL Energy shareholders of $163 million, or income of $0.70 per diluted share, for the year ended December 31, 2014, compared to net income attributable to CONSOL Energy shareholders of $660 million, or income of $2.87 per diluted share, for the year ended December 31, 2013. The breakdown of net income attributable to CONSOL Energy shareholders is as follows:

	For the Years Ended December 31,
(Dollars in millions, except per share data)	2014	2013	Variance
Income from Continuing Operations	$169	$79	$90
(Loss) Income from Discontinued Operations, net	(6)	580	(586)
Net Income	163	659	(496)
Less: Net Loss Attributable to Noncontrolling Interests	—	(1)	1
Net Income Attributable to CONSOL Energy Shareholders	$163	$660	$(497)

Income from Continuing Operations	$0.73	$0.35	$0.38
(Loss) Income from Discontinued Operations	(0.03)	2.52	(2.55)
Total Dilutive Earnings Per Share	$0.70	$2.87	$(2.17)

The total Exploration and Production (E&P) division includes Marcellus, Utica, coalbed methane (CBM) and other gas. The total E&P division contributed income of $190 million before income tax for the year ended December 31, 2014 compared to a loss of $2 million before income tax for the year ended December 31, 2013. Total E&P production was 235.7 Bcfe for the year ended December 31, 2014 compared to 172.4 Bcfe for the year ended December 31, 2013.

The following table presents a breakout of net liquid and natural gas sales information to assist in the understanding of the Company’s production and sales portfolio.

	For the Years Ended December 31,
in thousands (unless noted)	2014	2013	Variance	Percent Change
LIQUIDS
NGLs:
Sales Volume (MMcfe)	15,475	2,628	12,847	488.9%
Sales Volume (Mbbls)	2,579	438	2,141	488.8%
Gross Price ($/Bbl)	$35.70	$53.76	$(18.06)	(33.6)%
Gross Revenue	$92,136	$23,541	$68,595	291.4%

Oil:
Sales Volume (MMcfe)	681	634	47	7.4%
Sales Volume (Mbbls)	114	106	8	7.5%
Gross Price ($/Bbl)	$89.10	$89.58	$(0.48)	(0.5)%
Gross Revenue	$10,108	$9,471	$637	6.7%

Condensate:
Sales Volume (MMcfe)	3,298	382	2,916	763.4%
Sales Volume (Mbbls)	550	64	486	759.4%
Gross Price ($/Bbl)	$66.96	$81.06	$(14.10)	(17.4)%
Gross Revenue	$36,808	$5,156	$31,652	613.9%

GAS
Sales Volume (MMcf)	216,260	168,737	47,523	28.2%
Sales Price ($/Mcf)	$4.02	$3.72	$0.30	8.1%
Hedging Impact ($/Mcf)	$0.11	$0.45	$(0.34)	(75.6)%
Gross Revenue	$891,522	$702,700	$188,822	26.9%

The average sales price and average costs for all active gas operations were as follows:

	For the Years Ended December 31,
	2014	2013	Variance	Percent Change
Average Sales Price (per Mcfe)	$4.37	$4.30	$0.07	1.6%
Average Costs (per Mcfe)	3.31	3.51	(0.20)	(5.7)%
Margin	$1.06	$0.79	$0.27	34.2%

Total E&P division Natural Gas, NGLs, and Oil outside sales revenues were $1,031 million for the year ended December 31, 2014 compared to $741 million for the year ended December 31, 2013. The increase was primarily due to the 36.7% increase in total volumes sold, along with a 1.6% increase in overall average sales price per Mcfe. The increase in average sales price is the result of a $0.30 per Mcfe increase in general market prices and the $0.11 per Mcfe increase in sales of NGLs, oil and condensate. The increase was offset, in part, by the $0.34 per Mcf decrease resulting from various transactions relating to our hedging program. These financial hedges represented approximately 159.9 Bcf of our produced gas sales volumes for the year ended December 31, 2014 at an average gain of $0.15 per Mcf. These financial hedges represented approximately 84.3 Bcf of our produced gas sales volumes for the year ended December 31, 2013 at an average gain of $0.89 per Mcf.

Changes in the average cost per Mcfe of gas sold were primarily related to the following items:

•
The improvement in the unit costs is primarily due to the 36.7% increase in volumes in the period-to-period comparison and the shift to lower cost Marcellus and Utica Shale production. Marcellus production made up 47.4% of natural gas and liquid sales volume for the year ended December 31, 2014 compared to 33.6% in the year ended December 31, 2013.

•
Lifting costs per unit decreased in the period-to-period comparison due to the increase in sales volumes. The decrease was offset, in part, by an increase in total dollars relating to higher salt water disposal, well site maintenance costs, and costs related to wells operated by our joint-venture partners.

•
Gathering expense per unit also decreased in the period-to-period comparison due to the increase in sales volumes. The decrease in unit costs was partially offset by an increase in total dollars related to an increase in firm transportation costs and increased processing fees associated with natural gas liquids (NGLs).

The coal division includes Pennsylvania (PA) operations, Virginia (VA) operations and other coal. The total coal division contributed $411 million of earnings before income tax from continuing operations for the year ended December 31, 2014 compared to $348 million for the year ended December 31, 2013. The total coal division sold 32.4 million tons of coal produced from continuing operations for the year ended December 31, 2014 compared to 28.8 million tons for the year ended December 31, 2013.
The average sales price and average costs per ton for continuing coal operations were as follows:

	For the Years Ended December 31,
	2014	2013	Variance	Percent Change
Average Sales Price Per Ton Sold	$63.03	$69.34	$(6.31)	(9.1)%
Total Costs Per Ton Sold	46.91	50.78	(3.87)	(7.6)%
Margin	$16.12	$18.56	$(2.44)	(13.1)%
The lower average sales price per ton sold reflects a decrease in the global metallurgical coal markets, the oversupply of coal used in steelmaking, and overall lower coal pricing due to the roll-off of some higher-priced legacy contracts. The coal division priced 6.4 million tons on the export market for the year ended December 31, 2014 compared to 8.0 million tons for the year ended December 31, 2013. All other tons were sold on the domestic market.

Changes in the average cost of goods sold per ton were primarily attributable to the increase in tons sold. Total cost per ton sold was also impacted by the decrease in operating shifts and other cost control measures implemented at our Buchanan Mine. The mine went from three operating shifts to two operating shifts beginning in May 2014. The decrease in total costs per ton sold was offset, in part, by geological conditions at Enlow Fork Mine and Harvey Mine.
The Other division includes industrial supplies activity (sold in December 2014), income taxes and other business activities not assigned to the E&P or Coal division.

General and Administrative costs are allocated between divisions (E&P, Coal and Other) based primarily on percentage of total revenue and percentage of total projected capital expenditures. General and Administrative costs are excluded from the E&P and Coal unit costs above. Total General and Administrative costs were made up of the following items:

	For the Years Ended December 31,
(in millions)	2014	2013	Variance	Percent Change
Continuing Operations General and Administrative Expenses	$110	$80	$30	37.5%
Discontinued Operations General and Administrative Expenses	—	39	(39)	(100.0)%
Total Company General and Administrative Expense	$110	$119	$(9)	(7.6)%

Overall, total Company General and Administrative Expenses decreased $9 million in the period-to-period comparison. This was primarily due to reduced staffing and cost control measures following the December 2013 sale of five of our West Virginia coal mines. See Note 3 - Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details.

Total Company long-term liabilities, such as OPEB, the salary retirement plan, workers' compensation and long-term disability are actuarially calculated for the Company as a whole. The expenses are then allocated to operational units based on active employee counts or active salary dollars. Total CONSOL Energy expense for continuing operations related to our actuarially calculated liabilities was $132 million for the year ended December 31, 2014 compared to $152 million for the year ended December 31, 2013. The decrease was primarily due to an increase in the discount rate assumptions used to calculate expense for benefit plans at the measurement date, which is December 31, along with a decrease in pension settlement expense. Pension settlement expense is required when lump sum distributions for a plan year exceed the total of the service and interest cost for the plan year. Pension settlement expense was $29 million for the year ended December 31, 2014, compared to $39 million for the year ended December 31, 2013. Additionally, a part of the decrease was due to modifications made to the OPEB and Pension plans, which required remeasurement at September 30, 2014. Not included in the long-term liability expense totals discussed above are curtailment gains of $36 million, and $46 million of expense for cash payments made to active employees, both of which arose from the modifications to the OPEB and Pension plans during the year ended December 31, 2014. The pension settlement expense, curtailment gains, and cash payment expenses were not allocated to individual operating segments and are therefore not included in unit costs presented for the E&P or Coal divisions. See Note 16—Pension and Other Postretirement Benefit Plans and Note 17—Coal Workers' Pneumoconiosis (CWP) and Workers' Compensation in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details related to the total Company expense decrease.

TOTAL E&P DIVISION ANALYSIS for the year ended December 31, 2014 compared to the year ended December 31, 2013:
The E&P division contributed $190 million to earnings before income tax for the year ended December 31, 2014 compared to a loss before income tax of $2 million for the year ended December 31, 2013. Variances by individual E&P segment are discussed below.

	For the Year Ended					Difference to Year Ended
	December 31, 2014					December 31, 2013
	Marcellus	Utica	CBM	Other Gas	Total Gas	Marcellus	Utica	CBM	Other Gas	Total Gas
Sales:
Produced	$473	$88	$344	$123	$1,028	$221	$84	$8	$(23)	$290
Related Party	—	—	3	—	3	—	—	—	—	—
Total Outside Sales	473	88	347	123	1,031	221	84	8	(23)	290
Gas Royalty Interest	—	—	—	82	82	—	—	—	19	19
Purchased Gas	—	—	—	9	9	—	—	—	2	2
Other Income	—	—	—	113	113	—	—	—	55	55
Total Revenue and Other Income	473	88	347	327	1,235	221	84	8	53	366
Lifting	26	16	37	39	118	6	13	—	2	21
Ad Valorem, Severance, and Other Taxes	17	1	12	10	40	8	1	3	(1)	11
Gathering	110	7	108	33	258	60	7	(6)	(4)	57
Gas Direct Administrative, Selling & Other	36	4	10	5	55	10	2	2	(8)	6
Depreciation, Depletion and Amortization	132	19	88	75	314	65	16	(2)	3	82
General & Administration	—	—	—	64	64	—	—	—	25	25
Gas Royalty Interest	—	—	—	70	70	—	—	—	17	17
Purchased Gas	—	—	—	7	7	—	—	—	2	2
Exploration and Other Costs	—	—	—	23	23	—	—	—	(38)	(38)
Other Corporate Expenses	—	—	—	87	87	—	—	—	(9)	(9)
Total Exploration and Production Costs	321	47	255	413	1,036	149	39	(3)	(11)	174
Interest Expense	—	—	—	9	9	—	—	—	—	—
Total E&P Segment Costs	321	47	255	422	1,045	149	39	(3)	(11)	174
Earnings Before Noncontrolling Interest and Income Tax	$152	$41	$92	$(95)	$190	$72	$45	$11	$64	$192

MARCELLUS GAS SEGMENT
The Marcellus segment contributed $152 million to the total Company earnings before income tax for the year ended December 31, 2014 compared to $80 million for the year ended December 31, 2013.

	For the Years Ended December 31,
	2014	2013	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	99.4	55.0	44.4	80.7%
NGLs Sales Volumes (Bcfe)*	10.9	2.5	8.4	336.0%
Condensate Sales Volumes (Bcfe)*	1.4	0.3	1.1	366.7%
Total Marcellus Gas Sales Volumes (Bcfe)*	111.7	57.8	53.9	93.3%

Average Sales Price - Gas (Mcf)	$3.83	$3.77	$0.06	1.6%
Hedging Impact - Gas (Mcf)	$0.15	$0.32	$(0.17)	(53.1)%
Average Sales Price - NGLs (Mcfe)*	$5.77	$9.09	$(3.32)	(36.5)%
Average Sales Price - Condensate (Mcfe)*	$10.47	$13.73	$(3.26)	(23.7)%

Total Average Marcellus sales (per Mcfe)	$4.24	$4.35	$(0.11)	(2.5)%
Average Marcellus lifting costs (per Mcfe)	$0.24	$0.35	$(0.11)	(31.4)%
Average Marcellus ad valorem, severance, and other taxes (per Mcfe)	$0.16	$0.16	$—	—%
Average Marcellus gathering costs (per Mcfe)	$0.98	$0.86	$0.12	14.0%
Average Marcellus direct administrative and selling (per Mcfe)	$0.32	$0.45	$(0.13)	(28.9)%
Average Marcellus depreciation, depletion and amortization costs (per Mcfe)	$1.18	$1.16	$0.02	1.7%
Total Average Marcellus costs (per Mcfe)	$2.88	$2.98	$(0.10)	(3.4)%
Average Margin for Marcellus (per Mcfe)	$1.36	$1.37	$(0.01)	(0.7)%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas,which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment outside sales revenues were $473 million for the year ended December 31, 2014 compared to $252 million for the year ended December 31, 2013. The $221 million increase is primarily due to a 93.3% increase in total volumes sold offset, in part, by a 2.5% decrease in total average sales prices in the period-to-period comparison. The 53.9 Bcfe increase in sales volumes was primarily due to additional wells coming on-line from our ongoing drilling program. The $0.11 per Mcfe decrease in Marcellus total average sales price was primarily the result of the $0.17 per Mcf decrease resulting from various transactions relating to our hedging program offset, in part, by a $0.06 per Mcf increase in gas market prices. These financial hedges represented approximately 70.4 Bcf of our produced Marcellus gas sales volumes for the year ended December 31, 2014 at an average gain of $0.21 per Mcf. For the year ended December 31, 2013, these financial hedges represented approximately 21.6 Bcf at an average gain of $0.81 per Mcf.

Total costs for the Marcellus segment were $321 million for the year ended December 31, 2014 compared to $172 million for the year ended December 31, 2013. The increase in total dollars and decrease in unit costs for the Marcellus segment were due to the following items:

•Marcellus lifting costs were $26 million for the year ended December 31, 2014 compared to $20 million for the year ended December 31, 2013. The increase in total dollars primarily relates to an increase in sales volumes, along with an increase in well tending costs, repair and maintenance costs, and costs related to wells operated by our joint-venture partners. The increase in total dollars was more than offset by the increase in gas sales volumes and resulted in an improvement in unit costs.

•Marcellus ad valorem, severance and other taxes were $17 million for the year ended December 31, 2014 compared to $9 million for the year ended December 31, 2013. The increase in total dollars was primarily due to an increase in severance tax expense caused by the 93.3% increase in gas and liquid sales volumes, changes in the mix of volumes produced by state as well as a 1.6% increase in average gas sales price, without the impact of hedging.

•Marcellus gathering costs were $110 million for the year ended December 31, 2014 compared to $50 million for the year ended December 31, 2013. Total dollars increased primarily due to the 93.3% increase in sales volumes which resulted in an increase in related party gathering fees, increased processing fees associated with NGLs, and an increase in utilized firm transportation expense. The impact on unit costs due to the increase in total dollars was offset, in part, by the increase in sales volumes.

•Marcellus direct administrative, selling and other costs were $36 million for the year ended December 31, 2014 compared to $26 million for the year ended December 31, 2013. Direct administrative, selling and other costs attributable to the total E&P division are allocated to the individual E&P segments based on a combination of capital, production and employee counts. The increase in direct administrative, selling & other costs was primarily due to Marcellus volumes representing a larger proportion of CONSOL Energy's total gas sales volumes. The decrease in unit costs was primarily due to the increase in volumes sold.

•Depreciation, depletion and amortization costs were $132 million for the year ended December 31, 2014 compared to $67 million for the year ended December 31, 2013. There was approximately $129 million, or $1.16 per unit-of-production, of depreciation, depletion and amortization related to Marcellus gas and related well equipment that was reflected on a units-of-production method of depreciation in the year ended December 31, 2014. There was approximately $66 million, or $1.14 per unit-of-production, of depreciation, depletion and amortization related to Marcellus gas and related well equipment that was reflected on a units-of-production method of depreciation for the year ended December 31, 2013. There was approximately $3 million, or $0.02 per Mcf, of depreciation, depletion and amortization related to gathering and other equipment that was reflected on a straight line basis for the year ended December 31, 2014. There was $1 million, or $0.02 per Mcf, of depreciation, depletion and amortization related to gathering and other equipment that was reflected on a straight line basis for for the year ended December 31, 2013.

UTICA GAS SEGMENT

The Utica segment contributed $41 million to the total Company earnings before income tax for the year ended December 31, 2014 compared to a loss before income tax of $4 million for the year ended December 31, 2013.

	For the Years Ended December 31,
	2014	2013	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	10.2	0.5	9.7	1,940.0%
NGL Sales Volumes (Bcfe)*	4.6	0.1	4.5	4,500.0%
Condensate Sales Volumes (Bcfe)*	1.9	0.1	1.8	1,800.0%
Total Utica Sales Volumes (Bcfe)*	16.7	0.7	16.0	2,285.7%

Average Sales Price - Gas (Mcf)	$3.46	$3.83	$(0.37)	(9.7)%
Hedging Impact - Gas (Mcf)	$0.12	$—	$0.12	100.0%
Average Sales Price - NGL (Mcfe)*	$6.39	$6.09	$0.30	4.9%
Average Sales Price - Condensate (Mcfe)*	$11.69	$12.78	$(1.09)	(8.5)%

Total Average Utica sales price (per Mcfe)	$5.27	$5.80	$(0.53)	(9.1)%
Average Utica lifting costs (per Mcfe)	$0.94	$3.47	$(2.53)	(72.9)%
Average Utica ad valorem, severance, and other taxes (per Mcfe)	$0.08	$(0.67)	$0.75	111.9%
Average Utica gathering costs (per Mcfe)	$0.45	$0.53	$(0.08)	(15.1)%
Average Utica direct administrative and selling (per Mcfe)	$0.24	$2.79	$(2.55)	(91.4)%
Average Utica depreciation, depletion and amortization costs (per Mcfe)	$1.11	$4.96	$(3.85)	(77.6)%
Total Average Utica costs (per Mcfe)	$2.82	$11.08	$(8.26)	(74.5)%
Average Margin for Utica (per Mcfe)	$2.45	$(5.28)	$7.73	146.4%
*NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil and natural gas,which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

Utica sales revenues were $88 million for the year ended December 31, 2014 compared to $4 million for the year ended December 31, 2013. The $84 million increase was primarily due to the 2,285.7% increase in total volumes sold, partially offset by a 9.1% decrease in total average sales price in the period-to-period comparison. The 16.0 Bcfe increase in sales volumes was primarily due to additional wells coming on-line from our ongoing drilling program. The decrease in Utica total average sales price was primarily the result of the $0.37 per Mcf decrease in gas market prices, along with a $0.28 per Mcfe decrease in the uplift related to NGLs and condensate.

During the fourth quarter of the 2014 period, a midstream company that handles and processes some of CONSOL Energy’s gas and liquids had a fatality on one of their sites, during their operations. Over the course of the quarter CONSOL Energy elected to shut-in pads serviced by this midstream provider while safety processes and procedures were evaluated and validated. As a result of this process, it is estimated that the shut-in pads accounted for 2.7 Bcfe worth of lost production in the year ended December 31, 2014.

Total costs for the Utica segment were $47 million for the year ended December 31, 2014 compared to $8 million for the year ended December 31, 2013. The increase in total dollars and improvement in unit costs were all directly related to the 2,285.7% increase in total volumes sold, thus a per unit analysis of the Utica segment is not meaningful.

COALBED METHANE (CBM) GAS SEGMENT

The CBM segment contributed $92 million to the total Company earnings before income tax for the year ended December 31, 2014 compared to $81 million for the year ended December 31, 2013.

	For the Years Ended December 31,
	2014	2013	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	79.5	82.9	(3.4)	(4.1)%

Average Sales Price - Gas (Mcf)	$4.32	$3.69	$0.63	17.1%
Hedging Impact - Gas (Mcf)	$0.05	$0.40	$(0.35)	(87.5)%

Total Average CBM sales price (per Mcf)	$4.37	$4.09	$0.28	6.8%
Average CBM lifting costs (per Mcf)	$0.47	$0.44	$0.03	6.8%
Average CBM ad valorem, severance, and other taxes (per Mcf)	$0.15	$0.10	$0.05	50.0%
Average CBM gathering costs (per Mcf)	$1.35	$1.37	$(0.02)	(1.5)%
Average CBM direct administrative and selling (per Mcf)	$0.13	$0.10	$0.03	30.0%
Average CBM depreciation, depletion and amortization costs (per Mcf)	$1.12	$1.10	$0.02	1.8%
Total Average CBM costs (per Mcf)	$3.22	$3.11	$0.11	3.5%
Average Margin for CBM (per Mcf)	$1.15	$0.98	$0.17	17.3%

CBM sales revenues were $347 million for the year ended December 31, 2014 compared to $339 million for the year ended December 31, 2013. The $8 million increase was primarily due to a 6.8% increase in total average sales price offset, in part, by a 4.1% decrease in total volumes sold. CBM sales volumes decreased 3.4 Bcf for the year ended December 31, 2014 compared to the 2013 period. The decrease was primarily due to normal well declines without a corresponding offset of additional wells drilled since the Company's current focus is on Marcellus and Utica production. The decline in wells drilled was also due to the decline in coal production at our Buchanan Mine which resulted in fewer GOB collection wells being drilled. The CBM total average sales price increased $0.28 per Mcf due to a $0.63 per Mcf increase in market prices. The increase was offset, in part, by a $0.35 per Mcf decrease resulting from various transactions relating to our hedging program. Financial hedges represented approximately 70.0 Bcf of our produced CBM gas sales volumes for the year ended December 31, 2014 at an average gain of $0.06 per Mcf. For the year ended December 31, 2013, these financial hedges represented approximately 48.3 Bcf at an average gain of $0.69 per Mcf.

Total costs for the CBM segment were $255 million for the year ended December 31, 2014 compared to $258 million for the year ended December 31, 2013. The decrease in total dollars and increase in unit costs for the CBM segment were due to the following items:

•CBM lifting costs were $37 million for the year ended December 31, 2014 and December 31, 2013. The increase in unit costs was primarily due to the decrease in gas sales volumes.

•CBM ad valorem, severance and other taxes were $12 million for the year ended December 31, 2014 compared to $9 million for the year ended December 31, 2013. The increase of $3 million was due to an increase in severance tax expense resulting from the increase in average sales price, without the impact of hedging, as described above. Unit costs were also negatively impacted by the decrease in gas sales volumes.

•CBM gathering costs were $108 million for the year ended December 31, 2014 compared to $114 million for the year ended December 31, 2013. The decrease in total dollars and average per unit costs was due to lower utilized firm transportation expenses resulting from the decrease in gas sales volumes. Improvements in unit costs were offset, in part, by the decrease in gas sales volumes.

•CBM direct administrative, selling and other costs were $10 million for the year ended December 31, 2014 compared to $8 million for the year ended December 31, 2013. Direct administrative, selling and other costs attributable to the total E&P division are allocated to the individual E&P segments based on a combination of capital and production. The $2 million increase in the period-to-period comparison was due a larger portion of total direct administrative costs being allocated to the E&P segment over the Coal and Other segments. The $0.03 per Mcf increase in unit costs can be attributed to both an increase in total dollars allocated to the segment and a decline in gas sales volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $88 million for the year ended December 31, 2014 and $90 million for the year ended December 31, 2013. There was approximately $59 million, or $0.75 per unit-of-production, of depreciation, depletion and amortization related to CBM gas and related well equipment that was reflected on a units-of-production method of depreciation in the year ended December 31, 2014. The production portion of depreciation, depletion and amortization was $62 million, or $0.77 per unit-of-production in the year ended December 31, 2013. There was approximately $29 million, or $0.37 per Mcf of depreciation, depletion and amortization related to gathering and other equipment reflected on a straight line basis for the year ended December 31, 2014. The non-production related depreciation, depletion and amortization was $28 million, or $0.33 per Mcf for the year ended December 31, 2013.

OTHER GAS SEGMENT
The other gas segment had a loss before income taxes of $95 million for the year ended December 31, 2014 compared to a loss before income tax of $159 million for the year ended December 31, 2013.

	For the Years Ended December 31,
	2014	2013	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	27.1	30.3	(3.2)	(10.6)%
Oil Sales Volumes (Bcfe)*	0.7	0.6	0.1	16.7%
Total Other Sales Volumes (Bcfe)*	27.8	30.9	(3.1)	(10.0)%

Average Sales Price - Gas (Mcf)	$4.03	$3.70	$0.33	8.9%
Hedging Impact - Gas (Mcf)	$0.11	$0.81	$(0.70)	(86.4)%
Average Sales Price - Oil (Mcfe)*	$14.81	$14.78	$0.03	0.2%

Total Average Other sales price (per Mcfe)	$4.39	$4.72	$(0.33)	(7.0)%
Average Other lifting costs (per Mcfe)	$1.39	$1.21	$0.18	14.9%
Average Other ad valorem, severance, and other taxes (per Mcfe)	$0.28	$0.36	$(0.08)	(22.2)%
Average Other gathering costs (per Mcfe)	$1.21	$1.19	$0.02	1.7%
Average Other direct administrative and selling (per Mcfe)	$0.19	$0.41	$(0.22)	(53.7)%
Average Other depreciation, depletion and amortization costs (per Mcfe)	$2.60	$2.22	$0.38	17.1%
Total Average Other costs (per Mcfe)	$5.67	$5.39	$0.28	5.2%
Average Margin for Other (per Mcfe)	$(1.28)	$(0.67)	$(0.61)	(91.0)%

*Oil is converted to Mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil and natural gas prices.
The other gas segment includes activity not assigned to the Marcellus, Utica, or CBM segments. This segment includes purchased gas activity, gas royalty interest activity, exploration and other costs, other corporate expenses, and miscellaneous operational activity not assigned to a specific E&P division.
Other gas sales volumes are primarily related to shallow oil and gas production as well as Upper Devonian Shale in Pennsylvania and West Virginia. Outside sales revenue from the other gas segment was approximately $123 million for the year ended December 31, 2014 compared to $146 million for the year ended December 31, 2013. Total costs related to these other sales were $162 million for the year ended December 31, 2014 compared to $170 million for the year ended December 31, 2013. The decrease in total volumes sold was primarily due to normal well declines which also had a negative impact on unit costs.
Royalty interest gas sales represent the revenues related to the portion of production belonging to royalty interest owners sold by the CONSOL Energy E&P segment. Royalty interest gas sales revenue was $82 million for the year ended December 31, 2014 compared to $63 million for the year ended December 31, 2013. The increase in sales volumes, changes in market prices, contractual differences among leases, and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	For the Years Ended December 31,
	2014	2013	Variance	Percent Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	19.9	15.3	4.6	30.1%
Average Sales Price per thousand cubic feet	$4.14	$4.13	$0.01	0.2%

Purchased gas sales volumes represent volumes of gas sold at market prices that were purchased from third-party producers. Purchased gas sales revenues were $9 million for the year ended December 31, 2014 compared to $7 million for the year ended December 31, 2013.

	For the Years Ended December 31,
	2014	2013	Variance	Percent Change
Purchased Gas Sales Volumes (in billion cubic feet)	1.9	1.6	0.3	18.8%
Average Sales Price per thousand cubic feet	$4.65	$4.12	$0.53	12.9%

Other income was $113 million for the year ended December 31, 2014 compared to $58 million for the year ended December 31, 2013. The $55 million increase was primarily due to the following items:

	For the Years Ended December 31,
	2014	2013	Variance	Percent Change
Gain On Sale of Assets	$46	$21	$25	119.0%
Gathering Revenue	30	7	23	328.6%
Equity in Earnings of Affiliates	32	15	17	113.3%
Interest Income	—	13	(13)	(100.0)%
Other	5	2	3	150.0%
Total Other Income	$113	$58	$55	94.8%

•
Gain on sale of assets increased $25 million primarily due to the sale of Utica rights in Marshall County, WV to Noble Energy, which closed in December 2014 and resulted in proceeds and a pre-tax gain of $25 million.

•	Gathering revenue increased $23 million primarily due to an increase in revenue related to certain gathering arrangements.

•
Earnings from our equity affiliates increased $17 million primarily due to an increase in earnings from CONE Midstream Partners, LP. See Note 27 - Related Party Transactions of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

•	Interest income decreased $13 million primarily due to the 2013 collection of the final installment on the notes receivable from the 2011 Noble Energy joint venture transaction.

•	The remaining $3 million increase relates to various transactions that occurred throughout both periods, none of which were individually material.
General and Administrative costs are allocated to the total E&P division based on percentage of total revenue and percentage of total projected capital expenditures. Costs were $64 million for the year ended December 31, 2014 compared to $39 million for the year ended December 31, 2013. Refer to discussion of total Company general and administrative costs contained in the section "Net Income Attributable to CONSOL Energy Shareholders" of this annual report for a detailed cost explanation.
Royalty interest gas costs represent the costs related to the portion of production belonging to royalty interest owners sold by the CONSOL Energy E&P division. Royalty interest gas costs were $70 million for the year ended December 31, 2014 compared to $53 million for the year ended December 31, 2013. The increase in sales volumes, changes in market prices, contractual differences among leases, and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	For the Years Ended December 31,
	2014	2013	Variance	Percent Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	19.9	15.3	4.6	30.1%
Average Cost per thousand cubic feet sold	$3.51	$3.47	$0.04	1.2%

Purchased gas volumes represent volumes of gas purchased from third-party producers that we sell. Purchased gas volumes also reflect the impact of pipeline imbalances. The higher average cost per thousand cubic feet was due to overall price changes and contractual differences among customers in the period-to-period comparison. Purchased gas costs were $7 million for the year ended December 31, 2014 compared to $5 million for the year ended December 31, 2013.

	For the Years Ended December 31,
	2014	2013	Variance	Percent Change
Purchased Gas Volumes (in billion cubic feet)	1.9	1.6	0.3	18.8%
Average Cost per thousand cubic feet sold	$3.75	$3.05	$0.70	23.0%
Exploration and other costs were $23 million for the year ended December 31, 2014 compared to $61 million for the year ended December 31, 2013. The $38 million decrease in costs is primarily related to the following items:

	For the Years Ended December 31,
	2014	2013	Variance	Percent Change
Marcellus Title Defects	$—	$23	$(23)	(100.0)%
Dry Hole Expense	2	9	(7)	(77.8)%
Lease Expiration Costs	9	10	(1)	(10.0)%
Land Rentals	5	6	(1)	(16.7)%
Seismic Activity	4	2	2	100.0%
Other	3	11	(8)	(72.7)%
Total Exploration and Production Related Other Costs	$23	$61	$(38)	(62.3)%

•	CONSOL Energy, working in collaboration with Noble Energy, conceded title defects on acreage which had a book value of $23 million for the year ended December 31, 2013.

•	Dry hole costs decreased $7 million due to various transaction that occurred throughout both periods, none of which were individually material.

•
Lease expiration costs relate to locations where CONSOL Energy allowed the primary lease term to expire because of unfavorable drilling economics. The $1 million decrease is due to various transactions that occurred throughout both periods, none of which were individually material.

•	Land Rentals decreased $1 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

•	Seismic Activity increased $2 million due to various transactions that occurred throughout both periods, none of which were individually material.

•	Other expenses decreased $8 million due to various transactions that occurred throughout both periods, none of which were individually material.
Other corporate expenses related to the E&P division were $87 million for the year ended December 31, 2014 compared to $96 million for the year ended December 31, 2013. The $9 million decrease in the period-to-period comparison was made up of the following items:

	For the Years Ended December 31,
	2014	2013	Variance	Percent Change
Litigation Settlements	$(5)	$3	$(8)	(266.7)%
Stock-based Compensation	17	24	(7)	(29.2)%
Bank Fees	4	7	(3)	(42.9)%
Unutilized Firm Transportation and Processing Fees	38	36	2	5.6%
Short-term Incentive Compensation	23	20	3	15.0%
Other	10	6	4	66.7%
Total Other Corporate Expenses	$87	$96	$(9)	(9.4)%

•	Litigation settlements decreased $8 million due to various transactions that occurred throughout both periods, none of which were individually material.

•
Stock-based compensation decreased $7 million in the period-to-period comparison primarily due to a reduction in non-cash amortization expense and less accelerated expense for retiree eligible employees under our current plans.

•	Bank fees decreased $3 million due to various items that occurred throughout both periods, none of which were individually material.

•
Unutilized firm transportation and processing fees represent pipeline transportation capacity the E&P segment has obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. The $2 million increase was primarily due to increased firm transportation capacity which has not been utilized by active operations.

•
The short-term incentive compensation program is designed to increase compensation to eligible employees when CNX Gas reaches predetermined targets for, among other things, safety, production, compliance and unit costs. Short-term incentive compensation expense increased $3 million in the period-to-period comparison due to higher projected payouts.

•	Other corporate related expenses increased $4 million due to various transactions that occurred throughout both periods, none of which were individually material.
Interest expense remained consistent at $9 million for the year ended December 31, 2014 and December 31, 2013. Interest was incurred by the other gas segment on the CNX Gas revolving credit facility along with interest allocated to the E&P segment under CONSOL Energy's credit facility, a capital lease and debt held by a variable interest entity.

TOTAL COAL DIVISION ANALYSIS for the year ended December 31, 2014 compared to the year ended December 31, 2013:

The coal division contributed $411 million of earnings before income tax in the year ended December 31, 2014 compared to $348 million in the year ended December 31, 2013. Variances by individual coal segment are discussed below.

	For the Year Ended				Difference to Year Ended
	December 31, 2014				December 31, 2013
	Pennsylvania Operations	Virginia Operations	Other Coal	Total Coal	Pennsylvania Operations	Virginia Operations	Other Coal	Total Coal
Coal Sales:
Produced Coal	$1,617	$297	$129	$2,043	$260	$(153)	$(59)	$48
Purchased Coal	—	—	9	9	—	—	(14)	(14)
Total Coal Sales	1,617	297	138	2,052	260	(153)	(73)	34
Other Outside Sales	—	—	41	41	—	—	(2)	(2)
Freight Revenue	17	1	10	28	(1)	(3)	(3)	(7)
Miscellaneous Other Income	38	—	101	139	32	(5)	51	78
Gain on Sale of Assets	1	—	28	29	1	(5)	(13)	(17)
Total Revenue and Other Income	1,673	298	318	2,289	292	(166)	(40)	86
Operating Costs and Expenses:
Operating Costs	881	188	106	1,175	116	(64)	(28)	24
Direct Administrative and Selling	31	6	3	40	4	—	1	5
Total Royalty/Production Taxes	71	18	10	99	16	(8)	(8)	—
Depreciation, Depletion and Amortization	160	39	7	206	40	(3)	(6)	31
Total Operating Costs and Expenses	1,143	251	126	1,520	176	(75)	(41)	60
Other Costs and Expenses:
Other Costs	18	6	151	175	(5)	(2)	(13)	(20)
Direct Administrative	1	—	3	4	—	—	(10)	(10)
Total Royalty/Production Taxes	—	—	2	2	—	—	(1)	(1)
Depreciation, Depletion and Amortization	2	8	39	49	1	(5)	1	(3)
Total Other Costs and Expenses	21	14	195	230	(4)	(7)	(23)	(34)
General and Administrative Expense	26	9	10	45	3	—	2	5
Other Corporate Expenses	39	9	7	55	1	(2)	—	(1)
Freight Expense	17	1	10	28	(1)	(3)	(3)	(7)
Total Costs	1,246	284	348	1,878	175	(87)	(65)	23
Earnings (Loss) Before Income Taxes	$427	$14	$(30)	$411	$117	$(79)	$25	$63

PENNSYLVANIA (PA) OPERATIONS COAL SEGMENT
The PA Operations coal segment principal activities are mining, preparation and marketing of thermal coal to power generators. The segment also includes general and administrative activities as well as various other activities assigned to the PA Operations coal segment but not allocated to each individual mine and are therefore not included in unit cost presentation. For the years ended December 31, 2014 and 2013 the segment included the following mines: Bailey Mine, Enlow Fork Mine, Harvey Mine and the corresponding preparation plant facilities.
The PA Operations coal segment contributed $427 million to total Company earnings before income tax for the year ended December 31, 2014 compared to $310 million for the year ended December 31, 2013. PA Operations coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Years Ended December 31,
	2014	2013	Variance	Percent Change
Company Produced PA Operations Tons Sold (in millions)	26.1	21.2	4.9	23.1%
Average Sales Price Per PA Operations Ton Sold	$61.88	$63.93	$(2.05)	(3.2%)

Total Operating Costs Per Ton Sold	$33.70	$36.13	$(2.43)	(6.7%)
Total Direct Administration and Selling Costs Per Ton Sold	1.20	1.26	(0.06)	(4.8%)
Total Royalty/Production Taxes Per Ton Sold	2.72	2.58	0.14	5.4%
Total Depreciation, Depletion and Amortization Costs Per Ton Sold	6.13	5.58	0.55	9.9%
Total Costs Per PA Operations Ton Sold	$43.75	$45.55	$(1.80)	(4.0%)
Average Margin Per PA Operations Ton Sold	$18.13	$18.38	$(0.25)	(1.4%)
PA Operations outside sales revenue was $1,617 million for the year ended December 31, 2014 compared to $1,357 million for the year ended December 31, 2013. The $260 million increase was attributable to 4.9 million additional tons sold in the 2014 period partially offset by a $2.05 per ton lower average sales price. The lower average PA Operations coal sales price in the 2014 period was the result of the roll-off of some higher-priced legacy sales contracts. The PA Operations coal segment revenue was also impacted by 3.3 million tons of PA Operations coal being priced on the export market for the year ended December 31, 2014, which was 0.8 million tons lower than the tons sold in the year ended December 31, 2013.

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e. rail) used by the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is completely offset in freight expense. Freight revenue was $17 million for the year ended December 31, 2014 compared to $18 million for the year ended December 31, 2013. The $1 million decrease in freight revenue was due to decreased shipments where CONSOL Energy contractually provides transportation services.

Miscellaneous other income was $38 million for the year ended December 31, 2014 compared to $6 million for the year ended December 31, 2013. The $32 million increase was due to the following items:

	For the Years Ended December 31,
	2014	2013	Variance
Coal Contract Buyout	$30	$—	$30
Rental/Royalty Income	3	1	2
Business Interruption Proceeds- Bailey Mine Belt	—	5	(5)
Other	5	—	5
Total Miscellaneous Other Income	$38	$6	$32

•
For the year ended December 31, 2014, $30 million of income was related to a coal customer contract buyout. The discontinued contract was a long term contract that created pricing risks for both parties. The parties agreed to an amicable settlement. No such transactions were entered into in the year ended December 31, 2013.

•	Rental/Royalty income increased $2 million due to various transactions that occurred throughout both periods, none of which were individually material.

•	Business interruption proceeds of $5 million were received in the prior year-to-date period related to the 2012 Bailey Mine Belt Conveyor accident.

•	Other income increased $5 million due to various transactions that occurred throughout both periods, none of which were individually material.

Gain on sale of assets increased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.
Total operating costs and expenses is comprised of changes in PA Operations coal inventory, both volumes and carrying values, and costs of tons sold in the period. The costs per ton sold include items such as direct operating costs, royalty and production taxes, direct administration and selling, and depreciation, depletion, and amortization costs. Total operating costs and expenses for PA Operations were $1,143 million for the year ended December 31, 2014, or $176 million higher than the $967 million for the year ended December 31, 2013. Total costs per PA Operations ton sold was $43.75 per ton in the year ended December 31, 2014 compared to $45.55 per ton in the year ended December 31, 2013. The increase in total dollars and decrease in unit costs was primarily due to the 23.1% increase in PA Operations tons sold. Fixed costs are allocated over more tons, resulting in lower unit costs. These improvements were offset, in part, by various maintenance projects at Bailey Mine and Enlow Fork Mine related to additional longwall overhauls and twenty-two thousand additional continuous miner feet mined at Bailey and Enlow Fork Mines. The additional continuous miner footage resulted in additional roof support, haulage, and mine maintenance costs. Unit costs were also negatively impacted in the current period due to adverse geological conditions at Enlow Fork Mine along with adverse geological conditions and equipment issues at the Harvey Mine.
Other Costs And Expenses
Other costs is comprised of various costs and expenses that are assigned to the PA Operations coal segment but not allocated to each individual mine and therefore not included in unit costs. Other costs were $18 million for the year ended December 31, 2014 compared to $23 million for the year ended December 31, 2013. The change is due to the following items:

	For the Years Ended December 31,
	2014	2013	Variance
Supplies Expense	3	9	(6)
Property and Other Taxes	2	2	—
Other	13	12	1
Total Other Costs	$18	$23	$(5)

•
Supplies expense decreased $6 million primarily due to the prior year-to-date period including additional supplies needed for repairs related to the 2012 Bailey Mine Belt Conveyor accident which was not included in active mining costs.

•	Property and other taxes remained consistent in the period-to-period comparison.

•	Other expense increased $1 million due to various items that occurred throughout both periods, none of which were individually material.

Direct Administrative expense is primarily made up of labor and benefits and consulting expenses that were allocated to the Harvey Mine while it was in development phase prior to March 2014. The amount of direct administrative expense allocated to the PA Operations coal segment remained consistent in the period-to-period comparison.

Depreciation, depletion, and amortization increased $1 million primarily due to additional assets placed in service in the period-to-period comparison.

General and Administrative costs are allocated to each coal segment based upon the activity at the segment determined by their level of operating activity. The amount of General and Administrative costs allocated to PA Operations was $26 million for the year ended December 31, 2014 compared to $23 million for the year ended December 31, 2013. Refer to the discussion of total company general and administrative costs contained in the section "Net Income Attributable to CONSOL Energy Shareholders" of this annual report for a detailed cost explanation.

Other corporate expense is made up of expenses for stock based compensation and the short-term incentive compensation program. These expenses are made up of costs that are directly related to each coal segment along with a portion of costs that are allocated to each segment based on a percent of total labor dollars. For the year ended December 31, 2014 other corporate expenses were $39 million compared to $38 million for the year ended December 31, 2013. The increase of $1 million was primarily due to PA Operations representing a larger portion of total coal labor dollars.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e. rail) used by the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred. Freight expense is offset by freight revenue. The $1 million decrease in freight expense was due to decreased shipments under contracts which CONSOL Energy contractually provides transportation services.
VIRGINIA (VA) OPERATIONS COAL SEGMENT

The VA Operations coal segment principal activities are mining, preparation and marketing of low metallurgical coal to metal and coke producers. The segment also includes general and administrative activities as well as various other activities assigned to the VA Operations coal segment but not allocated to each individual mine and are therefore not included in unit cost presentation. For the years ended December 31, 2014 and 2013 the segment included the following mines: Buchanan Mine, Amonate Complex and the corresponding preparation plant facilities. Operations at Amonate Complex were idled in September 2012, but the complex continued to sell coal inventory in 2013.
The VA Operations coal segment contributed $14 million to total Company earnings before income tax for the year ended December 31, 2014 compared to $93 million for the year ended December 31, 2013. The VA Operations coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Years Ended December 31,
	2014	2013	Variance	Percent Change
Company Produced VA Operations Tons Sold (in millions)	4.1	4.9	(0.8)	(16.3%)
Average Sales Price Per VA Operations Ton Sold	$71.80	$92.43	$(20.63)	(22.3%)

Total Operating Costs Per Ton Sold	$45.29	$51.54	$(6.25)	(12.1%)
Total Direct Administrative and Selling Costs Per Ton Sold	1.42	1.24	0.18	14.5%
Total Royalty/Production Taxes Per Ton Sold	4.33	5.50	(1.17)	(21.3%)
Total Depreciation, Depletion and Amortization Costs Per Ton Sold	9.63	8.71	0.92	10.6%
Total Costs Per VA Operations Ton Sold	$60.67	$66.99	$(6.32)	(9.4%)
Average Margin Per VA Operations Ton Sold	$11.13	$25.44	$(14.31)	(56.3%)

VA Operations coal outside sales revenue was $297 million for the year ended December 31, 2014 compared to $450 million for the year ended December 31, 2013. The $153 million decrease was attributable to a $20.63 per ton lower average sales price and a 0.8 million decrease in tons sold. Average sales prices for VA Operations coal decreased in the period-to-period comparison due to the weakening in the global metallurgical coal market. The VA Operations coal segment revenue was also impacted by 3.1 million tons of VA Operations coal being priced on the export market for the year ended December 31, 2014, which was 0.7 million tons lower than the tons sold in the year ended December 31, 2013.
Freight revenue was $1 million for the year ended December 31, 2014 compared to $4 million for the year ended December 31, 2013. The $3 million decrease in freight revenue was due to decreased shipments where CONSOL Energy contractually provides transportation services.

Miscellaneous other income decreased $5 million due to various transactions that occurred throughout both periods, none of which were individually material.

Gain on sale of assets decreased $5 million in the period-to-period comparison primarily due to various asset sales in the year ended December 31, 2013. No such transactions occurred in the year ended December 31, 2014.

Total operating costs and expenses for VA Operations were $251 million for the year ended December 31, 2014, or $75 million lower than the $326 million for the year ended December 31, 2013. Total costs per VA Operations ton sold were $60.67 per ton in the year ended December 31, 2014 compared to $66.99 per ton in the year ended December 31, 2013. The decrease in total dollars and unit costs per VA Operations ton sold was primarily due to lower royalty and production taxes, lower wage and wage related expenses, and a reduction in the number of degas wells drilled. The decreases were related to lower average sales prices and cost control measures that were implemented due to the weak metallurgical coal market. Part of the cost control measures included a decrease in operating shifts at our Buchanan Mine. The mine went from three operating shifts to two operating shifts beginning in May 2014. These improvements were offset, in part, by lower tons sold.

Other Costs And Expenses
Total other costs for VA Operations were $6 million for the year ended December 31, 2014 compared to $8 million for the year ended December 31, 2013. The $2 million decrease was due to the following items:

	For the Years Ended December 31,
	2014	2013	Variance
Idle Mine Costs	6	6	—
Other	—	2	(2)
Total Other Costs	$6	$8	$(2)

•	Idle mine costs are costs related to the temporary idling of the Amonate Complex which remained consistent year over year.

•	Other expense decreased $2 million due to various transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion, and amortization decreased $5 million primarily due to a decrease in assets placed in service in the period-to-period comparison.

General and Administrative costs allocated to the VA Operations coal segment were $9 million for the year ended December 31, 2014 and December 31, 2013. Refer to the discussion of total company general and administrative costs contained in the section "Net Income Attributable to CONSOL Energy Shareholders" of this annual report for a detailed cost explanation.

For the year ended December 31, 2014 other corporate expenses were $9 million compared to $11 million for the year ended December 31, 2013. The decrease of $2 was primarily related to VA Operations representing a smaller portion of total coal labor dollars which is the basis of the allocation.

Freight expense decreased $3 million in the period-to-period comparison due to decreased shipments under contracts which CONSOL Energy contractually provides transportation services.

OTHER COAL SEGMENT

The Other coal segment primarily includes coal terminal operations, idle mine activities and purchased coal activities as well as various other activities not assigned to either PA Operations or VA Operations. The Other coal segment also includes activities related to mining, preparation and marketing of thermal coal to power generators geographically separated from PA Operations. For the year ended December 31, 2014 and 2013 the segment included the Miller Creek Complex.
The Other coal segment had a loss of $30 million before income tax for the year ended December 31, 2014 compared to a loss of $55 million for the year ended December 31, 2013. Other coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Years Ended December 31,
	2014	2013	Variance	Percent Change
Company Produced Other Operations Tons Sold (in millions)	2.2	2.7	(0.5)	(18.5%)
Average Sales Price Per Other Operations Ton Sold	$60.12	$70.22	$(10.10)	(14.4%)

Total Operating Costs Per Ton Sold	$49.54	$47.95	$1.59	3.3%
Total Direct Administration and Selling Costs Per Ton Sold	1.14	1.03	0.11	10.7%
Total Royalty/Production Taxes Per Ton Sold	4.82	7.80	(2.98)	(38.2%)
Total Depreciation, Depletion and Amortization Costs Per Ton Sold	3.33	5.98	(2.65)	(44.3%)
Total Costs Per Other Operations Ton Sold	$58.83	$62.76	$(3.93)	(6.3%)
Average Margin Per Other Operations Ton Sold	$1.29	$7.46	$(6.17)	(82.7%)
Other coal outside sales revenue was $129 million for the year ended December 31, 2014 compared to $188 million for the year ended December 31, 2013. The $59 million decrease was attributable to a 0.5 million decrease in tons sold in 2014 and a $10.10 per ton lower average sales price. The lower average coal sales price in the 2014 period was the result of the roll-off of some higher-priced legacy sales contracts.

Purchased coal sales consist of revenues from processing third-party coal in our preparation plants for blending purposes to meet customer coal specifications and coal purchased from third parties and sold directly to our customers. The revenues were $9 million for the year ended December 31, 2014 compared to $23 million for the year ended December 31, 2013. The $14 million decrease in the period-to-period comparison was due to lower volumes of coal that needed to be purchased to fulfill various contracts.

Other outside sales revenue for the Other coal segment consist of revenues from our coal terminal operations. Coal terminal operations sales revenues decreased $2 million in the period-to-period comparison primarily due to a decrease in thru-put volumes in the current year.

Freight revenue was $10 million for the year ended December 31, 2014 compared to $13 million for the year ended December 31, 2013. The $3 million decrease in freight revenue was due to decreased shipments where CONSOL Energy contractually provides transportation services.

Miscellaneous other income was $101 million for the year ended December 31, 2014 compared to $50 million for the year ended December 31, 2013. The $51 million increase was due to the following items:

	For the Years Ended December 31,
	2014	2013	Variance
Rental Income	$42	$1	$41
Land Rental Income	9	5	4
Royalty Income	20	17	3
Equity in Earnings of Affiliates	19	18	1
Other	11	9	2
Total Miscellaneous Other Income	$101	$50	$51

•	Rental income increased $41 million primarily due to equipment subleased to a third-party. These arrangements began in December 2013.

•
Land rental income primarily consists of income related to the sale of right of ways on property that CONSOL Energy owns. The $4 million increase was due to an increase in land activity in the period-to-period comparison.

•	Royalty income increased $3 million due to various transactions that occurred throughout both periods, none of which were individually material.

•	Equity in earnings of affiliates increased $1 million due to various transactions completed by our equity partners, none of which were individually material.

•	Other increased $2 million due to various activities that occurred in the current period, none of which were individually material.

Gain on sale of assets was $28 million for the year ended December 31, 2014 compared to $41 million for the year ended December 31, 2013. The decrease of $13 million was primarily due to various asset sales that occurred in both periods. See Note 3 - Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Other Costs And Expenses
Other coal segment other costs were $151 million for the year ended December 31, 2014 compared to $164 million for the year ended December 31, 2013. The decrease of $13 million was due to the following items:

	For the Years Ended December 31,
	2014	2013	Variance
Purchased Coal	$14	$43	$(29)
Closed and Idle Mines	55	67	(12)
Coal Terminal Operations	25	31	(6)
Coal Reserve Holding Costs	11	11	—
Lease Rental Expense	30	—	30
Other	16	12	4
Total Other Costs	$151	$164	$(13)

•	Purchased coal costs decreased $29 million due to lower volumes of coal that needed to be purchased to fulfill various contracts.

•
Closed and idle mine costs decreased approximately $12 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. This was due to a $14 million decrease in the asset retirement obligation, primarily at the Fola Mining Complex. The decrease was offset, in part, by a $2 million increase in various changes in the operational status of other mines, between idled and operating throughout both periods, none of which were individually material.

•	Coal terminal operations costs decreased $6 million due to decreased thru-put volumes in the current year.

•	Coal reserve holding costs which primarily consists of property and other taxes, remained consistent in the period-to-period comparison.

•	Lease rental expense increased $30 million primarily due to equipment leases that were subleased to a third-party. The third-party subleases began in December 2013.

•	Other expenses related to the Other Coal segment increased $4 million due to various transactions that occurred throughout both periods, none of which were individually material.

Direct Administrative expense is primarily made up of labor and benefits and consulting expenses that relate to coal terminal operations and idle mine locations. Direct Administrative expense decreased $10 million in the period-to-period comparison due to less resources being allocated to idle mine locations in the current period.

Royalty and production taxes decreased $1 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion, and amortization increased $1 million primarily due to additional assets placed in service in the period-to-period comparison.

General and Administrative costs allocated to the Other coal segment were $10 million for the year ended December 31, 2014 compared to $8 million for the year ended December 31, 2013. Refer to the discussion of total company general and administrative costs contained in the section "Net Income Attributable to CONSOL Energy Shareholders" of this annual report for a detailed cost explanation.

For the years ended December 31, 2014 and December 31, 2013, other corporate expenses remained consistent at $7 million.

Freight expense decreased $3 million in the period-to-period comparison due to decreased shipments under contracts which CONSOL Energy contractually provides transportation services.

OTHER DIVISION ANALYSIS for the year ended December 31, 2014 compared to the year ended December 31, 2013:
The other division includes activity from the sales of industrial supplies and various other corporate activities that are not allocated to the E&P or coal divisions. The other segment had a loss before income tax of $414 million for the year ended December 31, 2014 compared to a loss before income tax of $297 million for the year ended December 31, 2013. The other division also includes total company income tax expense of $14 million for the year ended December 31, 2014 compared to an income tax benefit of $33 million for the year ended December 31, 2013.

	For the Years Ended December 31,
	2014	2013	Variance	Percent Change
Sales—Outside	$235	$217	$18	8.3%
Other Income	2	15	(13)	(86.7)%
(Loss) on Sale of Assets	(31)	—	(31)	(100.0)%
Total Revenue	206	232	(26)	(11.2)%
Miscellaneous Operating Expense	308	315	(7)	(2.2)%
Depreciation, Depletion & Amortization	2	3	(1)	(33.3)%
Loss on Debt Extinguishment	95	—	95	100.0%
Interest Expense	215	211	4	1.9%
Total Costs	620	529	91	17.2%
Loss Before Income Tax	(414)	(297)	(117)	(39.4)%
Income Tax	14	(33)	47	142.4%
Net Loss	$(428)	$(264)	$(164)	(62.1)%
Outside sales revenue from the other division was $235 million for the year ended December 31, 2014 compared to $217 million for the year ended December 31, 2013. The increase was related to higher sales volumes from our industrial supplies subsidiary which was sold in December 2014. See Note 3 - Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details.
Other income of $2 million was recognized for the year ended December 31, 2014 compared to $15 million for the year ended December 31, 2013. The $13 million decrease was primarily due to the following items:

	For the Years Ended December 31,
	2014	2013	Variance
Pennsylvania Turnpike Settlement	$—	$9	$(9)
Interest Income	2	4	(2)
Equity in Earnings of Affiliates	(1)	1	(2)
Other	1	1	—
Total Other Income	$2	$15	$(13)

•	Pennsylvania Turnpike Settlement relates to mediation with the PA Turnpike Commission that was settled for $9 million in 2013.

•	Interest Income decreased $2 million due to various transactions that occurred throughout both periods, none of which were individually material.

•	Equity in Earnings of Affiliates decreased $2 million due to various transactions that occurred throughout both periods, none of which were individually material.

•	Other remained consistent in the period to period comparison.

Total costs in the other segment include interest expense, transaction and financing fees and various other miscellaneous corporate charges. Total other costs were $620 million for the year ended December 31, 2014 compared to $529 million for the year ended December 31, 2013. Other corporate costs increased due to the following items:

	For the Years Ended December 31,
	2014	2013	Variance
Loss on Debt Extinguishment	$95	$—	$95
Industrial Supplies	231	215	16
Long-Term Liability Plan Changes	10	—	10
Interest Expense	215	211	4
Revolver Modification Fees	3	—	3
Bank Fees	19	18	1
Corporate Initiative Fees and Other Legal Charges	10	15	(5)
Pension Settlement	29	39	(10)
CNX Gas Shareholder Settlement	—	20	(20)
Other	8	11	(3)
Total Costs	$620	$529	$91

•
Loss on Debt Extinguishment of $95 million was recognized in the year ended December 31, 2014 related to the early extinguishment of debt due to the purchase of all of the 8.00% senior notes that were due in 2017 at an average premium of 1.04%, and the partial purchase of the 8.25% senior notes that were due in 2020 at an average premium of 1.075%. No such transactions occurred in the prior period.

•
Industrial supplies costs represent costs from our industrial supplies subsidiary which was sold in December 2014. See Note 3 - Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details. The $16 million increase in costs was due to higher sales volumes in the current period along with various changes in inventory costs, none of which were individually material.

•
Long-Term Liability Plan Changes include $36 million of income as a result of amendments to the pension and OPEB plans, which were adopted during the third quarter of 2014, offset by $46 million of expense for cash payments made to active employees related to changes in the OPEB plan. See Note 16—Pension and Other Postretirement Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details related to the total Company expense.

•
Interest Expense increased $4 million in the period-to-period comparison primarily due to the decrease in capitalized interest related to the Harvey Mine going into production in 2014. The increase was offset, in part, by the IRS audit resolution causing a reduction to anticipated interest (See Note 7 - Income Taxes of the Notes to the Audited Consolidated Financial Statements of this Form 10-K), the early payoff of the 2017 bonds and partial purchase of the 2020 bonds. The decrease in interest expense also related to the additional bonds, due 2022, issued in April 2014 and August 2014 which have a lower interest rate than the 2017 and the 2020 bonds.

•	Revolver modification fees resulted in a $3 million acceleration of previously deferred financing fees.

•	Bank fees increased $1 million primarily due to various transactions that occurred throughout both periods, none of which were individually material.

•
Corporate initiative fees and other legal charges reflect various fees for services related to corporate initiatives to evaluate structure changes and various asset sales. These fees also include legal charges related to land title issues raised by our joint venture partners and the CNX Gas shareholder settlement case. The $5 million decrease was due to various transactions that occurred in both periods, none of which were individually material. See Note 11 - Property, Plant, and Equipment and Note 24 - Commitments and Contingencies of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

•
Pension settlement expense is required when the lump sum distributions made for a given plan year exceed the total of the service and interest costs for that same plan year. Settlement accounting was triggered in both periods. See Note 16 - Pension and Other Post-Employment Benefit Plans in the Notes to the Audited Consolidated Financial Statements of this Form 10-K for additional detail.

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

•	Various other corporate expenses decreased $3 million due to various transactions that occurred throughout both periods, none of which were individually material.

Income Taxes:
The effective income tax rate from continuing operations was 7.8% for the year ended December 31, 2014 compared to (72.0)% for the year ended December 31, 2013. The effective rates for the years ended December 31, 2014 and 2013 were calculated using the annual effective rate projections on recurring earnings and include tax liabilities related to certain discrete transactions. For the year ended December 31, 2014, CONSOL Energy recognized certain tax benefits as a result of changes in estimates related to a prior-year tax provision. That resulted in a benefit of $10 million related to increased percentage depletion deductions, offset, in part, by $1 million of tax expense due to changes in the Domestic Production Activities Deduction. Also, the Internal Revenue Service issued its audit report relating to the examination of CONSOL Energy’s 2008 and 2009 U.S. income tax returns during the year ended December 31, 2014. The result of these findings was a change in timing of certain tax deductions which increased the tax benefit of percentage depletion by $7 million. See Note 7-Income Taxes in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

	For the Years Ended December 31,
	2014	2013	Variance	Percent Change
Total Company Earnings Before Income Tax	$183	$46	$137	297.3%
Income Tax Expense	$14	$(33)	$47	(141.6)%
Effective Income Tax Rate	7.8%	(72.0)%	79.8%

Results of Operations: Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012
Net Income Attributable to CONSOL Energy Shareholders
CONSOL Energy reported net income attributable to CONSOL Energy shareholders of $660 million, or $2.87 per diluted share, for the year ended December 31, 2013. Net income attributable to CONSOL Energy shareholders was $388 million, or $1.70 per diluted share, for the year ended December 31, 2012. The breakdown of net income attributable to CONSOL Energy shareholders is as follows:

	For the Years Ended December 31,
(Dollars in millions, except per share data)	2013	2012	Variance
Income from Continuing Operations	$79	$318	$(239)
Income from Discontinued Operations, net	580	70	510
Net Income	659	388	271
Less: Net Loss Attributable to Noncontrolling Interests	(1)	—	(1)
Net Income Attributable to CONSOL Energy Shareholders	$660	$388	$272

Income from Continuing Operations	$0.35	$1.39	$(1.04)
Income from Discontinued Operations	2.52	0.31	2.21
Total Dilutive Earnings Per Share	$2.87	$1.70	$1.17

The total Exploration and Production (E&P) division includes Marcellus, Utica, coalbed methane (CBM), and other gas. The total E&P division contributed a loss of $2 million before income tax for the year ended December 31, 2013 compared to $39 million of earnings before income tax for the year ended December 31, 2012. Total gas production was 172.4 Bcfe for the year ended December 31, 2013 compared to 156.3 Bcfe for the year ended December 31, 2012.

The following table presents a breakout of net liquid and natural gas sales information to assist in the understanding of the Company’s production and sales portfolio:

	For the Years Ended December 31,
in thousands (unless noted)	2013	2012	Variance	Change
LIQUIDS
NGLs:
Sales Volume (MMcfe)	2,628	610	2,018	330.8%
Sales Volume (Mbbls)	438	102	336	329.4%
Gross Price ($/Bbl)	$53.76	$52.32	$1.44	2.8%
Gross Revenue	$23,541	$5,314	$18,227	343.0%

Oil:
Sales Volume (MMcfe)	634	600	34	5.7%
Sales Volume (Mbbls)	106	100	6	6.0%
Gross Price ($/Bbl)	$89.58	$92.58	$(3.00)	(3.2)%
Gross Revenue	$9,471	$9,252	$219	2.4%

Condensate:
Sales Volume (MMcfe)	382	63	319	506.3%
Sales Volume (Mbbls)	64	11	53	481.8%
Gross Price ($/Bbl)	$81.06	$78.84	$2.22	2.8%
Gross Revenue	$5,156	$823	$4,333	526.5%

GAS
Sales Volume (MMcf)	168,737	155,052	13,685	8.8%
Sales Price ($/Mcf)	$3.72	$2.94	$0.78	26.5%
Hedging Impact ($/Mcf)	$0.45	$1.22	$(0.77)	(63.1)%
Gross Revenue	$702,700	$645,053	$57,647	8.9%

The average sales price and average costs for all active gas operations were as follows:

	For the Years Ended December 31,
	2013	2012	Variance	Percent Change
Average Sales Price (per Mcfe)	$4.30	$4.22	$0.08	1.9%
Average Costs (per Mcfe)	3.51	3.37	0.14	4.2%
Margin	$0.79	$0.85	$(0.06)	(7.1)%

Total E&P division outside sales revenues were $741 million for the year ended December 31, 2013 compared to $659 million for the year ended December 31, 2012. The increase was primarily due to the 10.3% increase in total volumes sold, along with a 1.9% increase in average price per Mcfe. The increase in average sales price was the result of an increase in general market prices and the increase in sales of natural gas liquids and condensate. The increase was offset, in part, by various gas swap transactions that occurred throughout both periods. The gas swap transactions qualify as financial cash flow hedges that exist parallel to the underlying physical transactions. These financial hedges represented approximately 84.3 Bcf of our produced gas sales volumes for the year ended December 31, 2013 at an average gain of $0.89 per Mcf. These financial hedges represented approximately 76.9 Bcf of our produced gas sales volumes for the year ended December 31, 2012 at an average gain of $2.47 per Mcf.

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

The coal division includes Pennsylvania (PA) operations, Virginia (VA) operations and other coal. The total coal division contributed $348 million of earnings before income tax for the year ended December 31, 2013 compared to $610 million for the year ended December 31, 2012. The total coal division sold 28.8 million tons of coal produced from CONSOL Energy mines, for the year ended December 31, 2013 compared to 27.6 million tons for the year ended December 31, 2012.
The average sales price and average cost of goods sold per ton for continuing coal operations were as follows:

	For the Years Ended December 31,
	2013	2012	Variance	Percent Change
Average Sales Price per ton sold	$69.34	$77.75	$(8.41)	(10.8)%
Average Costs of Goods Sold per ton	50.78	53.98	(3.20)	(5.9)%
Margin	$18.56	$23.77	$(5.21)	(21.9)%

The lower average sales price per ton sold reflects a decrease in the global metallurgical coal markets. The coal division priced 8.0 million tons on the export market for the year ended December 31, 2013 compared to 7.5 million tons at an average for the year ended December 31, 2012. All other tons were sold on the domestic market.

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

The other division includes industrial supplies activity, income taxes and other business activities not assigned to the E&P or coal division.
General and Administrative costs are allocated between divisions (E&P, Coal and Other) based primarily on percentage of total revenue and percentage of total projected capital expenditures. General and Administrative costs are excluded from the E&P and Coal unit costs above. Total General and Administrative costs were made up of the following items:

	For the Years Ended December 31,
	2013	2012	Variance	Percent Change
Continuing Operations General and Administrative Expenses	$80	$77	$3	3.9%
Discontinued Operations General and Administrative Expenses	39	56	(17)	(30.4)%
Total Company General and Administrative Expense	$119	$133	$(14)	(10.5)%

Overall, total Company General and Administrative Expenses decreased $14 million in the period-to-period comparison. This was primarily due to a $17 million decrease in employee wages and related expenses, attributable to fewer employees as a result of the 2012 Voluntary Severance Incentive Plan. Total other post-employment benefit (OPEB) expenses were also lower in the period-to-period comparison, related to changes in the discount rates and other assumptions. The remaining $3 million change related to various transactions that occurred throughout both periods, none of which were individually significant.

Total Company long-term liabilities for continuing operations, such as OPEB, the salary retirement plan, workers' compensation and long-term disability are actuarially calculated for the Company as a whole. The expenses are then allocated to operational units based on active employee counts or active salary dollars. Total CONSOL Energy continuing operations expense related to our actuarial liabilities was $152 million for the year ended December 31, 2013 compared to $135 million for the year ended December 31, 2012. The increase of $17 million for total CONSOL Energy continuing operations expense was primarily due to required pension settlement accounting which resulted in $39 million of expense. Pension settlement expenses were required when lump sum distributions made for the 2013 plan year exceeded the total of the service cost and interest cost for the 2013 plan year. The pension settlement was not allocated to individual operating segments and is therefore not included in unit costs presented for E&P or coal. This was offset, in part, due to a modification of the salaried post-employment benefit plan, which required a remeasurement at March 31, 2012. See Note 16 - Pension and Other Post-Employment Benefit Plans and Note 17 - Coal Workers' Pneumoconiosis (CWP) and Workers' Compensation Net Periodic Benefit Costs in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional detail of the total Company expense increase.

TOTAL E&P DIVISION ANALYSIS for the year ended December 31, 2013 compared to the year ended December 31, 2012:
The E&P division had a loss before income tax of $2 million for the year ended December 31, 2013 compared to earnings before income tax of $39 million for the year ended December 31, 2012. Variances by individual E&P segment are discussed below.

	For the Year Ended					Difference to Year Ended
	December 31, 2013					December 31, 2012
	Marcellus	Utica	CBM	Other Gas	Total Gas	Marcellus	Utica	CBM	Other Gas	Total Gas
Sales:
Produced	$252	$4	$336	$146	$738	$118	$4	$(42)	$1	$81
Related Party	—	—	3	—	3	—	—	1	—	1
Total Outside Sales	252	4	339	146	741	118	4	(41)	1	82
Gas Royalty Interest	—	—	—	63	63	—	—	—	13	13
Purchased Gas	—	—	—	7	7	—	—	—	4	4
Other Income	—	—	—	58	58	—	—	—	1	1
Total Revenue and Other Income	252	4	339	274	869	118	4	(41)	19	100
Lifting	20	3	37	37	97	8	3	—	(5)	6
Ad Valorem, Severance, and Other Taxes	9	—	9	11	29	5	(1)	(1)	—	3
Gathering	50	—	114	37	201	26	—	8	6	40
Gas Direct Administrative, Selling & Other	26	2	8	13	49	9	1	(6)	(2)	2
Depreciation, Depletion and Amortization	67	3	90	72	232	20	3	3	1	27
General & Administration	—	—	—	39	39	—	—	—	5	5
Gas Royalty Interest	—	—	—	53	53	—	—	—	15	15
Purchased Gas	—	—	—	5	5	—	—	—	2	2
Exploration and Other Costs	—	—	—	61	61	—	—	—	22	22
Other Corporate Expenses	—	—	—	96	96	—	—	—	15	15
Total Exploration and Production Costs	172	8	258	424	862	68	6	4	59	137
Interest Expense	—	—	—	9	9	—	—	—	4	4
Total E&P Segment Costs	172	8	258	433	871	68	6	4	63	141
Earnings (Loss) Before Income Tax	$80	$(4)	$81	$(159)	$(2)	$50	$(2)	$(45)	$(44)	$(41)

MARCELLUS GAS SEGMENT
The Marcellus segment contributed $80 million to the total Company earnings before income tax for the year ended December 31, 2013 compared to $30 million for the year ended December 31, 2012.

	For the Years Ended December 31,
	2013	2012	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	55.0	35.9	19.1	53.2%
NGLs Sales Volumes (Bcfe)*	2.5	0.6	1.9	316.7%
Condensate Sales Volumes (Bcfe)*	0.3	—	0.3	100.0%
Total Marcellus Gas Sales Volumes (Bcfe)*	57.8	36.5	21.3	58.4%

Average Sales Price - Gas (Mcf)	$3.77	$2.89	$0.88	30.4%
Hedging Impact - Gas (Mcf)	$0.32	$0.69	$(0.37)	(53.6)%
Average Sales Price - NGLs (Mcfe)*	$9.09	$8.68	$0.41	4.7%
Average Sales Price - Condensate (Mcfe)*	$13.73	$13.54	$0.19	1.4%

Total Average Marcellus sales (per Mcfe)	$4.35	$3.68	$0.67	18.2%
Average Marcellus lifting costs (per Mcfe)	$0.35	$0.34	$0.01	2.9%
Average Marcellus ad valorem, severance, and other taxes (per Mcfe)	$0.16	$0.12	$0.04	33.3%
Average Marcellus gathering costs (per Mcfe)	$0.86	$0.67	$0.19	28.4%
Average Marcellus direct administrative and selling (per Mcfe)	$0.45	$0.46	$(0.01)	(2.2)%
Average Marcellus depreciation, depletion and amortization costs (per Mcfe)	$1.16	$1.30	$(0.14)	(10.8)%
Total Average Marcellus costs (per Mcfe)	$2.98	$2.89	$0.09	3.1%
Average Margin for Marcellus (per Mcfe)	$1.37	$0.79	$0.58	73.4%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas,which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment sales revenues were $252 million for the year ended December 31, 2013 compared to $134 million for the year ended December 31, 2012. The $118 million increase was primarily due to a 58.4% increase in total volumes sold, and an 18.2% increase in total average sales prices in the period-to-period comparison. The increase in sales volumes was primarily due to additional wells coming on-line from our on-going drilling program. The increase in Marcellus total average sales price was the result of the $0.88 per Mcf increase in gas market prices, along with an uplift from an additional 2.2 Bcfe, or $0.16 per Mcf, of natural gas liquids and condensate sales volumes. The increase was offset, in part, by a $0.37 per Mcf decrease resulting from various transactions relating to our hedging program. These financial hedges represented approximately 21.6 Bcf of our produced Marcellus gas sales volumes for the year ended December 31, 2013 at an average gain of $0.81 per Mcf. For the year ended December 31, 2012, these financial hedges represented 12.4 Bcf at an average gain of $1.99 per Mcf.

Total costs for the Marcellus segment were $172 million for the year ended December 31, 2013 compared to $104 million for the year ended December 31, 2012. The increase in total dollars and unit costs for the Marcellus segment was due to the following items:

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

•Marcellus gathering costs were $50 million for the year ended December 31, 2013 compared to $24 million for the year ended December 31, 2012. Total dollars increased due to an increase in processing fees associated with natural gas liquids, which resulted in an increase in average unit costs. Higher firm transportation costs also resulted in an increase on unit costs. The impact on average unit costs from these increases was offset, in part, by higher sales volumes.

•Marcellus direct administrative, selling and other costs were $26 million for the year ended December 31, 2013 compared to $17 million for the year ended December 31, 2012. Direct administrative, selling and other costs attributable to the total E&P segment are allocated to the individual E&P segments based on a combination of production and employee counts. The increase in direct administrative, selling & other costs was primarily due to Marcellus volumes representing a larger proportion of CONSOL Energy's total gas sales volumes. The impact on average unit costs from the increase in direct administrative costs was offset by higher sales volumes.

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

UTICA GAS SEGMENT

The Utica segment had a loss before income tax of $4 million for the year ended December 31, 2013 compared to a loss before income tax of $2 million for the year ended December 31, 2012.

	For the Years Ended December 31,
	2013	2012	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	0.5	—	0.5	100.0%
NGL Sales Volumes (Bcfe)*	0.1	—	0.1	100.0%
Condensate Sales Volumes (Bcfe)*	0.1	—	0.1	100.0%
Total Utica Sales Volumes (Bcfe)*	0.7	—	0.7	100.0%

Average Sales Price - Gas (Mcf)	$3.83	$—	$3.83	100.0%
Average Sales Price - NGL (Mcfe)*	$6.09	$—	$6.09	100.0%
Average Sales Price - Condensate (Mcfe)*	$12.78	$—	$12.78	100.0%

Total Average Utica sales price (per Mcfe)	$5.80	$11.02	$(5.22)	(47.4)%
Average Utica lifting costs (per Mcfe)	$3.47	$6.62	$(3.15)	(47.6)%
Average Utica ad valorem, severance, and other taxes (per Mcfe)	$(0.67)	$24.72	$(25.39)	(102.7)%
Average Utica gathering costs (per Mcfe)	$0.53	$—	$0.53	100.0%
Average Utica direct administrative and selling (per Mcfe)	$2.79	$38.34	$(35.55)	(92.7)%
Average Utica depreciation, depletion and amortization costs (per Mcfe)	$4.96	$(0.03)	$4.99	16,633.3%
Total Average Utica costs (per Mcfe)	$11.08	$69.65	$(58.57)	(84.1)%
Average Margin for Utica (per Mcfe)	$(5.28)	$(58.63)	$53.35	91.0%
*NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil and natural gas,which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

A per unit analysis of the Utica segment is not meaningful due to less than 0.1 Bcfe of production in the prior period.

COALBED METHANE (CBM) GAS SEGMENT
The CBM segment contributed $81 million to the total Company earnings before income tax for the year ended December 31, 2013 compared to $126 million for the year ended December 31, 2012.

	For the Years Ended December 31,
	2013	2012	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	82.9	88.2	(5.3)	(6.0)%

Average Sales Price - Gas (Mcf)	$3.69	$2.88	$0.81	28.1%
Hedging Impact - Gas (Mcf)	$0.40	$1.44	$(1.04)	(72.2)%

Total Average CBM sales price (per Mcf)	$4.09	$4.32	$(0.23)	(5.3)%
Average CBM lifting costs (per Mcf)	$0.44	$0.42	$0.02	4.8%
Average CBM ad valorem, severance, and other taxes (per Mcf)	$0.10	$0.12	$(0.02)	(16.7)%
Average CBM gathering costs (per Mcf)	$1.37	$1.21	$0.16	13.2%
Average CBM direct administrative and selling (per Mcf)	$0.10	$0.16	$(0.06)	(37.5)%
Average CBM depreciation, depletion and amortization costs (per Mcf)	$1.10	$0.98	$0.12	12.2%
Total Average CBM costs (per Mcf)	$3.11	$2.89	$0.22	7.6%
Average Margin for CBM (per Mcf)	$0.98	$1.43	$(0.45)	(31.5)%

CBM sales revenues were $339 million in the year ended December 31, 2013 compared to $380 million for the year ended December 31, 2012. The $41 million decrease was primarily due to a 6.0% decrease in total volumes sold and a 5.3% decrease in total average sales price per Mcf. CBM sales volumes decreased 5.3 Bcf for the year ended December 31, 2013 compared to the 2012 period primarily due to normal well declines without a corresponding amount of additional wells drilled. The decrease in wells drilled was due to the Company's current focus on Marcellus and Utica production. The CBM total average sales price decreased $0.23 per Mcf primarily due to a $1.04 per Mcf decrease resulting from various transactions relating to our hedging program. Financial hedges represented approximately 48.3 Bcf of our produced CBM gas sales volumes for the year ended December 31, 2013 at an average gain of $0.69 per Mcf. For the year ended December 31, 2012, these financial hedges represented 45.8 Bcf at an average gain of $2.76 per Mcf. The decrease was offset, in part, by a $0.81 per Mcf increase in average gas market prices.

Total costs for the CBM segment were $258 million for the year ended December 31, 2013 compared to $254 million for the year ended December 31, 2012. The increase in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lifting costs were $37 million for the year ended December 31, 2013 and December 31, 2012. The increase in unit costs was due to the decrease in gas sales volumes.

•CBM ad valorem, severance and other taxes were $9 million for the year ended December 31, 2013 compared to $10 million for the year ended December 31, 2012. The decrease of $1 million was primarily due to a reassessment of our ad valorem taxes paid to Tazewell County, Virginia resulting in a refund. The decrease was offset, in part, by an increase in severance tax expense resulting from the increase in average sales price, without the impact of hedging, as described above.

•CBM gathering costs were $114 million for the year ended December 31, 2013 compared to $106 million for the year ended December 31, 2012. The increase in total dollars and average per unit costs was due to increased compression costs, increased power fees, and increased pipeline and road maintenance. Unit costs were also negatively impacted by the decrease in gas sales volumes.

•CBM direct administrative, selling and other costs were $8 million for the year ended December 31, 2013 compared to $14 million for the year ended December 31, 2012. Direct administrative, selling & other costs attributable to the total E&P segment were allocated to the individual E&P segments based on a combination of production and employee counts. The decrease in direct administrative, selling & other costs was primarily due to reduced direct administrative labor and CBM volumes representing a smaller proportion of CONSOL Energy's total gas sales volumes. Improvements in unit costs were offset, in part, by the decrease in gas sales volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $90 million for the year ended December 31, 2013 compared to $87 million for the year ended December 31, 2012. There was approximately $62 million, or $0.77 per unit-of-production, of depreciation, depletion and amortization related to CBM gas and related well equipment that was reflected on a units-of-production method of depreciation in the year ended December 31, 2013. The production portion of depreciation, depletion and amortization was $60 million, or $0.67 per unit-of-production in the year ended December 31, 2012. There was approximately $28 million, or $0.33 per Mcf of depreciation, depletion and amortization related to gathering and other equipment reflected on a straight line basis for the year ended December 31, 2013. The non-production related depreciation, depletion and amortization was $27 million, or $0.31 per Mcf for the year ended December 31, 2012.

OTHER GAS SEGMENT

The other gas segment had a loss before income taxes of $159 million for the year ended December 31, 2013 compared to a loss before income tax of $115 million for the year ended December 31, 2012.

	For the Years Ended December 31,
	2013	2012	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	30.3	31.0	(0.7)	(2.3)%
Oil Sales Volumes (Bcfe)*	0.6	0.6	—	—%
Total Other Sales Volumes (Bcfe)*	30.9	31.6	(0.7)	(2.2)%

Average Sales Price - Gas (Mcf)	$3.70	$3.12	$0.58	18.6%
Hedging Impact - Gas (Mcf)	$0.81	$1.24	$(0.43)	(34.7)%
Average Sales Price - Oil (Mcfe)*	$14.78	$15.62	$(0.84)	(5.4)%

Total Average Other sales price (per Mcfe)	$4.72	$4.57	$0.15	3.3%
Average Other lifting costs (per Mcfe)	$1.21	$1.30	$(0.09)	(6.9)%
Average Other ad valorem, severance, and other taxes (per Mcfe)	$0.36	$0.34	$0.02	5.9%
Average Other gathering costs (per Mcfe)	$1.19	$0.95	$0.24	25.3%
Average Other direct administrative and selling (per Mcfe)	$0.41	$0.49	$(0.08)	(16.3)%
Average Other depreciation, depletion and amortization costs (per Mcfe)	$2.22	$2.15	$0.07	3.3%
Total Average Other costs (per Mcfe)	$5.39	$5.23	$0.16	3.1%
Average Margin for Other (per Mcfe)	$(0.67)	$(0.66)	$(0.01)	(1.5)%

*Oil is converted to Mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil and natural gas,which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The other gas segment includes activity not assigned to the Marcellus, Utica, or CBM segments. This segment includes purchased gas activity, gas royalty interest activity, exploration and other costs, other corporate expenses, and miscellaneous operational activity not assigned to a specific E&P division.
Other gas sales volumes are primarily related to shallow oil and gas production as well as Upper Devonian Shale in Pennsylvania and West Virginia. Revenue from these operations was approximately $146 million for the year ended December 31, 2013 and $145 million for the year ended December 31, 2012. Total costs related to these other sales were $170 million for the year ended December 31, 2013 and $170 million for the year ended December 31, 2012.
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

	For the Years Ended December 31,
	2013	2012	Variance	Percent Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	15.3	18.0	(2.7)	(15.0)%
Average Sales Price per thousand cubic feet	$4.13	$2.74	$1.39	50.7%

Purchased gas sales volumes represent volumes of gas sold at market prices that were purchased from third-party producers. Purchased gas sales revenues were $7 million for the year ended December 31, 2013 compared to $3 million for the year ended December 31, 2012.

	For the Years Ended December 31,
	2013	2012	Variance	Percent Change
Purchased Gas Sales Volumes (in billion cubic feet)	1.6	1.1	0.5	45.5%
Average Sales Price per thousand cubic feet	$4.12	$3.03	$1.09	36.0%

Other income was $58 million for the year ended December 31, 2013 compared to $57 million for the year ended December 31, 2012. The $1 million increase was due to various transactions that occurred throughout both periods, none of which were individually material.
General and Administrative costs are allocated to the total E&P segment based on percentage of total revenue and percentage of total projected capital expenditures. Costs were $39 million for the year ended December 31, 2013 and $34 million for the year ended December 31, 2012. Refer to the discussion of total company general and administrative costs contained in the section "Net Income Attributable to CONSOL Energy Shareholders" of this annual report for a detailed cost explanation.
Royalty interest gas costs represent the costs related to the portion of production belonging to royalty interest owners sold by the CONSOL Energy E&P segment. Royalty interest gas costs were $53 million for the year ended December 31, 2013 compared to $38 million for the year ended December 31, 2012. The changes in market prices, contractual differences among leases, and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	For the Years Ended December 31,
	2013	2012	Variance	Percent Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	15.3	18.0	(2.7)	(15.0)%
Average Cost per thousand cubic feet sold	$3.47	$2.16	$1.31	60.6%

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

	For the Years Ended December 31,
	2013	2012	Variance	Percent Change
Purchased Gas Volumes (in billion cubic feet)	1.6	1.1	0.5	45.5%
Average Cost per thousand cubic feet sold	$3.05	$2.44	$0.61	25.0%

Exploration and other costs were $61 million for the year ended December 31, 2013 compared to $39 million for the year ended December 31, 2012. The $22 million increase in costs is primarily related to the following items:

	For the Years Ended December 31,
	2013	2012	Variance	Percent Change
Marcellus Title Defects	$23	$4	$19	475.0%
Dry Hole Expense	9	3	6	200.0%
Land Rentals	6	6	—	—%
Seismic Activity	2	2	—	—%
Lease Expiration Costs	10	15	(5)	(33.3)%
Other	11	9	2	22.2%
Total Exploration and Production Related Other Costs	$61	$39	$22	56.4%

•
CONSOL Energy, working in collaboration with Noble Energy, conceded title defects on acreage which had a book value of $23 million for the year ended December 31, 2013 compared to $4 million for the year ended December 31, 2012.

•	Dry hole costs increased $6 million due to various transactions that occurred throughout both periods, none of which were individually material.

•	Land Rentals remained consistent in the period-to-period comparison.

•	Seismic Activity remained consistent in the period-to-period comparison.

•
Lease expiration costs relate to locations where CONSOL Energy allowed the primary term lease to expire because of unfavorable drilling economics. The $5 million decrease was due to fewer lease expirations in the 2013 period when compared with the 2012 period.

•	Other expenses increased $2 million due to various transactions that occurred throughout both periods, none of which were individually material.
Other corporate expenses were $96 million for the year ended December 31, 2013 compared to $81 million for the year ended December 31, 2012. The $15 million increase in the period-to-period comparison was made up of the following items:

	For the Years Ended December 31,
	2013	2012	Variance	Percent Change
Unutilized firm transportation	$36	$16	$20	125.0%
Stock-based compensation	24	18	6	33.3%
Bank fees	7	7	—	—%
Litigation Settlements	3	5	(2)	(40.0)%
Short-term incentive compensation	20	26	(6)	(23.1)%
Other	6	9	(3)	(33.3)%
Total Other Corporate Expenses	$96	$81	$15	18.5%

•
Unutilized firm transportation costs represent pipeline transportation capacity the gas segment has obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for natural gas liquids. The $20 million increase was due to increased firm transportation capacity which has not been utilized by active operations.

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

•	Bank Fees remained consistent in the period-to-period comparison.

•	Litigation settlements decreased $2 million due to various transactions that occurred throughout both periods, none of which were individually material.

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

TOTAL COAL SEGMENT ANALYSIS - CONTINUING OPERATIONS for the year ended December 31, 2013 compared to the year ended December 31, 2012:
The coal segment contributed $348 million of earnings before income tax from continuing operations in the year ended December 31, 2013 compared to $610 million in the year ended December 31, 2012. Variances by individual coal segment are discussed below.

	For the Year Ended				Difference to Year Ended
	December 31, 2013				December 31, 2012
	Pennsylvania Operations	Virginia Operations	Other Coal	Total Coal	Pennsylvania Operations	Virginia Operations	Other Coal	Total Coal
Sales:
Produced Coal	$1,357	$450	$188	$1,995	$33	$(56)	$(134)	$(157)
Purchased Coal	—	—	23	23	—	—	6	6
Total Outside Sales	1,357	450	211	2,018	33	(56)	(128)	(151)
Other Outside Sales	—	—	43	43	—	—	(4)	(4)
Freight Revenue	18	4	13	35	(33)	(32)	(7)	(72)
Miscellaneous Other Income	6	5	50	61	(6)	1	(3)	(8)
Gain on Sale of Assets	—	5	41	46	—	(8)	(216)	(224)
Total Revenue and Other Income	1,381	464	358	2,203	(6)	(95)	(358)	(459)
Operating Costs and Expenses:
Operating Costs	765	252	134	1,151	80	28	(122)	(14)
Direct Administrative and Selling	27	6	2	35	(3)	—	(4)	(7)
Total Royalty/Production Taxes	55	26	18	99	7	(4)	(17)	(14)
Depreciation, Depletion and Amortization	120	42	13	175	5	6	(7)	4
Total Operating Costs and Expenses	967	326	167	1,460	89	30	(150)	(31)
Other Costs and Expenses:
Other Costs	23	8	164	195	(35)	(11)	(52)	(98)
Direct Administrative	1	—	13	14	(1)	—	2	1
Total Royalty/Production Taxes	—	—	3	3	—	—	(1)	(1)
Depreciation, Depletion and Amortization	1	13	38	52	(3)	1	6	4
Total Other Costs and Expenses	25	21	218	264	(39)	(10)	(45)	(94)
General and Administrative Expense	23	9	8	40	(1)	1	(3)	(3)
Other Corporate Expenses	38	11	7	56	6	1	(4)	3
Freight Expense	18	4	13	35	(33)	(32)	(7)	(72)
Total Costs	1,071	371	413	1,855	22	(10)	(209)	(197)
Earnings (Loss) Before Income Taxes	$310	$93	$(55)	$348	$(28)	$(85)	$(149)	$(262)

PENNSYLVANIA (PA) OPERATIONS COAL SEGMENT
The PA Operations coal segment principal activities are mining, preparation and marketing of thermal coal to power generators. The segment also includes general and administrative activities as well as various other activities assigned to the PA Operations coal segment but not allocated to each individual mine and are therefore not included in unit cost presentation. For the years ended December 31, 2013 and 2012 the segment included the following mines: Bailey Mine, Enlow Fork Mine, Harvey Mine and the corresponding preparation plant facilities.
The PA Operations coal segment contributed $310 million to total Company earnings before income tax for the year ended December 31, 2013 compared to $338 million for the year ended December 31, 2012. The PA Operations coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Years Ended December 31,
	2013	2012	Variance	Percent Change
Company Produced PA Operations Tons Sold (in millions)	21.2	19.6	1.6	8.2%
Average Sales Price Per PA Operations Ton Sold	$63.93	$67.67	$(3.74)	(5.5%)

Total Operating Costs Per Ton Sold	$36.13	$35.07	$1.06	3.0%
Total Direct Administration and Selling Costs Per Ton Sold	1.26	1.49	(0.23)	(15.4%)
Total Royalty/Production Taxes Per Ton Sold	2.58	2.43	0.15	6.2%
Total Depreciation, Depletion and Amortization Costs Per Ton Sold	5.58	5.90	(0.32)	(5.4%)
Total Costs Per PA Operations Ton Sold	$45.55	$44.89	$0.66	1.5%
Average Margin Per PA Operations Ton Sold	$18.38	$22.78	$(4.40)	(19.3%)
PA Operations outside sales revenue was $1,357 million for the year ended December 31, 2013 compared to $1,324 million for the year ended December 31, 2012. The $33 million increase was attributable to 1.6 million increase in tons sold offset, in part, by $3.74 per ton lower average sales price. The lower average PA Operations coal sales price in the 2013 period was the result of the renewal of several domestic PA Operations contracts whose pricing was reduced effective January 1, 2013. The PA Operations coal segment revenue was also impacted by 2.0 million tons of PA Operations coal being priced on the export market for the year ended December 31, 2013 compared to 2.1 million tons for the year ended December 31, 2012.
Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e. rail) used by the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is almost completely offset in freight expense. Freight revenue was $18 million for the year ended December 31, 2013 compared to $51 million for the year ended December 31, 2012. The $33 million decrease in freight revenue was due to decreased shipments where CONSOL Energy contractually provides transportation services.

Miscellaneous other income was $6 million for the year ended December 31, 2013 compared to $12 million for the year ended December 31, 2012. The $6 million decrease was due to the following items:

	For the Years Ended December 31,
	2013	2012	Variance
Coal Contract Buyout	$—	$5	$(5)
Rental/Royalty Income	1	4	(3)
Business Interruption Proceeds- Bailey Mine Belt	5	2	3
Other	—	1	(1)
Total Miscellaneous Other Income	$6	$12	$(6)

•
For the year ended December 31, 2012, $5 million of income was related to a coal customer contract buyout. The discontinued contract was a long term contract that created pricing risks for both parties. The parties agreed to an amicable settlement. No such transactions were entered into in the year ended December 31, 2013.

•	Rental/Royalty income decreased $3 million due to various transactions that occurred throughout both periods, none of which were individually material.

•
Business interruption proceeds of $5 million were received in the year ended December 31, 2013 compared to $2 million in the year ended December 31, 2012 related to the 2012 Bailey Belt Conveyor accident.

•	Other income decreased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

Total operating costs and expenses is comprised of changes in PA Operations coal inventory, both volumes and carrying values, and costs of tons sold in the period. The costs per ton sold include items such as direct operating costs, royalty and production taxes, direct administration and selling, and depreciation, depletion, and amortization costs. Total operating costs and expenses for PA Operations were $967 million for the year ended December 31, 2013, or $89 million higher than the $878 million for the year ended December 31, 2012. Total costs per PA Operations ton sold were $45.55 per ton in the year ended December 31, 2013 compared to $44.89 per ton in the year ended December 31, 2012. The increase in total dollars and unit costs were primarily related to a structural failure that occurred on July 27, 2012, at the Bailey Preparation Plant in Southwestern Pennsylvania. The belt system conveys coal from both the Bailey and Enlow Fork Mines to the Bailey Preparation Plant. The incident caused a total of four longwalls to be idled for approximately three weeks, and production to be at approximately 60% for the third quarter of 2012. The mines operated at full capacity for the entire 2013 period.
Other Costs And Expenses
Other costs is comprised of various costs and expenses that are assigned to the PA Operations coal segment but not allocated to each individual mine and therefore not included in unit costs. Other costs was $23 million for the year ended December 31, 2013 compared to $58 million for the year ended December 31, 2012. The change was due to the following items:

	For the Years Ended December 31,
	2013	2012	Variance
Bailey Belt Incident	$—	$42	(42)
Property and Other Taxes	2	7	(5)
Litigation Contingencies	4	—	4
Supplies Expense	9	—	9
Other	8	9	(1)
Total Other Costs	$23	$58	$(35)

•
Bailey Belt incident costs represent expenses related to continued advancement of the mines and on-going projects at the mines that took place during the idles phase when belt reconstruction was occurring and which was not included in active mining costs.

•	Property and other taxes decreased $5 million due to a tax reassessment that occurred in the 2013 period.

•
Litigation Contingencies increased $4 million in the period-to-period comparison due to various items. See Note 24- Commitments and Contingent Liabilities in the Notes to Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details related to total Company expense.

•
Supplies expense increased $9 million primarily due to the 2013 period including additional supplies needed for repairs related to the 2012 Bailey Belt Conveyor accident which was not included in active mining costs.

•	Other expense decreased $1 million due to various items that occurred throughout both periods, none of which were individually material.

Direct Administrative expense is primarily made up of labor and benefits, marketing, and consulting expenses that were allocated to the Harvey Mine while it was in development phase. Direct Administration expense allocated to PA Operations decreased $1 million in the period-to-period comparison due to more labor and benefit costs being allocated in the prior period.

Depreciation, depletion, and amortization decreased $3 million due to a decrease in assets placed in service in the current period.

General and Administrative costs are allocated to each coal segment based upon the activity at the segment determined by their level of operating activity. General and Administrative costs allocated to the PA Operations coal segment were $23 million for the year ended December 31, 2013 compared to $24 million for the year ended December 31, 2012. Refer to the discussion of total company general and administrative costs contained in the section "Net Income Attributable to CONSOL Energy Shareholders" of this annual report for a detailed cost explanation.

Other corporate expense is made up of expenses for stock based compensation and the short-term incentive compensation program. These expenses are made up of costs that are directly related to each coal segment along with a portion of costs that are allocated to each segment based on a percent of total labor dollars. For the year ended December 31, 2013 other corporate expenses were $38 million compared to $32 million for the year ended December 31, 2012. The $6 million increase was primarily due to PA Operations representing a larger portion of total coal labor costs.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e. rail) used by the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred. Freight expense is offset by freight revenue. The $33 million decrease in freight expense was due to decreased shipments under contracts which CONSOL Energy contractually provides transportation services.
VIRGINIA (VA) OPERATIONS COAL SEGMENT

The VA Operations coal segment principal activities are mining, preparation and marketing of low metallurgical coal to metal and coke producers. The segment also includes general and administrative activities as well as various other activities assigned to the VA Operations coal segment but not allocated to each individual mine and are therefore not included in unit cost presentation. For the years ended December 31, 2013 and 2012 the segment included the following mines: Buchanan Mine, Amonate Complex and the corresponding preparation plant facilities. Operations at Amonate Complex were idled in September 2012, but the complex continued to sell coal inventory in 2013.
The VA Operations coal segment contributed $93 million to total Company earnings before income tax in the year ended December 31, 2013 compared to $178 million in the year ended December 31, 2012. The VA Operations coal revenue and cost components on a per ton basis for these periods were as follows:

	For the Years Ended December 31,
	2013	2012	Variance	Percent Change
Company Produced VA Operations Tons Sold (in millions)	4.9	3.6	1.3	36.1%
Average Sales Price Per VA Operations Ton Sold	$92.43	$140.11	$(47.68)	(34.0%)

Total Operating Costs Per Ton Sold	$51.54	$61.84	$(10.30)	(16.7%)
Total Direct Administrative and Selling Costs Per Ton Sold	1.24	1.72	(0.48)	(27.9%)
Total Royalty/Production Taxes Per Ton Sold	5.50	8.32	(2.82)	(33.9%)
Total Depreciation, Depletion and Amortization Costs Per Ton Sold	8.71	10.00	(1.29)	(12.9%)
Total Costs Per VA Operations Ton Sold	$66.99	$81.88	$(14.89)	(18.2%)
Average Margin Per VA Operations Ton Sold	$25.44	$58.23	$(32.79)	(56.3%)

VA Operations coal outside sales revenue was $450 million for the year ended December 31, 2013 compared to $506 million for the year ended December 31, 2012. The $56 million decrease was attributable to a $47.68 per ton lower average sales price. Average sales prices for VA Operations coal decreased in the period-to-period comparison due to the weakening in the global metallurgical coal market. The VA Operations coal segment revenue was also impacted by 3.8 million tons of VA Operations coal being priced on the export market for the year ended December 31, 2013, which was 0.8 million tons higher than the tons sold in the year ended December 31, 2012.
Freight revenue was $4 million for the year ended December 31, 2013 compared to $36 million for the year ended December 31, 2012. The $32 million decrease in freight revenue was due to decreased shipments where CONSOL Energy contractually provides transportation services.

Miscellaneous other income increased $1 million in the period-to-period comparison primarily due to various items that occurred in both periods none of which were individually material.

Gain on sale of assets decreased $8 million in the period-to-period comparison primarily due to various asset sales that occurred in both periods none of which were individually material. See Note 3 - Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details.

Total operating costs and expenses for VA Operations was $326 million for the year ended December 31, 2013, or $30 million higher than the $296 million for the year ended December 31, 2012. Total cost per VA Operations ton sold was $66.99 per ton in the year ended December 31, 2013 compared to $81.88 per ton in the year ended December 31, 2012. The increase in total dollars and decrease in unit costs per VA Operations ton was primarily due to the Buchanan Mine longwall being temporarily idled in March, April, and October of 2012. The increase in costs was partially offset by several cost saving initiatives at the Buchanan Mine in the 2013 period, such as, slowing the pace of major maintenance projects, right sizing the workforce to fit the five-day work schedule implemented earlier in 2013, and opening the Horn Mountain portal, which allowed employees to enter the mine much closer to the longwall face. VA Operations coal production was 1.3 million tons higher in the 2013 period primarily due to Buchanan Mine being temporarily idled in the 2012 period, as mentioned above. This resulted in 2012 fixed costs being allocated over less tons, resulting in higher unit costs in the prior period.

Other Costs And Expenses
Total other costs for VA Operations was $8 million for the year ended December 31, 2013 compared to $19 million for the year ended December 31, 2012. The $11 million change was due to the following items:

	For the Years Ended December 31,
	2013	2012	Variance
Idle Mine Costs	$7	$18	$(11)
Water Treatment Costs	1	1	—
Other	—	—	—
Total Other Costs	$8	$19	$(11)

•	Idle mine costs decreased $11 million in the period-to-period comparison primarily due to the Buchanan Mine operating throughout 2013 but was temporarily idled in the 2012 period.

•	Water treatment costs remained consistent in the period-to-period comparison.

•	Other expense remained consistent in the period-to-period comparison.

Depreciation, depletion, and amortization increased $1 million primarily due to additional assets placed in service in the current period.

General and Administrative costs allocated to the VA Operations coal segment were $9 million for the year ended December 31, 2013 compared to $8 million for the year ended December 31, 2012. Refer to the discussion of total Company general and administrative costs contained in the section "Net Income Attributable to CONSOL Energy Shareholders" of this annual report for a detailed cost explanation.

For the year ended December 31, 2013 other corporate expenses were $11 million compared to $10 million for the year ended December 31, 2012. The increase of $1 million was primarily due to VA Operations representing a larger portion of total coal labor costs which is the basis for the allocation.

Freight expense decreased $32 million in the period-to-period comparison due to decreased shipments under contracts which CONSOL Energy contractually provides transportation services.

OTHER COAL SEGMENT
The Other coal segment primarily includes coal terminal operations, idle mine activities and purchased coal activities as well as various other activities not assigned to either PA Operations or VA Operations. The Other coal segment also includes activities related to mining, preparation and marketing of thermal coal to power generators geographically separated from PA Operations. For the years ended December 31, 2013 and 2012 the segment included the Miller Creek Complex and the Fola Complex.
The Other coal segment had a loss before income tax of $55 million for the year ended December 31, 2013 compared to income of $94 million for the year ended December 31, 2012. Other coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Years Ended December 31,
	2013	2012	Variance	Percent Change
Company Produced Other Operations Tons Sold (in millions)	2.7	4.4	(1.7)	(38.6%)
Average Sales Price Per Other Operations Ton Sold	$70.22	$71.44	$(1.22)	(1.7%)

Total Operating Costs Per Ton Sold	$47.95	$55.97	$(8.02)	(14.3%)
Total Direct Administration and Selling Costs Per Ton Sold	1.03	1.39	(0.36)	(25.9%)
Total Royalty/Production Taxes Per Ton Sold	7.80	8.87	(1.07)	(12.1%)
Total Depreciation, Depletion and Amortization Costs Per Ton Sold	5.98	5.09	0.89	17.5%
Total Costs Per Other Operations Ton Sold	$62.76	$71.32	$(8.56)	(12.0%)
Average Margin Per Other Operations Ton Sold	$7.46	$0.12	$7.34	6,116.7%

Other coal outside sales revenue was $188 million for the year ended December 31, 2013 compared to $322 million for the year ended December 31, 2012. The $134 million decrease was attributable to a 1.7 million decrease in tons sold in 2013 and a $1.22 per ton lower average sales price.

Purchased coal sales consist of revenues from processing third-party coal in our preparation plants for blending purposes to meet customer coal specifications and coal purchased from third parties and sold directly to our customers. The revenues were $23 million for the year ended December 31, 2013 compared to $17 million for the year ended December 31, 2012. The increase was primarily due to an increase in volumes of coal that needed to be purchased to fulfill various contracts.

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e. rail) used by the customers to which CONSOL Energy contractually provides transportation services. Freight revenue was offset by freight expense. Freight revenue was $13 million for the year ended December 31, 2013 compared to $20 million for the year ended December 31, 2012. The $7 million decrease in freight revenue was due to decreased shipments under contracts which CONSOL Energy contractually provides transportation services.

Miscellaneous other income was $50 million for the year ended December 31, 2013 compared to $53 million for the year ended December 31, 2012. The $3 million decrease was due to the following items:

	For the Years Ended December 31,
	2013	2012	Variance
Coal Contract Buyout	$—	$4	(4)
Royalty Income	17	17	—
Equity in Earnings of Affiliates	18	16	2
Land Rental Income	6	3	3
Other	9	13	(4)
Total Miscellaneous Other Income	$50	$53	$(3)

•
For the year ended December 31, 2012, $4 million of income was related to a coal customer contract buyout. The discontinued contract was a long term contract that created pricing risks for both parties. The parties agreed to an amicable settlement. No such transactions were entered into during the year ended December 31, 2013.

•	Royalty income remained consistent in the period-to-period comparison.

•	Equity in earnings of affiliates increased $2 million due to various transactions completed by our equity partners, none of which were individually material.

•
Land rental income primarily consists of income related to the sale of right of ways on property that CONSOL Energy owns. The $3 million increase was due to an increase in land activity in the period-to-period comparison.

•	Other decreased $4 million due to various transactions that occurred in the prior period, none of which were individually material.

Gain on sale of assets attributable to the Other Coal segment was $41 million in the year ended December 31, 2013 compared to $257 million in the year ended December 31, 2012. The decrease of $216 million was due to various asset sales that occurred in both periods. See Note 3 - Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details.

Other Costs And Expenses
Other costs were $164 million for the year ended December 31, 2013 compared to $216 million for the year ended December 31, 2012. The decrease of $52 million was due to the following items:

	For the Years Ended December 31,
	2013	2012	Variance
Closed and Idle Mines	$67	$88	$(21)
Litigation Contingencies	—	17	(17)
Voluntary Incentive Separation Program	—	13	(13)
Coal Terminal Operations	31	32	(1)
Coal Reserve Holding Costs	11	11	—
Purchased Coal	43	41	2
Other	12	14	(2)
Total Other Costs	$164	$216	$(52)

•
Closed and idle mine costs decreased approximately $21 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Closed and idle mine costs decreased $16 million due to the decision to shutdown the Fola Mining Complex in August 2012. Other changes in the operational status of various other mines, between idled and operating throughout both periods, none of which were individually material resulted in an additional $5 million decrease.

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

•	Coal Terminal Operations costs decreased $1 million due to decreased thru-put volumes in the 2013 period.

•	Coal reserve holding costs which primarily consist of property and other taxes, remained consistent in the period-to-period comparison.

•	Purchased coal costs increased $2 million due to higher amounts of coal that was purchased to fulfill various contracts.

•	Other expenses related to the coal segment decreased $2 million due to various transactions that occurred throughout both periods, none of which were individually material.

Direct Administrative expense increased $2 million in the period-to-period comparison due to an increase in labor and employee benefits allocated to the other segment.

Royalty and productions taxes decreased $1 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion, and amortization increased $6 million primarily due to additional assets placed in service in the period-to-period comparison.

General and Administrative costs allocated to the Other coal segment were $8 million for the year ended December 31, 2013 compared to $11 million for the year ended December 31, 2012. Refer to the discussion of total company general and administrative costs contained in the section "Net Income Attributable to CONSOL Energy Shareholders" of this annual report for a detailed cost explanation.

For the year ended December 31, 2013 other corporate expenses were $7 million compared to $11 million for the year ended December 31, 2012. The decrease of $4 million was primarily related to the other coal segment representing a smaller portion of total coal labor costs which is the basis of the allocation.

Freight expense decreased $7 million in the period-to-period comparison due to decreased shipments under contracts which CONSOL Energy contractually provides transportation services.

OTHER DIVISION ANALYSIS for the year ended December 31, 2013 compared to the year ended December 31, 2012:
The other division includes activity from the sales of industrial supplies and various other corporate activities that are not allocated to the E&P or coal divisions. The other segment had a loss before income tax of $297 million for the year ended December 31, 2013 compared to a loss before income tax of $241 million for the year ended December 31, 2012. The other division also includes the total company income tax benefit of $33 million for the year ended December 31, 2013 compared to the total company income tax expense of $89 million for the year ended December 31, 2012.

	For the Years Ended December 31,
	2013	2012	Variance	Percent Change
Sales—Outside	$217	$243	$(26)	(10.7)%
Other Income	15	3	12	400.0%
Total Revenue	232	246	(14)	(5.7)%
Miscellaneous Operating Expense	315	270	45	16.7%
Depreciation, Depletion & Amortization	3	2	1	50.0%
Interest Expense	211	215	(4)	(1.9)%
Total Costs	529	487	42	8.6%
Loss Before Income Tax	(297)	(241)	(56)	(23.2)%
Income Tax (Benefit) Expense	(33)	89	(122)	(137.1)%
Net Loss	$(264)	$(330)	$66	20.0%
Outside sales revenue was $217 million for the year ended December 31, 2013 compared to $243 million for the year ended December 31, 2012. The decrease was related to lower sales volumes from our industrial supplies subsidiary.
Additional other income of $15 million was recognized for the year ended December 31, 2013 compared to $3 million for the year ended December 31, 2012. The $12 million increase was primarily due to the following items:

	For the Years Ended December 31,
	2013	2012	Variance
Pennsylvania Turnpike Settlement	$9	$—	$9
Interest Income	4	1	3
Equity in Earnings of Affiliates	1	—	1
Other	1	2	(1)
Total Other Income	$15	$3	$12

•	Pennsylvania Turnpike Settlement relates to mediation with the PA Turnpike Commission that was settled for $9 million.

•	Interest Income increased $3 million mainly due to various transactions that occurred throughout both periods, none of which were individually material.

•	Equity in Earnings of Affiliates increased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

•	Other income decreased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.
Total costs of the other segment include interest expense, transaction and financing fees and various other miscellaneous corporate charges. Total other costs were $529 million for the year ended December 31, 2013 compared to $487 million for the year ended December 31, 2012. Other corporate costs increased due to the following items:

	For the Years Ended December 31,
	2013	2012	Variance
Pension Settlement	$39	$—	$39
CNX Gas Shareholder Settlement	20	—	20
Corporate Initiative Fees and Other Legal Charges	15	4	11
Bank Fees	18	13	5
Interest Expense	211	215	(4)
Industrial Supplies	215	239	(24)
Other	11	16	(5)
Total Costs	$529	$487	$42

•	Pension settlement expense is required when lump sum distributions made for a given plan year exceed the total of the service and interest costs for that same plan year.

•
The CNX Gas shareholder settlement was the result of an agreement for resolution of the class actions brought by shareholders of CNX Gas challenging the tender offer by CONSOL Energy to acquire all of the shares of CNX Gas common stock that CONSOL Energy did not already own for $38.25 per share in May 2010. The total settlement provided for payment to the plaintiffs of $43 million, of which the Company paid $20 million.

•
Corporate initiative fees and other legal charges reflect various charges for services related to corporate initiatives to evaluate structure changes and various asset sales. These fees also include legal charges related to land title issues raised by our joint venture partners and the CNX Gas Shareholder case. See Note 11 - Property, Plant and Equipment and Note 24 - Commitments and Contingent Liabilities of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

•
Bank fees increased $5 million mainly due to higher borrowings on the CNX Gas revolving credit facilities in the period-to-period comparison, as well as bank fees from the accelerated amortization of the previously deferred fees in relation to the capacity reduction in CONSOL Energy's revolving credit facility from $1.5 billion to $1.0 billion.

•	Interest Expense decreased $4 million primarily due to an increase in capitalized interest as a result of additional capital expenditures for major construction projects in 2013.

•	The decrease of $24 million related to industrial supplies was primarily related to lower sales volumes and various changes in inventory costs, none of which were individually material.

•	Other corporate items decreased $5 million due to various transactions that occurred throughout both periods, none of which were individually material.

Income Taxes:
The 2013 effective tax rate is the result of lower pre-tax income without a corresponding reduction in the percentage depletion deduction, resulting in a tax loss from continuing operations in the 2013 period. CONSOL Energy's effective tax rate is significantly impacted by the relationship between the pre-tax earnings and percentage depletion. See Note 7-Income Taxes in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

	For the Years Ended December 31,
	2013	2012	Variance	Percent Change
Total Company Earnings Before Income Tax	$46	$407	$(361)	(88.8)%
Income Tax (Benefit) Expense	$(33)	$89	$(122)	(137.5)%
Effective Income Tax Rate	(72.0)%	21.8%	(93.8)%

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
Other Post Employment Benefits (OPEB), Salaried Pensions, Workers’ Compensation and Coal Workers’ Pneumoconiosis (CWP)
Liabilities and expenses for OPEB, pension, workers’ compensation and CWP are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated liability, the expected long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, health care cost trend rates, retirement age, and mortality).
The interest rate used to discount future estimated liabilities is determined using a Company-specific yield curve model (above-median) developed with the assistance of an external actuary. The Company-specific yield curve uses a subset of the expanded bond universe to determine the Company-specific discount rate. Bonds used in the yield curve are rated AA by Moody’s or Standard & Poor’s as of the measurement date. The yield curve model parallels the plans’ projected cash flows.
The assumed rate of return on plan assets can also impact CONSOL Energy’s pension liability. The market related asset value is derived by taking the cost value of assets as of December 31, 2014 and multiplying it by the average 36-month ratio of the market value of assets to the cost value of assets. CONSOL Energy’s pension plan weighted average asset allocations at December 31, 2014 consisted of 60% equity securities and 40% debt securities.

The estimated liabilities recognized at December 31, 2014 and the benefit payments made for the year end December 31, 2014 were as follows:

Plan	Estimated Liability as of December 31, 2014	Benefit Payments for the year ended December 31, 2014
OPEB	$760,959	$65,180
Pension	$119,296	$27,318
Workers’ Compensation	$89,741	$15,523
CWP	$126,098	$11,874
Reclamation, Mine Closure and Gas Well Closing Obligations

The Surface Mining Control and Reclamation Act established operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. CONSOL Energy accrues for the costs of current mine disturbance and final mine and gas well closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation, mine-closing, and gas well closing liabilities which are based upon permit requirements and CONSOL Energy engineering expertise related to these requirements, including the current portion, were approximately $575.5 million at December 31, 2014. This liability is reviewed annually, or when events and circumstances indicate an adjustment is necessary, by CONSOL Energy management and engineers. The estimated liability can significantly change if actual costs vary from assumptions or if governmental regulations change significantly.

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

Income Taxes

Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. At December 31, 2014, CONSOL Energy has deferred tax liabilities in excess of deferred tax assets of approximately $259.0 million. The deferred tax assets are evaluated periodically to determine if a valuation allowance is necessary.

CONSOL Energy evaluates all tax positions taken on the state and federal tax filings to determine if the position is more likely than not to be sustained upon examination. For positions that meet the more likely than not to be sustained criteria, an evaluation to determine the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement is determined. A previously recognized tax position is reversed when it is subsequently determined that a tax position no longer meets the more likely than not threshold to be sustained. The evaluation of the sustainability of a tax position and the probable amount that is more likely than not is based on judgment, historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates, that are not readily apparent from other sources, form the basis for recognizing an uncertain tax liability. Actual results could differ from those estimates upon subsequent resolution of identified matters. CONSOL Energy has no uncertain tax liabilities at December 31, 2014.

Stock-Based Compensation

As of December 31, 2014, we have issued four types of share based payment awards: options, restricted stock units, performance stock options and performance share units. The Black-Scholes option pricing model is used to determine fair value of stock options at the grant date. Various inputs are utilized in the Black-Scholes pricing model, such as:

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

As of December 31, 2014, $21.7 million of total unrecognized compensation cost related to unvested awards is expected to be recognized over a weighted-average period of 1.89 years. See Note 19 - Stock-based Compensation in the Notes to the Audited Consolidated Financial Statements in Item 8 in this Form 10-K for more information.

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

On December 31, 2014, CONSOL Energy de-designated all of its derivative positions as hedging instruments. Subsequent changes in fair value will be recorded in current earnings. Deferred gains and losses in other comprehensive income as of that date will be recorded in earnings when the related physical transaction occurs or when it is determined that the physical transaction is no longer probable of occurring.

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

CONSOL Energy performed a quantitative annual impairment test over proven producing wells using the published NYMEX forward prices, timing, methods and other assumptions consistent with historical periods. Utilizing these assumptions there were undiscounted cash flows in excess of book value, as a result no further impairment procedures were required. Our conventional gas assets are quantitatively and qualitatively close to triggering impairment. If gas prices continue to decrease, an impairment of these assets is possible in the near future.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. CONSOL Energy entered into a new Amended and Restated Credit Agreement dated June 18, 2014 for a $2.0 billion senior secured revolving credit facility which expires on June 18, 2019. The new senior revolving credit facility replaced CONSOL Energy's existing $1.0 billion senior secured revolving credit facility which had been entered into as of April 12, 2011 and amended and restated on December 5, 2013 and the existing $1.0 billion senior secured revolving credit facility of CNX Gas Corporation and its subsidiaries that had been entered into as of April 12, 2011. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries. CONSOL Energy's credit facility allows for up to $2.0 billion of borrowings, which includes an aggregate sub-limit for letters of credit of $750 million. CONSOL Energy can request an additional $500 million increase in the aggregate borrowing limit amount. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Availability under the facility is generally limited to a borrowing base, which is determined by the required number of lenders in good faith by calculating a loan value of CONSOL Energy's proved gas reserves. The facility includes a minimum interest coverage ratio covenant of no less than 2.50 to 1.00, measured quarterly. The interest coverage ratio is calculated as the ratio of Adjusted EBITDA to cash interest expense of CONSOL Energy and certain of its subsidiaries. The interest coverage ratio was 4.90 to 1.00 at December 31, 2014. Adjusted EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, uncommon gains and losses, gains and losses on discontinued operations, losses on debt extinguishment and includes cash distributions received from affiliates, plus pro-rata earnings from material acquisitions. The facility also includes a minimum current ratio covenant of no less than 1.00 to 1.00, measured quarterly. The minimum current ratio is calculated as the ratio of current assets, plus revolver availability, to current liabilities excluding borrowings under the revolver and accounts receivable securitization facility. The minimum current ratio was 2.42 to 1.00 at December 31, 2014. Affirmative and negative covenants in the facility limit the Company's ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends, merge with another corporation and amend, modify or restate the senior unsecured notes. The credit facility allows unlimited investments in joint ventures for the development and operation of gas gathering systems. The facility permits CONSOL Energy to separate its gas and coal businesses if the leverage ratio (which, is essentially, the ratio of debt to EBITDA) of the gas business immediately after the separation would not be greater than 2.75 to 1.00. At December 31, 2014, the facility had no outstanding borrowings and $244 million of letters of credit outstanding, leaving $1,756 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies statutes and regulations. CONSOL Energy sometimes use letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

CONSOL Energy also has an accounts receivable securitization facility. This facility allows the Company to receive, on a revolving basis, up to $125 million of short-term funding and letters of credit. The accounts receivable facility supports sales, on a continuous basis to financial institutions, of eligible trade accounts receivable. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is based on commercial paper or LIBOR rates plus a charge for administrative services paid to financial institutions. At December 31, 2014, eligible accounts receivable totaled approximately $78 million. At December 31, 2014, the facility had no outstanding borrowings and $60 million of letters of credit outstanding, leaving $18 million of unused capacity.

Uncertainty in the financial markets brings additional potential risks to CONSOL Energy. The risks include declines in the Company's stock price, less availability and higher costs of additional credit, potential counterparty defaults, and commercial bank failures. Financial market disruptions may impact the Company's collection of trade receivables. As a result, CONSOL Energy regularly monitors the creditworthiness of its customers. CONSOL Energy believes that its current group of customers are financially sound and represent no abnormal business risk.

CONSOL Energy believes that cash generated from operations, asset sales and the Company's borrowing capacity will be sufficient to meet the Company's working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments, anticipated dividend payments and to provide required letters of credit. Nevertheless, the ability of CONSOL Energy to satisfy its working capital requirements, to service its debt obligations, to fund planned capital expenditures or to pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the coal and gas industries and other financial and business factors, some of which are beyond CONSOL Energy's control.

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various gas swap and option transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net asset of $192 million at December 31, 2014. The ineffective portion of these contracts was $4 million during the year ended December 31, 2014. No issues related to the Company's hedge agreements have been encountered to date.

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

Cash Flows (in millions)

	For the Years Ended December 31,
	2014	2013	Change
Cash flows from operating activities	$937	$659	$278
Cash used in investing activities	$(1,041)	$(202)	$(839)
Cash used in financing activities	$(46)	$(151)	$105

Cash flows provided by operating activities increased $278 million in the period-to-period comparison primarily due to the following items:

•	Net income decreased $496 million in the period-to-period comparison;

•	Discontinued operations changes increased $446 million primarily as a result of the gain on sale of CCC and certain subsidiaries to Murray Energy Corporation in December 2013;

•
Operating cash flows increased $24 million in the period-to-period comparison due to changes in the gain on the sale of assets. See Note 3 - Acquisitions and Dispositions in the Notes to Audited Financial Statements in Item 8 of this Form 10-K for more information;

•	Return on equity earnings was related to $47 million IPO proceeds received from CONE Midstream Partners, LP and $55 million related to various other equity investment sales;

•
Other Adjustments to reconcile net income to cash flow provided by operating activities increased due to $95 million on the loss on extinguishment of debt, and $110 million of additional depreciation, depletion, and amortization; and

•	Other changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both periods also contributed to the increase in operating cash flows.

Net cash used in investing activities increased $839 million in the period-to-period comparison primarily due to the following items:

• Capital expenditures decreased $3 million due to:

•
Gas segment capital expenditures increased $135 million. The increase was comprised of a $267 million increase in drilling and completion costs in the Marcellus and Utica plays. This increase was partially offset by a decrease of $132 million in land acquisitions in Monroe and Noble Counties and various other individually insignificant projects.

•
Coal segment capital expenditures decreased $75 million. The decrease was comprised of a $57 million decrease in various projects at Enlow Fork Mine. Capitalized Interest also decreased $17 million due to the completion of the Harvey Mine as well as an additional $21 million decrease in various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

This decrease was partially offset by an increase of $16 million in capital projects at Harvey Mine; and

•
Other capital expenditures decreased $63 million. The decrease was comprised of a $53 million decrease in equipment lease buyouts as well as an additional $6 million decrease in various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

•
Proceeds from sale of assets, continuing operations, increased $127 million in the period-to-period comparison primarily due to $238 million received in 2013 related to the 2011 Noble Joint Venture Agreement, offset in part by various asset sales executed in each period. See Note 3 - Acquisitions and Dispositions, in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information.

•
Net investments in equity affiliates decreased $131 million primarily due to a $157 million increase on the return of investment from the IPO of CONE Midstream Partners, LP, offset by $87 million of additional capital contributions to CONE in 2014. The remaining increase was due to various changes in our equity partners, none of which were individually material. See Note 3 - Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details.

•
Restricted cash increased $69 million due to the release of $48 million associated with the Ram River & Scurry Canadian sale and $21 million associated with the Ryerson Dam Settlement, both of which occurred in the year ended December 31, 2012.

•	Discontinued operations changes increased $777 million primarily as a result of the gain on the sale of CCC and certain subsidiaries to Murray Energy Corporation in December 2013.

Net cash used in financing activities decreased $105 million in the period-to-period comparison primarily due to the following items:

•	Net payments on short term borrowing were $22 million in 2014 versus $69 million in 2013.

•
In 2014, CONSOL Energy had net proceeds from long-term borrowings of $16 million related to the issuance of the 2022 Bonds offset by the extinguishment of the 2017 Bonds. See Note 14 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-K for additional details.

•
In 2014, CONSOL Energy paid four quarterly dividends totaling $58 million at an amount per share of $.0625. In 2013, CONSOL Energy paid only three quarterly dividends totaling $86 million at an amount per share of $.125. This was due to the accelerated declaration and payment of the regular quarterly dividend in the fourth quarter of 2012 which resulted in no dividends paid in the first quarter of 2013.

•	The remaining change is due to various other transactions that occurred throughout both periods, none of which were individually material.

The following is a summary of our significant contractual obligations at December 31, 2014 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	141,680	149,556	25,025	1,543	317,804
Gas Firm Transportation	108,791	188,756	156,583	453,871	908,001
Long-Term Debt	5,052	8,406	3,511	3,224,505	3,241,474
Interest on Long-Term Debt	214,576	429,288	428,954	386,231	1,459,049
Capital (Finance) Lease Obligations	7,964	13,941	12,932	12,583	47,420
Interest on Capital (Finance) Lease Obligations	3,110	4,594	2,848	899	11,451
Operating Lease Obligations	104,232	181,631	85,773	78,954	450,590
Long-Term Liabilities—Employee Related (a)	84,187	162,819	157,472	594,747	999,225
Other Long-Term Liabilities (b)	342,098	239,472	83,426	336,184	1,001,180
Total Contractual Obligations (c)	$1,011,690	$1,378,463	$956,524	$5,089,517	$8,436,194
 _________________________

(a)
Long-term liabilities—employee related include other post-employment benefits, work-related injuries and illnesses. Estimated salaried retirement contributions required to meet minimum funding standards under ERISA are excluded from the pay-out table due to the uncertainty regarding amounts to be contributed. CONSOL Energy does not expect to contribute to the pension in 2015.

(b)	Other long-term liabilities include mine reclamation and closure and other long-term liability costs.

(c)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt
At December 31, 2014, CONSOL Energy had total long-term debt and capital lease obligations of $3,289 million outstanding, including the current portion of long-term debt and capital lease obligations of $13 million. This long-term debt consisted of:

•
An aggregate principal amount of $1,015 million of 8.25% senior unsecured notes due in April 2020. Interest on the notes is payable April 1 and October 1 of each year. Payment of the principal and interest on the notes are guaranteed by most of CONSOL Energy’s subsidiaries.

•
An aggregate principal amount of $250 million of 6.375% notes due in March 2021. Interest on the notes is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes are guaranteed by most of CONSOL Energy's subsidiaries.

•
An aggregate principal amount of $1,850 million of 5.875% notes due in April 2022 plus $7 million of unamortized bond premium. Interest on the notes is payable April 15 and October 15 of each year. Payment of the principal and interest on the notes are guaranteed by most of CONSOL Energy's subsidiaries.

•
An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by CONSOL Energy.

•	Advance royalty commitments of $13 million with an average interest rate of 7.91% per annum.

•	An aggregate principal amount of $4 million on a note maturing through March 2018.

•	An aggregate principal amount of $47 million of capital leases with a weighted average interest rate of 6.56% per annum.

At December 31, 2014, CONSOL Energy had no outstanding borrowings and approximately $244 million of letters of credit outstanding under the $2 billion senior secured revolving credit facility.
At December 31, 2014, CONSOL Energy had no outstanding borrowings and had $60 million of letters of credit outstanding under the accounts receivable securitization facility.

Total Equity and Dividends
CONSOL Energy had total equity of $5.3 billion at December 31, 2014 compared to $5.0 billion at December 31, 2013. Total equity increased primarily due to net income, adjustments to actuarial liabilities, changes in the fair value of cash flow hedges, and the amortization of stock-based compensation awards. These increases were offset, in part, by the declaration of dividends and the issuance of treasury stock. See the Consolidated Statements of Stockholders' Equity in Item 8 of this Form 10-K for additional details.
Dividend information for the current year-to-date were as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
February 2, 2015	$0.0625	February 17, 2015	March 5, 2015
October 29, 2014	$0.0625	November 10, 2014	December 2, 2014
July 30, 2014	$0.0625	August 15, 2014	September 2, 2014
April 30, 2014	$0.0625	May 12, 2014	May 30, 2014

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Our credit facility limits our ability to pay dividends in excess of an annual rate of $0.50 per share when our leverage ratio exceeds 3.50 to 1.00 and subject to an aggregate amount up to the then cumulative credit calculation. The total leverage ratio was 3.03 to 1.00 and the cumulative credit was approximately $397 million at December 31, 2014. The credit facility does not permit dividend payments in the event of default. The indentures to the 2020 and 2021 notes limit dividends to $0.40 per share annually unless several conditions are met. The indentures to the 2022 notes limit dividends to $0.50 per share annually unless several conditions are met. Conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the year ended December 31, 2014.
CONSOL Energy has publicly announced that if CONSOL Energy effects an initial public offering of a thermal coal MLP, CONSOL Energy anticipates that it would reduce or eliminate its current regular dividend effective in the first quarter after the initial public offering.

Off-Balance Sheet Transactions
CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Audited Consolidated Financial Statements. CONSOL Energy participates in the UMWA Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay as you go basis. These benefit arrangements may result in additional liabilities that are not recognized on the balance sheet at December 31, 2014. The various multi-employer benefit plans are discussed in Note 18—Other Employee Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure our financial obligations for employee-related, environmental, performance and various other items which are not reflected on the balance sheet at December 31, 2014. Management believes these items will expire without being funded. See Note 24—Commitments and Contingencies in the Notes to the Audited Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Update 2014-12 - Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The objective of the amendments in this update is to resolve the diverse accounting treatment of share-based payment awards. The amendments in this update apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in either (i) the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered or (ii) if the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period will reflect the number of awards that are expected to vest and will be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Management is currently still evaluating the impact this guidance may have on CONSOL Energy's operations.

In May 2014, the Financial Accounting Standards Board issued Update 2014-09 - Revenue from Contracts with Customers (Topic 606). The objective of the amendments in this update is to improve financial reporting by creating common revenue recognition guidance for accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information, both qualitative and quantitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Management believes adoption of this new guidance will not have a material impact on CONSOL Energy's financial statements.

In April 2014, the Financial Accounting Standards Board issued Update 2014-08 - Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The objective of the amendments in this update is to change the criteria for reporting discontinued operations and enhance convergence of the FASB's and the International Accounting Standards Board's (IASB) reporting requirements for discontinued operations. The amendments in this update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The amendments in this update require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. The amendments in this update also require additional disclosures about discontinued operations. Public business entities must apply the amendments in this update prospectively to both of the following: (1) All disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years; (2) All businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. Management believes adoption of this new guidance will not have a material impact on CONSOL Energy's financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the risks inherent in operations, CONSOL Energy is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding CONSOL Energy's exposure to the risks related to changes in commodity prices, interest rates and foreign exchange rates.
CONSOL Energy is exposed to market price fluctuations and locational pricing differentials in the normal course of selling natural gas production and to a lesser extent in the sale of coal. CONSOL Energy sells coal under both short-term and long-term contracts with fixed price and/or indexed price contracts that reflect market value. CONSOL Energy uses fixed-price contracts and basis swaps to minimize exposure to market price volatility in the sale of natural gas. The Company's risk management policy prohibits the use of derivatives for speculative purposes. Until they were all de-designated on December 31, 2014, the Company's fixed price contracts qualified as cash-flow hedges under the Financial Accounting Standards Board Accounting Standards Codification. The Company's basis swaps are designated as fair value hedges at December 31, 2014. For a summary of accounting policies related to derivative instruments, see Note 1 - Significant Accounting Policies in the Notes to Audited Consolidated Financial Statements in Item 8 of this Form 10-K.
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
CONSOL Energy believes that the use of derivative instruments, along with its risk assessment procedures and internal controls, mitigates its exposure to material risks. However, the use of derivative instruments without other risk assessment procedures could materially affect CONSOL Energy's results of operations depending on market prices. Nevertheless, management believes that use of these instruments will not have a material adverse effect on the Company's financial position or liquidity.
A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at December 31, 2014. A hypothetical 10 percent decrease in future natural gas prices would increase future earnings related to derivatives by $45 million. Similarly, a hypothetical 10 percent increase in future natural gas prices would decrease future earnings related to derivatives by $29 million.
Excluding capital lease obligations, CONSOL Energy had $3.242 billion aggregate principal amount of debt outstanding under fixed-rate instruments at December 31, 2014. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to its revolving credit facility and accounts receivable securitization facility, under which there were no borrowings outstanding at December 31, 2014.
Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

Hedging Volumes

As of January 15, 2015, our hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2015 Fixed Price Volumes
Hedged Bcf	29.9	30.2	30.6	30.5	121.2
Weighted Average Hedge Price/Mcf	$4.05	$4.05	$4.05	$4.05	$4.05
2016 Fixed Price Volumes
Hedged Bcf	23.5	23.5	23.8	23.9	94.7
Weighted Average Hedge Price/Mcf	$4.11	$4.11	$4.11	$4.11	$4.11

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CONSOL Energy Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of CONSOL Energy Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CONSOL Energy Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CONSOL Energy Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 6, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 6, 2015

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	For the Years Ended December 31,
	2014	2013	2012
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$1,028,117	$737,701	$658,820
Coal Sales	2,052,166	2,018,067	2,169,625
Other Outside Sales	276,242	259,783	294,105
Gas Royalty Interests and Purchased Gas Sales	91,427	69,733	52,721
Freight-Outside Coal	28,148	35,438	107,079
Miscellaneous Other Income	207,103	111,483	113,170
Gain on Sale of Assets	43,601	67,480	282,006
Total Revenue and Other Income	3,726,804	3,299,685	3,677,526
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	118,391	96,601	90,837
Transportation, Gathering and Compression	258,110	201,024	160,579
Production, Ad Valorem, and Other Fees	39,418	28,676	26,145
Direct Administrative and Selling	55,092	49,092	47,565
Depreciation, Depletion and Amortization	314,381	231,809	205,149
Exploration and Production Related Other Costs	23,356	61,104	39,005
Production Royalty Interests and Purchased Gas Costs	77,185	57,865	41,578
Other Corporate Expenses	86,499	95,535	81,033
General and Administrative	64,047	39,047	33,686
Total Exploration and Production Costs	1,036,479	860,753	725,577
Coal Costs
Operating and Other Costs	1,349,832	1,345,797	1,457,913
Royalties and Production Taxes	100,890	102,128	117,194
Direct Administrative and Selling	44,185	49,018	54,910
Depreciation, Depletion and Amortization	254,914	226,639	219,636
Freight Expense	28,148	35,438	107,079
General and Administrative Costs	45,160	40,047	42,662
Other Corporate Expenses	55,321	55,802	52,900
Total Coal Costs	1,878,450	1,854,869	2,052,294
Other Costs
Miscellaneous Operating Expense	307,236	315,180	269,653
General and Administrative Costs	788	936	943
Depreciation, Depletion and Amortization	1,896	2,674	2,330
Loss on Debt Extinguishment	95,267	—	—
Interest Expense	223,564	219,198	220,042
Total Other Costs	628,751	537,988	492,968
Total Costs and Expenses	3,543,680	3,253,610	3,270,839
Earnings Before Income Tax	183,124	46,075	406,687
Income Taxes	14,347	(33,189)	88,728
Income from Continuing Operations	168,777	79,264	317,959
(Loss) Income from Discontinued Operations, net	(5,687)	579,792	70,114
Net Income	163,090	659,056	388,073
Less: Net Loss Attributable to Noncontrolling Interests	—	(1,386)	(397)
Net Income Attributable to CONSOL Energy Shareholders	$163,090	$660,442	$388,470
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(CONTINUED)

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012
Earnings (Loss) Per Share
Basic
Income from Continuing Operations	$0.73	$0.35	$1.40
(Loss) Income from Discontinued Operations	(0.02)	2.54	0.31
Total Basic Earnings Per Share	$0.71	$2.89	$1.71
Dilutive
Income from Continuing Operations	$0.73	$0.35	$1.39
(Loss) Income from Discontinued Operations	(0.03)	2.52	0.31
Total Dilutive Earnings Per Share	$0.70	$2.87	$1.70

Dividends Paid Per Share	$0.25	$0.375	$0.625

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net Income	$163,090	$659,056	$388,073
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($56,304), ($276,928), ($77,871))	94,989	456,493	129,231
Net Increase in the Value of Cash Flow Hedge (Net of tax: ($55,767), ($29,407), ($73,593))	97,316	45,631	114,240
Reclassification of Cash Flow Hedges from Other Comprehensive Income to Earnings (Net of tax: $10,465, $53,990, $121,484)	(18,288)	(79,899)	(189,259)

Other Comprehensive Income	174,017	422,225	54,212

Comprehensive Income	337,107	1,081,281	442,285

Less: Net Loss Attributable to Noncontrolling Interests	—	(1,386)	(397)

Comprehensive Income Attributable to CONSOL Energy Inc. Shareholders	$337,107	$1,082,667	$442,682

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$176,989	$327,420
Accounts and Notes Receivable:
Trade	259,817	332,574
Notes Receivable	—	25,861
Other Receivables	347,146	243,973
Inventories (Note 9)	101,873	157,914
Deferred Income Taxes (Note 7)	66,569	211,303
Recoverable Income Taxes	20,401	10,705
Prepaid Expenses	193,555	135,842
Total Current Assets	1,166,350	1,445,592
Property, Plant and Equipment (Note 11):
Property, Plant and Equipment	14,674,777	13,578,509
Less—Accumulated Depreciation, Depletion and Amortization	4,512,305	4,136,247
Total Property, Plant and Equipment—Net	10,162,472	9,442,262
Other Assets:
Investment in Affiliates	152,958	291,675
Notes Receivable	—	125
Other	277,750	214,013
Total Other Assets	430,708	505,813

TOTAL ASSETS	$11,759,530	$11,393,667

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2014	December 31, 2013
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$531,973	$514,580
Current Portion of Long-Term Debt (Note 14 and Note 15)	13,016	11,455
Other Accrued Liabilities (Note 13)	602,972	565,697
Current Liabilities of Discontinued Operations (Note 2)	—	28,239
Total Current Liabilities	1,147,961	1,119,971
Long-Term Debt:
Long-Term Debt (Note 14)	3,236,422	3,115,963
Capital Lease Obligations (Note 15)	39,456	47,596
Total Long-Term Debt	3,275,878	3,163,559
Deferred Credits and Other Liabilities:
Deferred Income Taxes (Note 7)	325,592	242,643
Postretirement Benefits Other Than Pensions (Note 16)	703,680	961,127
Pneumoconiosis Benefits (Note 17)	116,941	111,971
Mine Closing (Note 8)	306,789	320,723
Gas Well Closing (Note 8)	175,369	175,603
Workers’ Compensation (Note 17)	75,947	71,468
Salary Retirement (Note 16)	109,956	48,252
Reclamation (Note 8)	33,788	40,706
Other	158,171	131,355
Total Deferred Credits and Other Liabilities	2,006,233	2,103,848
TOTAL LIABILITIES	6,430,072	6,387,378
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 230,265,463 Issued and Outstanding at December 31, 2014; 229,145,736 Issued and Outstanding at December 31, 2013	2,306	2,294
Capital in Excess of Par Value	2,424,102	2,364,592
Preferred Stock, 15,000,000 Shares Authorized, None Issued and Outstanding	—	—
Retained Earnings	3,054,150	2,964,520
Accumulated Other Comprehensive Loss - Continuing Operations	(151,100)	(325,117)
Common Stock in Treasury, at Cost—No Shares at December 31, 2014 and 2013	—	—
Total CONSOL Energy Inc. Stockholders’ Equity	5,329,458	5,006,289
TOTAL LIABILITIES AND EQUITY	$11,759,530	$11,393,667

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CONSOL Energy Inc. Stockholders’ Equity	Non- Controlling Interest	Total Equity
December 31, 2011	$2,273	$2,234,775	$2,184,737	$(801,554)	$(9,346)	$3,610,885	$—	$3,610,885
Net Income	—	—	388,470	—	—	388,470	(397)	388,073
Gas Cash Flow Hedge (Net of $47,891 Tax)	—	—	—	(75,019)	—	(75,019)	—	(75,019)
Actuarially Determined Long-Term Liability Adjustments (Net of ($77,871) Tax)	—	—	—	129,231	—	129,231	—	129,231
Comprehensive Income (Loss)	—	—	388,470	54,212	—	442,682	(397)	442,285
Issuance of Treasury Stock	—	—	(28,378)	—	8,737	(19,641)	—	(19,641)
Issuance of Common Stock	11	8,267	—	—	—	8,278	—	8,278
Tax Benefit from Stock-Based Compensation	—	6,028	—	—	—	6,028	—	6,028
Amortization of Stock-Based Compensation Awards	—	47,838	—	—	—	47,838	—	47,838
Net Change in Noncontrolling Interest	—	—	—	—	—	—	350	350
Dividends ($0.625 per share)	—	—	(142,278)	—	—	(142,278)	—	(142,278)
December 31, 2012	2,284	2,296,908	2,402,551	(747,342)	(609)	3,953,792	(47)	3,953,745
Net Income	—	—	660,442	—	—	660,442	(1,386)	659,056
Gas Cash Flow Hedge (Net of $24,583 Tax)	—	—	—	(34,268)	—	(34,268)	—	(34,268)
Actuarially Determined Long-Term Liability Adjustments (Net of ($276,928) Tax)	—	—	—	456,493	—	456,493	—	456,493
Comprehensive Income (Loss)	—	—	660,442	422,225	—	1,082,667	(1,386)	1,081,281
Issuance of Treasury Stock	—	—	(12,641)	—	609	(12,032)	—	(12,032)
Issuance of Common Stock	10	3,717	—	—	—	3,727	—	3,727
Tax Cost from Stock-Based Compensation	—	(2,075)	—	—	—	(2,075)	—	(2,075)
Amortization of Stock-Based Compensation Awards	—	66,042	—	—	—	66,042	—	66,042
Net Change in Noncontrolling Interest	—	—	—	—	—	—	1,433	1,433
Dividends ($0.375 per share)	—	—	(85,832)	—	—	(85,832)	—	(85,832)
December 31, 2013	2,294	2,364,592	2,964,520	(325,117)	—	5,006,289	—	5,006,289
Net Income	—	—	163,090	—	—	163,090	—	163,090
Gas Cash Flow Hedge (Net of ($45,302) Tax)	—	—	—	79,028	—	79,028	—	79,028
Actuarially Determined Long-Term Liability Adjustments (Net of ($56,304) Tax)	—	—	—	94,989	—	94,989	—	94,989
Comprehensive Income	—	—	163,090	174,017	—	337,107	—	337,107
Issuance of Treasury Stock	—	—	(15,954)	—	—	(15,954)	—	(15,954)
Issuance of Common Stock	12	15,004	—	—	—	15,016	—	15,016
Tax Benefit from Stock-Based Compensation	—	2,629	—	—	—	2,629	—	2,629
Amortization of Stock-Based Compensation Awards	—	41,877	—	—	—	41,877	—	41,877
Dividends ($0.25 per share)	—	—	(57,506)	—	—	(57,506)	—	(57,506)
December 31, 2014	$2,306	$2,424,102	$3,054,150	$(151,100)	$—	$5,329,458	$—	$5,329,458

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	For the Years Ended December 31,
	2014	2013	2012
Operating Activities:
Net Income	$163,090	$659,056	$388,073
Adjustments to Reconcile Net Income to Net Cash Provided By Continuing Operating Activities:
Net Loss (Income) from Discontinued Operations	5,687	(579,792)	(70,114)
Depreciation, Depletion and Amortization	571,191	461,122	427,115
Stock-Based Compensation	41,877	56,987	41,127
Gain on Sale of Assets	(43,601)	(67,480)	(282,006)
Loss on Debt Extinguishment	95,267	—	—
Deferred Income Taxes	(10,430)	(29,014)	10,899
Return on Equity Investment	102,174	—	—
Equity in Earnings of Affiliates	(49,791)	(33,133)	(27,048)
Changes in Operating Assets:
Accounts and Notes Receivable	(97,248)	135,970	(20,218)
Inventories	19,933	12,894	21,166
Prepaid Expenses	368	(3,219)	12,435
Changes in Other Assets	638	31,146	(7,041)
Changes in Operating Liabilities:
Accounts Payable	27,465	(99,944)	(23,918)
Accrued Interest	(9,868)	(87)	110
Other Operating Liabilities	195,431	(39,377)	(50,900)
Other	(41,477)	48,441	37,662
Net Cash Provided by Continuing Operations	970,706	553,570	457,342
Net Cash (Used In) Provided by Discontinued Operating Activities	(33,926)	105,206	270,771
Net Cash Provided by Operating Activities	936,780	658,776	728,113
Cash Flows from Investing Activities:
Capital Expenditures	(1,493,425)	(1,496,056)	(1,245,497)
Changes in Restricted Cash	—	68,673	(48,294)
Proceeds from Sales of Assets	356,836	483,969	645,621
Investments in Equity Affiliates	95,207	(35,712)	(23,451)
Net Cash Used in Continuing Operations	(1,041,382)	(979,126)	(671,621)
Net Cash Provided by (Used In) Discontinued Investing Activities	—	777,145	(328,789)
Net Cash Used in Investing Activities	(1,041,382)	(201,981)	(1,000,410)
Cash Flows from Financing Activities:
(Payments on) Proceeds from Miscellaneous Borrowings	(22,022)	(31,544)	16,195
(Payments on) Proceeds from Securitization Facility	—	(37,846)	37,846
Payments on Long-Term Notes, including Redemption Premium	(1,843,866)	—	—
Proceeds from Issuance of Long-Term Notes	1,859,920	—	—
Tax Benefit from Stock-Based Compensation	2,629	2,929	8,678
Dividends Paid	(57,506)	(85,832)	(142,278)
Proceeds from Issuance of Common Stock	15,016	3,727	8,278
Issuance of Treasury Stock	—	(2,151)	(9,485)
Debt Issuance and Financing Fees	—	—	(210)
Net Cash Used in Continuing Operations	(45,829)	(150,717)	(80,976)
Net Cash Used in Discontinued Financing Activities	—	(520)	(601)
Net Cash Used in Financing Activities	(45,829)	(151,237)	(81,577)
Net (Decrease) Increase in Cash and Cash Equivalents	(150,431)	305,558	(353,874)
Cash and Cash Equivalents at Beginning of Period	327,420	21,862	375,736
Cash and Cash Equivalents at End of Period	$176,989	$327,420	$21,862
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
Discontinued Operations:
Businesses to be divested are classified in the Consolidated Financial Statements as either discontinued operations or held for sale when the provision of Accounting Standards Codification (ASC) Topic 205 or ASC Topic 360 are met. For businesses classified as discontinued operations, the balance sheet amounts and results of operations are reclassified from their historical presentation to assets and liabilities of discontinued operations on the Consolidated Balance Sheet and to discontinued operations on the Consolidated Statements of Income and Cash Flows, respectively, for all periods presented. The gains or losses associated with these divested businesses are recorded in discontinued operations on the Consolidated Statements of Income. Additionally, the accompanying notes, including segment information, do not include the assets, liabilities, or operating results of businesses classified as discontinued operations for all periods presented. Management expects these businesses will be disposed of within one year, without any significant continuing involvement following their divestiture.
Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and various disclosures. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to other postretirement benefits, coal workers' pneumoconiosis, workers' compensation, salary retirement benefits, stock-based compensation, asset retirement obligations, deferred income tax assets and liabilities, contingencies, and the values of coal and gas reserves.
Cash and Cash Equivalents:
Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term securities with original maturities of three months or less.
Trade Accounts Receivable:
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. CONSOL Energy reserves for specific accounts receivable when it is probable that all or a part of an outstanding balance will not be collected, such as customer bankruptcies. Collectability is determined based on terms of sale, credit status of customers and various other circumstances. CONSOL Energy regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Reserves for uncollectible amounts were not material in the periods presented. In addition, there were no material financing receivables with a contractual maturity greater than one year at December 31, 2014 or 2013.

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
Property, Plant and Equipment:
CONSOL Energy uses the successful efforts method of accounting for gas producing activities. Costs of property acquisitions, successful exploratory, development wells and related support equipment and facilities are capitalized. Periodic valuation provisions for impairment of capitalized costs of unproved mineral interests are expensed. Costs of unsuccessful exploratory wells are expensed when such wells are determined to be non-productive, or if the determination cannot be made after finding sufficient quantities of reserves to continue evaluating the viability of the project. The costs of producing properties and mineral interests are amortized using the units-of-production method. Wells and related equipment and intangible drilling costs are also amortized on a units-of-production method. Units-of-production amortization rates are revised at least once per year, or more frequently if events and circumstances indicate an adjustment is necessary; such revisions are accounted for prospectively as changes in accounting estimates.

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

Airshafts and capitalized mine development associated with a coal reserve are amortized on a units-of-production basis as the coal is produced so that each ton of coal is assigned a portion of the unamortized costs. The Company employs this method to match costs with the related revenues realized in a particular period. Rates are updated when revisions to coal reserve estimates are made. Coal reserve estimates are reviewed when information becomes available that indicates a reserve change is needed, or at a minimum once per year. Any material effect from changes in estimates is disclosed in the period the change occurs. Amortization of development cost begins when the development phase is complete and the production phase begins. At an underground mine, the end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine's production capacity and is not considered to shift the mine into the production phase.

Coal reserves are controlled either through fee ownership or by lease. The duration of the leases vary; however, the lease terms generally are extended automatically through the exhaustion of economically recoverable reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests. The Company also makes advance payments (advanced mining royalties) to lessors under certain lease agreements that are recoupable against future production, and it makes payments that are generally based upon a specified rate per ton or a percentage of gross realization from the sale of the coal. The Company evaluates its properties periodically for impairment issues or whenever events or circumstances indicate that the carrying amount may not be recoverable.
Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production using the units-of-production method. Depletion of leased coal interests is computed using the units-of-

production method over proven and probable coal reserves. Advance mining royalties and leased coal interests are evaluated periodically, or at a minimum once per year, for impairment issues or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any revisions are accounted for prospectively as changes in accounting estimates.
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

Impairment of Long-lived Assets:

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The carrying value of the assets is then reduced to its estimated fair value which is usually measured based on an estimate of future discounted cash flows. Impairment of equity investments is recorded when indicators of impairment are present and the estimated fair value of the investment is less than the assets' carrying value. There was no impairment expense recognized for the years ended December 31, 2014, 2013, and 2012.

CONSOL Energy performs a quantitative annual impairment test over proven producing wells using the published NYMEX forward prices, timing, methods and other assumptions consistent with historical periods. Utilizing these assumptions, there were undiscounted cash flows in excess of book value. As a result, no further impairment procedures were required. The Company's conventional gas assets are quantitatively and qualitatively close to triggering impairment. If gas prices continue to decrease, an impairment of these assets is possible in the near future.

Capitalized costs of unproved gas properties are evaluated for recoverability on a prospective basis. Indicators of potential impairment include potential shifts in business strategy, overall economic factors and historical experience. If it is determined that the properties will not yield proved reserves, the related costs are expensed in the period the determination is made. Exploration expense was $23,356, $61,104 and $39,005 for the years ended December 31, 2014, 2013 and 2012, respectively, which was primarily related to lease expirations.
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

CONSOL Energy evaluates all tax positions taken on the state and federal tax filings to determine if the position is more likely than not to be sustained upon examination. For positions that do not meet the more likely than not to be sustained criteria, the Company determines, on a cumulative probability basis, the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. A previously recognized tax position is derecognized when it is subsequently determined that a tax position no longer meets the more likely than not threshold to be sustained. The evaluation of the sustainability of a tax position and the probable amount that is more likely than not is based on judgment, historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. The results of these estimates, that are not readily apparent from other sources, form the basis for recognizing an uncertain tax position liability. Actual results could differ from those estimates upon subsequent resolution of identified matters.
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
Postretirement Benefits Other Than Pensions:
Postretirement benefit obligations established by the Coal Industry Retiree Health Benefit Act of 1992 (the Health Benefit Act) are treated as a multi-employer plan which requires expense to be recorded for the associated obligations as payments are made. Postretirement benefits other than pensions, except for those established pursuant to the Health Benefit Act, are accounted for in accordance with the Retirement Benefits Compensation and Non-retirement Postemployment Benefits Compensation Topics of the Financial Accounting Standards Board (FASB) Accounting Standards Codification which requires employers to accrue the cost of such retirement benefits for the employees' active service periods. Such liabilities are determined on an actuarial basis and CONSOL Energy is primarily self-insured for these benefits. Differences between actual and expected results or changes in the value of obligations are recognized through Other Comprehensive Income.
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

Mine Closing, Reclamation and Gas Well Closing Costs:

CONSOL Energy accrues for mine closing costs, reclamation costs, perpetual water care costs and dismantling and removing costs of gas related facilities using the accounting treatment prescribed by the Asset Retirement and Environmental Obligations Topic of the FASB Accounting Standards Codification. This topic requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. Depreciation of the capitalized asset retirement cost is generally determined on a units-of-production basis. Accretion of the asset retirement obligation is recognized over time and generally will escalate over the life of the producing asset, typically as production declines. Accretion is included in Operating and Other Costs on the Consolidated Statements of Income. Asset retirement obligations primarily relate to the closure of mines and gas wells, which includes treatment of water and the reclamation of land upon exhaustion of gas and coal reserves.
Accrued mine closing costs, perpetual care costs, reclamation and costs of dismantling and removing gas-related facilities are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements.
Retirement Plans:
CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all salaried and non-represented hourly employees. The benefits for these plans are based primarily on years of service and employees' pay near retirement. These plans are accounted for using the guidance outlined in the Compensation - Retirement Benefits Topic of the FASB Accounting Standards Codification. The cost of these retiree benefits are recognized over the employees' service periods. CONSOL Energy uses actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Differences between actual and expected results or changes in the value of obligations and plan assets are recognized through Other Comprehensive Income.
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
CONSOL Energy sells gas to accommodate the delivery points of its customers. In general this gas is purchased at market price and re-sold on the same day at market price less a small transaction fee. These matching buy/sell transactions include a legal right of offset of obligations and have been simultaneously entered into with the counterparty which qualify for netting under the Nonmonetary Transactions Topic of the FASB Accounting Standards Codification and are therefore recorded net in the Consolidated Statements of Income in Production Royalty Interest and Purchased Gas line.
CONSOL Energy purchases gas produced by third parties at market prices less a fee. The gas purchased from third party producers is then resold to end users or gas marketers at current market prices. These revenues and expenses are recorded gross as Gas Royalty Interests and Purchased Gas Sales in the Consolidated Statements of Income. Purchased gas revenue is recognized when title passes to the customer. Purchased gas costs are recognized when title passes to CONSOL Energy from the third party producer.
Royalty Interest Gas Sales represent the revenues related to the portion of production sold by CONSOL Energy that belongs to royalty interest owners.
Freight Revenue and Expense:
Shipping and handling costs invoiced to coal customers and paid to third-party carriers are recorded as Freight-Outside Coal and Freight Expense, respectively.

Royalty Recognition:

Royalty expenses for gas rights are included in Production Royalty Interests and Purchased Gas Costs when the related revenue for the gas sale is recognized. Royalty expenses for coal rights are included in Cost of Goods Sold and Other Operating Charges when the related revenue for the coal sale is recognized. These royalty expenses are paid in cash in accordance with the terms of each agreement. Revenues for gas and coal sold related to production under royalty contracts, versus owned by CONSOL Energy, are recorded on a gross basis.

Contingencies:

From time to time, CONSOL Energy, or our subsidiaries, is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions, arising out of the normal course of business. Liabilities are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Estimates are developed through consultation with legal counsel involved in the defense of these matters and are based upon the nature of the lawsuit, progress of the case in court, view of legal counsel, prior experience in similar matters and management's intended response. Environmental liabilities are not discounted or reduced by possible recoveries from third parties. Legal fees associated with defending these various lawsuits and claims are expensed when incurred.

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

	For the Years Ended
	December 31,
	2014	2013	2012
Anti-Dilutive Options	358,731	1,976,549	2,411,963
Anti-Dilutive Restricted Stock Units	—	282,230	8,822
Anti-Dilutive Performance Share Units	—	—	445,847
Anti-Dilutive Performance Share Options	—	802,804	501,744
	358,731	3,061,583	3,368,376
The computations for basic and dilutive earnings per share are as follows:

	For the Years Ended
	December 31,
	2014	2013	2012
Income from Continuing Operations	168,777	79,264	317,959
Income (Loss) from Discontinuing Operations	(5,687)	579,792	70,114
Less: Net Loss Attributable to Noncontrolling Interest	—	(1,386)	(397)
Net income attributable to CONSOL Energy Inc. shareholders	$163,090	$660,442	$388,470
Weighted average shares of common stock outstanding:
Basic	229,994,407	228,728,628	227,593,524
Effect of stock-based compensation awards	1,585,871	1,349,314	1,548,243
Dilutive	231,580,278	230,077,942	229,141,767
Earnings per share:
Basic (Continuing Operations)	$0.73	$0.35	$1.40
Basic (Discontinuing Operations)	(0.02)	2.54	0.31
Total Basic	$0.71	$2.89	$1.71

Dilutive (Continuing Operations)	$0.73	$0.35	$1.39
Dilutive (Discontinuing Operations)	(0.03)	2.52	0.31
Total Dilutive	$0.70	$2.87	$1.70

Shares of common stock outstanding were as follows:

	2014	2013	2012
Balance, beginning of year	229,145,736	228,094,712	227,056,212
Issuance related to Stock-Based Compensation(1)	1,119,727	1,051,024	1,038,500
Balance, end of year	230,265,463	229,145,736	228,094,712

(1) See Note 19–Stock-Based Compensation for additional information.

Other Comprehensive Income (Loss):

Changes in Accumulated Other Comprehensive Income / (Loss) by component, net of tax, were as follows:

	Gains and Losses on Cash Flow Hedges	Postretirement Benefits	Total
Balance at December 31, 2013	$42,493	$(367,610)	$(325,117)
Other comprehensive income before reclassifications	97,316	84,441	181,757
Amounts reclassified from accumulated other comprehensive income	(18,288)	10,548	(7,740)
Other comprehensive income	79,028	94,989	174,017
Balance at December 31, 2014	$121,521	$(272,621)	$(151,100)

The following table shows the reclassification of adjustments out of Accumulated Other Comprehensive Loss:

	For the Years Ended December 31,
	2014	2013	2012
Derivative Instruments (Note 23)
Natural gas price swaps	$(28,753)	$(133,889)	$(310,743)
Tax benefit	10,465	53,990	121,484
Net of tax	$(18,288)	$(79,899)	$(189,259)
Actuarially Determined Long-Term Liability Adjustments*(Note 16 and Note 17)
Amortization of prior service costs	$(22,381)	$(32,164)	$(53,853)
Recognized net actuarial loss	46,155	86,481	106,299
Curtailment gains	(36,182)	—	—
Settlement loss	29,095	39,482	—
Total	16,687	93,799	52,446
Tax expense	(6,139)	(35,806)	(19,720)
Net of tax	$10,548	$57,993	$32,726

*Excludes amounts related to the remeasurement of the Actuarially Determined Long-Term Liabilities for the years ended December 31, 2014, December 31, 2013 and December 31, 2012. Excludes $258,250, net of tax, of reclassifications of adjustments out of accumulated other comprehensive income related to discontinued operations for the year ended December 31, 2013.

Accounting for Derivative Instruments:

CONSOL Energy enters into financial derivative instruments to manage its exposure to commodity price volatility. The derivatives are accounted for as an asset or a liability in the accompanying Consolidated Balance Sheets at their fair value using “Level Two” inputs, which is further defined in Note 22 - “Fair Value of Financial Instruments”. Changes in the fair values of derivatives are recorded in earnings unless special hedge accounting criteria are met. For derivatives designated as cash flow hedges, the effective portions of changes in the fair values of the derivatives are reported in Other Comprehensive Income or Loss (OCI) on the Consolidated Balance Sheets, net of tax, and reclassified into Natural Gas, NGLs and Oil Sales on the Consolidated

Statements of Income in the same period or periods in which the forecasted transactions affect earnings. Any ineffective portion of a hedge is recognized in earnings in the current period.
CONSOL Energy formally assesses both at inception of the hedge and on an ongoing basis whether each derivative is highly effective for the purpose of offsetting changes in the fair values or the cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, CONSOL Energy will discontinue hedge accounting prospectively.
On December 31, 2014, CONSOL Energy de-designated all of its derivative positions as hedging instruments. Subsequent changes in fair value will be recorded in current earnings. Deferred gains and losses in OCI as of that date will be recorded in earnings when the related physical transaction occurs or when it is determined that the physical transaction is no longer probable of occurring.
All of CONSOL Energy’s derivative instruments are subject to master netting arrangements with its counterparties, none of which currently require CONSOL Energy to post collateral for any of its hedges. However, as stated in the counterparty master agreements, if CONSOL Energy's obligations with one of its counterparties cease to be secured on the same basis as similar obligations with the other lenders under the credit facility, CONSOL Energy would be required to post collateral for hedges that are in a liability position in excess of defined thresholds. Each of CONSOL Energy's counterparty master agreements allows, in the event of default, the ability to elect early termination of outstanding contracts. If early termination is elected, CONSOL Energy and the applicable counterparty would net settle all open hedge positions.
CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties, whose creditworthiness is subject to continuing review. Historically, CONSOL Energy has not experienced any issues of non-performance by derivative counterparties.
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

Recent Accounting Pronouncements:

In June 2014, the Financial Accounting Standards Board (FASB) issued Update 2014-12 - Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The objective of the amendments in this update is to resolve the diverse accounting treatment of share-based payment awards. The amendments in this update apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in either (i) the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered or (ii) if the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period will reflect the number of awards that are expected to vest and will be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Management is currently still evaluating the impact this guidance may have on CONSOL Energy's operations.

In May 2014, the Financial Accounting Standards Board issued Update 2014-09 - Revenue from Contracts with Customers (Topic 606). The objective of the amendments in this update is to improve financial reporting by creating common revenue recognition guidance for accounting principles generally accepted in the United States (U.S. GAAP) and International Financial

Reporting Standards (IFRS). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information, both qualitative and quantitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Management believes adoption of this new guidance will not have a material impact on CONSOL Energy's financial statements.

In April 2014, the Financial Accounting Standards Board issued Update 2014-08 - Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The objective of the amendments in this update is to change the criteria for reporting discontinued operations and enhance convergence of the FASB's and the International Accounting Standards Board's (IASB) reporting requirements for discontinued operations. The amendments in this update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The amendments in this update require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. The amendments in this update also require additional disclosures about discontinued operations. Public business entities must apply the amendments in this update prospectively to both of the following: (1) All disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years; (2) All businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. Management believes adoption of this new guidance will not have a material impact on CONSOL Energy's financial statements.

Reclassifications:

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2014, respectively, with no effect on previously reported net income or stockholders' equity.

Subsequent Events:

The Company has evaluated all subsequent events through the date the financial statements were issued. No material recognized or non-recognizable subsequent events were identified.

NOTE 2—DISCONTINUED OPERATIONS:
In December 2013, CONSOL Energy completed the sale of its Consolidation Coal Company (CCC) subsidiary, which included all five of its longwall coal mines in West Virginia, to a subsidiary of Murray Energy Corporation (Murray Energy). CONSOL Energy retained overriding royalty interests in certain reserves sold in the transaction. Murray Energy also assumed $2,050,656 of CONSOL Energy's employee benefit obligations valued as of December 5, 2013 and its UMWA 1974 Pension Trust obligations. Murray Energy is primarily liable for all 1993 Coal Act liabilities. Cash proceeds of $825,285 were received related to this transaction, which were net of $24,715 in transaction fees. A pre-tax gain of $1,035,346 was included in Income from Discontinued Operations on the Consolidated Statement of Income. In the first quarter of 2014, there was a pre-tax reduction in gain on sale of $7,044 related to the estimated working capital adjustment and various other miscellaneous items.
For all periods presented in the accompanying Consolidated Statement of Income, the sale of CCC is classified as discontinued operations. There were no other active businesses classified as discontinued operations in the three-year period ended December 31, 2014.
In late 2013, CONSOL Energy reclassified CCC to discontinued operations based on the decision to divest the business. The Consolidated Financial Statements for all periods presented were reclassified to reflect the business in discontinued operations. The divestiture of the CCC was completed on December 5, 2013.

The following table details selected financial information for the divested business included within discontinued operations:

	For the Years Ended December 31,
	2014	2013	2012
Sales	$—	$2,598,875	$1,717,926
(Loss) Income from discontinued operations before income taxes	$(7,044)	$969,685	$90,587
Income taxes benefit (expense)	1,357	(389,893)	(20,473)
(Loss) Income from discontinued operations	$(5,687)	$579,792	$70,114

There were no remaining major classes of assets or liabilities of discontinued operations at December 31, 2014. At December 31, 2013 current liabilities of discontinued operations were $ 28,239.

NOTE 3—ACQUISITIONS AND DISPOSITIONS:
On December 29, 2014, CNX Gas Company LLC (CNX Gas Company), a wholly-owned subsidiary of CONSOL Energy, finalized an agreement with Columbia Energy Ventures to sublease approximately 20,000 acres of Utica Shale and Upper Devonian gas rights in Greene and Washington Counties in Pennsylvania and Marshall and Ohio Counties in West Virginia. Up-front bonus consideration of up to $96,106 will be paid by CONSOL Energy over the next five years as drilling occurs in addition to royalties, of which $49,533 is recorded in Other Current Liabilities and $40,286 is recorded on a discounted basis in Other Long-Term Liabilities.

On December 18, 2014, CNX Gas Company sold approximately 1,700 net Utica Shale acres in Marshall County, West Virginia, for cash consideration of $25,337, all of which was recorded in Gain on Sale of Assets in CONSOL Energy’s Consolidated Statement of Income.

On December 18, 2014, CONSOL Energy sold surface land at its Burning Star 5 properties in Franklin, Jackson, and Williamson Counties, Illinois to an unrelated third party for cash proceeds of $24,566. CONSOL Energy recorded a net gain on the sales of $22,085, which was included in Gain on Sale of Assets in the Consolidated Statement of Income.

On December 12, 2014, CONSOL Energy completed the sale of its industrial supplies subsidiary, to an unrelated third party for expected net proceeds of approximately $51,000, of which $44,035 was received and included in cash flows from investing activities during the year ended December 31, 2014. In connection with the sale, CONSOL Energy signed a supply agreement under which, among other things, it will continue to purchase certain goods exclusively from the new entity for a period of at least three years. CONSOL Energy could also receive up to an additional $6,000 of cash consideration in the future, which has not been recognized in the consolidated financial statements as it is subject to future events. CONSOL Energy recorded a net loss on the sale of $30,845, which was included in Gain on Sale of Assets in the Consolidated Statement of Income.

In March 2014, CONSOL Energy completed a sale-leaseback of longwall shields for the Harvey Mine (formerly the BMX Mine Cash proceeds for the sale offset the basis of $75,357; therefore, no gain or loss was recognized on the sale. The five- year lease has been accounted for as an operating lease.

In December 2013, CONSOL Energy acquired the gas drilling rights to approximately 90,000 contiguous acres from Dominion Transmission, a unit of Dominion Resources. The acreage, which is associated with Dominion’s Fink-Kennedy, Lost Creek, and Racket Newberne gas storage fields in West Virginia, lies in the northern portion of Lewis County and the southern portion of Harrison County. CONSOL anticipates that over one-half of the acres will have wet gas. CONSOL Energy has acquired the gas rights to both the Marcellus Shale and the Upper Devonian formations in the storage fields. Consideration of up to $190,000 will be paid by CONSOL Energy in two installments: 50% was paid at closing and the balance is due over time as the acres are drilled.  In addition, CONSOL Energy will pay an overriding royalty to Dominion Resources based on a sliding scale. Finally, CONSOL Energy has committed to be an anchor shipper on Dominion’s transmission system, with the specific terms to be negotiated at a future date. CONSOL Energy paid $91,243 in 2013 related to this transaction. In the year ended December 31, 2014, CONSOL Energy made an additional bonus payment of $16,000 to Dominion Transmission. Following the acquisition by CONSOL Energy, Noble Energy Inc., our joint venture partner, acquired 50% of the acres and reimbursed CONSOL Energy for 50% of the associated costs.

In August 2013, CONSOL Energy completed the sale of its 50% interest in the CONSOL Energy/Devon Energy joint venture in Alberta, Canada. The properties and coal leases included were those related to Grassy Mountain, Bellevue, Adanac, and Lynx Creek (Crowsnest Pass). Cash proceeds for the sale were $24,764. A gain of $15,260 was included in Gain on Sale of Assets in the Consolidated Statement of Income.

In June 2013, CONSOL Energy completed the sale of Potomac coal reserves in Grant and Tucker Counties in West Virginia. Cash proceeds for the sale were $25,000. A gain of $24,663 was included in Gain on Sale of Assets in the Consolidated Statement of Income.

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

In March 2013, CNX Gas Company, a wholly owned subsidiary of CONSOL Energy, completed negotiations with the Allegheny County Airport Authority, which operates the Pittsburgh International Airport and the Allegheny County Airport, for the lease of the oil and gas rights on approximately 9.3 thousand acres. A majority of these contiguous acres are in the liquids area of the Marcellus Shale play. CNX Gas Company paid $46,315 as an up-front bonus payment at closing. At December 31, 2014, approximately 7.6% of the bonus payment continues to be held in escrow while negotiations continue for a portion of the acres associated with the Allegheny County Airport and other acres that have potentially defective title. CNX Gas Company must spud a well by February 21, 2015 and proceed with due diligence to complete the well or the lease terminates and CNX Gas Company forgoes the bonus. Our joint venture partner, Noble Energy Inc., has acquired a 50% interest in the acreage and accordingly, reimbursed CNX Gas Company for 50% of the associated costs during the year ended December 31, 2013.

On December 21, 2012, CONSOL Energy completed the disposition of its non-producing Ram River & Scurry Ram assets in Western Canada which consisted of 36 thousand acres of coal lands. In December 2012, cash proceeds of $51,869 were received related to this transaction. These proceeds were net of $637 in transaction fees. Additionally, a note receivable was recognized in 2012 related to the two additional cash payments to be received in June 2013 and June 2014. Payment of $25,500 was received in June 2013 and payment of $24,500 was received in June 2014. The gain on the transaction was $89,943 and was included in Gain on Sale of Assets in the Consolidated Statement of Income for the year ended December 31, 2012.

On June 29, 2012, CONSOL Energy completed the disposition of its non-producing Northern Powder River Basin assets in southern Montana and northern Wyoming for cash proceeds of $169,500. The assets consisted of CONSOL Energy's 50% interest in Youngs Creek Mining Company LLC, CONSOL Energy's 50% interest in CX Ranch and related properties in and around Sheridan, Wyoming. The gain on the transaction was $150,677 and is included in Gain on Sale of Assets in the Consolidated Statement of Income for the year ended December 31, 2012. Additionally, CONSOL Energy retained an 8% production royalty interest on approximately 200 million tons of permitted fee coal.

On April 4, 2012, CONSOL Energy completed the disposition of its non-producing Elk Creek property in southern West Virginia, which consisted of 20 thousand acres of coal lands and surface rights, for proceeds of $26,000. The gain on the transaction was $11,235 and is included in Gain on Sale of Assets in the Consolidated Statement of Income for the year ended December 31, 2012.

NOTE 4—MISCELLANEOUS OTHER INCOME:

	For the Years Ended December 31,
	2014	2013	2012
Equity in earnings of affiliates	$49,791	$33,133	$27,048
Rental income	45,061	3,518	3,706
Coal contract settlement	30,000	—	—
Gathering revenue	29,558	7,019	5,866
Royalty income	19,653	16,906	16,853
Right of way issuance	7,333	4,536	3,966
Interest income	2,303	15,889	28,937
Excess distribution from Equity Affiliate	1,319	—	—
Service income	1,188	3,085	3,203
PA Turnpike settlement	—	9,000	—
Business interruption insurance	—	5,445	2,300
Other	20,897	12,952	21,291
Total Other Income	$207,103	$111,483	$113,170

NOTE 5—INTEREST EXPENSE:

	For the Years Ended December 31,
	2014	2013	2012
Interest on debt	$239,984	$260,233	$256,800
Interest on other payables, net	(2,847)	2,682	1,296
Interest capitalized	(13,573)	(43,717)	(38,054)
Total Interest Expense	$223,564	$219,198	$220,042

Interest on other payables for the years ended December 31, 2014 and December 31, 2012 includes a reversal of interest expense of $6,200 and $543, respectively, related to uncertain tax positions. Interest on other payables for the year ended December 31, 2013 includes interest expense of $1,369 related to uncertain tax positions. See Note 7–Income Taxes, for further discussion.

NOTE 6— STOCK REPURCHASE:

In December 2014, CONSOL Energy’s Board of Directors approved a stock repurchase program under which CONSOL Energy may purchase from time to time up to $250,000 of its common stock over the next two years.  Under the terms of the program, CONSOL Energy may make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs.  Any repurchases of common stock will be funded from available cash on hand or short-term borrowings. The program does not obligate CONSOL Energy to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion.   The program will be conducted in compliance with applicable legal requirements and with the limits imposed by any credit agreement, receivables purchase agreement or indenture and shall be subject to market conditions and other factors. No purchases were made under this program through December 31, 2014.

NOTE 7—INCOME TAXES:

Income tax expense (benefit) provided on earnings from continuing operations consisted of:

	For The Years Ended December 31,
	2014	2013	2012
Current:
U.S. Federal	$15,625	$6,729	$44,727
U.S. State	7,741	(10,904)	1,508
Non-U.S.	1,411	—	31,594
	24,777	(4,175)	77,829
Deferred:
U.S. Federal	(10,697)	(32,125)	23,300
U.S. State	267	(4,651)	(14,166)
Non-U.S.	—	7,762	1,765
	(10,430)	(29,014)	10,899

Total Income Tax Expense (Benefit)	$14,347	$(33,189)	$88,728

The components of the net deferred tax liabilities are as follows:

	December 31,
	2014	2013
Deferred Tax Assets:
Postretirement benefits other than pensions	$283,188	$337,836
Mine closing	63,640	37,306
Alternative minimum tax	152,149	159,933
Pneumoconiosis benefits	45,926	44,580
Workers' compensation	32,949	31,008
Salary retirement	43,505	14,330
Net operating loss	49,638	168,658
Mine subsidence	38,456	35,655
Reclamation	14,380	20,978
Capital lease	19,267	22,489
Equity Partnerships	28,316	—
Other	159,300	160,567
Total Deferred Tax Assets	930,714	1,033,340
Valuation Allowance**	(6,096)	(7,532)
Net Deferred Tax Assets	924,618	1,025,808

Deferred Tax Liabilities:
Property, plant and equipment	(1,065,791)	(954,007)
Gas hedge	(74,898)	(27,741)
Advance mining royalties	(37,621)	(38,105)
Equity Partnerships	—	(27,431)
Other	(5,331)	(9,864)
Total Deferred Tax Liabilities	(1,183,641)	(1,057,148)

Net Deferred Tax Liability	$(259,023)	$(31,340)
**Valuation allowance of $(6,096) has been allocated to long-term deferred tax asset for 2014. Valuation allowance of $(7,532) has been allocated to long-term deferred tax asset for 2013.

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. At December 31, 2014 and 2013, positive evidence considered included financial and tax earnings generated over the past three years for certain subsidiaries, future income projections based on existing fixed price contracts and forecasted expenses, reversals of financial to tax temporary differences and the implementation of and/or ability to employ various tax planning strategies. Negative evidence included financial and tax losses generated in prior periods and the inability to achieve forecasted results for those periods. CONSOL Energy continues to report, on an after federal tax basis, a deferred tax asset related to state operating losses of $49,638 with a related valuation allowance of $6,080 at December 31, 2014. The deferred tax asset related to state operating losses, on an after tax adjusted basis, was $51,765 with a related valuation allowance of $7,528 at December 31, 2013. A review of positive and negative evidence regarding these tax benefits concluded that the valuation allowances for various CONSOL Energy subsidiaries was warranted. The net operating losses expire at various times between 2015 and 2033.

The deferred tax assets attributable to future deductible temporary differences for certain CONSOL Energy subsidiaries with histories of financial and tax losses were also reviewed for positive and negative evidence regarding the realization of the deferred tax assets. A valuation allowance of $16 and $4 on an after federal tax adjusted basis, has also been recorded for 2014 and 2013 respectively. Management will continue to assess the potential for realizing deferred tax assets based upon income forecast data and the feasibility of future tax planning strategies and may record adjustments to valuation allowances against deferred tax assets in future periods, as appropriate, that could materially impact net income.

During 2014, the deferred tax asset relating to federal alternative minimum tax decreased $7,784. This change was due to 2014 business activity, the 2013 accrual to 2013 return adjustments, the settlement of the 2008 and 2009 IRS audit, and the foreign tax credit claimed on amended returns.

The following is a reconciliation stated as a percentage of pretax income, of the United States statutory federal income tax rate to CONSOL Energy's effective tax rate:

	For the Years Ended December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$64,093	35.0%	$16,126	35.0%	$142,340	35.0%
Excess tax depletion	(43,140)	(23.6)	(51,104)	(110.9)	(49,572)	(12.2)
Effect of medicare prescription drug, improvement and modernization act of 2003	631	0.3	2,112	4.6	2,112	0.5
Effect of domestic production activities	(1,522)	(0.8)	5,680	12.3	(7,215)	(1.8)
Federal and state tax accrual to tax return reconciliation	(8,331)	(4.5)	(1,406)	(3.1)	6,004	1.5
IRS and state tax examination settlements	(5,124)	(2.8)	3	—	(925)	(0.2)
Net effect of state income taxes	5,249	2.9	(2,399)	(5.2)	(8,737)	(2.1)
Effect of releasing valuation allowance	(1,436)	(0.8)	(4,659)	(10.1)	—	—
Effect of foreign tax	1,411	0.8	—	—	1,765	0.4
Other	2,516	1.3	2,458	5.3	2,956	0.7
Income Tax Expense / Effective Rate	$14,347	7.8%	$(33,189)	(72.1)%	$88,728	21.8%

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits is as follows:

	For the Years Ended
	December 31,
	2014	2013
Balance at beginning of period	$34,786	$34,786
Increase in unrecognized tax benefits resulting from tax positions taken during current period	—	—
Increase (decrease) in unrecognized tax benefits resulting from tax positions taken during prior periods	4,265	—
Reduction in unrecognized tax benefits as a result of the lapse of the applicable statute of limitations	(2,540)	—
Reduction of unrecognized tax benefits as a result of a settlement with taxing authorities	(32,246)	—
Balance at end of period	$4,265	$34,786
If these unrecognized tax benefits were recognized, $4,265 and $2,071 at December 31, 2014 and December 31, 2013 respectively, would have affected CONSOL Energy's effective income tax rate.

CONSOL Energy and its subsidiaries file income tax returns in the U.S. federal, various states and Canadian jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2010.

In 2014, CONSOL Energy recognized a reduction in unrecognized tax benefits. The IRS completed its audit of tax years 2008 and 2009 in 2014. Also, during 2014, the statute of limitations for assessing additional income tax deficiencies expired for certain tax years in several state tax jurisdictions. The expiration of the statute of limitations for these years resulted in an $2,071 benefit to net income for CONSOL Energy's total uncertain income tax positions for the twelve-month period.

CONSOL Energy recognizes interest accrued related to unrecognized tax benefits in its interest expense. At December 31, 2014 there was no accrued interest related to unrecognized tax positions. As of December 31, 2013, the Company had an accrued liability of $6,200 for interest related to uncertain tax positions, which was reversed and resulted in a benefit to income for the year ended December 31, 2014. Interest expense of $1,369 was recorded in the Company's Consolidated Statements of Income for the year ended December 31, 2013. During the year ended December 31, 2014, CONSOL Energy paid $835 and $141 of interest related to income tax deficiencies for tax years 2008 and 2009, respectively.

CONSOL Energy recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. As of December 31, 2014 and 2013, there were no accrued penalties recognized.

NOTE 8—MINE CLOSING, RECLAMATION & GAS WELL CLOSING:
CONSOL Energy accrues for reclamation, mine closing costs, perpetual water care costs and dismantling and removing costs of gas related facilities using the accounting treatment prescribed by the Asset Retirement and Environmental Obligations Topic of the FASB Accounting Standards Codification. CONSOL Energy recognizes capitalized asset retirement costs by increasing the carrying amount of related long-lived assets. The obligation for asset retirements is included in Mine Closing, Reclamation, Gas Well Closing and Other Accrued Liabilities on the Consolidated Balance Sheets.
The reconciliation of changes in the asset retirement obligations at December 31, 2014 and 2013 is as follows:

	As of December 31,
	2014	2013
Balance at beginning of period	$600,875	$539,177
Accretion expense	42,608	41,909
Payments	(52,339)	(38,198)
Revisions in estimated cash flows	(2,069)	42,558
Other	(13,546)	15,429
Balance at end of period	$575,529	$600,875
For the year ended December 31, 2014, Other includes $(9,221) related to the disposition of the non-producing Hamilton Nos. 1 and 2 Mines (see Note 3 - Acquisitions and Dispositions), and $(4,325) related to the completion of this transfer of permits at the former Jones Fork Mines. For the year ended December 31, 2013, Other includes $15,429 related to a contractual agreement between CONSOL Energy and Murray Energy whereby CONSOL Energy will retain the obligation of water treatment at sixteen locations sold to Murray Energy.

NOTE 9—INVENTORIES:
Inventory components consist of the following:

	December 31,
	2014	2013
Coal	$19,242	$31,944
Merchandise for resale	—	38,263
Supplies	82,631	87,707
Total Inventories	$101,873	$157,914

During the year ended December 31, 2014, CONSOL Energy sold its wholly owned subsidiary that accounted for its entire merchandise for resale balance, which was valued using the LIFO cost method. The excess of replacement cost of merchandise for resale inventories over carrying LIFO value was $18,836 at December 31, 2013 (See Note 3 - Acquisitions and Dispositions for details of the sale).

NOTE 10—ACCOUNTS RECEIVABLE SECURITIZATION:
CONSOL Energy and certain of its U.S. subsidiaries are party to a trade accounts receivable facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. The receivables facility expires in March 2015. It allows CONSOL Energy to receive, on a revolving basis, up to $125,000, subject to receivables eligibility criteria. CONSOL Energy may also issue letters of credit against the facility, which decreases the amount available to draw upon.
CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, buys and sells eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation, who in turn sells these receivables to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the pool of trade receivables. This retained interest, which is included in Accounts and Notes Receivable Trade in the Consolidated Balance Sheets, is recorded at fair value. Due to a short average collection cycle for such receivables, CONSOL Energy's collection experience history and the composition of the designated pool of trade accounts receivable that are part of this program, the fair value of its retained interest approximates the total amount of the designated pool of accounts receivable. CONSOL Energy will continue to service the sold trade receivables for the financial institutions for a fee based upon market rates for similar services.
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
At December 31, 2014 and December 31, 2013, eligible accounts receivable totaled $77,800 and $115,000, respectively. After taking into account outstanding letters of credit of $60,230 and $66,054, there remained $17,570 and $48,945 in subordinated retained interest at December 31, 2014 and December 31, 2013, respectively. CONSOL Energy management believes that the letters of credit will expire without being funded, and therefore the commitments will not have a material adverse effect on the Company's financial condition. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements.
There were no borrowings under the securitization facility recorded on the Consolidated Balance Sheets at December 31, 2014 or December 31, 2013. The Company drew $37,846 on the accounts receivable securitization facility in the year ended December 31, 2012, which was subsequently repaid in full the following year. These changes are reflected in the Net Cash Used In Financing Activities in the Consolidated Statement of Cash Flows.
The cost of funds under this facility is based upon LIBOR and commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $892, $1,737 and $1,723 for the years ended December 31, 2014, 2013 and 2012, respectively. These costs have been recorded as financing fees which are included in Other Costs - Miscellaneous Operating Expense in the Consolidated Statements of Income. No servicing asset or liability has been recorded at December 31, 2014.

NOTE 11—PROPERTY, PLANT AND EQUIPMENT:

	December 31,
	2014	2013
Coal & other plant and equipment	3,726,514	3,681,051
Intangible drilling cost	2,798,394	1,937,336
Proven properties	1,768,007	1,670,404
Unproven properties	1,540,835	1,463,406
Coal properties and surface lands	1,358,306	1,404,056
Gathering equipment	1,088,238	1,058,008
Wells and related equipment	716,748	688,548
Airshafts	468,924	397,466
Leased coal lands	263,946	393,372
Coal advance mining royalties	386,245	381,348
Mine development	414,501	354,607
Other gas assets	123,539	126,239
Gas advance royalties	20,580	22,668
Total Property, Plant and Equipment	14,674,777	13,578,509
Less Accumulated Depreciation, Depletion and Amortization	4,512,305	4,136,247
Total Net Property, Plant and Equipment	$10,162,472	$9,442,262
The following assets are amortized using the units-of-production method. Amounts reflect properties where mining or drilling operations have not yet commenced and therefore, are not being amortized for the years ended December 31, 2014 and 2013, respectively.

	December 31,
	2014	2013
Unproven gas properties	$1,540,835	$1,463,406
Coal properties	477,444	273,242
Mine development	11,984	238,356
Leased coal lands	50,044	99,506
Coal advance mining royalties	52,009	48,043
Airshafts	52,194	38,794
Gas advance royalties	20,580	22,668
Total	$2,205,090	$2,184,015

As of December 31, 2014 and 2013, plant and equipment includes gross assets under capital lease of $87,055 and $96,015, respectively. For the years ended December 31, 2014 and 2013, the E&P division maintains a capital lease for the Jewell Ridge Pipeline of $66,919, which is included in Gas gathering equipment. For the years ended December 31, 2014 and 2013, the E&P division also maintains a capital lease for vehicles of $10,207 and $10,652, respectively, which are included in Other gas assets. For the years ended December 31, 2014 and 2013, the All Other segment maintains capital leases for vehicles and computer equipment of $9,929 and $18,444, respectively, which are included in Coal and other plant and equipment. Accumulated amortization for capital leases was $49,735 and $50,371 at December 31, 2014 and 2013, respectively. Amortization expense for capital leases is included in Depreciation, Depletion and Amortization in the Consolidated Statements of Income. See Note 15–Leases for further discussion of capital leases.

Industry Participation Agreements

CONSOL Energy has two significant industry participation agreements (referred to as "joint ventures" or "JVs") that provided drilling and completion carries for our retained interests.

CNX Gas Company is party to a joint development agreement with Hess Ohio Developments, LLC (Hess) with respect to approximately 153 thousand net Utica Shale acres in Ohio in which each party has a 50% undivided interest. Under the agreement, as amended, Hess is obligated to pay a total of approximately $335,000 in the form of a 50% drilling carry of certain CONSOL Energy working interest obligations as the acreage is developed. As of December 31, 2014, Hess’ remaining carry obligation is $99,474.

CNX Gas Company is party to a joint development agreement with Noble Energy, Inc. (Noble) with respect to approximately 702 thousand net Marcellus Shale oil and gas acres in West Virginia and Pennsylvania, in which each party owns a 50% undivided interest. Under the agreement, as amended, Noble Energy is obligated to pay a total of approximately $1,846,000 in the form of a one-third drilling carry of certain of CONSOL Energy’s working interest obligations as the property is developed, subject to certain limitations. These limitations include the suspension of the carry if average Henry Hub natural gas prices are below $4.00 per million British thermal units (MMbtu) for three consecutive months. The carry was in effect from March 1, 2014, and remained effective until November 1, 2014 when average natural gas prices had been below $4.00/MMbtu for the three prior months and continues to be suspended. Restrictions also include a $400,000 annual maximum on Noble Energy's carried cost obligation. As of December 31, 2014, Noble Energy’s remaining carry obligation is approximately$1,627,065.

NOTE 12—SHORT-TERM NOTES PAYABLE:

CONSOL Energy entered into a new Amended and Restated Credit Agreement dated June 18, 2014 for a $2,000,000 senior secured revolving credit facility which expires on June 18, 2019. The credit facility allows for up to $2,000,000 of borrowings, which includes a $750,000 letters of credit sub-limit. CONSOL Energy can request an additional $500,000 in the aggregate borrowing limit amount. The new senior revolving credit facility replaced CONSOL Energy's $1,000,000 senior secured revolving credit facility which had been entered into as of April 12, 2011 and amended and restated on December 5, 2013 and the $1,000,000 senior secured revolving credit facility of CNX Gas Corporation and its subsidiaries that had been entered into as of April 12, 2011. The new senior secured revolving credit facility resulted in the acceleration of previously deferred financing charges of $2,989 during the year ended December 31, 2014.

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

The facility contains a number of affirmative and negative covenants that limit the Company's ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends, merge with another corporation and amend, modify or restate the senior unsecured notes. The facility also requires that CONSOL Energy maintain a minimum interest coverage ratio of 2.50 to 1.00 and a minimum current ratio of 1.00 to 1.00, each of which are measured quarterly. At December 31, 2014, the interest coverage ratio was 4.90 to 1.00 and the current ratio was 2.42 to 1.00. Further, the credit facility allows unlimited investments in joint ventures for the development and operation of gas gathering systems and permits CONSOL Energy to separate its gas and coal businesses if the leverage ratio (which, is essentially, the ratio of debt to EBITDA) of the E&P business immediately after the separation would not be greater than the 2.75 to 1.00.

At December 31, 2014, the $2,000,000 facility had no borrowings outstanding and $244,418 of letters of credit outstanding, leaving $1,755,582 of unused capacity. At December 31, 2013, the prior CONSOL Energy $1,000,000 facility had no borrowings outstanding and $206,988 of letters of credit outstanding, leaving $793,012 of unused capacity. At December 31, 2013, the prior CNX Gas Corporation $1,000,000 facility had no borrowings outstanding and $87,643 of letters of credit outstanding, leaving $912,357 of unused capacity.

NOTE 13—OTHER ACCRUED LIABILITIES:

	December 31,
	2014	2013
Subsidence liability	$103,343	$98,573
Royalties	52,456	34,110
Accrued Interest	51,404	63,600
Columbia Energy Ventures Majorsville Sublease	49,533	—
Accrued payroll and benefits	37,293	38,953
Short-term incentive compensation	36,272	30,371
Accrued other taxes	17,951	26,305
Uncertain income tax positions	—	28,530
Other	100,284	87,407
Current portion of long-term liabilities:
Postretirement benefits other than pensions	57,279	60,847
Mine closing	32,222	30,320
Gas well closing	21,286	23,971
Workers' compensation	15,122	15,014
Salary retirement	9,339	4,593
Pneumoconiosis benefits	9,156	9,211
Reclamation	6,075	9,552
Long-term disability	3,957	4,340
Total Other Accrued Liabilities	$602,972	$565,697

NOTE 14—LONG-TERM DEBT:

	December 31,
	2014	2013
Debt:
Senior notes due April 2017 at 8.00%, issued at par value	$—	$1,500,000
Senior notes due April 2020 at 8.25%, issued at par value	1,014,800	1,250,000
Senior notes due March 2021 at 6.375%, issued at par value	250,000	250,000
Senior notes due April 2022 at 5.875% including Amortization of Bond Premium	1,856,506	—
MEDCO revenue bonds in series due September 2025 at 5.75%	102,865	102,865
Advance royalty commitments (7.91% and 7.93% weighted average interest rate for December 31, 2014 and 2013, respectively)	13,473	11,182
Other long-term notes maturing at various dates through 2031 (total value of $4,473 and $5,923 less unamortized discount of $643 and $1,050 at December 31, 2014 and December 31,2013, respectively).	3,830	4,873
	3,241,474	3,118,920
Less amounts due in one year *	5,052	2,957
Long-Term Debt	$3,236,422	$3,115,963

* Excludes current portion of Capital Lease Obligations of $7,964 and $8,498 at December 31, 2014 and December 31, 2013, respectively.

Annual undiscounted maturities on long-term debt during the next five years are as follows:

Year ended December 31,	Amount
2015	$4,480
2016	4,454
2017	2,944
2018	1,266
2019	904
Thereafter	3,235,692
Total Long-Term Debt Maturities	$3,249,740
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

NOTE 15—LEASES:
CONSOL Energy uses various leased facilities and equipment in our operations. Future minimum lease payments under capital and operating leases, together with the present value of the net minimum capital lease payments, at December 31, 2014, are as follows:

	Capital	Operating
	Leases	Leases
Year Ended December 31,
2015	$11,074	$104,232
2016	9,761	94,421
2017	8,774	87,210
2018	8,269	60,705
2019	7,511	25,068
Thereafter	13,483	78,954
Total minimum lease payments	$58,872	$450,590
Less amount representing interest (1.50% – 7.36%)	11,452
Present value of minimum lease payments	47,420
Less amount due in one year	7,964
Total Long-Term Capital Lease Obligation	$39,456

Rental expense under operating leases was $126,078, $90,128, and $83,064 for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, certain of the above operating leases for mining equipment were subleased to third parties. The following represents the minimum rental payments for those operating subleases:

2015	2016	2017	2018	2019	Thereafter	Total
$26,685	$26,685	$26,685	$26,685	$13,343	$—	$120,083

CONSOL Energy leases certain owned mining equipment to a third party under operating leases. The owned equipment included in gross property, plant and equipment was $31,059, with $6,212 accumulated depreciation at December 31, 2014.

At December 31, 2014, scheduled minimum rental payments for operating leases related to this equipment were as follows:

2015	2016	2017	2018	2019	Thereafter	Total
$8,561	$7,637	$4,496	$2,992	$1,701	$627	$26,014

NOTE 16—PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:
Pension:

CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all salaried and non-represented hourly employees. The benefits for these plans are based primarily on years of service and employees' pay near retirement. CONSOL Energy's qualified pension plan allows for lump-sum distributions of benefits earned up until December 31, 2005, at the employees' election. On September 30, 2014, the qualified pension plan was amended to reduce future accruals of pension benefits as of December 31, 2014. The plan amendment called for a hard freeze of the defined benefit pension plan on December 31, 2014 for employees who were under age 40 or had less than 10 years of service as of September 30, 2014. In addition, employees hired or rehired on or after October 1, 2014 are not eligible to participate in the plan; however, beginning January 1, 2015, the Company will contribute an additional 3% of eligible compensation into the 401(k) plan accounts for these affected employees. Employees who were age 40 or over and had at least 10 years of service as of September 30, 2014 will continue in the defined benefit pension plan unchanged. The modifications to the pension plan resulted in a $21,624 curtailment in the pension liability with a corresponding adjustment of $13,659 in Other Comprehensive Income, net of $7,965 in deferred taxes. Additionally, a curtailment gain of $549 was recognized with a corresponding adjustment of $347 in Other Comprehensive Income, net of $202 in deferred taxes.

According to the Defined Benefit Plans Topic of the FASB Accounting Standards Codification, if the lump sum distributions made for the plan year, which for CONSOL Energy is January 1 to December 31, exceed the total of the projected service cost and interest cost for the plan year, settlement accounting is required. Lump sum payments from the pension plan exceeded this threshold during the years ended December 31, 2014 and 2013. Accordingly, CONSOL Energy recognized expense of $29,095 and $39,482 for the years ended December 31, 2014 and 2013, respectively, in Miscellaneous Operating Expense in the Consolidated Statements of Income. The settlement charges represented a pro rata portion of the net unrecognized loss based on the percentage reduction in the projected benefit obligation due to the lump sum payments. The settlement charges noted above also resulted in remeasurements of the pension plan throughout 2014 and 2013.

Other Postretirement Benefit Plans:

Certain subsidiaries of CONSOL Energy provide medical, prescription drug, and life insurance benefits to retired employees not covered by the Coal Industry Retiree Health Benefit Act of 1992 (the OPEB Plans). The medical plans contain certain cost sharing and containment features, such as deductibles, coinsurance, health care networks and coordination with Medicare. Also, salaried retirees contribute a target of 20% of the medical plan operating costs. Contributions may be higher, dependent on either years of service or a combination of age and years of service at retirement. Prospective annual cost increases of up to 6% will be shared by CONSOL Energy and the participants based on their age and years of service at retirement. Annual cost increases in excess of 6% will be the responsibility of the participants. The eligibility requirements to participate in these plans are as follows:

•	Represented hourly retirees are eligible to participate based upon the terms of the National Bituminous Coal Wage Agreement of 2011 or "The Coal Act."

•
For salaried or non-represented hourly retirees hired before January 1, 2007 that did not work in a corporate or operational support position, the eligibility requirement is either age 55 with 20 years of service or age 62 with 15 years of service for traditional retiree health coverage.

•
Salaried or non-represented hourly retirees hired or re-hired on or after January 1, 2007 that did not work in a corporate or operational support position receive a retiree medical spending allowance of $2,250 per year for each year of service at retirement.

•
Retirees who worked in corporate or operational support positions at retirement receive a fixed annual retiree medical contribution into a Health Reimbursement Account. The amount of the contribution is dependent on several factors, and the money in the account can be used to help pay for a commercial medical plan, Medicare Part B or Part D premiums, and other qualified medical expenses

On September 30, 2014, the plans were amended to reduce future benefits as of October 1, 2014. Salaried and non-represented hourly retirees as of September 30, 2014 will continue in the aforementioned OPEB plans, which are currently anticipated to remain unchanged, until December 31, 2019, and coverage thereafter will be eliminated. Further, effective September 30, 2014, retiree medical, prescription drug, and life insurance benefits are no longer provided to active employees. The Company elected to make cash transition payments totaling approximately $46,282 to the active employees whose retiree medical, prescription drug, and life insurance benefits were eliminated by the changes to the OPEB plans. These cash payments are not considered to be post-retirement benefits, and as such, they are not reflected in the actuarial calculations related to the OPEB plans. The amendment to the OPEB plans resulted in a $315,439 reduction in the OPEB liability with a corresponding adjustment of $199,252 in Other Comprehensive Income, net of $116,187 in deferred taxes. A curtailment gain of $35,633 was recognized in September 2014 with a corresponding adjustment of $22,508 in Other Comprehensive Income, net of $13,125 in deferred taxes. The amendment also resulted in a remeasurement of the OPEB plan at September 30, 2014.

On December 5, 2013, CONSOL Energy completed the sale of its wholly-owned subsidiary Consolidation Coal Company and certain other subsidiaries to Murray Energy Corporation (the CCC Sale). As a result of the CCC Sale, the obligations for certain participants of the OPEB Plan are the primary responsibility of Murray Energy. This reduced CONSOL Energy's OPEB liability by $1,891,057 at December 31, 2013. These plan settlements resulted in adjustments of $339,318 in Other Comprehensive Income, net of $203,610 in deferred taxes at December 31, 2013. As the result of corporate staffing reductions associated with the sale, the Pension and OPEB plans also recognized curtailment gains of $374 and $39,650, respectively, for the year ended December 31, 2013. The curtailment gains resulted in adjustments of $231 and $24,515 in Other Comprehensive Income, net of $143 and $15,135 in deferred taxes for the Pension Plan and the OPEB plan, respectively, at December 31, 2013.

The reconciliation of changes in the benefit obligation, plan assets and funded status of these plans at December 31, 2014 and 2013, is as follows:

	Pension Benefits		Other Postretirement Benefits
	at December 31,		at December 31,
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of period	$812,644	$953,102	$1,021,974	$3,018,172
Service cost	17,187	20,865	7,089	18,680
Interest cost	35,363	36,829	44,177	111,687
Actuarial loss (gain)	136,995	(82,718)	66,695	(73,632)
Plan amendments	—	—	(315,439)	—
Plan curtailments	(21,624)	(6,551)	—	—
Plan settlements	(82,776)	(86,925)	—	(1,891,057)
Participant contributions	—	—	1,643	6,150
Benefits and other payments	(27,318)	(21,958)	(65,180)	(168,026)
Benefit obligation at end of period	$870,471	$812,644	$760,959	$1,021,974

Change in plan assets:
Fair value of plan assets at beginning of period	$768,831	$728,161	$—	$—
Actual return on plan assets	66,025	94,084	—	—
Company contributions	26,414	55,469	63,537	161,876
Participant contributions	—	—	1,643	6,150
Benefits and other payments	(27,318)	(21,958)	(65,180)	(168,026)
Plan settlements	(82,776)	(86,925)	—	—
Fair value of plan assets at end of period	$751,176	$768,831	$—	$—

Funded status:
Noncurrent assets	$—	$9,032	$—	$—
Current liabilities	(9,339)	(4,593)	(57,279)	(60,847)
Noncurrent liabilities	(109,956)	(48,252)	(703,680)	(961,127)
Net obligation recognized	$(119,295)	$(43,813)	$(760,959)	$(1,021,974)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$334,362	$286,637	$471,085	$433,073
Prior service credit	(2,862)	(4,629)	(292,728)	(34,086)
Net amount recognized (before tax effect)	$331,500	$282,008	$178,357	$398,987

The components of net periodic benefit costs are as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Years Ended December 31,			For the Years Ended December 31,
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$17,187	$20,865	$20,466	$7,089	$18,680	$18,817
Interest cost	35,363	36,829	37,586	44,177	111,687	135,695
Expected return on plan assets	(51,400)	(51,814)	(46,157)	—	—	—
Amortization of prior service (credits)	(1,217)	(1,611)	(1,630)	(21,163)	(30,552)	(51,828)
Recognized net actuarial loss	23,927	37,853	47,834	28,682	66,417	80,875
Curtailment gain	(549)	(374)	—	(35,633)	(39,650)	—
Settlement loss (gain)	29,095	39,482	—	—	(1,348,129)	—
Net periodic benefit cost (credit)	$52,406	$81,230	$58,099	$23,152	$(1,221,547)	$183,559

Expenses (income) attributable to discontinued operations included in the net periodic cost (credit) above (including settlements and curtailments associated with the CCC Sale) were $8,231, and $11,587 for the years ended December 31, 2013 and 2012, respectively, for the Pension Plans and were $(1,293,975), and $101,418 for the years ended December 31, 2013 and 2012, respectively, for the OPEB Plans. There were no expenses attributable to discontinued operations in 2014.

Amounts included in accumulated other comprehensive loss which are expected to be recognized in 2015 net periodic benefit costs:

		Other
	Pension	Postretirement
	Benefits	Benefits
Prior service credit recognition	$(704)	$(58,546)
Actuarial loss recognition	$27,760	$35,705

CONSOL Energy utilizes a corridor approach to amortize actuarial gains and losses that have been accumulated under the Pension Plan.  Cumulative gains and losses that are in excess of 10% of the greater of either the projected benefit obligation (PBO) or the market-related value of plan assets are amortized over the expected average remaining future service of the current active membership for the Pension plan.

CONSOL Energy also utilizes a corridor approach to amortize actuarial gains and losses that have been accumulated under the OPEB Plan.  Cumulative gains and losses that are in excess of 10% of the greater of either the accumulated postretirement benefit obligation (APBO) or the market-related value of plan assets are amortized over the average future remaining lifetime of the current inactive population for the UMWA OPEB plan, and over the period of time remaining until the plan sunsets for the Salaried and P&M OPEB plans.

The following table provides information related to pension plans with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2014	2013
Projected benefit obligation	$870,471	$52,845
Accumulated benefit obligation	$834,811	$50,820
Fair value of plan assets	$751,176	$—

Assumptions:

The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits		Other Postretirement Benefits
	For the Year Ended		For the Year Ended
	December 31,		December 31,
	2014	2013	2014	2013
Discount rate	4.07%	4.87%	3.80%	4.88%
Rate of compensation increase	3.80%	4.23%	—	—

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

The weighted-average assumptions used to determine net periodic benefit costs are as follows:

	Pension Benefits at			Other Postretirement Benefits at
	December 31,			December 31,
	2014	2013	2012	2014	2013	2012
Discount rate	4.87%	4.00%	4.50%	4.88%	4.05%	4.51%
Expected long-term return on plan assets	7.75%	7.75%	8.00%	—	—	—
Rate of compensation increase	4.21%	3.77%	3.82%	—	—	—

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
The assumed health care cost trend rates are as follows:

	At December 31,
	2014	2013	2012
Health care cost trend rate for next year	6.03%	6.17%	6.30%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2026	2026	2026

Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$6,975	$(5,779)
Effect on accumulated postretirement benefit obligation	$88,174	$(74,274)

Assumed discount rates also have a significant effect on the amounts reported for both pension and other benefit costs. A one-quarter percentage point change in assumed discount rate would have the following effect on benefit costs:

	0.25 Percentage	0.25 Percentage
	Point Increase	Point Decrease
Pension benefit costs (decrease) increase	$(1,955)	$1,914
Other postemployment benefits costs (decrease) increase	$(3,476)	$3,663

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
The fair values of plan assets at December 31, 2014 and 2013 by asset category are as follows:

	Fair Value Measurements at December 31, 2014				Fair Value Measurements at December 31, 2013
		Quoted				Quoted
		Prices in				Prices in
		Active				Active
		Markets for	Significant	Significant		Markets for	Significant	Significant
		Identical	Observable	Unobservable		Identical	Observable	Unobservable
		Assets	Inputs	Inputs		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash/Accrued Income	$650	$650	$—	$—	$634	$634	$—	$—
US Equities (a)	12	12	—	—	14	14	—	—
Mercer Collective Trusts
US Large Cap Growth Equity (b)	53,617	—	53,617	—	56,006	—	56,006	—
US Large Cap Value Equity (c)	53,090	—	53,090	—	56,802	—	56,802	—
US Small/Mid Cap Growth Equity (d)	27,642	—	27,642	—	28,530	—	28,530	—
US Small/Mid Cap Value Equity (e)	26,473	—	26,473	—	28,552	—	28,552	—
US Core Fixed Income (f)	36,681	—	36,681	—	35,533	—	35,533	—
Non-US Core Equity (g)	115,783	—	115,783	—	126,712	—	126,712	—
Emerging Markets Equity (h)	27,150	—	27,150	—	29,778	—	29,778	—
Global Low Volatility Equity (i)	68,481	—	68,481	—	70,138	—	70,138	—
US Long Duration Investment Grade Fixed Income (j)	57,713	—	57,713	—	55,593	—	55,593	—
US Long Duration Fixed Income (k)	34,728	—	34,728	—	33,489	—	33,489	—
US Large Cap Passive Equity (l)	75,219	—	75,219	—	75,468	—	75,468	—
US Passive Fixed Income (m)	21,511	—	21,511	—	20,287	—	20,287	—
US Long Duration Passive Fixed Income (n)	33,149	—	33,149	—	34,108	—	34,108	—
US Ultra Long Duration Fixed Income (o)	12,555	—	12,555	—	7,656	—	7,656	—
US Active Long Corporate Investment (p)	101,420	—	101,420	—	105,412	—	105,412	—
Long Strips Fixed Income (q)	3,276	—	3,276	—	2,022	—	2,022	—
Opportunistic Fixed Income (r)	2,026	—	2,026	—	2,097	—	2,097	—
Total	$751,176	$662	$750,514	$—	$768,831	$648	$768,183	$—
__________

(a)	This category includes investments in US common stocks and corporate debt.

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

(k)
This category invests primarily in U.S. dollar denominated investment grade bonds and government securities with durations between 9 and 15 years. It may also invest opportunistically in out-of-benchmark positions including U.S. high yield, non-U.S. bonds, municipal bonds, and TIPs. The strategy seeks to achieve lower overall portfolio volatility by investing in complementary active managers with varying risk characteristics. Fund selection and allocations within the portfolio are implemented by Mercer’s investment management team. The strategy is benchmarked to the Barclays Capital U.S. Long Government/Credit Index.

(l)	This category invests in common stock of U.S. large cap companies. The strategy is benchmarked to the S&P 500 Index.

(m)
This category invests primarily in U.S. dollar-denominated investment grade bonds and government securities. The strategy and its underlying passive investments are benchmarked to the Barclays Capital Aggregate Index.

(n)
This category invests primarily in U.S. dollar-denominated investment grade bonds and government securities with durations between 9 and 15 years. The strategy and its underlying passive investments are benchmarked to the Barclays Capital Long Government/Credit Index.

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

(q)
This category invests primarily in long dated U.S. Treasury STRIPS often with maturities greater than 20 years. The strategy and its underlying passive investments are benchmarked to the Barclays Capital U.S. 20+ Year STRIPS Index.

(r)
This category invests primarily in fixed income securities from issuers either located in developing/emerging markets or those rated below investment grade (high yield), globally. The strategy is benchmarked to a blended index of 50% JP Morgan Government Bond Index Emerging Markets Global Diversified and 50% Bank of America/Merrill Lynch Global High Yield Index.

There are no investments in CONSOL Energy stock held by these plans at December 31, 2014 or 2013.

There are no assets in the other postretirement benefit plans at December 31, 2014 or 2013.

Cash Flows:

If necessary, CONSOL Energy intends to contribute to the pension trust using prudent funding methods. However, the Company does not expect to contribute to the pension plan trust in 2015. Pension benefit payments are primarily funded from the trust. CONSOL Energy does not expect to contribute to the other postemployment plan in 2015 and intends to pay benefit claims as they are due.
The following benefit payments, reflecting expected future service, are expected to be paid:

		Other
	Pension	Postretirement
	Benefits	Benefits
2015	$59,425	$57,279
2016	$50,145	$57,336
2017	$49,854	$57,180
2018	$50,951	$56,691
2019	$52,457	$56,007
Year 2020-2024	$263,337	$200,261
NOTE 17—COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION:
CONSOL Energy is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, for medical and disability benefits to employees and their dependents resulting from occurrences of coal workers' pneumoconiosis disease. CONSOL Energy is also responsible under various state statutes for pneumoconiosis benefits. CONSOL Energy primarily provides for these claims through a self-insurance program. The calculation of the actuarial present value of the estimated pneumoconiosis obligation is based on an annual actuarial study by independent actuaries and uses assumptions regarding disability incidence, medical costs, indemnity levels, mortality, death benefits, dependents and interest rates which are derived from actual company experience and outside sources. Recent legislative changes have not been favorable for CWP. Although these changes have not had a significant impact on the liability, CONSOL has noticed an increase in claims. Actuarial gains or losses can result from differences in incident rates and severity of claims filed as compared to original assumptions.
CONSOL Energy must also compensate individuals who sustain employment-related physical injuries or some types of occupational diseases and, on some occasions, for costs of their rehabilitation. Workers' compensation laws will also compensate survivors of workers who suffer employment-related deaths. Workers' compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee that is injured in the course of employment. CONSOL Energy primarily provides for these claims through a self-insurance program. CONSOL Energy recognizes an actuarial present value of the estimated workers' compensation obligation calculated by independent actuaries. The calculation is based on claims filed and an estimate of claims incurred but not yet reported as well as various assumptions, including discount rate, future healthcare trend rate, benefit duration and recurrence of injuries. Actuarial losses associated with workers' compensation have resulted from discount rate changes and differences in claims experience and incident rates as compared to prior assumptions.
On December 5, 2013, CONSOL Energy completed the CCC Sale, in connection with which the obligations for certain participants of the CWP and Workers' Compensation plans were transferred to Murray Energy. These plan settlements reduced CONSOL Energy's CWP and Workers' Compensation liabilities by $49,652 and $105,308, respectively at December 31, 2013 and resulted in adjustments of $43,892 and $13,768 in Other Comprehensive Income, net of $26,337 and $8,262 in deferred taxes for

CWP and Workers' Compensation, respectively, at December 31, 2013. The settlements were included in the results of discontinued operations.

	CWP		Workers' Compensation
	at December 31,		at December 31,
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of period	$121,183	$184,079	$85,096	$179,589
State administrative fees and insurance bond premiums	—	—	3,352	5,324
Service, legal and administrative cost	5,674	8,168	9,781	15,943
Interest cost	5,537	7,031	3,577	6,401
Actuarial loss (gain)	5,578	(18,020)	3,805	11,806
Benefits paid	(11,874)	(10,423)	(15,523)	(28,659)
Settlements	—	(49,652)	(347)	(105,308)
Benefit obligation at end of period	$126,098	$121,183	$89,741	$85,096

Current assets	$—	$—	$1,327	$1,386
Current liabilities	(9,156)	(9,211)	(15,122)	(15,014)
Noncurrent liabilities	(116,942)	(111,972)	(75,946)	(71,468)
Net obligation recognized	$(126,098)	$(121,183)	$(89,741)	$(85,096)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$(68,588)	$(80,363)	$(9,382)	$(13,569)
Net amount recognized (before tax effect)	$(68,588)	$(80,363)	$(9,382)	$(13,569)

The components of the net periodic cost (credit) are as follows:

	CWP			Workers’ Compensation
	For the Years Ended			For the Years Ended
	December 31,			December 31,
	2014	2013	2012	2014	2013	2012
Service cost	$5,674	$8,168	$7,711	$9,781	$15,943	$17,126
Interest cost	5,537	7,031	7,964	3,577	6,401	7,113
Amortization of prior service cost	—	—	(395)	—	—	—
Recognized net actuarial gain	(6,196)	(16,384)	(19,338)	(382)	(2,630)	(3,944)
State administrative fees and insurance bond premiums	—	—	—	3,352	5,324	6,727
Settlement gain	—	(119,881)	—	—	(121,838)	—
Net periodic cost (credit)	$5,015	$(121,066)	$(4,058)	$16,328	$(96,800)	$27,022
Including settlements and curtailments associated with the CCC Sale, expenses (income) attributable to discontinued operations included in the net periodic cost (credit) were $(120,496), and $(2,374), respectively, for CWP and $(113,097) and $10,132, respectively, for Workers' Compensation for the years ended December 31, 2013, and 2012. No amounts were included in discontinued operations for the year ended December 31, 2014.
Following are amounts included in accumulated other comprehensive income that are expected to be recognized in 2015 net periodic benefit costs:

		Workers'
	CWP	Compensation
	Benefits	Benefits
Actuarial gain recognition	$(5,576)	$(30)

CONSOL Energy utilizes a corridor approach to amortize actuarial gains and losses that have been accumulated under the Workers’ Compensation and CWP plans.  Cumulative gains and losses that are in excess of 10% of the greater of either the estimated liability or the market-related value of plan assets are amortized over the expected average remaining future service of the current active membership of the Workers’ Compensation and CWP plans.
Assumptions:
The weighted-average discount rates used to determine benefit obligations and net periodic cost (benefit) are as follows:

	CWP			Workers' Compensation
	For the Years Ended			For the Years Ended
	December 31,			December 31,
	2014	2013	2012	2014	2013	2012
Benefit obligations	4.21%	4.75%	4.03%	3.84%	4.57%	3.95%
Net periodic cost (benefit)	4.75%	4.03%	4.46%	4.57%	3.95%	4.40%

Discount rates are determined using a Company-specific yield curve model (above-mean) developed with the assistance of an external actuary.  The Company-specific yield curve models (above-mean) use a subset of the expanded bond universe to determine the Company-specific discount rate.  Bonds used in the yield curve are rated AA by Moody's or Standard & Poor's as of the measurement date. The yield curve models parallel the plans' projected cash flows, and the underlying cash flows of the bonds included in the models exceed the cash flows needed to satisfy the Company's plans.
Assumed discount rates have a significant effect on the amounts reported for both CWP costs and Workers' Compensation costs. A one-quarter percentage point change in assumed discount rate would have the following effect on benefit costs:

	0.25 Percentage	0.25 Percentage
	Point Increase	Point Decrease
CWP costs (decrease) increase	$(134)	$138
Workers' compensation costs (decrease) increase	$(95)	$102
Cash Flows:
CONSOL Energy does not intend to make contributions to the CWP or Workers' Compensation plans in 2015, but it intends to pay benefit claims as they become due.
The following benefit payments, which reflect expected future claims as appropriate, are expected to be paid:

		Workers' Compensation
	CWP	Total	Actuarial	Other
	Benefits	Benefits	Benefits	Benefits
2015	$9,156	$17,101	$13,795	$3,306
2016	$7,483	$17,027	$13,639	$3,388
2017	$6,802	$17,123	$13,650	$3,473
2018	$6,402	$17,287	$13,727	$3,560
2019	$6,207	$17,443	$13,794	$3,649
Year 2020-2024	$29,376	$91,222	$71,563	$19,659

NOTE 18—OTHER EMPLOYEE BENEFIT PLANS:
UMWA Benefit Trusts:
The Coal Industry Retiree Health Benefit Act of 1992 (the Act) created two multi-employer benefit plans: (1) the United Mine Workers of America Combined Benefit Fund (the Combined Fund) into which the former UMWA Benefit Trusts were merged, and (2) the United Mine Workers of America 1992 Benefit Plan (1992 Benefit Plan). In connection with the sale of Consolidation Coal Company and certain subsidiaries, CONSOL Energy retained responsibility for the contributions to these two funds. CONSOL Energy accounts for required contributions to these multi-employer trusts as expense when incurred.

The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The 1992 Benefit Plan provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993, and for those who retired between July 20, 1992 and September 30, 1994. The Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Act. The Act requires that responsibility for funding the benefits to be paid to beneficiaries be assigned to their former signatory employers or related companies. This cost is recognized when contributions are assessed. CONSOL Energy's total contributions under the Act were $10,121, $11,435, and $12,358 for the years ended December 31, 2014, 2013 and 2012, respectively. Based on available information at December 31, 2014, CONSOL Energy's obligation for the Act is estimated to be approximately $110,864.

Pursuant to the provisions of the Tax Relief and Healthcare Act of 2006 (The 2006 Act) and the 1992 Benefit Plan, CONSOL Energy is required to provide security in an amount based on the annual cost of providing health care benefits for all individuals receiving benefits from the 1992 Benefit Plan who are attributable to CONSOL Energy, plus all individuals receiving benefits from an individual employer plan maintained by CONSOL Energy who are entitled to receive such benefits. In accordance with the terms of the 2006 Act and the 1992 Benefit Plan, CONSOL Energy must secure its obligations by posting letters of credit, which were $21,394, $60,741, and $63,614 at December 31, 2014, 2013 and 2012, respectively. The 2014, 2013 and 2012 security amounts were based on the annual cost of providing health care benefits and included a reduction in the number of eligible employees. The 2014 security amount also reflects the further reduction in the number of eligible individuals receiving benefits from CONSOL Energy's individual employer plan as the result of the CCC Sale, in connection with which the Company's obligation for certain participants was transferred to Murray Energy.

Equity Incentive Plans:
CONSOL Energy has an equity incentive plan that provides grants of stock-based awards to key employees and to non-employee directors. See Note 19–Stock Based Compensation for further discussion of CONSOL Energy's equity incentive plans.
Investment Plan:
CONSOL Energy has an investment plan available to all domestic, non-represented employees. Throughout the year ended December 31, 2014, the Company's matching contribution was 6% of eligible compensation contributed for all non-represented employees, except for those employees of Fairmont Supply Company, whose contribution was a match of 50% of the first 12% of eligible compensation contributed by the employee. Total payments and costs were $21,606, $23,748, and $24,127 for the years ended December 31, 2014, 2013 and 2012, respectively.
In conjunction with the qualified pension plan changes, beginning January 1, 2015, the Company will contribute an additional 3% of eligible compensation into the 401(k) plan accounts for employees hired or rehired on or after October 1, 2014 or who were under age 40 or who had less than 10 years of service with the Company as of September 30, 2014.
Long-Term Disability:
CONSOL Energy has a Long-Term Disability Plan available to all eligible full-time salaried employees. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled.

	For the Years Ended
	December 31,
	2014	2013	2012
Benefit cost (credit)	$2,213	$(687)	$6,122
Discount rate assumption used to determine net periodic benefit costs	3.53%	3.04%	3.62%
Expenses attributable to discontinued operations included in the net periodic cost (credit) above were $2,073 and $1,816 for the years ended December 31, 2013 and 2012.

Liabilities incurred under the Long-Term Disability Plan are included in Other Accrued Liabilities and Deferred Credits and Other Liabilities–Other in the Consolidated Balance Sheets. and amounted to a combined total of $22,427 and $20,425 at December 31, 2014 and 2013, respectively. As a result of the CCC Sale, the obligations for certain participants of the Long-Term Disability plan now belong to Murray Energy. This was accounted for as a plan settlement and resulted in an adjustment at December 31, 2013 of $1,338 in Other Comprehensive Income, which is net of $803 in deferred taxes. It also reduced CONSOL Energy's Long-Term Disability liability by $10,140 at December 31, 2013.

2012 Voluntary Severance Incentive Program (VSIP):

CONSOL Energy offered a VSIP to active salaried corporate and operation support employees with 30 years of service, or more. Under this program, eligible employees who accepted the offer received a severance payment equal to one year's salary and any 2013 accrued vacation earned as of December 31, 2012. Approximately 100 employees volunteered for the program. Severance and vacation pay costs of $13,304 were accrued for the program at December 31, 2012, all of which was paid in 2013.

NOTE 19—STOCK-BASED COMPENSATION:
CONSOL Energy adopted the CONSOL Energy Inc. Equity Incentive Plan (the Equity Incentive Plan) on April 7, 1999. The Equity Incentive Plan provides for grants of stock-based awards to key employees and to non-employee directors. Amendments to the Equity Incentive Plan have been approved by the Board of Directors since the commencement of the plan. Most recently, in May 2012, the Board of Directors approved an 8,000,000 increase to the total number of shares available for issuance, which brought the total number of shares of common stock that can be covered by grants to 31,800,000. At December 31, 2014, 4,367,713 shares of common stock remain available for all awards. The Equity Incentive Plan provides that the aggregate number of shares available for issuance will be reduced by one share for each share issued in settlement of stock options and by 1.62 for each share issued in settlement of Performance Share Units (PSUs), Restricted Stock Units (RSUs), or CONSOL Stock Units (CSUs). No award of stock options may be exercised under the Equity Incentive Plan after the tenth anniversary of the effective date of the award.
For only those shares expected to vest, CONSOL Energy recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term, or to an employee's eligible retirement date, if earlier and applicable. Awards vest immediately if granted to retiree-eligible employees who are aged 62 and older. Awards vest at the end of one year when granted to employees aged 55 to 62 and who have also completed ten years of service. Awards vest over a three year term at 33% per year to all other employees. The vesting of all awards will accelerate in the event of death and disability and may accelerate upon a change in control of CONSOL Energy. See each specific award section for special vesting terms related to non-employee directors and other specific awards. The total stock-based compensation expense recognized during the years ended December 31, 2014, 2013 and 2012 was $41,877, $56,987 and $41,127, respectively. The related deferred tax benefit totaled $15,243, $21,769 and $15,464, for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, CONSOL Energy has $21,738 of unrecognized compensation cost related to all nonvested stock-based compensation awards, which is expected to be recognized over a weighted-average period of 1.89 years. When stock options are exercised and restricted and performance stock unit awards become vested, the issuances are made from CONSOL Energy's common stock shares.
Stock Options:
CONSOL Energy did not grant stock option awards during the years ended December 31, 2014 or 2013. The last awards were granted during 2012, at which time CONSOL Energy examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, CONSOL Energy identified two distinct employee populations and used the Black-Scholes option pricing model to value the options for each of the employee populations. The expected term computation presented in the table below is based upon a weighted average of the historical exercise patterns and post-vesting termination behavior of the two populations. The risk-free interest rate was determined for each vesting tranche of an award based upon the calculated yield on U.S. Treasury obligations for the expected term of the award. The expected forfeiture rate is based upon historical forfeiture activity. A combination of historical and implied volatility is used to determine expected volatility and future stock price trends. The total fair value of options granted during the year ended December 31, 2012 was $8,515, based on the following assumptions and weighted average fair values:

December 31,
2012
Weighted average fair value of grants	$14.58
Risk-free interest rate	0.73%
Expected dividend yield	1.18%
Expected forfeiture rate	2.00%
Expected volatility	54.80%
Expected term in years	4.40
A summary of the status of stock options granted is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term (in	Value (in
	Shares	Price	years)	thousands)
Balance at December 31, 2013	4,777,226	$38.12
Granted	—	$—
Exercised	(725,027)	$20.70
Forfeited	(9,170)	$36.89
Balance at December 31, 2014	4,043,029	$41.24	3.72	$37,900
Vested and expected to vest	4,032,198	$41.26	3.71	$37,900
Exercisable at December 31, 2014	3,896,403	$41.43	3.60	$37,529
At December 31, 2014, there are 3,912,402 stock options outstanding under the Equity Incentive Plan. Additionally, there are 100,066 fully vested employee stock options outstanding which vested under terms ranging from six months to one year. Non-employee director stock options vested 33% per year, beginning one year after the grant date. There are 30,561 fully vested stock options outstanding under these grants.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between CONSOL Energy's closing stock price on the last trading day of the year ended December 31, 2014 and the option's exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount varies based on the fair market value of CONSOL Energy's stock. The total intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 was $14,545, $6,820 and $18,562, respectively.
Cash received from option exercises for the years ended December 31, 2014, 2013 and 2012 was $15,011, $3,720 and $8,383, respectively. The tax impact from option exercises totaled $2,629, $2,929, and $8,678, for the years ended December 31, 2014, 2013 and 2012, respectively. This excess tax benefit is included in cash flows from financing activities in the Consolidated Statements of Cash Flows.
Restricted Stock Units:
Under the Equity Incentive Plan, CONSOL Energy grants certain employees and non-employee directors restricted stock unit awards, which entitle the holder to shares of common stock as the award vests. Non-employee director restricted stock units vest at the end of one year. In 2014, restricted stock units were granted that will vest over a five year period unless certain market conditions are met, in which the award will accelerate. Compensation expense is recognized over the vesting period of the units, described above. The total fair value of restricted stock units granted during the years ended December 31, 2014, 2013 and 2012 was $31,360, $20,687 and $26,426, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2014, 2013 and 2012 was $15,686, $37,002 and $23,097, respectively. The following represents the nonvested restricted stock units and their corresponding fair value (based upon the closing share price) at the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2013	881,570	$35.95
Granted	833,390	$37.63
Vested	(425,107)	$36.90
Forfeited	(41,662)	$35.71
Nonvested at December 31, 2014	1,248,191	$36.76
Performance Share Units:
Under the Equity Incentive Plan, CONSOL Energy grants certain employees performance share unit awards, which entitle the holder to shares of common stock subject to the achievement of certain market and performance goals. Compensation expense is recognized over the performance measurement period of the units in accordance with the provisions of the Stock Compensation Topic of the FASB Accounting Standards Codification for awards with market and performance vesting conditions. At December 31, 2014, achievement of the market and performance goals is believed to be probable. The total fair value of performance share units granted during the years ended December 31, 2014, 2013 and 2012 was $11,853, $1,270 and $16,794, respectively. The total fair value of performance share units vested during the years ended December 31, 2014, 2013 and 2012 was $18,759, $10,899 and $7,312, respectively. The following represents the nonvested performance share units and their corresponding fair value (based upon the closing share price) on the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2013	583,480	$38.19
Granted	276,098	$42.93
Vested	(378,971)	$49.50
Nonvested at December 31, 2014	480,607	$31.99

Performance Options:
Under the Equity Incentive Plan, CONSOL Energy granted certain employees performance options, which entitled the holder to shares of common stock subject to the achievement of certain performance goals. Compensation expense was recognized over the vesting period of the options, described above. The annual goals for the performance options included a gas cost goal and a gas production goal, both of which were met at December 31, 2014. Achievement of the gas production goal for the year ended December 31, 2012 did not occur and resulted in a reversal of compensation expense of $1,671 for the year ended December 31,

2012. The Black-Scholes option valuation model was used to value each tranche separately. The total fair value of performance options vested during the years ended December 31, 2014, 2013 and 2012 was $4,949, $1,650 and $6,599, respectively. No performance stock options were exercised during the year ended December 31, 2014. All of the performance options vested and the following represents their corresponding fair value (based upon the closing share price) at the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2013	301,063	$16.44
Vested	(301,063)	$16.44
Nonvested at December 31, 2014	—	$16.44

CONSOL Stock Unit:

Under the Equity Incentive Plan, CONSOL Energy granted certain employees CONSOL Stock Unit Awards, which entitled the holder to shares of common stock subject to the achievement of certain market and performance goals. Compensation expense was recognized over the performance measurement period of the units in accordance with the provisions of the Stock Compensation Topic of the FASB Accounting Standards Codification for awards with market and performance vesting conditions. CONSOL Energy used the Monte Carlo methodology to estimate the fair value of the CONSOL Stock Units. At December 31, 2014, the achievement of the market and performance goals is believed to be probable. The total fair value of CONSOL Stock Units granted during the years ended December 31, 2014 and 2013 was $189 and $28,381, respectively. The following represents the nonvested CONSOL Stock Unit awards and their corresponding fair value (based upon the closing share price) at the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2013	833,553	$33.70
Granted	4,700	$40.18
Forfeited	(18,701)	$33.70
Nonvested at December 31, 2014	819,552	$33.74

NOTE 20—SUPPLEMENTAL CASH FLOW INFORMATION:
The following are non-cash transactions that impact the investing and financing activities of CONSOL Energy. For non-cash transactions that relate to acquisitions and dispositions, see Note 2 - Discontinued Operations and Note - 3 Acquisitions and Dispositions.
CONSOL Energy obtains capital lease arrangements for company-used vehicles. For the years ended December 31, 2014, 2013 and 2012, CONSOL Energy entered into non-cash capital lease arrangements of $1,572, $4,178, and $3,583, respectively.

As of December 31, 2014, 2013 and 2012, CONSOL Energy purchased goods and services related to capital projects in the amount of $74,292, $40,870 and $63,051, respectively, that are included in accounts payable.

During the year ended December 31, 2012, CONSOL Energy entered into a promissory note for $6,236 with the lessor of its former headquarters to replace the existing operating lease.

The following table shows cash paid (received) during the year for:

	For the Years Ended December 31,
	2014	2013	2012
Interest (net of amounts capitalized)	$233,631	$209,580	$212,364
Income taxes	$(81,962)	$35,079	$121,245

NOTE 21—CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:
CONSOL Energy markets natural gas primarily to gas wholesalers, thermal coal principally to electric utilities in the United States, Canada and Western Europe and metallurgical coal to steel and coke producers worldwide.
Concentration of credit risk is summarized below:

	December 31,
	2014	2013
Thermal coal utilities	$85,527	$154,738
Steel and coke producers	10,043	10,963
Coal brokers and distributors	41,983	52,233
Gas wholesalers	117,985	71,441
Various other	4,279	43,199
Total Accounts Receivable Trade (including Accounts Receivable—Securitized)	$259,817	$332,574

Accounts receivable from thermal coal utilities and steel and coke producers include amounts sold under the accounts receivable securitization facility. See Note 10–Accounts Receivable Securitization for further discussion. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required. Credit losses have been consistently minimal.
During the year ended December 31, 2014, coal sales to Duke Energy were $394,849 and coal sales to Xcoal Energy Resources were $344,617, each of which comprised over 10% of the Company's revenues.
During the year ended December 31, 2013, coal sales to Xcoal Energy Resources were $495,242 and coal sales to Duke Energy were $346,424, each of which comprised over 10% of the Company's revenues.
During the year ended December 31, 2012, coal sales to Xcoal Energy Resources were $382,843, which was over 10% of the Company's revenues.

NOTE 22—FAIR VALUE OF FINANCIAL INSTRUMENTS:
CONSOL Energy determines the fair value of assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. The fair value hierarchy is based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources (including NYMEX forward curves, LIBOR-based discount rates and basis forward curves), while unobservable inputs reflect the Company's own assumptions of what market participants would use.
The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below.
Level One - Quoted prices for identical instruments in active markets.
Level Two - The fair value of the assets and liabilities included in Level 2 are based on standard industry income approach models that use significant observable inputs, including NYMEX forward curves, LIBOR-based discount rates and basis forward curves.
Level Three - Unobservable inputs significant to the fair value measurement supported by little or no market activity. The significant unobservable inputs used in the fair value measurement of the Company's third party guarantees are the credit risk of the third party and the third party surety bond markets. A significant increase or decrease in these values, in isolation, would have a directionally similar effect resulting in higher or lower fair value measurement of the Company's Level 3 guarantees.
In those cases when the inputs used to measure fair value meet the definition of more than one level of the fair value hierarchy, the lowest level input that is significant to the fair value measurement in its totality determines the applicable level in the fair value hierarchy.

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2014			Fair Value Measurements at December 31, 2013
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Gas Derivatives	$—	$193,069	$—	$—	$65,449	$—
Murray Energy Guarantees	$—	$—	$1,275	$—	$—	$3,000
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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$176,989	$176,989	$327,420	$327,420
Long-Term Debt	$3,241,474	$3,169,154	$3,118,920	$3,299,875
Cash and cash equivalents represent highly-liquid instruments and constitute Level 1 fair value measurements. Certain of the Company’s debt is actively traded on a public market and, as a result, constitute Level 1 fair value measurements. The portion of the Company’s debt obligations that are not actively traded are valued through reference to the applicable underlying benchmark rate and, as a result, constitute Level 2 fair value measurements.

NOTE 23—DERIVATIVE INSTRUMENTS:

CONSOL Energy enters into financial derivative instruments to manage our exposure to commodity price volatility. CONSOL Energy derivatives that meet the criteria for cash flow hedge accounting, reflect changes in their fair values in Other Comprehensive Income.
CONSOL Energy’s derivative instruments that qualified for cash flow hedge accounting are for a total notional amount of production of 215.9 billion cubic feet. On December 31, 2014, CONSOL Energy de-designated all of its cash flow hedges and will account for all existing and future gas commodity hedges on a mark-to-market basis with changes in fair value recorded in current period earnings. In connection with this change, CONSOL Energy froze the balances recorded in Accumulated Other Comprehensive Income at December 31, 2014 and will reclassify balances to earnings as the underlying physical transactions occur, unless it is no longer probable that the physical transaction will occur at which time the related OCI will be immediately recorded in earnings. The gross fair value of CONSOL Energy's derivative instruments that were de-designated from cash flow hedge treatment on December 31, 2014 was an asset of $192,332, of which $123,676 was included in Prepaid Expense and $68,656 which was included in Other Assets on the Consolidated Balance Sheets. CONSOL Energy expects to reclassify $78,051 out of Accumulated Other Comprehensive Income into Natural Gas, NGLs and Oil Sales on the Consolidated Statements of Income during the year ending December 31, 2015.

In November 2014, CONSOL Energy entered into basis only swaps that did not qualify for hedge accounting. The swaps were entered into to decrease the risk related to pricing differences between local markets and NYMEX. At December 31, 2014, the fair values of these swaps, which were for notional amounts of 10.6 billion cubic feet, were $1,064 that was recorded in Prepaid Expenses and $327 that was recorded in Other Current Liabilities in the Consolidated Balance Sheets. The basis only swaps resulted in $737 being recorded in Natural Gas, NGLs and Oil Sales on the Consolidated Statements of Income during the year ending December 31, 2014.
At December 31, 2013 the gross fair values of CONSOL Energy's derivative instruments resulted in assets of $83,661 and liabilities of $18,212. The total assets were comprised of $59,605 that were recorded in Prepaid Expense and $24,056 which were included in Other Assets on the Consolidated Balance Sheets. The total liabilities were comprised of $12,327 which were recorded in Other Accrued Liabilities and $5,885 which were included Other Liabilities on the Consolidated Balance Sheets. For the years ended December 31, 2013 and 2012, no gains were reclassified into earnings as a result of the discontinuance of cash flow hedges.

The effect of derivative instruments in cash flow hedging relationships on the Consolidated Statements of Income and the Consolidated Statements of Stockholders' Equity, net of tax, were as follows:

	Year Ended December 31,
	2014	2013	2012
Natural Gas Price Swaps and Options
Beginning Balance – Accumulated OCI	$42,493	$76,761	$151,780
Gain recognized in Accumulated OCI	$97,316	$45,631	$114,240
Less: Gain reclassified from Accumulated OCI into Outside Sales	$18,288	$79,899	$189,259
Ending Balance – Accumulated OCI	$121,521	$42,493	$76,761
Gain (Loss) recognized in Outside Sales for ineffectiveness	$4,168	$(4,645)	$579

There were no amounts recognized in earnings related to the amounts excluded from the assessment of hedge effectiveness in 2014, 2013 or 2012.
NOTE 24—COMMITMENTS AND CONTINGENT LIABILITIES:

CONSOL Energy and its subsidiaries are subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. We accrue the estimated loss for these lawsuits and claims when the loss is probable and can be estimated. Our current estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of CONSOL Energy. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the financial position, results of operations or cash flows of CONSOL Energy; however, such amounts cannot be reasonably estimated. The amount claimed against CONSOL Energy is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case. The maximum aggregate amount claimed in those lawsuits and claims, regardless of probability, where a claim is expressly stated or can be estimated, exceeds the aggregate amounts accrued for all lawsuits and claims by approximately $388,986.

The following lawsuits and claims include those for which a loss is probable and an accrual has been recognized.

Hale Litigation: This class action lawsuit was filed on September 23, 2010 in the U.S. District Court in Abingdon, Virginia. The putative class consists of forced-pooled unleased gas owners whose ownership of the coalbed methane (CBM) gas was declared to be in conflict with rights of others. The lawsuit seeks a judicial declaration of ownership of the CBM and damages based on allegations CNX Gas Company failed to either pay royalties due to conflicting claimants, or deemed lessors or paid them less than required because of the alleged practice of improper below market sales and/or taking alleged improper post-production deductions. On September 30, 2013, the District Judge entered an Order certifying the class, and CNX Gas Company appealed the Order to the U.S. Fourth Circuit Court of Appeals. On August 19, 2014, the Fourth Circuit agreed with CNX Gas Company, reversed the Order certifying the class and remanded the case to the trial court for further proceedings consistent with the decision. CONSOL Energy continues to believe this action cannot properly proceed as a class action in any form, believes the case has meritorious defenses, and intends to defend it vigorously. We have established an accrual to cover our estimated liability for this case. This accrual is immaterial to the overall financial position of CONSOL Energy and is included in Other Accrued Liabilities on the Consolidated Balance Sheets.

Addison Litigation: This class action lawsuit was filed on April 28, 2010 in the United States District Court in Abingdon, Virginia.  The putative class consists of gas lessors whose gas ownership is in conflict. The lawsuit seeks a judicial declaration of ownership of the CBM and damages based on the allegations that CNX Gas Company failed to either pay royalties due these conflicting claimant lessors or paid them less than required because of the alleged practice of improper below market sales and/or taking alleged improper post-production deductions. On September 30, 2013, the District Judge entered an Order certifying the class, and CNX Gas Company appealed the Order to the U.S. Court of Appeals for the Fourth Circuit. On August 19, 2014, the Fourth Circuit agreed with CNX Gas Company, reversed the Order certifying the class and remanded the case to the trial court for further proceedings consistent with the decision. CONSOL Energy continues to believe this action cannot properly proceed as a class action in any form, believes the case has meritorious defenses, and intends to defend it vigorously. We have established an accrual to cover our estimated liability for this case. This accrual is immaterial to the overall financial position of CONSOL Energy and was included in Other Accrued Liabilities on the Consolidated Balance Sheets.

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

Kennedy Litigation: The Company is a party to a case filed on March 26, 2008 captioned Earl Kennedy (and others) v. CNX Gas Company and CONSOL Energy in the Court of Common Pleas of Greene County, Pennsylvania. The lawsuit alleges that CNX Gas Company and CONSOL Energy trespassed and converted gas and other minerals allegedly belonging to the plaintiffs in connection with wells drilled by CNX Gas Company. The complaint, as amended, seeks injunctive relief, including removing CNX Gas Company from the property, and compensatory damages of $20,000. The suit also sought to overturn existing law as to the ownership of coalbed methane in Pennsylvania, but that claim was dismissed by the court. The suit further sought a determination that the Pittsburgh 8 coal seam does not include the “roof/rider” coal. The court held a bench trial on the “roof/rider” coal issue in November 2011 and ruled in favor of CNX Gas Company and CONSOL Energy. On March 3, 2014, the Company won summary judgment on Counts 1 through 10 of the Amended Complaint, each relating to the alleged trespass of horizontal CBM wells into strata other than the Pittsburgh 8 Seam. The last remaining Count, seeking to quiet title to approximately 40 acres of Pittsburgh Seam coal, was nonsuited by Plaintiffs, without prejudice, on March 26, 2014. On March 28, 2014, Plaintiffs filed Notices of Appeal with the Pennsylvania Superior Court. The appeal is fully briefed, and a panel of the Superior Court heard argument on December 10, 2014.
Rowland Litigation: Rowland Land Company filed a complaint in May 2011 against CONSOL Energy, CNX Gas Company, Dominion Resources Inc., and EQT Production Company (EQT) in Raleigh County Circuit Court, West Virginia. Rowland is the lessor on a 33,000 acre oil and gas lease in southern West Virginia. EQT was the original lessee, but farmed out the development of the lease to Dominion Resources in exchange for an overriding royalty. Dominion Resources sold the indirect subsidiary that held the lease to a subsidiary of CONSOL Energy on April 30, 2010. Subsequent to that acquisition, the subsidiary that held the lease was merged into CNX Gas Company as part of an internal reorganization. Rowland alleges that (i) Dominion Resources' sale of the subsidiary to CONSOL Energy was a change in control that required its consent under the terms of the farmout agreement and lease, and/or (ii) the subsequent merger of the subsidiary into CNX Gas Company was an assignment that required its consent under the lease. The parties have recently reached a settlement in principle of this matter, which will be dismissed with prejudice.
At December 31, 2014, CONSOL Energy has provided the following financial guarantees, unconditional purchase obligations and letters of credit to certain third parties, as described by major category in the following table. These amounts represent the maximum potential total of future payments that we could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$150,042	$124,536	$25,506	$—	$—
Environmental	5,509	5,509	—	—	—
Other	149,097	141,337	7,760	—	—
Total Letters of Credit	304,648	271,382	33,266	—	—
Surety Bonds:
Employee-Related	223,579	223,579	—	—	—
Environmental	598,877	598,877	—	—	—
Other	24,437	24,436	—	—	1
Total Surety Bonds	846,893	846,892	—	—	1
Guarantees:
Coal	133,600	100,200	33,400	—	—
Other	61,571	34,974	8,822	8,367	9,408
Total Guarantees	195,171	135,174	42,222	8,367	9,408
Total Commitments	$1,346,712	$1,253,448	$75,488	$8,367	$9,409

Included in the above table are commitments and guarantees entered into in conjunction with the sale of CCC and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia, and its river operations to a subsidiary of Murray Energy Corporation (Murray Energy). As part of the sales agreement, CONSOL Energy has guaranteed certain equipment lease obligations and coal sales agreements that were assumed by Murray Energy. In the event that Murray Energy would default on the obligations defined in the agreements, CONSOL Energy would be required to perform under the guarantees. If CONSOL Energy would be required to perform, the stock purchase agreement provides various recourse actions. At December 31, 2014, the fair value of these guarantees was $1,275 and were included in Other Accrued Liabilities on the Consolidated Balance Sheets. The fair value of certain guarantees was determined using CONSOL Energy’s risk adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rates may result in a significantly higher or lower fair value measurement. Coal sales agreement guarantees were valued based on an evaluation of coal market pricing compared to contracted sales price and includes an adjustment for nonperformance risk. No other amounts related to financial guarantees and letters of credit are recorded as liabilities in the financial statements. Significant judgment is required in determining the fair value of these guarantees. The guarantees of the leases and sales agreements are classified within Level 3 of the fair value hierarchy.

CONSOL Energy regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the consolidated financial statements.
CONSOL Energy and CNX Gas enter into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded on the Consolidated Balance Sheets. As of December 31, 2014, the purchase obligations for each of the next five years and beyond were as follows:

Obligations Due	Amount
Less than 1 year	$250,471
1 - 3 years	338,312
3 - 5 years	181,608
More than 5 years	455,414
Total Purchase Obligations	$1,225,805

NOTE 25—SEGMENT INFORMATION:

CONSOL Energy consists of two principal business divisions: Exploration and Production (E&P) and Coal. The principal activity of the E&P division, which includes four reportable segments, is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P division's reportable segments are Marcellus, Utica, Coalbed Methane, and Other Gas. The Other Gas segment is primarily related to conventional oil and gas production as well as Upper Devonian Shale, and includes the Company's purchased gas activities and general and administrative activities, as well as various other activities assigned to the Gas division but not allocated to each individual well type.
The principal activities of the Coal division are mining, preparation and marketing of thermal coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal division includes three reportable segments, which are Pennsylvania (PA) Operations, Virginia (VA) Operations, and Other Coal. Each of these reportable segments includes a number of operating segments (which are individual mines or the type of coal sold). For the year ended December 31, 2014, the PA Operations aggregated segment includes the following mines: Bailey, Enlow Fork, and Harvey Mines and the corresponding preparation plant facilities. For the year ended December 31, 2014, the VA Operations aggregated segment includes the Buchanan Mine and the corresponding preparation plant facilities. For the year ended December 31, 2014, the Other Coal segment includes, Miller Creek Complex, coal terminal operations, the Company's purchased coal activities, idled mine activities and general and administrative activities, as well as various other activities assigned to the Coal division but not allocated to each individual mine.
CONSOL Energy’s All Other division includes industrial supplies (sold December 2014 - See Note 3 - Acquisitions and Dispositions) and various other corporate expenses that are not allocated to the E&P or Coal segment.
In the preparation of the following information, intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses. Assets are reflected at the division level for E&P and are not allocated between each individual E&P segment. These assets are not allocated to each individual segment due to the diverse asset base controlled by CONSOL Energy, whereby each individual asset may service more than one segment within the division. An allocation of such asset base would not be meaningful or representative on a segment by segment basis.

Industry segment results for the year ended December 31, 2014 are:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total Gas	PA Operations	VA Operations	Other Coal	Total Coal	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—outside	$473,141	$88,195	$344,842	$121,939	$1,028,117	$1,616,989	$297,088	$179,344	$2,093,421	$234,987	$—	$3,356,525	(A)
Sales—purchased gas	—	—	—	8,999	8,999	—	—	—	—	—	—	8,999
Sales—gas royalty interests	—	—	—	82,428	82,428	—	—	—	—	—	—	82,428
Freight—outside	—	—	—	—	—	16,767	616	10,765	28,148	—	—	28,148
Intersegment transfers	—	—	2,458	—	2,458	—	—	—	—	78,229	(80,687)	—
Total Sales and Freight	$473,141	$88,195	$347,300	$213,366	$1,122,002	$1,633,756	$297,704	$190,109	$2,121,569	$313,216	$(80,687)	$3,476,100
Earnings (Loss) Before Income Taxes	$151,617	$41,064	$91,672	$(94,639)	$189,714	$426,540	$11,608	$(30,701)	$407,447	$(32,821)	$(381,216)	$183,124	(B)
Segment assets					$7,364,185	2,014,636	360,422	1,732,703	$4,107,761	$15,089	$272,495	$11,759,530	(C)
Depreciation, depletion and amortization					$314,381	$162,367	$47,021	$45,526	$254,914	$1,896	$—	$571,191
Capital expenditures					$1,103,656	$340,282	$26,654	$13,375	$380,311	$9,458	$—	$1,493,425

(A)	Included in the Coal segment are sales of $394,849 to Duke Energy and sales of $344,617 to Xcoal Energy Resources each comprising over 10% of sales.

(B)	Includes equity in earnings of unconsolidated affiliates of $32,216, $18,913 and $(1,338) for E&P, Coal, and All Other, respectively.

(C)	Includes investments in unconsolidated equity affiliates of $121,721 and $27,544 for E&P and Coal, respectively.

Industry segment results for the year ended December 31, 2013 are:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total Gas	PA Operations	VA Operations	Other Coal	Total Coal	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—outside	$251,846	$4,370	$335,730	$145,755	$737,701	$1,357,337	$450,033	$254,061	$2,061,431	$216,419	$—	$3,015,551	(D)
Sales—purchased gas	—	—	—	6,531	6,531	—	—	—	—	—	—	6,531
Sales—gas royalty interests	—	—	—	63,202	63,202	—	—	—	—	—	—	63,202
Freight—outside	—	—	—	—	—	17,779	4,010	13,649	35,438	—	—	35,438
Intersegment transfers	—	—	3,168	—	3,168	—	—	—	—	127,553	(130,721)	—
Total Sales and Freight	$251,846	$4,370	$338,898	$215,488	$810,602	$1,375,116	$454,043	$267,710	$2,096,869	$343,972	$(130,721)	$3,120,722
Earnings (Loss) Before Income Taxes	$79,462	$(3,980)	$81,260	$(158,356)	$(1,614)	$310,467	$89,470	$(55,544)	$344,393	$(17,201)	$(279,503)	$46,075	(E)
Segment assets					$6,334,468	$1,982,195	$389,372	$1,976,717	$4,348,284	$132,487	$578,428	$11,393,667	(F)
Depreciation, depletion and amortization					$231,809	$120,754	$54,725	$51,160	$226,639	$2,674	$—	$461,122
Capital expenditures					$968,607	$404,293	$21,265	$29,520	$455,078	$72,371	$—	$1,496,056

(D)	Included in the Coal segment are sales of $495,242 to Xcoal Energy & Resources and $346,424 to Duke Energy each comprising over 10% of sales.

(E)	Includes equity in earnings of unconsolidated affiliates of $14,684, $18,045 and $403 for E&P, Coal, and All Other, respectively.

(F)	Includes investments in unconsolidated equity affiliates of $206,060, $80,849 and $1,750 for E&P, Coal, and All Other, respectively.

Industry segment results for the year ended December 31, 2012 are:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total Gas	PA Operations	VA Operations	Other Coal	Total Coal	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—outside	$134,080	$400	$379,595	$144,745	$658,820	$1,323,679	$505,682	$391,310	$2,220,671	$243,059	$—	$3,122,550	(G)
Sales—purchased gas	—	—	—	3,316	3,316	—	—	—	—	—	—	3,316
Sales—gas royalty interests	—	—	—	49,405	49,405	—	—	—	—	—	—	49,405
Freight—outside	—	—	—	—	—	50,901	35,838	20,340	107,079	—	—	107,079
Intersegment transfers	—	—	1,622	—	1,622	—	—	—	—	142,014	(143,636)	—
Total Sales and Freight	$134,080	$400	$381,217	$197,466	$713,163	$1,374,580	$541,520	$411,650	$2,327,750	$385,073	$(143,636)	$3,282,350
Earnings (Loss) Before Income Taxes	$29,546	$(2,127)	$125,970	$(113,938)	$39,451	$337,681	$176,765	$94,119	$608,565	$26,194	$(267,523)	$406,687	(H)
Segment assets					$5,768,882	1,766,144	425,010	2,142,332	$4,333,486	$135,170	$2,760,056	$12,997,594	(I)
Depreciation, depletion and amortization					$205,149	$119,082	$48,491	$52,063	$219,636	$2,330	$—	$427,115
Capital expenditures					$532,636	$489,874	$126,421	$79,763	$696,058	$16,803	$—	$1,245,497

(G) Included in the Coal segment are sales of $382,843 to Xcoal Energy & Resources comprising over 10% of sales.
(H)     Includes equity in earnings of unconsolidated affiliates of $9,562, $17,318 and $168 for E&P, Coal, and All Other, respectively.
(I) Includes investments in unconsolidated equity affiliates of $143,876, $78,454, and $500 for E&P, Coal, and All Other, respectively.

Reconciliation of Segment Information to Consolidated Amounts:
Revenue and Other Income:

	For the Years Ended December 31,
	2014	2013	2012
Total segment sales and freight from external customers	$3,476,100	$3,120,722	$3,282,350
Other income not allocated to segments (Note 4)	207,103	111,483	113,170
Gain on sale of assets	43,601	67,480	282,006
Total Consolidated Revenue and Other Income	$3,726,804	$3,299,685	$3,677,526
Earnings Before Income Taxes:

	For the Years Ended December 31,
	2014	2013	2012
Segment Earnings Before Income Taxes for total reportable business segments	$597,161	$342,779	$648,016
Segment Earnings Before Income Taxes for all other businesses	(32,821)	(17,201)	26,194
Interest (expense), net (I)	(223,564)	(219,198)	(220,042)
Evaluation fees for non-core asset dispositions (I)	(9,785)	(15,168)	(6,584)
Loss on debt extinguishment	(95,267)	—	—
Other non-operating activity (I)	(52,600)	(45,137)	(40,897)
Earnings Before Income Taxes	$183,124	$46,075	$406,687

Total Assets:	December 31,
	2014	2013
Segment assets for total reportable business segments	$11,471,946	$10,682,752
Segment assets for all other businesses	15,089	132,487
Items excluded from segment assets:
Cash and other investments (I)	147,210	321,992
Recoverable income taxes	20,401	10,705
Deferred tax assets	66,569	211,303
Bond issuance costs	38,315	34,428
Total Consolidated Assets	$11,759,530	$11,393,667
_________________________
(I) Excludes amounts specifically related to the gas segment.

Enterprise-Wide Disclosures:

CONSOL Energy's Revenues by geographical location (J):

	For the Years Ended December 31,
	2014	2013	2012
United States	$3,354,581	$2,999,674	$2,898,341
Europe	91,340	83,878	187,313
South America	21,685	29,787	169,591
Canada	8,494	3,575	5,692
Other	—	3,808	21,413
Total Revenues and Freight from External Customers (K)	$3,476,100	$3,120,722	$3,282,350
_________________________
(J) CONSOL Energy attributes revenue to individual countries based on the location of the customer.
(K) CONSOL Energy has contractual relationships with certain U.S. based customers who distribute coal to international markets. The table above reflects the ultimate destination of CONSOL Energy coal.

CONSOL Energy's Property, Plant and Equipment by geographical location are:

	December 31,
	2014	2013
United States	$10,151,448	$9,431,238
Canada	11,024	11,024
Total Property, Plant and Equipment, net	$10,162,472	$9,442,262

NOTE 26—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:
The payment obligations under the $1,014,800, 8.250% per annum senior notes due April 1, 2020, the $250,000, 6.375% per annum senior notes due March 1, 2021 and the $1,856,506, 5.875% per annum senior notes due April 15, 2022 issued by CONSOL Energy are jointly and severally, and also fully and unconditionally guaranteed by substantially all subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission (SEC), the following financial information sets forth separate financial information with respect to the parent, CNX Gas, a guarantor subsidiary, the remaining guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries include investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of all other wholly owned subsidiaries. These include, for example, deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

Income Statement for the Year Ended December 31, 2014:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$1,030,574	$—	$—	$(2,457)	$1,028,117
Coal Sales	—	—	2,052,166	—	—	2,052,166
Other Outside Sales	—	—	41,255	234,987	—	276,242
Gas Royalty Interests and Purchased Gas Sales	—	91,427	—	—	—	91,427
Freight-Outside Coal	—	—	28,148	—	—	28,148
Miscellaneous Other Income	458,322	67,308	130,072	9,668	(458,267)	207,103
Gain (Loss) on Sale of Assets	—	45,917	(2,337)	21	—	43,601
Total Revenue and Other Income	458,322	1,235,226	2,249,304	244,676	(460,724)	3,726,804
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	118,391	—	—	—	118,391
Transportation, Gathering and Compression	—	258,110	—	—	—	258,110
Production, Ad Valorem, and Other Fees	—	39,418	—	—	—	39,418
Direct Administrative and Selling	—	55,092	—	—	—	55,092
Depreciation, Depletion and Amortization	—	314,381	—	—	—	314,381
Exploration and Production Related Other Costs	—	23,356	—	—	—	23,356
Production Royalty Interests and Purchased Gas Costs	—	77,197	—	—	(12)	77,185
Other Corporate Expenses	—	86,499	—	—	—	86,499
General and Administrative	—	64,047	—	—	—	64,047
Total Exploration and Production Costs	—	1,036,491	—	—	(12)	1,036,479
Coal Costs
Operating and Other Costs	23,524	—	1,328,766	—	(2,458)	1,349,832
Royalties and Production Taxes	—	—	100,890	—	—	100,890
Direct Administrative and Selling	—	—	44,185	—	—	44,185
Depreciation, Depletion and Amortization	558	—	254,356	—	—	254,914
Freight Expense	—	—	28,148	—	—	28,148
General and Administrative Costs	—	—	45,160	—	—	45,160
Other Corporate Expenses	55,321	—	—	—	—	55,321
Total Coal Costs	79,403	—	1,801,505	—	(2,458)	1,878,450
Other Costs
Miscellaneous Operating Expense	76,124	—	—	231,112	—	307,236
General and Administrative Costs	—	—	—	788	—	788
Depreciation, Depletion and Amortization	82	—	—	1,814	—	1,896
Loss on Debt Extinguishment	95,267	—	—	—	—	95,267
Interest Expense	220,068	9,021	—	235	(5,760)	223,564
Total Other Costs	391,541	9,021	—	233,949	(5,760)	628,751
Total Costs And Expenses	470,944	1,045,512	1,801,505	233,949	(8,230)	3,543,680
Earnings (Loss) Before Income Tax	(12,622)	189,714	447,799	10,727	(452,494)	183,124
Income Taxes	(175,712)	66,441	119,559	4,059	—	14,347
Income (Loss) From Continuing Operations	163,090	123,273	328,240	6,668	(452,494)	168,777
Loss From Discontinued Operations, net	—	—	—	(5,687)	—	(5,687)
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$163,090	$123,273	$328,240	$981	$(452,494)	$163,090

Balance Sheet for December 31, 2014:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$145,239	$30,682	$—	$1,068	$—	$176,989
Accounts and Notes Receivable:
Trade	—	117,912	—	141,905	—	259,817
Other Receivables	25,497	309,247	12,390	12	—	347,146
Inventories	—	14,748	87,125	—	—	101,873
Deferred Income Taxes	99,776	(33,207)	—	—	—	66,569
Recoverable Income Taxes	79,426	(59,025)	—	—	—	20,401
Prepaid Expenses	38,418	129,796	25,341	—	—	193,555
Total Current Assets	388,356	510,153	124,856	142,985	—	1,166,350
Property, Plant and Equipment:
Property, Plant and Equipment	158,555	8,066,308	6,449,914	—	—	14,674,777
Less-Accumulated Depreciation, Depletion and Amortization	108,432	1,497,569	2,906,304	—	—	4,512,305
Total Property, Plant and Equipment-Net	50,123	6,568,739	3,543,610	—	—	10,162,472
Other Assets:
Investment in Affiliates	12,571,886	121,721	27,544	—	(12,568,193)	152,958
Other	172,884	71,339	33,527	—	—	277,750
Total Other Assets	12,744,770	193,060	61,071	—	(12,568,193)	430,708
Total Assets	$13,183,249	$7,271,952	$3,729,537	$142,985	$(12,568,193)	$11,759,530
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$86,313	$385,381	$60,279	$—	$—	$531,973
Accounts Payable (Recoverable)—Related Parties	4,499,174	182,758	(5,333,209)	(68,873)	720,150	—
Current Portion Long-Term Debt	2,485	6,602	3,929	—	—	13,016
Short-Term Notes Payable	—	720,150	—	—	(720,150)	—
Other Accrued Liabilities	119,484	172,787	310,701	—	—	602,972
Total Current Liabilities	4,707,456	1,467,678	(4,958,300)	(68,873)	—	1,147,961
Long-Term Debt:
Long-Term Debt	3,123,187	—	113,235	—	—	3,236,422
Capital Lease Obligations	942	37,342	1,172	—	—	39,456
Total Long-Term Debt	3,124,129	37,342	114,407	—	—	3,275,878
Deferred Credits and Other Liabilities
Deferred Income Taxes	(148,925)	474,517	—	—	—	325,592
Postretirement Benefits Other Than Pensions	—	—	703,680	—	—	703,680
Pneumoconiosis Benefits	—	—	116,941	—	—	116,941
Mine Closing	—	—	306,789	—	—	306,789
Gas Well Closing	—	116,930	58,439	—	—	175,369
Workers’ Compensation	—	—	75,947	—	—	75,947
Salary Retirement	109,956	—	—	—	—	109,956
Reclamation	—	—	33,788	—	—	33,788
Other	61,175	94,378	2,618	—	—	158,171
Total Deferred Credits and Other Liabilities	22,206	685,825	1,298,202	—	—	2,006,233
Total CONSOL Energy Inc. Stockholders’ Equity	5,329,458	5,081,107	7,275,228	211,858	(12,568,193)	5,329,458
Total Liabilities and Equity	$13,183,249	$7,271,952	$3,729,537	$142,985	$(12,568,193)	$11,759,530

Condensed Statement of Cash Flows For the Year Ended December 31, 2014:

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Continuing Operations	$(178,921)	$567,851	$157,211	$36,902	$387,663	$970,706
Net Cash Used In Discontinued Operating Activities	—	—	—	(33,926)	—	(33,926)
Net Cash Provided by (Used in) Operating Activities	$(178,921)	$567,851	$157,211	$2,976	$387,663	$936,780
Cash Flows from Investing Activities:
Capital Expenditures	$(4,420)	$(1,103,656)	$(385,349)	$—	$—	$(1,493,425)
Proceeds From Sales of Assets	44,049	92,507	220,267	13	—	356,836
Investments in Equity Affiliates	—	85,248	9,959	—	—	95,207
Net Cash (Used in) Provided by Continuing Operations	$39,629	$(925,901)	$(155,123)	$13	$—	$(1,041,382)
Cash Flows from Financing Activities:
(Payments on) Proceeds from Miscellaneous Borrowings	$(12,135)	$387,663	$(7,257)	$(2,630)	$(387,663)	$(22,022)
Payments on Long Term Notes, including Redemption Premium	(1,843,866)	—	—	—	—	(1,843,866)
Proceeds from Issuance of Long-Term Notes	1,859,920	—	—	—	—	1,859,920
Tax Benefit from Stock-Based Compensation	2,629	—	—	—	—	2,629
Dividends Paid	(57,506)	—	—	—	—	(57,506)
Proceeds from Issuance of Common Stock	15,016	—	—	—	—	15,016
Other Financing Activities	—	(5,169)	5,169	—	—	—
Net Cash (Used in) Provided by Continuing Operations	$(35,942)	$382,494	$(2,088)	$(2,630)	$(387,663)	$(45,829)

Statement of Comprehensive Income for the Year Ended December 31, 2014:

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Net Income (Loss)	$163,090	$123,273	$328,240	$981	$(452,494)	$163,090
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments	94,989	—	94,989	—	(94,989)	94,989
Net Increase (Decrease) in the Value of Cash Flow Hedge	97,316	97,316	—	—	(97,316)	97,316
Reclassification of Cash Flow Hedge from OCI to Earnings	(18,288)	(18,288)	—	—	18,288	(18,288)
Other Comprehensive Income (Loss):	174,017	79,028	94,989	—	(174,017)	174,017
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$337,107	$202,301	$423,229	$981	$(626,511)	$337,107

Income Statement for the Year Ended December 31, 2013:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$741,090	$—	$—	$(3,389)	$737,701
Coal Sales	—	—	2,018,067	—	—	2,018,067
Other Outside Sales	—	—	43,364	216,419	—	259,783
Gas Royalty Interests and Purchased Gas Sales	—	69,733	—	—	—	69,733
Freight-Outside Coal	—	—	35,438	—	—	35,438
Miscellaneous Other Income	930,481	36,371	54,612	20,500	(930,481)	111,483
Gain (Loss) on Sale of Assets	—	21,000	46,366	114	—	67,480
Total Revenue and Other Income	930,481	868,194	2,197,847	237,033	(933,870)	3,299,685
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	96,601	—	—	—	96,601
Transportation, Gathering and Compression	—	201,024	—	—	—	201,024
Production, Ad Valorem, and Other Fees	—	28,676	—	—	—	28,676
Direct Administrative and Selling	—	49,092	—	—	—	49,092
Depreciation, Depletion and Amortization	—	231,809	—	—	—	231,809
Exploration and Production Related Other Costs	—	61,104	—	—	—	61,104
Production Royalty Interests and Purchased Gas Costs	—	57,906	—	—	(41)	57,865
Other Corporate Expenses	—	95,534	—	—	1	95,535
General and Administrative	—	39,047	—	—	—	39,047
Total Exploration and Production Costs	—	860,793	—	—	(40)	860,753
Coal Costs
Operating and Other Costs	14,743	—	1,174,638	—	156,416	1,345,797
Royalties and Production Taxes	—	—	102,128	—	—	102,128
Direct Administrative and Selling	—	—	49,018	—	—	49,018
Depreciation, Depletion and Amortization	12,160	—	214,479	—	—	226,639
Freight Expense	—	—	35,438	—	—	35,438
General and Administrative Costs	—	—	40,047	—	—	40,047
Other Corporate Expenses	55,802	—	—	—	—	55,802
Total Coal Costs	82,705	—	1,615,748	—	156,416	1,854,869
Other Costs
Miscellaneous Operating Expense	139,927	—	—	224,706	(49,453)	315,180
General and Administrative Costs	—	—	—	936	—	936
Depreciation, Depletion and Amortization	697	—	—	1,977	—	2,674
Interest Expense	211,026	8,605	—	47	(480)	219,198
Total Other Costs	351,650	8,605	—	227,666	(49,933)	537,988
Total Costs And Expenses	434,355	869,398	1,615,748	227,666	106,443	3,253,610
Earnings (Loss) Before Income Tax	496,126	(1,204)	582,099	9,367	(1,040,313)	46,075
Income Taxes	(164,316)	1,420	126,164	3,543	—	(33,189)
Income (Loss) From Continuing Operations	660,442	(2,624)	455,935	5,824	(1,040,313)	79,264
Income From Discontinued Operations, net	—	—	—	579,792	—	579,792
Net Income (Loss)	660,442	(2,624)	455,935	585,616	(1,040,313)	659,056
Less: Net Loss Attributable to Noncontrolling Interests	—	(1,386)	—	—	—	(1,386)
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$660,442	$(1,238)	$455,935	$585,616	$(1,040,313)	$660,442

Balance Sheet for December 31, 2013:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$320,473	$6,238	$—	$709	$—	$327,420
Accounts and Notes Receivable:
Trade	—	71,911	—	260,663	—	332,574
Notes Receivable	1,238	—	24,623	—	—	25,861
Other Receivables	17,657	207,128	14,969	4,219	—	243,973
Inventories	—	15,185	99,320	43,409	—	157,914
Deferred Income Taxes	219,566	(8,263)	—	—	—	211,303
Recoverable Income Taxes	(16,262)	26,967	—	—	—	10,705
Prepaid Expenses	43,698	65,701	24,915	1,528	—	135,842
Total Current Assets	586,370	384,867	163,827	310,528	—	1,445,592
Property, Plant and Equipment:
Property, Plant and Equipment	173,719	6,919,972	6,459,014	25,804	—	13,578,509
Less-Accumulated Depreciation, Depletion and Amortization	122,022	1,188,464	2,806,775	18,986	—	4,136,247
Total Property, Plant and Equipment-Net	51,697	5,731,508	3,652,239	6,818	—	9,442,262
Other Assets:
Investment in Affiliates	11,965,054	206,060	70,222	—	(11,949,661)	291,675
Notes Receivable	125	—	—	—	—	125
Other	145,401	30,728	28,831	9,053	—	214,013
Total Other Assets	12,110,580	236,788	99,053	9,053	(11,949,661)	505,813
Total Assets	$12,748,647	$6,353,163	$3,915,119	$326,399	$(11,949,661)	$11,393,667
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$91,553	$324,226	$89,201	$9,600	$—	$514,580
Accounts Payable (Recoverable)—Related Parties	4,629,131	23,287	(5,121,727)	136,822	332,487	—
Current Portion Long-Term Debt	1,029	6,258	3,372	796	—	11,455
Short-Term Notes Payable	—	332,487	—	—	(332,487)	—
Other Accrued Liabilities	144,612	89,080	322,606	9,399	—	565,697
Current Liabilities of Discontinued Operations	—	—	—	28,239	—	28,239
Total Current Liabilities	4,866,325	775,338	(4,706,548)	184,856	—	1,119,971
Long-Term Debt:
Long-Term Debt	3,004,213	—	111,750	—	—	3,115,963
Capital Lease Obligations	1,245	42,852	1,724	1,775	—	47,596
Total Long-Term Debt	3,005,458	42,852	113,474	1,775	—	3,163,559
Deferred Credits and Other Liabilities
Deferred Income Taxes	(232,904)	475,547	—	—	—	242,643
Postretirement Benefits Other Than Pensions	—	—	961,127	—	—	961,127
Pneumoconiosis Benefits	—	—	111,971	—	—	111,971
Mine Closing	—	—	320,723	—	—	320,723
Gas Well Closing	—	119,429	56,174	—	—	175,603
Workers’ Compensation	—	—	71,136	332	—	71,468
Salary Retirement	48,252	—	—	—	—	48,252
Reclamation	—	—	40,706	—	—	40,706
Other	55,227	61,190	14,938	—	—	131,355
Total Deferred Credits and Other Liabilities	(129,425)	656,166	1,576,775	332	—	2,103,848
Total CONSOL Energy Inc. Stockholders’ Equity	5,006,289	4,878,807	6,931,418	139,436	(11,949,661)	5,006,289
Total Liabilities and Equity	$12,748,647	$6,353,163	$3,915,119	$326,399	$(11,949,661)	$11,393,667

Condensed Statement of Cash Flows For the Year Ended December 31, 2013:

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Continuing Operations	$51,093	$440,763	$572,683	$(843,456)	$332,487	$553,570
Net Cash Provided by Discontinued Operating Activities	—	—	—	105,206	—	105,206
Net Cash Provided by (Used in) Operating Activities	$51,093	$440,763	$572,683	$(738,250)	$332,487	$658,776
Cash Flows from Investing Activities:
Capital Expenditures	$(68,796)	$(968,607)	$(458,653)	$—	$—	$(1,496,056)
Changes in Restricted Cash	—	—	68,673	—	—	68,673
Proceeds from Sales of Assets	327,964	350,975	(195,082)	112	—	483,969
(Investments in), net of Distributions from, Equity Affiliates	—	(47,500)	11,788	—	—	(35,712)
Net Cash (Used in) Provided by Continuing Operations	$259,168	$(665,132)	$(573,274)	$112	$—	$(979,126)
Net Cash Provided by Discontinued Investing Activities	—	—	—	777,145	—	777,145
Net Cash (Used in) Provided by Investing Activities	$259,168	$(665,132)	$(573,274)	$777,257	$—	$(201,981)
Cash Flows from Financing Activities:
(Payments on) Proceeds from Miscellaneous Borrowings	$(25,952)	$—	$(4,800)	$(792)	$—	$(31,544)
Payments on Securitization Facility	—	—	—	(37,846)	—	(37,846)
Dividends (Paid)	14,168	(100,000)	—	—	—	(85,832)
(Payments on) Proceeds from Short-Term Borrowings	—	332,487	—	—	(332,487)	—
Proceeds from Issuance of Common Stock	3,727	—	—	—	—	3,727
Other Financing Activities	778	(5,232)	5,232	—	—	778
Net Cash (Used in) Provided by Continuing Operations	$(7,279)	$227,255	$432	$(38,638)	$(332,487)	$(150,717)
Net Cash Used in Discontinued Financing Activities	—	—	—	(520)	—	(520)
Net Cash (Used in) Provided by Financing Activities	$(7,279)	$227,255	$432	$(39,158)	$(332,487)	$(151,237)
Statement of Comprehensive Income for the Year Ended December 31, 2013:

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non-Guarantors	Elimination	Consolidated
Net Income (Loss)	$660,442	$(2,624)	$455,935	$585,616	$(1,040,313)	$659,056
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments	456,493	—	456,493	—	(456,493)	456,493
Net Increase (Decrease) in the Value of Cash Flow Hedge	45,631	45,631	—	—	(45,631)	45,631
Reclassification of Cash Flow Hedge from OCI to Earnings	(79,899)	(79,899)	—	—	79,899	(79,899)
Other Comprehensive Income (Loss):	$422,225	$(34,268)	$456,493	$—	$(422,225)	$422,225
Comprehensive Income (Loss)	1,082,667	(36,892)	912,428	585,616	(1,462,538)	1,081,281
Less: Net Loss Attributable to Noncontrolling Interests	—	(1,386)	—	—	—	(1,386)
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$1,082,667	$(35,506)	$912,428	$585,616	$(1,462,538)	$1,082,667

Income Statement for the Year Ended December 31, 2012:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$661,192	$—	$—	$(2,372)	$658,820
Coal Sales	—	—	2,169,625	—	—	2,169,625
Other Outside Sales	—	—	51,046	243,059	—	294,105
Gas Royalty Interests and Purchased Gas Sales	—	52,721	—	—	—	52,721
Freight-Outside Coal	—	—	107,079	—	—	107,079
Miscellaneous Other Income	613,340	45,232	46,313	21,626	(613,341)	113,170
Gain (Loss) on Sale of Assets	—	10,964	271,029	13	—	282,006
Total Revenue and Other Income	613,340	770,109	2,645,092	264,698	(615,713)	3,677,526
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	90,837	—	—	—	90,837
Transportation, Gathering and Compression	—	160,579	—	—	—	160,579
Production, Ad Valorem, and Other Fees	—	26,145	—	—	—	26,145
Direct Administrative and Selling	—	47,565	—	—	—	47,565
Depreciation, Depletion and Amortization	—	205,149	—	—	—	205,149
Exploration and Production Related Other Costs	—	39,005	—	—	—	39,005
Production Royalty Interests and Purchased Gas Costs	—	41,633	—	—	(55)	41,578
Other Corporate Expenses	—	81,028	—	—	5	81,033
General and Administrative	—	33,686	—	—	—	33,686
Total Exploration and Production Costs	—	725,627	—	—	(50)	725,577
Coal Costs
Operating and Other Costs	9,292	—	1,356,575	—	92,046	1,457,913
Royalties and Production Taxes	—	—	117,194	—	—	117,194
Direct Administrative and Selling	—	—	54,910	—	—	54,910
Depreciation, Depletion and Amortization	11,491	—	208,145	—	—	219,636
Freight Expense	—	—	107,079	—	—	107,079
General and Administrative Costs	—	—	42,662	—	—	42,662
Other Corporate Expenses	52,900	—	—	—	—	52,900
Total Coal Costs	73,683	—	1,886,565	—	92,046	2,052,294
Other Costs
Miscellaneous Operating Expense	78,861	—	—	244,635	(53,843)	269,653
General and Administrative Costs	—	—	—	943	—	943
Depreciation, Depletion and Amortization	266	—	—	2,064	—	2,330
Interest Expense	208,894	5,098	6,470	44	(464)	220,042
Total Other Costs	288,021	5,098	6,470	247,686	(54,307)	492,968
Total Costs And Expenses	361,704	730,725	1,893,035	247,686	37,689	3,270,839
Earnings (Loss) Before Income Tax	251,636	39,384	752,057	17,012	(653,402)	406,687
Income Taxes	(136,834)	15,021	204,105	6,436	—	88,728
Income (Loss) From Continuing Operations	388,470	24,363	547,952	10,576	(653,402)	317,959
Income From Discontinued Operations, net	—	—	—	70,114	—	70,114
Net Income (Loss)	388,470	24,363	547,952	80,690	(653,402)	388,073
Less: Net Loss Attributable to Noncontrolling Interests	—	(397)	—	—	—	(397)
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$388,470	$24,760	$547,952	$80,690	$(653,402)	$388,470

Condensed Statement of Cash Flows For the Year Ended December 31, 2012:

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Continuing Operations	$(58,410)	$82,036	$412,293	$21,423	$—	$457,342
Net Cash Provided by Discontinued Operating Activities	—	—	—	270,771	—	270,771
Net Cash Provided by (Used in) Operating Activities	$(58,410)	$82,036	$412,293	$292,194	$—	$728,113
Cash Flows from Investing Activities:
Capital Expenditures	$(49,973)	$(532,636)	$(662,888)	$—	$—	$(1,245,497)
Changes in Restricted Cash	—	—	(48,294)	—	—	(48,294)
Proceeds From Sales of Assets	—	360,129	285,238	254	—	645,621
(Investments in), net of Distributions from, Equity Affiliates	200,000	(37,400)	13,949	—	(200,000)	(23,451)
Net Cash (Used in) Provided by Continuing Operations	$150,027	$(209,907)	$(411,995)	$254	$(200,000)	$(671,621)
Net Cash Used in Discontinued Investing Activities	—	—	—	(328,789)	—	(328,789)
Net Cash (Used in) Provided by Investing Activities	$150,027	$(209,907)	$(411,995)	$(328,535)	$(200,000)	$(1,000,410)
Cash Flows from Financing Activities:
Dividends (Paid)	$(142,278)	$(200,000)	$—	$—	$200,000	$(142,278)
Proceeds from Issuance of Common Stock	8,278	—	—	—	—	8,278
Other Financing Activities	22,532	(5,504)	(1,408)	37,404	—	53,024
Net Cash (Used in) Provided by Continuing Operations	$(111,468)	$(205,504)	$(1,408)	$37,404	$200,000	$(80,976)
Net Cash Used in Discontinued Financing Activities	—	—	—	(601)	—	(601)
Net Cash (Used in) Provided by Financing Activities	$(111,468)	$(205,504)	$(1,408)	$36,803	$200,000	$(81,577)

Statement of Comprehensive Income for the Year Ended December 31, 2012:

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Net Income (Loss)	$388,470	$24,363	$547,952	$80,690	$(653,402)	$388,073
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments	129,231	—	129,231	—	(129,231)	129,231
Net Increase (Decrease) in the Value of Cash Flow Hedge	114,240	114,240	—	—	(114,240)	114,240
Reclassification of Cash Flow Hedge from OCI to Earnings	(189,259)	(189,259)	—	—	189,259	(189,259)
Other Comprehensive Income (Loss):	$54,212	$(75,019)	$129,231	$—	$(54,212)	$54,212
Comprehensive Income (Loss)	442,682	(50,656)	677,183	80,690	(707,614)	442,285
Less: Net Loss Attributable to Noncontrolling Interests	—	(397)	—	—	—	(397)
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$442,682	$(50,259)	$677,183	$80,690	$(707,614)	$442,682

NOTE 27—RELATED PARTY TRANSACTIONS
On September 30 2011, CNX Gas Company and Noble Energy, Inc. (Noble Energy), an unrelated third party and joint venture partner, formed CONE Gathering LLC to develop and operate each company's gas gathering system needs in the Marcellus Shale play. CONSOL Energy accounts for CNX Gas Company's 50% ownership interest in CONE Gathering LLC under the equity method of accounting.

On May 30, 2014, CONE Gathering LLC formed CONE Midstream Partners, LP (the Partnership). On September 30, 2014, CONE Gathering LLC contributed certain assets and liabilities to the Partnership, which closed on an initial public offering of 20,125,000 of its common units at a per unit price of $22.00, which included a 2,625,000 common unit over-allotment option that was exercised in full by the underwriters (the CONE IPO). The Partnership received net proceeds of $413,005 in connection with the CONE IPO, which is net of underwriting discounts, commissions, structuring fees and other offering expense of $29,745. The Partnership distributed $203,986 of the net proceeds from the CONE IPO to CNX Gas Company, which CONSOL Energy recorded as a return on equity investments within cash flows from operating activities and as a net investment in equity affiliates within cash flows from investing activities, pursuant to the cumulative earnings approach. Under this approach, all distributions received by the investor are deemed to be returns on the investment unless the cumulative distributions exceed the cumulative equity in earnings recognized by the investor. The excess distributions are deemed to be returns of the investment and are classified as investing cash flows.

Following the CONE IPO, CONE Gathering LLC has a 2% general partner interest in the Partnership, while each sponsor has a 32.1% limited partner interest. CNX Gas Company accounts for its portion of the earnings in the Partnership under the equity method of accounting. At December 31, 2014, CNX Gas Company and Noble Energy each continue to own a 50% interest in the assets of CONE Gathering LLC that were not contributed to the Partnership.

During the years ended December 31, 2014 and 2013, CONE Gathering LLC (prior to September 30, 2014) and the Partnership (after September 30, 2014) provided gathering services to CNX Gas Company in the ordinary course of business totaling $65,584 and $35,765 respectively.  These costs were included in Exploration and Production Costs - Transportation, Gathering and Compression on CONSOL Energy’s accompanying Consolidated Statements of Income. At December 31, 2014 and December 31, 2013, CONSOL Energy had a net payable of $21,535 and $5,448 respectively, due to both the Partnership and CONE Gathering LLC primarily for accrued but unpaid gathering services.

Supplemental Gas Data (unaudited):

The following information was prepared in accordance with the FASB's Accounting Standards Update No. 2010-03, “Extractive Activities-Oil and Gas (Topic 932).”

Capitalized Costs:

	As of December 31,
	2014	2013
Proven properties	$1,768,007	$1,670,404
Unproven properties	1,540,835	1,463,406
Intangible drilling costs	2,798,394	1,937,336
Wells and related equipment	716,748	688,548
Gathering assets	1,088,238	1,058,008
Gas well plugging	111,227	113,481
Total Property, Plant and Equipment	8,023,449	6,931,183
Accumulated Depreciation, Depletion and Amortization	(1,515,983)	(1,187,409)
Net Capitalized Costs	$6,507,466	$5,743,774

Costs incurred for property acquisition, exploration and development (*):

	For the Years Ended December 31,
	2014	2013	2012
Property acquisitions
Proven properties	$—	$—	$50,005
Unproven properties	119,597	260,477	28,634
Development	952,733	629,100	339,608
Exploration	45,006	95,413	130,312
Total	$1,117,336	$984,990	$548,559
__________

(*)	Includes costs incurred whether capitalized or expensed.

Results of Operations for Producing Activities:

	For the Years Ended December 31,
	2014	2013	2012
Production Revenue	$1,030,574	$740,869	$660,442
Royalty Interest Gas Revenue	82,428	63,202	49,405
Purchased Gas Revenue	8,999	6,531	3,316
Total Revenue	1,122,001	810,602	713,163
Lifting Costs	118,391	96,601	90,837
Ad Valorem, Severance & Other Taxes	39,418	28,676	26,145
Gathering Costs	258,110	201,024	160,579
Royalty Interest Gas Costs	69,946	53,069	38,922
Direct Administrative, Selling & Other Costs	55,092	49,092	47,565
Other Costs	22,719	61,107	39,029
Purchased Gas Costs	7,251	4,837	2,711
DD&A	314,381	231,809	205,149
Total Costs	885,308	726,215	610,937
Pre-tax Operating Income	236,693	84,387	102,226
Income Taxes	82,894	32,067	38,989
Results of Operations for Producing Activities excluding Corporate and Interest Costs	$153,799	$52,320	$63,237

The following is production, average sales price and average production costs, excluding ad valorem and severance taxes, per unit of production:

	For the Years Ended December 31,
	2014	2013	2012
Production (MMcfe)	235,714	172,380	156,325
Average gas sales price before effects of financial settlements (per Mcf)	$4.26	$3.85	$3.00
Average effects of financial settlements (per Mcf)	$0.11	$0.45	$1.22
Average gas sales price including effects of financial settlements (per Mcf)	$4.37	$4.30	$4.22
Average lifting costs, excluding ad valorem and severance taxes (per Mcf)	$0.50	$0.56	$0.58
During the years ended December 31, 2014, 2013 and 2012, we drilled 180.3, 139.8, and 95.5 net development wells, respectively. There were no net dry development wells in 2014, 2013, or 2012.
During the years ended December 31, 2014, 2013 and 2012, we drilled 8.5, 5.5, and 22.0 net exploratory wells, respectively. There were no net dry exploratory wells in 2014 or 2013, and 9.5 net dry exploratory wells in 2012.
At December 31, 2014, there were 52.0 net development wells and 2.5 net exploratory wells in the process of being drilled.
We are committed to provide 153.5 Bcf of gas under existing sales contracts or agreements over the course of the next four years. We expect to produce sufficient quantities from existing proved developed reserves to satisfy these commitments.
Most of our development wells and proved acreage are located in Virginia, West Virginia and Pennsylvania. Some leases are beyond their primary term, but these leases are extended in accordance with their terms as long as certain drilling commitments or other term commitments are satisfied. The following table sets forth, at December 31, 2014, the number of producing wells, developed acreage and undeveloped acreage:

	Gross	Net(1)
Producing Gas Wells (including gob wells)	17,044	12,918
Producing Oil Wells	154	34
Proved Developed Acreage	537,935	515,439
Proved Undeveloped Acreage	112,617	63,801
Unproved Acreage	4,946,174	3,933,975
Total Acreage	5,596,726	4,513,215
____________

(1)
Net acres include acreage attributable to our working interests of the properties. Additional adjustments (either increases or decreases) may be required as we further develop title to and further confirm our rights with respect to our various properties in anticipation of development. We believe that our assumptions and methodology in this regard are reasonable.

Proved Oil and Gas Reserves Quantities:

Annually, the preparation of gas reserves estimates are completed in accordance with CONSOL Energy's prescribed internal control procedures, which include verification of input data into a gas reserves forecasting and economic evaluation software, as well as multi-functional management review. The input data verification includes reviews of the price and cost assumptions used in the economic model to determine the reserves. Also, the production volumes are reconciled between the system used to calculate the reserves and other accounting/measurement systems. The technical employee responsible for overseeing the preparation of the reserve estimates is a petroleum engineer with over 10 years of experience in the oil and gas industry. Our 2014 gas reserves results, which are reported in the Supplemental Gas Data year ended December 31, 2014 Form 10-K, were audited by Netherland Sewell. The technical person primarily responsible for overseeing the audit of our reserves is a registered professional engineer in the state of Texas with over 15 years of experience in the oil and gas industry. The gas reserves estimates are as follows:

			Condensate	Consolidated
	Natural Gas	NGLs	& Crude Oil	Operations
	(MMcfe)	(Mbbls)	(Mbbls)	(MMcfe)
Balance December 31, 2011 (c)	3,470,551	25	1,555	3,480,027
Revisions (a)	243,442	469	(710)	241,989
Price Changes	(526,608)	—	(1)	(526,611)
Extensions and Discoveries (b)	873,104	12,992	553	954,378
Production	(155,052)	(111)	(100)	(156,325)
Balance December 31, 2012 (c)	3,905,437	13,375	1,297	3,993,458
Revisions (a)	176,045	(1,017)	336	171,953
Price Changes	104,728	4	1	104,757
Extensions and Discoveries (b)	1,567,634	9,623	1,343	1,633,426
Production	(168,737)	(438)	(170)	(172,380)
Balance December 31, 2013 (c)	5,585,107	21,547	2,807	5,731,214
Revisions (d)	(46,560)	40,363	3,756	218,168
Price Changes	15,512	—	—	15,512
Extensions and Discoveries (e)	979,801	18,459	1,314	1,098,436
Production	(216,260)	(2,578)	(664)	(235,714)
Balance December 31, 2014 (c)	6,317,600	77,791	7,213	6,827,616

Proved developed reserves:
December 31, 2012	2,149,912	1,717	878	2,165,483
December 31, 2013	2,470,412	5,939	1,375	2,514,294
December 31, 2014	2,979,906	32,406	4,062	3,198,706

Proved undeveloped reserves:
December 31, 2012	1,755,525	12,075	—	1,827,975
December 31, 2013	3,114,695	15,607	1,431	3,216,920
December 31, 2014	3,337,694	45,385	3,151	3,628,910
__________

(a)
Revisions are primarily due to corporate planning changes that affect the number of wells (5-Years) forecasted to be drilled in our various areas and reservoirs. These changes along with upward revisions attributable to efficiencies in operations and well performance had the total affect of the positive revisions for 2013 and 2012.

(b)	Extensions and Discoveries in 2013 and 2012 are primarily due to the addition of wells on our Marcellus Shale acreage more than one offset location away with reliable technology.

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

(d)
Revisions for 2014 are primarily due to efficiencies in operations and well optimization and had the total effect of positive revisions. Additionally, the 2014 revisions include a reclassification of ethane volumes from natural gas to NGLs.

(e)
Extensions and Discoveries in 2014 are primarily due to the addition of wells on our Marcellus and Utica Shale acreage. We also included Marcellus Shale wells which are more than one offset location away due to continued use of reliable technology.

For the Year
Ended
December 31,
2014
Proved Undeveloped Reserves (MMcfe)
Beginning proved undeveloped reserves	3,216,920
Undeveloped reserves transferred to developed(a)	(526,839)
Price Changes	(1,293)
Plan and other revisions (b)	(9,034)
Extension and discoveries	949,156
Ending proved undeveloped reserves(c)(d)	3,628,910
_________

(a)
During 2014, various exploration and development drilling and evaluations were completed. Approximately, $389,838 of capital was spent in the year ended December 31, 2014 related to undeveloped reserves that were transferred to developed.

(b) Plan and other revisions are due to corporate planning changes that affect the number of wells forecasted to be drilled in our various areas and reservoirs. These changes along with upward revisions attributable to efficiencies in operations and well performance had the total affect of a positive revision.

(c)
Included in proved undeveloped reserves at December 31, 2014 are approximately 212,161 MMcfe of reserves that have been reported for more than five years. These reserves specifically relate to CONSOL Energy's Buchanan Mine, more specifically, to GOB (a rubble zone formed in the cavity created by the extraction of coal) production due to a complex fracture being generated in the overburden strata above the mined seam. Mining operations take a significant amount of time and our GOB forecasts are consistent with the future plans of the Buchanan Mine. Evidence also exists that supports the continual operation of the mine beyond the current plan, unless there was an extreme circumstance which resulted from an external factor. These reasons constitute that specific circumstances exist to continue recognizing these reserves for CONSOL Energy.

(d)
Included in proved undeveloped reserves at December 31, 2014 are 229 gross proved undeveloped locations that generate positive future net revenue but have negative present worth discounted at 10 percent as of December 31, 2014, representing 12.1% of our total proved undeveloped reserves. Additionally, the 438.8 Bcfe of natural gas and equivalents attributable to these locations represent approximately 6.4% of our total proved reserves. The Company includes these well sites in its current drilling plans and currently intends to drill these sites as our economic modeling of these well locations generate positive future cash flows.

The following table represents the capitalized exploratory well cost activity as indicated:

December 31,
2014
Costs pending the determination of proved reserves at December 31, 2014
For a period one year or less	$22,851
For a period greater than one year but less than five years	—
For a period greater than five years	—
Total	$22,851

	December 31,
	2014	2013	2012
Costs reclassified to wells, equipment and facilities based on the determination of proved reserves	$27,453	$12,140	$14,447
Costs expensed due to determination of dry hole or abandonment of project	$2,041	$8,596	$3,320
CONSOL Energy's proved gas reserves are located in the United States.

Standardized Measure of Discounted Future Net Cash Flows:
The following information has been prepared in accordance with the provisions of the Financial Accounting Standards Board's Accounting Standards Update No. 2010-03, “Extractive Activities-Oil and Gas (Topic 932).” This topic requires the standardized measure of discounted future net cash flows to be based on the average, first-day-of-the-month price for the year ended December 31, 2014. Because prices used in the calculation are average prices for that year, the standardized measure could vary significantly from year to year based on the market conditions that occurred.
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

	December 31,
	2014	2013	2012
Future Cash Flows:
Revenues	$28,502,852	$21,602,594	$11,777,550
Production costs	(10,100,868)	(7,105,962)	(4,823,670)
Development costs	(3,368,621)	(3,902,875)	(2,450,589)
Income tax expense	(5,711,989)	(4,025,626)	(1,711,251)
Future Net Cash Flows	9,321,374	6,568,131	2,792,040
Discounted to present value at a 10% annual rate	(6,337,216)	(4,887,320)	(2,055,834)
Total standardized measure of discounted net cash flows	$2,984,158	$1,680,811	$736,206
The following are the principal sources of change in the standardized measure of discounted future net cash flows for consolidated operations during:

	December 31,
	2014	2013	2012
Balance at beginning of period	$1,680,811	$736,206	$1,747,181
Net changes in sales prices and production costs	517,731	1,295,956	(1,480,573)
Sales net of production costs	(559,563)	(365,477)	(104,518)
Net change due to revisions in quantity estimates	151,233	132,900	(104,158)
Net change due to extensions, discoveries and improved recovery	418,775	383,308	14,645
Development costs incurred during the period	952,733	625,824	333,640
Difference in previously estimated development costs compared to actual costs incurred during the period	(102,949)	(123,976)	(96,749)
Changes in estimated future development costs	595,221	(486,518)	(153,104)
Net change in future income taxes	(798,470)	(578,951)	619,045
Accretion of discount and other	128,636	61,539	(39,203)
Total discounted cash flow at end of period	$2,984,158	$1,680,811	$736,206

Supplemental Coal Data (unaudited)

	Millions of Tons
	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Proved and probable reserves at beginning of period	3,032	4,229	4,314	4,229	4,350
Purchased reserves	—	1	—	6	4
Reserves sold in place	(233)	(1,199)	(155)	—	(41)
Production	(32)	(55)	(55)	(62)	(62)
Revisions and other changes	471	56	125	141	(22)
Consolidated proved and probable reserves at end of period*	3,238	3,032	4,229	4,314	4,229

Proportionate share of proved and probable reserves of unconsolidated equity affiliates (excluded from the table above)*	55	57	41	145	172
______________
* Proved and probable coal reserves are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.
CONSOL Energy's coal reserves are located in nearly every major coal-producing region in North America. At December 31, 2014, 319 million tons were assigned to mines either in production or temporarily idled. The proved and probable reserves at December 31, 2014 include 2,759 million tons of thermal coal reserves, of which approximately 5 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million British thermal unit (Btu), 17 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu and an additional 78 percent has a sulfur content equivalent to greater than 2.5 pounds sulfur dioxide per million Btu. The reserves also include 480 million tons of metallurgical coal in consolidated reserves, of which approximately 41 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million Btu and an additional 59 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu.
Our estimate of proven and probable coal reserves has been determined by CONSOL Energy’s geologists and mining engineers. CONSOL Energy geologists and mining engineers completed an extensive re-evaluation of the longwall mineable Pittsburgh and Illinois No. 5 seams during 2014. The re-evaluations included the use of mine specific assumptions and mine plans versus general mine recovery factors and general parameters. To date, approximately 50% of CONSOL Energy’s reserves have been re-evaluated using mine specific parameters as opposed to an assumed average mining recovery factor. The 2014 re-evaluations resulted in 407 million of the total 471 million additional tons of proven and probable reserves added as result of revisions and other changes in 2014. During 2014, Golder Associates (Golder) audited approximately 86% of the above revisions and other changes that occurred in 2014.

Supplemental Quarterly Information (unaudited):
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Sales (A)	$900,485	$855,867	$833,806	$857,794
Freight Revenue	$9,945	$10,109	$2,497	$5,597
Costs and Expenses (B)	$573,240	$615,161	$610,553	$574,741
Freight Expense	$9,945	$10,109	$2,497	$5,597
Income (Loss) from Continuing Operations	$121,691	$(24,935)	$(1,645)	$73,666
(Loss) Income from Discontinued Operations	$(5,687)	$—	$—	$—
Net Income (Loss) Attributable to CONSOL Energy Inc Shareholders	$116,004	$(24,935)	$(1,645)	$73,666
Earnings Per Share
Basic:
Income (Loss) from Continuing Operations	$0.53	$(0.11)	$(0.01)	$0.32
(Loss) Income from Discontinued Operations	$(0.02)	$—	$—	$—
Net Income (Loss)	$0.51	$(0.11)	$(0.01)	$0.32
Dilutive:
Income (Loss) from Continuing Operations	$0.53	$(0.11)	$(0.01)	$0.32
(Loss) Income from Discontinued Operations	$(0.03)	$—	$—	$—
Net Income (Loss)	$0.50	$(0.11)	$(0.01)	$0.32

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Sales (A)	$799,997	$759,948	$753,081	$772,258
Freight Revenue	$12,253	$9,660	$9,579	$3,946
Costs and Expenses (B)	$606,729	$560,801	$566,453	$572,505
Freight Expense	$12,253	$9,660	$9,579	$3,946
(Loss) Income from Continuing Operations	$(3,724)	$8,562	$(72,169)	$146,595
Income (Loss) from Discontinued Operations	$1,903	$(21,375)	$8,120	$591,144
Net (Loss) Income Attributable to CONSOL Energy Inc Shareholders	$(1,564)	$(12,526)	$(63,651)	$738,183
Earnings Per Share
Basic:
(Loss) Income from Continuing Operations	$(0.02)	$0.04	$(0.31)	$0.64
Income (Loss) from Discontinued Operations	$0.01	$(0.09)	$0.03	$2.59
Net (Loss) Income	$(0.01)	$(0.05)	$(0.28)	$3.23
Dilutive:
(Loss) Income from Continuing Operations	$(0.02)	$0.04	$(0.31)	$0.64
Income (Loss) from Discontinued Operations	$0.01	$(0.09)	$0.03	$2.57
Net (Loss) Income	$(0.01)	$(0.05)	$(0.28)	$3.21

(A) Includes natural gas, NGLs, and oil sales; coal sales; other outside sales; and gas royalty interests and purchased gas sales.
(B) Includes exploration and production costs, coal costs, and miscellaneous operating expense, excluding DD&A, other corporate expenses, general and administrative, and freight expense.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2014 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of CONSOL Energy's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that CONSOL Energy maintained effective internal control over financial reporting as of December 31, 2014.
The effectiveness of CONSOL Energy's internal control over financial reporting as of December 31, 2014 has been audited by Ernst and Young, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm in Part II, Item 9a of this annual report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of CONSOL Energy Inc. and Subsidiaries

We have audited CONSOL Energy Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). CONSOL Energy Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9a. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, CONSOL Energy Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CONSOL Energy Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of CONSOL Energy Inc. and Subsidiaries and our report dated December 31, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 6, 2015

ITEM 9B.	OTHER INFORMATION

NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference from the information under the captions “PROPOSAL NO. 1-ELECTION OF DIRECTORS-Biographies of Nominees,” “BOARD OF DIRECTORS AND COMPENSATION INFORMATION and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement for the annual meeting of shareholders to be held on May 6, 2015 (the “Proxy Statement”).

Executive Officers of CONSOL Energy

The following is a list, as of February 1, 2015, of CONSOL Energy executive officers, their ages and their positions and offices held with CONSOL Energy.

Name	Age	Position
Nicholas J. DeIuliis	46	President and Chief Executive Officer
Stephen W. Johnson	56	Executive Vice President - Chief Legal and Corporate Affairs Officer
David M. Khani	51	Executive Vice President and Chief Financial Officer
James C. Grech	53	Executive Vice President and Chief Commercial Officer
Timothy C. Dugan	53	Chief Operating Officer - Exploration and Production
James A. Brock	58	Chief Operating Officer - Coal

Nicholas J. DeIuliis has been President of CONSOL Energy since February 23, 2011 and on May 7, 2014 he was named CONSOL's Chief Executive Officer. Mr. DeIuliis previously served in various positions at CNX Gas Corporation, including President, Chief Executive Officer and Chief Operating Officer. He is currently Chairman of the Board at CNX Gas Corporation. He was Executive Vice President and Chief Operating Officer of CONSOL Energy from January 16, 2009 until February 23, 2011. Prior to that time, he held the following positions at CONSOL Energy: Senior Vice President - Strategic Planning (November 1, 2004 to August 2005); Vice President Strategic Planning (April 1, 2002 to November 1, 2004); Director-Corporate Strategy (October 1, 2001 to April 1, 2002); Manager-Strategic Planning (January 1, 2001 to October 2001); and Supervisor-Process Engineering (April 1, 1999 to January 1, 2001).

Stephen W. Johnson became Executive Vice President and Chief Legal and Corporate Affairs Officer of CONSOL Energy and CNX Gas Corporation on December 31, 2012. Prior to that time, Mr. Johnson served as Senior Vice President and General Counsel of CONSOL Energy and CNX Gas Corporation from February 5, 2009 through December 31, 2012.  Prior to February 5, 2009, he served in the following positions with CNX Gas Corporation: General Counsel from September 1, 2005 until December 2, 2005, Senior Vice President and General Counsel from December 2, 2005 through June 21, 2007 and Executive Vice President, General Counsel and Secretary from June 21, 2007 until February 5, 2009. Effective May 30, 2014, Mr. Johnson became a director of the general partnership of CONE Midstream Partners LP.

David M. Khani joined CONSOL Energy on September 1, 2011 as its Vice President - Finance, and was promoted to Executive Vice President and Chief Financial Officer effective March 1, 2013. Prior to joining CONSOL Energy, Mr. Khani was with FBR Capital Markets & Co. ("FBR"), an investment banking and advisory firm and held the following positions: Director of Research from February 2007 through October 2010, and then Co-Director of Research from November 2010 through August 2011. Effective May 30, 2014, Mr. Khani became a director and the Chief Financial Officer of the general partnership of CONE Midstream Partners LP.

James C. Grech became Chief Commercial Officer on November 15, 2012 and was promoted to Executive Vice President and Chief Commercial Officer effective March 1, 2013. Mr. Grech had served as Senior Vice President of CNX Land Resources Inc., a subsidiary of CONSOL Energy from September 13, 2011 until December 5, 2013.  He joined the company in 2001 as Vice President of Business Development and was promoted to Senior Vice President - Marketing of CONSOL Energy Sales Company, another subsidiary of CONSOL Energy, a position he held from August 15, 2005 to October 25, 2011.

Timothy C. Dugan has been Chief Operating Officer- Exploration & Production of CONSOL Energy since January 28, 2014.  He was President and Chief Operating Office of CNX Gas Corporation from May 22, 2014 to December 1, 2014, when he became President and Chief Executive Officer. Prior to joining CONSOL Energy, Mr. Dugan was Vice President - Appalachia South Business Unit at Chesapeake Energy Corporation.  During his seven years with Chesapeake Energy, he held the titles of Senior Asset Manager, Operations Superintendent, Senior Asset Manager and District Manager.  From 2001 to 2007, Mr. Dugan was employed with EQT Corporation, where he held the titles of Regional Reservoir Engineer and Director of Operations - Engineering.

James A. Brock has been Chief Operating Officer - Coal of CONSOL Energy since December 10, 2010. Prior to this appointment, he served as Senior Vice President - Northern Appalachia - West Virginia Operations of CONSOL Energy beginning December 3, 2007.  From September 7, 2006 until December 3, 2007 he served as Vice President-Operations.  Mr. Brock began his career with CONSOL Energy in 1979 at the Matthews Mine and since then has served at various locations in many positions including Section Foreman, Mine Longwall Coordinator, General Mine Foreman, and Superintendent.
CONSOL Energy has a written Code of Business Conduct that applies to CONSOL Energy's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and others. The Code of Business Conduct is available on CONSOL Energy's website at www.consolenergy.com. Any amendments to, or waivers from, a provision of our code of employee business conduct and ethics that applies to our principal executive officer, our principal financial and accounting officer and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.consolenergy.com.
By certification dated May 22, 2014, CONSOL Energy's Chief Executive Officer certified to the New York Stock Exchange (NYSE) that he was not aware of any violation by the Company of the NYSE corporate governance listing standards. In addition, the required Sarbanes-Oxley Act, Section 302 certifications regarding the quality of our public disclosures were filed by CONSOL Energy as exhibits to this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the information under the captions “BOARD OF DIRECTORS AND COMPENSATION INFORMATION and “EXECUTIVE COMPENSATION INFORMATION” (excluding the Compensation Committee Report) in the Proxy Statement.

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
The information requested by this Item is incorporated by reference from the information under the caption “PROPOSAL NO. 1-ELECTION OF DIRECTORS in the Proxy Statement.

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

(A)(1)	Financial Statements Contained in Item 8 hereof.
(A)(2)	Financial Statement Schedule-Schedule II Valuation and qualifying accounts.
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

2.5
Stock Purchase Agreement, dated October 25, 2013, among CONSOL Energy Inc., Consolidation Coal Company, Ohio Valley Resources, Inc., and, as to certain provisions of the Purchase Agreement, Murray Energy Corporation, incorporated by reference to Exhibit 2.1 to Form 8-K (file no. 001-14901) filed on December 11, 2013.

3.1	Restated Certificate of Incorporation of CONSOL Energy Inc., incorporated by reference to Exhibit 3.1 to Form 8-K (file no. 001-14901) filed on May 8, 2006.
3.2	Amended and Restated Bylaws of CONSOL Energy Inc., dated as of December 9, 2014, incorporated by reference to Exhibit 3.1 to Form 8-K (file no. 001-14901) filed on December 10, 2014.
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

4.6
Indenture, dated as of April 1, 2010, among CONSOL Energy, Inc., the Subsidiary Guarantors named therein and The Bank of Nova Scotia Trust Company of New York, as trustee, with respect to the 8.25% Senior Notes due 2020, incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 001-14901) filed on April 2, 2010.

4.7
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

4.9
Supplemental Indenture No. 3, dated as of August 24, 2011, to Indenture dated as of April 1, 2010 among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, with respect to the 8.25% Senior Notes due 2020, incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 001-14901) filed on August 29, 2011.

4.10
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

4.11
Indenture, dated as of March 9, 2011, among CONSOL Energy Inc., the Subsidiaries named therein and The Bank of Nova Scotia Trust Company of New York, as trustee, with respect to the 6.375% Senior Notes due 2021, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on March 11, 2011.

4.12
Supplemental Indenture No. 1, dated as of August 24, 2011, to Indenture dated as of March 9, 2011 among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, with respect to the 6.375% Senior Notes due 2021, incorporated by reference to Exhibit 4.3 to Form 8-K (file no. 001-14901) filed on August 29, 2011.

4.13
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

4.14
Rights Agreement, dated as of December 22, 2003, between CONSOL Energy Inc., and Equiserve Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4 to Form 8-K (file no. 001-14901) filed on December 22, 2003.

4.15
Registration Rights Agreement, dated as of April 1, 2010, by and among CONSOL Energy Inc., the Guarantors listed on Schedule I attached thereto and Banc of America Securities LLC, as Representative of the Initial Purchasers, incorporated by reference to Exhibit 4.3 to From 8-K (file no. 001-14901) filed on April 2, 2010.

4.16
Registration Rights Agreement, dated as of March 9, 2011, by and among CONSOL Energy Inc., the Guarantors listed on Schedule I attached thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 001-14901) filed on March 11, 2011.

4.17
Registration Rights Agreement, dated as of April 16, 2014, by and among CONSOL Energy Inc., the guarantors signatory thereto and J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers, incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 001-14901) filed on April 16, 2014.

4.18
Registration Rights Agreement, dated as of August 12, 2014, by and among CONSOL Energy Inc., the guarantors signatory thereto and Goldman, Sachs & Co., as the initial purchasers, incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 001-14901) filed on August 12, 2014.

4.19
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

4.20
Indenture, dated as of April 16, 2014, among CONSOL Energy Inc., the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, a national banking association, as trustee, with respect to the 5.875% Senior Notes due 2022, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on April 16, 2014.

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

10.14
Eighth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of November 8, 2012, by and among CNX Funding Corporation, CONSOL Energy Inc., as the initial Servicer, the Sub-Servicers listed on the signature pages thereto, the Conduit Purchasers listed on the signature pages thereto, the Purchaser Agents listed on the signature pages thereto, the LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator, and as LC Bank, incorporated by reference to Exhibit 10.1 of Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2014, filed on May 6, 2014.

10.15
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

10.16
Tenth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of March 28, 2014, by and among CNX Funding Corporation, as seller, CONSOL Energy Inc., as the initial Servicer, the Sub-Servicers listed on the signature pages thereto, the Conduit Purchasers listed on the signature pages thereto, the Purchaser Agents listed on the signature pages thereto, the LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator, and as LC Bank, incorporated by reference to Exhibit 10.2 of Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2014, filed on May 6, 2014.

10.17
Letter Agreement re: Receivables Purchase Agreement - Dilution Ratio, dated June 21, 2012, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2012 (file no. 001-14901), filed on August 1, 2012.

10.18
Commitment Letter, dated March 14, 2010, among Banc of America Bridge LLC, Banc of America Securities LLC, PNC Bank, National Association PNC Capital Markets LLC and CONSOL Energy Inc., incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on March 16, 2010.

10.19
Share Tender Agreement, dated as of March 21, 2010, by and between CONSOL Energy Inc., and T. Rowe Price Associates, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on March 22, 2010 (Film No. 10695706).

10.20
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

10.21
Amendment No. 1 to Credit Agreement, dated as of December 5, 2013, to the Amended and Restated Credit Agreement, dated as of April 12, 2011, by and among CONSOL Energy Inc., the lenders and agents party thereto and PNC Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on December 11, 2013.

10.22
Amended and Restated Credit Agreement, dated as of June 18, 2014, by and among CONSOL Energy Inc., the lenders and agents party thereto and PNC Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to Form 8-K/A (file no. 001-14901) filed on June 25, 2014.

10.23
Amended and Restated Collateral Trust Agreement, dated as of May 7, 2010, by and among CONSOL Energy Inc. and its Designated Subsidiaries, Wilmington Trust Company, as Corporate Trustee and David A. Vanaskey, as Individual Trustee, incorporated by reference to Exhibit 2.2 to Form 8-K (file no. 001-14901) filed on May 13, 2010.

10.24
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

10.25
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

10.26
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

10.28
Patent, Trademark and Copyright Assignment and Assumption, dated as of April 12, 2011, between Wilmington Trust Company as assignor and PNC Bank, National Association as assignee, incorporated by reference to Exhibit 2.1 to Form 8-K (file no. 001-14901) filed on April 18, 2011.

10.29
Guaranty and Suretyship Agreement, dated as of April 30, 2003, by CONSOL Energy Inc., as guarantor in favor of CNX Funding Corporation, incorporated by reference to Exhibit 10.6 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2011, filed on May 3, 2011.

10.30
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

10.31
CNX Gas Continuing Agreement of Guaranty and Suretyship, dated as of April 12, 2011, by CNX Gas Corporation and certain of its subsidiaries, incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on April 18, 2011.

10.32
Successor Agent Agreement, dated as of April 12, 2011, by and among among Wilmington Trust Company and David A. Varansky as existing agents, PNC Bank, National Association as Collateral Trustee and CONSOL Energy Inc. and certain of its subsidiaries, incorporated by reference to Exhibit 2.2 to Form 8-K (file no. 001-14901) filed on April 18, 2011.

10.33
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

10.34
Amendment No. 1 to Credit Agreement, dated as of December 14, 2011, by and among CNX Gas Corporation, the lenders and agents party thereto and PNC Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.29 to Form 10-K for the year ended December 31, 2012 (file no. 01-14901), filed on February 7, 2013.

10.35
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

10.36
Collateral Trust Agreement, dated as of May 7, 2010, by and among CNX Gas Corporation, its Designated Subsidiaries, Wilmington Trust Company, as Corporate Trustee and David A. Vanaskey, as Individual Trustee, incorporated by reference to Exhibit 2.1 to the CNX Gas Corporation Form 8-K (file no. 001-32723) filed on May 13, 2010.

10.37
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

10.38
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

10.39
CONSOL Amended and Restated Continuing Agreement of Guaranty and Suretyship, dated as of April 12, 2011, by CONSOL Energy and certain of its subsidiaries, incorporated by reference to Exhibit 10.4 to Form 8-K (file no. 001-14901) filed on April 18, 2011.

10.40
Amended and Restated Continuing Agreement of Guaranty and Suretyship, dated as of April 12, 2011, among CNX Gas Company LLC and certain of its subsidiaries, incorporated by reference to Exhibit 10.5 to Form 8-K (file no. 001-14901) filed on April 18, 2011.

10.41
Successor Agent Agreement, dated as of April 12, 2011, by and among Wilmington Trust Company and David A. Vanaskey as existing agents, PNC Bank, National Association as Collateral Trustee and CNX Gas Corporation and certain of its subsidiaries, incorporated by reference to Exhibit 2.3 to Form 8-K (file no. 001-14901) filed on April 18, 2011.

10.42
Closing Agreement by and between CNX Gas Company LLC and Noble Energy, Inc. dated as of September 30, 2011, incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-14901) for the quarter ended September 30, 2011, filed on October 31, 2011.

10.43
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

10.44
Amendment No. 1, dated April 19, 2013, to the Asset Acquisition Agreement, dated August 17, 2011, between CNX Gas Company LLC and Noble Energy, Inc, incorporated by reference to Exhibit 10.2 of Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2013, filed on August 5, 2013.

10.45
Purchase Agreement, dated as of April 10, 2014, among CONSOL Energy Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers named therein, incorporated by reference to Exhibit 1.1 to Form 8-K (file no. 001-14901) filed on April 16, 2014.

10.46	Time Sharing Agreement, dated as of May 1, 2007, by and between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on May 7, 2007.
10.47
Amended and Restated Employment Agreement, dated March 21, 2014, between CONSOL Energy Inc. and J. Brett Harvey incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on March 26, 2014.

10.48
Letter Agreement, dated August 24, 2007, by and between CONSOL Energy Inc. and Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on August 24, 2007.

10.49
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

10.51
Amended and Restated Change in Control Severance Agreement, dated as of April 10, 2014, between CONSOL Energy Inc. and David M. Khani, incorporated by reference to Exhibit 10.8 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2014, filed on May 6, 2014.

10.52
Amended and Restated Change in Control Severance Agreement, dated as of April 10, 2014, between CONSOL Energy Inc. and James Grech, incorporated by reference to Exhibit 10.9 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2014, filed on May 6, 2014.

10.53
Change in Control Agreement by and among CNX Gas Corporation, CONSOL Energy Inc. and Stephen W. Johnson, incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 2008 of CNX Gas Corporation (file no. 001-32723) filed on February 17, 2009.

10.54	Amended and Restated Change in Control Severance Agreement, dated as of April 10, 2014, between CONSOL Energy Inc. and James A. Brock.
10.55	Change in Control Severance Agreement, dated as of February 28, 2014, between CONSOL Energy Inc. and Timothy Dugan.
10.56
Form of Indemnification Agreement for Directors and Executive Officers of CONSOL Energy Inc., incorporated by reference to Exhibit 10.6 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2009, filed on August 3, 2009.

10.57
Form of Indemnification Agreement for Directors and Executive Officers of CNX Gas Corporation, incorporated by reference to Exhibit 10.7 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2009, filed on August 3, 2009.

10.58	Equity Incentive Plan, As Amended and Restated, effective May 1, 2012 incorporated by reference to Exhibit 10.1 to the Form 8-K (file no. 001-14901) filed on March 21, 2012.
10.59	Amended and Restated CONSOL Energy Inc. Executive Annual Incentive Plan, incorporated by reference to Appendix A to the Form DEF 14A (file no. 001-14901) filed on March 29, 2013.
10.60	Non-Employee Director Option Grant Notice, as amended, incorporated by reference to Exhibit 10.84 to the Form 8-K (file no. 001-14901) filed on October 24, 2005.
10.61	Form of Non-Qualified Stock Option Award Agreement For Employees, incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 (file no. 333-149442) filed on February 28, 2008.
10.62	Form of Non-Qualified Stock Option Award Agreement for Employees (February 17, 2009 and after), incorporated by reference to Exhibit 10.28 to Form S-4 (file no. 333-157894) filed on June 26, 2009.
10.63	Form of Employee Non-Qualified Performance Stock Option Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on June 21, 2010.
10.64
Form of Restricted Stock Unit Award for Employees (February 17, 2009 through 2014), incorporated by reference to Exhibit 10.31 to Amendment No. 1 to Form S-4 (file no. 333-157894) filed on June 26, 2009.

10.65
Form of 5-Year Restricted Stock Unit Award Agreement for Employees, incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2014, filed on May 6, 2014.

10.66	Form of Restricted Stock Unit Award Agreement for Directors, incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 (file no. 333-149442) filed on February 28, 2008.
10.67	Form of Restricted Stock Unit Award Agreement for Employees (for 2015 awards and after).
10.68
Form of Performance Share Unit Award Agreement (for 2014 awards), incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2014, filed on May 6, 2014.

10.69	Form of Performance Share Unit Award Agreement (for 2015 awards and after).
10.70	Form of CONSOL Stock Unit Acknowledgment Letter, incorporated by reference to Exhibit 10.5 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2014, filed on May 6, 2014.
10.71	Form of CONSOL Stock Unit Acknowledgment Letter (Alternate), incorporated by reference to Exhibit 10.6 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2014, filed on May 6, 2014.
10.72
Form of CONSOL Stock Unit Award Agreement under the Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2013, filed on May 7, 2013.

10.73	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.69 to Form 10-K (file no. 001-14901) for the year ended December 31, 2013, filed on February 7, 2014.

10.74	Directors Deferred Compensation Plan (1999 Plan), incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2008, filed on April 30, 2008.
10.75
Hypothetical Investment Election Form Relating to Directors' Deferred Compensation Plan (1999 Plan), incorporated by reference to Exhibit 10.53 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.76
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

10.78	Form of Director Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.95 to the Form 8-K (file no. 001-14901) filed on May 8, 2006.
10.79
Trust Agreement (Amended and Restated on March 20, 2008) (1999 Directors Deferred Compensation Plan), incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2008, filed on April 30, 2008.

10.80
Trust Agreement (Amended and Restated on March 20, 2008) (Directors' Deferred Fee Plan (2004 Plan)), incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2008, filed on April 30, 2008.

10.81
Amended and Restated Retirement Restoration Plan of CONSOL Energy Inc., incorporated reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2008 (file no. 001-14901), filed on February 17, 2009.

10.82
Amended and Restated Supplemental Retirement Plan of CONSOL Energy Inc. effective January 1, 2007, as amended and restated on September 8, 2009, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on September 11, 2009.

10.83
Amendment to CONSOL Energy Inc. Supplemental Retirement Plan, dated as of October 17, 2011, incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 001-14901), for the quarter ended September 30, 2011, filed on October 31, 2011.

10.84
CONSOL Energy Inc. Defined Contribution Restoration Plan, effective January 1, 2012, incorporated by reference to Exhibit 10.12 of Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2014, filed on May 6, 2014.

10.85
Executive Compensation Clawback Policy of CONSOL Energy Inc., dated as of January 28, 2014, incorporated by reference to Exhibit 10.11 of Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2014, filed on May 6, 2014.

12	Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Employee Business Conduct and Ethics
21	Subsidiaries of CONSOL Energy Inc.
23.1	Consent of Ernst & Young LLP
23.2	Consent of Netherland Sewell & Associates, Inc.
23.3	Consent of Golder Associates, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosure Exhibit
99.1	Engineers' Audit Letter
99.2	Mining Engineers' and Geologists' Audit Letter
101	Interactive Data File (Form 10-K for the year ended December 31, 2014 furnished in XBRL).
Supplemental Information
No annual report or proxy material has been sent to shareholders of CONSOL Energy at the time of filing of this Form 10-K. An annual report will be sent to shareholders and to the commission subsequent to the filing of this Form 10-K.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 6th day of February, 2015.

CONSOL ENERGY INC.

By:	/s/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Director, Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 5th day of February, 2015, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ NICHOLAS J. DEIULIIS	Director, Chief Executive Officer and President
Nicholas J. DeIuliis	(Duly Authorized Officer and Principal Executive Officer)

/s/ DAVID M. KHANI	Chief Financial Officer and Executive Vice President
David M. Khani	(Duly Authorized Officer and Principal Financial Officer)

/s/ LORRAINE L. RITTER	Controller and Vice President
Lorraine L. Ritter	(Duly Authorized Officer and Principal Accounting Officer)

/S/ J. BRETT HARVEY	Director and Chairman of the Board
J. Brett Harvey

/S/ PHILIP W. BAXTER	Lead Independent Director
Philip W. Baxter

/S/ JAMES E. ALTMEYER, SR.	Director
James E. Altmeyer, Sr.

/s/ ALVIN R. CARPENTER	Director
Alvin R. Carpenter

/S/ WILLIAM E. DAVIS	Director
William E. Davis

/S/ RAJ K. GUPTA	Director
Raj K. Gupta

/S/ DAVID C. HARDESTY, JR.	Director
David C. Hardesty, Jr.

/s/ MAUREEN E. LALLY-GREEN	Director
Maureen E. Lally-Green

/S/ GREGORY A. LANHAM	Director
Gregory A. Lanham

/S/ JOHN T. MILLS	Director
John T. Mills

/s/ WILLIAM P. POWELL	Director
William P. Powell

/S/ WILLIAM N. THORNDIKE	Director
William N. Thorndike

/S/ JOSEPH T. WILLIAMS	Director
Joseph T. Williams

SCHEDULE II

CONSOL ENERGY INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

		Additions	Deductions
	Balance at		Release of		Balance at
	Beginning	Charged to	Valuation	Charged to	End
	of Period	Expense	Allowance	Expense	of Period
Year Ended December 31, 2014
State operating loss carry-forwards	$7,527	$157	$(1,323)	$(281)	$6,080
Deferred deductible temporary differences	5	11	—	—	16
Total	$7,532	$168	$(1,323)	$(281)	$6,096

Year Ended December 31, 2013
State operating loss carry-forwards	$7,793	$1,987	$(1,410)	$(843)	$7,527
Deferred deductible temporary differences	170	—	—	(165)	5
Total	$7,963	$1,987	$(1,410)	$(1,008)	$7,532

Year Ended December 31, 2012
State operating loss carry-forwards	$7,801	$224	$(232)	$—	$7,793
Deferred deductible temporary differences	72	153	(55)	—	170
Total	$7,873	$377	$(287)	$—	$7,963