Form 10-Q
period 2016-03-31
CONSOL Energy Inc
filed 2016-04-28
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of April 15, 2016
Common stock, $0.01 par value	229,366,118

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
NGL - Natural gas liquids.
Tcfe - One trillion cubic feet of natural gas equivalents, with one barrel of oil being equivalent to 6,000 cubic feet of gas.

PART I : FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended
(Unaudited)	March 31,
Revenues and Other Income:	2016	2015
Natural Gas, NGLs and Oil Sales	$181,255	$224,438
Gain on Commodity Derivative Instruments	55,060	90,145
Coal Sales	251,895	416,151
Other Outside Sales	7,709	13,130
Purchased Gas Sales	8,618	3,597
Freight-Outside Coal	13,110	6,525
Miscellaneous Other Income	48,132	36,523
(Loss) Gain on Sale of Assets	(7,265)	2,145
Total Revenue and Other Income	558,514	792,654
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	27,739	37,256
Transportation, Gathering and Compression	93,974	75,521
Production, Ad Valorem, and Other Fees	8,303	9,192
Depreciation, Depletion and Amortization	105,715	87,444
Exploration and Production Related Other Costs	2,408	2,040
Purchased Gas Costs	7,868	2,957
Other Corporate Expenses	27,694	19,096
Selling, General, and Administrative Costs	17,563	21,824
Total Exploration and Production Costs	291,264	255,330
Coal Costs
Operating and Other Costs	215,074	291,407
Depreciation, Depletion and Amortization	54,352	62,258
Freight Expense	13,110	6,525
Selling, General, and Administrative Costs	5,650	7,202
Other Corporate Expenses	3,143	6,074
Total Coal Costs	291,329	373,466
Other Costs
Miscellaneous Operating Expense	3,188	10,384
Depreciation, Depletion and Amortization	—	7
Loss on Debt Extinguishment	—	67,734
Interest Expense	49,866	55,122
Total Other Costs	53,054	133,247
Total Costs And Expenses	635,647	762,043
(Loss) Earnings Before Income Tax	(77,133)	30,611
Income Taxes	(26,847)	195,898
Loss From Continuing Operations	(50,286)	(165,287)
(Loss) Income From Discontinued Operations, net	(46,172)	244,317
Net (Loss) Income	(96,458)	79,030
Less: Net Income Attributable to Noncontrolling Interest	1,114	—
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(97,572)	$79,030

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(CONTINUED)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
(Unaudited)	2016	2015
Earnings Per Share
Basic
Loss from Continuing Operations	$(0.22)	$(0.72)
(Loss) Income from Discontinued Operations	(0.21)	1.06
Total Basic (Loss) Earnings Per Share	$(0.43)	$0.34
Dilutive
Loss from Continuing Operations	$(0.22)	$(0.72)
(Loss) Income from Discontinued Operations	(0.21)	1.06
Total Dilutive (Loss) Earnings Per Share	$(0.43)	$0.34

Dividends Paid Per Share	$0.0100	$0.0625

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(Dollars in thousands)	March 31,
(Unaudited)	2016	2015
Net (Loss) Income	$(96,458)	$79,030
Other Comprehensive Loss:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $682, $90)	(2,484)	(149)
Reclassification of Cash Flow Hedges from OCI to Earnings (Net of tax: $5,624, $11,213)	(9,814)	(19,314)

Other Comprehensive Loss	(12,298)	(19,463)

Comprehensive (Loss) Income	(108,756)	59,567

Less: Net Income Attributable to Noncontrolling Interests	1,114	—

Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(109,870)	$59,567

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$426,650	$72,578
Accounts and Notes Receivable:
Trade	165,941	157,162
Other Receivables	149,490	121,881
Inventories	77,230	83,674
Recoverable Income Taxes	1,871	13,887
Prepaid Expenses	282,214	297,421
Current Assets of Discontinued Operations	43,047	58,160
Total Current Assets	1,146,443	804,763
Property, Plant and Equipment:
Property, Plant and Equipment	14,639,990	14,595,952
Less—Accumulated Depreciation, Depletion and Amortization	5,549,599	5,396,295
Property, Plant and Equipment of Discontinued Operations, Net	—	469,720
Total Property, Plant and Equipment—Net	9,090,391	9,669,377
Other Assets:
Investment in Affiliates	251,628	237,330
Other	227,396	217,585
Other Assets of Discontinued Operations	12	847
Total Other Assets	479,036	455,762
TOTAL ASSETS	$10,715,870	$10,929,902

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	March 31, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$221,625	$257,288
Current Portion of Long-Term Debt	5,316	5,855
Short-Term Notes Payable	851,500	952,000
Other Accrued Liabilities	486,906	440,523
Current Liabilities of Discontinued Operations	19,584	25,272
Total Current Liabilities	1,584,931	1,680,938
Long-Term Debt:
Long-Term Debt	2,725,471	2,709,444
Capital Lease Obligations	33,490	35,008
Long-Term Debt of Discontinued Operations	—	3,753
Total Long-Term Debt	2,758,961	2,748,205
Deferred Credits and Other Liabilities:
Deferred Income Taxes	52,844	74,629
Postretirement Benefits Other Than Pensions	623,525	630,892
Pneumoconiosis Benefits	118,178	111,903
Mine Closing	290,108	289,785
Gas Well Closing	164,124	163,842
Workers’ Compensation	68,846	69,812
Salary Retirement	86,369	91,596
Reclamation	34,490	34,150
Other	194,406	166,957
Deferred Credits and Other Liabilities of Discontinued Operations	—	11,417
Total Deferred Credits and Other Liabilities	1,632,890	1,644,983
TOTAL LIABILITIES	5,976,782	6,074,126
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 229,363,247 Issued and Outstanding at March 31, 2016; 229,054,236 Issued and Outstanding at December 31, 2015	2,297	2,294
Capital in Excess of Par Value	2,436,436	2,435,497
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	2,478,493	2,579,834
Accumulated Other Comprehensive Loss	(327,896)	(315,598)
Total CONSOL Energy Inc. Stockholders’ Equity	4,589,330	4,702,027
Noncontrolling Interest	149,758	153,749
TOTAL EQUITY	4,739,088	4,855,776
TOTAL LIABILITIES AND EQUITY	$10,715,870	$10,929,902

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total CONSOL Energy Inc. Stockholders’ Equity	Non- Controlling Interest	Total Equity
Balance at December 31, 2015	$2,294	$2,435,497	$2,579,834	$(315,598)	$4,702,027	$153,749	$4,855,776
(Unaudited)
Net (Loss) Income	—	—	(97,572)	—	(97,572)	1,114	(96,458)
Other Comprehensive Loss	—	—	—	(12,298)	(12,298)	—	(12,298)
Comprehensive (Loss) Income	—	—	(97,572)	(12,298)	(109,870)	1,114	(108,756)
Issuance of Common Stock	3	—	—	—	3	—	3
Treasury Stock Activity	—	—	(1,475)	—	(1,475)	—	(1,475)
Tax Cost From Stock-Based Compensation	—	(4,377)	—	—	(4,377)	—	(4,377)
Amortization of Stock-Based Compensation Awards	—	5,316	—	—	5,316	308	5,624
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,413)	(5,413)
Dividends ($0.01 per share)	—	—	(2,294)	—	(2,294)	—	(2,294)
Balance at March 31, 2016	$2,297	$2,436,436	$2,478,493	$(327,896)	$4,589,330	$149,758	$4,739,088

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Three Months Ended
(Unaudited)	March 31,
Operating Activities:	2016	2015
Net (Loss) Income	$(96,458)	$79,030
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Net Loss (Income) from Discontinued Operations	46,172	(244,317)
Depreciation, Depletion and Amortization	160,067	149,709
Non-Cash Other Post-Employment Benefits	—	(10,366)
Stock-Based Compensation	5,624	7,481
Loss (Gain) on Sale of Assets	7,265	(2,145)
Loss on Debt Extinguishment	—	67,734
Gain on Commodity Derivative Instruments	(55,060)	(90,145)
Net Cash Received in Settlement of Commodity Derivative Instruments	84,331	30,141
Deferred Income Taxes	(27,127)	200,300
Equity in Earnings of Affiliates	(16,665)	(11,323)
Return on Equity Investment	4,512	6,103
Changes in Operating Assets:
Accounts and Notes Receivable	(19,911)	26,664
Inventories	(7,476)	(2,002)
Prepaid Expenses	19,104	38,356
Changes in Other Assets	(9,751)	7,037
Changes in Operating Liabilities:
Accounts Payable	(11,487)	(12,619)
Accrued Interest	35,867	42,719
Other Operating Liabilities	849	(80,808)
Changes in Other Liabilities	(4,147)	(11,569)
Other	4,099	7,909
Net Cash Provided by Continuing Operations	119,808	197,889
Net Cash Provided by Discontinued Operating Activities	8,634	30,481
Net Cash Provided by Operating Activities	128,442	228,370
Cash Flows from Investing Activities:
Capital Expenditures	(78,968)	(287,804)
Proceeds from Sales of Assets	8,453	2,108
Net Investments in Equity Affiliates	(5,578)	(27,992)
Net Cash Used in Continuing Operations	(76,093)	(313,688)
Net Cash Provided by (Used in) Discontinued Investing Activities	397,069	(6,215)
Net Cash Provided by (Used in) Investing Activities	320,976	(319,903)
Cash Flows from Financing Activities:
(Payments on) Proceeds from Short-Term Borrowings	(100,500)	760,500
Payments on Miscellaneous Borrowings	(2,128)	(2,464)
Payments on Long-Term Notes, including Redemption Premium	—	(1,261,009)
Net Proceeds from Revolver - CNX Coal Resources LP	15,000	—
Distributions to Noncontrolling Interest	(5,413)	—
Proceeds from Securitization Facility	—	32,669
Proceeds from Issuance of Long-Term Notes	—	492,760
Tax Benefit from Stock-Based Compensation	—	15
Dividends Paid	(2,294)	(14,400)
Issuance of Common Stock	3	1,736
Purchases of Treasury Stock	—	(71,674)
Debt Issuance and Financing Fees	—	(18,257)
Net Cash Used in Continuing Operations	(95,332)	(80,124)
Net Cash Used in Discontinued Financing Activities	(14)	(14)
Net Cash Used in Financing Activities	(95,346)	(80,138)
Net Increase (Decrease) in Cash and Cash Equivalents	354,072	(171,671)
Cash and Cash Equivalents at Beginning of Period	72,578	176,989
Cash and Cash Equivalents at End of Period	$426,650	$5,318

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheets at December 31, 2015 have been derived from the Audited Consolidated Financial Statements at that date but do not include all the notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2015 included in CONSOL Energy Inc.'s Annual Report on Form 10-K.

In the three months ended March 31, 2016, CONSOL Energy Inc. ("CONSOL Energy" or "the Company") has made certain adjustments to the financial statements to reflect the sale of the Buchanan Mine, which is now reflected under "discontinued operations." Additionally, CONSOL Energy also made reclassifications within our financial statements to better align our financial reporting with our peer group. These reclassifications impacted the “Lease Operating Expense,” “Transportation, Gathering and Compression,” "Direct Administrative and Selling," “Production Royalty Interests and Purchased Gas Sales,” "Production Royalty Interests and Purchased Gas Costs,” “Operating and Other Costs” and “Selling, General and Administrative” line items on our Consolidated Statements of Income. These changes are reflected in our current and historic Consolidated Statements of Income, with no effect on previously reported net income or stockholders’ equity.

Basic earnings per share are computed by dividing net income attributable to CONSOL Energy Shareholders by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from stock options, performance stock options, restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and performance share options were exercised, that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. CONSOL Energy includes the impact of pro forma deferred tax assets in determining potential windfalls and shortfalls for purposes of calculating assumed proceeds under the treasury stock method.

The table below sets forth the share-based awards that have been excluded from the computation of the diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2016	2015
Anti-Dilutive Options	5,365,686	1,834,432
Anti-Dilutive Restricted Stock Units	868,842	85,018
Anti-Dilutive Performance Share Units	113,531	—
Anti-Dilutive Performance Stock Options	802,804	802,804
	7,150,863	2,722,254

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended March 31,
	2016	2015
Options	—	76,028
Restricted Stock Units	484,680	449,005
Performance Share Units	—	497,134
	484,680	1,022,167

No options were exercised during the three months ended March 31, 2016. The weighted average exercise price per share of the options exercised during the three months ended March 31, 2015 was $22.75.
The computations for basic and dilutive earnings per share are as follows:

	For the Three Months Ended March 31,
	2016	2015
Loss from Continuing Operations	$(50,286)	$(165,287)
(Loss) Income from Discontinued Operations	(46,172)	244,317
Net (Loss) Income	$(96,458)	$79,030
Net Income Attributable to Noncontrolling Interest	1,114	—
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(97,572)	$79,030
Weighted Average Shares of Common Stock Outstanding:
Basic	229,259,228	229,734,412
Effect of Stock-Based Compensation Awards	—	712,287
Dilutive	229,259,228	230,446,699
(Loss) Earnings per Share:
Basic (Continuing Operations)	$(0.22)	$(0.72)
Basic (Discontinued Operations)	(0.21)	1.06
Total Basic	$(0.43)	$0.34

Dilutive (Continuing Operations)	$(0.22)	$(0.72)
Dilutive (Discontinued Operations)	(0.21)	1.06
Total Dilutive	$(0.43)	$0.34

Changes in Accumulated Other Comprehensive Loss by component, net of tax, were as follows:

	Gains and Losses on Cash Flow Hedges	Postretirement Benefits	Total
Balance at December 31, 2015	$43,470	$(359,068)	$(315,598)
Other Comprehensive Loss before reclassifications	—	(5,014)	(5,014)
Amounts reclassified from Accumulated Other Comprehensive Loss	(9,814)	2,530	(7,284)
Current period Other Comprehensive Loss	(9,814)	(2,484)	(12,298)
Balance at March 31, 2016	$33,656	$(361,552)	$(327,896)

The following table shows the reclassification of adjustments out of Accumulated Other Comprehensive Loss:

	For the Three Months Ended March 31,
	2016	2015
Derivative Instruments (Note 14)
Natural Gas Price Swaps and Options	$(15,438)	$(30,527)
Tax Expense	5,624	11,213
Net of Tax	$(9,814)	$(19,314)
Actuarially Determined Long-Term Liability Adjustments * (Note 5 and Note 6)
Amortization of Prior Service Costs	$(148)	$(14,812)
Recognized Net Actuarial Loss	5,511	14,573
Total	5,363	(239)
Tax (Benefit) Expense	(2,018)	90
Net of Tax	$3,345	$(149)

*Excludes amounts related to the remeasurement of the Actuarially Determined Long-Term Liabilities for the three months ended March 31, 2016. Excludes $815, net of tax, of reclassifications of adjustments out of Accumulated Other Comprehensive Income related to discontinued operations for the period ended March 31, 2016.

NOTE 2—DISCONTINUED OPERATIONS:

On March 31, 2016, CONSOL Energy completed the sale of its membership interests in CONSOL Buchanan Mining Company, LLC (BMC), which owned and operated the Buchanan Mine located in Mavisdale, Virginia; various assets relating to the Amonate Mining Complex located in Amonate, Virginia; Russell County, Virginia coal reserves and Pangburn Shaner Fallowfield coal reserves located in Southwestern, Pennsylvania to Coronado IV LLC. Various CONSOL Energy assets were excluded from the sale including coalbed methane, natural gas and minerals other than coal, current assets of BMC, certain coal seams, certain surface rights, and the Amonate Preparation Plant. Coronado assumed only specified liabilities and various CONSOL Energy liabilities were excluded and not assumed. The excluded liabilities included BMC’s indebtedness, trade payables and liabilities arising prior to closing, as well as, the liabilities of the subsidiaries other than BMC which are parties to the sale. In addition, the buyer agreed to pay CONSOL Energy for Buchanan Mine coal sold outside the U.S. and Canada during the five years following closing a royalty of 20% of any excess of the gross sales price per ton over the following amounts: (1) year one, $75.00 per ton; (2) year two, $78.75 per ton; (3) year three, $82.69 per ton; (4) year four, $86.82 per ton; (5) year five, $91.16 per ton. This provision provides CONSOL Energy the opportunity to capture future upside if metallurgical coal prices recover. At closing, the parties entered into several agreements including, among others, agreements relating to the coordination and conduct of gas operations at the mines, an option to purchase the Amonate Preparation Plant and transition services. Cash proceeds of $402,799 were received at closing and included in Net Cash Provided by Discontinued Investing Activities on the Consolidated Statements of Cash Flow. The net loss on the sale was $38,364 and was included in Loss from Discontinued Operations on the Consolidated Statements of Income.
For all periods presented in the accompanying Consolidated Statements of Income, the sale of BMC along with the various other assets are classified as discontinued operations. There were no other active businesses classified as discontinued operations in the three months ended March 31, 2016 or 2015.
The following table details selected financial information for the divested business included within discontinued operations:

	For the Three Months Ended March 31,
	2016	2015
Coal Sales	$50,787	$80,515
Miscellaneous Other Income	1,042	30
Loss on Sale of Assets	(38,364)	$—
Total Revenue	$13,465	$80,545
Total Costs	52,279	57,728
(Loss) Income From Operations Before Income Taxes	$(38,814)	$22,817
Income Tax Expense (Benefit)	7,358	(221,500)
(Loss) Income From Discontinued Operations	$(46,172)	$244,317
The major classes of assets and liabilities of discontinued operations are as follows:

	March 31, 2016	December 31, 2015
Assets:
Accounts Receivable - Trade	$43,047	$43,346
Inventories	—	13,765
Prepaid Expense	—	836
Other Current Assets	—	213
Total Current Assets	$43,047	$58,160
Property, Plant and Equipment, Net	—	469,720
Other Assets	12	847
Total Assets of Discontinued Operations	$43,059	$528,727
Liabilities:
Accounts Payable	$18,594	$14,106
Current Liabilities	990	11,166
Long Term Debt	—	3,753
Pneumoconiosis Benefits	—	1,129
Mine Closing	—	9,496
Other liabilities	—	792
Total Liabilities of Discontinued Operations	$19,584	$40,442

NOTE 3—ACQUISITIONS AND DISPOSITIONS:

In December 2014, CNX Gas Company LLC (CNX Gas Company), a wholly-owned subsidiary of CONSOL Energy, finalized an agreement with Columbia Energy Ventures (CEVCO) to sublease from CEVCO approximately 20,000 acres of Utica Shale and Upper Devonian gas rights in Greene and Washington Counties in Pennsylvania and Marshall and Ohio Counties in West Virginia. Up-front bonus consideration of up to $96,106 will be paid by CONSOL Energy over the next five years as drilling occurs in addition to royalties, of which $49,533 was recorded in Other Current Liabilities and $40,286 was recorded on a discounted basis in Other Long-term Liabilities. CONSOL Energy did not make a payment to CEVCO in the three months ended March 31, 2016 while $15,216 of payments were made for the three months ended March 31, 2015. At March 31, 2016, the amounts recorded in Other Current Liabilities and Other Long-term Liabilities remained unchanged from December 31, 2015 at $8,349 and $29,333, respectively.

NOTE 4—MISCELLANEOUS OTHER INCOME:

	Three Months Ended
	March 31,
	2016	2015
Right of Way Issuance	$15,733	$2,528
Equity in Earnings of Affiliates - CONE	14,351	7,656
Rental Income	9,198	9,593
Gathering Revenue	2,748	4,560
Equity in Earnings of Affiliates - Other	2,314	3,667
Royalty Income - Coal	2,230	4,540
Interest Income	214	1,143
Other	1,344	2,836
Total Other Income	$48,132	$36,523

NOTE 5—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic benefit costs are as follows:

	Pension Benefits		Other Post-Employment Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2016	2015	2016	2015
Service cost	$482	$2,350	$—	$—
Interest cost	6,841	8,580	6,060	6,995
Expected return on plan assets	(11,869)	(12,689)	—	—
Amortization of prior service credits	(147)	(176)	—	(14,636)
Recognized net actuarial loss	2,116	6,939	4,792	8,926
Net periodic benefit (credit) cost	$(2,577)	$5,004	$10,852	$1,285

For the three months ended March 31, 2016 and 2015, $641 and $2,215 was paid to the pension trust from operating cash flows, respectively. Additional contributions to the pension trust are not expected to be material for the remainder of 2016.

CONSOL Energy does not expect to contribute to the other post-employment benefit plan in 2016. The Company intends to pay benefit claims as they become due. For the three months ended March 31, 2016 and 2015, $13,188 and $14,333 of other post-employment benefits have been paid, respectively.

NOTE 6—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:
Components of net periodic benefit costs are as follows:

	CWP		Workers' Compensation
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2016	2015	2016	2015
Service cost	$1,204	$1,623	$1,904	$2,347
Interest cost	1,123	1,279	638	799
Amortization of actuarial gain	(1,383)	(1,394)	(101)	(8)
State administrative fees and insurance bond premiums	—	—	731	903
Curtailment gain	(1,307)	—	—	—
Net periodic benefit (credit) cost	$(363)	$1,508	$3,172	$4,041

(Income) expense attributable to discontinued operations included in the CWP net periodic (credit) cost above was $(1,290) and $75 for the three months ended March 31, 2016 and 2015, respectively.
On March 31, 2016, CONSOL Energy completed the sale of its membership interests in Buchanan Mining Company, LLC (See Note 2 - Discontinued Operations). As a result of the sale, certain obligations of the CWP plan were transferred to Coronado. This in turn triggered a curtailment gain of $1,307 for the three months ended March 31, 2016. The curtailment resulted in a plan remeasurement increasing plan liabilities by $5,014, net of $2,700 deferred tax at March 31, 2016.
CONSOL Energy does not expect to contribute to the CWP plan in 2016. The Company intends to pay benefit claims as they become due. For the three months ended March 31, 2016 and 2015, $2,884 and $2,653 of CWP benefit claims have been paid, respectively.
CONSOL Energy does not expect to contribute to the workers’ compensation plan in 2016. The Company intends to pay benefit claims as they become due. For the three months ended March 31, 2016 and 2015, $4,361 and $5,306 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid, respectively.

NOTE 7—INCOME TAXES:

The effective tax rate for the three months ended March 31, 2016 and 2015 was 34% and 640%, respectively. The effective tax rate for the three months ended March 31, 2016 differed from the U.S. federal statutory rate primarily due to the income tax benefit for excess percentage depletion, partially offset by a charge to record a state valuation allowance resulting from the Buchanan sale. The effective rate for the three months ended March 31, 2015 differs from the U.S. federal statutory rate primarily due to the income tax benefit for excess percentage depletion.

The total amount of uncertain tax positions at March 31, 2016 and December 31, 2015 was $12,702. If these uncertain tax positions were recognized, there would be no effect on CONSOL Energy's effective tax rate. There were no additions to the liability for unrecognized tax benefits during the three months ended March 31, 2016.
CONSOL Energy recognizes interest accrued related to uncertain tax positions in interest expense. As of March 31, 2016 and December 31, 2015, the Company reported an accrued interest liability relating to uncertain tax positions of $53 in Other Current Liabilities on the Consolidated Balance Sheet. There was no interest expense reflected in the Company's Consolidated Statements of Income for the three months ended March 31, 2016 relating to uncertain tax positions.
CONSOL Energy recognizes penalties accrued related to uncertain tax positions in its income tax expense. As of March 31, 2016 and December 31, 2015, the Company had no accrued liabilities for tax penalties related to uncertain tax positions.
CONSOL Energy and its subsidiaries file federal income tax returns with the United States and returns within various states and Canadian jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2010. The Company expects the Internal Revenue Service to conclude its audit of tax years 2010 through 2013 in the third quarter of 2016.

NOTE 8—INVENTORIES:

Inventory components consist of the following:

	March 31, 2016	December 31, 2015
Coal	$14,743	$18,843
Supplies	62,487	64,831
Total Inventories	$77,230	$83,674

Inventories are stated at the lower of cost or market. The cost of coal inventories is determined by the first-in, first-out (FIFO) method. Coal inventory costs include labor, supplies, equipment costs, operating overhead, depreciation, depletion and amortization, and other related costs.

NOTE 9—ACCOUNTS RECEIVABLE SECURITIZATION:
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
The cost of funds under this facility was based upon LIBOR and commercial paper rates, plus a charge for administrative services paid to the financial institution. Costs associated with the receivables facility totaled $196 for the three months ended March 31, 2015. These costs were recorded as financing fees which are included in Other Costs - Miscellaneous Operating Expense in the Consolidated Statements of Income.

NOTE 10—PROPERTY, PLANT AND EQUIPMENT:

	March 31, 2016	December 31, 2015
E&P Property, Plant and Equipment
Intangible drilling cost	$3,481,390	$3,452,989
Proven gas properties	1,925,328	1,922,602
Unproven gas properties	1,421,157	1,421,083
Gas gathering equipment	1,121,253	1,147,173
Gas wells and related equipment	814,993	785,744
Other gas assets	128,042	125,691
Gas advance royalties	19,386	19,745
Total E&P Property, Plant and Equipment	$8,911,549	$8,875,027
Less: Accumulated Depreciation, Depletion and Amortization	2,799,666	2,695,674
Total E&P Property, Plant and Equipment - Net	$6,111,883	$6,179,353

Coal and Other Property, Plant and Equipment - Continuing Operations:
Coal and other plant and equipment	$3,217,988	$3,217,530
Coal properties and surface lands	1,188,342	1,190,712
Mine development	373,394	371,585
Airshafts	366,125	361,872
Coal advance mining royalties	354,951	351,642
Leased coal lands	227,641	227,584
Total Coal and Other Property, Plant and Equipment	$5,728,441	$5,720,925
Less: Accumulated Depreciation, Depletion and Amortization	2,749,933	2,700,621
Total Coal and Other Property, Plant and Equipment - Net	$2,978,508	$3,020,304

Total Company Property, Plant and Equipment	$14,639,990	$14,595,952
Less - Total Company Accumulated Depreciation, Depletion and Amortization	5,549,599	5,396,295
Total Property, Plant and Equipment of Continuing Operations - Net	$9,090,391	$9,199,657

Industry Participation Agreements

CONSOL Energy has two significant industry participation agreements (referred to as "joint ventures" or "JVs") that provided drilling and completion carries for the Company's retained interests.

CNX Gas Company is party to a joint development agreement with Hess Ohio Developments, LLC (Hess) with respect to approximately 155 thousand net Utica Shale acres in Ohio in which each party has a 50% undivided interest. Under the agreement, as amended, Hess is obligated to pay a total of approximately $335,000 in the form of a 50% drilling carry of certain CONSOL Energy working interest obligations as the acreage is developed. As of March 31, 2016, Hess’ remaining carry obligation is $7,532.

CNX Gas Company is party to a joint development agreement with Noble Energy, Inc. (Noble) with respect to approximately 700 thousand net Marcellus Shale natural gas and oil acres in West Virginia and Pennsylvania, in which each party owns a 50% undivided interest. Under the agreement, as amended, Noble Energy is obligated to pay a total of approximately $1,846,000 in the form of a one-third drilling carry of certain of CONSOL Energy’s working interest obligations as the property is developed, subject to certain limitations. These limitations include the suspension of the carry if average Henry Hub natural gas prices are below $4.00 per million British thermal units (MMbtu) for three consecutive months. The carry was in effect from March 1, 2014, until November 1, 2014 at which time natural gas prices had fallen below $4.00/MMbtu for three consecutive months. The carry remains suspended. Limitations also include a $400,000 annual maximum on Noble Energy's carried cost obligation. As of March 31, 2016, Noble Energy’s remaining carry obligation is $1,624,448.

NOTE 11—SHORT-TERM NOTES PAYABLE:
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

The facility also requires that CONSOL Energy maintains a minimum interest coverage ratio of 2.50 to 1.00, which is calculated as the ratio of Adjusted EBITDA to cash interest expense of CONSOL Energy and certain of its subsidiaries, measured quarterly. CONSOL Energy must also maintain a minimum current ratio of 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding borrowings under the revolver, measured quarterly. At March 31, 2016, the interest coverage ratio was 4.78 to 1.00 and the current ratio was 2.85 to 1.00. Further, the credit facility allows unlimited investments in joint ventures for the development and operation of natural gas gathering systems and permits CONSOL Energy to separate its E&P and coal businesses if the leverage ratio (which is, essentially, the ratio of debt to EBITDA) of the E&P business immediately after the separation would not be greater than 2.75 to 1.00. The calculation of all of the ratios above exclude CNX Coal Resources LP ("CNXC").

At March 31, 2016, the $2,000,000 facility had $851,500 of borrowings outstanding and $286,358 of letters of credit outstanding, leaving $862,142 of unused capacity. At December 31, 2015, the $2,000,000 facility had $952,000 of borrowings outstanding and $258,177 of letters of credit outstanding, leaving $789,823 of unused capacity.

NOTE 12—LONG-TERM DEBT:

	March 31, 2016	December 31, 2015
Debt:
Senior Notes due April 2022 at 5.875% (Principal of $1,850,000 plus Unamortized Premium of $5,397 and $5,617, respectively)	$1,855,397	$1,855,617
Senior Notes due April 2023 at 8.00% (Principal of $500,000 less Unamortized Discount of $6,335 and $6,561, respectively)	493,665	493,439
Revolving Credit Facility - CNX Coal Resources LP	200,000	185,000
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
Senior Notes due April 2020 at 8.25%, Issued at Par Value	74,470	74,470
Senior Notes due March 2021 at 6.375%, Issued at Par Value	20,611	20,611
Advance Royalty Commitments (16.35% Weighted Average Interest Rate)	5,862	5,863
Other Long-Term Note Maturing in 2018 (Principal of $2,752 and $3,096 less Unamortized Discount of $264 and $327, respectively)	2,488	2,769
Less: Unamortized Debt Issuance Costs	31,688	33,017
	2,723,670	2,707,617
Net Amounts Due in One Year and Current Unamortized Debt Issuance Costs*	(1,801)	(1,827)
Long-Term Debt	$2,725,471	$2,709,444

* Represents $2,621 and $2,595 due in one year, less $4,422 of unamortized debt issuance costs at March 31, 2016 and December 31, 2015, respectively. Excludes current portion of Capital Lease Obligations of $7,117 and $7,682 at March 31, 2016 and December 31, 2015, respectively.

In March 2015, CONSOL Energy closed on the private placement of $500,000 of 8.00% senior notes due in 2023 (the "Notes") less $7,240 of unamortized bond discount. The Notes are guaranteed by substantially all of CONSOL Energy's wholly-owned domestic restricted subsidiaries. CONSOL Energy used the net proceeds of the sale of the Notes, together with borrowings under its revolving credit facility, to purchase $937,822 of its outstanding 8.25% senior notes due in 2020 and $229,176 of its outstanding 6.375% senior notes due in 2021. As part of this transaction, $67,734 was included in Loss on Debt Extinguishment on the Consolidated Statements of Income.

In April 2015, FASB issued Update 2015-03 - Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. To simplify the presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for fiscal years beginning after December 15, 2015 and is required to be applied retrospectively to all prior periods presented. As permitted by the Update, CONSOL Energy elected to early adopt this guidance beginning in the fourth quarter of fiscal year 2015. The resulting reclassification of unamortized debt issuance costs from Other Assets to Long-Term Debt, net of the current portion, in the Consolidated Balance Sheets was $27,266 and $28,595 as of March 31, 2016 and December 31, 2015, respectively.

In July 2015, CNX Coal Resources LP (CNXC), a consolidated subsidiary of CONSOL Energy, entered into a Credit Agreement for a $400,000 revolving credit facility. As of March 31, 2016 and December 31, 2015, CNXC had $200,000 and $185,000 of outstanding borrowings on the facility, respectively. CONSOL Energy is not a guarantor of CNXC's revolving credit facility. See Note 18 - Related Party Transactions for more information.

NOTE 13—COMMITMENTS AND CONTINGENT LIABILITIES:
CONSOL Energy and its subsidiaries are subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. CONSOL Energy accrues the estimated loss for these lawsuits and claims when the loss is probable and can be estimated. The Company's current estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of CONSOL Energy. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the financial position, results of operations or cash flows of CONSOL Energy; however, such amounts cannot be reasonably estimated. The amount claimed against CONSOL Energy is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case. The maximum aggregate amount claimed in those lawsuits and claims, regardless of probability, where a claim is expressly stated or can be estimated, exceeds the aggregate amounts accrued for all lawsuits and claims by approximately $664,874.

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

Addison Litigation: This class action lawsuit was filed on April 28, 2010 in the United States District Court in Abingdon, Virginia. The putative class consists of gas lessors whose gas ownership is in conflict. The lawsuit seeks a judicial declaration of ownership of the CBM and damages based on the allegations that CNX Gas Company failed to either pay royalties due to these conflicting claimant lessors or paid them less than required because of the alleged practice of improper below market sales and/or taking alleged improper post-production deductions. On September 30, 2013, the District Judge entered an Order certifying the class, and CNX Gas Company appealed the Order to the U.S. Court of Appeals for the Fourth Circuit. On August 19, 2014, the Fourth Circuit agreed with CNX Gas Company, reversed the Order certifying the class and remanded the case to the trial court for further proceedings consistent with the decision. On April 23, 2015, Plaintiffs filed a Renewed Motion for Class Certification, and on June 23, 2015 CNX Gas Company filed its Opposition to same. The Court held a hearing on the Motion on September 18, 2015 and has not yet ruled. CONSOL Energy continues to believe this action cannot properly proceed as a class action in any form, believes the case has meritorious defenses, and intends to defend it vigorously. The Company has established an accrual to cover its estimated liability for this case. This accrual is immaterial to the overall financial position of CONSOL Energy and is included in Other Accrued Liabilities on the Consolidated Balance Sheets.

Clean Water Act - Bailey Mine: The Company received from the U.S. EPA on April 8, 2011, a request for information relating to National Pollutant Discharge Elimination System (NPDES) Permit compliance at the Company’s Bailey and Enlow Fork Mines. In response, CONSOL Pennsylvania Coal Company submitted water discharge monitoring and other data to the EPA. In early 2013, the case was referred to the U.S. Department of Justice (DOJ), and Pennsylvania Department of Environmental Protection (PA DEP) also became involved. On December 18, 2014, the DOJ provided the Company a proposed Consent Decree to resolve certain Clean Water Act and Clean Streams Law claims against CONSOL Energy, Inc. and CONSOL Pennsylvania Coal Company with respect to the Bailey Mine Complex. The parties continue to negotiate the terms of the proposed Consent Decree. The Company anticipates resolving this matter in 2016. The Company has established an accrual to cover its estimated liability in this matter. This accrual is immaterial to the overall financial position of CONSOL Energy and is included in Other Accrued Liabilities on the Consolidated Balance Sheets.
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

At March 31, 2016, CONSOL Energy has provided the following financial guarantees, unconditional purchase obligations and letters of credit to certain third parties, as described by major category in the following table. These amounts represent the maximum potential total of future payments that the we could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$61,434	$42,131	$19,303	$—	$—
Environmental	998	398	600	—	—
Other	223,926	222,954	972	—	—
Total Letters of Credit	286,358	265,483	20,875	—	—
Surety Bonds:
Employee-Related	115,353	88,853	26,500	—	—
Environmental	532,900	475,234	57,666	—	—
Other	28,468	27,422	1,046	—	—
Total Surety Bonds	676,721	591,509	85,212	—	—
Guarantees:
Coal	25,050	25,050	—	—	—
Other	72,305	39,325	14,024	12,327	6,629
Total Guarantees	97,355	64,375	14,024	12,327	6,629
Total Commitments	$1,060,434	$921,367	$120,111	$12,327	$6,629

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia, and its river operations to a subsidiary of Murray Energy Corporation (Murray Energy). As part of the sales agreement, CONSOL Energy has guaranteed certain equipment lease obligations and coal sales agreements that were assumed by Murray Energy. In the event that Murray Energy would default on the obligations defined in the agreements, CONSOL Energy would be required to perform under the guarantees. If CONSOL Energy would be required to perform, the stock purchase agreement provides various recourse actions. At March 31, 2016, and December 31, 2015, the fair value of these guarantees was $1,228 and are included in Other Accrued Liabilities on the Consolidated Balance Sheets. The fair value of certain of the guarantees was determined using CONSOL Energy’s risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rates may result in a significantly higher or lower fair value measurement. Coal sales agreement guarantees were valued based on an evaluation of coal market pricing compared to contracted sales price and includes an adjustment for nonperformance risk. No other amounts related to financial guarantees and letters of credit are recorded as liabilities in the financial statements. Significant judgment is required in determining the fair value of these guarantees. The guarantees of the leases and sales agreements are classified within Level 3 of the fair value hierarchy.

CONSOL Energy regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the consolidated financial statements.
CONSOL Energy and CNX Gas Company enter into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded on the Consolidated Balance Sheets. As of March 31, 2016, the purchase obligations for each of the next five years and beyond were as follows:

Obligations Due	Amount
Less than 1 year	$194,668
1 - 3 years	302,316
3 - 5 years	244,396
More than 5 years	641,615
Total Purchase Obligations	$1,382,995

NOTE 14—DERIVATIVE INSTRUMENTS:

CONSOL Energy enters into financial derivative instruments to manage its exposure to commodity price volatility. CONSOL Energy de-designated all of its cash flow hedges on December 31, 2014 and accounts for all existing and future gas and NGL commodity hedges on a mark-to-market basis with changes in fair value recorded in current period earnings. In connection with this change, CONSOL Energy froze the balances recorded in Accumulated Other Comprehensive Income at December 31, 2014 and will reclassify balances to earnings as the underlying physical transactions occur, unless it is no longer probable that the physical transaction will occur at which time the related gains deferred in Other Comprehensive Income (OCI) will be immediately recorded in earnings.

CONSOL Energy is exposed to credit risk in the event of non-performance by counterparties. The creditworthiness of counterparties is subject to continuing review. The Company has not experienced any issues of non-performance by derivative counterparties.

None of the Company's counterparty master agreements currently require CONSOL Energy to post collateral for any of its positions. However, as stated in the counterparty master agreements, if CONSOL Energy's obligations with one of its counterparties cease to be secured on the same basis as similar obligations with the other lenders under the credit facility, CONSOL Energy would have to post collateral for instruments in a liability position in excess of defined thresholds. All of the Company's derivative instruments are subject to master netting arrangements with our counterparties. CONSOL Energy recognizes all financial derivative instruments as either assets or liabilities at fair value on the Consolidated Balance Sheets on a gross basis.

Each of CONSOL Energy's counterparty master agreements allows, in the event of default, the ability to elect early termination of outstanding contracts. If early termination is elected, CONSOL Energy and the applicable counterparty would net settle all open hedge positions.

CONSOL Energy’s commodity derivative instruments accounted for a total notional amount of production of 569.1 Bcf at March 31, 2016 and are forecasted to settle through 2020. At December 31, 2015, the commodity derivative instruments accounted for a total notional amount of production of 456.1 Bcf. At March 31, 2016, the basis only swaps were for notional amounts of 177.2 Bcf and are forecasted to settle through 2018. At December 31, 2015, the basis only swaps were for notional amounts of 124.4 Bcf.

The gross fair value of CONSOL Energy's derivative instruments at March 31, 2016 and December 31, 2015 were as follows:

Asset Derivative Instruments			Liability Derivative Instruments
	March 31,	December 31,		March 31,	December 31,
	2016	2015		2016	2015
Commodity Derivative Instruments:
Prepaid Expense	$228,708	$234,409	Other Accrued Liabilities	$7,206	$—
Other Assets	42,333	44,539	Other Liabilities	28,315	5,137
Total Asset	$271,041	$278,948	Total Liability	$35,521	$5,137

Basis Only Swaps:
Prepaid Expense	$6,782	$5,429	Other Accrued Liabilities	$19,358	$12,206
Other Assets	4,460	1,093	Other Liabilities	5,557	1,569
Total Asset	$11,242	$6,522	Total Liability	$24,915	$13,775

The effect of derivative instruments on CONSOL Energy's Consolidated Statements of Income was as follows:

	For the Three Months Ended
	March 31,
	2016	2015
Cash Received (Paid) in Settlement of Commodity Derivative Instruments:
Natural Gas Swaps	$82,146	$30,260
Natural Gas Basis Swaps	2,185	(119)
Total Cash Received in Settlement of Commodity Derivative Instruments	84,331	30,141

Non-Cash Portion of (Loss) Gain on Commodity Derivative Instruments:
Natural Gas Swaps	(38,023)	31,103
NGL Swaps	(265)	—
Natural Gas Basis Swaps	(6,421)	(1,626)
Reclassified from Accumulated OCI	15,438	30,527
Total Non-Cash Portion of (Loss) Gain on Commodity Derivative Instruments	(29,271)	60,004

Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Swaps	44,123	61,363
NGL Swaps	(265)	—
Natural Gas Basis Swaps	(4,236)	(1,745)
Reclassified from Accumulated OCI	15,438	30,527
Total Gain on Commodity Derivative Instruments	$55,060	$90,145

Changes in Accumulated OCI, net of tax, attributable to cash flow hedges that were de-designated December 31, 2014 were as follows:

	For the Three Months Ended
	March 31,
	2016	2015
Beginning Balance – Accumulated OCI	$43,470	$121,521
Gain Reclassified from Accumulated OCI (Net of tax: $5,624, $11,213)	(9,814)	(19,314)
Ending Balance – Accumulated OCI	$33,656	$102,207

CONSOL Energy expects to reclassify an additional $33,656, net of tax of $19,387, out of Accumulated Other Comprehensive Income over the remaining period ended December 31, 2016.

NOTE 15—FAIR VALUE OF FINANCIAL INSTRUMENTS:

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
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2016			Fair Value Measurements at December 31, 2015
Description	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Gas Derivatives	$—	$221,847	$—	$—	$266,558	$—
Murray Energy Guarantees	$—	$—	$1,228	$—	$—	$1,228

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$426,650	$426,650	$72,578	$72,578
Short-Term Notes Payable	$(851,500)	$(851,500)	$(952,000)	$(952,000)
Long-Term Debt	$(2,755,358)	$(2,082,975)	$(2,740,634)	$(1,810,925)
Cash and cash equivalents represent highly liquid instruments and constitute Level 1 fair value measurements. Certain of the Company’s debt is actively traded on a public market and, as a result, constitutes Level 1 fair value measurement. The portion of the Company’s debt obligations that are not actively traded are valued through reference to the applicable underlying benchmark rate and, as a result, constitutes Level 2 fair value measurement.

NOTE 16—SEGMENT INFORMATION:
CONSOL Energy consists of two principal business divisions: Exploration and Production (E&P) and Coal. The principal activity of the E&P division, which includes four reportable segments, is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P division's reportable segments are Marcellus, Utica, Coalbed Methane, and Other Gas. The Other Gas segment is primarily related to shallow oil and gas production, and includes the Company's purchased gas activities and selling, general and administrative activities, as well as various other activities assigned to the E&P division but not allocated to each individual well type.
The principal activities of the Coal division are mining, preparation and marketing of thermal coal, sold primarily to power generators. The Coal division's reportable segments are Pennsylvania (PA) Operations and Other Coal. Each of these reportable segments includes a number of operating segments (individual mines). For the three months ended March 31, 2016, the PA Operations aggregated segment includes the following mines: Bailey Mine, Enlow Fork Mine, and Harvey Mine and the corresponding preparation plant facilities. For the three months ended March 31, 2016, the Other Coal segment includes the Miller Creek Complex, coal terminal operations, the Company's purchased coal activities, idled mine activities and selling, general and administrative activities, as well as various other activities assigned to the Coal division but not allocated to each individual mine.
CONSOL Energy’s All Other division includes expenses from various other corporate activities that are not allocated to the E&P or Coal divisions.
Prior to the sale of the Buchanan Mine on March 31, 2016, CONSOL Energy had a third reportable segment in the Coal division, Virginia (VA) Operations. See Note 2 - Discontinued Operations for more information relating to the sale.
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

Industry segment results for the three months ended March 31, 2016 are:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Operations	Other Coal	Total Coal	Other	Eliminations	Consolidated
Sales—Outside	$96,138	$34,261	$41,920	$8,936	$181,255	$226,164	$25,731	$251,895	$—	$—	$433,150	(A)
Gain on Commodity Derivative Instruments	48,564	10,009	19,121	(22,634)	55,060	—	—	—	—	—	55,060
Other Outside Sales	—	—	—	—	—	—	7,709	7,709	—	—	7,709
Sales—Purchased Gas	—	—	—	8,618	8,618	—	—	—	—	—	8,618
Freight—Outside	—	—	—	—	—	13,076	34	13,110	—	—	13,110
Intersegment Transfers	—	—	424	—	424	—	—	—	—	(424)	—
Total Sales and Freight	$144,702	$44,270	$61,465	$(5,080)	$245,357	$239,240	$33,474	$272,714	$—	$(424)	$517,647
Earnings (Loss) Before Income Taxes	$19,482	$3,256	$12,606	$(58,885)	$(23,541)	$23,410	$(26,253)	$(2,843)	$(50,325)	$(424)	$(77,133)	(B)
Segment Assets					$6,814,818	$2,078,559	$1,194,327	$3,272,886	$628,166	$—	$10,715,870	(C)
Depreciation, Depletion and Amortization					$105,715	$41,266	$13,086	$54,352	$—	$—	$160,067
Capital Expenditures					$62,862	$12,904	$1,921	$14,825	$1,281	$—	$78,968

(A)    Included in the Coal segment are sales of $60,357 to Duke Energy, which comprises over 10% of sales.
(B)     Includes equity in earnings of unconsolidated affiliates of $15,598 and $1,067 for E&P and Coal, respectively.
(C)    Includes investments in unconsolidated equity affiliates of $248,034 and $3,594 for E&P and Coal, respectively.

Industry segment results for the three months ended March 31, 2015 are:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Operations	Other Coal	Total Coal	Other	Eliminations	Consolidated
Sales—Outside	$126,302	$18,603	$61,327	$18,206	$224,438	$384,437	$31,714	$416,151	$—	$—	$640,589	(D)
Gain on Commodity Derivative Instruments	12,792	—	13,657	63,696	90,145	—	—	—	—	—	90,145
Other Outside Sales	—	—	—	—	—	—	13,130	13,130	—	—	13,130
Sales—Purchased Gas	—	—	—	3,597	3,597	—	—	—	—	—	3,597
Freight—Outside	—	—	—	—	—	2,369	4,156	6,525	—	—	6,525
Intersegment Transfers	—	—	547	—	547	—	—	—	—	(547)	—
Total Sales and Freight	$139,094	$18,603	$75,531	$85,499	$318,727	$386,806	$49,000	$435,806	$—	$(547)	$753,986
Earnings (Loss) Before Income Taxes	$47,177	$(4,121)	$18,569	$14,364	$75,989	$98,402	$(13,701)	$84,701	$(129,532)	$(547)	$30,611	(E)
Segment Assets					$7,534,830	$2,100,349	$1,936,127	$4,036,476	$91,794	$—	$11,663,100	(F)
Depreciation, Depletion and Amortization					$87,444	$45,743	$16,515	$62,258	$7	$—	$149,709
Capital Expenditures					$250,303	$32,550	$2,085	$34,635	$2,866	$—	$287,804

(D)	Included in the Coal segment are sales of $84,616 to Duke Energy and sales of $68,094 to Xcoal Energy & Resources, each comprising over 10% of sales.

(E)	Includes equity in earnings of unconsolidated affiliates of $8,378 and $2,945 for E&P and Coal, respectively.
(F)    Includes investments in unconsolidated equity affiliates of $158,091 and $34,182 for E&P and Coal, respectively.

Reconciliation of Segment Information to Consolidated Amounts:

(Loss) Earnings Before Income Taxes:	For the Three Months Ended March 31,
	2016	2015
Segment (Loss) Earnings Before Income Taxes for total reportable business segments	$(26,384)	$160,690
Segment (Loss) Earnings Before Income Taxes for all other business segments	(459)	(6,676)
Interest expense, net (G)	(49,866)	(55,122)
Eliminations	(424)	(547)
Loss on debt extinguishment	—	(67,734)
(Loss) Earnings Before Income Taxes	$(77,133)	$30,611

Total Assets:	March 31,
	2016	2015
Segment assets for total reportable business segments	$10,087,704	$11,571,306
Segment assets for all other business segments	199,725	65,977
Items excluded from segment assets:
Cash and other investments (G)	426,571	5,251
Recoverable income taxes	1,870	20,566
Total Consolidated Assets	$10,715,870	$11,663,100
(G) Excludes amounts specifically related to the E&P & Coal divisions.

NOTE 17—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:
The payment obligations under the $74,470, 8.250% per annum senior notes due April 1, 2020, the $20,611, 6.375% per annum senior notes due March 1, 2021, the $1,855,397, 5.875% per annum senior notes due April 15, 2022, and the $493,665, 8.000% per annum senior notes due April 1, 2023 issued by CONSOL Energy are jointly and severally, and also fully and unconditionally, guaranteed by certain subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission (SEC), the following financial information sets forth separate financial information with respect to the parent, CNX Gas, a guarantor subsidiary, CNX Coal Resources LP (CNXC), a non-guarantor subsidiary, and the remaining guarantor and non-guarantor subsidiaries. The principal elimination entries include investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of all other wholly owned subsidiaries. These include, for example, deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

Income Statement for the Three Months Ended March 31, 2016 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$181,680	$—	$—	$—	$(425)	$181,255
Gain on Commodity Derivative Instruments	—	55,060	—	—	—	—	55,060
Coal Sales	—	—	206,662	45,233	—	—	251,895
Other Outside Sales	—	—	7,709	—	—	—	7,709
Purchased Gas Sales	—	8,618	—	—	—	—	8,618
Freight-Outside Coal	—	—	10,495	2,615	—	—	13,110
Miscellaneous Other Income	(66,620)	30,161	17,970	1	—	66,620	48,132
Loss on Sale of Assets	—	(7,143)	(112)	(10)	—	—	(7,265)
Total Revenue and Other Income	(66,620)	268,376	242,724	47,839	—	66,195	558,514
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	27,739	—	—	—	—	27,739
Transportation, Gathering and Compression	—	93,974	—	—	—	—	93,974
Production, Ad Valorem, and Other Fees	—	8,303	—	—	—	—	8,303
Depreciation, Depletion and Amortization	—	105,715	—	—	—	—	105,715
Exploration and Production Related Other Costs	—	2,408	—	—	—	—	2,408
Purchased Gas Costs	—	7,868	—	—	—	—	7,868
Other Corporate Expenses	—	27,694	—	—	—	—	27,694
Selling, General, and Administrative	—	17,563	—	—	—	—	17,563
Total Exploration and Production Costs	—	291,264	—	—	—	—	291,264
Coal Costs
Operating and Other Costs	1,003	—	183,277	30,794	—	—	215,074
Depreciation, Depletion and Amortization	153	—	45,946	8,253	—	—	54,352
Freight Expense	—	—	10,495	2,615	—	—	13,110
Selling, General, and Administrative	—	—	3,966	1,684	—	—	5,650
Other Corporate Expenses	—	—	3,143	—	—	—	3,143
Total Coal Costs	1,156	—	246,827	43,346	—	—	291,329
Other Costs
Miscellaneous Operating Expense	3,002	—	164	—	22	—	3,188
Interest Expense	45,628	653	1,591	1,994	—	—	49,866
Total Other Costs	48,630	653	1,755	1,994	22	—	53,054
Total Costs And Expenses	49,786	291,917	248,582	45,340	22	—	635,647
(Loss) Earnings Before Income Tax	(116,406)	(23,541)	(5,858)	2,499	(22)	66,195	(77,133)
Income Taxes	(18,834)	(9,355)	1,350	—	(8)	—	(26,847)
(Loss) Income From Continuing Operations	(97,572)	(14,186)	(7,208)	2,499	(14)	66,195	(50,286)
Loss From Discontinued Operations, net	—	—	—	—	(46,172)	—	(46,172)
Net (Loss) Income	(97,572)	(14,186)	(7,208)	2,499	(46,186)	66,195	(96,458)
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	1,114	1,114
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(97,572)	$(14,186)	$(7,208)	$2,499	$(46,186)	$65,081	$(97,572)

Balance Sheet at March 31, 2016 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$415,915	$78	$—	$9,095	$1,562	$—	$426,650
Accounts and Notes Receivable:
Trade	—	58,580	88,216	19,145	—	—	165,941
Other Receivables	46,837	95,831	6,450	372	—	—	149,490
Inventories	—	12,646	53,683	10,901	—	—	77,230
Recoverable Income Taxes	60,897	(59,026)	—	—	—	—	1,871
Prepaid Expenses	21,552	238,549	18,470	3,643	—	—	282,214
Current Assets of Discontinued Operations	—	—	—	—	43,047	—	43,047
Total Current Assets	545,201	346,658	166,819	43,156	44,609	—	1,146,443
Property, Plant and Equipment:
Property, Plant and Equipment	144,621	8,911,548	4,889,452	694,369	—	—	14,639,990
Less-Accumulated Depreciation, Depletion and Amortization	104,960	2,799,666	2,316,190	328,783	—	—	5,549,599
Total Property, Plant and Equipment-Net	39,661	6,111,882	2,573,262	365,586	—	—	9,090,391
Other Assets:
Investment in Affiliates	9,760,389	248,034	13,025	—	—	(9,769,820)	251,628
Other	52,786	49,218	109,371	16,021	—	—	227,396
Other Assets of Discontinued Operations	—	—	—	—	12	—	12
Total Other Assets	9,813,175	297,252	122,396	16,021	12	(9,769,820)	479,036
Total Assets	$10,398,037	$6,755,792	$2,862,477	$424,763	$44,621	$(9,769,820)	$10,715,870
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$41,785	$122,153	$33,888	$12,645	$—	$11,154	$221,625
Accounts Payable (Recoverable)-Related Parties	2,386,429	1,474,748	(3,642,464)	1,280	(208,839)	(11,154)	—
Current Portion of Long-Term Debt	(2,759)	6,266	1,762	47	—	—	5,316
Short-Term Notes Payable	851,500	—	—	—	—	—	851,500
Other Accrued Liabilities	93,867	113,531	249,586	29,922	—	—	486,906
Current Liabilities of Discontinued Operations	—	—	—	—	19,584	—	19,584
Total Current Liabilities	3,370,822	1,716,698	(3,357,228)	43,894	(189,255)	—	1,584,931
Long-Term Debt:	2,423,952	31,746	106,998	196,265	—	—	2,758,961
Deferred Credits and Other Liabilities:
Deferred Income Taxes	(129,353)	182,197	—	—	—	—	52,844
Postretirement Benefits Other Than Pensions	—	—	623,525	—	—	—	623,525
Pneumoconiosis Benefits	—	—	116,477	1,701	—	—	118,178
Mine Closing	—	—	283,243	6,865	—	—	290,108
Gas Well Closing	—	135,212	28,834	78	—	—	164,124
Workers’ Compensation	—	—	66,451	2,395	—	—	68,846
Salary Retirement	86,369	—	—	—	—	—	86,369
Reclamation	—	—	34,490	—	—	—	34,490
Other	56,917	132,686	4,251	552	—	—	194,406
Total Deferred Credits and Other Liabilities	13,933	450,095	1,157,271	11,591	—	—	1,632,890
Total CONSOL Energy Inc. Stockholders’ Equity	4,589,330	4,557,253	4,955,436	173,013	233,876	(9,919,578)	4,589,330
Noncontrolling Interest	—	—	—	—	—	149,758	149,758
Total Liabilities and Equity	$10,398,037	$6,755,792	$2,862,477	$424,763	$44,621	$(9,769,820)	$10,715,870

Income Statement for the Three Months Ended March 31, 2015 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$224,985	$—	$—	$—	$(547)	$224,438
Gain on Commodity Derivative Instruments	—	90,145	—	—	—	—	90,145
Coal Sales	—	—	339,264	76,887	—	—	416,151
Other Outside Sales	—	—	13,130	—	—	—	13,130
Purchased Gas Sales	—	3,597	—	—	—	—	3,597
Freight-Outside Coal	—	—	6,051	474	—	—	6,525
Miscellaneous Other Income	162,197	14,606	21,631	216	2,300	(164,427)	36,523
Gain on Sale of Assets	—	641	1,489	15	—	—	2,145
Total Revenue and Other Income	162,197	333,974	381,565	77,592	2,300	(164,974)	792,654
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	37,256	—	—	—	—	37,256
Transportation, Gathering and Compression	—	75,521	—	—	—	—	75,521
Production, Ad Valorem, and Other Fees	—	9,192	—	—	—	—	9,192
Depreciation, Depletion and Amortization	—	87,444	—	—	—	—	87,444
Exploration and Production Related Other Costs	—	2,040	—	—	5	(5)	2,040
Purchased Gas Costs	—	2,957	—	—	—	—	2,957
Other Corporate Expenses	—	19,096	—	—	—	—	19,096
Selling, General, and Administrative	—	21,824	—	—	—	—	21,824
Total Exploration and Production Costs	—	255,330	—	—	5	(5)	255,330
Coal Costs
Operating and Other Costs	1,648	—	243,645	46,114	—	—	291,407
Depreciation, Depletion and Amortization	146	—	52,963	9,149	—	—	62,258
Freight Expense	—	—	6,051	474	—	—	6,525
Selling, General, and Administrative	34	—	5,043	2,125	—	—	7,202
Other Corporate Expenses	—	—	6,074	—	—	—	6,074
Total Coal Costs	1,828	—	313,776	57,862	—	—	373,466
Other Costs
Miscellaneous Operating Expense	10,062	—	95	—	227	—	10,384
Depreciation, Depletion and Amortization	2	—	5	—	—	—	7
Loss on Debt Extinguishment	67,734	—	—	—	—	—	67,734
Interest Expense	52,846	2,655	1,561	2,381	46	(4,367)	55,122
Total Other Costs	130,644	2,655	1,661	2,381	273	(4,367)	133,247
Total Costs And Expenses	132,472	257,985	315,437	60,243	278	(4,372)	762,043
Earnings (Loss) Before Income Tax	29,725	75,989	66,128	17,349	2,022	(160,602)	30,611
Income Taxes	(49,305)	45,094	199,344	—	765	—	195,898
Income (Loss) From Continuing Operations	79,030	30,895	(133,216)	17,349	1,257	(160,602)	(165,287)
Income From Discontinued Operations, net	—	—	—	—	244,317	—	244,317
Net Income (Loss)	$79,030	$30,895	$(133,216)	$17,349	$245,574	$(160,602)	$79,030

Balance Sheet at December 31, 2015:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$64,999	$75	$—	$6,531	$973	$—	$72,578
Accounts and Notes Receivable:
Trade	—	72,664	68,980	15,518	—	—	157,162
Other Receivables	18,933	99,001	3,570	377	—	—	121,881
Inventories	—	13,815	60,068	9,791	—	—	83,674
Recoverable Income Taxes	72,913	(59,026)	—	—	—	—	13,887
Prepaid Expenses	27,245	244,680	21,416	4,080	—	—	297,421
Current Assets of Discontinued Operations	—	—	—	—	58,160	—	58,160
Total Current Assets	184,090	371,209	154,034	36,297	59,133	—	804,763
Property, Plant and Equipment:
Property, Plant and Equipment	156,475	8,875,027	4,871,968	692,482	—	—	14,595,952
Less-Accumulated Depreciation, Depletion and Amortization	111,442	2,695,674	2,268,450	320,729	—	—	5,396,295
Property, Plant and Equipment of Discontinued Operations	—	—	—	—	469,720	—	469,720
Total Property, Plant and Equipment-Net	45,033	6,179,353	2,603,518	371,753	469,720	—	9,669,377
Other Assets:
Investment in Affiliates	11,276,858	234,803	6,293	—	—	(11,280,624)	237,330
Other	53,529	47,892	102,085	14,079	—	—	217,585
Other Assets of Discontinued Operations	—	—	—	—	847	—	847
Total Other Assets	11,330,387	282,695	108,378	14,079	847	(11,280,624)	455,762
Total Assets	$11,559,510	$6,833,257	$2,865,930	$422,129	$529,700	$(11,280,624)	$10,929,902
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$33,431	$149,930	$46,087	$14,023	$—	$13,817	$257,288
Accounts Payable (Recoverable)-Related Parties	3,362,423	1,521,444	(4,664,053)	3,452	(209,449)	(13,817)	—
Current Portion of Long-Term Debt	(2,754)	6,798	1,762	49	—	—	5,855
Short-Term Notes Payable	952,000	—	—	—	—	—	952,000
Other Accrued Liabilities	63,668	102,753	244,173	29,929	—	—	440,523
Current Liabilities of Discontinued Operations	—	—	—	—	25,272	—	25,272
Total Current Liabilities	4,408,768	1,780,925	(4,372,031)	47,453	(184,177)	—	1,680,938
Long-Term Debt:	2,423,276	33,141	106,989	181,046	3,753	—	2,748,205
Deferred Credits and Other Liabilities:
Deferred Income Taxes	(122,547)	197,176	—	—	—	—	74,629
Postretirement Benefits Other Than Pensions	—	—	630,892	—	—	—	630,892
Pneumoconiosis Benefits	—	—	110,356	1,547	—	—	111,903
Mine Closing	—	—	283,063	6,722	—	—	289,785
Gas Well Closing	—	135,174	28,591	77	—	—	163,842
Workers’ Compensation	—	—	67,469	2,343	—	—	69,812
Salary Retirement	91,596	—	—	—	—	—	91,596
Reclamation	—	—	34,150	—	—	—	34,150
Other	56,390	105,588	4,408	571	—	—	166,957
Deferred Credits and Other Liabilities of Discontinued Operations	—	—	—	—	11,417	—	11,417
Total Deferred Credits and Other Liabilities	25,439	437,938	1,158,929	11,260	11,417	—	1,644,983
Total CONSOL Energy Inc. Stockholders’ Equity	4,702,027	4,581,253	5,972,043	182,370	698,707	(11,434,373)	4,702,027
Noncontrolling Interest	—	—	—	—	—	153,749	153,749
Total Liabilities and Equity	$11,559,510	$6,833,257	$2,865,930	$422,129	$529,700	$(11,280,624)	$10,929,902

Cash Flow for the Three Months Ended March 31, 2016 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Net Cash Provided by Continuing Operations	$455,341	$58,594	$15,419	$2,285	$(405,100)	$(6,731)	$119,808
Net Cash Provided by Discontinued Operating Activities	—	—	—	—	8,634	—	8,634
Net Cash (Used in) Provided by Operating Activities	$455,341	$58,594	$15,419	$2,285	$(396,466)	$(6,731)	$128,442
Cash Flows from Investing Activities:
Capital Expenditures	$(1,281)	$(62,862)	$(12,244)	$(2,581)	$—	$—	$(78,968)
Proceeds From Sales of Assets	—	7,953	486	14	—	—	8,453
(Investments in), net of Distributions from, Equity Affiliates	—	(2,145)	(3,433)	—	—	—	(5,578)
Net Cash Used in Continuing Operations	$(1,281)	$(57,054)	$(15,191)	$(2,567)	$—	$—	$(76,093)
Net Cash Used in Discontinued Investing Activities	—	—	—	—	397,069	—	397,069
Net Cash (Used in) Provided by Investing Activities	$(1,281)	$(57,054)	$(15,191)	$(2,567)	$397,069	$—	$320,976
Cash Flows from Financing Activities:
Proceeds from (Payments on) Short-Term Borrowings	$(100,500)	$—	$—	$—	$—	$—	$(100,500)
(Payments on) Proceeds from Miscellaneous Borrowings	(353)	(1,537)	(228)	(10)	—	—	(2,128)
Proceeds from Revolver - MLP	—	—	—	15,000	—	—	15,000
Distributions to Noncontrolling Interest	—	—	—	(12,144)	—	6,731	(5,413)
Dividends Paid	(2,294)	—	—	—	—	—	(2,294)
Proceeds from Issuance of Common Stock	3	—	—	—	—	—	3
Net Cash (Used in) Continuing Operations	$(103,144)	$(1,537)	$(228)	$2,846	$—	$6,731	$(95,332)
Net Cash (Used in) Discontinued Financing Activities	—	—	—	—	(14)	—	(14)
Net Cash Provided by (Used in) Financing Activities	$(103,144)	$(1,537)	$(228)	$2,846	$(14)	$6,731	$(95,346)

Cash Flow for the Three Months Ended March 31, 2015 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Continuing Operations	$(79,239)	$177,752	$44,835	$27,444	$(24,360)	$51,457	$197,889
Net Cash Provided by Discontinued Operating Activities	—	—	—	—	30,481	—	30,481
Net Cash Provided by (Used in) Operating Activities	$(79,239)	$177,752	$44,835	$27,444	$6,121	$51,457	$228,370
Cash Flows from Investing Activities:
Capital Expenditures	$(2,866)	$(250,303)	$(28,125)	$(6,510)	$—	$—	$(287,804)
Proceeds From Sales of Assets	47	894	1,148	19	—	—	2,108
(Investments in), net of Distributions from, Equity Affiliates	—	(27,992)	—	—	—	—	(27,992)
Net Cash (Used in) Provided by Continuing Operations	$(2,819)	$(277,401)	$(26,977)	$(6,491)	$—	$—	$(313,688)
Net Cash Used in Discontinued Investing Activities	—	—	—	—	(6,215)	—	(6,215)
Net Cash (Used in) Provided by Investing Activities	$(2,819)	$(277,401)	$(26,977)	$(6,491)	$(6,215)	$—	$(319,903)
Cash Flows from Financing Activities:
Proceeds from (Payments on) Short-Term Borrowings	$760,500	$70,000	$—	$—	$—	$(70,000)	$760,500
(Payments on) Proceeds from Miscellaneous Borrowings	(406)	(48)	(2,002)	(8)	—	—	(2,464)
Payments on Long-Term Borrowings	(1,261,009)	—	—	—	—	—	(1,261,009)
Proceeds from Long-Term Borrowings	492,760	—	—	—	—	—	492,760
Payments on Securitization Facility	32,669	—	—	—	—	—	32,669
Net Change in Parent Advancements	—	—	—	(18,543)	—	18,543	—
Tax Benefit from Stock-Based Compensation	15	—	—	—	—	—	15
Dividends Paid	(14,400)	—	—	—	—	—	(14,400)
Proceeds from Issuance of Common Stock	1,736	—	—	—	—	—	1,736
Treasury Stock Activity	(71,674)	—	—	—	—	—	(71,674)
Debt Issuance and Financing Fees	—	—	(15,856)	(2,401)	—	—	(18,257)
Net Cash (Used in) Provided by Continuing Operations	$(59,809)	$69,952	$(17,858)	$(20,952)	$—	$(51,457)	$(80,124)
Net Cash Used in Discontinued Financing Activities	—	—	—	—	(14)	—	(14)
Net Cash (Used in) Provided by Financing Activities	$(59,809)	$69,952	$(17,858)	$(20,952)	$(14)	$(51,457)	$(80,138)

Statement of Comprehensive Income for the Three Months Ended March 31, 2016 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net (Loss) Income	$(97,572)	$(14,186)	$(7,208)	$2,499	$(46,186)	$66,195	$(96,458)
Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments	(2,484)	—	(2,464)	(20)	—	2,484	(2,484)
Reclassification of Cash Flow Hedge from OCI to Earnings	(9,814)	(9,814)	—	—	—	9,814	(9,814)
Other Comprehensive (Loss) Income:	(12,298)	(9,814)	(2,464)	(20)	—	12,298	(12,298)
Comprehensive (Loss) Income	(109,870)	(24,000)	(9,672)	2,479	(46,186)	78,493	(108,756)
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	1,114	1,114
Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(109,870)	$(24,000)	$(9,672)	$2,479	$(46,186)	$77,379	$(109,870)

Statement of Comprehensive Income for the Three Months Ended March 31, 2015 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net Income (Loss)	$79,030	$30,895	$(133,216)	$17,349	$245,574	$(160,602)	$79,030
Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments	(149)	—	853	(1,002)	—	149	(149)
Reclassification of Cash Flow Hedge from OCI to Earnings	(19,314)	(19,314)	—	—	—	19,314	(19,314)
Other Comprehensive (Loss) Income:	(19,463)	(19,314)	853	(1,002)	—	19,463	(19,463)
Comprehensive Income (Loss)	$59,567	$11,581	$(132,363)	$16,347	$245,574	$(141,139)	$59,567

NOTE 18—RELATED PARTY TRANSACTIONS:
CONE Midstream Partners LP

On September 30, 2011, CNX Gas Company and Noble Energy, Inc., an unrelated third party and joint venture partner, formed CONE Gathering LLC (CONE) to develop and operate each company's gas gathering system needs in the Marcellus Shale play. CONSOL Energy accounts for CNX Gas Company's 50% ownership interest in CONE under the equity method of accounting.
On September 30, 2014, CONE Midstream Partners, LP (the Partnership) closed its initial public offering of 20,125,000 common units representing limited partnership interests at a price to the public of $22.00 per unit, which included a 2,625,000 common unit over-allotment option that was exercised in full by the underwriters. The Partnership's general partner is CONE Midstream GP LLC, a wholly owned subsidiary of CONE.

As a result of the IPO filing, the Partnership received net proceeds of $412,741 from the offering, after deducting underwriting discounts and commissions and structuring fees of $28,779, along with additional estimated offering expenses of approximately $1,230. Of the proceeds received, $203,986 was distributed to both CNX Gas Company LLC ("CNX Gas Company") and Noble Energy on September 30, 2014.

During the three months ended March 31, 2016, additional capital contributions of $94 were made to CONE and additional capital contributions of $2,051 were made to the Partnership. The capital contributions were offset by $4,512 of distributions from the Partnership. During the three months ended March 31, 2015, additional capital contributions of $3,608 were made to CONE, and additional capital contributions of $30,487 were made to the Partnership, offset in part, by $4,103 of distributions from the Partnership.

Following the Partnership IPO in September 2014, CONE has a 2% general partner interest in the Partnership, while each sponsor has a 32.1% limited partner interest. CNX Gas Company accounts for its portion of the earnings in the Partnership under the equity method of accounting. At March 31, 2016, CNX Gas Company and Noble Energy each continue to own a 50% interest in the assets of CONE that were not contributed to the Partnership. Equity in earnings of affiliates during the three months ended March 31, 2016 and 2015 related to CONE was $6,393 and $3,138, respectively. Equity in earnings of affiliates during the three months ended March 31, 2016 and 2015 related to the Partnership. was $7,958 and $4,518, respectively.

During the three months ended March 31, 2016 and 2015, CONE and the Partnership provided gathering services to CNX Gas Company in the ordinary course of business. Gathering services provided were $32,016 and $22,360 for the three months ended March 31, 2016 and 2015, respectively. These costs were included in Transportation, Gathering and Compression Costs on CONSOL Energy’s accompanying Consolidated Statements of Income. At March 31, 2016 and December 31, 2015, CONSOL Energy had a net payable of $9,685 and $12,216 respectively, due to both the Partnership and CONE primarily for accrued but unpaid gathering services. The net payable for both periods is included in Accounts Payable on CONSOL Energy’s accompanying Consolidated Balance Sheets.

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

In connection with the IPO offering, CNXC entered into a $400,000 senior secured revolving credit facility with certain lenders and PNC Bank, National Association (PNC), as administrative agent. Obligations under the revolving credit facility are guaranteed by CNXC's subsidiaries (the "guarantor subsidiaries") and are secured by substantially all of CNXC's and CNXC's subsidiaries' assets pursuant to a security agreement and various mortgages. Under the new revolving credit facility, CNXC made an initial draw of $200,000, and after origination fees of $3,000, the net proceeds were $197,000.

The total net proceeds related to these transactions that were distributed to CONSOL Energy were $342,711.

Charges for services from CONSOL Energy include the following:

	Three Months Ended
	March 31,	March 31,
	2016	2015
Operating and Other Costs	$947	$797
Selling, General and Administrative Expenses	765	1,628
Total Services from CONSOL Energy	$1,712	$2,425

At March 31, 2016, and December 31, 2015, CNXC had a net payable to CONSOL Energy in the amount of $1,280 and $3,452, respectively. This payable includes reimbursements for business expenses, executive fees, debt issuance and financing fees, stock-based compensation and other items.

NOTE 19—STOCK REPURCHASE:

In December 2014, CONSOL Energy's Board of Directors approved a stock repurchase program under which CONSOL Energy may purchase from time to time up to $250,000 of its common stock over the next two years. Under the terms of the program, CONSOL Energy may make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. Any repurchases of common stock will be funded from available cash on hand or short-term borrowings. The program does not obligate CONSOL Energy to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The program will be conducted in compliance with applicable legal requirements and within the limits imposed by any credit agreement, receivables purchase agreement or indenture and shall be subject to market conditions and other factors. During the three months ended March 31, 2016, no shares were repurchased. During the three months ended March 31, 2015, 2,213,100 shares were repurchased and retired at an average price of $32.37 per share.

NOTE 20—RECENT ACCOUNTING PRONOUNCEMENTS:

In March 2016, the FASB issued Update 2016-09 - Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specifically, this Update states that: all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement; excess tax benefits should be classified along with other income tax cash flows as an operating activity; an entity can make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions; and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact this guidance may have on CONSOL Energy's financial statements.
In March 2016, the FASB issued Update 2016-08 - Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), which reduces the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance and the cost and complexity of applying Topic 606. The amendments in this Update do not change the core principle of the guidance, but clarify the following implementation guidance considerations: (1) An entity determines whether it is a principal or an agent for each specified good or service promised to the customer. If a contract with a customer includes more than one specified good or service, an entity could be a principal for some specified goods or services and an agent for others; (2) An entity determines the nature of each specified good or service (for example, whether it is a good, a service, or a right to a good or service); (3) When another party is involved in providing goods or services to a customer, an entity that is a principal obtains control of (a) a good or another asset from the other party that it then transfers to the customer; (b) a right to a service that will be performed by another party, which gives the entity the ability to direct that party to provide the service to the customer on the entity's behalf; or (c) a good or service from the other party that it combines with other goods or services to provide the specified good or service to the customer; and (4) The purpose of the indicators in paragraph 606-10-55-39 is to support or assist in the assessment of control. The indicators may be more or less relevant to the control assessment and one or more indicators may be more or less persuasive to the control assessment, depending on the facts and circumstances. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09, which was deferred to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, by Update 2015-14. The Company is currently evaluating the impact this guidance may have on CONSOL Energy's financial statements.

In February 2016, the FASB issued Update 2016-02 - Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Update 2016-02 does retain a distinction between finance leases and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. Retaining this distinction allows the recognition, measurement and presentation of expenses and cash flows arising from a lease to not significantly change from previous GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities, but to recognize lease expense on a straight-line basis over the lease term. For both financing and operating leases, the right-to-use asset and lease liability will be initially measured at the present value of the lease payments in the statement of financial position.The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact this guidance may have on CONSOL Energy's financial statements.
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
General

CONSOL Energy's E&P production increased by over 36% in the just-ended quarter, compared to the year-earlier quarter. Despite increased production, the E&P Division had a loss before income tax of $24 million in the first quarter of 2016 due primarily to lower commodity prices.

For the first quarter of 2016, CONSOL Energy's average sales price for natural gas, natural gas liquids (NGLs), oil, and condensate was $2.73 per Mcfe. CONSOL Energy's average price for natural gas was $1.83 per Mcf for the quarter and, including cash settlements from hedging, was $2.81 per Mcf. During the first quarter, CONSOL Energy produced NGLs, oil, and condensate volumes of 11.4 Bcfe, or 12% of the company's total gas equivalent volumes. These liquids volumes were 40% greater than those of the year-earlier quarter, which then comprised 11% of the company's total gas equivalent volumes. The average realized price for all liquids for the first quarter of 2016 was $12.78 per barrel.

In the first quarter of 2016, CONSOL's E&P Division achieved record production of 97.5 Bcfe, or an increase of 36% from the 71.6 Bcfe produced in the year-earlier quarter. The E&P Division's total unit cash costs declined during the quarter to $1.33 per Mcfe, compared to $1.70 per Mcfe during the year-earlier quarter, or an improvement of approximately 22%, which benefited in part from the company's dry Utica wells.

The company currently has a total of 1.2 Bcf per day of available firm transportation capacity. This is composed of 0.9 Bcf per day of firm capacity on existing pipelines and an additional 0.3 Bcf per day of long-term firm sales with major customers having their own firm capacity. Additionally, CONSOL has contracted volumes of approximately 0.5 Bcf per day on several pipeline projects that will be completed over the next several years. Even with the future expiration of certain transportation contracts, the company's effective firm transportation capacity will increase to approximately 1.5 Bcf per day. The average demand cost for the existing firm capacity is approximately $0.24 per MMBtu. The average demand cost for the existing and committed firm capacity is approximately $0.33 per MMBtu.

In addition to firm transportation capacity, CONSOL Energy has developed a processing portfolio to support the projected volumes from its wet production areas. The company has agreements in place to support the processing of approximately 0.5 Bcf per day of gross natural gas volumes.

During the first quarter of 2016, the Pennsylvania Operations total unit costs were $33.16 per ton, compared to $42.62 per ton in the year-earlier quarter, despite sales tons declining by approximately 18% over the same period.

Also during the quarter, CONSOL Energy sold the Buchanan Mine, along with certain other metallurgical coal reserves. Cash proceeds of $402,799 were received at closing on March 31, 2016. The net loss on the sale was $38,364.

CONSOL Energy 2016 - 2017 Guidance

E&P DIVISION GUIDANCE

CONSOL Energy continues to expect annual 2016 E&P Division production to grow by approximately 15%, compared to 2015 total production volumes.

Total hedged natural gas production in the 2016 second quarter is 70.7 Bcf. The annual gas hedge position is shown in the table below:

	2016	2017
Total Yearly Production (Bcfe) / % growth	~15%	TBD*
Volumes Hedged (Bcf), as of 4/14/16	262.6	210.8
* Yearly 2017 production will be a function of the second half 2016 capital program, continued debottlenecking initiatives, and the company's drilled but uncompleted (DUC) well inventory.

CONSOL Energy's hedged gas volumes include a combination of NYMEX financial hedges and index financial hedges (NYMEX plus basis). In addition, to protect the NYMEX hedge volumes from basis exposure, CONSOL Energy enters into basis-only financial hedges and physical sales with fixed basis at certain sales points. CONSOL Energy's gas hedge position is shown in the table below:

	Q2 2016	2016	2017
Total NYMEX + Basis* (Bcf)	67.3	259.7	122.5
Average Hedge Price ($/Mcf)	$2.87	$3.07	$2.67

NYMEX Only Hedges Exposed to Basis (Bcf)	-	-	88.3
Average Hedge Price ($/Mcf)	-	-	$2.98

Physical Sales With Fixed Basis Exposed to NYMEX (Bcf)	3.4	2.9	-
Average Hedge Basis Value ($/Mcf)	$(0.20)	$(0.04)	-
* Includes physical sales with fixed basis in Q2 2016, 2016, and 2017 of 16.1 Bcf, 74.5 Bcf, and 24.1 Bcf, respectively.

During the first quarter of 2016, CONSOL Energy added additional NYMEX natural gas hedges of 22.3 Bcf for 2016 and 54.8 Bcf for 2017. In addition, to help mitigate basis exposure on NYMEX hedges, in the first quarter, CONSOL Energy added 25.1 Bcf and 42.5 Bcf of basis hedges for 2016 and 2017, respectively.

During the first quarter of 2016, CONSOL Energy continued to evolve its hedging program and added NGL (propane) hedges, along with direct sales contracts to other counterparties. CONSOL currently has 7.5 million gallons of propane directly hedged from April of 2016 through March of 2017 at an average price of $0.43 per gallon.

COAL DIVISION GUIDANCE

CONSOL Energy expects annual 2016 consolidated total Coal Division sales to be approximately 23.9-27.4 million tons, which includes 2016 estimated consolidated total sales for Pennsylvania Operations of 22.5-25.5 million tons.

CONSOL Energy expects 2016 total consolidated Coal Division capital expenditures to now be between $105-$125, which include Pennsylvania Operations capital expenditures of $90-$100 million.

Results of Operations - Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015
Net (Loss) Income Attributable to CONSOL Energy Shareholders
CONSOL Energy reported a net loss attributable to CONSOL Energy shareholders of $98 million, or a loss of $0.43 per diluted share, for the three months ended March 31, 2016, compared to net income attributable to CONSOL Energy shareholders of $79 million, or income of $0.34 per diluted share, for the three months ended March 31, 2015. The breakdown of net income is as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2016	2015	Variance
Loss from Continuing Operations	$(50,286)	$(165,287)	$115,001
(Loss) Income from Discontinued Operations, net	(46,172)	244,317	(290,489)
Net (Loss) Income	$(96,458)	$79,030	$(175,488)
Less: Net Income Attributable to Noncontrolling Interest	1,114	—	1,114
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(97,572)	$79,030	$(176,602)

CONSOL Energy consists of two principal business divisions: Exploration and Production (E&P) and Coal. The total E&P division includes four segments: Marcellus, Utica, Coalbed Methane (CBM), and Other Gas. The Coal division includes two segments: Pennsylvania (PA) Operations and Other Coal.

The total E&P division contributed a loss before income tax of $24 million for the three months ended March 31, 2016 compared to earnings before income tax of $76 million for the three months ended March 31, 2015.

The following table presents a breakout of net liquid and natural gas sales information to assist in the understanding of the Company’s natural gas production and sales portfolio.

	For the Three Months Ended March 31,
in thousands (unless noted)	2016	2015	Variance	Percent Change
LIQUIDS
NGLs:
Sales Volume (MMcfe)	9,721	6,525	3,196	49.0%
Sales Volume (Mbbls)	1,620	1,088	532	48.9%
Gross Price ($/Bbl)	$12.30	$20.40	$(8.10)	(39.7)%
Gross Revenue	$19,907	$22,171	$(2,264)	(10.2)%

Oil:
Sales Volume (MMcfe)	100	144	(44)	(30.6)%
Sales Volume (Mbbls)	17	24	(7)	(29.2)%
Gross Price ($/Bbl)	$30.84	$47.82	$(16.98)	(35.5)%
Gross Revenue	$513	$1,149	$(636)	(55.4)%

Condensate:
Sales Volume (MMcfe)	1,580	1,492	88	5.9%
Sales Volume (Mbbls)	263	249	14	5.6%
Gross Price ($/Bbl)	$14.64	$20.82	$(6.18)	(29.7)%
Gross Revenue	$3,861	$5,180	$(1,319)	(25.5)%

GAS
Sales Volume (MMcf)	86,064	63,456	22,608	35.6%
Sales Price ($/Mcf)	$1.83	$3.10	$(1.27)	(41.0)%
Gross Revenue	$157,398	$196,485	$(39,087)	(19.9)%

Hedging Impact ($/Mcf)	$0.98	$0.48	$0.50	104.2%
Gain on Commodity Derivative Instruments - Cash Settlement	$84,331	$30,142	$54,189	179.8%

Total gas production was 97.5 Bcfe for the three months ended March 31, 2016 compared to 71.6 Bcfe for the three months ended March 31, 2015.

The average sales price, including the effects of derivative instruments, and average costs for all active E&P operations were as follows:

	For the Three Months Ended March 31,
	2016	2015	Variance	Percent Change
Average Sales Price (per Mcfe)	$2.73	$3.56	$(0.83)	(23.3)%
Average Costs (per Mcfe)	2.41	2.91	0.50	17.2%
Margin	$0.32	$0.65	$(0.33)	(50.8)%

Total E&P division Natural Gas, NGLs, and Oil sales revenues were $182 million for the three months ended March 31, 2016 compared to $225 million for the three months ended March 31, 2015. The decrease was primarily due to the 23.3% decrease in average sales price per Mcfe, offset in part, by the 36.1% increase in total volumes sold. The decrease in average sales price was the result of the overall decrease in general market prices. The decrease in general market prices was offset, in part, by various gas swap transactions that occurred throughout both periods.

Changes in the average costs per Mcfe were primarily related to the following items:

•
The improvement in unit costs is primarily due to the shift to lower cost Marcellus and Utica Shale production and the 36.1% increase in total volumes sold in the period-to-period comparison. Marcellus production made up 52.5% of natural gas and liquid sales volumes for the three months ended March 31, 2016 compared to 51.4% for the three months ended March 31, 2015. Utica production made up 23.5% of natural gas and liquid sales volumes in the three months ended March 31, 2016 compared to 13.3% in the three months ended March 31, 2015.

•
Gathering expenses decreased on a per unit basis in the period-to-period comparison due to the overall increase in natural gas sales volumes. The decrease in unit costs was partially offset by an increase in total dollars related to an increase in utilized firm transportation costs, increased processing fees associated with natural gas liquids (NGLs), and an increase in CONE gathering expense directly related to the increase in Marcellus production. See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
Depreciation, depletion and amortization decreased on a unit basis primarily due to the adjustment to our shallow oil and gas rates following impairment in the carrying value that was recognized in the second quarter of 2015, as well as the increase in natural gas sales volumes from our lower cost Marcellus and Utica production. The decrease was offset, in part, by an increase in total dollars as production continued to grow.

•
Lifting costs also decreased on a unit basis in the period-to-period comparison due to the overall increase in natural gas sales volumes. The decrease in unit costs was partially offset by an increase in salt water disposal costs.

The total Coal division had a loss before income taxes from continuing operations of $3 million for the three months ended March 31, 2016, compared to earnings before income tax from continuing operations of $85 million for the three months ended March 31, 2015. The total coal division sold 5.7 million tons of coal produced from CONSOL Energy mines for the three months ended March 31, 2016, compared to 7.0 million tons for the three months ended March 31, 2015.
The average sales price and average cost of goods sold per ton for continuing coal operations were as follows:

	For the Three Months Ended March 31,
	2016	2015	Variance	Percent Change
Average Sales Price per ton sold	$43.96	$59.01	$(15.05)	(25.5)%
Average Cost of Goods Sold per ton	34.67	43.41	8.74	20.1%
Margin	$9.29	$15.60	$(6.31)	(40.4)%

The lower average coal sales price per ton sold in the 2016 period was primarily the result of certain customer deliveries being replaced with lower priced export sales and the overall decline in both the domestic and global thermal coal markets. The coal division priced 1.4 million tons on the export market for the three months ended March 31, 2016 compared to 2.0 million tons for the three months ended March 31, 2015. All other tons were sold on the domestic market.

Changes in the average cost of goods sold per ton was driven by the idling of Harvey Mine, reduction of staffing levels and management's continued cost cutting measures. All of the above steps resulted in more consistent operating schedules, reduced labor costs and improved productivity.
The Other division includes other business activities not assigned to the E&P or Coal divisions and income taxes. The Other division had a net loss of $23 million for the three months ended March 31, 2016 compared to a loss of $325 million for the three months ended March 31, 2015.
Selling, general and administrative (SG&A) costs are allocated between divisions (E&P, Coal and Other) based primarily on percentage of total revenue and percentage of total projected capital expenditures. Upon execution of the CNX Coal Resources LP (CNXC) initial public offering (IPO), CNXC entered into a service agreement with CONSOL Energy to provide certain selling, general and administrative services. These services are paid monthly based on an agreed upon fixed fee that is reset annually. See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

SG&A costs are excluded from the E&P and Coal unit costs above. SG&A costs were $23 million for the three months ended March 31, 2016 compared to $29 million for the three months ended March 31, 2015. SG&A costs decreased due to the following items:

	For the Three Months Ended March 31,
(in millions)	2016	2015	Variance	Percent Change
Employee Wages and Related Expenses	$12	$17	$(5)	(29.4)%
Rent	2	2	—	—%
Advertising and Promotion	2	2	—	—%
Consulting and Professional Services	4	3	1	33.3%
Miscellaneous	3	5	(2)	(40.0)%
Total Company Selling, General and Administrative Expense	$23	$29	$(6)	(20.7)%

•	Employee Wages and Related Expenses decreased $5 million primarily due to the Company reorganization that occurred after the first quarter of 2015.

•	Consulting and professional services increased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

•	Miscellaneous items decreased $2 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Total Company long-term liabilities, such as OPEB, the salary retirement plan, workers' compensation, Coal Workers' Pneumoconiosis (CWP), and long-term disability are actuarially calculated for the Company as a whole. In general, the expenses are then allocated to operational units based upon criteria specific to each liability. Total CONSOL Energy continuing operations expense related to actuarial liabilities was $13 million for the three months ended March 31, 2016, compared to $12 million for the three months ended March 31, 2015. See Note 16 - Pension and Other Postretirement Benefits Plans and Note 17 - Coal Workers' Pneumoconiosis (CWP) and Workers' Compensation in the Notes to the Audited Financial Statements in our December 31, 2015 Form 10-K and Note 5 - Components of Pension and OPEB Plans Net Periodic Benefit Costs in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional details.

TOTAL E&P DIVISION ANALYSIS for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:
The E&P division had a loss before income tax of $24 million for the three months ended March 31, 2016 compared to earnings before income tax of $76 million in the three months ended March 31, 2015. Variances by individual E&P segment are discussed below.

	For the Three Months Ended					Difference to Three Months Ended
	March 31, 2016					March 31, 2015
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Sales:
Produced	$96	$34	$42	$10	$182	$(30)	$15	$(20)	$(8)	$(43)
Related Party	—	—	—	—	—	—	—	—	—	—
Total Outside Sales	96	34	42	10	182	(30)	15	(20)	(8)	(43)
Gain (Loss) on Commodity Derivative Instruments	49	10	19	(23)	55	36	10	5	(86)	(35)
Purchased Gas Sales	—	—	—	9	9	—	—	—	5	5
Miscellaneous Other Income	—	—	—	29	29	—	—	—	15	15
(Loss) Gain on Sale of Assets	—	—	—	(7)	(7)	—	—	—	(8)	(8)
Total Revenue and Other Income	145	44	61	18	268	6	25	(15)	(82)	(66)
Lease Operating Expense	10	8	7	3	28	(2)	1	(3)	(5)	(9)
Production, Ad Valorem, and Other Fees	5	1	2	—	8	—	—	—	(1)	(1)
Transportation, Gathering and Compression	60	10	19	5	94	20	5	(4)	(3)	18
Depreciation, Depletion and Amortization	51	22	20	12	105	16	12	(2)	(8)	18
Selling, General, and Administrative	—	—	—	18	18	—	—	—	(4)	(4)
Purchased Gas Costs	—	—	—	8	8	—	—	—	5	5
Exploration and Production Related Other Costs	—	—	—	2	2	—	—	—	—	—
Other Corporate Expenses	—	—	—	28	28	—	—	—	9	9
Total Exploration and Production Costs	126	41	48	76	291	34	18	(9)	(7)	36
Interest Expense	—	—	—	1	1	—	—	—	(2)	(2)
Total E&P Division Costs	126	41	48	77	292	34	18	(9)	(9)	34
Earnings (Loss) Before Income Tax	$19	$3	$13	$(59)	$(24)	$(28)	$7	$(6)	$(73)	$(100)

MARCELLUS GAS SEGMENT
The Marcellus segment had earnings before income tax of $19 million for the three months ended March 31, 2016 compared to earnings before income tax of $47 million for the three months ended March 31, 2015.

	For the Three Months Ended March 31,
	2016	2015	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	45.1	32.1	13.0	40.5%
NGLs Sales Volumes (Bcfe)*	5.3	4.1	1.2	29.3%
Condensate Sales Volumes (Bcfe)*	0.8	0.6	0.2	33.3%
Total Marcellus Gas Sales Volumes (Bcfe)*	51.2	36.8	14.4	39.1%

Average Sales Price - Gas (Mcf)	$1.83	$3.32	$(1.49)	(44.9)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$1.08	$0.40	$0.68	170.0%
Average Sales Price - NGLs (Mcfe)*	$2.21	$4.12	$(1.91)	(46.4)%
Average Sales Price - Condensate (Mcfe)*	$2.67	$4.80	$(2.13)	(44.4)%

Total Average Marcellus Sales Price (per Mcfe)	$2.83	$3.78	$(0.95)	(25.1)%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.19	0.32	(0.13)	(40.6)%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.09	0.14	(0.05)	(35.7)%
Average Marcellus Transportation, Gathering and Compression costs (per Mcfe)	1.16	1.09	0.07	6.4%
Average Marcellus Depreciation, Depletion and Amortization costs (per Mcfe)	1.01	0.95	0.06	6.3%
Total Average Marcellus Costs (per Mcfe)	$2.45	$2.50	$(0.05)	(2.0)%
Average Margin for Marcellus (per Mcfe)	$0.38	$1.28	$(0.90)	(70.3)%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment outside sales revenues were $96 million for the three months ended March 31, 2016 compared to $126 million for the three months ended March 31, 2015. The $30 million decrease was primarily due to a 44.9% decrease in average gas sales price in the period-to-period comparison. The decrease was partially offset by a 39.1% increase in total Marcellus sales volumes primarily due to additional wells coming on-line in the current period.

The decrease in Marcellus total average sales price was primarily the result of the $1.49 per Mcf decrease in gas market prices, along with a $0.06 per Mcfe decrease in the uplift from natural gas liquids and condensate sales volumes, when excluding the impact of hedging. Theses decreases were offset, in part, by a $0.68 per Mcf increase resulting from various transactions from our hedging program. These financial hedges represented approximately 34.5 Bcf of our produced Marcellus sales volumes for the three months ended March 31, 2016 at an average gain of $1.41 per Mcf. For the three months ended March 31, 2015, these financial hedges represented approximately 12.5 Bcf at an average gain of $1.01 per Mcf.

Total costs for the Marcellus segment were $126 million for the three months ended March 31, 2016 compared to $92 million for the three months ended March 31, 2015. The increase in total dollars and decrease in unit costs for the Marcellus segment are due to the following items:

•Marcellus lease operating expenses were $10 million for the three months ended March 31, 2016 compared to $12 million for the three months ended March 31, 2015. The decrease in total dollars was primarily due to a decrease in employee related costs, repairs and maintenance and contractual services. The decrease in employee related costs was primarily the result of the company reorganization that occurred in the third and fourth quarters of 2015. The decrease in unit costs was primarily due to the 39.1% increase in total Marcellus sales volumes, along with the decreased total dollars described above.

•Marcellus production, ad valorem, and other fees were $5 million for the three months ended March 31, 2016 and 2015. The decrease in unit costs was primarily due to the 39.1% increase in total Marcellus sales volumes offset, in part, by the decrease in average sales price.

•Marcellus transportation, gathering and compression costs were $60 million for the three months ended March 31, 2016 compared to $40 million for the three months ended March 31, 2015. The increase in total dollars primarily relates to an increase in CONE gathering fees due to the 40.5% increase in Marcellus sales volumes (See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information), an increase in processing fees associated with NGLs primarily due to the 29.3% increase in NGLs sales volumes, and an increase in utilized firm transportation expense. The increase in unit costs was due to the increase in total dollars and was offset, in part, by the increase in Marcellus sales volumes.

•Depreciation, depletion and amortization costs were $51 million for the three months ended March 31, 2016 compared to $35 million for the three months ended March 31, 2015. These amounts included depreciation on a per unit basis of $0.99 per Mcf and $0.93 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well accretion.

UTICA GAS SEGMENT

The Utica segment had earnings before income tax of $3 million for the three months ended March 31, 2016 compared to a loss before income tax of $4 million for the three months ended March 31, 2015.

	For the Three Months Ended March 31,
	2016	2015	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	17.7	6.2	11.5	185.5%
NGLs Sales Volumes (Bcfe)*	4.4	2.4	2.0	83.3%
Condensate Sales Volumes (Bcfe)*	0.8	0.9	(0.1)	(11.1)%
Total Utica Sales Volumes (Bcfe)*	22.9	9.5	13.4	141.1%

Average Sales Price - Gas (Mcf)	$1.37	$1.75	$(0.38)	(21.7)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.57	$—	$0.57	100.0%
Average Sales Price - NGLs (Mcfe)*	$1.86	$2.16	$(0.30)	(13.9)%
Average Sales Price - Condensate (Mcfe)*	$2.20	$2.58	$(0.38)	(14.7)%

Total Average Utica Sales Price (per Mcfe)	$1.93	$1.95	$(0.02)	(1.0)%
Average Utica Lease Operating Expenses (per Mcfe)	0.34	0.77	(0.43)	(55.8)%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.06	0.07	(0.01)	(14.3)%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.45	0.47	(0.02)	(4.3)%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	0.94	1.07	(0.13)	(12.1)%
Total Average Utica Costs (per Mcfe)	$1.79	$2.38	$(0.59)	(24.8)%
Average Margin for Utica (per Mcfe)	$0.14	$(0.43)	$0.57	132.6%

*NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Utica segment outside sales revenues were $34 million for the three months ended March 31, 2016 compared to $19 million for the three months ended March 31, 2015. The $15 million increase was primarily due to the 141.1% increase in total Utica volumes sold, partially offset by the 21.7% decrease in average gas sales price. The 13.4 Bcfe increase in total Utica sales volumes was due to additional wells coming on-line, primarily in dry Utica areas, in the current period.

The decrease in Utica total average sales price was primarily the result of a $0.38 per Mcf decrease in average market prices, offset, in part, by a $0.57 per Mcf increase resulting from various transactions from our hedging program. These financial hedges represented approximately 7.2 Bcf of our produced Utica sales volumes for the three months ended March 31, 2016 at an average gain of $1.39 per Mcf. None of our produced Utica sales volumes were hedged for the three months ended March 31, 2015.

Total costs for the Utica segment were $41 million for the three months ended March 31, 2016 compared to $23 million for the three months ended March 31, 2015. The increase in total dollars and decrease in unit costs for the Utica segment are due to the following items:

•Utica lease operating expenses were $8 million for the three months ended March 31, 2016 compared to $7 million for the three months ended March 31, 2015. The increase in total dollars was primarily due to the increase in production which resulted in increased repair and maintenance costs, as well as increased saltwater disposal costs. The decrease in unit costs was primarily due to the 141.1% increase in total Utica sales volumes.

•Utica production, ad valorem, and other fees were $1 million for the three months ended March 31, 2016 and 2015. The decrease in unit costs was primarily due to the 141.1% increase in total Utica sales volumes and the 21.7% decrease in average sales price.

•Utica transportation, gathering and compression costs were $10 million for the three months ended March 31, 2016 compared to $5 million for the three months ended March 31, 2015. The $5 million increase in total dollars was primarily related to an increase in processing fees associated with NGLs, as well as, increased gathering and processing fees associated with the overall increase in Utica sales volumes. The decrease in unit costs was due to the increase in Utica sales volumes, predominantly dry Utica, which was offset, in part, by the increase in total dollars.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $22 million for the three months ended March 31, 2016 compared to $10 million for the three months ended March 31, 2015. These amounts included depreciation on a per unit basis of $0.93 per Mcf and $1.05 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well accretion.

COALBED METHANE (CBM) GAS SEGMENT
The CBM segment contributed $13 million to the total Company earnings before income tax for the three months ended March 31, 2016 compared to $19 million of earnings before income tax for the three months ended March 31, 2015.

	For the Three Months Ended March 31,
	2016	2015	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	17.6	18.9	(1.3)	(6.9)%

Average Sales Price - Gas (Mcf)	$2.41	$3.28	$(0.87)	(26.5)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$1.09	$0.72	$0.37	51.4%

Total Average CBM Sales Price (per Mcf)	$3.50	$4.00	$(0.50)	(12.5)%
Average CBM Lease Operating Expenses (per Mcf)	0.39	0.55	(0.16)	(29.1)%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.09	0.11	(0.02)	(18.2)%
Average CBM Transportation, Gathering and Compression Costs (per Mcfe)	1.05	1.23	(0.18)	(14.6)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.25	1.13	0.12	10.6%
Total Average CBM Costs (per Mcf)	$2.78	$3.02	$(0.24)	(7.9)%
Average Margin for CBM (per Mcf)	$0.72	$0.98	$(0.26)	(26.5)%

CBM outside sales revenues were $42 million in the three months ended March 31, 2016 compared to $62 million for the three months ended March 31, 2015. The $20 million decrease was primarily due to a 26.5% decrease in the average gas sales price per Mcf, as well as a 6.9% decrease in total CBM volumes sold. The decrease in CBM volumes sold was primarily due to normal well declines without a corresponding offset of additional wells drilled.

The CBM total average sales price decreased $0.50 per Mcf due to a $0.87 per Mcf decrease in gas market prices. The decrease was offset, in part, by a $0.37 per Mcf increase due to various transactions from our hedging program. Financial hedges represented approximately 12.8 Bcf of our produced CBM sales volumes for the three months ended March 31, 2016 at an average gain of $1.49 per Mcf. For the three months ended March 31, 2015, these financial hedges represented approximately 13.2 Bcf at an average gain of $1.04 per Mcf.

Total costs for the CBM segment were $48 million for the three months ended March 31, 2016 compared to $57 million for the three months ended March 31, 2015. The decrease in total dollars and decrease in unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $7 million for the three months ended March 31, 2016 compared to $10 million for the three months ended March 31, 2015. The decrease in total dollars was primarily related to a decrease in contractual services related to well tending and a decrease in repairs and maintenance expense. The decrease in unit costs was primarily due to the decrease in total dollars, partially offset by the decrease in CBM sales volumes.

•CBM production, ad valorem, and other fees were $2 million for the three months ended March 31, 2016 and 2015. Unit costs were positively impacted by the decrease in average sales price which was offset, in part, by the decrease in CBM sales volumes.

•CBM transportation, gathering and compression costs were $19 million for the three months ended March 31, 2016 compared to $23 million for the three months ended March 31, 2015. The decrease of $4 million was primarily related to a decrease in repairs and maintenance, a decrease in power, and a decrease in utilized firm transportation expense resulting from the decrease in CBM sales volumes. Unit costs were also positively impacted by the decrease in total dollars which was offset, in part, by the decrease in CBM sales volumes.

•Depreciation, depletion and amortization attributable to the CBM segment were $20 million for the three months ended March 31, 2016 compared to $22 million for the three months ended March 31, 2015. These amounts included depreciation on a per unit basis of $0.82 per Mcf and $0.73 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well accretion.

OTHER GAS SEGMENT

The Other Gas segment had a loss before income tax of $59 million for the three months ended March 31, 2016 compared to earnings before income tax of $14 million for the three months ended March 31, 2015.

	For the Three Months Ended March 31,
	2016	2015	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	5.7	6.3	(0.6)	(9.5)%
Oil Sales Volumes (Bcfe)*	0.1	0.1	—	—%
Total Other Sales Volumes (Bcfe)*	5.8	6.4	(0.6)	(9.4)%

Average Sales Price - Gas (Mcf)	$1.47	$2.74	$(1.27)	(46.4)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$1.15	$0.59	$0.56	94.9%
Average Sales Price - Oil (Mcfe)*	$5.27	$8.04	$(2.77)	(34.5)%

Total Average Other Sales Price (per Mcfe)	$2.66	$3.41	$(0.75)	(22.0)%
Average Other Lease Operating Expenses (per Mcfe)	0.58	1.20	(0.62)	(51.7)%
Average Other Production, Ad Valorem, and Other Fees (per Mcfe)	0.11	0.23	(0.12)	(52.2)%
Average Other Transportation, Gathering and Compression Costs (per Mcfe)	0.96	1.20	(0.24)	(20.0)%
Average Other Depreciation, Depletion and Amortization Costs (per Mcfe)	1.76	3.10	(1.34)	(43.2)%
Total Average Other Costs (per Mcfe)	$3.41	$5.73	$(2.32)	(40.5)%
Average Margin for Other (per Mcfe)	$(0.75)	$(2.32)	$1.57	67.7%
*Oil is converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil and natural gas prices.

The Other Gas segment includes activity not assigned to the Marcellus, Utica, or CBM segments. This segment also includes purchased gas activity, unrealized gain or loss on commodity derivative instruments, exploration and production related other costs, other corporate expenses and miscellaneous operational activity not assigned to a specific E&P segment.

Other Gas sales volumes are primarily related to shallow oil and gas production, as well as the Chattanooga shale in Tennessee. Outside sales revenue from the Other Gas segment was approximately $10 million for the three months ended March 31, 2016 compared to $18 million for the three months ended March 31, 2015. The decrease in outside sales revenue primarily relates to the $0.75 per Mcfe decrease in total average sales price. Total costs related to these other sales were $20 million for the three months ended March 31, 2016 compared to $37 million for the three months ended March 31, 2015. The decrease was primarily due to a decrease in depreciation, depletion and amortization related to the adjustment to our shallow oil and gas rates after the impairment in the carrying value that was recognized in the second quarter of 2015.

There was an unrealized loss on commodity derivative instruments of $29 million related to the Other Gas segment for the three months ended March 31, 2016 compared to an unrealized gain of $60 million for the three months ended March 31, 2015. The unrealized loss/gain represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis. The unrealized loss/gain on commodity derivative instruments is a result of the December 31, 2014 de-designation of all derivative positions as cash flow hedges. Changes in fair value were recorded in Accumulated Other Comprehensive Income prior to de-designation.

Purchased gas sales volumes represent volumes of gas sold at market prices that were purchased from third parties. Purchased gas sales revenues were $9 million for the three months ended March 31, 2016 compared to $4 million for the three months ended March 31, 2015. The period-to-period increase in purchased gas sales revenue was primarily due to the increase in purchased gas sales volumes, offset, in part, by the decrease in average sales price.

	For the Three Months Ended March 31,
	2016	2015	Variance	Percent Change
Purchased Gas Sales Volumes (in billion cubic feet)	4.7	0.7	4.0	571.4%
Average Sales Price Per thousand cubic feet	$1.83	$4.81	$(2.98)	(62.0)%

Miscellaneous other income was $29 million for the three months ended March 31, 2016 compared to $14 million for the three months ended March 31, 2015. The $15 million increase was primarily due to the following items:

	For the Three Months Ended March 31,
(in millions)	2016	2015	Variance	Percent Change
Right of Way Sales	$12	$—	$12	100.0%
Equity in Earnings of Affiliates - CONE	14	8	6	75.0%
Gathering Revenue	3	5	(2)	(40.0)%
Other	—	1	(1)	(100.0)%
Total Miscellaneous Other Income	$29	$14	$15	107.1%

•	Right of Way Sales totaled $12 million in the three months ended March 31, 2016. No material sales occurred in the prior period.

•
Equity in Earnings of Affiliates - CONE increased $6 million due to an increase in earnings from CONE Midstream Partners, LP. and CONE Gathering, LLC. See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•	Gathering revenue decreased by $2 million in the period-to-period comparison, primarily due to a decrease in revenue related to certain gathering arrangements.

•	Other decreased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

Gain (loss) on sale of assets was a loss of $7 million for the three months ended March 31, 2016 compared to a gain of $1 million for the three months ended March 31, 2015. The $8 million decrease was primarily due to a $13 million loss on the sale of a gathering pipeline in the current period, offset, in part, by various transactions that occurred throughout both periods, none of which were individually material.

Selling, general and administrative costs are allocated to the total E&P segment based on percentage of total revenue and percentage of total projected capital expenditures. Costs were $18 million for the three months ended March 31, 2016 compared to $22 million for the three months ended March 31, 2015. Refer to the discussion of total company selling, general and administrative costs contained in the section "Net (Loss) Income attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Purchased gas volumes represent volumes of gas purchased from third parties that CONSOL Energy sells. The lower average cost per thousand cubic feet is due to overall price changes and contractual differences among customers in the period-to-period comparison. Purchased gas costs were $8 million for the three months ended March 31, 2016 and $3 million for the three months ended March 31, 2015.

	For the Three Months Ended March 31,
	2016	2015	Variance	Percent Change
Purchased Gas Volumes (in billion cubic feet)	4.7	0.7	4.0	571.4%
Average Cost Per thousand cubic feet sold	$1.67	$3.96	$(2.29)	(57.8)%
Other corporate expenses were $28 million for the three months ended March 31, 2016 compared to $19 million for the three months ended March 31, 2015. The $9 million increase in the period-to-period comparison was made up of the following items:

	For the Three Months Ended March 31,
(in millions)	2016	2015	Variance	Percent Change
Idle Rig Fees	$9	$—	$9	100.0%
Litigation Settlements	2	—	2	100.0%
Short-Term Incentive Compensation	2	1	1	100.0%
Stock-Based Compensation	3	4	(1)	(25.0)%
Unutilized Firm Transportation and Processing Fees	8	10	(2)	(20.0)%
Other	4	4	—	—%
Total Other Corporate Expenses	$28	$19	$9	47.4%

•
Idle rig fees are fees related to the temporary idling of some of the Company's natural gas rigs during the three months ended March 31, 2016. There were no idle rig fees for the three months ended March 31, 2015.

•	Litigation settlements expense increased $2 million in the period-to-period comparison due to various settlements in the three months ended March 31, 2016, none of which were individually material.

•	Short-term incentive compensation expense increased $1 million in the period-to-period comparison due to increased payouts in the current period.

•	Stock-based compensation decreased $1 million in the period-to-period comparison primarily due to less accelerated expense for retiree eligible employees under our current plan.

•
Unutilized firm transportation costs represent pipeline transportation capacity that the E&P division has obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for natural gas liquids. Unutilized firm transportation decreased $2 million in the period-to-period comparison due to an increase in the utilization of the capacity.

Interest expense related to the E&P division was $1 million for the three months ended March 31, 2016 compared to $3 million for the three months ended March 31, 2015. Interest expense was incurred by the Other gas segment on interest allocated to the E&P segment under CONSOL Energy's credit facility.

TOTAL COAL DIVISION ANALYSIS for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:
The coal division had a loss before income taxes of $3 million for the three months ended March 31, 2016, compared to earnings before income taxes of $85 million for the three months ended March 31, 2015. Variances by the individual coal segments are discussed below.

	For the Three Months Ended			Difference to Three Months Ended
	March 31, 2016			March 31, 2015
(in millions)	Pennsylvania Operations	Other Coal	Total Coal	Pennsylvania Operations	Other Coal	Total Coal
Sales:
Produced Coal	$226	$26	$252	$(158)	$(4)	$(162)
Purchased Coal	—	—	—	—	(2)	(2)
Total Outside Sales	226	26	252	(158)	(6)	(164)
Other Outside Sales	—	8	8	—	(5)	(5)
Freight Revenue	13	—	13	11	(4)	7
Miscellaneous Other Income	—	17	17	(2)	(3)	(5)
Gain on Sale of Assets	—	—	—	—	(1)	(1)
Total Revenue and Other Income	239	51	290	(149)	(19)	(168)
Operating Costs and Expenses:
Operating Costs	139	24	163	(97)	(1)	(98)
Depreciation, Depletion and Amortization	35	1	36	(8)	(1)	(9)
Total Operating Costs and Expenses	174	25	199	(105)	(2)	(107)
Other Costs and Expenses:
Other Costs	15	37	52	19	2	21
Depreciation, Depletion and Amortization	6	12	18	4	(3)	1
Total Other Costs and Expenses	21	49	70	23	(1)	22
Freight Expense	13	—	13	11	(4)	7
Selling, General and Administrative Expense	4	2	6	(2)	1	(1)
Other Corporate Expense	2	1	3	(3)	—	(3)
Total Coal Costs	214	77	291	(76)	(6)	(82)
Interest Expense	2	—	2	2	—	2
Total Coal Division Expense	216	77	293	(74)	(6)	(80)
Earnings (Loss) Before Income Taxes	$23	$(26)	$(3)	$(75)	$(13)	$(88)

PENNSYLVANIA (PA) OPERATIONS COAL SEGMENT
The PA Operations coal segment's principal activities consist of mining, preparation and marketing of thermal coal to power generators. The segment also includes general and administrative activities as well as various other activities assigned to the PA Operations coal segment but not allocated to each individual mine and, therefore, are not included in unit cost presentation. For the three months ended March 31, 2016 and 2015, the segment included the following mines: Bailey Mine, Enlow Fork Mine, and Harvey Mine, and the corresponding preparation plant facilities.

The PA Operations coal segment contributed $23 million of earnings before income tax for the three months ended March 31, 2016, compared to $98 million of earnings before income tax for the three months ended March 31, 2015. The PA Operations coal revenue and cost components on a per unit basis for these periods are as follows:

	For the Three Months Ended March 31,
	2016	2015	Variance	Percent Change
Company Produced PA Operations Tons Sold (in millions)	5.3	6.5	(1.2)	(18.5)%
Average Sales Price Per PA Operations Ton Sold	$42.99	$58.82	$(15.83)	(26.9)%

Total Operating Costs Per Ton Sold	$26.71	$35.96	$(9.25)	(25.7)%
Total Depreciation, Depletion and Amortization Costs Per Ton Sold	6.45	6.66	(0.21)	(3.2)%
Total Costs Per PA Operations Ton Sold	$33.16	$42.62	$(9.46)	(22.2)%
Average Margin Per PA Operations Ton Sold	$9.83	$16.20	$(6.37)	(39.3)%

Coal Sales
PA Operations produced coal outside sales revenues were $226 million for the three months ended March 31, 2016, compared to $384 million for the three months ended March 31, 2015. The $158 million decrease was attributable to a 1.2 million decrease in tons sold and a $15.83 per ton lower average sales price. The lower sales volumes and average coal sales price per ton sold in the 2016 period were primarily the result of certain customer deliveries being replaced with lower priced export sales and the overall decline in both the domestic and global thermal coal markets.
Freight Revenue
Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is completely offset in freight expense. Freight revenue was $13 million for the three months ended March 31, 2016, compared to $2 million in the three months ended March 31, 2015. The $11 million increase in freight revenue was due to increased shipments where CONSOL Energy contractually provides transportation services.

Miscellaneous Other Income
Miscellaneous other income decreased $2 million in the period-to-period comparison due to various transactions that occurred throughout the prior period, none of which were individually material.
Cost of Coal Sold
Cost of coal sold is comprised of operating and other production costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The cost of coal sold per ton includes items such as direct operating costs, royalty and production taxes, direct and allocated labor expenses and depreciation, depletion, and amortization costs. Total cost of coal sold for PA Operations was $174 million for the three months ended March 31, 2016, or $105 million lower than the $279 million for the three months ended March 31, 2015. Total costs per PA Operations ton sold were $33.16 per ton for the three months ended March 31, 2016, compared to $42.62 per ton for the three months ended March 31, 2015. The decrease in the cost of coal sold was driven by the idling of one longwall at the PA Operations complex, reduction of staffing levels and management's continued cost cutting measures. All of the above steps resulted in more consistent operating schedules, reduced labor costs and improved productivity.

Other Costs and Expenses
Other costs include various costs and expenses that are assigned to the PA Operations coal segment but not allocated to each individual mine, and therefore, are not included in unit costs. Other costs increased $19 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was due to the following:

	For the Three Months Ended March 31,
(in millions)	2016	2015	Variance
Closed and Idle Mines	$10	$—	$10
OPEB Plan Changes	—	(5)	5
Coal Reserve Holding Costs	1	1	—
Other	4	—	4
Other Costs and Expenses	$15	$(4)	$19

•	Closed and Idle Mines increased $10 million primarily due to the idling of one longwall at the PA Operations complex in the 2016 period.

•
Income of $5 million related to OPEB plan changes was the result of modifications made to the OPEB plan in September 2014 for active employees. Refer to the discussion of total Company long-term liabilities contained in the section "Net (Loss) Income Attributable to CONSOL Energy Shareholders" of this quarterly report for more information.

•	Other increased $4 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization increased $4 million, primarily as a result of additional assets placed in service in the period-to-period comparison.
Freight Expense

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred. Freight expense is offset by freight revenue. Freight expense was $13 million for the three months ended March 31, 2016, compared to $2 million for the three months ended March 31, 2015. The increase in the period-to-period comparison was due to increased shipments under contracts where CONSOL Energy contractually provides transportation services.
Selling, General and Administrative Expense
Selling, general and administrative costs are allocated to each coal segment based upon the level of operating activity of the segment's underlying business units. Upon execution of the CNXC IPO, CNXC entered into a service agreement with CONSOL Energy to provide certain selling, general and administrative services. These services are paid monthly based on an agreed upon fixed fee that is reset annually. See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. The amount of selling, general and administrative costs related to PA Operations was $4 million for the three months ended March 31, 2016, compared to $6 million for the three months ended March 31, 2015. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net (Loss) Income Attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Other Corporate Expense

Other corporate expense is comprised of expenses for stock based compensation and the short-term incentive compensation program. These expenses include costs that are directly related to each coal segment along with a portion of costs that are allocated to each segment based on a percentage of total labor costs. For the three months ended March 31, 2016, other corporate expenses were $2 million, compared to $5 million for the three months ended March 31, 2015. The $3 million decrease was due to lower short-term incentive compensation payouts.

Interest Expense

Interest expense, net of amounts capitalized, of $2 million for the three months ended March 31, 2016 is primarily comprised of interest on the CNXC revolving credit facility. Upon execution of the CNXC IPO on July 7, 2015, CNXC drew down an initial $200,000 on the credit facility; $200,000 is currently drawn upon at March 31, 2016. No such expense was incurred during the three months ended March 31, 2015.

OTHER COAL SEGMENT

The Other coal segment primarily includes coal terminal operations, idle mine activities and purchased coal activities, as well as various other activities not assigned to PA Operations. The Other coal segment also includes activities related to mining, preparation and marketing of thermal coal to power generators geographically separated from PA Operations. For the three months ended March 31, 2016 and 2015, the segment included the Miller Creek Complex.
The Other coal segment had a loss before income tax of $26 million for the three months ended March 31, 2016, compared to a loss before income tax of $13 million for the three months ended March 31, 2015. The Other coal revenue and cost components on a per unit basis for these periods are as follows:

	For the Three Months Ended March 31,
	2016	2015	Variance	Percent Change
Company Produced Other Operations Tons Sold (in millions)	0.4	0.5	(0.1)	(20.0)%
Average Sales Price Per Other Operations Ton Sold	$54.81	$61.54	$(6.73)	(10.9)%

Total Operating Costs Per Ton Sold	$48.55	$50.73	$(2.18)	(4.3)%
Total Depreciation, Depletion and Amortization Costs Per Ton Sold	3.03	3.32	(0.29)	(8.7)%
Total Costs Per Other Operations Ton Sold	$51.58	$54.05	$(2.47)	(4.6)%
Average Margin Per Other Operations Ton Sold	$3.23	$7.49	$(4.26)	56.9%

Coal Sales
Other produced coal outside sales revenues were $26 million for the three months ended March 31, 2016, compared to $30 million for the three months ended March 31, 2015. The $4 million decrease was attributable to a $6.73 lower average sales price, primarily a result of the overall decline in the domestic thermal coal market.

Purchased coal sales consisted of revenues from coal purchased from third-parties and sold directly to CONSOL Energy's customers. There were no purchased coal sales during the three months ended March 31, 2016. Purchased coal sales revenue totaled $2 million for the three months ended March 31, 2015. The decrease was due to lower volumes of coal that needed to be purchased to fulfill various contracts.

Other Outside Sales Revenue
Other outside sales revenue consists of revenues from the Company's coal terminal operations. Coal terminal operations sales revenues were $8 million for the three months ended March 31, 2016, compared to $13 million for the three months ended March 31, 2015. The $5 million decrease in the period-to-period comparison was primarily due to a decrease in throughput volumes and rates in the current quarter.

Freight Revenue
There was no freight revenue during the three months ended March 31, 2016, compared to $4 million for the three months ended March 31, 2015. The decrease was due to decreased shipments where CONSOL Energy contractually provides transportation services.

Miscellaneous Other Income
Miscellaneous other income was $17 million for the three months ended March 31, 2016, compared to $20 million for the three months ended March 31, 2015. The change is due to the following items:

	For the Three Months Ended March 31,
(in millions)	2016	2015	Variance
Royalty Income	$2	$5	$(3)
Equity in Earnings of Affiliates	1	3	(2)
Right of Way Sales	4	2	2
Rental Income	9	9	—
Other Income	1	1	—
Total Other Income	$17	$20	$(3)

•	Royalty Income decreased $3 million primarily due to the overall decrease in domestic coal pricing.

•	Equity in Earnings of Affiliates decreased $2 million due to the sale of the Company's 49% interest in Western Allegheny Energy in September 2015.

•	Right of Way Sales increased $2 million due to additional revenue earned from the sale of several right of ways during the three months ended March 31, 2016.

Gain on Sale of Assets
Gain on sale of assets decreased $1 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.
Cost of Coal Sold
Total cost of coal sold attributable to the Other coal segment was $25 million for the three months ended March 31, 2016, or $2 million lower than the $27 million for the three months ended March 31, 2015. Total costs per ton sold for Other Operations were $51.58 per ton for the three months ended March 31, 2016, compared to $54.05 per ton for the three months ended March 31, 2015. The decrease in cost of coal sold was primarily the result of lower wages and wage-related expenses and lower maintenance and supply costs.

Other Costs and Expenses

Other costs and expenses related to the Other coal segment were $37 million for the three months ended March 31, 2016, compared to $35 million for the three months ended March 31, 2015. The increase of $2 million was due to the following items:

	For the Three Months Ended March 31,
	2016	2015	Variance
Closed and Idle Mines	$9	$7	$2
Purchased Coal Costs	—	1	(1)
UMWA OPEB Expense	11	12	(1)
Coal Terminal Operations	4	6	(2)
Lease Rental Expense	7	7	—
Coal Reserve Holding Costs	2	2	—
Other	4	—	4
Total Other Costs	$37	$35	$2

•	Closed and Idle Mine Costs increased $2 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

•	Purchased Coal Costs decreased $1 million due to lower volumes of coal that needed to be purchased to fulfill various contracts.

•	UMWA OPEB Expense decreased $1 million primarily due to a decrease in interest costs.

•	Coal Terminal Operations costs decreased $2 million due to decreased thru-put volumes in the current quarter.

•	Other Costs increased $4 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization decreased $3 million primarily as a result of placing fewer assets in service in the period-to-period comparison.

Selling, General and Administrative Expense
Selling, general and administrative costs allocated to the Other coal segment were $2 million for the three months ended March 31, 2016, compared to $1 million for the three months ended March 31, 2015. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net (Loss) Income Attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Freight Expense

There was no freight expense during the three months ended March 31, 2016, compared to $4 million for the three months ended March 31, 2015. The decrease was due to decreased shipments where CONSOL Energy contractually provides transportation services.

OTHER DIVISION ANALYSIS for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

The Other division includes expenses from various other corporate activities that are not allocated to the E&P or Coal divisions. The Other division had a loss before income tax of $50 million for the three months ended March 31, 2016 compared to a loss before income tax of $129 million for the three months ended March 31, 2015. The Other division also includes a total Company income tax benefit related to continuing operations of $27 million for the three months ended March 31, 2016 compared to income tax expense of $196 million for the three months ended March 31, 2015.

	For the Three Months Ended March 31,
(in millions)	2016	2015	Variance	Percent Change
Miscellaneous Other Income	$—	$1	$(1)	(100.0)%
Total Revenue	$—	$1	$(1)	(100.0)%
Miscellaneous Operating Expense	3	10	(7)	(70.0)%
Loss on Debt Extinguishment	—	68	(68)	(100.0)%
Interest Expense	47	52	(5)	(9.6)%
Total Other Costs	50	130	(80)	(61.5)%
Loss Before Income Tax	(50)	(129)	79	(61.2)%
Income Tax	(27)	196	(223)	(113.8)%
Net Loss	$(23)	$(325)	$302	(92.9)%

Miscellaneous Operating Expense

Miscellaneous operating expense related to the Other division were $3 million for the three months ended March 31, 2016 compared to $10 million for the three months ended March 31, 2015. Other costs decreased due to the following items:

	For the Three Months Ended March 31,
(in millions)	2016	2015	Variance
Pension Expense	$(4)	$5	$(9)
Bank Fees	4	4	—
Severance Payments	1	—	1
Other	2	1	1
Miscellaneous Operating Expense	$3	$10	$(7)

•
Actuarially-calculated amortization decreased $9 million in the period-to-period comparison due to modifications made to the pension plan in September 2014 and May 2015. See Note 16 - Pension and Other Postretirement Benefits Plans in the Notes to the Audited Financial Statements in our December 31, 2015 Form 10-K for additional information.

•	Severance payments were $1 million for the three months ended March 31, 2016 due to the Company reorganization in the current quarter. No such transactions occurred in the prior period.

•	Other increased $1 million in the period-to-period comparison due to various items that occurred throughout both periods, none of which were individually material.

Loss on Debt Extinguishment

Loss on Debt Extinguishment of $68 million was recognized in the three months ended March 31, 2015 related to the early extinguishment of debt due to the partial purchase of the 8.25% senior notes that were due in 2020 at an average price equal to 104.6% of the principal amount and the partial purchase of the 6.375% senior notes that were due in 2021 at an average price equal to 105.0% of the principal amount. No such transaction occurred in the current period.

Interest Expense

Interest expense of $47 million was recognized in the three months ended March 31, 2016 compared to $52 million in the three months ended March 31, 2015. The decrease of $5 million in the period-to-period comparison was due to the partial payoff of the 2020 and 2021 bonds in March and April 2015. Also, contributing to the decrease in interest expense was lower rates on the 2023 bonds issued in March 2015. This decrease is offset, in part, by an increase in interest expense on borrowings from the revolver.

Income Taxes:

The effective income tax rate was 34.8% for the three months ended March 31, 2016 compared to 640.0% for the three months ended March 31, 2015. The effective rates for the three months ended March 31, 2016 and 2014 were calculated using the annual effective rate projections on recurring earnings and include tax liabilities related to certain discrete transactions. See Note 7 - Income Taxes of the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional information.

	For the Three Months Ended March 31,
(in millions)	2016	2015	Variance	Percent Change
Total Company (Loss) Earnings Before Income Tax	$(77)	$31	$(108)	(348.4)%
Income Tax (Benefit) Expense	$(27)	$196	$(223)	(113.8)%
Effective Income Tax Rate	34.8%	640.0%	(605.2)%

Liquidity and Capital Resources
CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. On June 18, 2014, CONSOL Energy entered into a Credit Agreement for a $2.0 billion senior secured revolving credit facility. In April 2016, the Company's lending group reaffirmed the $2.0 billion borrowing base of the facility. This Agreement expires on June 18, 2019. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries. CONSOL Energy's credit facility allows for up to $2.0 billion of borrowings, which includes $750 million letters of credit aggregate sub-limit. CONSOL Energy can request an additional $500 million increase in the aggregate borrowing limit amount. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Availability under the facility is limited to a borrowing base, which is determined by the lenders syndication agent and approved by the required number of lenders in good faith by calculating a value of CONSOL Energy's proved gas reserves. The facility includes a minimum interest coverage ratio covenant of no less than 2.50 to 1.00, measured quarterly. The interest coverage ratio is calculated as the ratio of Adjusted EBITDA to cash interest expense of CONSOL Energy and certain of its subsidiaries excluding CNXC. The interest coverage ratio was 4.78 to 1.00 at March 31, 2016. Adjusted EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, losses on debt extinguishment and includes cash distributions received from affiliates, plus pro-rata earnings from material acquisitions. The facility also includes a minimum current ratio covenant of no less than 1.00 to 1.00, measured quarterly. The minimum current ratio is calculated as the ratio of current assets, plus revolver availability, to current liabilities excluding borrowings under the revolver. This calculation also excludes all of CNXC's current assets, current liabilities, and revolver availability. The current ratio was 2.85 to 1.00 at March 31, 2016. Affirmative and negative covenants in the facility limit the Company's ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends, merge with another corporation and amend, modify or restate the senior unsecured notes. The credit facility allows unlimited investments in joint ventures for the development and operation of natural gas gathering systems. The facility permits CONSOL Energy to separate its natural gas and coal businesses if the leverage ratio (which, is essentially, the ratio of debt to EBITDA) of the natural gas business immediately after the separation would not be greater than 2.75 to 1.00. At March 31, 2016, the facility had $852 million of borrowings outstanding and $286 million of letters of credit outstanding, leaving $862 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
In April 2016, the facility was amended to require that the Company mandatorily prepay outstanding loans under the revolving credit facility to the extent that cash on hand exceeds $150 million for two consecutive business days, mortgage 85% of its proved reserves and 80% of its proved developed producing reserves, in each case, which are included in the borrowing base, maintain applicable deposit, securities and commodities accounts with the lenders or affiliates thereof and enter into control agreements with respect to such applicable accounts.
CONSOL Energy terminated its accounts receivable securitization facility effective July 7, 2015. The outstanding borrowings at June 30, 2015 were repaid, and the outstanding letters of credit at June 30, 2015 were transferred against the revolving credit facility.

Uncertainty in the financial markets brings additional potential risks to CONSOL Energy. The risks include declines in the Company's stock price, less availability and higher costs of additional credit, potential counterparty defaults, and commercial bank failures. Financial market disruptions may impact the Company's collection of trade receivables. As a result, CONSOL Energy regularly monitors the creditworthiness of its customers and counterparties. CONSOL Energy believes that its current group of customers is financially sound and represent no abnormal business risk.

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
In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various natural gas and NGL swap and option transactions, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net asset of $222 million at March 31, 2016. No issues related to the Company's hedge agreements have been encountered to date.

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

Cash Flows (in millions)

	For the Three Months Ended March 31,
	2016	2015	Change
Cash Flows from Operating Activities	$128	$228	$(100)
Cash Provided by (Used in) Investing Activities	$321	$(320)	$641
Cash Used in Financing Activities	$(95)	$(80)	$(15)

Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:

•	Net loss from continuing operations decreased $115 million in the period-to-period comparison.

•
Adjustments to reconcile net income to cash flow provided by operating activities decreased $100 million primarily due to changes in discontinued operations (See Note 2 - Discontinued Operations in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for more information), offset, in part, by a decrease of $227 million related to changes in deferred taxes.

•	Other changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both periods also contributed to the decrease in operating cash flows.

Net cash provided by investing activities changed in the period-to-period comparison primarily due to the following items:

•	Capital expenditures decreased $209 million in the period-to-period comparison due to:

◦
Gas segment capital expenditures decreased $187 million. This is due to decreased expenditures in the Marcellus and Utica plays, as well as, other various transactions that occurred throughout both periods.

◦
Coal segment capital expenditures decreased $20 million. This was comprised of a $9 million decrease in capital expenditures at Harvey Mine and a $7 million decrease at the Bailey preparation plant. The remaining $4 million decrease is due to various other projects that occurred throughout both periods.

◦	Other capital expenditures decreased $2 million due to various transactions that occurred throughout both periods, none of which were individually material.

•	Proceeds from the sale of assets increased $6 million due to various items that occurred throughout both periods, none of which were individually material.

•
Cash provided by equity affiliates increased $22 million primarily due to a $24 million net change in investment in CONE Midstream Partners, LP and CONE Gathering LLC (See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information), primarily due to a decrease in contributions in the current period. The remaining $2 million decrease was due to various transactions that occurred throughout both periods, none of which were individually material.

•
Discontinued Operations increased $403 million primarily as a result of the sale of the Buchanan Mine, along with certain other metallurgical coal reserves (See Note 2 - Discontinued Operations of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

Net cash used in financing activities changed in the period-to-period comparison primarily due to the following items:

•
In the three months ended March 31, 2016, CONSOL Energy made payments on the senior secured credit facility of$101 million compared to proceeds from the senior secured credit facility of $761 million in the three months ended March 31, 2015.

•
In the three months ended March 31, 2015, CONSOL Energy made net payments of $768 million related to the partial extinguishment of the 2020 and 2021 bonds offset, in part, by the issuance of the 2023 bonds. No such transactions occurred in the 2016 period. See Note 12 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional details.

•
In the three months ended March 31, 2015, CONSOL Energy repurchased $72 million of its common stock on the open market under the previously announced share repurchase program. No repurchases were made in the three months ended March 31, 2016.

•
In the three months ended March 31, 2015, CONSOL Energy received proceeds of $33 million under the accounts receivable securitization facility. CONSOL Energy terminated the accounts receivable securitization facility effective July 7, 2015.

•	The remaining changes are due to various transactions that occurred throughout both periods.

The following is a summary of our significant contractual obligations at March 31, 2016 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$60,325	$66,112	$30,243	$9,327	$166,007
Gas Firm Transportation and Processing	134,343	236,204	214,153	632,288	1,216,988
Long-Term Debt	2,621	3,106	295,958	2,453,673	2,755,358
Interest on Long-Term Debt	168,668	337,449	329,703	295,279	1,131,099
Capital (Finance) Lease Obligations	7,117	14,664	14,092	4,733	40,606
Interest on Capital (Finance) Lease Obligations	2,453	3,704	1,793	127	8,077
Operating Lease Obligations	95,685	137,761	45,503	76,345	355,294
Long-Term Liabilities—Employee Related (a)	67,512	131,980	130,370	563,181	893,043
Other Long-Term Liabilities (b)	301,699	188,868	99,603	334,202	924,372
Total Contractual Obligations (c)	$840,423	$1,119,848	$1,161,418	$4,369,155	$7,490,844
 _________________________

(a)
Long-term liabilities - employee related include other post-employment benefits, work-related injuries and illnesses. Estimated salaried retirement contributions required to meet minimum funding standards under ERISA are excluded from the pay-out table due to the uncertainty regarding amounts to be contributed. Additional contributions to the pension trust are not expected to be significant for the remainder of 2016.

(b)	Other long-term liabilities include mine reclamation and closure and other long-term liability costs.

(c)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt
At March 31, 2016, CONSOL Energy had total long-term debt and capital lease obligations of $2,796 million outstanding, including the current portion of long-term debt of $10 million. This long-term debt consisted of:

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

•
An aggregate principal amount of $1,850 million of 5.875% senior unsecured notes due in April 2022 plus $5 million of unamortized bond premium. Interest on the notes is payable April 15 and October 15 of each year. Payment of the principal and interest on the notes is guaranteed by most of CONSOL Energy's subsidiaries.

•
An aggregate principal amount of $500 million of 8.00% senior unsecured notes due in April 2023 less $6 million of unamortized bond discount. Interest on the notes is payable April 1 and October 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CONSOL Energy’s subsidiaries.

•
An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of principal and interest on the notes is guaranteed by CONSOL Energy.

•	Advance royalty commitments of $6 million with an average interest rate of 16.35% per annum.

•	An aggregate principal amount of $2 million on a note maturing through March 2018.

•	An aggregate principal amount of $41 million of capital leases with a weighted average interest rate of 6.46% per annum.

•	An aggregate principal amount of $200 million in outstanding borrowings under the revolver for CNXC. CONSOL Energy is not a guarantor of CNXC's revolving credit facility

At March 31, 2016, CONSOL Energy had an aggregate principal amount of $852 million in outstanding borrowings and approximately $286 million of letters of credit outstanding under the $2.0 billion senior secured revolving credit facility.

Total Equity and Dividends
CONSOL Energy had total equity of $4.7 billion at March 31, 2016 and $4.9 billion at December 31, 2015. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
February 1, 2016	$0.0100	February 16, 2016	March 3, 2016

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. Consistent with what the Company previously announced on February 29, 2016, CONSOL Energy suspended its quarterly dividend following the sale of the Buchanan Mine to Coronado IV LLC which took place on March 31, 2016. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's credit facility limits CONSOL Energy's ability to pay dividends in excess of an annual rate of $0.50 per share when the Company's leverage ratio exceeds 3.50 to 1.00 and subject to an aggregate amount up to the then cumulative credit calculation. The total leverage ratio was 4.12 to 1.00 and the cumulative credit was approximately $894 million at March 31, 2016. The calculation of this ratio excludes CNXC. The credit facility does not permit dividend payments in the event of default. The indentures to the 2022 and 2023 notes limit dividends to $0.50 per share annually unless several conditions are met. Conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the three months ended March 31, 2016.

Off-Balance Sheet Transactions

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q. CONSOL Energy participates in various multi-employer benefit plans such as the UMWA Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the balance sheet at March 31, 2016. The various multi-employer benefit plans are discussed in Note 18—Other Employee Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of the December 31, 2015 Form 10-K. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected on the consolidated balance sheet at March 31, 2016. Management believes these items will expire without being funded. See Note 13—Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Forward-Looking Statements

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” "will,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•
deterioration in economic conditions in any of the industries in which our customers operate may decrease demand for our products, impair our ability to collect customer receivables and impair our ability to access capital;

•
prices for natural gas, natural gas and other liquids and coal are volatile and can fluctuate widely based upon a number of factors beyond our control including oversupply relative to the demand available for our products, weather and the price and availability of alternative fuels. An extended decline in the prices we receive for our natural gas, natural gas liquids and coal affecting our operating results and cash flows;

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

•
our ability to find adequate water sources for our use in natural gas drilling, or our ability to dispose of water used or removed from strata in connection with our natural gas operations at a reasonable cost and within applicable environmental rules;

•	the effects of stringent federal and state employee health and safety regulations, including the ability of regulators to shut down our operations;

•	the potential for liabilities arising from environmental contamination or alleged environmental contamination in connection with our past or current natural gas and coal operations;

•	the effects of mine closing, reclamation, gas well closing and certain other liabilities;

•	uncertainties in estimating our economically recoverable natural gas, oil and coal reserves;

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

•
with respect to the sale of the Buchanan and Amonate mines and other coal assets to Coronado IV LLC - disruption to our business, including customer, employee and supplier relationships resulting from this transaction, and the impact of the transaction on our future operating results;

•	other factors discussed in the 2015 Form 10-K under “Risk Factors,” as updated by any subsequent Form 10-Qs, which are on file at the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in operations, CONSOL Energy is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding CONSOL Energy's exposure to the risks of changing commodity prices, interest rates and foreign exchange rates.

CONSOL Energy is exposed to market price risk in the normal course of selling natural gas and to a lesser extent in the sale of coal. CONSOL Energy uses fixed-price contracts, options and derivative commodity instruments to minimize exposure to market price volatility in the sale of natural gas and NGLs. CONSOL Energy sells coal under both short-term and long-term contracts with fixed price and/or indexed price contracts that reflect market value. Under our risk management policy, it is not our intent to engage in derivative activities for speculative purposes.

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

CONSOL Energy believes that the use of derivative instruments, along with our risk assessment procedures and internal controls, mitigates our exposure to material risks. However, the use of derivative instruments without other risk assessment procedures could materially affect CONSOL Energy's results of operations depending on market prices. Nevertheless, we believe that the use of these instruments will not have a material adverse effect on our financial position or liquidity.

For a summary of accounting policies related to derivative instruments, see Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of CONSOL Energy's 2015 Form 10-K.

At March 31, 2016, our open derivative instruments were in a net asset position with a fair value of $222 million. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at March 31, 2016. A hypothetical 10 percent increase in future natural gas prices would decrease future earnings related to derivatives by $156 million.
CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 2016, CONSOL Energy had $2,596 million aggregate principal amount of debt outstanding under fixed-rate instruments and $1,052 million of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were $852 million of borrowings at March 31, 2016, and CNXC's revolving credit facility, under which there were $200 million of borrowings at March 31, 2016. A hypothetical 100 basis-point increase in the average rate for CONSOL Energy's and CNXC's revolving credit facilities would decrease pre-tax future earnings related to interest expense by $11 million.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

Hedging Volumes

As of April 14, 2016, our hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2016 Fixed Price Volumes
Hedged Bcf	N/A	67.3	70.3	62.9	200.5
Weighted Average Hedge Price per Mcf	N/A	$2.92	$2.88	$3.18	$2.99
2017 Fixed Price Volumes
Hedged Bcf	52.0	52.6	53.1	53.1	210.8
Weighted Average Hedge Price per Mcf	$2.75	$2.81	$2.81	$2.81	$2.80
2018 Fixed Price Volumes
Hedged Bcf	27.9	28.2	28.5	28.5	113.1
Weighted Average Hedge Price per Mcf	$2.82	$2.87	$2.87	$2.87	$2.86
2019 Fixed Price Volumes
Hedged Bcf	13.5	13.7	13.8	13.8	54.8
Weighted Average Hedge Price per Mcf	$2.96	$2.96	$2.96	$2.96	$2.96
2020 Fixed Price Volumes
Hedged Bcf	2.6	2.6	2.6	2.6	10.4
Weighted Average Hedge Price per Mcf	$3.13	$3.13	$3.13	$3.13	$3.13

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2016 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
The first through the ninth paragraphs of Note 13—Commitments and Contingent Liabilites in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 4.     MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95 to this quarterly report.

ITEM 6.	EXHIBITS

2.1
Membership Interest and Asset Purchase Agreement dated February 26, 2016 among CONSOL Energy Inc., CONSOL Mining Holding Company LLC, CONSOL Buchanan Mining Company LLC, CONSOL Amonate Mining Company LLC CONSOL Mining Company LLC, CNX Land LLC, CNX Marine Terminals Inc., CNX RCPC LLC, CONSOL Pennsylvania Coal Company LLC and CONSOL Amonate Facility LLC and Coronado IV LLC which is incorporated by reference to Exhibit 2.1 to Form 8-K (file no. 001-14901) filed on February 29, 2016. Schedules and Exhibits to the Membership Interest and Asset Purchase Agreement identified in the Table of Contents to the Membership Interest and Asset Purchase Agreement are not being filed but will be furnished supplementally to the Securities and Exchange Commission upon request.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety and Health Administration Safety Data.

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2016 furnished in XBRL).
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 28, 2016

CONSOL ENERGY INC.

By:	/s/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Chief Executive Officer and President and Director (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ DAVID M. KHANI
David M. Khani
Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial Officer)

By:	/S/ C. KRISTOPHER HAGEDORN
C. Kristopher Hagedorn
Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)