Form 10-Q
period 2016-06-30
CONSOL Energy Inc
filed 2016-07-29
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of July 15, 2016
Common stock, $0.01 par value	229,435,607

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
NGL - Natural gas liquids.
Tcfe - One trillion cubic feet of natural gas equivalents, with one barrel of oil being equivalent to 6,000 cubic feet of gas.

PART I : FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
(Unaudited)	June 30,		June 30,
Revenues and Other Income:	2016	2015	2016	2015
Natural Gas, NGLs and Oil Sales	$167,933	$159,654	$349,188	$384,092
(Loss) Gain on Commodity Derivative Instruments	(199,380)	17,322	(144,320)	107,467
Coal Sales	251,166	318,995	477,330	705,021
Other Outside Sales	8,059	6,337	15,768	19,467
Purchased Gas Sales	7,929	1,517	16,547	5,114
Freight-Outside Coal	11,447	2,750	24,557	7,768
Miscellaneous Other Income	33,032	34,687	81,163	71,208
Gain (Loss) on Sale of Assets	5,614	4,312	(1,662)	6,286
Total Revenue and Other Income	285,800	545,574	818,571	1,306,423
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	23,655	29,521	51,394	66,777
Transportation, Gathering and Compression	90,983	83,196	184,957	158,717
Production, Ad Valorem, and Other Fees	6,402	6,938	14,705	16,130
Depreciation, Depletion and Amortization	105,151	89,850	210,866	177,294
Exploration and Production Related Other Costs	2,823	2,324	5,231	4,364
Purchased Gas Costs	8,884	1,061	16,752	4,018
Other Corporate Expenses	30,656	20,622	58,350	39,718
Impairment of Exploration and Production Properties	—	828,905	—	828,905
Selling, General, and Administrative Costs	16,175	21,070	33,738	42,894
Total Exploration and Production Costs	284,729	1,083,487	575,993	1,338,817
Coal Costs
Operating and Other Costs	217,465	213,022	401,834	474,765
Depreciation, Depletion and Amortization	30,069	48,280	79,342	102,982
Freight Expense	11,447	2,750	24,557	7,768
Selling, General, and Administrative Costs	6,174	6,147	10,660	12,678
Other Corporate Expenses	4,355	10,207	7,498	16,282
Total Coal Costs	269,510	280,406	523,891	614,475
Other Costs
Miscellaneous Operating Expense	17,497	14,045	20,686	24,420
Depreciation, Depletion and Amortization	1	5	1	12
Loss on Debt Extinguishment	—	17	—	67,751
Interest Expense	47,427	46,506	97,292	101,627
Total Other Costs	64,925	60,573	117,979	193,810
Total Costs And Expenses	619,164	1,424,466	1,217,863	2,147,102
Loss From Continuing Operations Before Income Tax	(333,364)	(878,892)	(399,292)	(840,679)
Income Taxes	(100,354)	(301,669)	(123,571)	(316,652)
Loss From Continuing Operations	(233,010)	(577,223)	(275,721)	(524,027)
Loss From Discontinued Operations, net	(235,639)	(26,078)	(289,391)	(244)
Net Loss	(468,649)	(603,301)	(565,112)	(524,271)
Less: Net Income Attributable to Noncontrolling Interest	1,179	—	2,293	—
Net Loss Attributable to CONSOL Energy Shareholders	$(469,828)	$(603,301)	$(567,405)	$(524,271)

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(CONTINUED)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
(Unaudited)	2016	2015	2016	2015
Loss Per Share
Basic
Loss from Continuing Operations	$(1.02)	$(2.52)	$(1.21)	$(2.29)
Loss from Discontinued Operations	(1.03)	(0.12)	(1.26)	—
Total Basic Loss Per Share	$(2.05)	$(2.64)	$(2.47)	$(2.29)
Dilutive
Loss from Continuing Operations	$(1.02)	$(2.52)	$(1.21)	$(2.29)
Loss from Discontinued Operations	(1.03)	(0.12)	(1.26)	—
Total Dilutive Loss Per Share	$(2.05)	$(2.64)	$(2.47)	$(2.29)

Dividends Paid Per Share	$—	$0.0625	$0.0100	$0.1250

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
(Unaudited)	2016	2015	2016	2015
Net Loss	$(468,649)	$(603,301)	$(565,112)	$(524,271)
Other Comprehensive Loss:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($5,008), ($4,875), ($4,326), ($4,785))	8,045	9,467	5,561	9,318
Reclassification of Cash Flow Hedges from OCI to Earnings (Net of tax: $6,521, $12,103, $12,145, $23,316)	(11,203)	(20,804)	(21,017)	(40,118)

Other Comprehensive Loss	(3,158)	(11,337)	(15,456)	(30,800)

Comprehensive Loss	(471,807)	(614,638)	(580,568)	(555,071)

Less: Net Income Attributable to Noncontrolling Interests	1,179	—	2,293	—

Comprehensive Loss Attributable to CONSOL Energy Inc. Shareholders	$(472,986)	$(614,638)	$(582,861)	$(555,071)

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$97,626	$72,574
Accounts and Notes Receivable:
Trade	153,977	151,383
Other Receivables	94,125	121,735
Inventories	60,818	66,792
Recoverable Income Taxes	—	13,887
Prepaid Expenses	103,526	297,287
Current Assets of Discontinued Operations	16,168	81,106
Total Current Assets	526,240	804,764
Property, Plant and Equipment:
Property, Plant and Equipment	13,866,137	13,794,907
Less—Accumulated Depreciation, Depletion and Amortization	5,360,046	5,062,201
Property, Plant and Equipment of Discontinued Operations, Net	103,085	936,670
Total Property, Plant and Equipment—Net	8,609,176	9,669,376
Other Assets:
Deferred Income Taxes	175,929	—
Investment in Affiliates	256,167	237,330
Other	214,079	214,388
Other Assets of Discontinued Operations	3,166	4,044
Total Other Assets	649,341	455,762
TOTAL ASSETS	$9,784,757	$10,929,902

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	June 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$171,359	$250,609
Current Portion of Long-Term Debt	4,368	4,988
Short-Term Notes Payable	466,000	952,000
Accrued Income Taxes	5,459	—
Other Accrued Liabilities	479,255	421,827
Current Liabilities of Discontinued Operations	24,938	51,514
Total Current Liabilities	1,151,379	1,680,938
Long-Term Debt:
Long-Term Debt	2,723,004	2,708,320
Capital Lease Obligations	31,494	34,884
Long-Term Debt of Discontinued Operations	1,254	5,001
Total Long-Term Debt	2,755,752	2,748,205
Deferred Credits and Other Liabilities:
Deferred Income Taxes	—	74,629
Postretirement Benefits Other Than Pensions	619,220	630,892
Pneumoconiosis Benefits	117,984	111,903
Mine Closing	214,344	227,339
Gas Well Closing	164,195	163,842
Workers’ Compensation	68,687	69,812
Salary Retirement	87,321	91,596
Reclamation	246	25
Other	244,354	166,957
Deferred Credits and Other Liabilities of Discontinued Operations	89,845	107,988
Total Deferred Credits and Other Liabilities	1,606,196	1,644,983
TOTAL LIABILITIES	5,513,327	6,074,126
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 229,433,854 Issued and Outstanding at June 30, 2016; 229,054,236 Issued and Outstanding at December 31, 2015	2,298	2,294
Capital in Excess of Par Value	2,445,840	2,435,497
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	2,008,514	2,579,834
Accumulated Other Comprehensive Loss	(331,054)	(315,598)
Total CONSOL Energy Inc. Stockholders’ Equity	4,125,598	4,702,027
Noncontrolling Interest	145,832	153,749
TOTAL EQUITY	4,271,430	4,855,776
TOTAL LIABILITIES AND EQUITY	$9,784,757	$10,929,902

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total CONSOL Energy Inc. Stockholders’ Equity	Non- Controlling Interest	Total Equity
Balance at December 31, 2015	$2,294	$2,435,497	$2,579,834	$(315,598)	$4,702,027	$153,749	$4,855,776
(Unaudited)
Net (Loss) Income	—	—	(567,405)	—	(567,405)	2,293	(565,112)
Other Comprehensive Loss	—	—	—	(15,456)	(15,456)	—	(15,456)
Comprehensive (Loss) Income	—	—	(567,405)	(15,456)	(582,861)	2,293	(580,568)
Issuance of Common Stock	4	—	—	—	4	—	4
Treasury Stock Activity	—	—	(1,621)	—	(1,621)	—	(1,621)
Tax Cost From Stock-Based Compensation	—	(5,096)	—	—	(5,096)	—	(5,096)
Amortization of Stock-Based Compensation Awards	—	15,439	—	—	15,439	615	16,054
Distributions to Noncontrolling Interest	—	—	—	—	—	(10,825)	(10,825)
Dividends ($0.01 per share)	—	—	(2,294)	—	(2,294)	—	(2,294)
Balance at June 30, 2016	$2,298	$2,445,840	$2,008,514	$(331,054)	$4,125,598	$145,832	$4,271,430

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Six Months Ended
(Unaudited)	June 30,
Operating Activities:	2016	2015
Net Loss	$(565,112)	$(524,271)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Net Loss from Discontinued Operations	289,391	244
Depreciation, Depletion and Amortization	290,209	280,288
Impairment of Exploration and Production Properties	—	828,905
Non-Cash Other Post-Employment Benefits	—	(50,925)
Stock-Based Compensation	16,054	14,129
Loss (Gain) on Sale of Assets	1,662	(6,286)
Loss on Debt Extinguishment	—	67,751
Loss (Gain) on Commodity Derivative Instruments	144,320	(107,467)
Net Cash Received in Settlement of Commodity Derivative Instruments	164,666	72,399
Deferred Income Taxes	(124,516)	(312,234)
Equity in Earnings of Affiliates	(25,884)	(23,250)
Return on Equity Investment	9,192	8,162
Changes in Operating Assets:
Accounts and Notes Receivable	18,101	93,180
Inventories	(7,947)	(8,118)
Prepaid Expenses	47,136	83,570
Changes in Other Assets	(15,298)	16,943
Changes in Operating Liabilities:
Accounts Payable	(45,781)	(93,870)
Accrued Interest	(807)	26,149
Other Operating Liabilities	(14,069)	(118,056)
Changes in Other Liabilities	15,343	(56,340)
Other	9,648	56,800
Net Cash Provided by Continuing Operating Activities	206,308	247,703
Net Cash Provided by Discontinued Operating Activities	17,433	46,512
Net Cash Provided by Operating Activities	223,741	294,215
Investing Activities:
Capital Expenditures	(115,257)	(616,484)
Proceeds from Sales of Assets	18,284	6,931
Net Investments in Equity Affiliates	(5,578)	(43,761)
Net Cash Used in Continuing Investing Activities	(102,551)	(653,314)
Net Cash Provided by (Used in) Discontinued Investing Activities	394,511	(19,301)
Net Cash Provided by (Used in) Investing Activities	291,960	(672,615)
Financing Activities:
(Payments on) Proceeds from Short-Term Borrowings	(486,000)	1,058,000
Payments on Miscellaneous Borrowings	(4,459)	(4,029)
Payments on Long-Term Notes, including Redemption Premium	—	(1,263,719)
Net Proceeds from Revolver - CNX Coal Resources LP	13,000	—
Distributions to Noncontrolling Interest	(10,825)	—
Proceeds from Securitization Facility	—	38,669
Proceeds from Issuance of Long-Term Notes	—	492,760
Tax Benefit from Stock-Based Compensation	—	198
Dividends Paid	(2,294)	(28,711)
Issuance of Common Stock	4	8,288
Purchases of Treasury Stock	—	(71,674)
Debt Issuance and Financing Fees	—	(18,257)
Net Cash (Used in) Provided by Continuing Financing Activities	(490,574)	211,525
Net Cash Used in Discontinued Financing Activities	(75)	(83)
Net Cash (Used in) Provided by Financing Activities	(490,649)	211,442
Net Increase (Decrease) in Cash and Cash Equivalents	25,052	(166,958)
Cash and Cash Equivalents at Beginning of Period	72,574	176,985
Cash and Cash Equivalents at End of Period	$97,626	$10,027
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheet at December 31, 2015 has been derived from the Audited Consolidated Financial Statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2015 included in CONSOL Energy Inc.'s Annual Report on Form 10-K.

During the six months ended June 30, 2016, CONSOL Energy Inc. ("CONSOL Energy" or "the Company") made certain adjustments to the financial statements to reflect the sale of the Buchanan Mine, which is now reflected under "discontinued operations." Additionally, CONSOL Energy made reclassifications within its financial statements to better align the Company's financial reporting with its peer group. These reclassifications impacted the "Lease Operating Expense", "Transportation, Gathering and Compression," "Direct Administrative and Selling," "Production Royalty Interests and Purchased Gas Sales," "Production Royalty Interests and Purchased Gas Costs," "Operating and Other Costs" and "Selling, General and Administrative" line items on the Company's Consolidated Statements of Income. These changes are reflected in CONSOL Energy's current and historic Consolidated Statements of Income, with no effect on previously reported net income or stockholders’ equity.

During the quarter ended June 30, 2016, CONSOL Energy's Board of Directors approved the sale of the Fola and Miller Creek Mining Complexes. The Company was actively marketing these mines for sale, and believed the transaction would close within twelve months. As such, the expected sale caused the Company to classify these assets as held for sale in discontinued operations on CONSOL Energy's Consolidated Balance Sheets, include the results of operations in discontinued operations on the Consolidated Statements of Income and cash flows from discontinued operations in the Consolidated Statements of Cash Flow. See Note 2 - Discontinued Operations for more information.

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

The table below sets forth the share-based awards that have been excluded from the computation of the diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Anti-Dilutive Options	6,348,665	3,667,080	6,348,665	3,667,080
Anti-Dilutive Restricted Stock Units	742,868	1,606,672	742,868	1,606,672
Anti-Dilutive Performance Share Units	951,541	—	951,541	—
Anti-Dilutive Performance Stock Options	802,804	802,804	802,804	802,804
	8,845,878	6,076,556	8,845,878	6,076,556

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Options	—	287,592	—	363,620
Restricted Stock Units	83,710	37,149	568,390	486,507
Performance Share Units	—	—	—	497,134
	83,710	324,741	568,390	1,347,261

No options were exercised during the three and six months ended June 30, 2016. The weighted average exercise price per share of the options exercised during the three and six months ended June 30, 2015 was $22.78.
The computations for basic and dilutive earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Loss from Continuing Operations	$(233,010)	$(577,223)	$(275,721)	$(524,027)
Loss from Discontinued Operations	(235,639)	(26,078)	(289,391)	(244)
Net Loss	$(468,649)	$(603,301)	$(565,112)	$(524,271)
Net Income Attributable to Noncontrolling Interest	1,179	—	2,293	—
Net Loss Attributable to CONSOL Energy Shareholders	$(469,828)	$(603,301)	$(567,405)	$(524,271)
Weighted Average Shares of Common Stock Outstanding:
Basic	229,409,325	228,928,803	229,334,277	229,329,382
Effect of Stock-Based Compensation Awards	—	—	—	—
Dilutive	229,409,325	228,928,803	229,334,277	229,329,382
Loss per Share:
Basic (Continuing Operations)	$(1.02)	$(2.52)	$(1.21)	$(2.29)
Basic (Discontinued Operations)	(1.03)	(0.12)	(1.26)	—
Total Basic	$(2.05)	$(2.64)	$(2.47)	$(2.29)

Dilutive (Continuing Operations)	$(1.02)	$(2.52)	$(1.21)	$(2.29)
Dilutive (Discontinued Operations)	(1.03)	(0.12)	(1.26)	—
Total Dilutive	$(2.05)	$(2.64)	$(2.47)	$(2.29)

Changes in Accumulated Other Comprehensive Loss by component, net of tax, were as follows:

	Gains on Cash Flow Hedges	Postretirement Benefits	Total
Balance at December 31, 2015	$43,470	$(359,068)	$(315,598)
Other Comprehensive Loss before Reclassifications	—	(9,046)	(9,046)
Amounts reclassified from Accumulated Other Comprehensive Loss	(21,017)	14,607	(6,410)
Current period Other Comprehensive (Loss) Income	(21,017)	5,561	(15,456)
Balance at June 30, 2016	$22,453	$(353,507)	$(331,054)

The following table shows the reclassification of adjustments out of Accumulated Other Comprehensive Loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Derivative Instruments (Note 14)
Natural Gas Price Swaps and Options	$(17,724)	$(32,907)	$(33,162)	$(63,434)
Tax Expense	6,521	12,103	12,145	23,316
Net of Tax	$(11,203)	$(20,804)	$(21,017)	$(40,118)
Actuarially Determined Long-Term Liability Adjustments* (Note 5 and Note 6)
Amortization of Prior Service Costs	$(148)	$(54,495)	$(295)	$(69,308)
Recognized Net Actuarial Loss	5,706	24,169	11,217	38,742
Settlement Loss	13,696	—	13,696	—
Total	19,254	(30,326)	24,618	(30,566)
Tax (Benefit) Expense	(7,178)	11,398	(9,196)	11,488
Net of Tax	$12,076	$(18,928)	$15,422	$(19,078)

*Excludes amounts related to the remeasurement of the Actuarially Determined Long-Term Liabilities. Also excludes $815, net of tax, of reclassifications out of Accumulated Other Comprehensive Income related to discontinued operations for the six months ended June 30, 2016.

NOTE 2—DISCONTINUED OPERATIONS:

At June 30, 2016, CONSOL Energy's Board of Directors had approved the sale of the Fola and Miller Creek mining complexes. In addition, the Company was actively marketing these mines and believed the transaction would close within twelve months (See Note 21 - Subsequent Events for more information). As such, the expected sale caused the Company to classify these assets as held for sale in "discontinued operations" on CONSOL Energy's Consolidated Balance Sheets, to include the results of operations in discontinued operations in the Consolidated Statement of Income and cash flows from discontinued operations in the Consolidated Statements of Cash Flow. In accordance with the accounting guidance for Property, Plant and Equipment, assets held for sale are measured at the lower of the carrying value or fair value less costs to sell. Upon meeting the assets held for sale criteria, the Company determined the carrying value of the Fola and Miller Creek mining complexes exceeded the fair value less costs to sell. As a result, an impairment charge of $355,681 was recorded during the three months ended June 30, 2016. This impairment is included in the Loss from Discontinued Operations, net in the accompanying Consolidated Statements of Income.

On March 31, 2016, CONSOL Energy completed the sale of its membership interests in CONSOL Buchanan Mining Company, LLC (BMC), which owned and operated the Buchanan Mine located in Mavisdale, Virginia; various assets relating to the Amonate Mining Complex located in Amonate, Virginia; Russell County, Virginia coal reserves and Pangburn Shaner Fallowfield coal reserves located in Southwestern, Pennsylvania to Coronado IV LLC ("Coronado"). Various CONSOL Energy assets were excluded from the sale including coalbed methane, natural gas and minerals other than coal, current assets of BMC, certain coal seams, certain surface rights, and the Amonate Preparation Plant. Coronado assumed only specified liabilities and various CONSOL Energy liabilities were excluded and not assumed. The excluded liabilities included BMC’s indebtedness, trade payables and liabilities arising prior to closing, as well as the liabilities of the subsidiaries other than BMC which are parties to the sale. In addition, the buyer agreed to pay CONSOL Energy for Buchanan Mine coal sold outside the U.S. and Canada during the five years following closing a royalty of 20% of any excess of the gross sales price per ton over the following amounts: (1) year one, $75.00 per ton; (2) year two, $78.75 per ton; (3) year three, $82.69 per ton; (4) year four, $86.82 per ton; (5) year five, $91.16 per ton. At closing, the parties entered into several agreements including, among others, agreements relating to the coordination and conduct of gas operations at the mines, an option to purchase the Amonate Preparation Plant and transition services. Cash proceeds of $402,799 were received at closing and are included in Net Cash Provided by Discontinued Investing Activities on the Consolidated Statements of Cash Flow. The net loss on the sale was $38,364 and was included in Loss from Discontinued Operations, net on the Consolidated Statements of Income.
For all periods presented in the accompanying Consolidated Statements of Income, the sale of BMC along with the various other assets are classified as discontinued operations. The Fola and Miller Creek Mining Complexes were classified as held for sale in discontinued operations.

The following table details selected financial information for the divested business included within discontinued operations and the businesses that are held for sale in discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Coal Sales	$19,411	$95,484	$95,930	$206,124
Freight-Outside Coal	5	1,501	1,017	3,008
Miscellaneous Other Income	2	20	33	31
Gain (Loss) on Sale of Assets	100	3	(38,253)	194
Total Revenue and Other Income	$19,518	$97,008	$58,727	$209,357
Total Coal Costs	26,547	113,347	115,780	210,481
Loss From Operations Before Income Taxes	$(7,029)	$(16,339)	$(57,053)	$(1,124)
Impairment on Assets Held for Sale	355,681	—	355,681	—
Income Tax (Benefit) Expense	(127,071)	9,739	(123,343)	(880)
Loss From Discontinued Operations, net	$(235,639)	$(26,078)	$(289,391)	$(244)

The major classes of assets and liabilities of discontinued operations and held for sale in discontinued operations are as follows:

	June 30, 2016	December 31, 2015
Assets:
Accounts Receivable - Trade	$10,672	$49,125
Inventories	5,422	30,646
Prepaid Expense	9	970
Other Current Assets	65	365
Total Current Assets	$16,168	$81,106
Property, Plant and Equipment, Net	103,085	936,670
Other Assets	3,166	4,044
Total Assets of Discontinued Operations	$122,419	$1,021,820
Liabilities:
Accounts Payable	$5,177	$20,786
Other Current Liabilities	19,761	30,728
Total Current Liabilities	$24,938	$51,514
Long Term Debt	1,254	5,001
Pneumoconiosis Benefits	—	1,129
Mine Closing	61,329	71,941
Reclamation	28,516	34,126
Other liabilities	—	792
Total Liabilities of Discontinued Operations	$116,037	$164,503

NOTE 3—ACQUISITIONS AND DISPOSITIONS:

In December 2014, CNX Gas Company LLC (CNX Gas Company), a wholly-owned subsidiary of CONSOL Energy, finalized an agreement with Columbia Energy Ventures (CEVCO) to sublease from CEVCO approximately 20,000 acres of Utica Shale and Upper Devonian gas rights in Greene and Washington Counties in Pennsylvania and Marshall and Ohio Counties in West Virginia. Up-front bonus consideration of up to $96,106 will be paid by CONSOL Energy over a five year period, as drilling occurs, in addition to royalties, of which $49,533 was recorded in Other Current Liabilities and $40,286 was recorded on a discounted basis in Other Long-Term Liabilities. CONSOL Energy did not make a payment to CEVCO in the six months ended June 30, 2016 while $15,216 of payments were made for the six months ended June 30, 2015. At June 30, 2016, the amounts recorded in Other Current Liabilities and Other Long-Term Liabilities were $9,000 and $28,682, respectively. At December 31, 2015, the amounts recorded in Other Current Liabilities and Other Long-Term Liabilities were $8,349 and $29,333, respectively.

NOTE 4—MISCELLANEOUS OTHER INCOME:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Rental Income	$9,079	$9,406	$18,275	$18,998
Equity in Earnings of Affiliates - CONE	8,205	9,381	22,556	17,037
Coal Contract Buyout	6,288	—	6,288	—
Gathering Revenue	2,648	1,393	5,396	5,953
Royalty Income - Coal	2,423	3,602	4,653	8,142
Right of Way Issuance	2,070	5,422	17,803	7,950
Equity in Earnings of Affiliates - Other	1,014	2,546	3,328	6,213
Interest Income	547	364	761	1,507
Other	758	2,573	2,103	5,408
Total Miscellaneous Other Income	$33,032	$34,687	$81,163	$71,208

NOTE 5—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic benefit costs are as follows:

	Pension Benefits				Other Post-Employment Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Service Cost	$482	$2,350	$963	$4,700	$—	$—	$—	$—
Interest Cost	6,841	8,580	13,683	17,160	6,060	6,889	12,121	13,884
Expected Return on Plan Assets	(11,869)	(12,690)	(23,738)	(25,379)	—	—	—	—
Amortization of Prior Service Credits	(148)	(176)	(295)	(352)	—	(54,320)	—	(68,956)
Recognized net Actuarial Loss	2,116	6,940	4,232	13,880	4,792	18,522	9,584	27,448
Settlement Loss	13,696	—	13,696	—	—	—	—	—
Net Periodic Benefit Cost (Credit)	$11,118	$5,004	$8,541	$10,009	$10,852	$(28,909)	$21,705	$(27,624)

According to the Defined Benefit Plans Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification, if the lump sum distributions made during a plan year, which for CONSOL Energy is January 1 to December 31, exceed the total of the projected service cost and interest cost for the plan year, settlement accounting is required. Lump sum payments exceeded this threshold during the three and six months ended June 30, 2016. Accordingly, CONSOL Energy recognized settlement expense of $13,696 for the three and six months ended June 30, 2016 in Other Costs - Miscellaneous Operating Expense in the Consolidated Statements of Income. The settlement charges represented a pro rata portion of the net unrecognized loss based on the percentage reduction in the projected benefit obligation due to the lump sum payments. The settlement charges also resulted in a remeasurement of the pension plan, which increased the pension liability by $6,203. The remeasurement on June 30, 2016 used a discount rate of 3.73%, a decrease from 4.50% used at December 31, 2015. The settlement and corresponding remeasurement of the pension plan resulted in a decrease of $4,558 in Other Comprehensive Loss, net of $2,935 in deferred taxes.

For the six months ended June 30, 2016 and 2015, $1,307 and $2,521 was paid to the pension trust from operating cash flows, respectively. Additional contributions to the pension trust are not expected to be material for the remainder of 2016.

CONSOL Energy does not expect to contribute to the other post-employment benefit plan in 2016. The Company intends to pay benefit claims as they become due. For the six months ended June 30, 2016 and 2015, $23,312 and $26,935 of other post-employment benefits have been paid, respectively.

NOTE 6—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:
Components of net periodic benefit costs are as follows:

	CWP				Workers' Compensation
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Service Cost	$1,041	$1,623	$2,244	$3,246	$1,904	$2,347	$3,809	$4,695
Interest Cost	1,053	1,279	2,176	2,558	638	799	1,275	1,597
Amortization of Actuarial Gain	(1,188)	(1,394)	(2,571)	(2,788)	(101)	(8)	(202)	(15)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	968	973	1,699	1,876
Curtailment Gain	—	—	(1,307)	—	—	—	—	—
Net Periodic Benefit Cost	$906	$1,508	$542	$3,016	$3,409	$4,111	$6,581	$8,153

Expense (income) attributable to discontinued operations included in the CWP net periodic cost above was $305 for the three months ended June 30, 2015, and $(1,290) and $380 for the six months ended June 30, 2016 and 2015, respectively.
On March 31, 2016, CONSOL Energy completed the sale of its membership interests in BMC (See Note 2 - Discontinued Operations). As a result of the sale, certain obligations of the CWP plan were transferred the buyer. This transfer triggered a curtailment gain of $1,307. The curtailment resulted in a plan remeasurement increasing plan liabilities by $5,014, net of $2,700 deferred tax at March 31, 2016.
CONSOL Energy does not expect to contribute to the CWP plan in 2016. The Company intends to pay benefit claims as they become due. For the six months ended June 30, 2016 and 2015, $5,600 and $5,293 of CWP benefit claims have been paid, respectively.
CONSOL Energy does not expect to contribute to the workers’ compensation plan in 2016. The Company intends to pay benefit claims as they become due. For the six months ended June 30, 2016 and 2015, $8,075 and $8,821 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid, respectively.

NOTE 7—INCOME TAXES:

The effective tax rate for the three and six months ended June 30, 2016 was 30.0% and 30.8%, respectively. The effective tax rate is different from the U.S. federal statutory rate of 35% primarily due to charges to record state valuation allowances and the effects of the 2010-2013 Federal tax audit still in progress, partially offset by a larger anticipated book loss and the income tax benefit for excess percentage depletion.

The effective tax rate for the three and six months ended June 30, 2015 was 34.3% and 37.7%, respectively. The effective tax rate is different from the U.S. federal statutory rate of 35% primarily due to impairment charges recorded in June 2015. In addition, as the Company's loss for the six months ended June 30, 2015 exceeded the anticipated ordinary loss for the full year, the tax benefit recognized for the six months ended June 30, 2015 was limited to the amount that would be recognized if the year-to-date ordinary loss were the anticipated ordinary loss for the full year. Another item contributing to the benefit is the deduction for percentage depletion in excess of cost depletion related to the Company's coal operations.

The total amount of uncertain tax positions at June 30, 2016 and December 31, 2015 was $15,536 and $12,702, respectively. If these uncertain tax positions were recognized, approximately $2,834 would affect CONSOL Energy's effective tax rate at June 30, 2016. There would be no effect on the Company's effective tax rate at December 31, 2015. There was an increase of $2,834 to the liability for unrecognized tax benefits during the six months ended June 30, 2016.
CONSOL Energy recognizes interest accrued related to uncertain tax positions in interest expense. As of June 30, 2016 and December 31, 2015, the Company reported an accrued interest liability relating to uncertain tax positions of $180 and $53, respectively, in Other Current Liabilities on the Consolidated Balance Sheet. The accrued interest liability includes $127 of accrued interest expense that is reflected in the Company's Consolidated Statements of Income for the six months ended June 30, 2016.
CONSOL Energy recognizes penalties accrued related to uncertain tax positions in its income tax expense. As of June 30, 2016 and December 31, 2015, CONSOL Energy had no accrued liabilities for tax penalties related to uncertain tax positions.

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

NOTE 8—INVENTORIES:

Inventory components consist of the following:

	June 30, 2016	December 31, 2015
Coal	$2,975	$4,660
Supplies	57,843	62,132
Total Inventories	$60,818	$66,792

Inventories are stated at the lower of cost or net realizable value. The cost of coal inventories is determined by the first-in, first-out (FIFO) method. Coal inventory costs include labor, supplies, equipment costs, operating overhead, depreciation, depletion and amortization, and other related costs. The cost of supplies inventory is determined by the average cost method and includes operating and maintenance supplies to be used in our natural gas and coal operations.

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
The cost of funds under this facility was based upon LIBOR and commercial paper rates, plus a charge for administrative services paid to the financial institution. Costs associated with the receivables facility totaled $207 and $403 for the three and six months ended June 30, 2015, respectively. These costs were recorded as financing fees which are included in Other Costs - Miscellaneous Operating Expense in the Consolidated Statements of Income.

NOTE 10—PROPERTY, PLANT AND EQUIPMENT:

	June 30, 2016	December 31, 2015
E&P Property, Plant and Equipment
Intangible drilling cost	$3,491,437	$3,452,989
Proved gas properties	1,928,917	1,922,602
Unproved gas properties	1,422,991	1,421,083
Gas gathering equipment	1,128,278	1,147,173
Gas wells and related equipment	819,408	785,744
Other gas assets	127,645	125,691
Gas advance royalties	15,278	19,745
Total E&P Property, Plant and Equipment	$8,933,954	$8,875,027
Less: Accumulated Depreciation, Depletion and Amortization	2,902,470	2,695,674
Total E&P Property, Plant and Equipment - Net	$6,031,484	$6,179,353

Coal and Other Property, Plant and Equipment - Continuing Operations:
Coal and other plant and equipment	$2,856,928	$2,853,436
Coal properties and surface lands	805,011	769,537
Airshafts	371,064	361,872
Mine development	344,138	344,298
Coal advance mining royalties	330,738	328,715
Leased coal lands	224,304	262,022
Total Coal and Other Property, Plant and Equipment	$4,932,183	$4,919,880
Less: Accumulated Depreciation, Depletion and Amortization	2,457,576	2,366,527
Total Coal and Other Property, Plant and Equipment - Net	$2,474,607	$2,553,353

Total Company Property, Plant and Equipment	$13,866,137	$13,794,907
Less - Total Company Accumulated Depreciation, Depletion and Amortization	5,360,046	5,062,201
Total Property, Plant and Equipment of Continuing Operations - Net	$8,506,091	$8,732,706

Impairment of Proved Properties

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

During the quarter ended June 30, 2015, certain of the Company’s producing gas properties, primarily shallow oil and gas assets, failed the undiscounted cash flow portion of the test. After performing the discounted cash flow portion of the test, CONSOL Energy recorded an impairment of $824,742 in the Impairment of Exploration and Production Properties in the Consolidated Statement of Income. Valuation of the impaired assets is a Level 3 measurement as it incorporates significant unobservable inputs, such as future production levels and operating costs, within the discounted cash flow analysis. The impairment related to approximately 95% of the Company’s shallow oil and gas assets in West Virginia and Pennsylvania. No such impairments were recorded during the three or six months ended June 30, 2016.

Impairment of Unproved Properties

CONSOL Energy evaluates capitalized costs of unproved gas properties for recoverability on a prospective basis. Indicators of potential impairment include potential shifts in business strategy, overall economic factors and historical experience. If it is determined that the properties will not yield proven reserves, the related costs are expensed in the period the determination is made. For the quarter ended June 30, 2015, unproved property impairments relating to the determination that the properties will not yield proved reserves were $4,163 and are included in the Impairment of Exploration and Production Properties in the Consolidated Statement of Income. Valuation of the impaired assets is a Level 3 measurement as it incorporates significant unobservable inputs, such as future production levels and operating costs, within the discounted cash flow analysis. This impairment primarily related to the court ruling in June 2015 in the state of New York that officially bans hydraulic fracturing. No such impairments were recorded during the three or six months ended June 30, 2016.

Industry Participation Agreements

CONSOL Energy has two significant industry participation agreements (referred to as "joint ventures" or "JVs") that provided drilling and completion carries for the Company's retained interests.

CNX Gas Company is party to a joint development agreement with Hess Ohio Developments, LLC (Hess) with respect to approximately 155 thousand net Utica Shale acres in Ohio in which each party has a 50% undivided interest. Under the agreement, as amended, Hess is obligated to pay a total of approximately $335,000 in the form of a 50% drilling carry of certain CONSOL Energy working interest obligations as the acreage is developed. As of June 30, 2016, Hess’ remaining carry obligation is $6,616.

CNX Gas Company is party to a joint development agreement with Noble Energy, Inc. (Noble) with respect to approximately 700 thousand net Marcellus Shale natural gas and oil acres in West Virginia and Pennsylvania, in which each party owns a 50% undivided interest. Under the agreement, as amended, Noble Energy is obligated to pay a total of approximately $1,846,000 in the form of a one-third drilling carry of certain of CONSOL Energy’s working interest obligations as the property is developed, subject to certain limitations. These limitations include the suspension of the carry if average Henry Hub natural gas prices are below $4.00 per million British thermal units (MMbtu) for three consecutive months. The carry was in effect from March 1, 2014, until November 1, 2014 at which time natural gas prices had fallen below $4.00/MMbtu for three consecutive months. The carry remains suspended. Limitations also include a $400,000 annual maximum on Noble Energy's carried cost obligation. As of June 30, 2016, Noble Energy’s remaining carry obligation is $1,624,448.

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

The current facility contains a number of affirmative and negative covenants that limit the Company's ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends, merge with another corporation and amend, modify or restate the senior unsecured notes. In April 2016, the facility was amended to require that: (i) the Company must prepay outstanding loans under the revolving credit facility to the extent that cash on hand exceeds $150 million for two consecutive business days; (ii) mortgage 85% of its proved reserves and 80% of its proved developed producing reserves, in each case, which are included in the borrowing base; (iii) maintain applicable deposit, securities and commodities accounts with the lenders or affiliates thereof; and (iv) enter into control agreements with respect to such applicable accounts. In addition, the Company pledged the equity interest it holds in CONE Gathering, LLC, and CONE Midstream Partners, LP as collateral to secure loans under the credit agreement.

The facility also requires that CONSOL Energy maintain a minimum interest coverage ratio of 2.50 to 1.00, which is calculated as the ratio of Adjusted EBITDA to cash interest expense of CONSOL Energy and certain of its subsidiaries, measured quarterly. CONSOL Energy must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding borrowings under the revolver, measured quarterly. At June 30, 2016, the interest coverage ratio was 4.79 to 1.00 and the current ratio was 2.75 to 1.00. Further, the credit facility allows unlimited investments in joint ventures for the development and operation of natural gas gathering systems and permits CONSOL Energy to separate its E&P and coal businesses if the leverage ratio (which is, essentially, the ratio of debt to EBITDA) of the E&P business immediately after the separation would not be greater than 2.75 to 1.00. The calculation of all of the ratios exclude CNX Coal Resources LP ("CNXC").

At June 30, 2016, the $2,000,000 facility had $466,000 of borrowings outstanding and $309,011 of letters of credit outstanding, leaving $1,224,989 of unused capacity. At December 31, 2015, the $2,000,000 facility had $952,000 of borrowings outstanding and $258,177 of letters of credit outstanding, leaving $789,823 of unused capacity.

NOTE 12—LONG-TERM DEBT:

	June 30, 2016	December 31, 2015
Debt:
Senior Notes due April 2022 at 5.875% (Principal of $1,850,000 plus Unamortized Premium of $5,175 and $5,617, respectively)	$1,855,175	$1,855,617
Senior Notes due April 2023 at 8.00% (Principal of $500,000 less Unamortized Discount of $6,109 and $6,561, respectively)	493,891	493,439
Revolving Credit Facility - CNX Coal Resources LP	198,000	185,000
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
Senior Notes due April 2020 at 8.25%, Issued at Par Value	74,470	74,470
Senior Notes due March 2021 at 6.375%, Issued at Par Value	20,611	20,611
Advance Royalty Commitments (16.35% Weighted Average Interest Rate)	3,482	3,964
Other Long-Term Note Maturing in 2018 (Principal of $2,504 and $3,096 less Unamortized Discount of $215 and $327, respectively)	2,289	2,769
Less: Unamortized Debt Issuance Costs	30,357	33,017
	2,720,426	2,705,718
Net Amounts Due in One Year and Current Unamortized Debt Issuance Costs*	(2,578)	(2,602)
Long-Term Debt	$2,723,004	$2,708,320

* Represents $1,844 and $1,820 due in one year, less $4,422 of unamortized debt issuance costs at June 30, 2016 and December 31, 2015, respectively. Excludes current portion of Capital Lease Obligations of $6,946 and $7,590 at June 30, 2016 and December 31, 2015, respectively.

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

In April 2015, FASB issued Update 2015-03 - Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. To simplify the presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for fiscal years beginning after December 15, 2015 and is required to be applied retrospectively to all prior periods presented. As permitted by the Update, CONSOL Energy elected to early adopt this guidance beginning in the fourth quarter of fiscal year 2015. The resulting reclassification of unamortized debt issuance costs from Other Assets to Long-Term Debt, net of the current portion, in the Consolidated Balance Sheets was $25,935 and $28,595 as of June 30, 2016 and December 31, 2015, respectively.

Also in April, 2015, CONSOL Energy purchased $2,508 of its outstanding 8.25% senior notes due in 2020 and $213 of its outstanding 6.375% senior notes due in 2021. As part of this transaction, $17 was included in Loss on Debt Extinguishment on the Consolidated Statements of Income.

In July 2015, CNXC, entered into a Credit Agreement for a $400,000 revolving credit facility. As of June 30, 2016 and December 31, 2015, CNXC had $198,000 and $185,000 of outstanding borrowings on the facility, respectively. CONSOL Energy is not a guarantor of CNXC's revolving credit facility. See Note 18 - Related Party Transactions for more information.

NOTE 13—COMMITMENTS AND CONTINGENT LIABILITIES:
CONSOL Energy and its subsidiaries are subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. CONSOL

Energy accrues the estimated loss for these lawsuits and claims when the loss is probable and can be estimated. The Company's current estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of CONSOL Energy. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the financial position, results of operations or cash flows of CONSOL Energy; however, such amounts cannot be reasonably estimated. The amount claimed against CONSOL Energy is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case. The maximum aggregate amount claimed in those lawsuits and claims, regardless of probability, where a claim is expressly stated or can be estimated, exceeds the aggregate amounts accrued for all lawsuits and claims by approximately $613,344.

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

Addison Litigation: This class action lawsuit was filed on April 28, 2010 in the U.S. District Court in Abingdon, Virginia. The putative class consists of gas lessors whose gas ownership is in conflict. The lawsuit seeks a judicial declaration of ownership of the CBM and damages based on the allegations that CNX Gas Company failed to either pay royalties due to these conflicting claimant lessors or paid them less than required because of the alleged practice of improper below market sales and/or taking alleged improper post-production deductions. On September 30, 2013, the District Judge entered an Order certifying the class, and CNX Gas Company appealed the Order to the U.S. Court of Appeals for the Fourth Circuit. On August 19, 2014, the Fourth Circuit agreed with CNX Gas Company, reversed the Order certifying the class and remanded the case to the trial court for further proceedings consistent with the decision. On April 23, 2015, Plaintiffs filed a Renewed Motion for Class Certification, and on June 23, 2015 CNX Gas Company filed its Opposition to same. The Court held a hearing on the Motion on September 18, 2015 and has not yet ruled. CONSOL Energy continues to believe this action cannot properly proceed as a class action in any form, believes the case has meritorious defenses, and intends to defend it vigorously. The Company has established an accrual to cover its estimated liability for this case. This accrual is immaterial to the overall financial position of CONSOL Energy and is included in Other Accrued Liabilities on the Consolidated Balance Sheets.

Clean Water Act - Bailey Mine:  The Company received from the U.S. EPA on April 8, 2011, a request for information relating to National Pollutant Discharge Elimination System (NPDES) Permit compliance at the Company’s Bailey and Enlow Fork Mines. In response, CONSOL Pennsylvania Coal Company submitted water discharge monitoring and other data to the EPA. In early 2013, the case was referred to the U.S. Department of Justice (DOJ), and the Pennsylvania Department of Environmental Protection (PA DEP) also became involved. On December 18, 2014, the DOJ provided the Company a proposed Consent Decree to resolve certain Clean Water Act and Clean Streams Law claims against CONSOL Energy, Inc. and CONSOL Pennsylvania Coal Company with respect to the Bailey Mine Complex. After negotiations, the parties reached an agreement in principle on the terms of a Consent Decree naming CONSOL Energy Inc., Consol Pennsylvania Coal Company LLC and CNX Coal Resources LP as defendants. The draft Consent Decree is awaiting senior-level approval at DOJ, U.S. EPA and PA DEP. Subject to receipt of that approval, a proposed Consent Decree executed by all of the parties would be filed with the United States District Court for the Western District of Pennsylvania and noticed for public comment. Subject to the resolution of any public comments, the governments would file a joint motion seeking entry of the proposed Consent Decree by the court. The Company has established an accrual to cover its liability in this matter. This accrual is immaterial to the overall financial position of CONSOL Energy and is included in Other Accrued Liabilities on the Consolidated Balance Sheets.

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

At June 30, 2016, CONSOL Energy has provided the following financial guarantees, unconditional purchase obligations and letters of credit to certain third parties, as described by major category in the following table. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$67,523	$39,934	$27,589	$—	$—
Environmental	998	998	—	—	—
Other	240,490	204,593	35,897	—	—
Total Letters of Credit	309,011	245,525	63,486	—	—
Surety Bonds:
Employee-Related	115,352	115,352	—	—	—
Environmental	551,830	542,859	8,971	—	—
Other	26,167	23,952	2,213	2	—
Total Surety Bonds	693,349	682,163	11,184	2	—
Guarantees:
Coal	16,700	16,700	—	—	—
Other	80,556	42,183	18,990	14,397	4,986
Total Guarantees	97,256	58,883	18,990	14,397	4,986
Total Commitments	$1,099,616	$986,571	$93,660	$14,399	$4,986

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia, and its river operations to a subsidiary of Murray Energy Corporation (Murray Energy). As part of the sales agreement, CONSOL Energy has guaranteed certain equipment lease obligations and coal sales agreements that were assumed by Murray Energy. In the event that Murray Energy would default on the obligations defined in the agreements, CONSOL Energy would be required to perform under the guarantees. If CONSOL Energy would be required to perform, the stock purchase agreement provides various recourse actions. At June 30, 2016, and December 31, 2015, the fair value of these guarantees was $1,463 and $1,228, respectively, and are included in Other Accrued Liabilities on the Consolidated Balance Sheets. The fair value of certain of the guarantees was determined using CONSOL Energy’s risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rates may result in a significantly higher or lower fair value measurement. Coal sales agreement guarantees were valued based on an evaluation of coal market pricing compared to contracted sales price and includes an adjustment for nonperformance risk. No other amounts related to financial guarantees and letters of credit are recorded as liabilities in the financial statements. Significant judgment is required in determining the fair value of these guarantees. The guarantees of the leases and sales agreements are classified within Level 3 of the fair value hierarchy.

CONSOL Energy regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the consolidated financial statements.
CONSOL Energy and CNX Gas Company enter into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded on the Consolidated Balance Sheets. As of June 30, 2016, the purchase obligations for each of the next five years and beyond were as follows:

Obligations Due	Amount
Less than 1 year	$193,389
1 - 3 years	278,664
3 - 5 years	224,537
More than 5 years	608,816
Total Purchase Obligations	$1,305,406

NOTE 14—DERIVATIVE INSTRUMENTS:

CONSOL Energy enters into financial derivative instruments to manage its exposure to commodity price volatility. CONSOL Energy de-designated all of its cash flow hedges on December 31, 2014 and accounts for all existing and future gas and NGL commodity hedges on a mark-to-market basis with changes in fair value recorded in current period earnings. In connection with this de-designation, CONSOL Energy froze the balances recorded in Accumulated Other Comprehensive Income at December 31, 2014 and will reclassify balances to earnings as the underlying physical transactions occur, unless it is no longer probable that the physical transaction will occur at which time the related gains deferred in Other Comprehensive Income (OCI) will be immediately recorded in earnings.

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

CONSOL Energy’s natural gas derivative instruments accounted for a total notional amount of production of 615.3 Bcf at June 30, 2016 and are forecasted to settle through 2020. At December 31, 2015, the natural gas derivative instruments accounted for a total notional amount of production of 456.1 Bcf. At June 30, 2016, the basis only swaps were for notional amounts of 283.8 Bcf and are forecasted to settle through 2020. At December 31, 2015, the basis only swaps were for notional amounts of 124.4 Bcf. CONSOL Energy's NGL derivative instruments accounted for a total notional amount of production of 246.6 Mbbls of propane at June 30, 2016 and are forecasted to settle through 2017. No NGL derivative instruments were outstanding at December 31, 2015.

The gross fair value of CONSOL Energy's derivative instruments at June 30, 2016 and December 31, 2015 were as follows:

Asset Derivative Instruments			Liability Derivative Instruments
	June 30,	December 31,		June 30,	December 31,
	2016	2015		2016	2015
Commodity Swaps:
Prepaid Expense	$58,057	$234,409	Other Accrued Liabilities	$66,104	$—
Other Assets	13,126	44,539	Other Liabilities	76,458	5,137
Total Asset	$71,183	$278,948	Total Liability	$142,562	$5,137

Basis Only Swaps:
Prepaid Expense	$9,188	$5,429	Other Accrued Liabilities	$12,704	$12,206
Other Assets	6,999	1,093	Other Liabilities	7,693	1,569
Total Asset	$16,187	$6,522	Total Liability	$20,397	$13,775

The effect of derivative instruments on CONSOL Energy's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cash Received (Paid) in Settlement of Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	$91,302	$42,097	$173,449	$72,356
Propane	(114)	—	(114)	—
Natural Gas Basis Swaps	(10,853)	161	(8,669)	43
Total Cash Received in Settlement of Commodity Derivative Instruments	80,335	42,258	164,666	72,399

Non-Cash Portion of (Loss) Gain on Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	(306,376)	(60,277)	(344,398)	(29,173)
Propane	(526)	—	(792)	—
Natural Gas Basis Swaps	9,463	2,434	3,042	807
Reclassified from Accumulated OCI	17,724	32,907	33,162	63,434
Total Non-Cash Portion of (Loss) Gain on Commodity Derivative Instruments	(279,715)	(24,936)	(308,986)	35,068

(Loss) Gain on Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	(215,074)	(18,180)	(170,949)	43,183
Propane	(640)	—	(906)	—
Natural Gas Basis Swaps	(1,390)	2,595	(5,627)	850
Reclassified from Accumulated OCI	17,724	32,907	33,162	63,434
Total (Loss) Gain on Commodity Derivative Instruments	$(199,380)	$17,322	$(144,320)	$107,467

Changes in Accumulated OCI, net of tax, attributable to cash flow hedges that were de-designated December 31, 2014 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Beginning Balance – Accumulated OCI	$33,656	$102,207	$43,470	$121,521
Gain Reclassified from Accumulated OCI (Net of tax: $6,521, $12,103, $12,145, $23,316)	(11,203)	(20,804)	(21,017)	(40,118)
Ending Balance – Accumulated OCI	$22,453	$81,403	$22,453	$81,403

CONSOL Energy expects to reclassify an additional $22,453, net of tax of $12,866, out of Accumulated Other Comprehensive Income over the remaining period ended December 31, 2016.

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
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2016			Fair Value Measurements at December 31, 2015
Description	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Gas Derivatives	$—	$(75,589)	$—	$—	$266,558	$—
Murray Energy Guarantees	$—	$—	$(1,463)	$—	$—	$(1,228)

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$97,626	$97,626	$72,574	$72,574
Short-Term Notes Payable	$(466,000)	$(466,000)	$(952,000)	$(952,000)
Long-Term Debt	$(2,750,784)	$(2,374,724)	$(2,738,735)	$(1,808,936)
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

NOTE 16—SEGMENT INFORMATION:
CONSOL Energy consists of two principal business divisions: Exploration and Production (E&P) and Coal. The principal activity of the E&P division, which includes four reportable segments, is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P division's reportable segments are Marcellus, Utica, Coalbed Methane, and Other Gas. The Other Gas segment is primarily related to shallow oil and gas production and the Chattanooga Shale in Tennessee. It also includes the Company's purchased gas activities, selling, general and administrative activities, as well as various other activities assigned to the E&P division but not allocated to each individual well type.
The principal activities of the Coal division are mining, preparation and marketing of thermal coal, sold primarily to power generators. The Coal division's reportable segments are Pennsylvania (PA) Operations and Other Coal. For the six months ended June 30, 2016, the PA Operations aggregated segment includes the following mines: Bailey Mine, Enlow Fork Mine, Harvey Mine and the corresponding preparation plant facilities. For the six months ended June 30, 2016, the Other Coal segment includes coal terminal operations, closed and idle mine activities, the Company's purchased coal activities and selling, general and administrative activities, as well as various other activities assigned to the Coal division.
CONSOL Energy’s All Other division includes expenses from various other corporate activities that are not allocated to the E&P or Coal divisions.
Prior to classifying the Miller Creek Complex as held for sale in discontinued operations on June 30, 2016, the Other Coal Segment contained thermal coal sales geographically separated from PA Operations. See Note 2 - Discontinued Operations for more information.
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

Industry segment results for the three months ended June 30, 2016 are:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Operations	Other Coal	Total Coal	Other	Adjustments and Eliminations	Consolidated
Sales—Outside	$83,651	$41,037	$33,574	$9,671	$167,933	$250,562	$604	$251,166	$—	$—	$419,099
Gain (Loss) on Commodity Derivative Instruments	48,870	10,019	16,478	(274,747)	(199,380)	—	—	—	—	—	(199,380)
Other Outside Sales	—	—	—	—	—	—	8,059	8,059	—	—	8,059
Sales—Purchased Gas	—	—	—	7,929	7,929	—	—	—	—	—	7,929
Freight—Outside	—	—	—	—	—	11,186	261	11,447	—	—	11,447
Total Sales and Freight	$132,521	$51,056	$50,052	$(257,147)	$(23,518)	$261,748	$8,924	$270,672	$—	$—	$247,154
Earnings (Loss) Before Income Taxes	$13,304	$9,923	$5,218	$(322,944)	$(294,499)	$22,773	$642	$23,415	$(62,280)	$—	$(333,364)	(A)
Segment Assets					$6,511,352	$2,029,307	$650,870	$2,680,177	$470,809	$122,419	$9,784,757	(B)
Depreciation, Depletion and Amortization					$105,151	$41,698	$(11,629)	$30,069	$1	$—	$135,221
Capital Expenditures					$23,452	$13,099	$424	$13,523	$618	$—	$37,593

(A)     Includes equity in earnings of unconsolidated affiliates of $9,163 and $56 for E&P and Coal, respectively.
(B)    Includes investments in unconsolidated equity affiliates of $252,517 and $3,650 for E&P and Coal, respectively.

Industry segment results for the three months ended June 30, 2015 are:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Operations	Other Coal	Total Coal	Other	Adjustments and Eliminations	Consolidated
Sales—Outside	$81,321	$17,661	$46,640	$14,032	$159,654	$318,995	$—	$318,995	$—	$—	$478,649	(C)
Gain (Loss) on Commodity Derivative Instruments	18,260	—	18,752	(19,690)	17,322	—	—	—	—	—	17,322
Other Outside Sales	—	—	—	—	—	—	6,337	6,337	—	—	6,337
Sales—Purchased Gas	—	—	—	1,517	1,517	—	—	—	—	—	1,517
Freight—Outside	—	—	—	—	—	2,706	44	2,750	—	—	2,750
Intersegment Transfers	—	—	349	—	349	—	—	—	—	(349)	—
Total Sales and Freight	$99,581	$17,661	$65,741	$(4,141)	$178,842	$321,701	$6,381	$328,082	$—	$(349)	$506,575
(Loss) Earnings Before Income Taxes	$(1,528)	$(6,710)	$13,997	$(897,131)	$(891,372)	$61,804	$9,635	$71,439	$(58,610)	$(349)	$(878,892)	(D)
Segment Assets					$6,761,700	$2,090,674	$934,115	$3,024,789	$180,931	$998,441	$10,965,861	(E)
Depreciation, Depletion and Amortization					$89,850	$47,335	$945	$48,280	$5	$—	$138,135
Capital Expenditures					$289,152	$35,415	$1,489	$36,904	$3,822	$—	$329,878

(C)	Included in the Coal segment are sales of $51,676 to Duke Energy, which comprises over 10% of sales.

(D)	Includes equity in earnings of unconsolidated affiliates of $10,032 and $1,895 for E&P and Coal, respectively.
(E)    Includes investments in unconsolidated equity affiliates of $181,106 and $35,477 for E&P and Coal, respectively.

Industry segment results for the six months ended June 30, 2016 are:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Operations	Other Coal	Total Coal	Other	Adjustments and Eliminations	Consolidated
Sales—Outside	$179,789	$75,298	$75,493	$18,608	$349,188	$476,726	$604	$477,330	$—	$—	$826,518
Gain (Loss) on Commodity Derivative Instruments	97,434	20,028	35,599	(297,381)	(144,320)	—	—	—	—	—	(144,320)
Other Outside Sales	—	—	—	—	—	—	15,768	15,768	—	—	15,768
Sales—Purchased Gas	—	—	—	16,547	16,547	—	—	—	—	—	16,547
Freight—Outside	—	—	—	—	—	24,262	295	24,557	—	—	24,557
Intersegment Transfers	—	—	424	—	424	—	—	—	—	(424)	—
Total Sales and Freight	$277,223	$95,326	$111,516	$(262,226)	$221,839	$500,988	$16,667	$517,655	$—	$(424)	$739,070
Earnings (Loss) Before Income Taxes	$32,786	$13,179	$17,824	$(381,829)	$(318,040)	$45,847	$(14,398)	$31,449	$(112,277)	$(424)	$(399,292)	(F)
Segment Assets					$6,511,352	$2,029,307	$650,870	$2,680,177	$470,809	$122,419	$9,784,757	(G)
Depreciation, Depletion and Amortization					$210,866	$82,964	$(3,622)	$79,342	$1	$—	$290,209
Capital Expenditures					$86,314	$26,003	$1,041	$27,044	$1,899	$—	$115,257

(F)     Includes equity in earnings of unconsolidated affiliates of $24,761 and $1,123 for E&P and Coal, respectively.
(G)    Includes investments in unconsolidated equity affiliates of $252,517 and $3,650 for E&P and Coal, respectively.

Industry segment results for the six months ended June 30, 2015 are:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Operations	Other Coal	Total Coal	Other	Adjustments and Eliminations	Consolidated
Sales—Outside	$207,622	$36,264	$107,967	$32,239	$384,092	$703,432	$1,589	$705,021	$—	$—	$1,089,113
Gain on Commodity Derivative Instruments	31,051	—	32,410	44,006	107,467	—	—	—	—	—	107,467
Other Outside Sales	—	—	—	—	—	—	19,467	19,467	—	—	19,467
Sales—Purchased Gas	—	—	—	5,114	5,114	—	—	—	—	—	5,114
Freight—Outside	—	—	—	—	—	5,075	2,693	7,768	—	—	7,768
Intersegment Transfers	—	—	896	—	896	—	—	—	—	(896)	—
Total Sales and Freight	$238,673	$36,264	$141,273	$81,359	$497,569	$708,507	$23,749	$732,256	$—	$(896)	$1,228,929
Earnings (Loss) Before Income Taxes	$45,649	$(10,831)	$32,566	$(882,765)	$(815,381)	$160,205	$3,533	$163,738	$(188,140)	$(896)	$(840,679)	(H)
Segment Assets					$6,761,700	$2,090,674	$934,115	$3,024,789	$180,931	$998,441	$10,965,861	(I)
Depreciation, Depletion and Amortization					$177,294	$93,079	$9,903	$102,982	$12	$—	$280,288
Capital Expenditures					$539,455	$67,961	$2,310	$70,271	$6,758	$—	$616,484

(H)	Includes equity in earnings of unconsolidated affiliates of $18,410 and $4,840 for E&P and Coal, respectively.
(I)    Includes investments in unconsolidated equity affiliates of $181,106 and $35,477 for E&P and Coal, respectively.

Reconciliation of Segment Information to Consolidated Amounts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Loss Before Income Taxes:	2016	2015	2016	2015
Segment Loss Before Income Taxes for reportable business segments	$(271,084)	$(819,933)	$(286,591)	$(651,643)
Segment Loss Before Income Taxes for all other business segments	(14,853)	(12,087)	(14,985)	(18,762)
Interest expense, net	(47,427)	(46,506)	(97,292)	(101,627)
Eliminations	—	(349)	(424)	(896)
Loss on debt extinguishment	—	(17)	—	(67,751)
Loss Before Income Taxes	$(333,364)	$(878,892)	$(399,292)	$(840,679)

Total Assets:	June 30,
	2016	2015
Segment assets for total reportable business segments	$9,191,529	$9,786,489
Segment assets for all other business segments	197,333	80,358
Items excluded from segment assets:
Cash and other investments	97,547	9,942
Recoverable income taxes	—	21,211
Deferred tax assets	175,929	69,420
Discontinued Operations	122,419	998,441
Total Consolidated Assets	$9,784,757	$10,965,861

NOTE 17—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:
The payment obligations under the $74,470, 8.250% per annum senior notes due April 1, 2020, the $20,611, 6.375% per annum senior notes due March 1, 2021, the $1,855,175, 5.875% per annum senior notes due April 15, 2022, and the $493,891, 8.000% per annum senior notes due April 1, 2023 issued by CONSOL Energy are jointly and severally, and also fully and unconditionally, guaranteed by certain subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission (SEC), the following financial information sets forth separate financial information with respect to the parent, CNX Gas, a guarantor subsidiary, CNX Coal Resources LP (CNXC), a non-guarantor subsidiary, and the remaining guarantor and non-guarantor subsidiaries. The principal elimination entries include investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of all other wholly owned subsidiaries. These include, for example, deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

Income Statement for the Three Months Ended June 30, 2016 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$167,933	$—	$—	$—	$—	$167,933
Loss on Commodity Derivative Instruments	—	(199,380)	—	—	—	—	(199,380)
Coal Sales	—	—	201,054	50,112	—	—	251,166
Other Outside Sales	—	—	8,059	—	—	—	8,059
Purchased Gas Sales	—	7,929	—	—	—	—	7,929
Freight-Outside Coal	—	—	9,210	2,237	—	—	11,447
Miscellaneous Other Income	(431,586)	12,256	19,352	1,423	—	431,587	33,032
Gain on Sale of Assets	—	2,247	3,366	1	—	—	5,614
Total Revenue and Other Income	(431,586)	(9,015)	241,041	53,773	—	431,587	285,800
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	23,655	—	—	—	—	23,655
Transportation, Gathering and Compression	—	90,983	—	—	—	—	90,983
Production, Ad Valorem, and Other Fees	—	6,402	—	—	—	—	6,402
Depreciation, Depletion and Amortization	—	105,151	—	—	—	—	105,151
Exploration and Production Related Other Costs	—	2,823	—	—	—	—	2,823
Purchased Gas Costs	—	8,884	—	—	—	—	8,884
Other Corporate Expenses	—	30,656	—	—	—	—	30,656
Selling, General, and Administrative Costs	—	16,175	—	—	—	—	16,175
Total Exploration and Production Costs	—	284,729	—	—	—	—	284,729
Coal Costs
Operating and Other Costs	932	—	179,696	36,837	—	—	217,465
Depreciation, Depletion and Amortization	149	—	21,581	8,339	—	—	30,069
Freight Expense	—	—	9,210	2,237	—	—	11,447
Selling, General, and Administrative Costs	—	—	4,975	1,199	—	—	6,174
Other Corporate Expenses	—	—	3,892	463	—	—	4,355
Total Coal Costs	1,081	—	219,354	49,075	—	—	269,510
Other Costs
Miscellaneous Operating Expense	17,442	—	47	—	8	—	17,497
Depreciation, Depletion and Amortization	—	—	1	—	—	—	1
Interest Expense	42,991	755	1,590	2,091	—	—	47,427
Total Other Costs	60,433	755	1,638	2,091	8	—	64,925
Total Costs And Expenses	61,514	285,484	220,992	51,166	8	—	619,164
(Loss) Earnings Before Income Tax	(493,100)	(294,499)	20,049	2,607	(8)	431,587	(333,364)
Income Taxes	(23,272)	(117,034)	39,955	—	(3)	—	(100,354)
(Loss) Income From Continuing Operations	(469,828)	(177,465)	(19,906)	2,607	(5)	431,587	(233,010)
Loss From Discontinued Operations, net	—	—	—	—	(235,639)	—	(235,639)
Net (Loss) Income	(469,828)	(177,465)	(19,906)	2,607	(235,644)	431,587	(468,649)
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	1,179	1,179
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(469,828)	$(177,465)	$(19,906)	$2,607	$(235,644)	$430,408	$(469,828)

Balance Sheet at June 30, 2016 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$87,638	$75	$137	$8,961	$815	$—	$97,626
Accounts and Notes Receivable:
Trade	—	65,067	70,762	18,148	—	—	153,977
Other Receivables	35,224	54,548	4,261	92	—	—	94,125
Inventories	—	12,079	39,846	8,893	—	—	60,818
Prepaid Expenses	16,398	70,994	13,452	2,682	—	—	103,526
Current Assets of Discontinued Operations	—	—	—	—	16,168	—	16,168
Total Current Assets	139,260	202,763	128,458	38,776	16,983	—	526,240
Property, Plant and Equipment:
Property, Plant and Equipment	143,526	8,933,954	4,092,675	695,982	—	—	13,866,137
Less-Accumulated Depreciation, Depletion and Amortization	105,447	2,902,470	2,015,107	337,022	—	—	5,360,046
Property, Plant and Equipment of Discontinued Operations	—	—	—	—	103,085	—	103,085
Total Property, Plant and Equipment-Net	38,079	6,031,484	2,077,568	358,960	103,085	—	8,609,176
Other Assets:
Deferred Income Taxes	234,572	(58,643)	—	—	—	—	175,929
Investment in Affiliates	9,883,209	252,517	19,757	—	—	(9,899,316)	256,167
Other	63,051	24,588	109,255	17,185	—	—	214,079
Other Assets of Discontinued Operations	—	—	—	—	3,166	—	3,166
Total Other Assets	10,180,832	218,462	129,012	17,185	3,166	(9,899,316)	649,341
Total Assets	$10,358,171	$6,452,709	$2,335,038	$414,921	$123,234	$(9,899,316)	$9,784,757
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$19,794	$85,410	$45,968	$11,240	$—	$8,947	$171,359
Accounts Payable (Recoverable)-Related Parties	3,175,959	1,426,279	(4,384,694)	981	(209,578)	(8,947)	—
Current Portion of Long-Term Debt	(2,732)	6,244	797	59	—	—	4,368
Short-Term Notes Payable	466,000	—	—	—	—	—	466,000
Accrued Income Taxes	(53,567)	59,026	—	—	—	—	5,459
Other Accrued Liabilities	57,701	160,024	229,257	32,273	—	—	479,255
Current Liabilities of Discontinued Operations	—	—	—	—	24,938	—	24,938
Total Current Liabilities	3,663,155	1,736,983	(4,108,672)	44,553	(184,640)	—	1,151,379
Long-Term Debt:	2,424,590	30,110	105,293	194,505	1,254	—	2,755,752
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	—	619,220	—	—	—	619,220
Pneumoconiosis Benefits	—	—	116,118	1,866	—	—	117,984
Mine Closing	—	—	207,148	7,196	—	—	214,344
Gas Well Closing	—	134,790	29,326	79	—	—	164,195
Workers’ Compensation	—	—	66,267	2,420	—	—	68,687
Salary Retirement	87,321	—	—	—	—	—	87,321
Reclamation	—	—	246	—	—	—	246
Other	57,507	182,240	4,071	536	—	—	244,354
Deferred Credits and Other Liabilities of Discontinued Operations	—	—	—	—	89,845	—	89,845
Total Deferred Credits and Other Liabilities	144,828	317,030	1,042,396	12,097	89,845	—	1,606,196
Total CONSOL Energy Inc. Stockholders’ Equity	4,125,598	4,368,586	5,296,021	163,766	216,775	(10,045,148)	4,125,598
Noncontrolling Interest	—	—	—	—	—	145,832	145,832
Total Liabilities and Equity	$10,358,171	$6,452,709	$2,335,038	$414,921	$123,234	$(9,899,316)	$9,784,757

Income Statement for the Three Months Ended June 30, 2015 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$160,004	$—	$—	$—	$(350)	$159,654
Gain on Commodity Derivative Instruments	—	17,322	—	—	—	—	17,322
Coal Sales	—	—	255,196	63,799	—	—	318,995
Other Outside Sales	—	—	6,337	—	—	—	6,337
Purchased Gas Sales	—	1,517	—	—	—	—	1,517
Freight-Outside Coal	—	—	2,209	541	—	—	2,750
Miscellaneous Other Income	(565,923)	13,214	21,588	135	1,976	563,697	34,687
Gain on Sale of Assets	—	1,545	2,757	10	—	—	4,312
Total Revenue and Other Income	(565,923)	193,602	288,087	64,485	1,976	563,347	545,574
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	29,521	—	—	—	—	29,521
Transportation, Gathering and Compression	—	83,196	—	—	—	—	83,196
Production, Ad Valorem, and Other Fees	—	6,938	—	—	—	—	6,938
Depreciation, Depletion and Amortization	—	89,850	—	—	—	—	89,850
Exploration and Production Related Other Costs	—	2,324	—	—	(11)	11	2,324
Purchased Gas Costs	—	1,061	—	—	—	—	1,061
Other Corporate Expenses	—	20,622	—	—	—	—	20,622
Impairment of Exploration and Production Properties	—	828,905	—	—	—	—	828,905
Selling, General, and Administrative Costs	—	21,070	—	—	—	—	21,070
Total Exploration and Production Costs	—	1,083,487	—	—	(11)	11	1,083,487
Coal Costs
Operating and Other Costs	1,946	—	171,820	39,256	—	—	213,022
Depreciation, Depletion and Amortization	147	—	38,666	9,467	—	—	48,280
Freight Expense	—	—	2,209	541	—	—	2,750
Selling, General, and Administrative Costs	—	—	5,002	1,145	—	—	6,147
Other Corporate Expenses	—	—	8,435	1,772	—	—	10,207
Total Coal Costs	2,093	—	226,132	52,181	—	—	280,406
Other Costs
Miscellaneous Operating Expense	13,140	—	680	—	225	—	14,045
Depreciation, Depletion and Amortization	—	—	5	—	—	—	5
Loss on Debt Extinguishment	17	—	—	—	—	—	17
Interest Expense	44,264	1,484	1,626	2,328	30	(3,226)	46,506
Total Other Costs	57,421	1,484	2,311	2,328	255	(3,226)	60,573
Total Costs And Expenses	59,514	1,084,971	228,443	54,509	244	(3,215)	1,424,466
(Loss) Earnings Before Income Tax	(625,437)	(891,369)	59,644	9,976	1,732	566,562	(878,892)
Income Taxes	(22,136)	(351,270)	71,081	—	656	—	(301,669)
(Loss) Income From Continuing Operations	(603,301)	(540,099)	(11,437)	9,976	1,076	566,562	(577,223)
Loss From Discontinued Operations, net	—	—	—	—	(26,078)	—	(26,078)
Net (Loss) Income	$(603,301)	$(540,099)	$(11,437)	$9,976	$(25,002)	$566,562	$(603,301)

Balance Sheet at December 31, 2015:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$64,995	$75	$—	$6,531	$973	$—	$72,574
Accounts and Notes Receivable:
Trade	—	72,664	63,201	15,518	—	—	151,383
Other Receivables	18,933	99,001	3,424	377	—	—	121,735
Inventories	—	13,815	43,186	9,791	—	—	66,792
Recoverable Income Taxes	72,913	(59,026)	—	—	—	—	13,887
Prepaid Expenses	27,245	244,680	21,282	4,080	—	—	297,287
Current Assets of Discontinued Operations	—	—	—	—	81,106	—	81,106
Total Current Assets	184,086	371,209	131,093	36,297	82,079	—	804,764
Property, Plant and Equipment:
Property, Plant and Equipment	156,348	8,875,027	4,071,050	692,482	—	—	13,794,907
Less-Accumulated Depreciation, Depletion and Amortization	111,367	2,695,674	1,934,431	320,729	—	—	5,062,201
Property, Plant and Equipment of Discontinued Operations	—	—	—	—	936,670	—	936,670
Total Property, Plant and Equipment-Net	44,981	6,179,353	2,136,619	371,753	936,670	—	9,669,376
Other Assets:
Investment in Affiliates	9,701,145	234,803	6,293	—	—	(9,704,911)	237,330
Other	53,529	47,892	98,888	14,079	—	—	214,388
Other Assets of Discontinued Operations	—	—	—	—	4,044	—	4,044
Total Other Assets	9,754,674	282,695	105,181	14,079	4,044	(9,704,911)	455,762
Total Assets	$9,983,741	$6,833,257	$2,372,893	$422,129	$1,022,793	$(9,704,911)	$10,929,902
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$33,427	$149,930	$39,412	$14,023	$—	$13,817	$250,609
Accounts Payable (Recoverable)-Related Parties	1,786,710	1,521,444	(3,088,340)	3,452	(209,449)	(13,817)	—
Current Portion of Long-Term Debt	(2,777)	6,798	918	49	—	—	4,988
Short-Term Notes Payable	952,000	—	—	—	—	—	952,000
Other Accrued Liabilities	63,668	102,753	225,477	29,929	—	—	421,827
Current Liabilities of Discontinued Operations	—	—	—	—	51,514	—	51,514
Total Current Liabilities	2,833,028	1,780,925	(2,822,533)	47,453	(157,935)	—	1,680,938
Long-Term Debt:	2,423,247	33,141	105,770	181,046	5,001	—	2,748,205
Deferred Credits and Other Liabilities:
Deferred Income Taxes	(122,547)	197,176	—	—	—	—	74,629
Postretirement Benefits Other Than Pensions	—	—	630,892	—	—	—	630,892
Pneumoconiosis Benefits	—	—	110,356	1,547	—	—	111,903
Mine Closing	—	—	220,617	6,722	—	—	227,339
Gas Well Closing	—	135,174	28,591	77	—	—	163,842
Workers’ Compensation	—	—	67,469	2,343	—	—	69,812
Salary Retirement	91,596	—	—	—	—	—	91,596
Reclamation	—	—	25	—	—	—	25
Other	56,390	105,588	4,408	571	—	—	166,957
Deferred Credits and Other Liabilities of Discontinued Operations	—	—	—	—	107,988	—	107,988
Total Deferred Credits and Other Liabilities	25,439	437,938	1,062,358	11,260	107,988	—	1,644,983
Total CONSOL Energy Inc. Stockholders’ Equity	4,702,027	4,581,253	4,027,298	182,370	1,067,739	(9,858,660)	4,702,027
Noncontrolling Interest	—	—	—	—	—	153,749	153,749
Total Liabilities and Equity	$9,983,741	$6,833,257	$2,372,893	$422,129	$1,022,793	$(9,704,911)	$10,929,902

Income Statement for the Six Months Ended June 30, 2016 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$349,611	$—	$—	$—	$(423)	$349,188
Loss on Commodity Derivative Instruments	—	(144,320)	—	—	—	—	(144,320)
Coal Sales	—	—	381,985	95,345	—	—	477,330
Other Outside Sales	—	—	15,768	—	—	—	15,768
Purchased Gas Sales	—	16,547	—	—	—	—	16,547
Freight-Outside Coal	—	—	19,705	4,852	—	—	24,557
Miscellaneous Other Income	(498,206)	42,419	37,321	1,424	—	498,205	81,163
(Loss) Gain on Sale of Assets	—	(4,896)	3,243	(9)	—	—	(1,662)
Total Revenue and Other Income	(498,206)	259,361	458,022	101,612	—	497,782	818,571
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	51,394	—	—	—	—	51,394
Transportation, Gathering and Compression	—	184,957	—	—	—	—	184,957
Production, Ad Valorem, and Other Fees	—	14,705	—	—	—	—	14,705
Depreciation, Depletion and Amortization	—	210,866	—	—	—	—	210,866
Exploration and Production Related Other Costs	—	5,231	—	—	—	—	5,231
Purchased Gas Costs	—	16,752	—	—	—	—	16,752
Other Corporate Expenses	—	58,350	—	—	—	—	58,350
Selling, General, and Administrative Costs	—	33,738	—	—	—	—	33,738
Total Exploration and Production Costs	—	575,993	—	—	—	—	575,993
Coal Costs
Operating and Other Costs	1,935	—	332,268	67,631	—	—	401,834
Depreciation, Depletion and Amortization	302	—	62,448	16,592	—	—	79,342
Freight Expense	—	—	19,705	4,852	—	—	24,557
Selling, General, and Administrative Costs	—	—	8,229	2,431	—	—	10,660
Other Corporate Expenses	—	—	6,583	915	—	—	7,498
Total Coal Costs	2,237	—	429,233	92,421	—	—	523,891
Other Costs
Miscellaneous Operating Expense	20,450	—	206	—	30	—	20,686
Depreciation, Depletion and Amortization	—	—	1	—	—	—	1
Interest Expense	88,619	1,408	3,180	4,085	—	—	97,292
Total Other Costs	109,069	1,408	3,387	4,085	30	—	117,979
Total Costs And Expenses	111,306	577,401	432,620	96,506	30	—	1,217,863
(Loss) Earnings Before Income Tax	(609,512)	(318,040)	25,402	5,106	(30)	497,782	(399,292)
Income Taxes	(42,107)	(126,389)	44,936	—	(11)	—	(123,571)
(Loss) Income From Continuing Operations	(567,405)	(191,651)	(19,534)	5,106	(19)	497,782	(275,721)
Loss From Discontinued Operations, net	—	—	—	—	(289,391)	—	(289,391)
Net (Loss) Income	(567,405)	(191,651)	(19,534)	5,106	(289,410)	497,782	(565,112)
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	2,293	2,293
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(567,405)	$(191,651)	$(19,534)	$5,106	$(289,410)	$495,489	$(567,405)

Income Statement for the Six Months Ended June 30, 2015 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$384,989	$—	$—	$—	$(897)	$384,092
Gain on Commodity Derivative Instruments	—	107,467	—	—	—	—	107,467
Coal Sales	—	—	564,335	140,686	—	—	705,021
Other Outside Sales	—	—	19,467	—	—	—	19,467
Purchased Gas Sales	—	5,114	—	—	—	—	5,114
Freight-Outside Coal	—	—	6,753	1,015	—	—	7,768
Miscellaneous Other Income	(403,747)	27,820	43,217	351	4,276	399,291	71,208
Gain on Sale of Assets	—	2,186	4,075	25	—	—	6,286
Total Revenue and Other Income	(403,747)	527,576	637,847	142,077	4,276	398,394	1,306,423
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	66,777	—	—	—	—	66,777
Transportation, Gathering and Compression	—	158,717	—	—	—	—	158,717
Production, Ad Valorem, and Other Fees	—	16,130	—	—	—	—	16,130
Depreciation, Depletion and Amortization	—	177,294	—	—	—	—	177,294
Exploration and Production Related Other Costs	—	4,364	—	—	(6)	6	4,364
Purchased Gas Costs	—	4,018	—	—	—	—	4,018
Other Corporate Expenses	—	39,718	—	—	—	—	39,718
Impairment of Exploration and Production Properties	—	828,905	—	—	—	—	828,905
Selling, General, and Administrative Costs	—	42,894	—	—	—	—	42,894
Total Exploration and Production Costs	—	1,338,817	—	—	(6)	6	1,338,817
Coal Costs
Operating and Other Costs	3,594	—	385,801	85,370	—	—	474,765
Depreciation, Depletion and Amortization	293	—	84,073	18,616	—	—	102,982
Freight Expense	—	—	6,753	1,015	—	—	7,768
Selling, General, and Administrative Costs	—	—	10,334	2,344	—	—	12,678
Other Corporate Expenses	—	—	13,584	2,698	—	—	16,282
Total Coal Costs	3,887	—	500,545	110,043	—	—	614,475
Other Costs
Miscellaneous Operating Expense	23,202	—	766	—	452	—	24,420
Depreciation, Depletion and Amortization	2	—	10	—	—	—	12
Loss on Debt Extinguishment	67,751	—	—	—	—	—	67,751
Interest Expense	97,110	4,139	3,186	4,709	76	(7,593)	101,627
Total Other Costs	188,065	4,139	3,962	4,709	528	(7,593)	193,810
Total Costs And Expenses	191,952	1,342,956	504,507	114,752	522	(7,587)	2,147,102
(Loss) Earnings Before Income Tax	(595,699)	(815,380)	133,340	27,325	3,754	405,981	(840,679)
Income Taxes	(71,428)	(306,176)	59,531	—	1,421	—	(316,652)
(Loss) Income From Continuing Operations	(524,271)	(509,204)	73,809	27,325	2,333	405,981	(524,027)
Loss From Discontinued Operations, net	—	—	—	—	(244)	—	(244)
Net (Loss) Income	$(524,271)	$(509,204)	$73,809	$27,325	$2,089	$405,981	$(524,271)

Cash Flow for the Six Months Ended June 30, 2016 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Continuing Operations	$513,635	$77,812	$21,417	$18,934	$(412,027)	$(13,463)	$206,308
Net Cash Provided by Discontinued Operating Activities	—	—	—	—	17,433	—	17,433
Net Cash Provided by (Used in) Operating Activities	$513,635	$77,812	$21,417	$18,934	$(394,594)	$(13,463)	$223,741
Cash Flows from Investing Activities:
Capital Expenditures	$(1,899)	$(86,314)	$(21,842)	$(5,202)	$—	$—	$(115,257)
Proceeds From Sales of Assets	—	13,700	4,569	15	—	—	18,284
(Investments in), net of Distributions from, Equity Affiliates	—	(2,145)	(3,433)	—	—	—	(5,578)
Net Cash Used in Continuing Operations	(1,899)	(74,759)	(20,706)	(5,187)	—	—	(102,551)
Net Cash Provided by Discontinued Investing Activities	—	—	—	—	394,511	—	394,511
Net Cash (Used in) Provided by Investing Activities	$(1,899)	$(74,759)	$(20,706)	$(5,187)	$394,511	$—	$291,960
Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(486,000)	$—	$—	$—	$—	$—	$(486,000)
Payments on Miscellaneous Borrowings	(803)	(3,053)	(574)	(29)	—	—	(4,459)
Proceeds from Revolver - MLP	—	—	—	13,000	—	—	13,000
Distributions to Noncontrolling Interest	—	—	—	(24,288)	—	13,463	(10,825)
Dividends Paid	(2,294)	—	—	—	—	—	(2,294)
Proceeds from Issuance of Common Stock	4	—	—	—	—	—	4
Net Cash (Used in) Provided by Continuing Operations	(489,093)	(3,053)	(574)	(11,317)	—	13,463	(490,574)
Net Cash Used in Discontinued Financing Activities	—	—	—	—	(75)	—	(75)
Net Cash (Used in) Provided by Financing Activities	$(489,093)	$(3,053)	$(574)	$(11,317)	$(75)	$13,463	$(490,649)

Cash Flow for the Six Months Ended June 30, 2015 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Continuing Operations	$(362,496)	$475,631	$83,091	$38,538	$(27,257)	$40,196	$247,703
Net Cash Provided by Discontinued Operating Activities	—	—	—	—	46,512	—	46,512
Net Cash (Used in) Provided by Operating Activities	$(362,496)	$475,631	$83,091	$38,538	$19,255	$40,196	$294,215
Cash Flows from Investing Activities:
Capital Expenditures	$(6,758)	$(539,455)	$(56,678)	$(13,593)	$—	$—	$(616,484)
Proceeds From Sales of Assets	—	2,607	4,279	45	—	—	6,931
(Investments in), net of Distributions from, Equity Affiliates	—	(36,201)	(7,560)	—	—	—	(43,761)
Net Cash Used in Continuing Operations	(6,758)	(573,049)	(59,959)	(13,548)	—	—	(653,314)
Net Cash Used in Discontinued Investing Activities	—	—	—	—	(19,301)	—	(19,301)
Net Cash Used in Investing Activities	$(6,758)	$(573,049)	$(59,959)	$(13,548)	$(19,301)	$—	$(672,615)
Cash Flows from Financing Activities:
Proceeds from (Payments on) Short-Term Borrowings	$1,058,000	$70,000	$—	$—	$—	$(70,000)	$1,058,000
(Payments on) Proceeds from Miscellaneous Borrowings	(788)	(3,180)	(4,875)	4,814	—	—	(4,029)
Payments on Long-Term Borrowings	(1,263,719)	—	—	—	—	—	(1,263,719)
Proceeds from Long-Term Borrowings	492,760	—	—	—	—	—	492,760
Proceeds from Securitization Facility	38,669	—	—	—	—	—	38,669
Net Change in Parent Advancements	—	—	—	(29,804)	—	29,804	—
Tax Benefit from Stock-Based Compensation	198	—	—	—	—	—	198
Dividends Paid	(28,711)	—	—	—	—	—	(28,711)
Proceeds from Issuance of Common Stock	8,288	—	—	—	—	—	8,288
Treasury Stock Activity	(71,674)	—	—	—	—	—	(71,674)
Debt Issuance and Financing Fees	—	—	(18,257)	—	—	—	(18,257)
Net Cash Provided by (Used in) Continuing Operations	233,023	66,820	(23,132)	(24,990)	—	(40,196)	211,525
Net Cash Used in Discontinued Financing Activities	—	—	—	—	(83)	—	(83)
Net Cash Provided by (Used in) Financing Activities	$233,023	$66,820	$(23,132)	$(24,990)	$(83)	$(40,196)	$211,442

Statement of Comprehensive Income for the Three Months Ended June 30, 2016 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net (Loss) Income	$(469,828)	$(177,465)	$(19,906)	$2,607	$(235,644)	$431,587	$(468,649)
Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments	8,045	—	8,062	(17)	—	(8,045)	8,045
Reclassification of Cash Flow Hedge from OCI to Earnings	(11,203)	(11,203)	—	—	—	11,203	(11,203)
Other Comprehensive (Loss) Income:	(3,158)	(11,203)	8,062	(17)	—	3,158	(3,158)
Comprehensive (Loss) Income	(472,986)	(188,668)	(11,844)	2,590	(235,644)	434,745	(471,807)
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	1,179	1,179
Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(472,986)	$(188,668)	$(11,844)	$2,590	$(235,644)	$433,566	$(472,986)

Statement of Comprehensive Income for the Three Months Ended June 30, 2015 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net (Loss) Income	$(603,301)	$(540,099)	$(11,437)	$9,976	$(25,002)	$566,562	$(603,301)
Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments	9,467	—	9,854	(387)	—	(9,467)	9,467
Reclassification of Cash Flow Hedge from OCI to Earnings	(20,804)	(20,804)	—	—	—	20,804	(20,804)
Other Comprehensive (Loss) Income:	(11,337)	(20,804)	9,854	(387)	—	11,337	(11,337)
Comprehensive (Loss) Income	$(614,638)	$(560,903)	$(1,583)	$9,589	$(25,002)	$577,899	$(614,638)

Statement of Comprehensive Income for the Six Months Ended June 30, 2016 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net (Loss) Income	$(567,405)	$(191,651)	$(19,534)	$5,106	$(289,410)	$497,782	$(565,112)
Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments	5,561	—	5,598	(37)	—	(5,561)	5,561
Reclassification of Cash Flow Hedge from OCI to Earnings	(21,017)	(21,017)	—	—	—	21,017	(21,017)
Other Comprehensive (Loss) Income:	(15,456)	(21,017)	5,598	(37)	—	15,456	(15,456)
Comprehensive (Loss) Income	(582,861)	(212,668)	(13,936)	5,069	(289,410)	513,238	(580,568)
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	2,293	2,293
Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(582,861)	$(212,668)	$(13,936)	$5,069	$(289,410)	$510,945	$(582,861)

Statement of Comprehensive Income for the Six Months Ended June 30, 2015 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net (Loss) Income	$(524,271)	$(509,204)	$73,809	$27,325	$2,089	$405,981	$(524,271)
Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments	9,318	—	10,707	(1,389)	—	(9,318)	9,318
Reclassification of Cash Flow Hedge from OCI to Earnings	(40,118)	(40,118)	—	—	—	40,118	(40,118)
Other Comprehensive (Loss) Income:	(30,800)	(40,118)	10,707	(1,389)	—	30,800	(30,800)
Comprehensive (Loss) Income	$(555,071)	$(549,322)	$84,516	$25,936	$2,089	$436,781	$(555,071)

NOTE 18—RELATED PARTY TRANSACTIONS:
CONE Gathering LLC (CONE) and CONE Midstream Partners LP (the Partnership)

During the six months ended June 30, 2016, additional capital contributions of $94 were made to CONE and additional capital contributions of $2,051 were made to the Partnership. The capital contributions were offset by $9,192 of distributions from the Partnership. During the six months ended June 30, 2015, additional capital contributions of $8,387 were made to CONE, and additional capital contributions of $42,750 were made to the Partnership, offset in part, by $8,162 of distributions from the Partnership.

Following the Partnership IPO in September 2014, CONE has a 2% general partner interest in the Partnership, while each sponsor has a 32.1% limited partner interest. CNX Gas Company accounts for its portion of the earnings in the Partnership under the equity method of accounting. At June 30, 2016, CNX Gas Company and Noble Energy each continue to own a 50% interest in the assets of CONE that were not contributed to the Partnership. Equity in earnings of affiliates during the three months ended June 30, 2016 and 2015 related to CONE was $753 and $4,538, respectively. Equity in earnings of affiliates during the three months ended June 30, 2016 and 2015 related to the Partnership was $7,452 and $4,843, respectively. For the six months ended June 30, 2016 and 2015, equity in earnings of affiliates related to CONE was $7,146 and $7,676, respectively. For the six months ended June 30, 2016 and 2015, equity in earnings affiliates related to the Partnership was $15,410 and $9,361, respectively.

During the six months ended June 30, 2016 and 2015, CONE and the Partnership provided gathering services to CNX Gas Company in the ordinary course of business. Gathering services provided were $29,976 and $24,926 for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, gathering services were $61,993 and $47,286, respectively. These costs were included in Transportation, Gathering and Compression Costs on CONSOL Energy’s accompanying Consolidated Statements of Income. At June 30, 2016 and December 31, 2015, CONSOL Energy had a net payable of $7,542 and $12,216 respectively, due to both the Partnership and CONE primarily for accrued but unpaid gathering services. The net payable for both periods is included in Accounts Payable on CONSOL Energy’s accompanying Consolidated Balance Sheets.

During the three months ended June 30, 2016 and 2015, CONSOL Energy purchased no supply inventory from the Partnership. During the six months ended June 30, 2016 and 2015, CONSOL Energy purchased no supply inventory and $2,239 of supply inventory from the Partnership, respectively.

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

The total net proceeds related to these transactions that were distributed to CONSOL Energy were $342,711.

Charges for services from CONSOL Energy include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating and Other Costs	$1,016	$1,155	$2,029	$1,795
Selling, General and Administrative Expenses	962	1,897	1,896	3,525
Total Services from CONSOL Energy	$1,978	$3,052	$3,925	$5,320

At June 30, 2016 and December 31, 2015, CNXC had a net payable to CONSOL Energy in the amount of $981 and $3,452, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the omnibus agreement.

NOTE 19—STOCK REPURCHASE:

In December 2014, CONSOL Energy's Board of Directors approved a stock repurchase program under which CONSOL Energy may purchase from time to time up to $250,000 of its common stock over the next two years. Under the terms of the program, CONSOL Energy may make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. Any repurchases of common stock will be funded from available cash on hand or short-term borrowings. The program does not obligate CONSOL Energy to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The program will be conducted in compliance with applicable legal requirements and within the limits imposed by any credit agreement, receivables purchase agreement or indenture and shall be subject to market conditions and other factors. During the three and six months ended June 30, 2016, and during the three months ended June 30, 2015, no shares were repurchased. During the six months ended June 30, 2015, 2,213,100 shares were repurchased and retired at an average price of $32.37 per share.

NOTE 20—RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2016, the FASB issued Update 2016-13 - Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this, the amendments in this Update replace the incurred loss impairment methodology in current Generally Accepted Accounting Principals ("GAAP") with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The amendments in this Update will be applied using a modified-retrospective approach and, for public entities, are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted for fiscal years beginning after December 15, 2018 and interim periods within those annual periods. The Company is currently evaluating the impact this guidance may have on CONSOL Energy's financial statements.
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The objective of the amendments in this update is to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and should disclose sufficient information, both qualitative and quantitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The following updates to Topic 606 were made during 2016:
•In March 2016, the FASB updated Topic 606 by issuing ASU 2016-08 "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies how an entity determines whether it is a principal or an agent for goods or services promised to a customer as well as the nature of the goods or services promised to their customers.
•In April 2016, the FASB issued Update 2016-10 - Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which seeks to address implementation issues in the areas of identifying performance obligations and licensing.
•In May 2016, the FASB issued Update 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. The update, which was issued in response to feedback received by the FASB-IASB joint revenue recognition transition resource group (TRG), seeks to address implementation issues in the areas of collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.
After considering the FASB's issuance of a standard that delayed application of Topic 606 by one year, the new standards are effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the method of adoption as it relates to ASU 2014-09 and the impacts that these standards will have on our financial statements.

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
NOTE 21—SUBSEQUENT EVENTS:

On July 19, 2016, certain subsidiaries of CONSOL Energy entered into two related purchase agreements with Southeastern Land, LLC, related to the sale of the Miller Creek Mining Complex and Fola Mining Complex Central Appalachia mining operations. The Miller Creek Complex, located in West Virginia, has an active surface mining operation, which produced 2.1 million tons in 2015, and two underground mines, which are idle. Fola is a closed surface mining operation in West Virginia, which CONSOL Energy acquired as part of the AMVEST acquisition in 2007. The Miller Creek and Fola Mining Complexes each have approximately 114,000 million tons of owned and leased coal reserves and they have a total of $102,803 of mine closing and reclamation liabilities on CONSOL Energy’s Consolidated Balance Sheets. Closing of the transaction is subject to a number of conditions, but the transaction is expected to close in the third quarter. In the transaction, the buyer will acquire the Miller Creek and Fola assets and will assume the Miller Creek and Fola mine closing and reclamation liabilities; in order to equalize the value exchange, CONSOL Energy will pay the buyer approximately $27,000 cash at the closing (a portion of which will be held in escrow for purposes of obtaining the surety bonds required for the permits to transfer) and an additional $17,200 in installments over the next four years. These payments will result in an additional loss of $44,200 being recorded upon the closing of the transaction.
Also on July 19, 2016, the Board of Directors of CNX Coal Resources GP LLC, the general partner of CNX Coal Resources LP, declared a cash distribution to the Partnership's common unitholders for the second quarter of 2016 of $0.5125 and the general partner interest for the second quarter of 2016. The cash distribution will be paid on August 15, 2016 to the common unitholders of record at the close of business on August 8, 2016. The general partner elected not to pay a distribution to holders of subordinated units, which are held in their entirety by CONSOL Energy, in respect of the period ended June 30, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

CONSOL Energy's E&P production increased by 32% in the just-ended quarter, compared to the year-earlier quarter. Despite increased production, the E&P Division had a loss before income tax of $294 million in the second quarter of 2016 due primarily to an unrealized loss on commodity derivative instruments, related to changes in the fair market value of existing hedges on a mark-to-market basis, as well as, lower commodity prices in the current period.

For the second quarter of 2016, CONSOL Energy's average sales price for natural gas, natural gas liquids (NGLs), oil, and condensate was $2.50 per Mcfe. CONSOL Energy's average price for natural gas was $1.58 per Mcf for the quarter and, including cash settlements from hedging, was $2.49 per Mcf. The average realized price for all liquids for the second quarter of 2016 was $15.73 per barrel.

During the second quarter of 2016, CONSOL Energy's E&P Division achieved record production of 99.3 Bcfe, or an increase of 32% from the 75.5 Bcfe produced in the year-earlier quarter. The E&P Division's total unit cash costs declined during the quarter to $1.23 per Mcfe, compared to $1.58 per Mcfe during the year-earlier quarter, or an improvement of approximately 22%, driven by reductions to lease operating and gathering, transportation, and compression expenses.

In April, CONSOL Energy began recovering and selling ethane primarily via the Sunoco Logistics' Mariner East project, which ships ethane to the Marcus Hook Industrial Complex for export. These ethane sales are expected to improve NGL netbacks. On an equivalent basis, during the second quarter of 2016 these ethane sales yielded a significantly higher price than the Texas Eastern M2 market where sales would generally have occurred had the volumes been rejected into the natural gas stream. CONSOL Energy expects further revenue enhancement in 2016 and beyond as its recovered ethane volumes grow and as the Mariner East project expands in 2017.

Also during the second quarter of 2016, the Coal Division's total unit costs were $34.46 per ton, compared to $44.15 per ton in the year-earlier quarter.

CONSOL Energy's Board of Directors approved the sale of the Fola and Miller Creek Mines in the second quarter. The Company was actively marketing these mines for sale, and believed the transaction would close within twelve months. As such, the expected sale causes the Company to classify these assets as held for sale in discontinued operations on CONSOL Energy's Consolidated Balance Sheets, include the results of operations in discontinued operations on the Consolidated Statements of Income and cash flows from discontinued operations in the Consolidated Statements of Cash Flow.

CONSOL Energy 2016 - 2017 Guidance

E&P DIVISION GUIDANCE

CONSOL Energy plans to add back two horizontal rigs to resume drilling starting in August 2016. The Company expects to drill eight dry Utica Shale wells, located in Monroe County, Ohio, where CONSOL Energy maintains a 100% working interest, and two Marcellus Shale wells, located in Washington County, Pennsylvania, which fall within the joint venture where CONSOL Energy maintains a 50% working interest. Despite the planned increase in drilling activity and due to continued capital efficiency improvements, the Company expects it's E&P Division capital budget for 2016 to be between $190 million and $205 million which is lower than the previous quarter's guidance.

CONSOL Energy increased its annual 2016 E&P Division production to 380-385 Bcfe, compared to previous quarter's guidance of approximately 378 Bcfe.

Total hedged natural gas production in the 2016 third quarter is 75.6 Bcf. The annual gas hedge position is shown in the table below:

	2016	2017
Total Yearly Production (Bcfe)	380-385	TBD*
Volumes Hedged (Bcf), as of 7/13/16	268.5**	224.2
* 2017 production will be a function of the second half of 2016 capital program, continued debottlenecking initiatives, and the company's drilled but uncompleted (DUC) well inventory.
** Includes actual settlements of 128.1 Bcf.

CONSOL Energy's hedged gas volumes include a combination of NYMEX financial hedges and index financial hedges (NYMEX plus basis). In addition, to protect the NYMEX hedge volumes from basis exposure, CONSOL enters into basis-only financial hedges and physical sales with fixed basis at certain sales points. CONSOL Energy's gas hedge position is shown in the table below:

GAS HEDGES

	Q3 2016	2016	2017
Total NYMEX + Basis* (Bcf)	72.1	263.6	187.1
Average Hedge Price ($/Mcf)	$2.79	$3.04	$2.61

NYMEX Only Hedges Exposed to Basis (Bcf)	-	-	37.1
Average Hedge Price ($/Mcf)	-	-	$3.01

Physical Sales With Fixed Basis Exposed to NYMEX (Bcf)	3.5	4.9	-
Average Hedge Basis Value ($/Mcf)	$(0.29)	$(0.09)	-
* Includes physical sales with fixed basis in Q3 2016, 2016, and 2017 of 18.3 Bcf, 77.0 Bcf, and 28.3 Bcf, respectively.

During the second quarter of 2016, CONSOL Energy added additional NYMEX natural gas hedges of 17.6 Bcf for 2016 and 14.0 Bcf for 2017. In addition, to help mitigate basis exposure on NYMEX hedges, in the second quarter, CONSOL added 18.8 Bcf and 70.6 Bcf of basis hedges for 2016 and 2017, respectively. CONSOL also has hedges in place for a portion of its 2018, 2019, and 2020 production.

CONSOL Energy's 2016 NYMEX plus basis natural gas hedge position has increased to 263.6 Bcf at an average hedge price of $3.04 per Mcf. NYMEX plus basis hedge volumes are not exposed to basis differentials but instead have protected revenue. As a result, in 2016, NYMEX plus basis gas hedges should lock in revenue of approximately $800 million.

During the second quarter of 2016, CONSOL Energy continued to add NGL (propane) hedges, along with direct sales contracts to counterparties. Excluding actual 2016 settlements of 2.3 million gallons, CONSOL currently has 10.4 million gallons of propane directly hedged through March of 2017 at an average price of $0.48 per gallon.

COAL DIVISION GUIDANCE

CONSOL Energy expects annual 2016 Pennsylvania Operations sales to be approximately 24.0-25.5 million tons.

CONSOL Energy expects 2016 total Coal Division capital expenditures to be between $105-$125 million, which includes Pennsylvania Operations capital expenditures of $90-$100 million. On a normalized basis, the Coal Division expects maintenance of production capital of $5-$6 per ton.

Results of Operations - Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015
Net Loss Attributable to CONSOL Energy Shareholders
CONSOL Energy reported a net loss attributable to CONSOL Energy shareholders of $470 million, or a dilutive loss per share of $2.05, for the three months ended June 30, 2016, compared to a net loss attributable to CONSOL Energy shareholders of $603 million, or a dilutive loss per of $2.64, for the three months ended June 30, 2015. The breakdown of the net loss is as follows:

	For the Three Months Ended June 30,
(Dollars in thousands)	2016	2015	Variance
Loss from Continuing Operations	$(233,010)	$(577,223)	$344,213
Loss from Discontinued Operations	(235,639)	(26,078)	(209,561)
Net Loss	$(468,649)	$(603,301)	$134,652
Less: Net Income Attributable to Noncontrolling Interest	1,179	—	1,179
Net Loss Attributable to CONSOL Energy Shareholders	$(469,828)	$(603,301)	$133,473

CONSOL Energy consists of two principal business divisions: Exploration and Production (E&P) and Coal. The total E&P division includes four segments: Marcellus, Utica, Coalbed Methane (CBM), and Other Gas. The Coal division includes two segments: Pennsylvania (PA) Operations and Other Coal.

The total E&P division contributed a loss before income tax of $294 million for the three months ended June 30, 2016 compared to a loss before income tax of $891 million for the three months ended June 30, 2015.

The following table presents a breakout of net liquid and natural gas sales information to assist in the understanding of the Company’s natural gas production and sales portfolio:

	For the Three Months Ended June 30,
in thousands (unless noted)	2016	2015	Variance	Percent Change
LIQUIDS
NGLs:
Sales Volume (MMcfe)	8,958	7,235	1,723	23.8%
Sales Volume (Mbbls)	1,493	1,206	287	23.8%
Gross Price ($/Bbl)	$12.84	$12.48	$0.36	2.9%
Gross Revenue	$19,207	$15,021	$4,186	27.9%

Oil:
Sales Volume (MMcfe)	114	162	(48)	(29.6)%
Sales Volume (Mbbls)	19	27	(8)	(29.6)%
Gross Price ($/Bbl)	$33.72	$46.14	$(12.42)	(26.9)%
Gross Revenue	$643	$1,243	$(600)	(48.3)%

Condensate:
Sales Volume (MMcfe)	1,478	1,668	(190)	(11.4)%
Sales Volume (Mbbls)	246	278	(32)	(11.5)%
Gross Price ($/Bbl)	$31.68	$31.26	$0.42	1.3%
Gross Revenue	$7,803	$8,690	$(887)	(10.2)%

GAS
Sales Volume (MMcf)	88,718	66,426	22,292	33.6%
Sales Price ($/Mcf)	$1.58	$2.03	$(0.45)	(22.2)%
Gross Revenue	$140,280	$135,048	$5,232	3.9%

Hedging Impact ($/Mcf)	$0.91	$0.64	$0.27	42.2%
Gain on Commodity Derivative Instruments - Cash Settlement	$80,334	$42,257	$38,077	90.1%

Total gas production was 99.3 Bcfe for the three months ended June 30, 2016, compared to 75.5 Bcfe for the three months ended June 30, 2015.

The average sales price, including the effects of derivative instruments, and average costs for all active E&P operations were as follows:

	For the Three Months Ended June 30,
	2016	2015	Variance	Percent Change
Average Sales Price (per Mcfe)	$2.50	$2.68	$(0.18)	(6.7)%
Average Costs (per Mcfe)	2.27	2.76	0.49	17.8%
Margin	$0.23	$(0.08)	$0.31	387.5%

Total E&P division Natural Gas, NGLs, and Oil sales were $168 million for the three months ended June 30, 2016, compared to $160 million for the three months ended June 30, 2015. The increase was primarily due to the 31.5% increase in total volumes sold, offset in part, by the 6.7% decrease in average sales price per Mcfe. The decrease in average sales price was the result of the overall decrease in general market prices. The decrease in general market prices was offset, in part, by various gas swap transactions that occurred throughout both periods.

Changes in the average costs per Mcfe were primarily related to the following items:

•
The improvement in unit costs is primarily due to the continuing shift towards lower cost Marcellus and Utica Shale production and the 31.5% increase in total volumes sold in the period-to-period comparison. Marcellus production made up 53.5% of natural gas and liquid sales volumes for the three months ended June 30, 2016, compared to 52.9% for the three months ended June 30, 2015. Utica production made up 23.5% of natural gas and liquid sales volumes in the three months ended June 30, 2016, compared to 14.1% in the three months ended June 30, 2015.

•
Gathering expenses decreased on a per unit basis in the period-to-period comparison due to the overall increase in natural gas sales volumes. The decrease in unit costs was partially offset by an increase in total dollars related to an increase in utilized firm transportation costs, increased processing fees associated with NGLs, and an increase in CONE gathering expense directly related to the increase in Marcellus production. See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
Depreciation, depletion and amortization decreased on a per unit basis primarily due to the adjustment to our shallow oil and gas rates following impairment in the carrying value that was recognized in the second quarter of 2015, as well as the increase in natural gas sales volumes from our lower cost Marcellus and Utica production. The decrease was offset, in part, by an overall increase in rates due to the reduction in the 2015 year-end reserves.

•
Lifting costs also decreased on a per unit basis in the period-to-period comparison due to a decrease in well tending costs, employee related costs and due to the overall increase in natural gas sales volumes. The decrease in unit costs was partially offset by an increase in salt water disposal costs.

The total Coal division had earnings before income taxes from continuing operations of $23 million for the three months ended June 30, 2016, compared to earnings before income tax from continuing operations of $71 million for the three months ended June 30, 2015. The total coal division sold 6.2 million tons of coal produced from CONSOL Energy mines for the three months ended June 30, 2016, compared to 5.7 million tons for the three months ended June 30, 2015.
The average sales price and average cost of goods sold per ton for continuing coal operations were as follows:

	For the Three Months Ended June 30,
	2016	2015	Variance	Percent Change
Average Sales Price per ton sold	$40.61	$56.21	$(15.60)	(27.8)%
Average Cost of Goods Sold per ton	34.46	44.15	9.69	21.9%
Margin	$6.15	$12.06	$(5.91)	(49.0)%

The lower average coal sales price per ton sold in the 2016 period was primarily the result of the overall decline in both the domestic and global thermal coal markets. The coal division priced 2.2 million tons on the export market for the three months ended June 30, 2016, compared to 1.0 million tons for the three months ended June 30, 2015. All other tons were sold on the domestic market.

Changes in the average cost of goods sold per ton were driven by the reduction of staffing levels and a realignment of employee benefits. All of the above steps resulted in more consistent operating schedules, reduced labor costs and improved productivity.
The Other division includes other business activities not assigned to the E&P or Coal divisions and income taxes. The Other division had net income of $39 million for the three months ended June 30, 2016, compared to net income of $243 million for the three months ended June 30, 2015.
Selling, general and administrative (SG&A) costs are allocated between divisions (E&P, Coal and Other) based primarily on a percentage of total revenue and a percentage of total projected capital expenditures. Upon execution of the CNX Coal Resources LP (CNXC) initial public offering (IPO), CNXC entered into a service agreement with CONSOL Energy to provide certain selling, general and administrative services. These services are paid for monthly based on an agreed upon fixed fee that is reset annually, at a minimum. See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

SG&A costs are excluded from the E&P and Coal unit costs above. SG&A costs were $22 million for the three months ended June 30, 2016, compared to $27 million for the three months ended June 30, 2015. SG&A costs decreased due to the following items:

	For the Three Months Ended June 30,
(in millions)	2016	2015	Variance	Percent Change
Employee Wages and Related Expenses	$11	$15	$(4)	(26.7)%
Consulting and Professional Services	4	4	—	—%
Rent	2	2	—	—%
Advertising and Promotion	2	2	—	—%
Miscellaneous	3	4	(1)	(25.0)%
Total Company Selling, General and Administrative Expense	$22	$27	$(5)	(18.5)%

•	Employee Wages and Related Expenses decreased $4 million primarily due to the Company reorganization that occurred during the second half of 2015 and the first quarter of 2016.

•	Miscellaneous items decreased $1 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Total Company long-term liabilities, such as OPEB, the salary retirement plan, workers' compensation, Coal Workers' Pneumoconiosis (CWP), and long-term disability are actuarially calculated for the Company as a whole. In general, the expenses are then allocated to operational units based upon criteria specific to each liability. Total CONSOL Energy continuing operations expense related to actuarial liabilities was $25 million for the three months ended June 30, 2016, compared to income of $19 million for the three months ended June 30, 2015. The increase of $44 million is primarily due to modifications made to the OPEB and Pension plans in May 2015. See Note 16 - Pension and Other Postretirement Benefits Plans and Note 17 - Coal Workers' Pneumoconiosis (CWP) and Workers' Compensation in the Notes to the Audited Financial Statements in our December 31, 2015 Form 10-K and Note 5 - Components of Pension and OPEB Plans Net Periodic Benefit Costs in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional details.

TOTAL E&P DIVISION ANALYSIS for the three months ended June 30, 2016 compared to the three months ended June 30, 2015:
The E&P division had a loss before income tax of $294 million for the three months ended June 30, 2016 compared to a loss before income tax of $891 million for the three months ended June 30, 2015. Variances by individual E&P segment are discussed below.

	For the Three Months Ended					Difference to Three Months Ended
	June 30, 2016					June 30, 2015
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGLs and Oil Sales	84	41	34	9	168	2	23	(13)	(4)	8
Gain (Loss) on Commodity Derivative Instruments	49	10	16	(274)	(199)	31	10	(3)	(254)	(216)
Purchased Gas Sales	—	—	—	8	8	—	—	—	6	6
Miscellaneous Other Income	—	—	—	13	13	—	—	—	—	—
Gain on Sale of Assets	—	—	—	2	2	—	—	—	—	—
Total Revenue and Other Income	133	51	50	(242)	(8)	33	33	(16)	(252)	(202)
Lease Operating Expense	10	5	4	5	24	(1)	1	(4)	(2)	(6)
Production, Ad Valorem, and Other Fees	3	1	1	1	6	(1)	1	(1)	—	(1)
Transportation, Gathering and Compression	54	13	18	6	91	6	4	(2)	—	8
Depreciation, Depletion and Amortization	53	22	22	8	105	14	10	—	(9)	15
Selling, General, and Administrative Costs	—	—	—	16	16	—	—	—	(5)	(5)
Purchased Gas Costs	—	—	—	9	9	—	—	—	8	8
Exploration and Production Related Other Costs	—	—	—	3	3	—	—	—	1	1
Other Corporate Expenses	—	—	—	31	31	—	—	—	(819)	(819)
Total Exploration and Production Costs	120	41	45	79	285	18	16	(7)	(826)	(799)
Interest Expense	—	—	—	1	1	—	—	—	—	—
Total E&P Division Costs	120	41	45	80	286	18	16	(7)	(826)	(799)
Earnings (Loss) Before Income Tax	$13	$10	$5	$(322)	$(294)	$15	$17	$(9)	$574	$597

MARCELLUS GAS SEGMENT
The Marcellus segment had earnings before income tax of $13 million for the three months ended June 30, 2016 compared to a loss before income tax of $2 million for the three months ended June 30, 2015.

	For the Three Months Ended June 30,
	2016	2015	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	47.3	34.5	12.8	37.1%
NGLs Sales Volumes (Bcfe)*	5.2	4.6	0.6	13.0%
Condensate Sales Volumes (Bcfe)*	0.6	0.8	(0.2)	(25.0)%
Total Marcellus Sales Volumes (Bcfe)*	53.1	39.9	13.2	33.1%

Average Sales Price - Gas (Mcf)	$1.50	$1.88	$(0.38)	(20.2)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$1.03	$0.53	$0.50	94.3%
Average Sales Price - NGLs (Mcfe)*	$1.84	$2.65	$(0.81)	(30.6)%
Average Sales Price - Condensate (Mcfe)*	$5.03	$5.37	$(0.34)	(6.3)%

Total Average Marcellus Sales Price (per Mcfe)	$2.50	$2.49	$0.01	0.4%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.19	0.28	(0.09)	(32.1)%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.05	0.10	(0.05)	(50.0)%
Average Marcellus Transportation, Gathering and Compression costs (per Mcfe)	1.03	1.20	(0.17)	(14.2)%
Average Marcellus Depreciation, Depletion and Amortization costs (per Mcfe)	0.98	0.95	0.03	3.2%
Total Average Marcellus Costs (per Mcfe)	$2.25	$2.53	$(0.28)	(11.1)%
Average Margin for Marcellus (per Mcfe)	$0.25	$(0.04)	$0.29	725.0%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGLs and oil sales of $84 million for the three months ended June 30, 2016 compared to $82 million for the three months ended June 30, 2015. The $2 million increase was primarily due to the 33.1% increase in total Marcellus sales volumes and due to additional wells coming on-line in the current period, partially offset by a 20.2% decrease in average gas sales price.

The increase in Marcellus total average sales price was primarily the result of a $0.50 per Mcf increase resulting from various transactions from our hedging program. The hedging gains were offset partially by the $0.38 per Mcf decrease in gas market prices, along with a $0.08 per Mcfe decrease in the uplift from natural gas liquids and condensate sales volumes when excluding the impact of hedging. Financial hedges represented approximately 41.8 Bcf of our produced Marcellus sales volumes for the three months ended June 30, 2016 at an average gain of $1.17 per Mcf. For the three months ended June 30, 2015, these financial hedges represented approximately 14.1 Bcf at an average gain of $1.26 per Mcf.

Total costs for the Marcellus segment were $120 million for the three months ended June 30, 2016 compared to $102 million for the three months ended June 30, 2015. The increase in total dollars and decrease in unit costs for the Marcellus segment are due to the following items:

•Marcellus lease operating expenses were $10 million for the three months ended June 30, 2016 compared to $11 million for the three months ended June 30, 2015. The decrease in total dollars was primarily due to lower employee related costs and repairs and maintenance in the current period. The decrease in employee related costs was primarily the result of the company reorganization that occurred in the second half of 2015 and the first quarter of 2016. The decrease in unit costs was primarily due to the 33.1% increase in total Marcellus sales volumes, along with the decreased total dollars described above. The decreases were offset, in part, by an increase in salt water disposal costs.

•Marcellus production, ad valorem, and other fees were $3 million for the three months ended June 30, 2016 compared to $4 million for the three months ended June 30, 2015. The decrease in total dollars was primarily due to the decrease in average gas sales price, offset, in part, by the increase in total Marcellus sales volumes.

•Marcellus transportation, gathering and compression costs were $54 million for the three months ended June 30, 2016 compared to $48 million for the three months ended June 30, 2015. The increase in total dollars primarily relates to an increase in CONE gathering fees due to the 37.1% increase in Marcellus gas sales volumes (See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information), an increase in processing fees associated with NGLs primarily due to the 13.0% increase in NGLs sales volumes, and an increase in utilized firm transportation expense. The decrease in unit costs was due to the increase in Marcellus sales volumes, offset, in part, by the increase in total dollars.

•Depreciation, depletion and amortization costs were $53 million for the three months ended June 30, 2016 compared to $39 million for the three months ended June 30, 2015. These amounts included depreciation on a per unit basis of $0.96 per Mcf and $0.92 per Mcf, respectively. The increase in unit costs in the period-to-period comparison was primarily due to the decrease in the year-end 2015 reserves. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

UTICA GAS SEGMENT

The Utica segment had earnings before income tax of $10 million for the three months ended June 30, 2016 compared to a loss before income tax of $7 million for the three months ended June 30, 2015.

	For the Three Months Ended June 30,
	2016	2015	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	18.7	7.2	11.5	159.7%
NGLs Sales Volumes (Bcfe)*	3.7	2.7	1.0	37.0%
Condensate Sales Volumes (Bcfe)*	0.9	0.8	0.1	12.5%
Total Utica Sales Volumes (Bcfe)*	23.3	10.7	12.6	117.8%

Average Sales Price - Gas (Mcf)	$1.43	$1.45	$(0.02)	(1.4)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.54	$—	$0.54	100.0%
Average Sales Price - NGLs (Mcfe)*	$2.57	$1.10	$1.47	133.6%
Average Sales Price - Condensate (Mcfe)*	$5.47	$5.05	$0.42	8.3%

Total Average Utica Sales Price (per Mcfe)	$2.19	$1.66	$0.53	31.9%
Average Utica Lease Operating Expenses (per Mcfe)	0.22	0.37	(0.15)	(40.5)%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.06	—	0.06	100.0%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.55	0.85	(0.30)	(35.3)%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	0.93	1.07	(0.14)	(13.1)%
Total Average Utica Costs (per Mcfe)	$1.76	$2.29	$(0.53)	(23.1)%
Average Margin for Utica (per Mcfe)	$0.43	$(0.63)	$1.06	168.3%

*NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Utica segment had natural gas, NGLs and oil sales of $41 million for the three months ended June 30, 2016 compared to $18 million for the three months ended June 30, 2015. The $23 million increase was primarily due to the 117.8% increase in total Utica volumes sold. The 12.6 Bcfe increase in total Utica sales volumes was due to additional wells coming on-line, primarily in dry Utica areas, in the current period.

The increase in Utica total average sales price was primarily due to the $0.54 per Mcf increase in gain on commodity derivative instruments in the current period, offset, in part by the $0.02 per Mcf decrease in average gas sales price. Financial hedges represented approximately 8.7 Bcf of our produced Utica sales volumes for the three months ended June 30, 2016 at an average gain of $1.16 per Mcf. None of our produced Utica sales volumes were hedged for the three months ended June 30, 2015.

Total costs for the Utica segment were $41 million for the three months ended June 30, 2016 compared to $25 million for the three months ended June 30, 2015. The increase in total dollars and decrease in unit costs for the Utica segment are due to the following items:

•Utica lease operating expenses were $5 million for the three months ended June 30, 2016 compared to $4 million for the three months ended June 30, 2015. The increase in total dollars was primarily due to the increase in production which resulted in increased repair and maintenance costs, as well as increased saltwater disposal costs. The decrease in unit costs was primarily due to the 117.8% increase in total Utica sales volumes.

•Utica production, ad valorem, and other fees were $1 million for the three months ended June 30, 2016 and were immaterial for the three months ended June 30, 2015. The increase in total dollars was primarily due to the 117.8% increase in total Utica sales volumes. The increase in unit costs was also due to a credit received from a joint venture partner in the 2015 period, related to an over-billing in ad valorem taxes.

•Utica transportation, gathering and compression costs were $13 million for the three months ended June 30, 2016 compared to $9 million for the three months ended June 30, 2015. The $4 million increase in total dollars was primarily related to an increase in processing fees associated with NGLs, as well as, increased gathering and processing fees associated with the overall increase in Utica sales volumes. The decrease in unit costs was due to the increase in Utica sales volumes, predominantly dry Utica, which was offset, in part, by the increase in total dollars.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $22 million for the three months ended June 30, 2016 compared to $12 million for the three months ended June 30, 2015. These amounts included depreciation on a per unit basis of $0.93 per Mcf and $1.06 per Mcf, respectively. The decrease in unit costs in the period-to-period comparison was primarily due an increase in Utica reserves. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

COALBED METHANE (CBM) GAS SEGMENT
The CBM segment had earnings before income tax of $5 million for the three months ended June 30, 2016 compared to earnings before income tax of $14 million for the three months ended June 30, 2015.

	For the Three Months Ended June 30,
	2016	2015	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	17.1	18.8	(1.7)	(9.0)%

Average Sales Price - Gas (Mcf)	$1.97	$2.50	$(0.53)	(21.2)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.97	$1.00	$(0.03)	(3.0)%

Total Average CBM Sales Price (per Mcf)	$2.93	$3.49	$(0.56)	(16.0)%
Average CBM Lease Operating Expenses (per Mcf)	0.26	0.45	(0.19)	(42.2)%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.07	0.10	(0.03)	(30.0)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.04	1.08	(0.04)	(3.7)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.25	1.12	0.13	11.6%
Total Average CBM Costs (per Mcf)	$2.62	$2.75	$(0.13)	(4.7)%
Average Margin for CBM (per Mcf)	$0.31	$0.74	$(0.43)	(58.1)%

The CBM segment had natural gas, NGLs and oil sales of $34 million in the three months ended June 30, 2016 compared to $47 million for the three months ended June 30, 2015. The $13 million decrease was primarily due to a 21.2% decrease in the average gas sales price per Mcf, as well as a 9.0% decrease in total CBM volumes sold. The decrease in CBM volumes sold was primarily due to normal well declines and a decrease in CBM drilling activity.

The CBM total average sales price decreased $0.56 per Mcf due to a $0.53 per Mcf decrease in gas market prices, as well as a $0.03 per Mcf decrease due to various transactions from our hedging program. Financial hedges represented approximately 14.2 Bcf of our produced CBM sales volumes for the three months ended June 30, 2016 at an average gain of $1.16 per Mcf. For the three months ended June 30, 2015, these financial hedges represented approximately 13.7 Bcf at an average gain of $1.37 per Mcf.

Total costs for the CBM segment were $45 million for the three months ended June 30, 2016 compared to $52 million for the three months ended June 30, 2015. The decrease in total dollars and decrease in unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $4 million for the three months ended June 30, 2016 compared to $8 million for the three months ended June 30, 2015. The decrease in total dollars was primarily related to a decrease in contractual services related to well tending, a decrease in water disposal costs and a decrease in repairs and maintenance expense. The decrease in unit costs was primarily due to the decrease in total dollars, partially offset by the decrease in CBM sales volumes.

•CBM production, ad valorem, and other fees were $1 million for the three months ended June 30, 2016 compared to $2 million for the three months ended June 30, 2015. The decrease in total dollars was primarily caused by the decrease in average sales price, as well as the decrease in total sales volumes. Unit costs were positively impacted by the decrease in average sales price which was offset, in part, by the decrease in CBM sales volumes.

•CBM transportation, gathering and compression costs were $18 million for the three months ended June 30, 2016 compared to $20 million for the three months ended June 30, 2015. The decrease of $2 million was primarily related to a decrease in repairs and maintenance, a decrease in power, and a decrease in utilized firm transportation expense resulting from the decrease in CBM sales volumes. Unit costs were also positively impacted by the decrease in total dollars which was offset, in part, by the decrease in CBM sales volumes.

•Depreciation, depletion and amortization attributable to the CBM segment were $22 million for the three months ended June 30, 2016 and June 30, 2015. These amounts included depreciation on a per unit basis of $0.82 per Mcf and $0.73 per Mcf, respectively. The increase in unit costs in the period-to-period comparison was primarily due to the decrease in the year-end 2015 reserves. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

OTHER GAS SEGMENT

The Other Gas segment had a loss before income tax of $322 million for the three months ended June 30, 2016 compared to a loss before income tax of $896 million for the three months ended June 30, 2015.

	For the Three Months Ended June 30,
	2016	2015	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	5.7	6.0	(0.3)	(5.0)%
Oil Sales Volumes (Bcfe)*	0.1	0.1	—	—%
Total Other Sales Volumes (Bcfe)*	5.8	6.1	(0.3)	(4.9)%

Average Sales Price - Gas (Mcf)	$1.58	$2.18	$(0.60)	(27.5)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.87	$0.88	$(0.01)	(1.1)%
Average Sales Price - Oil (Mcfe)*	$5.68	$7.89	$(2.21)	(28.0)%

Total Average Other Sales Price (per Mcfe)	$2.52	$3.17	$(0.65)	(20.5)%
Average Other Lease Operating Expenses (per Mcfe)	0.68	0.98	(0.30)	(30.6)%
Average Other Production, Ad Valorem, and Other Fees (per Mcfe)	0.13	0.15	(0.02)	(13.3)%
Average Other Transportation, Gathering and Compression Costs (per Mcfe)	1.05	1.00	0.05	5.0%
Average Other Depreciation, Depletion and Amortization Costs (per Mcfe)	1.64	3.02	(1.38)	(45.7)%
Total Average Other Costs (per Mcfe)	$3.50	$5.15	$(1.65)	(32.0)%
Average Margin for Other (per Mcfe)	$(0.98)	$(1.98)	$1.00	50.5%
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

Other Gas sales volumes are primarily related to shallow oil and gas production, as well as the Chattanooga shale in Tennessee. Natural gas, NGLs and oil sales related to the Other Gas segment were approximately $9 million for the three months ended June 30, 2016 compared to $13 million for the three months ended June 30, 2015. The decrease in natural gas, NGLs and oil sales primarily related to the $0.65 per Mcfe decrease in total average sales price. Total costs related to these other sales were $20 million for the three months ended June 30, 2016 compared to $31 million for the three months ended June 30, 2015. The decrease was primarily due to a decrease in depreciation, depletion and amortization related to the adjustment to our shallow oil and gas rates after the impairment in the carrying value that was recognized in the second quarter of 2015.

There was an unrealized loss on commodity derivative instruments of $280 million offset, in part, by cash settlements of $6 million related to the Other Gas segment for the three months ended June 30, 2016 compared to an unrealized loss of $25 million offset, in part, by cash settlements of $5 million related to the Other Gas segment for the three months ended June 30, 2015. The unrealized loss represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis. The unrealized loss on commodity derivative instruments is a result of the December 31, 2014 de-designation of all derivative positions as cash flow hedges. Changes in fair value were recorded in Accumulated Other Comprehensive Income prior to de-designation.

Purchased gas sales volumes represent volumes of gas sold at market prices that were purchased from third parties in order to fulfill contracts with certain customers. Purchased gas sales revenues were $8 million for the three months ended June 30, 2016 compared to $2 million for the three months ended June 30, 2015. The period-to-period increase in purchased gas sales revenue was primarily due to the increase in purchased gas sales volumes, offset, in part, by the decrease in average sales price.

	For the Three Months Ended June 30,
	2016	2015	Variance	Percent Change
Purchased Gas Sales Volumes (in billion cubic feet)	5.3	0.7	4.6	657.1%
Average Sales Price Per thousand cubic feet	$1.50	$2.16	$(0.66)	(30.6)%

Miscellaneous other income was $13 million for the three months ended June 30, 2016 and June 30, 2015. Each component of Miscellaneous other income is shown in the following table:

	For the Three Months Ended June 30,
(in millions)	2016	2015	Variance	Percent Change
Gathering Revenue	$3	$1	$2	200.0%
Equity in Earnings of Affiliates - CONE	9	10	(1)	(10.0)%
Right of Way Sales	—	1	(1)	(100.0)%
Other	1	1	—	—%
Total Miscellaneous Other Income	$13	$13	$—	—%

•
Gathering revenue primarily relates to the release (sale) of unutilized firm transportation capacity when possible and when beneficial in order to minimize unutilized firm transportation expense. Gathering revenue increased by $2 million in the period-to-period comparison, due to various transactions that occurred throughout both periods, none of which were individually material.

•
Equity in Earnings of Affiliates - CONE decreased $1 million due to a decrease in earnings from CONE Midstream Partners, LP. and CONE Gathering, LLC. See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•	Right of Way Sales totaled $1 million in the three months ended June 30, 2015. No material sales occurred in the current period.

Selling, general and administrative costs are allocated to the total E&P segment based on percentage of total revenue and percentage of total projected capital expenditures. Costs were $16 million for the three months ended June 30, 2016 compared to $21 million for the three months ended June 30, 2015. Refer to the discussion of total company selling, general and administrative costs contained in the section "Net Loss attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Purchased gas volumes represent volumes of gas purchased from third parties that CONSOL Energy sells. The higher average cost per thousand cubic feet is due to overall price changes and contractual differences among customers in the period-to-period comparison. Purchased gas costs were $9 million for the three months ended June 30, 2016 and $1 million for the three months ended June 30, 2015.

	For the Three Months Ended June 30,
	2016	2015	Variance	Percent Change
Purchased Gas Volumes (in billion cubic feet)	5.3	0.7	4.6	657.1%
Average Cost Per thousand cubic feet sold	$1.68	$1.51	$0.17	11.3%

Exploration and other costs were $3 million for the three months ended June 30, 2016 compared to $2 million for the three months ended June 30, 2015. The $1 million increase is due to the following items:

	For the Three Months Ended June 30,
(in millions)	2016	2015	Variance	Percent Change
Land Rentals	$2	$1	$1	100.0%
Lease Expiration Costs	—	1	(1)	(100.0)%
Other	1	—	1	100.0%
Total Exploration and Other Costs	$3	$2	$1	50.0%

•	Total exploration and other costs increased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.
Other corporate expenses were $31 million for the three months ended June 30, 2016 compared to $850 million for the three months ended June 30, 2015. The $819 million decrease in the period-to-period comparison was made up of the following items:

	For the Three Months Ended June 30,
(in millions)	2016	2015	Variance	Percent Change
Impairment of Exploration and Production Properties	$—	$829	$(829)	(100.0)%
Short-Term Incentive Compensation	2	4	(2)	(50.0)%
Unutilized Firm Transportation and Processing Fees	8	7	1	14.3%
Stock-Based Compensation	7	4	3	75.0%
Idle Rig Fees	10	3	7	233.3%
Other	4	3	1	33.3%
Total Other Corporate Expenses	$31	$850	$(819)	(96.4)%

•
Impairment of Exploration and Production properties primarily related to the write down of the Company's shallow oil and gas asset values in June 2015. See Note 10 - Property, Plant, And Equipment, in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for more information. No such impairment was recorded in the current period.

•	Short-term incentive compensation expense decreased $2 million in the period-to-period comparison due to decreased payouts in the current period.

•
Unutilized firm transportation costs represent pipeline transportation capacity that the E&P division has obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for natural gas liquids. Unutilized firm transportation increased $1 million in the period-to-period comparison due to an increase in overall capacity. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. During the three months ended June 30, 2016 and 2015 the Company recognized approximately $2 million and $1 million, respectively, of revenue in connection with such releases.  This revenue is included in Miscellaneous other income (Gathering Revenue) of the Other Gas Segment.

•
Stock-based compensation increased $3 million in the period-to-period comparison primarily due to additional non-cash amortization expense and accelerated non-cash amortization recorded in the current period for employees who received awards under the Performance Share Unit (PSU) program.

•
Idle rig fees are fees related to the temporary idling of some of the Company's natural gas rigs. The total idle rig expense incurred by the Company has increased by $7 million for the current quarter as compared to the prior year quarter.

•	Other corporate related expenses increased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

Interest expense related to the E&P division remained consistent at $1 million for the three months ended June 30, 2016 and June 30, 2015. Interest expense was incurred by the Other gas segment on interest allocated to the E&P segment under CONSOL Energy's credit facility.

TOTAL COAL DIVISION ANALYSIS for the three months ended June 30, 2016 compared to the three months ended June 30, 2015:
The coal division had earnings before income taxes of $23 million for the three months ended June 30, 2016, compared to earnings before income taxes of $71 million for the three months ended June 30, 2015. Variances by the individual coal segments are discussed below.

	For the Three Months Ended			Difference to Three Months Ended
	June 30, 2016			June 30, 2015
(in millions)	Pennsylvania Operations	Other Coal	Total Coal	Pennsylvania Operations	Other Coal	Total Coal
Sales:
Total Outside Sales	$251	$—	$251	$(68)	$—	$(68)
Other Outside Sales	—	8	8	—	2	2
Freight Revenue	11	—	11	8	—	8
Miscellaneous Other Income	7	14	21	7	(7)	—
Gain on Sale of Assets	—	4	4	—	2	2
Total Revenue and Other Income	269	26	295	(53)	(3)	(56)
Operating Costs and Expenses:
Operating Costs	174	—	174	(34)	—	(34)
Depreciation, Depletion and Amortization	39	—	39	(5)	—	(5)
Total Operating Costs and Expenses	213	—	213	(39)	—	(39)
Other Costs and Expenses:
Other Costs	11	34	45	23	17	40
Depreciation, Depletion and Amortization	3	(12)	(9)	—	(13)	(13)
Total Other Costs and Expenses	14	22	36	23	4	27
Freight Expense	11	—	11	8	—	8
Selling, General and Administrative Costs	5	1	6	(1)	1	—
Other Corporate Expenses	2	2	4	(7)	1	(6)
Total Coal Costs	245	25	270	(16)	6	(10)
Interest Expense	2	—	2	2	—	2
Total Coal Division Expense	247	25	272	(14)	6	(8)
Earnings (Loss) Before Income Taxes	$22	$1	$23	$(39)	$(9)	$(48)

PENNSYLVANIA (PA) OPERATIONS COAL SEGMENT
The PA Operations coal segment's principal activities consist of mining, preparation and marketing of thermal coal to power generators. The segment also includes selling, general and administrative costs as well as various other activities assigned to the PA Operations coal segment but not allocated to each individual mine and, therefore, are not included in unit cost presentation. For the three months ended June 30, 2016 and 2015, the segment included the following mines: Bailey Mine, Enlow Fork Mine, Harvey Mine and the corresponding preparation plant facilities.

The PA Operations coal segment contributed $22 million of earnings before income tax for the three months ended June 30, 2016, compared to $61 million of earnings before income tax for the three months ended June 30, 2015. The PA Operations coal revenue and cost components on a per unit basis for these periods are as follows:

	For the Three Months Ended June 30,
	2016	2015	Variance	Percent Change
Company Produced PA Operations Tons Sold (in millions)	6.2	5.7	0.5	8.8%
Average Sales Price Per PA Operations Ton Sold	$40.61	$56.21	$(15.60)	(27.8)%

Total Operating Costs Per Ton Sold	$27.96	$36.60	$(8.64)	(23.6)%
Total Depreciation, Depletion and Amortization Costs Per Ton Sold	6.50	7.55	(1.05)	(13.9)%
Total Costs Per PA Operations Ton Sold	$34.46	$44.15	$(9.69)	(21.9)%
Average Margin Per PA Operations Ton Sold	$6.15	$12.06	$(5.91)	(49.0)%

Coal Sales
PA Operations produced coal outside sales were $251 million for the three months ended June 30, 2016, compared to $319 million for the three months ended June 30, 2015. The $68 million decrease was attributable to a $15.60 per ton lower average sales price, offset by a 0.5 million increase in tons sold. The lower average coal sales price per ton sold in the 2016 period was primarily the result of the overall decline in both the domestic and global thermal coal markets.While the overall trend of customer deferrals peaked in May 2016, the Company's marketing team continues to work with a few customers who are still facing challenges due to high inventory levels. During the period, CONSOL Energy pursued legal action against one of its customers, who the Company believes is in breach of the contract terms. The Company believes this customer will continue to adversely impact average realized price per ton.
Freight Revenue
Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset in freight expense. Freight revenue was $11 million for the three months ended June 30, 2016, compared to $3 million in the three months ended June 30, 2015. The $8 million increase in freight revenue was due to increased shipments where the Company contractually provides transportation services.

Miscellaneous Other Income
Miscellaneous other income increased $7 million in the period-to-period comparison, primarily a result of a partial coal contract buyout in the amount of $6 million. The remaining $1 million increase was a result of various transactions that occurred throughout both periods, none of which were individually material.
Cost of Coal Sold
Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The cost of coal sold per ton includes items such as direct operating costs, royalty and production taxes, direct administration expenses and depreciation, depletion, and amortization costs. Total cost of coal sold for PA Operations was $213 million for the three months ended June 30, 2016, or $39 million lower than the $252 million for the three months ended June 30, 2015. Total costs per PA Operations ton sold were $34.46 per ton for the three months ended June 30, 2016, compared to $44.15 per ton for the three months ended June 30, 2015. The decrease in the cost of coal sold was driven by a reduction of staffing levels and a realignment of employee benefits when compared to the prior year period. All of the above steps resulted in more consistent operating schedules, reduced labor costs and improved productivity. Productivity for the second quarter, as measured by tons per employee-hour, improved by 17% compared to the year-earlier period.

Other Costs and Expenses

Other costs include various costs and expenses that are assigned to the PA Operations coal segment but not allocated to each individual mine, and therefore, are not included in unit costs. Other costs increased $23 million in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase was due to the following:

	For the Three Months Ended June 30,
(in millions)	2016	2015	Variance
OPEB Plan Changes	$—	$(21)	$21
Idle Mine Costs	3	—	3
Litigation Expense	2	—	2
Coal Reserve Holding Costs	1	—	1
Amortization of Financing Charges	—	7	(7)
Other	5	2	3
Other Costs and Expenses	$11	$(12)	$23

•
Income of $21 million related to OPEB plan changes made in May 2015 for retired employees. Refer to the discussion of total Company long-term liabilities contained in the section "Net Loss Attributable to CONSOL Energy Shareholders" of this quarterly report for more information. No such transactions occurred in the current period.

•	Idle Mine Costs increased $3 million, due to the temporarily idling of one of the longwalls for approximately 90 days to optimize operating schedules.

•
Approximately $2 million of costs were incurred during the three months ended June 30, 2016 related to the proposed consent decree with respect to the Bailey mine complex. See Note 13 - Commitments and Contingencies of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•	Coal Reserve Holding Costs increased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

•	Accelerated amortization of financing charges totaling $7 million related to a backstop loan were incurred in the 2015 period. No such transactions occurred in the current period.

•
Other increased $3 million in the period-to-period comparison due to an increase in 401(k) discretionary contributions, as well as various other transactions that occurred throughout both periods, none of which were individually material.

Freight Expense

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred. Freight expense is offset by freight revenue. Freight expense was $11 million for the three months ended June 30, 2016, compared to $3 million for the three months ended June 30, 2015. The increase in the period-to-period comparison was due to increased shipments under contracts where the Company contractually provides transportation services.
Selling, General and Administrative Costs
Selling, general and administrative costs are allocated to each coal segment based upon the level of operating activity of the segment's underlying business units. Upon execution of the CNXC IPO, CNXC entered into a service agreement with CONSOL Energy to provide certain selling, general and administrative services. These services are paid monthly based on an agreed upon fixed fee that is reset at least annually. See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. The amount of selling, general and administrative costs related to PA Operations were $5 million for the three months ended June 30, 2016, compared to $6 million for the three months ended June 30, 2015. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net Loss Attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Other Corporate Expenses

Other corporate expenses are comprised of expenses for stock-based compensation and the short-term incentive compensation program. These expenses include costs that are directly related to each coal segment along with a portion of costs that are allocated to each segment based on a percentage of total labor costs. For the three months ended June 30, 2016, other corporate expenses were $2 million, compared to $9 million for the three months ended June 30, 2015. The $7 million decrease was due to lower short-term incentive compensation payouts.

Interest Expense

Interest expense, net of amounts capitalized, of $2 million for the three months ended June 30, 2016 is primarily comprised of interest on the CNXC revolving credit facility that was drawn upon after the CNXC IPO on July 7, 2015. No such expense was incurred during the three months ended June 30, 2015.

OTHER COAL SEGMENT

The Other coal segment primarily includes coal terminal operations, closed and idle mine activities, purchased coal activities and various other activities not assigned to PA Operations.
The Other coal segment contributed $1 million of earnings before income tax for the three months ended June 30, 2016, compared to earnings before income tax of $10 million for the three months ended June 30, 2015.

Other Outside Sales
Other outside sales consists of sales from the Company's coal terminal operations. Coal terminal operations sales were $8 million for the three months ended June 30, 2016, compared to $6 million for the three months ended June 30, 2015. The $2 million increase in the period-to-period comparison was primarily due to an increase in throughput volumes and rates in the current quarter.

Miscellaneous Other Income

Miscellaneous other income was $14 million for the three months ended June 30, 2016, compared to $21 million for the three months ended June 30, 2015. The change is due to the following items:

	For the Three Months Ended June 30,
(in millions)	2016	2015	Variance
Royalty Income	$2	$4	$(2)
Equity in Earnings of Affiliates	—	2	(2)
Right of Way Sales	2	4	(2)
Rental Income	9	9	—
Other Income	1	2	(1)
Total Miscellaneous Other Income	$14	$21	$(7)

•	Royalty Income decreased $2 million primarily due to the overall decrease in domestic coal pricing.

•	Equity in Earnings of Affiliates decreased $2 million due to the sale of the Company's 49% interest in Western Allegheny Energy in September 2015.

•	Right of way sales decreased $2 million due to various transactions that occurred throughout both periods, none of which were individually material.

•	Other Income decreased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

Gain on Sale of Assets
Gain on sale of assets increased $2 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Other Costs and Expenses

Other costs and expenses related to the Other coal segment were $34 million for the three months ended June 30, 2016, compared to $17 million for the three months ended June 30, 2015. The increase of $17 million was due to the following items:

	For the Three Months Ended June 30,
	2016	2015	Variance
OPEB Plan Changes	$—	$(20)	$20
Closed and Idle Mines	2	2	—
Lease Rental Expense	7	7	—
Coal Terminal Operations	4	5	(1)
Coal Reserve Holding Costs	1	2	(1)
UMWA OPEB Expense	11	12	(1)
Other	9	9	—
Total Other Costs and Expenses	$34	$17	$17

•
Represents income of $20 million related to OPEB plan changes was the result of modifications made to the OPEB plan in May 2015 for retired employees. Refer to the discussion of total Company long-term liabilities contained in the section "Net Loss Attributable to CONSOL Energy Shareholders" of this quarterly report for more information. No such transactions occurred in the current period.

•	Coal Terminal Operations costs decreased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

•	Coal Reserve Holding Costs decreased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

•	UMWA OPEB Expense decreased $1 million primarily due to a decrease in interest costs.

Depreciation, depletion and amortization decreased $13 million, primarily related to a $12 million reduction of the asset retirement obligations at various mines during the three months ended June 30, 2016. The remaining $1 million decrease was due to various transactions that occurred throughout both periods, none of which were individually material.

Selling, General and Administrative Costs
Selling, general and administrative costs allocated to the Other coal segment were $1 million for the three months ended June 30, 2016. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net Loss Attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Other Corporate Expense

For the three months ended June 30, 2016, other corporate expenses were $2 million, compared to $1 million for the three months ended June 30, 2015. The $1 million increase was due to lower short-term incentive compensation payoutsl.

OTHER DIVISION ANALYSIS for the three months ended June 30, 2016 compared to the three months ended June 30, 2015:

The Other division includes expenses from various other corporate activities that are not allocated to the E&P or Coal divisions. The Other division had a loss before income tax of $61 million for the three months ended June 30, 2016, compared to a loss before income tax of $59 million for the three months ended June 30, 2015. The Other division also includes a total Company income tax benefit related to continuing operations of $100 million for the three months ended June 30, 2016, compared to an income tax benefit of $302 million for the three months ended June 30, 2015.

	For the Three Months Ended June 30,
(in millions)	2016	2015	Variance	Percent Change
Miscellaneous Operating Expense	$17	$14	$3	21.4%
Interest Expense	44	45	(1)	(2.2)%
Total Other Costs	61	59	2	3.4%
Loss Before Income Tax	(61)	(59)	(2)	3.4%
Income Tax Benefit	(100)	(302)	202	(66.9)%
Net Income	$39	$243	$(204)	(84.0)%

Miscellaneous Operating Expense

Miscellaneous operating expense related to the Other division was $17 million for the three months ended June 30, 2016, compared to $14 million for the three months ended June 30, 2015. Miscellaneous operating expense increased due to the following items:

	For the Three Months Ended June 30,
(in millions)	2016	2015	Variance
Pension Settlement	$14	$—	$14
Bank Fees	4	6	(2)
Transaction Fees	—	5	(5)
Pension Expense	(3)	3	(6)
Other	2	—	2
Miscellaneous Operating Expense	$17	$14	$3

•
Pension settlement expense is required when lump sum distributions made for a given plan year exceed the total of the service and interest costs for that same plan year. Settlement accounting was triggered in the three months ended June 30, 2016, primarily as a result of the sale of the Buchanan Mine in the first quarter of 2016. See Note 5 - Components of Pension and OPEB Plans Net Periodic Benefit Costs in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional detail. No such transactions occurred in the prior period.

•	Bank Fees decreased $2 million in the period-to-period comparison due to various items that occurred throughout both periods, none of which were individually material.

•	Transaction fees were $5 million for the three months ended June 30, 2015 related to various corporate initiatives including the CNXC MLP. No such transactions occurred in the current period.

•
Actuarially-calculated amortization decreased $6 million in the period-to-period comparison due to modifications made to the pension plan in May 2015. See Note 16 - Pension and Other Postretirement Benefits Plans in the Notes to the Audited Financial Statements in our December 31, 2015 Form 10-K for additional information.

•	Other increased $2 million in the period-to-period comparison due to various items that occurred throughout both periods, none of which were individually material.

Income Taxes

The effective income tax rate for continuing operations when excluding noncontrolling interest was 30.0% for the three months ended June 30, 2016, compared to 34.3% for the three months ended June 30, 2015. The effective rates for the three months ended June 30, 2016 and 2015 were calculated using the annual effective rate projections on recurring earnings and include tax liabilities related to certain discrete transactions. See Note 7 - Income Taxes of the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional information.

	For the Three Months Ended June 30,
(in millions)	2016	2015	Variance	Percent Change
Total Company Loss Before Income Tax Excluding Noncontrolling Interest	$(335)	$(879)	$544	(61.9)%
Income Tax Benefit	$(100)	$(302)	$202	(66.9)%
Effective Income Tax Rate	30.0%	34.3%	(4.3)%

Results of Operations - Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015
Net Loss Attributable to CONSOL Energy Shareholders
CONSOL Energy reported a net loss attributable to CONSOL Energy shareholders of $567 million, or a dilutive loss per share of $2.47, for the six months ended June 30, 2016, compared to a net loss attributable to CONSOL Energy shareholders of $524 million, or a dilutive loss per share of $2.29, for the six months ended June 30, 2015. The breakdown of net loss is as follows:

	For the Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Variance
Loss from Continuing Operations	$(275,721)	$(524,027)	$248,306
Loss Income from Discontinued Operations	(289,391)	(244)	(289,147)
Net Loss	$(565,112)	$(524,271)	$(40,841)
Less: Net Income Attributable to Noncontrolling Interest	2,293	—	2,293
Net Loss Attributable to CONSOL Energy Shareholders	$(567,405)	$(524,271)	$(43,134)

CONSOL Energy consists of two principal business divisions: Exploration and Production (E&P) and Coal. The total E&P division includes four segments: Marcellus, Utica, Coalbed Methane (CBM), and Other Gas. The Coal division includes two segments: Pennsylvania (PA) Operations and Other Coal.

The total E&P division contributed a loss before income tax of $318 million for the six months ended June 30, 2016 compared to a loss before income tax of $815 million for the six months ended June 30, 2015.

The following table presents a breakout of net liquid and natural gas sales information to assist in the understanding of the Company’s natural gas production and sales portfolio.

	For the Six Months Ended June 30,
in thousands (unless noted)	2016	2015	Variance	Percent Change
LIQUIDS
NGLs:
Sales Volume (MMcfe)	18,679	13,759	4,920	35.8%
Sales Volume (Mbbls)	3,113	2,293	820	35.8%
Gross Price ($/Bbl)	$12.54	$16.20	$(3.66)	(22.6)%
Gross Revenue	$39,113	$37,193	$1,920	5.2%

Oil:
Sales Volume (MMcfe)	214	306	(92)	(30.1)%
Sales Volume (Mbbls)	36	51	(15)	(29.4)%
Gross Price ($/Bbl)	$32.40	$46.92	$(14.52)	(30.9)%
Gross Revenue	$1,155	$2,392	$(1,237)	(51.7)%

Condensate:
Sales Volume (MMcfe)	3,058	3,160	(102)	(3.2)%
Sales Volume (Mbbls)	510	527	(17)	(3.2)%
Gross Price ($/Bbl)	$22.86	$26.34	$(3.48)	(13.2)%
Gross Revenue	$11,664	$13,870	$(2,206)	(15.9)%

GAS
Sales Volume (MMcf)	174,782	129,882	44,900	34.6%
Sales Price ($/Mcf)	$1.70	$2.55	$(0.85)	(33.3)%
Gross Revenue	$297,679	$331,533	$(33,854)	(10.2)%

Hedging Impact ($/Mcf)	$0.94	$0.56	$0.38	67.9%
Gain on Commodity Derivative Instruments - Cash Settlement	$164,666	$72,399	$92,267	127.4%
Total gas production was 196.7 Bcfe for the six months ended June 30, 2016, compared to 147.1 Bcfe for the six months ended June 30, 2015.

The average sales price, including the effects of derivative instruments, and average costs for all active E&P operations were as follows:

	For the Six Months Ended June 30,
	2016	2015	Variance	Percent Change
Average Sales Price (per Mcfe)	$2.61	$3.11	$(0.50)	(16.1)%
Average Costs (per Mcfe)	2.34	2.83	0.49	17.3%
Margin	$0.27	$0.28	$(0.01)	(3.6)%

Total E&P division Natural Gas, NGLs, and Oil sales were $349 million for the six months ended June 30, 2016, compared to $385 million for the six months ended June 30, 2015. The decrease was primarily due to the 16.1% decrease in average sales price per Mcfe, offset in part, by the 33.7% increase in total volumes sold. The decrease in average sales price was the result of the overall decrease in general market prices. The decrease in general market prices was offset, in part, by various gas swap transactions that occurred throughout both periods.

Changes in the average costs per Mcfe were primarily related to the following items:

•
The improvement in unit costs is primarily due to the continuing shift towards lower cost Marcellus and Utica Shale production and the 33.7% increase in total volumes sold in the period-to-period comparison. Marcellus production made up 53% of natural gas and liquid sales volumes for the six months ended June 30, 2016, compared to 52.2% for the six months months ended June 30, 2015. Utica production made up 23.5% of natural gas and liquid sales volumes in the six months ended June 30, 2016, compared to 13.7% in the six months ended June 30, 2015.

•
Gathering expenses decreased on a per unit basis in the period-to-period comparison due to the overall increase in natural gas sales volumes. The decrease in unit costs was partially offset by an increase in total dollars related to an increase in utilized firm transportation costs, increased processing fees associated with NGLs, and an increase in CONE gathering expense directly related to the increase in Marcellus production. See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
Depreciation, depletion and amortization decreased on a per unit basis primarily due to the adjustment to our shallow oil and gas rates following impairment in the carrying value that was recognized in the second quarter of 2015, as well as the increase in natural gas sales volumes from our lower cost Marcellus and Utica production. The decrease was offset, in part, by an overall increase in rates due to the reduction in the 2015 year-end reserves.

•
Lifting costs also decreased on a per unit basis in the period-to-period comparison due to a decrease in well tending costs, employee related costs and due to the overall increase in natural gas sales volumes. The decrease in unit costs was partially offset by an increase in salt water disposal costs.

The total Coal division had earnings before income taxes from continuing operations of $32 million for the six months ended June 30, 2016, compared to earnings before income tax from continuing operations of $164 million for the six months ended June 30, 2015. The total coal division sold 11.4 million tons of coal produced from CONSOL Energy mines for the six months ended June 30, 2016, compared to 12.2 million tons for the six months ended June 30, 2015.
The average sales price and average cost of goods sold per ton for continuing coal operations were as follows:

	For the Six Months Ended June 30,
	2016	2015	Variance	Percent Change
Average Sales Price per ton sold	$41.70	$57.61	$(15.91)	(27.6)%
Average Cost of Goods Sold per ton	33.86	43.33	9.47	21.9%
Margin	$7.84	$14.28	$(6.44)	(45.1)%

The lower average coal sales price per ton sold in the 2016 period was primarily the result of the overall decline in both the domestic and global thermal coal markets. The coal division priced 3.5 million tons on the export market for the six months ended June 30, 2016, compared to 3.0 million tons for the six months ended June 30, 2015. All other tons were sold on the domestic market.

Changes in the average cost of goods sold per ton was driven by the idling of one longwall at the PA Operations complex for approximately 90 days, a reduction of staffing levels and a realignment of employee benefits in the current year. All of the above steps resulted in more consistent operating schedules, reduced labor costs and improved productivity.

The Other division includes other business activities not assigned to the E&P or Coal divisions and income taxes. The Other division had net income of $11 million for the six months ended June 30, 2016, compared to net income of $127 million for the six months ended June 30, 2015.
Selling, general and administrative (SG&A) costs are allocated between divisions (E&P, Coal and Other) based primarily on a percentage of total revenue and a percentage of total projected capital expenditures. Upon execution of the CNX Coal Resources LP (CNXC) initial public offering (IPO), CNXC entered into a service agreement with CONSOL Energy to provide certain selling, general and administrative services. These services are paid for monthly based on an agreed upon fixed fee that is reset annually, at a minimum. See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

SG&A costs are excluded from the E&P and Coal unit costs above. SG&A costs were $44 million for the six months ended June 30, 2016, compared to $56 million for the six months ended June 30, 2015. SG&A costs decreased due to the following items:

	For the Six Months Ended June 30,
(in millions)	2016	2015	Variance	Percent Change
Employee Wages and Related Expenses	$22	$32	$(10)	(31.3)%
Consulting and Professional Services	7	7	—	—%
Rent	4	4	—	—%
Advertising and Promotion	3	3	—	—%
Miscellaneous	8	10	(2)	(20.0)%
Total Company Selling, General and Administrative Expense	$44	$56	$(12)	(21.4)%

•	Employee Wages and Related Expenses decreased $10 million primarily due to the Company reorganization that occurred in the second half of 2015 and the first quarter of 2016.

•	Miscellaneous items decreased $2 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Total Company long-term liabilities, such as OPEB, the salary retirement plan, workers' compensation, Coal Workers' Pneumoconiosis (CWP), and long-term disability are actuarially calculated for the Company as a whole. In general, the expenses are then allocated to operational units based upon criteria specific to each liability. Total CONSOL Energy continuing operations expense related to actuarial liabilities was $37 million for the six months ended June 30, 2016, compared to income of $7 million for the six months ended June 30, 2015. The increase of $44 million is primarily due to modifications made to the OPEB and Pension plans in May 2015. See Note 16 - Pension and Other Postretirement Benefits Plans and Note 17 - Coal Workers' Pneumoconiosis (CWP) and Workers' Compensation in the Notes to the Audited Financial Statements in our December 31, 2015 Form 10-K and Note 5 - Components of Pension and OPEB Plans Net Periodic Benefit Costs in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional details.

TOTAL E&P DIVISION ANALYSIS for the six months ended June 30, 2016 compared to the six months ended June 30, 2015:
The E&P division had a loss before income tax of $318 million for the six months ended June 30, 2016 compared to a loss before income tax of $815 million for the six months ended June 30, 2015. Variances by individual E&P segment are discussed below.

	For the Six Months Ended					Difference to Six Months Ended
	June 30, 2016					June 30, 2015
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGLs and Oil Sales	180	75	76	18	349	(28)	39	(33)	(14)	(36)
Gain (Loss) on Commodity Derivative Instruments	97	20	36	(297)	(144)	66	20	4	(341)	(251)
Purchased Gas Sales	—	—	—	17	17	—	—	—	12	12
Miscellaneous Other Income	—	—	—	42	42	—	—	—	13	13
(Loss) Gain on Sale of Assets	—	—	—	(5)	(5)	—	—	—	(7)	(7)
Total Revenue and Other Income	277	95	112	(225)	259	38	59	(29)	(337)	(269)
Lease Operating Expense	20	13	11	7	51	(3)	2	(8)	(7)	(16)
Production, Ad Valorem, and Other Fees	8	3	3	1	15	(1)	2	(1)	(1)	(1)
Transportation, Gathering and Compression	114	23	36	12	185	26	9	(7)	(2)	26
Depreciation, Depletion and Amortization	102	43	44	22	211	29	22	2	(19)	34
Selling, General, and Administrative Costs	—	—	—	34	34	—	—	—	(9)	(9)
Purchased Gas Costs	—	—	—	17	17	—	—	—	13	13
Exploration and Production Related Other Costs	—	—	—	5	5	—	—	—	1	1
Other Corporate Expenses	—	—	—	58	58	—	—	—	(811)	(811)
Total Exploration and Production Costs	244	82	94	156	576	51	35	(14)	(835)	(763)
Interest Expense	—	—	—	1	1	—	—	—	(3)	(3)
Total E&P Division Costs	244	82	94	157	577	51	35	(14)	(838)	(766)
Earnings (Loss) Before Income Tax	$33	$13	$18	$(382)	$(318)	$(13)	$24	$(15)	$501	$497

MARCELLUS GAS SEGMENT
The Marcellus segment had earnings before income tax of $33 million for the six months ended June 30, 2016 compared to earnings before income tax of $46 million for the six months ended June 30, 2015.

	For the Six Months Ended June 30,
	2016	2015	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	92.3	66.6	25.7	38.6%
NGLs Sales Volumes (Bcfe)*	10.5	8.7	1.8	20.7%
Condensate Sales Volumes (Bcfe)*	1.4	1.4	—	—%
Total Marcellus Sales Volumes (Bcfe)*	104.2	76.7	27.5	35.9%

Average Sales Price - Gas (Mcf)	$1.66	$2.57	$(0.91)	(35.4)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$1.06	$0.47	$0.59	125.5%
Average Sales Price - NGLs (Mcfe)*	$2.03	$3.35	$(1.32)	(39.4)%
Average Sales Price - Condensate (Mcfe)*	$3.68	$5.13	$(1.45)	(28.3)%

Total Average Marcellus Sales Price (per Mcfe)	$2.66	$3.11	$(0.45)	(14.5)%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.19	0.30	(0.11)	(36.7)%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.08	0.12	(0.04)	(33.3)%
Average Marcellus Transportation, Gathering and Compression costs (per Mcfe)	1.09	1.15	(0.06)	(5.2)%
Average Marcellus Depreciation, Depletion and Amortization costs (per Mcfe)	0.99	0.94	0.05	5.3%
Total Average Marcellus Costs (per Mcfe)	$2.35	$2.51	$(0.16)	(6.4)%
Average Margin for Marcellus (per Mcfe)	$0.31	$0.60	$(0.29)	(48.3)%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGLs and oil sales of $180 million for the six months ended June 30, 2016 compared to $208 million for the six months ended June 30, 2015. The $28 million decrease was primarily due to a 35.4% decrease in average gas sales price in the period-to-period comparison. The decreased average gas sales price was partially offset by a 35.9% increase in total Marcellus sales volumes, primarily due to additional wells coming on-line in the current period.

The decrease in Marcellus total average sales price was primarily the result of the $0.91 per Mcf decrease in gas market prices, along with a $0.08 per Mcfe decrease in the uplift from natural gas liquids and condensate sales volumes, when excluding the impact of hedging. These decreases were offset, in part, by a $0.59 per Mcf increase resulting from various transactions from our hedging program. These financial hedges represented approximately 76.3 Bcf of our produced Marcellus sales volumes for the six months ended June 30, 2016 at an average gain of $1.28 per Mcf. For the six months ended June 30, 2015, these financial hedges represented approximately 26.6 Bcf at an average gain of $1.14 per Mcf.

Total costs for the Marcellus segment were $244 million for the six months ended June 30, 2016 compared to $193 million for the six months ended June 30, 2015. The increase in total dollars and decrease in unit costs for the Marcellus segment are due to the following items:

•Marcellus lease operating expenses were $20 million for the six months ended June 30, 2016 compared to $23 million for the six months ended June 30, 2015. The decrease in total dollars was primarily due to lower employee related costs and repairs and maintenance in the current period. The decrease in employee related costs was primarily the result of the company reorganization that occurred in the second half of 2015 and the first quarter of 2016. The decrease in unit costs was primarily due to the 35.9% increase in total Marcellus sales volumes, along with the decreased total dollars described above. The decreases were offset, in part, by an increase in salt water disposal costs.

•Marcellus production, ad valorem, and other fees were $8 million for the six months ended June 30, 2016 compared to $9 million for the six months ended June 30, 2015. The decrease in total dollars was primarily due to the decrease in average gas sales price, offset, in part, by the increase in total Marcellus sales volumes.

•Marcellus transportation, gathering and compression costs were $114 million for the six months ended June 30, 2016 compared to $88 million for the six months ended June 30, 2015. The increase in total dollars primarily relates to an increase in CONE gathering fees due to the 38.6% increase in Marcellus gas sales volumes (See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information), an increase in processing fees associated with NGLs primarily due to the 20.7% increase in NGLs sales volumes, and an increase in utilized firm transportation expense. The decrease in unit costs was due to the increase in total Marcellus sales volumes, offset, in part, by the increase in total dollars.

•Depreciation, depletion and amortization costs were $102 million for the six months ended June 30, 2016 compared to $73 million for the six months ended June 30, 2015. These amounts included depreciation on a per unit basis of $0.97 per Mcf and $0.93 per Mcf, respectively. The increase in unit costs in the period-to-period comparison was primarily due to the decrease in the year-end 2015 reserves. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

UTICA GAS SEGMENT

The Utica segment had earnings before income tax of $13 million for the six months ended June 30, 2016 compared to a loss before income tax of $11 million for the six months ended June 30, 2015.

	For the Six Months Ended June 30,
	2016	2015	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	36.4	13.4	23.0	171.6%
NGLs Sales Volumes (Bcfe)*	8.2	5.1	3.1	60.8%
Condensate Sales Volumes (Bcfe)*	1.6	1.7	(0.1)	(5.9)%
Total Utica Sales Volumes (Bcfe)*	46.2	20.2	26.0	128.7%

Average Sales Price - Gas (Mcf)	$1.40	$1.59	$(0.19)	(11.9)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.55	$—	$0.55	100.0%
Average Sales Price - NGLs (Mcfe)*	$2.18	$1.60	$0.58	36.3%
Average Sales Price - Condensate (Mcfe)*	$3.93	$3.78	$0.15	4.0%

Total Average Utica Sales Price (per Mcfe)	$2.06	$1.79	$0.27	15.1%
Average Utica Lease Operating Expenses (per Mcfe)	0.28	0.56	(0.28)	(50.0)%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.06	0.04	0.02	50.0%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.50	0.67	(0.17)	(25.4)%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	0.93	1.06	(0.13)	(12.3)%
Total Average Utica Costs (per Mcfe)	$1.77	$2.33	$(0.56)	(24.0)%
Average Margin for Utica (per Mcfe)	$0.29	$(0.54)	$0.83	153.7%

*NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Utica segment had natural gas, NGLs and oil sales of $75 million for the six months ended June 30, 2016 compared to $36 million for the six months ended June 30, 2015. The $39 million increase was primarily due to the 128.7% increase in total Utica volumes sold, partially offset by the 11.9% decrease in average gas sales price. The 26.0 Bcfe increase in total Utica sales volumes was due to additional wells coming on-line, primarily in dry Utica areas, in the current period.

The increase in Utica total average sales price was primarily due to the $0.55 per Mcf increase in the gain on commodity derivative instruments in the current period, offset, in part, by the $0.19 per Mcf decrease in average gas sales price. Financial hedges represented approximately 15.9 Bcf of our produced Utica sales volumes for the six months ended June 30, 2016 at an average gain of $1.26 per Mcf. None of our produced Utica sales volumes were hedged for the six months ended June 30, 2015.

Total costs for the Utica segment were $82 million for the six months ended June 30, 2016 compared to $47 million for the six months ended June 30, 2015. The increase in total dollars and decrease in unit costs for the Utica segment are due to the following items:

•Utica lease operating expenses were $13 million for the six months ended June 30, 2016 compared to $11 million for the six months ended June 30, 2015. The increase in total dollars was primarily due to the increase in production which resulted in increased repair and maintenance costs, as well as increased saltwater disposal costs. The decrease in unit costs was primarily due to the 128.7% increase in total Utica sales volumes.

•Utica production, ad valorem, and other fees were $3 million for the six months ended June 30, 2016 compared to $1 million for the six months ended June 30, 2015. The increase in total dollars was primarily due to the 128.7% increase in total Utica sales volumes. The increase in unit costs was also due to a credit received from a joint venture partner in the 2015 period, related to an over-billing in ad valorem taxes.

•Utica transportation, gathering and compression costs were $23 million for the six months ended June 30, 2016 compared to $14 million for the six months ended June 30, 2015. The $9 million increase in total dollars was primarily related to an increase in processing fees associated with NGLs, as well as, increased gathering and processing fees associated with the overall increase in Utica sales volumes. The decrease in unit costs was due to the increase in Utica sales volumes, predominantly dry Utica, which was offset, in part, by the increase in total dollars.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $43 million for the six months ended June 30, 2016 compared to $21 million for the six months ended June 30, 2015. These amounts included depreciation on a per unit basis of $0.93 per Mcf and $1.06 per Mcf, respectively. The decrease in unit costs in the period-to-period comparison was primarily due to an increase in Utica reserves. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

COALBED METHANE (CBM) GAS SEGMENT
The CBM segment had earnings before income tax of $18 million for the six months ended June 30, 2016 compared to earnings before income tax of $33 million for the six months ended June 30, 2015.

	For the Six Months Ended June 30,
	2016	2015	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	34.6	37.7	(3.1)	(8.2)%

Average Sales Price - Gas (Mcf)	$2.19	$2.89	$(0.70)	(24.2)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$1.03	$0.86	$0.17	19.8%

Total Average CBM Sales Price (per Mcf)	$3.22	$3.75	$(0.53)	(14.1)%
Average CBM Lease Operating Expenses (per Mcf)	0.33	0.50	(0.17)	(34.0)%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.08	0.10	(0.02)	(20.0)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.05	1.15	(0.10)	(8.7)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.25	1.14	0.11	9.6%
Total Average CBM Costs (per Mcf)	$2.71	$2.89	$(0.18)	(6.2)%
Average Margin for CBM (per Mcf)	$0.51	$0.86	$(0.35)	(40.7)%

The CBM segment had natural gas, NGLs and oil sales of $76 million in the six months ended June 30, 2016 compared to $109 million for the six months ended June 30, 2015. The $33 million decrease was primarily due to a 24.2% decrease in the average gas sales price, as well as a 8.2% decrease in total CBM volumes sold. The decrease in CBM volumes sold was primarily due to normal well declines and less drilling activity.

The CBM total average sales price decreased $0.53 per Mcf due primarily to a $0.70 per Mcf decrease in gas market prices. The decrease was offset by a $0.17 per Mcf increase due to various transactions from our hedging program. Financial hedges represented approximately 27.0 Bcf of our produced CBM sales volumes for the six months ended June 30, 2016 at an average gain of $1.32 per Mcf. For the six months ended June 30, 2015, these financial hedges represented approximately 26.8 Bcf at an average gain of $1.21 per Mcf.

Total costs for the CBM segment were $94 million for the six months ended June 30, 2016 compared to $108 million for the six months ended June 30, 2015. The decrease in total dollars and decrease in unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $11 million for the six months ended June 30, 2016 compared to $19 million for the six months ended June 30, 2015. The decrease in total dollars was primarily related to a decrease in contractual services related to well tending and a decrease in repairs and maintenance expense. The decrease in unit costs was primarily due to the decrease in total dollars, partially offset by the decrease in CBM sales volumes.

•CBM production, ad valorem, and other fees were $3 million for the six months ended June 30, 2016 compared to $4 million for the six months ended June 30, 2015. The $1 million decrease was primarily caused by the decrease in average sales price, as well as the decrease in total CBM sales volumes. Unit costs were positively impacted by the decrease in average sales price which was offset, in part, by the decrease in CBM sales volumes.

•CBM transportation, gathering and compression costs were $36 million for the six months ended June 30, 2016 compared to $43 million for the six months ended June 30, 2015. The decrease of $7 million was primarily related to a decrease in repairs and maintenance, a decrease in power, and a decrease in utilized firm transportation expense resulting from the decrease in CBM sales volumes. Unit costs were also positively impacted by the decrease in total dollars which was offset, in part, by the decrease in CBM sales volumes.

•Depreciation, depletion and amortization attributable to the CBM segment were $44 million for the six months ended June 30, 2016 compared to $42 million for the six months ended June 30, 2015. These amounts included depreciation on a per unit basis of $0.82 per Mcf and $0.73 per Mcf, respectively. The increase in unit costs in the period-to-period comparison was primarily due to the decrease in the year-end 2015 reserves. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

OTHER GAS SEGMENT

The Other Gas segment had a loss before income tax of $382 million for the six months ended June 30, 2016 compared to a loss before income tax of $883 million for the six months ended June 30, 2015.

	For the Six Months Ended June 30,
	2016	2015	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	11.5	12.2	(0.7)	(5.7)%
Oil Sales Volumes (Bcfe)*	0.2	0.3	(0.1)	(33.3)%
Total Other Sales Volumes (Bcfe)*	11.7	12.5	(0.8)	(6.4)%

Average Sales Price - Gas (Mcf)	$1.53	$2.47	$(0.94)	(38.1)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$1.01	$0.73	$0.28	38.4%
Average Sales Price - Oil (Mcfe)*	$5.50	$7.96	$(2.46)	(30.9)%

Total Average Other Sales Price (per Mcfe)	$2.59	$3.30	$(0.71)	(21.5)%
Average Other Lease Operating Expenses (per Mcfe)	0.63	1.09	(0.46)	(42.2)%
Average Other Production, Ad Valorem, and Other Fees (per Mcfe)	0.12	0.19	(0.07)	(36.8)%
Average Other Transportation, Gathering and Compression Costs (per Mcfe)	1.00	1.10	(0.10)	(9.1)%
Average Other Depreciation, Depletion and Amortization Costs (per Mcfe)	1.70	3.07	(1.37)	(44.6)%
Total Average Other Costs (per Mcfe)	$3.45	$5.45	$(2.00)	(36.7)%
Average Margin for Other (per Mcfe)	$(0.86)	$(2.15)	$1.29	60.0%
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

Other Gas sales volumes are primarily related to shallow oil and gas production, as well as the Chattanooga shale in Tennessee. Natural gas, NGLs and oil sales related to the Other Gas segment were approximately $18 million for the six months ended June 30, 2016 compared to $32 million for the six months ended June 30, 2015. The decrease in natural gas, NGLs and oil sales primarily related to the $0.71 per Mcfe decrease in total average sales price. Total costs related to these other sales were $42 million for the six months ended June 30, 2016 compared to $71 million for the six months ended June 30, 2015. The decrease was primarily due to a decrease in depreciation, depletion and amortization related to the adjustment to our shallow oil and gas rates after the impairment in the carrying value that was recognized in the second quarter of 2015.

There was an unrealized loss on commodity derivative instruments of $309 million offset, in part, by cash settlements of $12 million related to the Other Gas segment for the six months ended June 30, 2016 compared to an unrealized gain of $35 million and cash settlements of $9 million for the six months ended June 30, 2015. The unrealized loss/gain represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis. The unrealized loss/gain on commodity derivative instruments is a result of the December 31, 2014 de-designation of all derivative positions as cash flow hedges. Changes in fair value were recorded in Accumulated Other Comprehensive Income prior to de-designation.

Purchased gas sales volumes represent volumes of gas sold at market prices that were purchased from third parties in order to fulfill contracts with certain customers. Purchased gas sales revenues were $17 million for the six months ended June 30, 2016 compared to $5 million for the six months ended June 30, 2015. The period-to-period increase in purchased gas sales revenue was primarily due to the increase in purchased gas sales volumes, offset, in part, by the decrease in average sales price.

	For the Six Months Ended June 30,
	2016	2015	Variance	Percent Change
Purchased Gas Sales Volumes (in billion cubic feet)	10.0	1.4	8.6	614.3%
Average Sales Price Per thousand cubic feet	$1.65	$3.53	$(1.88)	(53.3)%

Miscellaneous other income was $42 million for the six months ended June 30, 2016 compared to $29 million for the six months ended June 30, 2015. The $13 million increase was primarily due to the following items:

	For the Six Months Ended June 30,
(in millions)	2016	2015	Variance	Percent Change
Right of Way Sales	$11	$1	$10	1,000.0%
Equity in Earnings of Affiliates - CONE	25	18	7	38.9%
Gathering Revenue	5	6	(1)	(16.7)%
Other	1	4	(3)	(75.0)%
Total Miscellaneous Other Income	$42	$29	$13	44.8%

•	Right of Way Sales increased $10 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

•
Equity in Earnings of Affiliates - CONE increased $7 million due to an increase in earnings from CONE Midstream Partners, LP. and CONE Gathering, LLC. See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
Gathering revenue primarily relates to the release (sale) of unutilized firm transportation capacity when possible and when beneficial in order to minimize unutilized firm transportation expense. Gathering revenue decreased by $1 million in the period-to-period comparison, due to various transactions that occurred throughout both periods, none of which were individually material.

•	Other decreased $3 million due to various transactions that occurred throughout both periods, none of which were individually material.

Gain (loss) on sale of assets was a loss of $5 million for the six months ended June 30, 2016 compared to a gain of $2 million for the six months ended June 30, 2015. The $7 million decrease was primarily due to loss on the sale of a gathering pipeline in the current period, offset, in part, by various transactions that occurred throughout both periods, none of which were individually material.

Selling, general and administrative costs are allocated to the total E&P segment based on percentage of total revenue and percentage of total projected capital expenditures. Costs were $34 million for the six months ended June 30, 2016 compared to $43 million for the six months ended June 30, 2015. Refer to the discussion of total company selling, general and administrative costs contained in the section "Net Loss attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Purchased gas volumes represent volumes of gas purchased from third parties that CONSOL Energy sells. The lower average cost per thousand cubic feet is due to overall price changes and contractual differences among customers in the period-to-period comparison. Purchased gas costs were $17 million for the six months ended June 30, 2016 and $4 million for the six months ended June 30, 2015.

	For the Six Months Ended June 30,
	2016	2015	Variance	Percent Change
Purchased Gas Volumes (in billion cubic feet)	10.0	1.4	8.6	614.3%
Average Cost Per thousand cubic feet sold	$1.67	$2.77	$(1.10)	(39.7)%

Exploration and other costs were $5 million for the six months ended June 30, 2016 compared to $4 million for the six months ended June 30, 2015. The $1 million increase is due to the following items:

	For the Six Months Ended June 30,
(in millions)	2016	2015	Variance	Percent Change
Land Rentals	$3	$2	$1	50.0%
Lease Expiration Costs	1	2	(1)	(50.0)%
Other	1	—	1	100.0%
Total Exploration and Other Costs	$5	$4	$1	25.0%

•	Total exploration and other costs increased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.
Other corporate expenses were $58 million for the six months ended June 30, 2016 compared to $869 million for the six months ended June 30, 2015. The $811 million decrease in the period-to-period comparison was made up of the following items:

	For the Six Months Ended June 30,
(in millions)	2016		2015	Variance	Percent Change
Impairment of Exploration and Production Properties	$—		$829	$(829)	(100.0)%
Unutilized Firm Transportation and Processing Fees	15		18	(3)	(16.7)%
Short-Term Incentive Compensation	4		6	(2)	(33.3)%
Stock-Based Compensation	10		8	2	25.0%
Litigation Expense	2		—	2	100.0%
Idle Rig Fees	19		3	16	533.3%
Other	8		5	3	60.0%
Total Other Corporate Expenses	$58	—	$869	$(811)	(93.3)%

•
Impairment of Exploration and Production properties primarily related to the write down of the Company's shallow oil and gas asset values in June 2015. See Note 10 - Property, Plant, And Equipment, in the Notes to the Unaudited Consolidated Financial Statements included in this form 10-Q for more information. No such impairment was recorded in the current period.

•
Unutilized firm transportation costs represent pipeline transportation capacity that the E&P division has obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for natural gas liquids. Unutilized firm transportation decreased $3 million in the period-to-period comparison due to an increase in the utilization of the capacity. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. During the six months ended June 30, 2016 and 2015 the Company recognized approximately $5 million and $3 million, respectively, of revenue in connection with such releases.

•	Short-term incentive compensation expense decreased $2 million in the period-to-period comparison due to decreased payouts in the current period.

•
Stock-based compensation increased $2 million in the period-to-period comparison primarily due to additional non-cash amortization expense and accelerated non-cash amortization recorded in the current period for employees who received awards under the Performance Share Unit (PSU) program.

•	Litigation expense increased $2 million in the period-to-period comparison due to various items in the six months ended June 30, 2016, none of which were individually material.

•
Idle rig fees are fees related to the temporary idling of some of the Company's natural gas rigs. The total idle rig expense incurred by the Company has increased by $16 million for the current period as compared to the prior period.

•	Other corporate related expenses increased $3 million due to various transactions that occurred throughout both periods, none of which were individually material.

Interest expense related to the E&P division was $1 million for the six months ended June 30, 2016 compared to $4 million for the six months ended June 30, 2015. Interest expense was incurred by the Other gas segment on interest allocated to the E&P segment under CONSOL Energy's credit facility.

TOTAL COAL DIVISION ANALYSIS for the six months ended June 30, 2016 compared to the six months ended June 30, 2015:
The coal division had earnings before income taxes of $32 million for the six months ended June 30, 2016, compared to earnings before income taxes of $164 million for the six months ended June 30, 2015. Variances by the individual coal segments are discussed below.

	For the Six Months Ended			Difference to Six Months Ended
	June 30, 2016			June 30, 2015
(in millions)	Pennsylvania Operations	Other Coal	Total Coal	Pennsylvania Operations	Other Coal	Total Coal
Sales:
Produced Coal	$477	$—	$477	$(226)	$—	$(226)
Purchased Coal	—	—	—	—	(2)	(2)
Total Outside Sales	477	—	477	(226)	(2)	(228)
Other Outside Sales	—	16	16	—	(3)	(3)
Freight Revenue	25	—	25	20	(3)	17
Miscellaneous Other Income	7	32	39	5	(8)	(3)
Gain on Sale of Assets	—	3	3	—	(1)	(1)
Total Revenue and Other Income	509	51	560	(201)	(17)	(218)
Operating Costs and Expenses:
Operating Costs	313	—	313	(128)	—	(128)
Depreciation, Depletion and Amortization	74	—	74	(14)	—	(14)
Total Operating Costs and Expenses	387	—	387	(142)	—	(142)
Other Costs and Expenses:
Other Costs	25	64	89	39	17	56
Depreciation, Depletion and Amortization	9	(4)	5	4	(14)	(10)
Total Other Costs and Expenses	34	60	94	43	3	46
Freight Expense	25	—	25	20	(3)	17
Selling, General and Administrative Costs	9	2	11	(3)	1	(2)
Other Corporate Expense	4	3	7	(9)	—	(9)
Total Coal Costs	459	65	524	(91)	1	(90)
Interest Expense	4	—	4	4	—	4
Total Coal Division Expense	463	65	528	(87)	1	(86)
Earnings (Loss) Before Income Taxes	$46	$(14)	$32	$(114)	$(18)	$(132)

PENNSYLVANIA (PA) OPERATIONS COAL SEGMENT
The PA Operations coal segment's principal activities consist of mining, preparation and marketing of thermal coal to power generators. The segment also includes selling, general and administrative costs as well as various other activities assigned to the PA Operations coal segment but not allocated to each individual mine and, therefore, are not included in unit cost presentation. For the six months ended June 30, 2016 and 2015, the segment included the following mines: Bailey Mine, Enlow Fork Mine, Harvey Mine and the corresponding preparation plant facilities.

The PA Operations coal segment contributed $46 million of earnings before income tax for the six months ended June 30, 2016, compared to $160 million of earnings before income tax for the six months ended June 30, 2015. The PA Operations coal revenue and cost components on a per unit basis for these periods are as follows:

	For the Six Months Ended June 30,
	2016	2015	Variance	Percent Change
Company Produced PA Operations Tons Sold (in millions)	11.4	12.2	(0.8)	(6.6)%
Average Sales Price Per PA Operations Ton Sold	$41.70	$57.61	$(15.91)	(27.6)%

Total Operating Costs Per Ton Sold	$27.39	$36.25	$(8.86)	(24.4)%
Total Depreciation, Depletion and Amortization Costs Per Ton Sold	6.47	7.08	(0.61)	(8.6)%
Total Costs Per PA Operations Ton Sold	$33.86	$43.33	$(9.47)	(21.9)%
Average Margin Per PA Operations Ton Sold	$7.84	$14.28	$(6.44)	(45.1)%

Coal Sales
PA Operations produced coal outside sales were $477 million for the six months ended June 30, 2016, compared to $703 million for the six months ended June 30, 2015. The $226 million decrease was attributable to a 0.8 million decrease in tons sold and a $15.91 per ton lower average sales price. The lower sales volumes and average coal sales price per ton sold in the 2016 period were primarily the result of the overall decline in both the domestic and global thermal coal markets. While the overall trend of customer deferrals peaked in May 2016, the Company's marketing team continues to work with a few customers who are still facing challenges due to high inventory levels. During the period, CONSOL Energy pursued legal action against one of its customers, who the Company believes is in breach of the contract terms. The Company believes this customer will continue to adversely impact average realized price per ton.
Freight Revenue
Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset in freight expense. Freight revenue was $25 million for the six months ended June 30, 2016, compared to $5 million in the six months ended June 30, 2015. The $20 million increase in freight revenue was due to increased shipments where the Company contractually provides transportation services.

Miscellaneous Other Income
Miscellaneous other income increased $5 million in the period-to-period comparison, primarily a result of a partial coal contract buyout in the amount of $6 million in the six months ended June 30, 2016.
Cost of Coal Sold
Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The cost of coal sold per ton includes items such as direct operating costs, royalty and production taxes, direct administration expenses and depreciation, depletion, and amortization costs. Total cost of coal sold for PA Operations was $387 million for the six months ended June 30, 2016, or $142 million lower than the $529 million for the six months ended June 30, 2015. Total costs per PA Operations ton sold were $33.86 per ton for the six months ended June 30, 2016, compared to $43.33 per ton for the six months ended June 30, 2015. The decrease in the cost of coal sold was driven by the idling of one longwall at the PA Operations complex for approximately 90 days, reduction of staffing levels and a realignment of employee benefits. All of the above steps resulted in more consistent operating schedules, reduced labor costs and improved productivity. Productivity for the six months ended June 30, 2016, as measured by tons per employee-hour, improved by 16% compared to the year-earlier period, despite the reduced number of longwalls in operation.

Other Costs and Expenses
Other costs include various costs and expenses that are assigned to the PA Operations coal segment but not allocated to each individual mine, and therefore, are not included in unit costs. Other costs increased $39 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This increase was due to the following:

	For the Six Months Ended June 30,
(in millions)	2016	2015	Variance
OPEB Plan Changes	$—	$(26)	$26
Idle Mine Costs	13	—	13
Litigation Expense	2	—	2
Severance Expense	1	—	1
Coal Reserve Holding Costs	2	3	(1)
Amortization of Financing Charges	—	7	(7)
Other	7	2	5
Other Costs and Expenses	$25	$(14)	$39

•
Income of $26 million related to OPEB plan changes made in May 2015 for retired employees. Refer to the discussion of total Company long-term liabilities contained in the section "Net Loss Attributable to CONSOL Energy Shareholders" of this quarterly report for more information. No such transactions occurred in the current period.

•	Idle Mine Costs increased $13 million, due to the temporarily idling of one of the longwalls for approximately 90 days to optimize operating schedules.

•
Approximately $2 million of costs were incurred during the six months ended June 30, 2016 related to the proposed consent decree with respect to the Bailey mine complex. See Note 13 - Commitments and Contingent Liabilities of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
Severance expense of $1 million was incurred during the six months ended June 30, 2016 in connection with the Company's ongoing cost reduction efforts. No such transactions occurred in the period period.

•	Coal Reserve Holding Costs decreased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

•	Accelerated amortization of financing charges totaling $7 million related to a backstop loan were incurred in the 2015 period.

•
Other increased $5 million in the period-to-period comparison due to an increase in 401(k) discretionary contributions, as well as various transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization increased $4 million, primarily as a result of additional assets placed in service in the period-to-period comparison.
Freight Expense

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred. Freight expense is offset by freight revenue. Freight expense was $25 million for the six months ended June 30, 2016, compared to $5 million for the six months ended June 30, 2015. The increase in the period-to-period comparison was due to increased shipments under contracts where the Company contractually provides transportation services.
Selling, General and Administrative Costs
Selling, general and administrative costs are allocated to each coal segment based upon the level of operating activity of the segment's underlying business units. Upon execution of the CNXC IPO, CNXC entered into a service agreement with CONSOL Energy to provide certain selling, general and administrative services. These services are paid monthly based on an agreed upon fixed fee that is reset at least annually. See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. The amount of selling, general and administrative costs related to PA Operations was $9 million for the six months ended June 30, 2016, compared to $12 million for the six months ended June 30, 2015. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net Loss Attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Other Corporate Expenses

Other corporate expenses are comprised of expenses for stock-based compensation and the short-term incentive compensation program. These expenses include costs that are directly related to each coal segment along with a portion of costs that are allocated to each segment based on a percentage of total labor costs. For the six months ended June 30, 2016, other corporate expenses were $4 million, compared to $13 million for the six months ended June 30, 2015. The $9 million decrease was due to lower short-term incentive compensation payouts.

Interest Expense

Interest expense, net of amounts capitalized, of $4 million for the six months ended June 30, 2016 is primarily comprised of interest on the CNXC revolving credit facility that was drawn upon after the CNXC IPO on July 7, 2015. No such expense was incurred during the six months ended June 30, 2015.

OTHER COAL SEGMENT

The Other coal segment primarily includes coal terminal operations, closed and idle mine activities, purchased coal activities and various other activities not assigned to PA Operations.
The Other coal segment had a loss before income tax of $14 million for the six months ended June 30, 2016, compared to earnings before income tax of $4 million for the six months ended June 30, 2015.

Coal Sales
Purchased coal sales consisted of revenues from coal purchased from third-parties and sold directly to CONSOL Energy's customers. There were no purchased coal sales during the six months ended June 30, 2016. Purchased coal sales revenue totaled $2 million for the six months ended June 30, 2015. The decrease was due to lower volumes of coal that needed to be purchased to fulfill various contracts.

Other Outside Sales
Other outside sales consists of sales from the Company's coal terminal operations. Coal terminal operations sales were $16 million for the six months ended June 30, 2016, compared to $19 million for the six months ended June 30, 2015. The $3 million decrease in the period-to-period comparison was primarily due to a decrease in throughput volumes and rates in the current period.

Freight Revenue
There was no freight revenue during the six months ended June 30, 2016, compared to $3 million for the six months ended June 30, 2015. The decrease was due to decreased shipments where CONSOL Energy contractually provides transportation services.

Miscellaneous Other Income
Miscellaneous other income was $32 million for the six months ended June 30, 2016, compared to $40 million for the six months ended June 30, 2015. The change is due to the following items:

	For the Six Months Ended June 30,
(in millions)	2016	2015	Variance
Equity in Earnings of Affiliates	$1	$5	$(4)
Royalty Income	5	8	(3)
Rental Income	18	18	—
Right of Way Sales	6	5	1
Other Income	2	4	(2)
Total Miscellaneous Other Income	$32	$40	$(8)

•	Equity in Earnings of Affiliates decreased $4 million due to the sale of the Company's 49% interest in Western Allegheny Energy in September 2015.

•	Royalty Income decreased $3 million primarily due to the overall decrease in domestic coal pricing.

•	Right of Way sales increased $1 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

•	Other Income decreased $2 million due to various transactions that occurred throughout both periods, none of which were individually material.

Other Costs and Expenses

Other costs and expenses related to the Other coal segment were $64 million for the six months ended June 30, 2016, compared to $47 million for the six months ended June 30, 2015. The increase of $17 million was due to the following items:

	For the Six Months Ended June 30,
	2016	2015	Variance
OPEB Plan Changes	$—	$(25)	$25
Lease Rental Expense	13	13	—
Coal Terminal Operations	8	12	(4)
Coal Reserve Holding Costs	4	5	(1)
Closed and Idle Mines	4	5	(1)
Purchased Coal Costs	—	1	(1)
UMWA OPEB Expense	22	23	(1)
Other	13	13	—
Total Other Costs	$64	$47	$17

•
Represents income of $25 million related to OPEB plan changes made in May 2015 for retired employees. Refer to the discussion of total Company long-term liabilities contained in the section "Net Loss Attributable to CONSOL Energy Shareholders" of this quarterly report for more information.

•	Coal Terminal Operations costs decreased $4 million due to decreased throughput volumes in the current period.

•	Coal Reserve Holding Costs decreased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

•	Closed and Idle Mine Costs decreased $1 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

•	Purchased Coal Costs decreased $1 million due to lower volumes of coal that needed to be purchased to fulfill various contracts.

•	UMWA OPEB Expense decreased $1 million primarily due to a decrease in interest costs.

Depreciation, depletion and amortization decreased $14 million, primarily related to a reduction of the asset retirement obligations at various mines during the six months ended June 30, 2016.

Freight Expense

There was no freight expense during the six months ended June 30, 2016, compared to $3 million for the six months ended June 30, 2015. The decrease was due to decreased shipments where CONSOL Energy contractually provides transportation services.

Selling, General and Administrative Costs
Selling, general and administrative costs allocated to the Other coal segment were $2 million for the six months ended June 30, 2016, compared to $1 million for the six months ended June 30, 2015. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net Loss Attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

OTHER DIVISION ANALYSIS for the six months ended June 30, 2016 compared to the six months ended June 30, 2015:

The Other division includes expenses from various other corporate activities that are not allocated to the E&P or Coal divisions. The Other division had a loss before income tax of $113 million for the six months ended June 30, 2016, compared to a loss before income tax of $190 million for the six months ended June 30, 2015. The Other division also includes a total Company income tax benefit related to continuing operations of $124 million for the six months ended June 30, 2016, compared to an income tax benefit of $317 million for the six months ended June 30, 2015.

	For the Six Months Ended June 30,
(in millions)	2016	2015	Variance	Percent Change
Miscellaneous Operating Expense	$21	$24	$(3)	(12.5)%
Loss on Debt Extinguishment	—	68	(68)	(100.0)%
Interest Expense	92	98	(6)	(6.1)%
Total Other Costs	113	190	(77)	(40.5)%
Loss Before Income Tax	(113)	(190)	77	(40.5)%
Income Tax Benefit	(124)	(317)	193	(60.9)%
Net Income	$11	$127	$(116)	(91.3)%

Miscellaneous Operating Expense

Miscellaneous operating expense related to the Other division was $21 million for the six months ended June 30, 2016, compared to $24 million for the six months ended June 30, 2015. Miscellaneous operating expense decreased due to the following items:

	For the Six Months Ended June 30,
(in millions)	2016	2015	Variance
Pension Expense	$(7)	$8	$(15)
Transaction Fees	—	5	(5)
Bank Fees	8	9	(1)
Severance Payments	1	1	—
Litigation Expense	3	1	2
Pension Settlement	14	—	14
Other	2	—	2
Miscellaneous Operating Expense	$21	$24	$(3)

•
Actuarially-calculated amortization decreased $15 million in the period-to-period comparison due to modifications made to the pension plan in May 2015. See Note 16 - Pension and Other Postretirement Benefits Plans in the Notes to the Audited Financial Statements in our December 31, 2015 Form 10-K for additional information.

•	Transaction fees were $5 million for the six months ended June 30, 2015 related to various corporate initiatives including the CNXC MLP. No such transactions occurred in the current period.

•	Bank Fees decreased $1 million in the period-to-period comparison due to various items that occurred throughout both periods, none of which were individually material.

•	Litigation expense increased $2 million in the period-to-period comparison due to various items that occurred throughout both periods, none of which were individually material.

•
Pension settlement expense is required when lump sum distributions made for a given plan year exceed the total of the service and interest costs for that same plan year. Settlement accounting was triggered in the six months ended June 30, 2016, primarily as a result of the sale of the Buchanan Mine in the first quarter of 2016.. See Note 5 - Components of Pension and OPEB Plans Net Periodic Benefit Costs in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional detail. No such transactions occurred in the prior period.

•	Other increased $2 million in the period-to-period comparison due to various items that occurred throughout both periods, none of which were individually material.

Loss on Debt Extinguishment

Loss on Debt Extinguishment of $68 million was recognized in the six months ended June 30, 2015 related to the early extinguishment of debt due to the partial purchase of the 8.25% senior notes that were due in 2020 at an average price equal to 104.6% of the principal amount and the partial purchase of the 6.375% senior notes that were due in 2021 at an average price equal to 105.0% of the principal amount. No such transactions occurred in the current period.

Interest Expense

Interest expense of $92 million was recognized in the six months ended June 30, 2016, compared to $98 million in the six months ended June 30, 2015. The decrease of $6 million in the period-to-period comparison was due to the partial payoff of the 2020 and 2021 bonds in March and April 2015. Also contributing to the decrease was lower interest rates on the 2023 bonds issued in March 2015. This decrease is offset, in part, by an increase in interest expense on borrowings from the revolver.

Income Taxes

The effective income tax rate when excluding noncontrolling interest was 30.8% for the six months ended June 30, 2016, compared to 37.7% for the six months ended June 30, 2015. The effective rates for the six months ended June 30, 2016 and 2015 were calculated using the annual effective rate projections on recurring earnings and include tax liabilities related to certain discrete transactions. See Note 7 - Income Taxes of the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional information.

	For the Six Months Ended June 30,
(in millions)	2016	2015	Variance	Percent Change
Total Company Loss Before Income Tax excluding Noncontrolling Interest	$(402)	$(841)	$439	(52.2)%
Income Tax Benefit	$(124)	$(317)	$193	(60.9)%
Effective Income Tax Rate	30.8%	37.7%	(6.9)%

Liquidity and Capital Resources
CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. On June 18, 2014, CONSOL Energy entered into a Credit Agreement for a $2.0 billion senior secured revolving credit facility. In April 2016, the Company's lending group reaffirmed the $2.0 billion borrowing base of the facility which expires on June 18, 2019. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries. CONSOL Energy's credit facility allows for up to $2.0 billion of borrowings, which includes $750 million letters of credit aggregate sub-limit. CONSOL Energy can request an additional $500 million increase in the aggregate borrowing limit amount. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Availability under the facility is limited to a borrowing base, which is determined by the lenders syndication agent and approved by the required number of lenders in good faith by calculating a value of CONSOL Energy's proved gas reserves. The facility includes a minimum interest coverage ratio covenant of no less than 2.50 to 1.00, measured quarterly. The interest coverage ratio is calculated as the ratio of Adjusted EBITDA to cash interest expense of CONSOL Energy and certain of its subsidiaries excluding CNXC. The interest coverage ratio was 4.79 to 1.00 at June 30, 2016. Adjusted EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, losses on debt extinguishment and includes cash distributions received from affiliates, plus pro-rata earnings from material acquisitions. The facility also includes a minimum current ratio covenant of no less than 1.00 to 1.00, measured quarterly. The minimum current ratio is calculated as the ratio of current assets, plus revolver availability, to current liabilities excluding borrowings under the revolver. This calculation also excludes all of CNXC's current assets, current liabilities, and revolver availability. The current ratio was 2.75 to 1.00 at June 30, 2016. Affirmative and negative covenants in the facility limit the Company's ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends, merge with another corporation and amend, modify or restate the senior unsecured notes. The credit facility allows unlimited investments in joint ventures for the development and operation of natural gas gathering systems. The facility permits CONSOL Energy to separate its natural gas and coal businesses if the leverage ratio (which, is essentially, the ratio of debt to EBITDA) of the natural gas business immediately after the separation would not be greater than 2.75 to 1.00. At June 30, 2016, the facility had $466 million of borrowings outstanding and $309 million of letters of credit outstanding, leaving $1,225 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
In April 2016, the facility was amended to require that: (i) the Company must prepay outstanding loans under the revolving credit facility to the extent that cash on hand exceeds $150 million for two consecutive business days; (ii) mortgage 85% of its proved reserves and 80% of its proved developed producing reserves, in each case, which are included in the borrowing base; (iii) maintain applicable deposit, securities and commodities accounts with the lenders or affiliates thereof; and (iv) enter into control agreements with respect to such applicable accounts. In addition, the Company pledged the equity interest it holds in CONE Gathering, LLC, and CONE Midstream Partners, LP as collateral to secure loans under the credit agreement.
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
In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various natural gas and NGL swap and option transactions, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net liability of $76 million at June 30, 2016 and a net asset of $267 million at December 31, 2015. The Company has not experienced any issues of non-performance by derivative counterparties.

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

Cash Flows (in millions)

	For the Six Months Ended June 30,
	2016	2015	Change
Cash Provided by Operating Activities	$224	$294	$(70)
Cash Provided by (Used in) Investing Activities	$292	$(673)	$965
Cash (Used in) Provided by Financing Activities	$(491)	$211	$(702)

Cash provided by operating activities changed in the period-to-period comparison primarily due to the following items:

•	Net loss increased $41 million in the period-to-period comparison.

•
Adjustments to reconcile net income to cash provided by operating activities decreased primarily due to the $829 million impairment of exploration and production properties recorded in 2015. (See Note 10 - Property, Plant, And Equipment, in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for more information). This adjustment was offset, in part, by an increase in the loss from discontinued operations (See Note 2 - Discontinued Operations in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for more information), an increase in the loss on commodity derivative instruments of $252 million and an increase of $188 million related to changes in deferred taxes.

•	Other changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both periods also contributed to the decrease in operating cash flows.

Cash provided by investing activities changed in the period-to-period comparison primarily due to the following items:

•	Capital expenditures decreased $501 million in the period-to-period comparison due to the following:

◦
Gas segment capital expenditures decreased $453 million due to decreased expenditures in both the Marcellus and Utica plays resulting from decreased drilling activity, as well as, other various transactions that occurred throughout both periods none of which were individually material.

◦
Coal segment capital expenditures decreased $43 million due to a $23 million decrease in equipment purchases and rebuilds at PA Operations, a $13 million decrease in PA Operations preparation plant expenditures including water treatment systems and various other items that occurred throughout both periods, none of which were individually material.

◦	Other capital expenditures decreased $5 million due to various transactions that occurred throughout both periods, none of which were individually material.

•
Proceeds from the sale of assets increased $11 million primarily due to the $7 million sale of a gathering pipeline in the six months ended June 30, 2016. The remaining increase was due to various assets sales that occurred throughout both periods, none of which were individually material.

•
Cash provided by equity affiliates increased $38 million primarily due to a $40 million net change in investment in CONE Midstream Partners, LP and CONE Gathering LLC (See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information), primarily due to a decrease in contributions in the current period. The remaining $2 million decrease was due to various transactions that occurred throughout both periods, none of which were individually material.

•
Discontinued Operations increased $414 million primarily as a result of the sale of the Buchanan Mine and certain other metallurgical coal reserves in the six months ended June 30, 2016. (See Note 2 - Discontinued Operations of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

Cash used in financing activities changed in the period-to-period comparison primarily due to the following items:

•
In the six months ended June 30, 2016, CONSOL Energy made payments on the senior secured credit facility of $486 million compared to proceeds from the senior secured credit facility of $1,058 million in the six months ended June 30, 2015.

•
In the six months ended June 30, 2015, CONSOL Energy made net payments of $771 million related to the partial extinguishment of the 2020 and 2021 bonds offset, in part, by the issuance of the 2023 bonds. No such transactions occurred in the 2016 period. (See Note 12 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional details).

•
In the six months ended June 30, 2015, CONSOL Energy repurchased $72 million of its common stock on the open market under the previously announced share repurchase program. No repurchases were made in the six months ended June 30, 2016.

•
In the six months ended June 30, 2015, CONSOL Energy received proceeds of $39 million under the accounts receivable securitization facility. CONSOL Energy terminated the accounts receivable securitization facility effective July 7, 2015.

•	The remaining changes are due to various transactions that occurred throughout both periods.

The following is a summary of our significant contractual obligations at June 30, 2016 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$60,325	$52,712	$16,658	$6,697	$136,392
Gas Firm Transportation and Processing	133,064	225,952	207,879	602,119	1,169,014
Long-Term Debt	2,620	2,708	293,882	2,453,473	2,752,683
Interest on Long-Term Debt	169,039	338,173	325,365	219,616	1,052,193
Capital (Finance) Lease Obligations	7,027	14,611	14,049	2,965	38,652
Interest on Capital (Finance) Lease Obligations	2,347	3,471	1,529	52	7,399
Operating Lease Obligations	94,739	123,315	40,753	83,926	342,733
Long-Term Liabilities—Employee Related (a)	67,178	131,641	130,293	558,432	887,544
Other Long-Term Liabilities (b)	348,552	166,389	87,585	349,211	951,737
Total Contractual Obligations (c)	$884,891	$1,058,972	$1,117,993	$4,276,491	$7,338,347
 _________________________

(a)
Employee related long-term liabilities include other post-employment benefits, work-related injuries and illnesses. Estimated salaried retirement contributions required to meet minimum funding standards under ERISA are excluded from the pay-out table due to the uncertainty regarding amounts to be contributed. Additional contributions to the pension trust are not expected to be significant for the remainder of 2016.

(b)	Other long-term liabilities include mine reclamation and closure and other long-term liability costs.

(c)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt
At June 30, 2016, CONSOL Energy's continuing operations had total long-term debt and capital lease obligations of $2,790 million outstanding, including the current portion of long-term debt of $9 million. This long-term debt consisted of:

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

•	Advance royalty commitments of $3 million with an average interest rate of 16.35% per annum.

•	An aggregate principal amount of $3 million on a note maturing through March 2018.

•	An aggregate principal amount of $38 million of capital leases with a weighted average interest rate of 6.52% per annum.

•	An aggregate principal amount of $198 million in outstanding borrowings under the revolver for CNXC. CONSOL Energy is not a guarantor of CNXC's revolving credit facility

At June 30, 2016, CONSOL Energy had an aggregate principal amount of $466 million in outstanding borrowings and approximately $309 million of letters of credit outstanding under the $2.0 billion senior secured revolving credit facility.

Total Equity and Dividends
CONSOL Energy had total equity of $4,271 million at June 30, 2016 and $4,856 million at December 31, 2015. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
February 1, 2016	$0.0100	February 16, 2016	March 3, 2016

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. Consistent with what the Company previously announced on February 29, 2016, CONSOL Energy suspended its quarterly dividend following the sale of the Buchanan Mine to Coronado IV LLC which took place on March 31, 2016. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's credit facility limits CONSOL Energy's ability to pay dividends in excess of an annual rate of $0.50 per share when the Company's leverage ratio exceeds 3.50 to 1.00 and subject to an aggregate amount up to the then cumulative credit calculation. The total leverage ratio was 3.73 to 1.00 and the cumulative credit was approximately $937 million at June 30, 2016. The calculation of this ratio excludes CNXC. The credit facility does not permit dividend payments in the event of default. The indentures to the 2022 and 2023 notes limit dividends to $0.50 per share annually unless several conditions are met. Conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the six months ended June 30, 2016.

Off-Balance Sheet Transactions

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q. CONSOL Energy participates in various multi-employer benefit plans such as the UMWA Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the balance sheet at June 30, 2016. The various multi-employer benefit plans are discussed in Note 18—Other Employee Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of the December 31, 2015 Form 10-K. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected on the consolidated balance sheet at June 30, 2016. Management believes these items will expire without being funded. See Note 13—Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

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

•	foreign currency fluctuations could adversely affect the competitiveness of our coal abroad;

•	our customers extending existing contracts or entering into new long-term contracts for coal on favorable terms;

•	our reliance on major customers;

•	our inability to collect payments from customers if their creditworthiness declines or they fail to enter their contracts;

•	the disruption of rail, barge, gathering, processing and transportation facilities and other systems that deliver our natural gas, natural gas liquids and coal to market;

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

•
with respect to the sale of the Buchanan and Amonate mines and other coal assets to Coronado IV LLC - disruption to our business, including customer, employee and supplier relationships resulting from this transaction, and the impact of the transaction on our future operating results; and

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

At June 30, 2016, our open derivative instruments were in a net liability position with a fair value of $76 million. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at June 30, 2016. A hypothetical 10 percent increase in future natural gas prices would decrease future earnings related to derivatives by $201 million.
CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At June 30, 2016, CONSOL Energy had $2,591 million aggregate principal amount of debt outstanding under fixed-rate instruments and $664 million of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were $466 million of borrowings at June 30, 2016, and CNXC's revolving credit facility, under which there were $198 million of borrowings at June 30, 2016. A hypothetical 100 basis-point increase in the average rate for CONSOL Energy's and CNXC's revolving credit facilities would decrease pre-tax future earnings related to interest expense by $7 million.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of June 30, 2016, our hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2016 Fixed Price Volumes
Hedged Bcf	N/A	N/A	72.1	63.4	135.5
Weighted Average Hedge Price per Mcf	N/A	N/A	$2.87	$3.17	$3.01
2017 Fixed Price Volumes
Hedged Bcf	51.8	54.4	59.0	59.0	224.2
Weighted Average Hedge Price per Mcf	$2.61	$2.70	$2.74	$2.74	$2.70
2018 Fixed Price Volumes
Hedged Bcf	36.2	36.6	37.0	37.0	146.8
Weighted Average Hedge Price per Mcf	$2.80	$2.84	$2.84	$2.84	$2.83
2019 Fixed Price Volumes
Hedged Bcf	20.3	20.5	20.8	20.8	82.4
Weighted Average Hedge Price per Mcf	$2.90	$2.90	$2.90	$2.90	$2.90
2020 Fixed Price Volumes
Hedged Bcf	6.6	6.6	6.7	6.7	26.6
Weighted Average Hedge Price per Mcf	$3.04	$3.04	$3.04	$3.04	$3.04

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2016 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
The first through the sixth paragraphs of Note 13—Commitments and Contingent Liabilites in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” Section in the Annual Report on Form 10-K for the year ended December 31, 2015, together with the following risks that have been amended and restated from the prior “Risk Factors” disclosed in the Form 10-K. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Existing and future government laws, regulations and other legal requirements relating to protection of the environment, and others that govern our business may increase our costs of doing business for natural gas, and may restrict our gas operations.

On April 8, 2016, The U.S. Department of Transportation (DOT) Pipeline and Hazardous Materials Safety Administration (PHMSA) published in the Federal Register a Notice of Proposed Rule Making (NPRM) that would significantly modify existing regulations related to reporting, impact, design, construction, maintenance, operations and integrity management of gas transmission and gathering pipelines. The proposed rule addresses four congressional mandates and six recommendations by the National Transportation Safety Board to broaden the scope of safety coverage by adding new assessment and repair criteria for gas transmission pipelines, and by expanding these protocols to include pipelines not formerly regulated by the federal standards. This includes extending regulatory requirements to transmission and gathering pipelines of 8 inches and greater in rural class 1 areas. Compliance with the rule, as proposed, may prove challenging and costly for operators of older pipelines due to the difficulty of locating historic records. Compliance could involve significant upfront costs and service disruptions. The relatively short 2-year timeframe for compliance for gathering pipelines could also be difficult to meet. Costs of compliance with the proposed rule could potentially affect shippers on pipelines as well as operators themselves, as the Federal Energy Regulatory Commission has allowed many interstate transmission pipelines to pass along costs attributable to safety measures directly to shippers. If implemented as proposed, CONSOL (CONE & CNX) will be affected by this rulemaking. However, long-term costs for compliance will be dependent on the finalized version of the rule.

ITEM 4.     MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95 to this quarterly report.

ITEM 6.	EXHIBITS

10.1
Amendment No. 2, dated as of April 20, 2016, to the Amended and Restated Credit Agreement, dated as of June 18, 2014, and the Amended and Restated Security Agreement, dated as of June 18, 2014, by and among CONSOL Energy Inc., the subsidiary guarantors party thereto, certain lenders and PNC Bank, National Association as administrative agent and as collateral agent, incorporated by reference to Exhibit 10.1 to the Form 8-K (file no. 001-14901) filed on April 26, 2016.

10.2	Agreement, dated as of April 28, 2016, between CONSOL Energy Inc. and James C. Grech, incorporated by reference to Exhibit 10.1 to the Form 8-K (file no. 001-14901) filed on May 4, 2016.

10.3	CONSOL Energy Inc. Equity Incentive Plan, as amended and restated effective May 11, 2016, incorporated by reference to Exhibit 99.1 to the Form S-8 (file no. 001-14901) filed on May 4, 2016.

10.4	Form of Employee Nonqualified Stock Option Agreement (May 26, 2016 and after).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety and Health Administration Safety Data.

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2016 furnished in XBRL).
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 29, 2016

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