Form 10-Q
period 2016-09-30
CONSOL Energy Inc
filed 2016-11-01
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of October 17, 2016
Common stock, $0.01 par value	229,440,368

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
NGL - Natural gas liquids.
Tcfe - One trillion cubic feet of natural gas equivalents, with one barrel of oil being equivalent to 6,000 cubic feet of gas.

PART I : FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
(Unaudited)	September 30,		September 30,
Revenues and Other Income:	2016	2015	2016	2015
Natural Gas, NGLs and Oil Sales	$205,913	$157,538	$555,101	$541,630
Gain on Commodity Derivative Instruments	198,192	143,606	53,872	251,073
Coal Sales	267,685	323,171	744,411	1,026,596
Other Outside Sales	4,714	5,129	20,687	24,596
Purchased Gas Sales	12,086	2,535	28,633	7,649
Freight-Outside Coal	9,392	2,436	33,949	10,204
Miscellaneous Other Income	32,393	38,475	114,159	111,279
Gain on Sale of Assets	15,203	48,043	13,541	54,329
Total Revenue and Other Income	745,578	720,933	1,564,353	2,027,356
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	22,602	29,452	73,996	96,229
Transportation, Gathering and Compression	94,796	89,965	279,753	248,682
Production, Ad Valorem, and Other Fees	9,027	8,475	23,732	24,605
Depreciation, Depletion and Amortization	101,257	92,083	312,122	269,377
Exploration and Production Related Other Costs	384	3,332	5,036	7,695
Purchased Gas Costs	11,940	1,921	28,692	5,939
Other Corporate Expenses	21,760	20,953	65,980	47,088
Impairment of Exploration and Production Properties	—	—	—	828,905
Selling, General, and Administrative Costs	26,198	23,919	74,067	80,396
Total Exploration and Production Costs	287,964	270,100	863,378	1,608,916
PA Mining Operations Costs
Operating and Other Costs	182,717	137,759	521,277	564,604
Depreciation, Depletion and Amortization	42,370	43,459	125,334	136,536
Freight Expense	9,392	2,436	33,949	10,204
Selling, General, and Administrative Costs	7,653	9,044	20,207	34,231
Total PA Mining Operations Costs	242,132	192,698	700,767	745,575
Other Costs
Miscellaneous Operating Expense	40,085	(3,078)	127,531	70,554
Selling, General, and Administrative Costs	4,569	6,173	10,173	9,946
Depreciation, Depletion and Amortization	8,085	11,302	4,463	21,219
Loss on Debt Extinguishment	—	—	—	67,751
Interest Expense	47,317	48,558	144,609	150,185
Total Other Costs	100,056	62,955	286,776	319,655
Total Costs And Expenses	630,152	525,753	1,850,921	2,674,146
Income (Loss) From Continuing Operations Before Income Tax	115,426	195,180	(286,568)	(646,790)
Income Taxes	52,858	65,868	(71,798)	(251,181)
Income (Loss) From Continuing Operations	62,568	129,312	(214,770)	(395,609)
Loss From Discontinued Operations, net	(34,975)	(3,842)	(322,747)	(3,192)
Net Income (Loss)	27,593	125,470	(537,517)	(398,801)
Less: Net Income Attributable to Noncontrolling Interest	2,248	6,490	4,541	6,490
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$25,345	$118,980	$(542,058)	$(405,291)

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(CONTINUED)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
(Unaudited)	2016	2015	2016	2015
Earnings (Loss) Per Share
Basic
Income (Loss) from Continuing Operations	$0.26	$0.54	$(0.96)	$(1.75)
Loss from Discontinued Operations	(0.15)	(0.02)	(1.40)	(0.02)
Total Basic Earnings (Loss) Per Share	$0.11	$0.52	$(2.36)	$(1.77)
Dilutive
Income (Loss) from Continuing Operations	$0.26	$0.54	$(0.96)	$(1.75)
Loss from Discontinued Operations	(0.15)	(0.02)	(1.40)	(0.02)
Total Dilutive Earnings (Loss) Per Share	$0.11	$0.52	$(2.36)	$(1.77)

Dividends Declared Per Share	$—	$0.0100	$0.0100	$0.1350

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
(Unaudited)	2016	2015	2016	2015
Net Income (Loss)	$27,593	$125,470	$(537,517)	$(398,801)
Other Comprehensive Loss:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($1,043), $29,720, ($5,369), $24,935)	1,305	(49,353)	6,866	(40,036)
Reclassification of Cash Flow Hedges from OCI to Earnings (Net of tax: $7,139, $11,807, $19,284, $35,123)	(12,458)	(20,602)	(33,475)	(60,720)

Other Comprehensive Loss	(11,153)	(69,955)	(26,609)	(100,756)

Comprehensive Income (Loss)	16,440	55,515	(564,126)	(499,557)

Less: Comprehensive Income Attributable to Noncontrolling Interests	2,248	6,490	4,541	6,490

Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$14,192	$49,025	$(568,667)	$(506,047)

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$80,247	$72,574
Accounts and Notes Receivable:
Trade	163,955	151,383
Other Receivables	80,490	121,735
Inventories	62,622	66,792
Recoverable Income Taxes	—	13,887
Prepaid Expenses	125,490	297,287
Current Assets of Discontinued Operations	2,111	81,106
Total Current Assets	514,915	804,764
Property, Plant and Equipment:
Property, Plant and Equipment	13,920,715	13,794,907
Less—Accumulated Depreciation, Depletion and Amortization	5,506,096	5,062,201
Property, Plant and Equipment of Discontinued Operations, Net	—	936,670
Total Property, Plant and Equipment—Net	8,414,619	9,669,376
Other Assets:
Deferred Income Taxes	149,680	—
Investment in Affiliates	257,423	237,330
Other	228,857	214,388
Other Assets of Discontinued Operations	—	4,044
Total Other Assets	635,960	455,762
TOTAL ASSETS	$9,565,494	$10,929,902

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	September 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$197,479	$250,609
Current Portion of Long-Term Debt	4,470	4,988
Short-Term Notes Payable	354,000	952,000
Accrued Income Taxes	5,485	—
Other Accrued Liabilities	508,144	421,827
Current Liabilities of Discontinued Operations	664	51,514
Total Current Liabilities	1,070,242	1,680,938
Long-Term Debt:
Long-Term Debt	2,734,004	2,708,320
Capital Lease Obligations	29,805	34,884
Long-Term Debt of Discontinued Operations	—	5,001
Total Long-Term Debt	2,763,809	2,748,205
Deferred Credits and Other Liabilities:
Deferred Income Taxes	—	74,629
Postretirement Benefits Other Than Pensions	613,233	630,892
Pneumoconiosis Benefits	117,586	111,903
Mine Closing	216,232	227,339
Gas Well Closing	164,115	163,842
Workers’ Compensation	68,587	69,812
Salary Retirement	89,305	91,596
Reclamation	—	25
Other	172,218	166,957
Deferred Credits and Other Liabilities of Discontinued Operations	—	107,988
Total Deferred Credits and Other Liabilities	1,441,276	1,644,983
TOTAL LIABILITIES	5,275,327	6,074,126
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 229,438,910 Issued and Outstanding at September 30, 2016; 229,054,236 Issued and Outstanding at December 31, 2015	2,298	2,294
Capital in Excess of Par Value	2,453,275	2,435,497
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	2,033,849	2,579,834
Accumulated Other Comprehensive Loss	(342,207)	(315,598)
Total CONSOL Energy Inc. Stockholders’ Equity	4,147,215	4,702,027
Noncontrolling Interest	142,952	153,749
TOTAL EQUITY	4,290,167	4,855,776
TOTAL LIABILITIES AND EQUITY	$9,565,494	$10,929,902

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total CONSOL Energy Inc. Stockholders’ Equity	Non- Controlling Interest	Total Equity
Balance at December 31, 2015	$2,294	$2,435,497	$2,579,834	$(315,598)	$4,702,027	$153,749	$4,855,776
(Unaudited)
Net (Loss) Income	—	—	(542,058)	—	(542,058)	4,541	(537,517)
Other Comprehensive Loss	—	—	—	(26,609)	(26,609)	—	(26,609)
Comprehensive (Loss) Income	—	—	(542,058)	(26,609)	(568,667)	4,541	(564,126)
Issuance of Common Stock	4	—	—	—	4	—	4
Treasury Stock Activity	—	—	(1,633)	—	(1,633)	—	(1,633)
Tax Cost From Stock-Based Compensation	—	(5,144)	—	—	(5,144)	—	(5,144)
Amortization of Stock-Based Compensation Awards	—	22,922	—	—	22,922	903	23,825
Distributions to Noncontrolling Interest	—	—	—	—	—	(16,241)	(16,241)
Dividends ($0.01 per share)	—	—	(2,294)	—	(2,294)	—	(2,294)
Balance at September 30, 2016	$2,298	$2,453,275	$2,033,849	$(342,207)	$4,147,215	$142,952	$4,290,167

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Nine Months Ended
(Unaudited)	September 30,
Operating Activities:	2016	2015
Net Loss	$(537,517)	$(398,801)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Net Loss from Discontinued Operations	322,747	3,192
Depreciation, Depletion and Amortization	441,919	427,132
Impairment of Exploration and Production Properties	—	828,905
Non-Cash Other Post-Employment Benefits	—	(151,871)
Stock-Based Compensation	23,825	19,849
Gain on Sale of Assets	(13,541)	(54,329)
Loss on Debt Extinguishment	—	67,751
Gain on Commodity Derivative Instruments	(53,872)	(251,073)
Net Cash Received in Settlement of Commodity Derivative Instruments	203,303	116,868
Deferred Income Taxes	(72,866)	(273,497)
Equity in Earnings of Affiliates	(41,239)	(38,838)
Return on Equity Investment	22,268	31,111
Changes in Operating Assets:
Accounts and Notes Receivable	4,555	119,064
Inventories	4,169	(9,922)
Prepaid Expenses	71,423	103,466
Changes in Other Assets	(14,241)	22,483
Changes in Operating Liabilities:
Accounts Payable	(12,654)	(123,171)
Accrued Interest	35,985	63,879
Other Operating Liabilities	(21,370)	(105,692)
Changes in Other Liabilities	(2,620)	(12,360)
Other	11,937	9,369
Net Cash Provided by Continuing Operating Activities	372,211	393,515
Net Cash Provided by Discontinued Operating Activities	14,427	10,768
Net Cash Provided by Operating Activities	386,638	404,283
Investing Activities:
Capital Expenditures	(179,389)	(864,262)
Proceeds from Sales of Assets	38,977	83,044
Net Investments in Equity Affiliates	(4,555)	(70,224)
Net Cash Used in Continuing Investing Activities	(144,967)	(851,442)
Net Cash Provided by (Used in) Discontinued Investing Activities	366,251	(30,894)
Net Cash Provided by (Used in) Investing Activities	221,284	(882,336)
Financing Activities:
(Payments on) Proceeds from Short-Term Borrowings	(598,000)	945,000
Payments on Miscellaneous Borrowings	(6,222)	(1,523)
Payments on Long-Term Notes, including Redemption Premium	—	(1,263,719)
Net Proceeds from Revolver - CNX Coal Resources LP	23,000	180,000
Proceeds from Sale of MLP Interest	—	148,359
Distributions to Noncontrolling Interest	(16,241)	—
Proceeds from Issuance of Long-Term Notes	—	492,760
Tax Benefit from Stock-Based Compensation	—	208
Dividends Paid	(2,294)	(30,991)
Issuance of Common Stock	4	8,288
Purchases of Treasury Stock	—	(71,674)
Debt Issuance and Financing Fees	(482)	(22,586)
Net Cash (Used in) Provided by Continuing Financing Activities	(600,235)	384,122
Net Cash Used in Discontinued Financing Activities	(14)	(39)
Net Cash (Used in) Provided by Financing Activities	(600,249)	384,083
Net Increase (Decrease) in Cash and Cash Equivalents	7,673	(93,970)
Cash and Cash Equivalents at Beginning of Period	72,574	176,985
Cash and Cash Equivalents at End of Period	$80,247	$83,015
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for future periods.

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

During the nine months ended September 30, 2016, CONSOL Energy Inc. ("CONSOL Energy" or "the Company") made certain adjustments to the financial statements to reflect the sale of the Buchanan Mine and the Fola and Miller Creek Mining Complexes, which are now reflected under discontinued operations. Additionally, CONSOL Energy made reclassifications within its financial statements to better align the Company's financial reporting with its peer group. These reclassifications impacted the Lease Operating Expense, Transportation, Gathering and Compression, Direct Administrative and Selling, Production Royalty Interests and Purchased Gas Sales, Production Royalty Interests and Purchased Gas Costs, Operating and Other Costs and Selling, General and Administrative Costs line items on the Company's Consolidated Statements of Income. These changes are reflected in CONSOL Energy's current and historic Consolidated Statements of Income, with no effect on previously reported net income or stockholders’ equity.

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

The table below sets forth the share-based awards that have been excluded from the computation of the diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Anti-Dilutive Options	2,989,610	3,650,864	6,230,099	3,650,864
Anti-Dilutive Restricted Stock Units	3,455	785,585	645,302	1,394,115
Anti-Dilutive Performance Share Units	1,659,014	—	2,326,120	—
Anti-Dilutive Performance Stock Options	802,804	802,804	802,804	802,804
	5,454,883	5,239,253	10,004,325	5,847,783

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Options	—	—	—	363,620
Restricted Stock Units	5,920	90,055	574,310	576,562
Performance Share Units	—	—	—	497,134
	5,920	90,055	574,310	1,437,316

No options were exercised during the three and nine months ended September 30, 2016 or during the three months ended September 30, 2015. The weighted average exercise price per share of the options exercised during the nine months ended September 30, 2015 was $22.78.
The computations for basic and dilutive earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Income (Loss) from Continuing Operations	$62,568	$129,312	$(214,770)	$(395,609)
Loss from Discontinued Operations	(34,975)	(3,842)	(322,747)	(3,192)
Net Income (Loss)	$27,593	$125,470	$(537,517)	$(398,801)
Net Income Attributable to Noncontrolling Interest	2,248	6,490	4,541	6,490
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$25,345	$118,980	$(542,058)	$(405,291)
Weighted Average Shares of Common Stock Outstanding:
Basic	229,438,612	229,036,172	229,369,309	229,230,571
Effect of Stock-Based Compensation Awards	2,079,973	315,955	—	—
Dilutive	231,518,585	229,352,127	229,369,309	229,230,571
Income (Loss) per Share:
Basic (Continuing Operations)	$0.26	$0.54	$(0.96)	$(1.75)
Basic (Discontinued Operations)	(0.15)	(0.02)	(1.40)	(0.02)
Total Basic	$0.11	$0.52	$(2.36)	$(1.77)

Dilutive (Continuing Operations)	$0.26	$0.54	$(0.96)	$(1.75)
Dilutive (Discontinued Operations)	(0.15)	(0.02)	(1.40)	(0.02)
Total Dilutive	$0.11	$0.52	$(2.36)	$(1.77)

Changes in Accumulated Other Comprehensive Loss by component, net of tax, were as follows:

	Gains on Cash Flow Hedges	Postretirement Benefits	Total
Balance at December 31, 2015	$43,470	$(359,068)	$(315,598)
Other Comprehensive Loss before Reclassifications	—	(13,912)	(13,912)
Amounts reclassified from Accumulated Other Comprehensive Loss	(33,475)	20,778	(12,697)
Current period Other Comprehensive (Loss) Income	(33,475)	6,866	(26,609)
Balance at September 30, 2016	$9,995	$(352,202)	$(342,207)

The following table shows the reclassification of adjustments out of Accumulated Other Comprehensive Loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Derivative Instruments (Note 14)
Natural Gas Price Swaps and Options	$(19,597)	$(32,409)	$(52,759)	$(95,843)
Tax Expense	7,139	11,807	19,284	35,123
Net of Tax	$(12,458)	$(20,602)	$(33,475)	$(60,720)
Actuarially Determined Long-Term Liability Adjustments* (Note 5 and Note 6)
Amortization of Prior Service Costs	$(148)	$(133,851)	$(443)	$(203,159)
Recognized Net Actuarial Loss	6,332	41,755	17,549	80,497
Curtailment Loss	—	5	—	5
Settlement Loss	3,651	3,132	17,347	3,132
Total	9,835	(88,959)	34,453	(119,525)
Tax (Benefit) Expense	(3,664)	33,436	(12,861)	44,923
Net of Tax	$6,171	$(55,523)	$21,592	$(74,602)

*Excludes amounts related to the remeasurement of the Actuarially Determined Long-Term Liabilities. Also excludes $815, net of tax, of reclassifications out of Accumulated Other Comprehensive Income related to discontinued operations for the nine months ended September 30, 2016.

NOTE 2—DISCONTINUED OPERATIONS:

In August, 2016, CONSOL Energy completed the sale of its Miller Creek Mining Complex and Fola Mining Complex subsidiaries. In the transaction, the buyer acquired the Miller Creek and Fola assets and assumed the Miller Creek and Fola mine closing and reclamation liabilities; in order to equalize the value exchange, CONSOL Energy paid $28,271 cash at closing, which included property taxes associated with the properties sold and other closing costs (a portion of which will be held in escrow for purposes of obtaining the surety bonds required for the the permits to transfer). These amounts were included in Net Cash Provided by Discontinued Investing Activities on the Consolidated Statements of Cash Flow. In addition, CONSOL Energy will pay a total of $17,200 in installments over the next four years. The net loss on sale of $53,130, excluding the related impairment charge discussed below, was included in Loss from Discontinued Operations, net on the Consolidated Statements of Income. Prior to the closing, the Miller Creek and Fola Mining Complexes were classified as held for sale in discontinued operations and in accordance with the accounting guidance for Property, Plant and Equipment, assets held for sale are measured at the lower of the carrying value or fair value less costs to sell. Upon meeting the assets held for sale criteria, the Company determined the carrying value of the Fola and Miller Creek mining complexes exceeded the fair value less costs to sell. As a result, an impairment charge of $355,681 was recorded during the nine months ended September 30, 2016. This impairment is included in the Loss from Discontinued Operations, net on the Consolidated Statements of Income.

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
For all periods presented in the accompanying Consolidated Statements of Income, BMC along with the various other assets and the Fola and Miller Creek Mining Complexes are classified as discontinued operations.
The following table details selected financial information for the divested business included within discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Coal Sales	$6,974	$80,432	$102,904	$286,557
Freight-Outside Coal	305	783	1,322	3,791
Miscellaneous Other Income	2,204	3	2,237	33
Gain (Loss) on Sale of Assets	(53,119)	80	(91,372)	274
Total Revenue and Other Income	$(43,636)	$81,298	$15,091	$290,655
Total Costs	11,789	92,865	124,865	302,055
Loss From Operations Before Income Taxes	$(55,425)	$(11,567)	$(109,774)	$(11,400)
Impairment on Assets Held for Sale	—	—	355,681	—
Income Tax Benefit	(20,450)	(7,725)	(142,708)	(8,208)
Loss From Discontinued Operations, net	$(34,975)	$(3,842)	$(322,747)	$(3,192)

The major classes of assets and liabilities of discontinued operations:

	September 30, 2016	December 31, 2015
Assets:
Accounts Receivable - Trade	$2,107	$49,125
Inventories	—	30,646
Prepaid Expense	—	970
Other Current Assets	4	365
Total Current Assets	$2,111	$81,106
Property, Plant and Equipment, Net	—	936,670
Other Assets	—	4,044
Total Assets of Discontinued Operations	$2,111	$1,021,820
Liabilities:
Accounts Payable	$303	$20,786
Other Current Liabilities	361	30,728
Total Current Liabilities	$664	$51,514
Long Term Debt	—	5,001
Pneumoconiosis Benefits	—	1,129
Mine Closing	—	71,941
Reclamation	—	34,126
Other liabilities	—	792
Total Liabilities of Discontinued Operations	$664	$164,503

NOTE 3—ACQUISITIONS AND DISPOSITIONS:

In September 2015, CONSOL Energy sold its 49% interest in Western Allegheny Energy (WAE), a joint venture with Rosebud Mining Company engaged in coal mining activities in Pennsylvania. At closing, CONSOL Energy received $76,297 in cash and a $2,136 reduction in certain liabilities. During the quarter, CONSOL Energy also received a cash distribution of $10,780 from WAE. The net gain on the sale was $48,468 and was included in the Gain on Sale of Assets in the Consolidated Statements of Income.

In December 2014, CNX Gas Company LLC (CNX Gas Company), wholly-owned subsidiary of CONSOL Energy, finalized an agreement with Columbia Energy Ventures (CEVCO) to sublease from CEVCO approximately 20,000 acres of Utica Shale and Upper Devonian gas rights in Greene and Washington Counties in Pennsylvania and Marshall and Ohio Counties in West Virginia. Up-front bonus consideration of up to $96,106 was to be paid by CONSOL Energy over a five year period, as drilling occurs, in addition to royalties. CONSOL Energy made payments of $9,000 to CEVCO in the nine months ended September 30, 2016 while $50,970 of payments were made for the nine months ended September 30, 2015. At September 30, 2016, the amounts recorded in Other Current Liabilities and Other Long-Term Liabilities were $3,947 and $26,461, respectively. At December 31, 2015, the amounts recorded in Other Current Liabilities and Other Long-Term Liabilities were $8,349 and $29,333, respectively.

NOTE 4—MISCELLANEOUS OTHER INCOME:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Equity in Earnings of Affiliates - CONE	$14,153	$12,733	$36,709	$29,770
Rental Income	8,983	9,439	27,258	28,437
Gathering Revenue	2,602	1,426	7,998	7,379
Royalty Income - Non-Operated Coal	2,011	4,847	6,664	12,989
Purchased Coal Sales	1,908	—	2,512	1,596
Equity in Earnings of Affiliates - Other	1,202	2,855	4,530	9,068
Interest Income	214	361	975	1,868
Right of Way Issuance	149	5,252	17,952	13,202
Coal Contract Buyout	—	—	6,288	—
Other	1,171	1,562	3,273	6,970
Total Miscellaneous Other Income	$32,393	$38,475	$114,159	$111,279

NOTE 5—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic benefit costs are as follows:

	Pension Benefits				Other Post-Employment Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Service Cost	$482	$2,162	$1,445	$6,862	$—	$—	$—	$—
Interest Cost	5,895	8,042	19,578	25,202	6,060	6,677	18,181	20,561
Expected Return on Plan Assets	(11,195)	(12,903)	(34,933)	(38,282)	—	—	—	—
Amortization of Prior Service Credits	(148)	(166)	(443)	(518)	—	(133,685)	—	(202,641)
Recognized net Actuarial Loss	2,743	5,335	6,975	19,215	4,792	37,713	14,376	65,161
Settlement Loss	3,651	3,132	17,347	3,132	—	—	—	—
Curtailment Loss	—	5	—	5	—	—	—	—
Net Periodic Benefit Cost (Credit)	$1,428	$5,607	$9,969	$15,616	$10,852	$(89,295)	$32,557	$(116,919)

For the nine months ended September 30, 2016 and 2015, $1,964 and $8,366 was paid to the pension trust from operating cash flows, respectively. Additional contributions to the pension trust are not expected to be material for the remainder of 2016.

According to the Defined Benefit Plans Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification, if the lump sum distributions made during a plan year, which for CONSOL Energy is January 1 to December 31, exceed the total of the projected service cost and interest cost for the plan year, settlement accounting is required. Lump sum payments exceeded this threshold during the three and nine months ended September 30, 2016. Accordingly, CONSOL Energy recognized settlement expense of $3,651 and $17,347 for the three and nine months ended September 30, 2016, respectively, in Other Costs - Miscellaneous Operating Expense in the Consolidated Statements of Income. The settlement charges resulted in remeasurements of the pension plan at September 30, 2016 and June 30, 2016, which increased the pension liability by $7,486 and $6,203, respectively.

Lump sum payments also exceeded the settlement threshold during the three and nine months ended September 30, 2015. Accordingly, settlement expense of $3,132 was recognized for the three and nine months ended September 30, 2015 in Other Costs - Miscellaneous Operating Expense in the Consolidated Statements of Income. Settlement accounting was triggered in July 2015, resulting in a remeasurement of the pension plan at July 31. This remeasurement reduced the pension liability by $1,328.

On August 31, 2015, the qualified pension plan was remeasured to reflect an announced plan amendment that reduced accruals of pension benefits as of January 1, 2016. The plan amendment called for a hard freeze of the qualified defined benefit pension plan on January 1, 2016 for all remaining participants in the plan. The modifications to the pension plan resulted in a $26,352 reduction in the pension liability. The amendment resulted in a remeasurement of the qualified pension plan at August 31, 2015. The remeasurement increased the pension liability by $17,793.
In the third quarter of 2015, CONSOL Energy remeasured its pension plan as a result of the previously discussed plan amendment. In conjunction with this remeasurement, the method used to estimate the service and interest components of net periodic benefit cost for pension was changed. This change was also made to other postretirement benefits during the fourth quarter during the annual remeasurement of that plan. This change compared to the previous method resulted in a decrease in the service and interest components for pension cost in the third quarter. Historically, CONSOL Energy estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. CONSOL Energy has elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. This change was made to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the total benefit obligations or the annual net periodic benefit cost as the change in the service and interest costs is completely offset in the actuarial (gain) loss reported. CONSOL Energy has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly has accounted for it prospectively.
On May 31, 2015, the Salaried OPEB and Production and Maintenance (P&M) OPEB plans were remeasured to reflect a plan amendment which eliminated Salaried and P&M OPEB benefits at December 31, 2015. The amendment to the OPEB plan resulted in a $43,598 reduction in the OPEB liability.The amendment resulted in a remeasurement of the OPEB plan at May 31, 2015 which decreased the liability by $1,070.
CONSOL Energy does not expect to contribute to the other post-employment benefit plan in 2016. The Company intends to pay benefit claims as they become due. For the nine months ended September 30, 2016 and 2015, $35,120 and $40,547 of other post-employment benefits have been paid, respectively.

NOTE 6—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:
Components of net periodic benefit costs are as follows:

	CWP				Workers' Compensation
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Service Cost	$1,041	$1,623	$3,285	$4,868	$1,904	$2,347	$5,713	$7,042
Interest Cost	1,053	1,279	3,230	3,837	638	799	1,913	2,396
Amortization of Actuarial Gain	(1,188)	(1,394)	(3,759)	(4,182)	(101)	(8)	(303)	(23)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	792	888	2,491	2,764
Curtailment Gain	—	—	(1,307)	—	—	—	—	—
Net Periodic Benefit Cost	$906	$1,508	$1,449	$4,523	$3,233	$4,026	$9,814	$12,179

Expense (income) attributable to discontinued operations included in the CWP net periodic cost above was $74 for the three months ended September 30, 2015, and $(1,290) and $223 for the nine months ended September 30, 2016 and 2015, respectively.
On March 31, 2016, CONSOL Energy completed the sale of its membership interests in BMC (See Note 2 - Discontinued Operations). As a result of the sale, certain obligations of the CWP plan were transferred to the buyer. This transfer triggered a curtailment gain of $1,307. The curtailment resulted in a plan remeasurement increasing plan liabilities by $5,014 at March 31, 2016.
CONSOL Energy does not expect to contribute to the CWP plan in 2016. The Company intends to pay benefit claims as they become due. For the nine months ended September 30, 2016 and 2015, $8,519 and $8,369 of CWP benefit claims have been paid, respectively.

CONSOL Energy does not expect to contribute to the workers’ compensation plan in 2016. The Company intends to pay benefit claims as they become due. For the nine months ended September 30, 2016 and 2015, $11,547 and $12,540 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid, respectively.

NOTE 7—INCOME TAXES:

The effective tax rate for the three and nine months ended September 30, 2016 was 46.7% and 24.7%, respectively. The effective tax rate is different from the U.S. federal statutory rate of 35% primarily due to charges to record state valuation allowances and the effects of the 2010-2013 Federal tax audit still in progress, partially offset by a larger anticipated book loss and the income tax benefit for excess percentage depletion.

The effective tax rate for the three and nine months ended September 30, 2015 was 34.9% and 38.4%, respectively. The effective tax rate is different from the U.S. federal statutory rate of 35% primarily due to impairment charges recorded in June 2015. In addition, as the Company's loss for the nine months ended September 30, 2015 exceeded the anticipated ordinary loss for the full year, the tax benefit recognized for the nine months ended September 30, 2015 was limited to the amount that would be recognized if the year-to-date ordinary loss were the anticipated ordinary loss for the full year. Another item contributing to the benefit is the deduction for percentage depletion in excess of cost depletion related to the Company's coal operations.

The total amount of uncertain tax positions at September 30, 2016 and December 31, 2015 were $15,536 and $12,702, respectively. If these uncertain tax positions were recognized, approximately $2,834 would affect CONSOL Energy's effective tax rate at September 30, 2016. There would be no effect on the Company's effective tax rate at December 31, 2015. There was an increase of $2,834 to the liability for unrecognized tax benefits during the nine months ended September 30, 2016.
CONSOL Energy recognizes accrued interest related to uncertain tax positions in interest expense. As of September 30, 2016 and December 31, 2015, the Company reported an accrued interest liability relating to uncertain tax positions of $242 and $53, respectively, in Other Liabilities on the Consolidated Balance Sheets. The accrued interest liability includes $189 of accrued interest expense that is reflected in the Company's Consolidated Statements of Income for the nine months ended September 30, 2016.
CONSOL Energy recognizes penalties accrued related to uncertain tax positions in its income tax expense. As of September 30, 2016 and December 31, 2015, CONSOL Energy had no accrued liabilities for tax penalties related to uncertain tax positions.
CONSOL Energy and its subsidiaries file federal income tax returns with the United States and returns within various states and Canadian jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2010. The Company expects the Internal Revenue Service to conclude its audit of tax years 2010 through 2013 in the fourth quarter of 2016.

NOTE 8—INVENTORIES:

Inventory components consist of the following:

	September 30, 2016	December 31, 2015
Coal	$8,367	$4,660
Supplies	54,255	62,132
Total Inventories	$62,622	$66,792

Inventories are stated at the lower of cost or net realizable value. The cost of coal inventories is determined by the first-in, first-out (FIFO) method. Coal inventory costs include labor, supplies, equipment costs, operating overhead, depreciation, depletion and amortization, and other related costs. The cost of supplies inventory is determined by the average cost method and includes operating and maintenance supplies to be used in the Company's natural gas and coal operations.

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
NOTE 10—PROPERTY, PLANT AND EQUIPMENT:

	September 30, 2016	December 31, 2015
E&P Property, Plant and Equipment
Intangible drilling cost	$3,515,485	$3,452,989
Proved gas properties	1,933,211	1,922,602
Unproved gas properties	1,429,905	1,421,083
Gas gathering equipment	1,133,840	1,147,173
Gas wells and related equipment	819,902	785,744
Other gas assets	127,984	125,691
Gas advance royalties	15,265	19,745
Total E&P Property, Plant and Equipment	$8,975,592	$8,875,027
Less: Accumulated Depreciation, Depletion and Amortization	3,002,288	2,695,674
Total E&P Property, Plant and Equipment - Net	$5,973,304	$6,179,353

PA Mining Operations Property, Plant and Equipment
Coal and other plant and equipment	$2,300,650	$2,284,175
Coal properties and surface lands	457,372	456,044
Airshafts	368,031	351,870
Mine development	326,153	326,153
Coal advance mining royalties	16,294	16,263
Leased coal lands	26,569	26,402
Total PA Mining Operations and Other Property, Plant and Equipment	$3,495,069	$3,460,907
Less: Accumulated Depreciation, Depletion and Amortization	1,728,423	1,603,642
Total PA Mining Operations and Other Property, Plant and Equipment - Net	$1,766,646	$1,857,265

Other Property, Plant and Equipment
Coal and other plant and equipment	561,575	569,261
Coal properties and surface lands	481,371	313,493
Airshafts	10,002	10,002
Mine development	17,987	18,145
Coal advance mining royalties	314,537	312,452
Leased coal lands	64,582	235,620
Total Other Property, Plant and Equipment	$1,450,054	$1,458,973
Less: Accumulated Depreciation, Depletion and Amortization	775,385	762,885
Total Other Property, Plant and Equipment - Net	$674,669	$696,088

Total Company Property, Plant and Equipment	$13,920,715	$13,794,907
Less - Total Company Accumulated Depreciation, Depletion and Amortization	5,506,096	5,062,201
Total Property, Plant and Equipment of Continuing Operations - Net	$8,414,619	$8,732,706

Impairment of Proved Properties

CONSOL Energy performs a quantitative annual impairment test, during the fourth quarter of each year, over proved properties using the published NYMEX forward prices, timing, methods and other assumptions consistent with historical periods. During interim periods, management updates these annual tests whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. Throughout the first six months of 2015, spot prices and forward curves for natural gas continued to decline from December 31, 2014 prices, which together with other macro-economic factors in the exploration and production industry were deemed indicators of impairment for all of the Company's proved natural gas properties. Impairment tests require that the Company first compare future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required, which is determined based on discounted cash flow techniques using a market-specific weighted average cost of capital.

During the quarter ended June 30, 2015, certain of the Company’s proved properties, primarily shallow oil and gas assets, failed the undiscounted cash flow portion of the test. After performing the discounted cash flow portion of the test, CONSOL Energy recorded an impairment of $824,742 in the Impairment of Exploration and Production Properties in the Consolidated Statement of Income. Valuation of the impaired assets is a Level 3 measurement as it incorporates significant unobservable inputs, such as future production levels and operating costs, within the discounted cash flow analysis. The impairment related to approximately 95% of the Company’s shallow oil and gas assets in West Virginia and Pennsylvania. No such impairments were recorded during the three or nine months ended September 30, 2016.

Impairment of Unproved Properties

CONSOL Energy evaluates capitalized costs of unproved gas properties for recoverability on a prospective basis. Indicators of potential impairment include potential shifts in business strategy, overall economic factors and historical experience. For the quarter ended June 30, 2015, unproved property impairments relating to the determination that the properties will not yield proved reserves were $4,163 and are included in the Impairment of Exploration and Production Properties in the Consolidated Statement of Income. Valuation of the impaired assets is a Level 3 measurement as it incorporates significant unobservable inputs, such as future production levels and operating costs, within the discounted cash flow analysis. This impairment primarily related to the court ruling in June 2015 in the state of New York that officially bans hydraulic fracturing. No such impairments were recorded during the three or nine months ended September 30, 2016.

Industry Participation Agreements

CONSOL Energy has two significant industry participation agreements (referred to as "joint ventures" or "JVs") that provided drilling and completion carries for the Company's retained interests.

CNX Gas Company is party to a joint development agreement with Hess Ohio Developments, LLC (Hess) with respect to approximately 155 thousand net Utica Shale acres in Ohio in which each party has a 50% undivided interest. Under the agreement, as amended, Hess is obligated to pay a total of approximately $335,000 in the form of a 50% drilling carry of certain CONSOL Energy working interest obligations as the acreage is developed. As of September 30, 2016, Hess’ remaining carry obligation is $6,193.

CNX Gas Company is party to a joint development agreement with Noble Energy, Inc. (Noble) with respect to approximately 700 thousand net Marcellus Shale natural gas and oil acres in West Virginia and Pennsylvania, in which each party owns a 50% undivided interest. Under the agreement, as amended, Noble Energy is obligated to pay a total of approximately $1,846,000 in the form of a one-third drilling carry of certain of CONSOL Energy’s working interest obligations as the property is developed, subject to certain limitations. These limitations include the suspension of the carry if average Henry Hub natural gas prices are below $4.00 per million British thermal units (MMbtu) for three consecutive months. The carry was in effect from March 1, 2014, until November 1, 2014 at which time natural gas prices had fallen below $4.00/MMbtu for three consecutive months. The carry remains suspended. Limitations also include a $400,000 annual maximum on Noble Energy's carried cost obligation. As of September 30, 2016, Noble Energy’s remaining carry obligation is $1,624,448.

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

The current facility contains a number of affirmative and negative covenants that limit the Company's ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends, merge with another corporation and amend, modify or restate the senior unsecured notes. In April 2016, the facility was amended to require that the Company must: (i) prepay outstanding loans under the revolving credit facility to the extent that cash on hand exceeds $150,000 for two consecutive business days; (ii) mortgage 85% of its proved reserves and 80% of its proved developed producing reserves, in each case, which are included in the borrowing base; (iii) maintain applicable deposit, securities and commodities accounts with the lenders or affiliates thereof; and (iv) enter into control agreements with respect to such applicable accounts. In addition, the Company pledged the equity interest it holds in CONE Gathering, LLC, and CONE Midstream Partners, LP as collateral to secure loans under the credit agreement.

The facility also requires that CONSOL Energy maintain a minimum interest coverage ratio of 2.50 to 1.00, which is calculated as the ratio of Adjusted EBITDA to cash interest expense of CONSOL Energy and certain of its subsidiaries, measured quarterly. CONSOL Energy must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding borrowings under the revolver, measured quarterly. At September 30, 2016, the interest coverage ratio was 3.99 to 1.00 and the current ratio was 2.73 to 1.00. Further, the credit facility allows unlimited investments in joint ventures for the development and operation of natural gas gathering systems and permits CONSOL Energy to separate its E&P and coal businesses if the leverage ratio (which is, essentially, the ratio of debt to EBITDA) of the E&P business immediately after the separation would not be greater than 2.75 to 1.00. The calculation of all of the ratios exclude CNX Coal Resources LP ("CNXC").

At September 30, 2016, the $2,000,000 facility had $354,000 of borrowings outstanding and $323,761 of letters of credit outstanding, leaving $1,322,239 of unused capacity. At December 31, 2015, the $2,000,000 facility had $952,000 of borrowings outstanding and $258,177 of letters of credit outstanding, leaving $789,823 of unused capacity.

NOTE 12—LONG-TERM DEBT:

	September 30, 2016	December 31, 2015
Debt:
Senior Notes due April 2022 at 5.875% (Principal of $1,850,000 plus Unamortized Premium of $4,953 and $5,617, respectively)	$1,854,953	$1,855,617
Senior Notes due April 2023 at 8.00% (Principal of $500,000 less Unamortized Discount of $5,882 and $6,561, respectively)	494,118	493,439
Revolving Credit Facility - CNX Coal Resources LP	208,000	185,000
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
Senior Notes due April 2020 at 8.25%, Issued at Par Value	74,470	74,470
Senior Notes due March 2021 at 6.375%, Issued at Par Value	20,611	20,611
Advance Royalty Commitments (16.35% Weighted Average Interest Rate)	3,482	3,964
Other Long-Term Note Maturing in 2018 (Principal of $2,146 and $3,096 less Unamortized Discount of $162 and $327, respectively)	1,984	2,769
Less: Unamortized Debt Issuance Costs	29,028	33,017
	2,731,455	2,705,718
Net Amounts Due in One Year and Current Unamortized Debt Issuance Costs*	(2,549)	(2,602)
Long-Term Debt	$2,734,004	$2,708,320

* Represents $1,873 and $1,820 due in one year, less $4,422 of unamortized debt issuance costs at September 30, 2016 and December 31, 2015, respectively. Excludes current portion of Capital Lease Obligations of $7,019 and $7,590 at September 30, 2016 and December 31, 2015, respectively.

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

Also in April 2015, CONSOL Energy purchased $2,508 of its outstanding 8.25% senior notes due in 2020 and $213 of its outstanding 6.375% senior notes due in 2021. As part of this transaction, $17 was included in Loss on Debt Extinguishment on the Consolidated Statements of Income.

In July 2015, CNXC, entered into a Credit Agreement for a $400,000 revolving credit facility. As of September 30, 2016 and December 31, 2015, CNXC had $208,000 and $185,000 of outstanding borrowings on the facility, respectively. CONSOL Energy is not a guarantor of CNXC's revolving credit facility. See Note 18 - Related Party Transactions for more information.

NOTE 13—COMMITMENTS AND CONTINGENT LIABILITIES:
CONSOL Energy and its subsidiaries are subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. CONSOL Energy accrues the estimated loss for these lawsuits and claims when the loss is probable and can be estimated. The Company's current estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of CONSOL Energy. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the financial position, results of operations or cash flows of CONSOL Energy; however, such amounts cannot be reasonably estimated. The amount claimed against CONSOL Energy is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case. The maximum aggregate amount claimed in those lawsuits and claims, regardless of probability, where a claim is expressly stated or can be estimated, exceeds the aggregate amounts accrued for all lawsuits and claims by approximately $642,852.

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

Clean Water Act - Bailey Mine:  The Company received from the U.S. EPA on April 8, 2011, a request for information relating to National Pollutant Discharge Elimination System (NPDES) Permit compliance at the Company’s Bailey and Enlow Fork Mines. In response, CONSOL Pennsylvania Coal Company submitted water discharge monitoring and other data to the EPA. In early 2013, the case was referred to the U.S. Department of Justice (DOJ), and the Pennsylvania Department of Environmental Protection (PA DEP) also became involved. On December 18, 2014, the DOJ provided the Company a proposed Consent Decree to resolve certain Clean Water Act and Clean Streams Law claims against CONSOL Energy, Inc. and CONSOL Pennsylvania Coal Company with respect to the Bailey Mine Complex. After negotiations, the parties reached an agreement in principle on the terms of a Consent

Decree naming CONSOL Energy Inc., Consol Pennsylvania Coal Company LLC and CNX Coal Resources LP as defendants. On August 4, 2016, EPA and PA DEP filed a Complaint and Notice of Lodging of the proposed Consent Decree in the U.S. District Court for the Western District of Pennsylvania. No comments were received on the Consent Decree before the public comment period closed. On September 14, 2016, the Court signed the Consent Decree and entered final judgment in this matter. The Consent Decree imposed on defendants a civil penalty of $3,000 and various compliance requirements. The Company has established an accrual to cover its liability in this matter. This accrual is immaterial to the overall financial position of CONSOL Energy and is included in Other Accrued Liabilities on the Consolidated Balance Sheets.

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

Virginia Mine Void Litigation: The Company is currently defending three lawsuits naming Consolidation Coal Company (CCC), Island Creek Coal Company (ICCC), CNX Gas Company, and/or CONSOL Energy. The lawsuits were filed in the U.S. District Court for the Western District of Virginia. On October 26, 2015, the trial court granted summary judgment in favor of the defendants in two of the actions upon its finding that plaintiffs' claims are barred by the applicable statutes of limitation. Plaintiffs have appealed both cases to the U.S. Court of Appeals for the Fourth Circuit, where oral argument is scheduled for December 8, 2016. The third case remains pending in the trial court. On January 26, 2016, six mine void lawsuits that have twice before been filed and voluntarily dismissed, were refiled for a third time in state court but have not been served. The Complaints seek damages and injunctive relief in connection with the transfer of water from mining activities at Buchanan Mine into void spaces in inactive ICCC mines adjacent to the Buchanan operations, voids ostensibly underlying plaintiffs’ properties. While some of the plaintiffs have an ownership interest in the coal, others have some interest in one or more of the fee, surface, oil/gas or other mineral estates. The suits allege the water storage precludes access to and has damaged coal, impeded coalbed methane gas production and was made without compensation to the property owners. Plaintiffs seek recovery in tort, contract and trespass assumpsit (quasi-contract). The suits each seek damages between $50,000 and in excess of $100,000 plus punitive damages. The Company intends to vigorously defend these suits.

At September 30, 2016, CONSOL Energy has provided the following financial guarantees, unconditional purchase obligations and letters of credit to certain third parties, as described by major category in the following table. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$82,273	$54,574	$27,699	$—	$—
Environmental	998	998	—	—	—
Other	240,490	37,477	203,013	—	—
Total Letters of Credit	323,761	93,049	230,712	—	—
Surety Bonds:
Employee-Related	112,810	111,760	1,050	—	—
Environmental	528,430	523,868	4,562	—	—
Other	22,522	21,371	1,149	2	—
Total Surety Bonds	663,762	656,999	6,761	2	—
Guarantees:
Coal	8,350	8,350	—	—	—
Other	77,622	41,693	18,386	13,860	3,683
Total Guarantees	85,972	50,043	18,386	13,860	3,683
Total Commitments	$1,073,495	$800,091	$255,859	$13,862	$3,683

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia, and its river operations to a subsidiary of Murray Energy Corporation (Murray Energy). As part of the sales agreement, CONSOL Energy has guaranteed certain equipment lease obligations and coal sales agreements that were assumed by Murray Energy. In the event that Murray Energy would default on the obligations defined in the agreements, CONSOL Energy would be required to perform under the guarantees. If CONSOL Energy would be required to perform, the stock purchase agreement provides various recourse actions. At September 30, 2016, and December 31, 2015, the fair value of these guarantees was $1,463 and $1,228, respectively, and are included in Other Accrued Liabilities on the Consolidated Balance Sheets. The fair value of certain of the guarantees was determined using CONSOL Energy’s risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rates may result in a significantly higher or lower fair value measurement. Coal sales agreement guarantees were valued based on an evaluation of coal market pricing compared to contracted sales price and includes an adjustment for nonperformance risk. No other amounts related to financial guarantees and letters of credit are recorded as liabilities in the financial statements. Significant judgment is required in determining the fair value of these guarantees. The guarantees of the leases and sales agreements are classified within Level 3 of the fair value hierarchy.

CONSOL Energy regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the consolidated financial statements.
CONSOL Energy and CNX Gas Company enter into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded on the Consolidated Balance Sheets. As of September 30, 2016, the purchase obligations for each of the next five years and beyond were as follows:

Obligations Due	Amount
Less than 1 year	$199,528
1 - 3 years	270,334
3 - 5 years	223,058
More than 5 years	587,331
Total Purchase Obligations	$1,280,251

NOTE 14—DERIVATIVE INSTRUMENTS:

CONSOL Energy enters into financial derivative instruments to manage its exposure to commodity price volatility. CONSOL Energy de-designated all of its cash flow hedges on December 31, 2014 and accounts for all existing and future gas and NGL commodity hedges on a mark-to-market basis with changes in fair value recorded in current period earnings. In connection with this de-designation, CONSOL Energy froze the balances recorded in Accumulated Other Comprehensive Income at December 31, 2014 and reclassifies balances to earnings as the underlying physical transactions occur, unless it is no longer probable that the physical transaction will occur at which time the related gains deferred in Other Comprehensive Income (OCI) will be immediately recorded in earnings.

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

CONSOL Energy’s natural gas derivative instruments accounted for a total notional amount of production of 597.1 Bcf at September 30, 2016 and are forecasted to settle through 2020. At December 31, 2015, the natural gas derivative instruments accounted for a total notional amount of production of 456.1 Bcf. At September 30, 2016, the basis only swaps were for notional amounts of 360.6 Bcf and are forecasted to settle through 2020. At December 31, 2015, the basis only swaps were for notional amounts of 124.4 Bcf. CONSOL Energy's NGL derivative instruments accounted for a total notional amount of production of 254.8 Mbbls of propane at September 30, 2016 and are forecasted to settle through 2017. No NGL derivative instruments were outstanding at December 31, 2015.

The gross fair value of CONSOL Energy's derivative instruments at September 30, 2016 and December 31, 2015 were as follows:

Asset Derivative Instruments			Liability Derivative Instruments
	September 30,	December 31,		September 30,	December 31,
	2016	2015		2016	2015
Commodity Swaps:
Prepaid Expense	$36,686	$234,409	Other Accrued Liabilities	$51,829	$—
Other Assets	39,124	44,539	Other Liabilities	40,636	5,137
Total Asset	$75,810	$278,948	Total Liability	$92,465	$5,137

Basis Only Swaps:
Prepaid Expense	$55,209	$5,429	Other Accrued Liabilities	$6,909	$12,206
Other Assets	36,998	1,093	Other Liabilities	4,275	1,569
Total Asset	$92,207	$6,522	Total Liability	$11,184	$13,775

The effect of derivative instruments on CONSOL Energy's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cash Received (Paid) in Settlement of Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	$28,175	$43,169	$201,624	$115,525
Propane	22	—	(92)	—
Natural Gas Basis Swaps	10,440	1,300	1,771	1,343
Total Cash Received in Settlement of Commodity Derivative Instruments	38,637	44,469	203,303	116,868

Unrealized Gain (Loss) on Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	54,676	70,362	(289,722)	41,189
Propane	48	—	(744)	—
Natural Gas Basis Swaps	85,234	(3,634)	88,276	(2,827)
Reclassified from Accumulated OCI	19,597	32,409	52,759	95,843
Total Unrealized Gain (Loss) on Commodity Derivative Instruments	159,555	99,137	(149,431)	134,205

Gain (Loss) on Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	82,851	113,531	(88,098)	156,714
Propane	70	—	(836)	—
Natural Gas Basis Swaps	95,674	(2,334)	90,047	(1,484)
Reclassified from Accumulated OCI	19,597	32,409	52,759	95,843
Total Gain on Commodity Derivative Instruments	$198,192	$143,606	$53,872	$251,073

Changes in Accumulated OCI, net of tax, attributable to cash flow hedges that were de-designated December 31, 2014 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Beginning Balance – Accumulated OCI	$22,453	$81,403	$43,470	$121,521
Less: Gain Reclassified from Accumulated OCI (Net of tax: $7,139, $11,807, $19,284, $35,123)	(12,458)	(20,602)	(33,475)	(60,720)
Ending Balance – Accumulated OCI	$9,995	$60,801	$9,995	$60,801

CONSOL Energy expects to reclassify an additional $9,995, net of tax of $5,727, out of Accumulated Other Comprehensive Income prior to December 31, 2016.

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
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2016			Fair Value Measurements at December 31, 2015
Description	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Gas Derivatives	$—	$64,368	$—	$—	$266,558	$—
Murray Energy Guarantees	$—	$—	$(1,463)	$—	$—	$(1,228)
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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$80,247	$80,247	$72,574	$72,574
Short-Term Notes Payable	$354,000	$354,000	$952,000	$952,000
Long-Term Debt	$2,760,483	$2,563,492	$2,738,735	$1,808,936
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

NOTE 16—SEGMENT INFORMATION:
CONSOL Energy consists of two principal business divisions: Exploration and Production (E&P) and Pennsylvania (PA) Mining Operations. The principal activity of the E&P division, which includes four reportable segments, is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P division's reportable segments are Marcellus, Utica, Coalbed Methane, and Other Gas. The Other Gas segment is primarily related to shallow oil and gas production and the Chattanooga Shale in Tennessee, neither of which are significant to the Company. It also includes the Company's purchased gas activities, selling, general and administrative activities, as well as various other activities assigned to the E&P division but not allocated to each individual strata. The principal activities of the PA Mining Operations division are mining, preparation and marketing of thermal coal, sold primarily to power generators. It also includes selling, general and administrative activities, as well as various other activities assigned to the PA Mining Operations division.
CONSOL Energy’s Other division includes expenses from various corporate and diversified business activities that are not allocated to the E&P or PA Mining Operations divisions. The diversified business activities include coal terminal operations, closed and idle mine activities, water operations, selling, general and administrative activities, as well as various other non-operated activities, none of which are individually significant to the Company.
Prior to the sale of the Buchanan Mine on March 31, 2016 and the Fola and Miller Creek Complexes on August 1, 2016, (See Note 2 - Discontinued Operations), CONSOL Energy had a Coal division. The Coal division had three reportable segments; PA Operations, Virginia (VA) Operations and Other Coal. The VA Operations segment included the Buchanan Mine and the Other Coal segment was primarily comprised of the assets and operations of the Fola and Miller Creek Complexes, as well as coal terminal operations, closed and idle mine activities, selling, general and administrative activities and various other non-operated activities. PA Operations now constitutes its own division and reportable segment, and the remaining activity in the Other Coal segment became part of CONSOL Energy's diversified business activities in the Other division.
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

Industry segment results for the three months ended September 30, 2016 are:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Mining Operations	Other	Adjustments and Eliminations	Consolidated
Sales—Outside	$107,676	$40,312	$46,917	$11,008	$205,913	$267,685	$—	$—	$473,598
Gain on Commodity Derivative Instruments	23,548	4,646	8,197	161,801	198,192	—	—	—	198,192
Other Outside Sales	—	—	—	—	—	—	4,714	—	4,714
Sales—Purchased Gas	—	—	—	12,086	12,086	—	—	—	12,086
Freight—Outside	—	—	—	—	—	9,392	—	—	9,392
Total Sales and Freight	$131,224	$44,958	$55,114	$184,895	$416,191	$277,077	$4,714	$—	$697,982
Earnings (Loss) Before Income Taxes	$10,465	$4,342	$6,989	$139,279	$161,075	$34,741	$(80,390)	$—	$115,426	(A)
Segment Assets					$6,537,210	$2,007,767	$1,018,406	$2,111	$9,565,494	(B)
Depreciation, Depletion and Amortization					$101,257	$42,370	$8,085	$—	$151,712
Capital Expenditures					$48,746	$12,292	$3,094	$—	$64,132

(A)     Includes equity in earnings of unconsolidated affiliates of $15,219 and $136 for E&P and Other, respectively.
(B)    Includes investments in unconsolidated equity affiliates of $253,637 and $3,786 for E&P and Other, respectively.

Industry segment results for the three months ended September 30, 2015 are:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Mining Operations	Other	Adjustments and Eliminations	Consolidated
Sales—Outside	$75,003	$20,617	$48,860	$13,058	$157,538	$323,171	$—	$—	$480,709	(C)
Gain on Commodity Derivative Instruments	24,039	955	14,285	104,327	143,606	—	—	—	143,606
Other Outside Sales	—	—	—	—	—	—	5,129	—	5,129
Sales—Purchased Gas	—	—	—	2,535	2,535	—	—	—	2,535
Freight—Outside	—	—	—	—	—	2,436	—	—	2,436
Intersegment Transfers	—	—	298	—	298	—	—	(298)	—
Total Sales and Freight	$99,042	$21,572	$63,443	$119,920	$303,977	$325,607	$5,129	$(298)	$634,415
(Loss) Earnings Before Income Taxes	$(13,975)	$(10,505)	$11,541	$63,126	$50,187	$132,327	$12,964	$(298)	$195,180	(D)
Segment Assets					$6,843,935	$2,141,700	$1,067,176	$1,028,463	$11,081,274	(E)
Depreciation, Depletion and Amortization					$92,083	$43,459	$11,302	$—	$146,844
Capital Expenditures					$209,560	$34,978	$3,240	$—	$247,778

(C)	Included in the PA Mining Operations segment are sales of $73,780 to Duke Energy, which comprises over 10% of sales.

(D)	Includes equity in earnings of unconsolidated affiliates of $13,467 and $2,121 for E&P and Other, respectively.
(E)    Includes investments in unconsolidated equity affiliates of $205,987 and $4,105 for E&P and Other, respectively.

Industry segment results for the nine months ended September 30, 2016 are:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Mining Operations	Other	Adjustments and Eliminations	Consolidated
Sales—Outside	$287,465	$115,610	$122,410	$29,616	$555,101	$744,411	$—	$—	$1,299,512
Gain (Loss) on Commodity Derivative Instruments	120,982	24,674	43,796	(135,580)	53,872	—	—	—	53,872
Other Outside Sales	—	—	—	—	—	—	20,687	—	20,687
Sales—Purchased Gas	—	—	—	28,633	28,633	—	—	—	28,633
Freight—Outside	—	—	—	—	—	33,949	—	—	33,949
Intersegment Transfers	—	—	424	—	424	—	—	(424)	—
Total Sales and Freight	$408,447	$140,284	$166,630	$(77,331)	$638,030	$778,360	$20,687	$(424)	$1,436,653
Earnings (Loss) Before Income Taxes	$43,251	$17,521	$24,813	$(241,971)	$(156,386)	$80,588	$(210,346)	$(424)	$(286,568)	(F)
Segment Assets					$6,537,210	$2,007,767	$1,018,406	$2,111	$9,565,494	(G)
Depreciation, Depletion and Amortization					$312,122	$125,334	$4,463	$—	$441,919
Capital Expenditures					$134,967	$38,295	$6,127	$—	$179,389

(F)     Includes equity in earnings of unconsolidated affiliates of $39,980 and $1,259 for E&P and Other, respectively.
(G)    Includes investments in unconsolidated equity affiliates of $253,637 and $3,786 for E&P and Other, respectively.

Industry segment results for the nine months ended September 30, 2015 are:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Mining Operations	Other	Adjustments and Eliminations	Consolidated
Sales—Outside	$282,626	$56,880	$156,827	$45,297	$541,630	$1,026,596	$—	$—	$1,568,226	(H)
Gain on Commodity Derivative Instruments	55,090	955	46,695	148,333	251,073	—	—	—	251,073
Other Outside Sales	—	—	—	—	—	—	24,596	—	24,596
Sales—Purchased Gas	—	—	—	7,649	7,649	—	—	—	7,649
Freight—Outside	—	—	—	—	—	10,204	—	—	10,204
Intersegment Transfers	—	—	1,194	—	1,194	—	—	(1,194)	—
Total Sales and Freight	$337,716	$57,835	$204,716	$201,279	$801,546	$1,036,800	$24,596	$(1,194)	$1,861,748
Earnings (Loss) Before Income Taxes	$31,674	$(21,336)	$44,106	$(819,637)	$(765,193)	$292,533	$(172,936)	$(1,194)	$(646,790)	(I)
Segment Assets					$6,843,935	$2,141,700	$1,067,176	$1,028,463	$11,081,274	(J)
Depreciation, Depletion and Amortization					$269,377	$136,536	$21,219	$—	$427,132
Capital Expenditures					$749,015	$102,939	$12,308	$—	$864,262

(H)	Included in the PA Mining Operations segment are sales of $183,864 to Duke Energy, which comprises over 10% of sales.

(I)	Includes equity in earnings of unconsolidated affiliates of $31,877 and $6,961 for E&P and Other, respectively.
(J)    Includes investments in unconsolidated equity affiliates of $205,987 and $4,105 for E&P and Other, respectively.

Reconciliation of Segment Information to Consolidated Amounts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Income (Loss) Before Income Taxes:	2016	2015	2016	2015
Segment Income (Loss) Before Income Taxes for reportable business segments	$195,816	$182,514	$(75,798)	$(472,660)
Segment (Loss) Income Before Income Taxes for all other business segments	(33,073)	61,522	(65,737)	45,000
Interest expense, net	(47,317)	(48,558)	(144,609)	(150,185)
Eliminations	—	(298)	(424)	(1,194)
Loss on debt extinguishment	—	—	—	(67,751)
Income (Loss) Before Income Taxes	$115,426	$195,180	$(286,568)	$(646,790)

Total Assets:	September 30,
	2016	2015
Segment assets for total reportable business segments	$8,544,977	$8,985,635
Segment assets for all other business segments	794,917	914,042
Items excluded from segment assets:
Cash and other investments	73,809	79,887
Recoverable income taxes	—	64,693
Deferred tax assets	149,680	8,554
Discontinued Operations	2,111	1,028,463
Total Consolidated Assets	$9,565,494	$11,081,274

NOTE 17—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:
The payment obligations under the $74,470, 8.250% per annum senior notes due April 1, 2020, the $20,611, 6.375% per annum senior notes due March 1, 2021, the $1,854,953, 5.875% per annum senior notes due April 15, 2022, and the $494,118, 8.000% per annum senior notes due April 1, 2023 issued by CONSOL Energy are jointly and severally, and also fully and unconditionally, guaranteed by certain subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission (SEC), the following financial information sets forth separate financial information with respect to the parent, CNX Gas, a guarantor subsidiary, CNX Coal Resources LP (CNXC), a non-guarantor subsidiary, and the remaining guarantor and non-guarantor subsidiaries. The principal elimination entries include investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of all other wholly owned subsidiaries. These include, for example, deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.
On September 30, 2016, CNXC acquired an additional 5% undivided interest in the Pennsylvania Mining Complex from CONSOL Energy, increasing their total undivided interest to 25%. To account for the acquisition, CNXC recast its consolidated financial statements to retrospectively reflect the additional 5% interest as if the business was owned for all periods presented. This resulted in corresponding retrospective adjustments between the Other Subsidiary Guarantors and the CNXC Non-Guarantor columns below. See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Statement for the Three Months Ended September 30, 2016 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$205,913	$—	$—	$—	$—	$205,913
Gain on Commodity Derivative Instruments	—	198,192	—	—	—	—	198,192
Coal Sales	—	—	200,763	66,922	—	—	267,685
Other Outside Sales	—	—	4,714	—	—	—	4,714
Purchased Gas Sales	—	12,086	—	—	—	—	12,086
Freight-Outside Coal	—	—	6,985	2,407	—	—	9,392
Miscellaneous Other Income	56,836	18,175	13,737	483	—	(56,838)	32,393
Gain (Loss) on Sale of Assets	—	15,342	(141)	2	—	—	15,203
Total Revenue and Other Income	56,836	449,708	226,058	69,814	—	(56,838)	745,578
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	22,602	—	—	—	—	22,602
Transportation, Gathering and Compression	—	94,796	—	—	—	—	94,796
Production, Ad Valorem, and Other Fees	—	9,027	—	—	—	—	9,027
Depreciation, Depletion and Amortization	—	101,257	—	—	—	—	101,257
Exploration and Production Related Other Costs	—	384	—	—	—	—	384
Purchased Gas Costs	—	11,940	—	—	—	—	11,940
Other Corporate Expenses	—	21,760	—	—	—	—	21,760
Selling, General, and Administrative Costs	—	26,198	—	—	—	—	26,198
Total Exploration and Production Costs	—	287,964	—	—	—	—	287,964
PA Mining Operations Costs
Operating and Other Costs	—	—	137,186	45,531	—	—	182,717
Depreciation, Depletion and Amortization	—	—	31,778	10,592	—	—	42,370
Freight Expense	—	—	6,985	2,407	—	—	9,392
Selling, General, and Administrative Costs	—	—	4,993	2,660	—	—	7,653
Total PA Mining Operations Costs	—	—	180,942	61,190	—	—	242,132
Other Costs
Miscellaneous Operating Expense	7,692	—	32,386	—	7	—	40,085
Selling, General, and Administrative Costs	—	—	4,569	—	—	—	4,569
Depreciation, Depletion and Amortization	150	—	7,935	—	—	—	8,085
Interest Expense	42,812	669	1,613	2,223	—	—	47,317
Total Other Costs	50,654	669	46,503	2,223	7	—	100,056
Total Costs And Expenses	50,654	288,633	227,445	63,413	7	—	630,152
Earnings (Loss) Before Income Tax	6,182	161,075	(1,387)	6,401	(7)	(56,838)	115,426
Income Taxes	(19,163)	64,241	7,783	—	(3)	—	52,858
Income (Loss) From Continuing Operations	25,345	96,834	(9,170)	6,401	(4)	(56,838)	62,568
Loss From Discontinued Operations, net	—	—	—	—	(34,975)	—	(34,975)
Net Income (Loss)	25,345	96,834	(9,170)	6,401	(34,979)	(56,838)	27,593
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	2,248	2,248
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$25,345	$96,834	$(9,170)	$6,401	$(34,979)	$(59,086)	$25,345

Balance Sheet at September 30, 2016 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$72,879	$94	$—	$6,314	$960	$—	$80,247
Accounts and Notes Receivable:
Trade	—	79,276	63,678	21,001	—	—	163,955
Other Receivables	30,046	46,204	4,040	200	—	—	80,490
Inventories	—	12,088	38,954	11,580	—	—	62,622
Prepaid Expenses	10,232	94,009	16,510	4,739	—	—	125,490
Current Assets of Discontinued Operations	—	—	—	—	2,111	—	2,111
Total Current Assets	113,157	231,671	123,182	43,834	3,071	—	514,915
Property, Plant and Equipment:
Property, Plant and Equipment	139,302	8,975,592	3,932,054	873,767	—	—	13,920,715
Less-Accumulated Depreciation, Depletion and Amortization	104,680	3,002,288	1,967,022	432,106	—	—	5,506,096
Total Property, Plant and Equipment-Net	34,622	5,973,304	1,965,032	441,661	—	—	8,414,619
Other Assets:
Deferred Income Taxes	265,425	(115,745)	—	—	—	—	149,680
Investment in Affiliates	10,608,821	253,637	20,537	—	—	(10,625,572)	257,423
Other	23,021	78,598	105,936	21,302	—	—	228,857
Total Other Assets	10,897,267	216,490	126,473	21,302	—	(10,625,572)	635,960
Total Assets	$11,045,046	$6,421,465	$2,214,687	$506,797	$3,071	$(10,625,572)	$9,565,494
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$29,313	$85,841	$54,061	$18,095	$—	$10,169	$197,479
Accounts Payable (Recoverable)-Related Parties	3,945,832	1,367,030	(5,094,587)	1,320	(209,426)	(10,169)	—
Current Portion of Long-Term Debt	(2,810)	6,288	902	90	—	—	4,470
Short-Term Notes Payable	354,000	—	—	—	—	—	354,000
Accrued Income Taxes	(53,541)	59,026	—	—	—	—	5,485
Other Accrued Liabilities	95,891	147,961	223,196	41,096	—	—	508,144
Current Liabilities of Discontinued Operations	—	—	—	—	664	—	664
Total Current Liabilities	4,368,685	1,666,146	(4,816,428)	60,601	(208,762)	—	1,070,242
Long-Term Debt:	2,425,071	28,473	105,480	204,785	—	—	2,763,809
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	—	613,233	—	—	—	613,233
Pneumoconiosis Benefits	—	—	115,049	2,537	—	—	117,586
Mine Closing	—	—	207,062	9,170	—	—	216,232
Gas Well Closing	—	134,258	29,756	101	—	—	164,115
Workers’ Compensation	—	—	65,454	3,133	—	—	68,587
Salary Retirement	89,305	—	—	—	—	—	89,305
Other	14,770	139,046	17,754	648	—	—	172,218
Total Deferred Credits and Other Liabilities	104,075	273,304	1,048,308	15,589	—	—	1,441,276
Total CONSOL Energy Inc. Stockholders’ Equity	4,147,215	4,453,542	5,877,327	225,822	211,833	(10,768,524)	4,147,215
Noncontrolling Interest	—	—	—	—	—	142,952	142,952
Total Liabilities and Equity	$11,045,046	$6,421,465	$2,214,687	$506,797	$3,071	$(10,625,572)	$9,565,494

Income Statement for the Three Months Ended September 30, 2015 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$157,835	$—	$—	$—	$(297)	$157,538
Gain on Commodity Derivative Instruments	—	143,606	—	—	—	—	143,606
Coal Sales	—	—	242,378	80,793	—	—	323,171
Other Outside Sales	—	—	5,129	—	—	—	5,129
Purchased Gas Sales	—	2,535	—	—	—	—	2,535
Freight-Outside Coal	—	—	2,134	302	—	—	2,436
Miscellaneous Other Income	156,955	16,122	22,194	330	(171)	(156,955)	38,475
Gain on Sale of Assets	—	890	47,140	13	—	—	48,043
Total Revenue and Other Income	156,955	320,988	318,975	81,438	(171)	(157,252)	720,933
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	29,452	—	—	—	—	29,452
Transportation, Gathering and Compression	—	89,965	—	—	—	—	89,965
Production, Ad Valorem, and Other Fees	—	8,475	—	—	—	—	8,475
Depreciation, Depletion and Amortization	—	92,083	—	—	—	—	92,083
Exploration and Production Related Other Costs	—	3,332	—	—	15	(15)	3,332
Purchased Gas Costs	—	1,921	—	—	—	—	1,921
Other Corporate Expenses	—	20,953	—	—	—	—	20,953
Selling, General, and Administrative Costs	—	23,919	—	—	—	—	23,919
Total Exploration and Production Costs	—	270,100	—	—	15	(15)	270,100
PA Mining Operations Costs
Operating and Other Costs	—	—	90,823	46,936	—	—	137,759
Depreciation, Depletion and Amortization	—	—	32,671	10,788	—	—	43,459
Freight Expense	—	—	2,134	302	—	—	2,436
Selling, General, and Administrative Costs	—	—	6,428	2,616	—	—	9,044
Total PA Mining Operations Costs	—	—	132,056	60,642	—	—	192,698
Other Costs
Miscellaneous Operating Expense	16,543	—	(19,665)	—	44	—	(3,078)
Selling, General, and Administrative Costs	—	—	6,173	—	—	—	6,173
Depreciation, Depletion and Amortization	154	—	11,148	—	—	—	11,302
Interest Expense	44,385	701	1,600	1,872	—	—	48,558
Total Other Costs	61,082	701	(744)	1,872	44	—	62,955
Total Costs And Expenses	61,082	270,801	131,312	62,514	59	(15)	525,753
Earnings (Loss) Before Income Tax	95,873	50,187	187,663	18,924	(230)	(157,237)	195,180
Income Taxes	(23,107)	19,841	69,222	—	(88)	—	65,868
Income (Loss) From Continuing Operations	118,980	30,346	118,441	18,924	(142)	(157,237)	129,312
Loss From Discontinued Operations, net	—	—	—	—	(3,842)	—	(3,842)
Net Income (Loss)	$118,980	$30,346	$118,441	$18,924	$(3,984)	$(157,237)	$125,470
Less: Net Income Attributable to Noncontrolling Interests	—	—	—	—	—	6,490	6,490
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$118,980	$30,346	$118,441	$18,924	$(3,984)	$(163,727)	$118,980

Balance Sheet at December 31, 2015:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$64,995	$75	$—	$6,534	$970	$—	$72,574
Accounts and Notes Receivable:
Trade	—	72,664	59,321	19,398	—	—	151,383
Other Receivables	18,933	99,001	3,330	471	—	—	121,735
Inventories	—	13,815	40,739	12,238	—	—	66,792
Recoverable Income Taxes	72,913	(59,026)	—	—	—	—	13,887
Prepaid Expenses	27,245	244,680	20,273	5,089	—	—	297,287
Current Assets of Discontinued Operations	—	—	—	—	81,106	—	81,106
Total Current Assets	184,086	371,209	123,663	43,730	82,076	—	804,764
Property, Plant and Equipment:
Property, Plant and Equipment	156,348	8,875,027	3,898,005	865,527	—	—	13,794,907
Less-Accumulated Depreciation, Depletion and Amortization	111,367	2,695,674	1,854,249	400,911	—	—	5,062,201
Property, Plant and Equipment of Discontinued Operations	—	—	—	—	936,670	—	936,670
Total Property, Plant and Equipment-Net	44,981	6,179,353	2,043,756	464,616	936,670	—	9,669,376
Other Assets:
Investment in Affiliates	10,563,985	234,803	6,293	—	—	(10,567,751)	237,330
Other	53,529	47,892	95,369	17,598	—	—	214,388
Other Assets of Discontinued Operations	—	—	—	—	4,044	—	4,044
Total Other Assets	10,617,514	282,695	101,662	17,598	4,044	(10,567,751)	455,762
Total Assets	$10,846,581	$6,833,257	$2,269,081	$525,944	$1,022,790	$(10,567,751)	$10,929,902
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$32,245	$149,930	$37,212	$17,405	$—	$13,817	$250,609
Accounts Payable (Recoverable)-Related Parties	2,650,732	1,521,442	(3,953,215)	4,310	(209,452)	(13,817)	—
Current Portion of Long-Term Debt	(2,777)	6,798	906	61	—	—	4,988
Short-Term Notes Payable	952,000	—	—	—	—	—	952,000
Other Accrued Liabilities	63,668	102,753	218,186	37,220	—	—	421,827
Current Liabilities of Discontinued Operations	—	—	—	—	51,514	—	51,514
Total Current Liabilities	3,695,868	1,780,923	(3,696,911)	58,996	(157,938)	—	1,680,938
Long-Term Debt:	2,423,247	33,141	105,746	181,070	5,001	—	2,748,205
Deferred Credits and Other Liabilities:
Deferred Income Taxes	(122,547)	197,176	—	—	—	—	74,629
Postretirement Benefits Other Than Pensions	—	—	630,892	—	—	—	630,892
Pneumoconiosis Benefits	—	—	109,969	1,934	—	—	111,903
Mine Closing	—	—	218,936	8,403	—	—	227,339
Gas Well Closing	—	135,174	28,572	96	—	—	163,842
Workers’ Compensation	—	—	66,883	2,929	—	—	69,812
Salary Retirement	91,596	—	—	—	—	—	91,596
Reclamation	—	—	25	—	—	—	25
Other	56,390	105,588	4,266	713	—	—	166,957
Deferred Credits and Other Liabilities of Discontinued Operations	—	—	—	—	107,988	—	107,988
Total Deferred Credits and Other Liabilities	25,439	437,938	1,059,543	14,075	107,988	—	1,644,983
Total CONSOL Energy Inc. Stockholders’ Equity	4,702,027	4,581,255	4,800,703	271,803	1,067,739	(10,721,500)	4,702,027
Noncontrolling Interest	—	—	—	—	—	153,749	153,749
Total Liabilities and Equity	$10,846,581	$6,833,257	$2,269,081	$525,944	$1,022,790	$(10,567,751)	$10,929,902

Income Statement for the Nine Months Ended September 30, 2016 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$555,526	$—	$—	$—	$(425)	$555,101
Loss on Commodity Derivative Instruments	—	53,872	—	—	—	—	53,872
Coal Sales	—	—	558,308	186,103	—	—	744,411
Other Outside Sales	—	—	20,687	—	—	—	20,687
Purchased Gas Sales	—	28,633	—	—	—	—	28,633
Freight-Outside Coal	—	—	25,476	8,473	—	—	33,949
Miscellaneous Other Income	(441,368)	60,592	51,304	2,264	—	441,367	114,159
Gain (Loss) on Sale of Assets	—	10,446	3,105	(10)	—	—	13,541
Total Revenue and Other Income	(441,368)	709,069	658,880	196,830	—	440,942	1,564,353
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	73,996	—	—	—	—	73,996
Transportation, Gathering and Compression	—	279,753	—	—	—	—	279,753
Production, Ad Valorem, and Other Fees	—	23,732	—	—	—	—	23,732
Depreciation, Depletion and Amortization	—	312,122	—	—	—	—	312,122
Exploration and Production Related Other Costs	—	5,036	—	—	—	—	5,036
Purchased Gas Costs	—	28,692	—	—	—	—	28,692
Other Corporate Expenses	—	65,980	—	—	—	—	65,980
Selling, General, and Administrative Costs	—	74,067	—	—	—	—	74,067
Total Exploration and Production Costs	—	863,378	—	—	—	—	863,378
PA Mining Operations Costs
Operating and Other Costs	—	—	391,211	130,066	—	—	521,277
Depreciation, Depletion and Amortization	—	—	94,002	31,332	—	—	125,334
Freight Expense	—	—	25,476	8,473	—	—	33,949
Selling, General, and Administrative Costs	—	—	13,649	6,558	—	—	20,207
Total PA Mining Operations Costs	—	—	524,338	176,429	—	—	700,767
Other Costs
Miscellaneous Operating Expense	30,077	—	97,417	—	37	—	127,531
Selling, General, and Administrative Costs	—	—	10,173	—	—	—	10,173
Depreciation, Depletion and Amortization	452	—	4,011	—	—	—	4,463
Interest Expense	131,431	2,077	4,824	6,277	—	—	144,609
Total Other Costs	161,960	2,077	116,425	6,277	37	—	286,776
Total Costs And Expenses	161,960	865,455	640,763	182,706	37	—	1,850,921
(Loss) Earnings Before Income Tax	(603,328)	(156,386)	18,117	14,124	(37)	440,942	(286,568)
Income Taxes	(61,270)	(62,148)	51,634	—	(14)	—	(71,798)
(Loss) Income From Continuing Operations	(542,058)	(94,238)	(33,517)	14,124	(23)	440,942	(214,770)
Loss From Discontinued Operations, net	—	—	—	—	(322,747)	—	(322,747)
Net (Loss) Income	(542,058)	(94,238)	(33,517)	14,124	(322,770)	440,942	(537,517)
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	4,541	4,541
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(542,058)	$(94,238)	$(33,517)	$14,124	$(322,770)	$436,401	$(542,058)

Income Statement for the Nine Months Ended September 30, 2015 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$542,824	$—	$—	$—	$(1,194)	$541,630
Gain on Commodity Derivative Instruments	—	251,073	—	—	—	—	251,073
Coal Sales	—	—	769,945	256,651	—	—	1,026,596
Other Outside Sales	—	—	24,596	—	—	—	24,596
Purchased Gas Sales	—	7,649	—	—	—	—	7,649
Freight-Outside Coal	—	—	8,633	1,571	—	—	10,204
Miscellaneous Other Income	(246,791)	43,941	68,130	768	4,105	241,126	111,279
Gain on Sale of Assets	—	3,076	51,208	45	—	—	54,329
Total Revenue and Other Income	(246,791)	848,563	922,512	259,035	4,105	239,932	2,027,356
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	96,229	—	—	—	—	96,229
Transportation, Gathering and Compression	—	248,682	—	—	—	—	248,682
Production, Ad Valorem, and Other Fees	—	24,605	—	—	—	—	24,605
Depreciation, Depletion and Amortization	—	269,377	—	—	—	—	269,377
Exploration and Production Related Other Costs	—	7,695	—	—	9	(9)	7,695
Purchased Gas Costs	—	5,939	—	—	—	—	5,939
Other Corporate Expenses	—	47,088	—	—	—	—	47,088
Impairment of Exploration and Production Properties	—	828,905	—	—	—	—	828,905
Selling, General, and Administrative Costs	—	80,396	—	—	—	—	80,396
Total Exploration and Production Costs	—	1,608,916	—	—	9	(9)	1,608,916
PA Mining Operations Costs
Operating and Other Costs	—	—	410,950	153,654	—	—	564,604
Depreciation, Depletion and Amortization	—	—	102,479	34,057	—	—	136,536
Freight Expense	—	—	8,633	1,571	—	—	10,204
Selling, General, and Administrative Costs	—	—	25,318	8,913	—	—	34,231
Total PA Mining Operations Costs	—	—	547,380	198,195	—	—	745,575
Other Costs
Miscellaneous Operating Expense	43,343	—	26,715	—	496	—	70,554
Selling, General, and Administrative Costs	—	—	9,946	—	—	—	9,946
Depreciation, Depletion and Amortization	449	—	20,770	—	—	—	21,219
Loss on Debt Extinguishment	67,751	—	—	—	—	—	67,751
Interest Expense	141,493	4,840	4,821	7,758	76	(8,803)	150,185
Total Other Costs	253,036	4,840	62,252	7,758	572	(8,803)	319,655
Total Costs And Expenses	253,036	1,613,756	609,632	205,953	581	(8,812)	2,674,146
(Loss) Earnings Before Income Tax	(499,827)	(765,193)	312,880	53,082	3,524	248,744	(646,790)
Income Taxes	(94,536)	(286,335)	128,357	—	1,333	—	(251,181)
(Loss) Income From Continuing Operations	(405,291)	(478,858)	184,523	53,082	2,191	248,744	(395,609)
Loss From Discontinued Operations, net	—	—	—	—	(3,192)	—	(3,192)
Net (Loss) Income	$(405,291)	$(478,858)	$184,523	$53,082	$(1,001)	$248,744	$(398,801)
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	6,490	6,490
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(405,291)	$(478,858)	$184,523	$53,082	$(1,001)	$242,254	$(405,291)

Cash Flow for the Nine Months Ended September 30, 2016 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Continuing Operations	$611,844	$106,017	$32,398	$47,324	$(380,674)	$(44,698)	$372,211
Net Cash Used in Discontinued Operating Activities	—	—	—	—	14,427	—	14,427
Net Cash Provided by (Used in) Operating Activities	$611,844	$106,017	$32,398	$47,324	$(366,247)	$(44,698)	$386,638
Cash Flows from Investing Activities:
Capital Expenditures	$(2,450)	$(134,967)	$(32,403)	$(9,569)	$—	$—	$(179,389)
CNXC Acquisition of 5% Pennsylvania Mining Complex	—	—	—	(21,500)	—	21,500	—
Proceeds From Sales of Assets	—	33,041	5,915	21	—	—	38,977
Net Distributions from (Investments in) Equity Affiliates	—	518	(5,073)	—	—	—	(4,555)
Net Cash (Used in) Provided by Continuing Operations	(2,450)	(101,408)	(31,561)	(31,048)	—	21,500	(144,967)
Net Cash Provided by Discontinued Investing Activities	—	—	—	—	366,251	—	366,251
Net Cash (Used in) Provided by Investing Activities	$(2,450)	$(101,408)	$(31,561)	$(31,048)	$366,251	$21,500	$221,284
Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(598,000)	$—	$—	$—	$—	$—	$(598,000)
Payments on Miscellaneous Borrowings	(1,220)	(4,590)	(355)	(57)	—	—	(6,222)
Proceeds from Revolver - MLP	—	—	—	23,000	—	—	23,000
Distributions to Noncontrolling Interest	—	—	—	(30,486)	—	14,245	(16,241)
Pre-Merger Distributions to Parent	—	—	—	(8,953)	—	8,953	—
Dividends Paid	(2,294)	—	—	—	—	—	(2,294)
Proceeds from Issuance of Common Stock	4	—	—	—	—	—	4
Debt Issuance and Financing Fees	—	—	(482)	—	—	—	(482)
Net Cash (Used in) Provided by Continuing Operations	(601,510)	(4,590)	(837)	(16,496)	—	23,198	(600,235)
Net Cash Used in Discontinued Financing Activities	—	—	—	—	(14)	—	(14)
Net Cash (Used in) Provided by Financing Activities	$(601,510)	$(4,590)	$(837)	$(16,496)	$(14)	$23,198	$(600,249)

Cash Flow for the Nine Months Ended September 30, 2015 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Continuing Operations	$(130,726)	$712,504	$(329,261)	$47,465	$20,053	$73,480	$393,515
Net Cash Provided by Discontinued Operating Activities	—	—	—	—	10,768	—	10,768
Net Cash (Used in) Provided by Operating Activities	$(130,726)	$712,504	$(329,261)	$47,465	$30,821	$73,480	$404,283
Cash Flows from Investing Activities:
Capital Expenditures	$(8,607)	$(749,015)	$(80,928)	$(25,712)	$—	$—	$(864,262)
Proceeds From Sales of Assets	47	3,600	79,327	70	—	—	83,044
Net Investments in Equity Affiliates	—	(62,860)	(7,364)	—	—	—	(70,224)
Net Cash Used in Continuing Operations	(8,560)	(808,275)	(8,965)	(25,642)	—	—	(851,442)
Net Cash Used in Discontinued Investing Activities	—	—	—	—	(30,894)	—	(30,894)
Net Cash Used in Investing Activities	$(8,560)	$(808,275)	$(8,965)	$(25,642)	$(30,894)	$—	$(882,336)
Cash Flows from Financing Activities:
Proceeds from (Payments on) Short-Term Borrowings	$945,000	$70,000	$—	$—	$—	$(70,000)	$945,000
(Payments on) Proceeds from Miscellaneous Borrowings	(6,853)	(4,823)	4,148	6,005	—	—	(1,523)
Payments on Long-Term Borrowings	(1,263,719)	—	—	—	—	—	(1,263,719)
Proceeds from Long-Term Borrowings	492,760	—	—	—	—	—	492,760
Proceeds from Revolver - MLP	—	—	200,000	180,000	—	(200,000)	180,000
Proceeds from Sale of MLP Interest	—	—	148,359	148,359	—	(148,359)	148,359
Net Distributions from Offering to Parent	—	—	—	(342,711)	—	342,711	—
Net Change in Parent Advancements	—	—	—	(5,789)	—	5,789	—
Pre-Merger Distributions to Parent	—	—	—	(355)	—	355	—
Tax Benefit from Stock-Based Compensation	208	—	—	—	—	—	208
Dividends Paid	(30,991)	—	—	—	—	—	(30,991)
Proceeds from Issuance of Common Stock	8,288	—	—	—	—	—	8,288
Treasury Stock Activity	(71,674)	—	—	—	—	—	(71,674)
Debt Issuance and Financing Fees	—	—	(14,281)	(4,329)	—	(3,976)	(22,586)
Net Cash Provided by (Used in) Continuing Operations	73,019	65,177	338,226	(18,820)	—	(73,480)	384,122
Net Cash Used in Discontinued Financing Activities	—	—	—	—	(39)	—	(39)
Net Cash Provided by (Used in) Financing Activities	$73,019	$65,177	$338,226	$(18,820)	$(39)	$(73,480)	$384,083

Statement of Comprehensive Income for the Three Months Ended September 30, 2016 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net Income (Loss)	$25,345	$96,834	$(9,170)	$6,401	$(34,979)	$(56,838)	$27,593
Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments	1,305	—	1,327	(22)	—	(1,305)	1,305
Reclassification of Cash Flow Hedge from OCI to Earnings	(12,458)	(12,458)	—	—	—	12,458	(12,458)
Other Comprehensive (Loss) Income:	(11,153)	(12,458)	1,327	(22)	—	11,153	(11,153)
Comprehensive Income (Loss)	14,192	84,376	(7,843)	6,379	(34,979)	(45,685)	16,440
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	2,248	2,248
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$14,192	$84,376	$(7,843)	$6,379	$(34,979)	$(47,933)	$14,192

Statement of Comprehensive Income for the Three Months Ended September 30, 2015 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net Income (Loss)	$118,980	$30,346	$118,441	$18,924	$(3,984)	$(157,237)	$125,470
Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments	(49,353)	—	(49,337)	(16)	—	49,353	(49,353)
Reclassification of Cash Flow Hedge from OCI to Earnings	(20,602)	(20,602)	—	—	—	20,602	(20,602)
Other Comprehensive (Loss) Income:	(69,955)	(20,602)	(49,337)	(16)	—	69,955	(69,955)
Comprehensive Income (Loss)	49,025	9,744	69,104	18,908	(3,984)	(87,282)	55,515
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	6,490	6,490
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$49,025	$9,744	$69,104	$18,908	$(3,984)	$(93,772)	$49,025

Statement of Comprehensive Income for the Nine Months Ended September 30, 2016 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net (Loss) Income	$(542,058)	$(94,238)	$(33,517)	$14,124	$(322,770)	$440,942	$(537,517)
Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments	6,866	—	6,936	(70)	—	(6,866)	6,866
Reclassification of Cash Flow Hedge from OCI to Earnings	(33,475)	(33,475)	—	—	—	33,475	(33,475)
Other Comprehensive (Loss) Income:	(26,609)	(33,475)	6,936	(70)	—	26,609	(26,609)
Comprehensive (Loss) Income	(568,667)	(127,713)	(26,581)	14,054	(322,770)	467,551	(564,126)
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	4,541	4,541
Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(568,667)	$(127,713)	$(26,581)	$14,054	$(322,770)	$463,010	$(568,667)

Statement of Comprehensive Income for the Nine Months Ended September 30, 2015 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net (Loss) Income	$(405,291)	$(478,858)	$184,523	$53,082	$(1,001)	$248,744	$(398,801)
Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments	(40,036)	—	(38,284)	(1,752)	—	40,036	(40,036)
Reclassification of Cash Flow Hedge from OCI to Earnings	(60,720)	(60,720)	—	—	—	60,720	(60,720)
Other Comprehensive (Loss) Income:	(100,756)	(60,720)	(38,284)	(1,752)	—	100,756	(100,756)
Comprehensive (Loss) Income	(506,047)	(539,578)	146,239	51,330	(1,001)	349,500	(499,557)
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	6,490	6,490
Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(506,047)	$(539,578)	$146,239	$51,330	$(1,001)	$343,010	$(506,047)

NOTE 18—RELATED PARTY TRANSACTIONS:
CONE Gathering LLC (CONE) and CONE Midstream Partners LP (the Partnership)

During the nine months ended September 30, 2016, additional capital contributions of $2,571 were made to CONE and additional capital contributions of $2,051 were made to the Partnership. The capital contributions were offset by $1,640 of distributions from CONE, and $20,628 of distributions from the Partnership. During the nine months ended September 30, 2015, additional capital contributions of $8,541 were made to CONE, and additional capital contributions of $58,212 were made to the Partnership, offset in part, by $12,364 of distributions from the Partnership.

Following the Partnership IPO in September 2014, CONE has a 2% general partner interest in the Partnership, while each sponsor has a 32.1% limited partner interest. CNX Gas Company accounts for its portion of the earnings in the Partnership under the equity method of accounting. At September 30, 2016, CNX Gas Company and Noble Energy each continue to own a 50% interest in the assets of CONE that were not contributed to the Partnership. Equity in earnings of affiliates during the three months ended September 30, 2016 and 2015 related to CONE was $6,567 and $6,423, respectively. Equity in earnings of affiliates during the three months ended September 30, 2016 and 2015 related to the Partnership was $7,586 and $6,310, respectively. For the nine months ended September 30, 2016 and 2015, equity in earnings of affiliates related to CONE was $13,713 and $14,099, respectively. For the nine months ended September 30, 2016 and 2015, equity in earnings affiliates related to the Partnership was $22,996 and $15,671, respectively.

During the nine months ended September 30, 2016 and 2015, CONE and the Partnership provided gathering services to CNX Gas Company in the ordinary course of business. Gathering services provided were $31,216 and $27,890 for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, gathering services were $93,209 and $75,176, respectively. These costs were included in Transportation, Gathering and Compression Costs on CONSOL Energy’s accompanying Consolidated Statements of Income. At September 30, 2016 and December 31, 2015, CONSOL Energy had a net payable of $8,543 and $12,216 respectively, due to both the Partnership and CONE primarily for accrued but unpaid gathering services. Additionally, during the nine months ended September 30, 2015, CONSOL Energy purchased $2,239 of supply inventory from the Partnership.

CNX Coal Resources LP (CNXC)

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

On September 30, 2016, CNXC and its wholly owned subsidiary, CNX Thermal Holdings LLC (CNX Thermal), entered into a Contribution Agreement with CONSOL Energy, CONSOL Pennsylvania Coal Company LLC and Conrhein Coal Company (the Contributing Parties) under which CNX Thermal acquired an additional 5% undivided interest in and to the Pennsylvania Mine Complex, in exchange for (i) cash consideration in the amount of $21,500 and (ii) CNXC's issuance of 3,956,496 Class A Preferred Units representing limited partner interests in CNXC at an issue price of $17.01 per Class A preferred Unit (the "Class A Preferred Unit Issue Price"), or an aggregate $67,300 in equity consideration. The Class A Preferred Unit Issue Price was calculated as the volume-weighted average trading price of CNXC's common units (the "Common Units") over the trailing 15-day trading period ending on September 29, 2016 (or $14.79 per unit), plus a 15% premium.

In connection with the PA Mining acquisition, on September 30, 2016, the General Partner and CNXC entered into the First Amended and Restated Omnibus Agreement (the "Amended Omnibus Agreement") with CONSOL Energy and certain of its subsidiaries. Under the Amended Omnibus Agreement, CONSOL Energy indemnified CNXC for certain liabilities. The Amended Omnibus Agreement also amended CNXC's obligations to CONSOL Energy with respect to the payment of an annual administrative support fee and reimbursement for the provisions of certain management and operating services provided, in each case to reflect structural changes in how those services are provided to CNXC by CONSOL Energy.

Charges for services from CONSOL Energy include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating and Other Costs	$854	$2,736	$3,390	$5,177
Selling, General and Administrative Expenses	856	2,598	3,090	6,904
Total Services from CONSOL Energy	$1,710	$5,334	$6,480	$12,081

At September 30, 2016 and December 31, 2015, CNXC had a net payable to CONSOL Energy in the amount of $1,320 and $4,310, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the omnibus agreement.

NOTE 19—STOCK REPURCHASE:

In December 2014, CONSOL Energy's Board of Directors approved a stock repurchase program under which CONSOL Energy may purchase from time to time up to $250,000 of its common stock over the next two years. Under the terms of the program, CONSOL Energy may make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. Any repurchases of common stock will be funded from available cash on hand or short-term borrowings. The program does not obligate CONSOL Energy to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company's discretion. The program will be conducted in compliance with applicable legal requirements and within the limits imposed by any credit agreement, receivables purchase agreement or indenture and shall be subject to market conditions and other factors. During the three and nine months ended September 30, 2016, and during the three months ended September 30, 2015, no shares were repurchased. During the nine months ended September 30, 2015, 2,213,100 shares were repurchased and retired at an average price of $32.37 per share.

NOTE 20—RECENT ACCOUNTING PRONOUNCEMENTS:

In August 2016, the FASB issued Update 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments relate to debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, and beneficial interests in securitization transactions. The Update also states that, in the absence of specific guidance for cash receipts and payments that have aspects of more than one class of cash flows, an entity should classify each separately identifiable source or use within the cash receipts and payments on the basis of their nature in financing, investing, or operating activities. In situations in which cash receipts or payments cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The amendments in the Update will be applied using a retrospective transition method to each period presented and, for public entities, are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this guidance may have on CONSOL Energy's financial statements.
In June 2016, the FASB issued Update 2016-13 - Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this, the amendments in this Update replace the incurred loss impairment methodology in current Generally Accepted Accounting Principals (GAAP) with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The amendments in this Update will be applied using a modified-retrospective approach and, for public entities, are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted for fiscal years beginning after December 15, 2018 and interim periods within those annual periods. The Company believes this guidance will not have a material impact on CONSOL Energy's financial statements.

In May 2014, the FASB issued Update 2014-09 - Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605 - Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. The objective of the amendments in this Update is to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and should disclose sufficient information, both qualitative and quantitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The following updates to Topic 606 were made during 2016:

•
In March 2016, the FASB issued Update 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how an entity determines whether it is a principal or an agent for goods or services promised to a customer as well as the nature of the goods or services promised to their customers.

•
In April 2016, the FASB issued Update 2016-10 - Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which seeks to address implementation issues in the areas of identifying performance obligations and licensing.

•
In May 2016, the FASB issued Update 2016-12 - Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients, which seeks to address implementation issues in the areas of collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.

After considering the FASB's issuance of a standard that delayed application of Topic 606 by one year, the new standards are effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the method of adoption as it relates to Update 2014-09 and the impacts that these standards will have on CONSOL Energy's financial statements.

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
NOTE 21—SUBSEQUENT EVENTS:

On October 29, 2016, CNX Gas entered into an Exchange Agreement with Noble Energy, which would effectively terminate the joint development of the gas assets held in connection with our joint venture with Noble Energy and divide such gas assets among CNX Gas and Noble Energy. Noble Energy, Inc. will also remit a cash payment of approximately $205,000 to CONSOL Energy at closing (subject to certain adjustments provided for in the Exchange Agreement).
.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

CONSOL Energy's E&P production increased by 12% in the just-ended quarter, compared to the year-earlier quarter. The E&P Division had earnings before income tax of $161 million in the third quarter of 2016 due primarily to an unrealized gain on commodity derivative instruments, related to changes in the fair market value of existing hedges on a mark-to-market basis, as well as, reductions to lease operating and transportation, gathering and compression expenses in the current period.

For the third quarter of 2016, CONSOL Energy's average sales price for natural gas, natural gas liquids (NGLs), oil, and condensate was $2.54 per Mcfe. CONSOL Energy's average price for natural gas was $2.06 per Mcf for the quarter and, including cash settlements from hedging, was $2.53 per Mcf. The average realized price for all liquids for the third quarter of 2016 was $15.48 per barrel.

CONSOL Energy has continued recovering and selling ethane primarily via Sunoco Logistics' Mariner East project, which ships ethane to the Marcus Hook Industrial Complex for export. Such ethane sales have improved the NGL contribution to revenue. On an equivalent basis, these ethane sales yielded a significantly higher price than the Texas Eastern M2 market where sales would generally have occurred had the volumes been rejected into the natural gas stream. CONSOL expects further revenue enhancement in 2016 and beyond as its recovered ethane volumes grow and as the Mariner East project expands in 2017.

During the third quarter of 2016, CONSOL Energy's E&P Division achieved record production of 96.4 Bcfe, or an increase of 12% from the 86.1 Bcfe produced in the year-earlier quarter. The E&P Division's total unit cash costs declined during the quarter to $1.31 per Mcfe, compared to $1.49 per Mcfe during the year-earlier quarter, or an improvement of approximately 12%, driven by the reductions to lease operating and transportation, gathering and compression expenses. The Company also brought back two rigs to begin drilling in Monroe County, Ohio, which started in August. Since then, two dry Utica wells were drilled at an average lateral length of approximately 8,600 feet with drilling costs of $180 per foot of lateral, which is better than the previously stated expectation of $190 per foot of lateral.

CONSOL Energy's PA Mining Operations sold 6.0 million tons in the 2016 third quarter, compared to 5.7 million tons during the year-earlier quarter. Total unit costs were $35.79 per ton, compared to $40.26 per ton in the year-earlier quarter. The PA Mining Operations division had earnings before income tax of $35 million.

In August 2016, CONSOL Energy completed the sale of the Miller Creek and Fola Mining Complex subsidiaries. The net loss on sale was $53 million and was included in Loss from Discontinued Operations, net on the Consolidated Statements of Income. In addition to the sale, at the end of the quarter, CONSOL Energy announced that CNX Coal Resources ("CNXC") acquired an additional 5% undivided interest in the Pennsylvanian Mining Complex and associated infrastructure from CONSOL Energy for $22 million in cash consideration and $67 million in equity consideration.

CONSOL Energy 2016 - 2017 Guidance

E&P DIVISION GUIDANCE

CONSOL Energy expects to maintain annual 2016 E&P Division production of 380-385 Bcfe.

Total hedged natural gas production in the 2016 fourth quarter is 63.6 Bcf. The annual gas hedge position is shown in the table below:

	2016	2017
Total Yearly Production (Bcfe)	390-395	TBD*
Volumes Hedged (Bcf), as of 10/13/16	271.8**	237.8
* 2017 production will be a function of the second half of 2016 capital program, continued debottlenecking initiatives, and the company's drilled but uncompleted (DUC) well inventory.
** Includes actual settlements of 225.3 Bcf.

CONSOL Energy's hedged gas volumes include a combination of NYMEX financial hedges and index financial hedges (NYMEX plus basis). In addition, to protect the NYMEX hedge volumes from basis exposure, CONSOL enters into basis-only financial hedges and physical sales with fixed basis at certain sales points. CONSOL Energy's gas hedge position is shown in the table below:

GAS HEDGES

	Q4 2016	2016	2017
Total NYMEX + Basis* (Bcf)	61.8	264.5	207.5
Average Hedge Price ($/Mcf)	$3.16	$3.03	$2.61

NYMEX Only Hedges Exposed to Basis (Bcf)	1.8	-	30.3
Average Hedge Price ($/Mcf)	$3.41	-	$3.02

Physical Sales With Fixed Basis Exposed to NYMEX (Bcf)	-	7.3	-
Average Hedge Basis Value ($/Mcf)	-	$(0.06)	-
* Includes physical sales with fixed basis in Q4 2016, 2016, and 2017 of 17.0 Bcf, 76.6 Bcf, and 34.6 Bcf, respectively.

During the third quarter of 2016, CONSOL Energy added additional NYMEX natural gas hedges of 7.7 Bcf for 2017. To help mitigate basis exposure on NYMEX hedges, in the third quarter, CONSOL added 2.6 Bcf and 22.7 Bcf of basis hedges for 2016 and 2017, respectively. Based on CONSOL Energy’s view of regional pricing during 2017, CONSOL Energy focused primarily on regional hedging. Of the 22.7 Bcf of basis hedges added for 2017, 12.1 Bcf is applicable to Texas Eastern M2 and Dominion South sales points. CONSOL Energy also has hedges in place for a portion of its 2018, 2019, and 2020 production.

CONSOL Energy's 2016 NYMEX plus basis natural gas hedge position has increased to 264.5 Bcf at an average hedge price of $3.03 per Mcf. NYMEX plus basis hedge volumes are not exposed to basis differentials but instead have protected revenue. As a result, in 2016, NYMEX plus basis gas hedges should lock in revenue of approximately $801 million.

During the third quarter of 2016, CONSOL Energy continued to add NGL (propane) hedges. Excluding actual 2016 settlements of 6.8 million gallons, CONSOL Energy currently has 10.7 million gallons of propane directly hedged through March of 2017 at an average price of $0.48 per gallon. CONSOL Energy also has direct, term sales contracts with counterparties for NGLs.

PA MINING OPERATIONS DIVISION GUIDANCE

CONSOL Energy now expects total consolidated annual 2016 PA Mining Operations sales to be approximately 23.6-24.4 million tons, compared to previous quarter's guidance of approximately 22.5-25.5 million tons.

CONSOL Energy's 2016 total consolidated PA Mining Operations capital expenditures is reduced to now be between $60-$76 million. The reduction to PA Mining Operations capital expenditures was primarily driven by the company's ongoing efforts to manage spending levels in 2016. On a normalized basis, the PA Mining Operations Division expects maintenance of production capital of $5-$6 per ton.

Results of Operations - Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015
Net Income Attributable to CONSOL Energy Shareholders
CONSOL Energy reported net income attributable to CONSOL Energy shareholders of $25 million, or earnings of $0.11 per diluted share, for the three months ended September 30, 2016, compared to net income attributable to CONSOL Energy shareholders of $119 million, or earnings of $0.52 per diluted share, for the three months ended September 30, 2015.

	For the Three Months Ended September 30,
(Dollars in thousands)	2016	2015	Variance
Income from Continuing Operations	$62,568	$129,312	$(66,744)
Loss from Discontinued Operations	(34,975)	(3,842)	(31,133)
Net Income	$27,593	$125,470	$(97,877)
Less: Net Income Attributable to Noncontrolling Interest	2,248	6,490	(4,242)
Net Income Attributable to CONSOL Energy Shareholders	$25,345	$118,980	$(93,635)

CONSOL Energy consists of two principal business divisions: Exploration and Production (E&P) and Pennsylvania (PA) Mining Operations. The total E&P division includes four segments: Marcellus, Utica, Coalbed Methane (CBM), and Other Gas.

The total E&P division contributed $161 million of earnings before income tax for the three months ended September 30, 2016 compared to $50 million of earnings before income tax for the three months ended September 30, 2015.

The following table presents a breakout of net liquid and natural gas sales information to assist in the understanding of the Company’s natural gas production and sales portfolio:

	For the Three Months Ended September 30,
in thousands (unless noted)	2016	2015	Variance	Percent Change
LIQUIDS
NGLs:
Sales Volume (MMcfe)	12,341	9,598	2,743	28.6%
Sales Volume (Mbbls)	2,057	1,600	457	28.6%
Gross Price ($/Bbl)	$13.14	$4.80	$8.34	173.8%
Gross Revenue	$27,048	$7,645	$19,403	253.8%

Oil:
Sales Volume (MMcfe)	94	189	(95)	(50.3)%
Sales Volume (Mbbls)	16	32	(16)	(50.0)%
Gross Price ($/Bbl)	$42.06	$54.18	$(12.12)	(22.4)%
Gross Revenue	$663	$1,706	$(1,043)	(61.1)%

Condensate:
Sales Volume (MMcfe)	1,205	2,337	(1,132)	(48.4)%
Sales Volume (Mbbls)	201	390	(189)	(48.5)%
Gross Price ($/Bbl)	$37.26	$27.84	$9.42	33.8%
Gross Revenue	$7,483	$10,836	$(3,353)	(30.9)%

GAS
Sales Volume (MMcf)	82,752	73,952	8,800	11.9%
Sales Price ($/Mcf)	$2.06	$1.86	$0.20	10.8%
Gross Revenue	$170,720	$137,649	$33,071	24.0%

Hedging Impact ($/Mcf)	$0.47	$0.60	$(0.13)	(21.7)%
Gain on Commodity Derivative Instruments - Cash Settlement	$38,637	$44,469	$(5,832)	(13.1)%

Total E&P sales volumes, average sales price (including the effects of derivative instruments), and average costs for all active E&P operations were as follows:

	For the Three Months Ended September 30,
	2016	2015	Variance	Percent Change
Total E&P Sales Volumes (Bcfe)	96.4	86.1	10.3	12.0%

Average Sales Price (per Mcfe)	$2.54	$2.35	$0.19	8.1%
Average Costs (per Mcfe)	2.36	2.54	(0.18)	(7.1)%
Margin	$0.18	$(0.19)	$0.37	194.7%

Total E&P division Natural Gas, NGLs, and Oil sales were $206 million for the three months ended September 30, 2016, compared to $158 million for the three months ended September 30, 2015. The increase was primarily due to the 12.0% increase in total volumes sold and the 8.1% increase in average sales price per Mcfe. The increase in average sales price was the result of the overall improvement in general market prices in the Appalachian basin during the current period. The increase was offset, in part, by a decrease in the realized gain on commodity derivative instruments related to the Company's hedging program.

Changes in the average costs per Mcfe were primarily related to the following items:

•
The improvement in unit costs is primarily due to the continuing shift towards lower cost Marcellus and Utica Shale production, ongoing cost reduction efforts and the 12.0% increase in total volumes sold in the period-to-period comparison. Marcellus production made up 53.7% of natural gas and liquid sales volumes for the three months ended September 30, 2016, compared to 53.3% for the three months ended September 30, 2015. Utica production made up 23.3% of natural gas and liquid sales volumes for the three months ended September 30, 2016, compared to 17.8% for the three months ended September 30, 2015.

•
Lease operating expense decreased on a per unit basis in the period-to-period comparison due to a decrease in well tending costs, employee related costs and salt water disposal costs. The decrease in unit costs was also due to the overall increase in E&P sales volumes.

•
Transportation, gathering and compression expense decreased on a per unit basis in the period-to-period comparison due to the overall increase in E&P sales volumes and the shift towards dry Utica Shale production which has lower gathering costs since there are no associated processing fees. The decrease in unit costs was partially offset by an increase in total dollars related to an increase in utilized firm transportation costs, increased processing fees associated with NGLs, and an increase in CONE gathering expense directly related to the increase in Marcellus production. See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

The PA Mining Operations division had earnings before income tax of $35 million for the three months ended September 30, 2016, compared to earnings before income tax of $132 million for the three months ended September 30, 2015.
Sales tons, average sales price and average cost of goods sold per ton for the PA Mining Operations division were as follows:

	For the Three Months Ended September 30,
	2016	2015	Variance	Percent Change
Company Produced PA Mining Operations Tons Sold (in millions)	6.0	5.7	0.3	5.3%

Average Sales Price per ton sold	$44.30	$56.99	$(12.69)	(22.3)%
Average Cost of Goods Sold per ton	35.79	40.26	(4.47)	(11.1)%
Margin	$8.51	$16.73	$(8.22)	(49.1)%

The lower average sales price per ton sold in the 2016 period was primarily the result of the overall decline in both the domestic and global thermal coal markets. The PA Mining Operations division priced 0.6 million tons on the export market for the three months ended September 30, 2016, compared to 1.0 million tons for the three months ended September 30, 2015. All other tons were sold on the domestic market.

Changes in the average cost of goods sold per ton were driven primarily by a reduction in staffing levels and a realignment of employee benefits in the period-to-period comparison. All of the above steps resulted in more consistent operating schedules, reduced labor costs and improved productivity.
The Other division includes other business activities not assigned to the E&P or PA Mining Operations divisions, as well as income taxes. The Other division had a net loss of $134 million for the three months ended September 30, 2016, compared to a net loss of $53 million for the three months ended September 30, 2015.
Selling, general and administrative (SG&A) costs are allocated to the PA Mining Operations division based upon a shared service agreement that CONSOL Energy entered into with CNX Coal Resources LP (CNXC) upon execution of the CNXC initial public offering (IPO). The shared service agreement calls for CONSOL Energy to provide certain selling, general and administrative services that are paid for monthly, based on an agreed upon fixed fee, that is reset at least annually. See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. The remaining SG&A costs are allocated between the E&P and Other divisions based primarily on a percentage of total revenue and a percentage of total projected capital expenditures.

SG&A costs are excluded from the E&P and PA Mining Operations unit costs above. SG&A costs were $38 million for the three months ended September 30, 2016, compared to $39 million for the three months ended September 30, 2015. SG&A costs decreased due to the following items:

	For the Three Months Ended September 30,
(in millions)	2016	2015	Variance	Percent Change
Short-Term Incentive Compensation	$5	$11	$(6)	(54.5)%
Advertising and Promotion	1	2	(1)	(50.0)%
Consulting and Professional Services	4	4	—	—%
Rent	2	2	—	—%
Employee Wages and Related Expenses	14	14	—	—%
Stock-Based Compensation	8	6	2	33.3%
Other	4	—	4	100.0%
Total Company Selling, General and Administrative Expense	$38	$39	$(1)	(2.6)%

•	The decrease in Short-Term Incentive Compensation was a result of lower payouts in the current period.

•	Advertising and Promotion expense decreased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

•
Stock-Based Compensation expenses increased $2 million in the period-to-period comparison primarily due to additional non-cash amortization expense and accelerated non-cash amortization recorded in the current period for employees who received awards under the Performance Share Unit (PSU) program.

•	Other increased $4 million in the period-to-period comparison primarily due to a 401(k) discretionary contribution in the current period.

Total Company long-term liabilities, such as OPEB, the salary retirement plan, workers' compensation, Coal Workers' Pneumoconiosis (CWP), and long-term disability are actuarially calculated for the Company as a whole. In general, the expenses are then allocated to the segments based upon criteria specific to each liability. Total CONSOL Energy continuing operations expense related to actuarial liabilities was $17 million for the three months ended September 30, 2016, compared to income of $78 million for the three months ended September 30, 2015. The increase in expense of $95 million is primarily due to modifications made to the OPEB and Pension plans in May 2015. See Note 16 - Pension and Other Postretirement Benefits Plans and Note 17 - Coal Workers' Pneumoconiosis (CWP) and Workers' Compensation in the Notes to the Audited Financial Statements in our December 31, 2015 Form 10-K and Note 5 - Components of Pension and OPEB Plans Net Periodic Benefit Costs in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional details.

TOTAL E&P DIVISION ANALYSIS for the three months ended September 30, 2016 compared to the three months ended September 30, 2015:
The E&P division had earnings before income tax of $161 million for the three months ended September 30, 2016 compared to earnings before income tax of $50 million for the three months ended September 30, 2015. Variances by individual E&P segment are discussed below.

	For the Three Months Ended					Difference to Three Months Ended
	September 30, 2016					September 30, 2015
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGLs and Oil Sales	$107	$40	$47	$12	$206	$32	$19	$(2)	$(1)	$48
Gain on Commodity Derivative Instruments	24	5	8	161	198	—	4	(6)	56	54
Purchased Gas Sales	—	—	—	12	12	—	—	—	9	9
Miscellaneous Other Income	—	—	—	19	19	—	—	—	4	4
Gain on Sale of Assets	—	—	—	15	15	—	—	—	14	14
Total Revenue and Other Income	131	45	55	219	450	32	23	(8)	82	129
Lease Operating Expense	8	4	7	4	23	(2)	(2)	(1)	(1)	(6)
Production, Ad Valorem, and Other Fees	5	1	2	1	9	—	—	—	1	1
Transportation, Gathering and Compression	57	14	18	6	95	3	5	(3)	—	5
Depreciation, Depletion and Amortization	51	22	21	7	101	7	5	1	(5)	8
Selling, General, and Administrative Costs	—	—	—	26	26	—	—	—	2	2
Purchased Gas Costs	—	—	—	12	12	—	—	—	10	10
Exploration and Production Related Other Costs	—	—	—	—	—	—	—	—	(3)	(3)
Other Corporate Expenses	—	—	—	22	22	—	—	—	1	1
Total Exploration and Production Costs	121	41	48	78	288	8	8	(3)	5	18
Interest Expense	—	—	—	1	1	—	—	—	—	—
Total E&P Division Costs	121	41	48	79	289	8	8	(3)	5	18
Earnings (Loss) Before Income Tax	$10	$4	$7	$140	$161	$24	$15	$(5)	$77	$111

MARCELLUS GAS SEGMENT
The Marcellus segment had earnings before income tax of $10 million for the three months ended September 30, 2016 compared to a loss before income tax of $14 million for the three months ended September 30, 2015.

	For the Three Months Ended September 30,
	2016	2015	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	43.0	39.1	3.9	10.0%
NGLs Sales Volumes (Bcfe)*	8.3	5.5	2.8	50.9%
Condensate Sales Volumes (Bcfe)*	0.5	1.3	(0.8)	(61.5)%
Total Marcellus Sales Volumes (Bcfe)*	51.8	45.9	5.9	12.9%

Average Sales Price - Gas (Mcf)	$2.06	$1.59	$0.47	29.6%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.55	$0.62	$(0.07)	(11.3)%
Average Sales Price - NGLs (Mcfe)*	$1.94	$0.97	$0.97	100.0%
Average Sales Price - Condensate (Mcfe)*	$5.50	$5.68	$(0.18)	(3.2)%

Total Average Marcellus Sales Price (per Mcfe)	$2.53	$2.16	$0.37	17.1%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.15	0.23	(0.08)	(34.8)%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.10	0.11	(0.01)	(9.1)%
Average Marcellus Transportation, Gathering and Compression costs (per Mcfe)	1.10	1.18	(0.08)	(6.8)%
Average Marcellus Depreciation, Depletion and Amortization costs (per Mcfe)	0.98	0.94	0.04	4.3%
Total Average Marcellus Costs (per Mcfe)	$2.33	$2.46	$(0.13)	(5.3)%
Average Margin for Marcellus (per Mcfe)	$0.20	$(0.30)	$0.50	166.7%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGLs and oil sales of $107 million for the three months ended September 30, 2016 compared to $75 million for the three months ended September 30, 2015. The $32 million increase was primarily due to a 29.6% increase in average gas sales price, as well as a 12.9% increase in total Marcellus sales volumes due to additional wells coming on-line in the current period.

The increase in Marcellus total average sales price was primarily due to the $0.47 per Mcf increase in gas market prices, offset in part by a $0.03 per Mcfe decrease in the uplift from NGLs and condensate sales volumes when excluding the impact of hedging. The increased total average sales price was also offset by a $0.07 per Mcf decrease related to the Company's hedging program due to the improvement in market prices. Financial hedges represented approximately 44.2 Bcf of our total Marcellus sales volumes for the three months ended September 30, 2016 at an average gain of $0.53 per Mcf. For the three months ended September 30, 2015, these financial hedges represented approximately 27.7 Bcf at an average gain of $0.85 per Mcf.

Total costs for the Marcellus segment were $121 million for the three months ended September 30, 2016 compared to $113 million for the three months ended September 30, 2015. The increase in total dollars and decrease in unit costs for the Marcellus segment are due to the following items:

•Marcellus lease operating expenses were $8 million for the three months ended September 30, 2016 compared to $10 million for the three months ended September 30, 2015. The decrease in total dollars was primarily due to cost cutting measures that were implemented in the fourth quarter of 2015 which resulted in a decrease in well tending costs, salt water disposal costs and lower employee related costs in the current period. The decrease in unit costs was primarily due to the 12.9% increase in total Marcellus sales volumes, along with the decrease in total dollars as described above.

•Marcellus production, ad valorem, and other fees were $5 million for the three months ended September 30, 2016 and the three months ended September 30, 2015. The decrease in unit costs was primarily due to the 12.9% increase in total Marcellus sales volumes.

•Marcellus transportation, gathering and compression costs were $57 million for the three months ended September 30, 2016 compared to $54 million for the three months ended September 30, 2015. The increase in total dollars primarily relates to an increase in CONE gathering fees due to the 10.0% increase in Marcellus gas sales volumes (See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information), an increase in processing fees associated with NGLs primarily due to the 50.9% increase in NGLs sales volumes, and an increase in utilized firm transportation expense. The decrease in unit costs was due to the increase in Marcellus sales volumes, offset, in part, by the increase in total dollars.

•Depreciation, depletion and amortization costs attributable to the Marcellus segment were $51 million for the three months ended September 30, 2016 compared to $44 million for the three months ended September 30, 2015. These amounts included depreciation on a unit of production basis of $0.97 per Mcf and $0.93 per Mcf, respectively. The increase in unit costs in the period-to-period comparison was primarily due to the decrease in the year-end 2015 Marcellus reserves. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

UTICA GAS SEGMENT

The Utica segment had earnings before income tax of $4 million for the three months ended September 30, 2016 compared to a loss before income tax of $11 million for the three months ended September 30, 2015.

	For the Three Months Ended September 30,
	2016	2015	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	17.7	10.2	7.5	73.5%
NGLs Sales Volumes (Bcfe)*	4.1	4.1	—	—%
Condensate Sales Volumes (Bcfe)*	0.7	1.0	(0.3)	(30.0)%
Total Utica Sales Volumes (Bcfe)*	22.5	15.3	7.2	47.1%

Average Sales Price - Gas (Mcf)	$1.40	$1.48	$(0.08)	(5.4)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.26	$0.09	$0.17	188.9%
Average Sales Price - NGLs (Mcfe)*	$2.69	$0.56	$2.13	380.4%
Average Sales Price - Condensate (Mcfe)*	$6.80	$3.24	$3.56	109.9%

Total Average Utica Sales Price (per Mcfe)	$2.00	$1.41	$0.59	41.8%
Average Utica Lease Operating Expenses (per Mcfe)	0.20	0.38	(0.18)	(47.4)%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.06	0.04	0.02	50.0%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.62	0.62	—	—%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	0.93	1.06	(0.13)	(12.3)%
Total Average Utica Costs (per Mcfe)	$1.81	$2.10	$(0.29)	(13.8)%
Average Margin for Utica (per Mcfe)	$0.19	$(0.69)	$0.88	127.5%

*NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Utica segment had natural gas, NGLs and oil sales of $40 million for the three months ended September 30, 2016 compared to $21 million for the three months ended September 30, 2015. The $19 million increase was primarily due to the 47.1% increase in total Utica volumes sold. The 7.2 Bcfe increase in total Utica sales volumes was due to additional wells coming on-line, primarily in dry Utica areas, in the current period.

The increase in Utica total average sales price was primarily due to the $0.17 per Mcf increase in the gain on commodity derivative instruments in the current period due partially to lower prices for gas in this market, offset, in part, by the $0.08 per Mcf decrease in average gas sales price. Financial hedges represented approximately 8.7 Bcf of our produced Utica sales volumes for the three months ended September 30, 2016 at an average gain of $0.53 per Mcf. For the three months ended September 30, 2015, these financial hedges represented approximately 1.4 Bcf at an average gain of $0.66 per Mcf.

Total costs for the Utica segment were $41 million for the three months ended September 30, 2016 compared to $33 million for the three months ended September 30, 2015. The increase in total dollars and decrease in unit costs for the Utica segment are due to the following items:

•Utica lease operating expenses were $4 million for the three months ended September 30, 2016 compared to $6 million for the three months ended September 30, 2015. The decrease in total dollars was primarily due to a decrease in non-operated well costs as well as a decrease in repair and maintenance costs in the current period. The decrease in unit costs was due to the 47.1% increase in total Utica sales volumes, as well as the decreased total dollars described above.

•Utica production, ad valorem, and other fees were $1 million for the three months ended September 30, 2016 and the three months ended September 30, 2015. The increase in unit costs in the current period, was primarily due to a nominal increase in total dollars, offset, in part, by the 47.1% increase in total Utica sales volumes.

•Utica transportation, gathering and compression costs were $14 million for the three months ended September 30, 2016 compared to $9 million for the three months ended September 30, 2015. The $5 million increase in total dollars was primarily related to an increase in processing fees associated with NGLs as well as increased gathering and processing fees associated with the overall increase in Utica sales volumes. Unit costs remained consistent in the period-to-period comparison.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $22 million for the three months ended September 30, 2016 compared to $17 million for the three months ended September 30, 2015. These amounts included depreciation on a unit of production basis of $0.93 per Mcf and $1.05 per Mcf, respectively. The decrease in unit costs in the period-to-period comparison was primarily due to an increase in Utica reserves. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

COALBED METHANE (CBM) GAS SEGMENT
The CBM segment had earnings before income tax of $7 million for the three months ended September 30, 2016 compared to earnings before income tax of $12 million for the three months ended September 30, 2015.

	For the Three Months Ended September 30,
	2016	2015	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	17.0	18.5	(1.5)	(8.1)%

Average Sales Price - Gas (Mcf)	$2.77	$2.65	$0.12	4.5%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.48	$0.77	$(0.29)	(37.7)%

Total Average CBM Sales Price (per Mcf)	$3.25	$3.42	$(0.17)	(5.0)%
Average CBM Lease Operating Expenses (per Mcf)	0.41	0.42	(0.01)	(2.4)%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.10	0.12	(0.02)	(16.7)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.06	1.12	(0.06)	(5.4)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.27	1.14	0.13	11.4%
Total Average CBM Costs (per Mcf)	$2.84	$2.80	$0.04	1.4%
Average Margin for CBM (per Mcf)	$0.41	$0.62	$(0.21)	(33.9)%

The CBM segment had natural gas sales of $47 million in the three months ended September 30, 2016 compared to $49 million for the three months ended September 30, 2015. The $2 million decrease was primarily due to a 8.1% decrease in total CBM volumes sold, offset, in part, by a 4.5% increase in the average gas sales price per Mcf. The decrease in CBM volumes sold was primarily due to normal well declines and less drilling activity.

The CBM total average sales price decreased $0.17 per Mcf in the current period, primarily as a result of a $0.29 per Mcf decrease related to the Company's hedging program due to the improvement in market prices. The hedging decreases were offset, in part, by a $0.12 per Mcf increase in the average sales price. Financial hedges represented approximately 15.3 Bcf of our produced CBM sales volumes for the three months ended September 30, 2016 at an average gain of $0.54 per Mcf. For the three months ended September 30, 2015, these financial hedges represented approximately 14.0 Bcf at an average gain of $1.02 per Mcf.

Total costs for the CBM segment were $48 million for the three months ended September 30, 2016 compared to $51 million for the three months ended September 30, 2015. The decrease in total dollars and increase in unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $7 million for the three months ended September 30, 2016 compared to $8 million for the three months ended September 30, 2015. The decrease in total dollars was primarily related to a decrease in salt water disposal costs in the current period. The decrease in unit costs was primarily due to the decrease in total dollars described above, partially offset by the decrease in CBM sales volumes.

•CBM production, ad valorem, and other fees were $2 million for the three months ended September 30, 2016 and the three months ended September 30, 2015. Unit costs were positively impacted by the decrease in average sales price which was offset, in part, by the decrease in CBM sales volumes.

•CBM transportation, gathering and compression costs were $18 million for the three months ended September 30, 2016 compared to $21 million for the three months ended September 30, 2015. The decrease of $3 million was primarily related to a decrease in utilized firm transportation expense and a decrease in power expense, both of which resulted from the overall decrease in CBM sales volumes. Unit costs were also positively impacted by the decrease in total dollars which was offset, in part, by the decrease in CBM sales volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $21 million for the three months ended September 30, 2016 and $20 million for the three months ended September 30, 2015. These amounts included depreciation on a unit of production basis of $0.81 per Mcf and $0.73 per Mcf, respectively. The increase in unit costs in the period-to-period comparison was primarily due to the decrease in the year-end 2015 CBM reserves. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

OTHER GAS SEGMENT

The Other Gas segment had earnings before income tax of $140 million for the three months ended September 30, 2016 compared to earnings before income tax of $63 million for the three months ended September 30, 2015.

	For the Three Months Ended September 30,
	2016	2015	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	5.0	6.2	(1.2)	(19.4)%
Oil Sales Volumes (Bcfe)*	0.1	0.2	(0.1)	(50.0)%
Total Other Sales Volumes (Bcfe)*	5.1	6.4	(1.3)	(20.3)%

Average Sales Price - Gas (Mcf)	$2.03	$1.83	$0.20	10.9%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.44	$0.84	$(0.40)	(47.6)%
Average Sales Price - Oil (Mcfe)*	$7.03	$9.25	$(2.22)	(24.0)%

Total Average Other Sales Price (per Mcfe)	$2.55	$2.85	$(0.30)	(10.5)%
Average Other Lease Operating Expenses (per Mcfe)	0.71	0.82	(0.11)	(13.4)%
Average Other Production, Ad Valorem, and Other Fees (per Mcfe)	0.16	0.12	0.04	33.3%
Average Other Transportation, Gathering and Compression Costs (per Mcfe)	1.10	0.86	0.24	27.9%
Average Other Depreciation, Depletion and Amortization Costs (per Mcfe)	1.40	1.59	(0.19)	(11.9)%
Total Average Other Costs (per Mcfe)	$3.37	$3.39	$(0.02)	(0.6)%
Average Margin for Other (per Mcfe)	$(0.82)	$(0.54)	$(0.28)	(51.9)%

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

Other Gas sales volumes are primarily related to shallow oil and gas production, as well as the Chattanooga shale in Tennessee. Natural gas, NGLs and oil sales related to the Other Gas segment were $12 million for the three months ended September 30, 2016 compared to $13 million for the three months ended September 30, 2015. The decrease in natural gas, NGLs and oil sales primarily related to the $0.30 per Mcfe decrease in total average sales price and a 20.3% decrease in sales volumes. Total costs related to these other sales were $18 million for the three months ended September 30, 2016 compared to $23 million for the three months ended September 30, 2015. The decrease was primarily due to a decrease in depreciation, depletion and amortization costs related to the adjustment to our shallow oil and gas rates after an impairment in the carrying value was recognized in the second quarter of 2015.

There was an unrealized gain on commodity derivative instruments of $160 million and cash settlements of $1 million related to the Other Gas segment for the three months ended September 30, 2016 compared to an unrealized gain of $99 million and cash settlements of $6 million related to the Other Gas segment for the three months ended September 30, 2015. The unrealized gain represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis. The unrealized gain on commodity derivative instruments is the result of the December 31, 2014 de-designation of all derivative positions as cash flow hedges. Changes in fair value were recorded in Accumulated Other Comprehensive Income prior to de-designation.

Purchased gas sales volumes represent volumes of gas sold at market prices that were purchased from third parties in order to fulfill contracts with certain customers. Purchased gas sales revenues were $12 million for the three months ended September 30, 2016 compared to $3 million for the three months ended September 30, 2015. The period-to-period increase in purchased gas sales revenue was primarily due to the increase in purchased gas sales volumes, offset, in part, by the decrease in average sales price.

	For the Three Months Ended September 30,
	2016	2015	Variance	Percent Change
Purchased Gas Sales Volumes (in billion cubic feet)	5.7	1.2	4.5	375.0%
Average Sales Price (per Mcf)	$2.11	$2.12	$(0.01)	(0.5)%

Miscellaneous other income was $19 million for the three months ended September 30, 2016 compared to $15 million for the three months ended September 30, 2015. Each component of miscellaneous other income is shown in the following table:

	For the Three Months Ended September 30,
(in millions)	2016	2015	Variance	Percent Change
Gathering Revenue	$3	$1	$2	200.0%
Equity in Earnings of Affiliates - CONE	15	13	2	15.4%
Right of Way Sales	—	1	(1)	(100.0)%
Other	1	—	1	100.0%
Total Miscellaneous Other Income	$19	$15	$4	26.7%

•
Gathering revenue primarily relates to the release (sale) of unutilized firm transportation capacity when possible and when beneficial in order to minimize unutilized firm transportation expense. Gathering revenue increased by $2 million in the period-to-period comparison, due to various transactions that occurred throughout both periods, none of which were individually material.

•
Equity in Earnings of Affiliates - CONE increased $2 million due to an increase in earnings from CONE Midstream Partners, LP. and CONE Gathering, LLC. See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•	Right of Way Sales totaled $1 million in the three months ended September 30, 2015. No material sales occurred in the current period.

•	The remaining $1 million increase relates to various transactions that occurred throughout both periods, none of which were individually material.

Gain on sale of assets was $15 million for the three months ended September 30, 2016 compared to $1 million for the three months ended September 30, 2015. The $14 million increase was primarily due to various land asset sales in the current period. No material asset sales occurred in the prior period.

Selling, general and administrative costs are allocated to the total E&P segment based on percentage of total revenue and percentage of total projected capital expenditures. Costs were $26 million for the three months ended September 30, 2016 compared to $24 million for the three months ended September 30, 2015. Refer to the discussion of total company selling, general and administrative costs contained in the section "Net Income attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Purchased gas volumes represent volumes of gas purchased from third parties that CONSOL Energy sells. The higher average cost per thousand cubic feet is due to overall price changes, differing markets and contractual differences among customers in the period-to-period comparison. Purchased gas costs were $12 million for the three months ended September 30, 2016 and $2 million for the three months ended September 30, 2015.

	For the Three Months Ended September 30,
	2016	2015	Variance	Percent Change
Purchased Gas Volumes (in billion cubic feet)	5.7	1.2	4.5	375.0%
Average Cost (per Mcf)	$2.09	$1.61	$0.48	29.8%

Exploration and other costs were nominal for the three months ended September 30, 2016 compared to $3 million for the three months ended September 30, 2015. The $3 million decrease is due to the following items:

	For the Three Months Ended September 30,
(in millions)	2016	2015	Variance	Percent Change
Lease Expiration Costs	$—	$2	$(2)	(100.0)%
Land Rentals	—	1	(1)	(100.0)%
Total Exploration and Other Costs	$—	$3	$(3)	(100.0)%

•
Lease expiration costs decreased by $2 million in the period-to-period comparison, primarily due to a decreased number of leases expiring in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

•	Land rental costs decreased by $1 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.
Other corporate expenses were $22 million for the three months ended September 30, 2016 compared to $21 million for the three months ended September 30, 2015. The $1 million increase in the period-to-period comparison was made up of the following items:

	For the Three Months Ended September 30,
(in millions)	2016	2015	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$10	$8	$2	25.0%
Idle Rig Fees	8	7	1	14.3%
Litigation Expense	1	1	—	—%
Insurance Expense	1	1	—	—%
Severance Expense	—	3	(3)	(100.0)%
Other	2	1	1	100.0%
Total Other Corporate Expenses	$22	$21	$1	4.8%

•
Unutilized firm transportation costs represent pipeline transportation capacity that the E&P division has obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for natural gas liquids. Unutilized firm transportation increased $2 million in the period-to-period comparison due to an increase in overall capacity. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. During the three months ended September 30, 2016 and 2015 the Company recognized approximately $2 million and $1 million, respectively, of revenue in connection with such releases. This revenue is included in Miscellaneous other income section (Gathering Revenue) of the Other Gas Segment.

•
Idle rig fees are fees related to the temporary idling of some of the Company's natural gas rigs. The total idle rig expense incurred by the Company has increased by $1 million for the current quarter as compared to the prior year quarter.

•	Severance expense was a result of the Company reorganization that occurred in the third quarter of 2015.

•
Other increased $1 million due to a 401(k) discretionary contribution in the current period, as well as various transactions that occurred throughout both periods, none of which were individually material.

Interest expense related to the E&P division remained consistent at $1 million for the three months ended September 30, 2016 and September 30, 2015. Interest expense was incurred by the Other Gas segment on interest allocated to the E&P segment under CONSOL Energy's credit facility.

TOTAL PA MINING OPERATIONS DIVISION ANALYSIS for the three months ended September 30, 2016 compared to the three months ended September 30, 2015:
The PA Mining Operations division principal activities consist of mining, preparation and marketing of thermal coal to power generators. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PA Mining Operations division but not allocated to each individual mine and, therefore, not included in the unit cost presentation.

The PA Mining Operations division had earnings before income tax of $35 million for the three months ended September 30, 2016, compared to earnings before income tax of $132 million for the three months ended September 30, 2015. Variances are discussed below.

	For the Three Months Ended
	September 30, 2016
(in millions)	2016	2015	Variance
Sales:
Coal Sales	$268	$323	$(55)
Freight Revenue	9	2	7
Miscellaneous Other Income	2	2	—
Total Revenue and Other Income	279	327	(48)
Operating Costs and Expenses:
Operating Costs	176	187	(11)
Depreciation, Depletion and Amortization	40	41	(1)
Total Operating Costs and Expenses	216	228	(12)
Other Costs and Expenses:
Other Costs	7	(49)	56
Depreciation, Depletion and Amortization	2	3	(1)
Total Other Costs and Expenses	9	(46)	55
Freight Expense	9	2	7
Selling, General and Administrative Costs	8	9	(1)
Total PA Mining Operation Costs	242	193	49
Interest Expense	2	2	—
Total PA Mining Operations Division Expense	244	195	49
Earnings Before Income Tax	$35	$132	$(97)

The PA Mining Operations coal revenue and cost components on a per unit basis for these periods are as follows:

	For the Three Months Ended September 30,
	2016	2015	Variance	Percent Change
Company Produced PA Mining Operations Tons Sold (in millions)	6.0	5.7	0.3	5.3%
Average Sales Price Per PA Mining Operations Ton Sold	$44.30	$56.99	$(12.69)	(22.3)%

Total Operating Costs Per Ton Sold	$29.29	$33.21	$(3.92)	(11.8)%
Total Depreciation, Depletion and Amortization Costs Per Ton Sold	6.50	7.05	(0.55)	(7.8)%
Total Costs Per PA Mining Operations Ton Sold	$35.79	$40.26	$(4.47)	(11.1)%
Average Margin Per PA Mining Operations Ton Sold	$8.51	$16.73	$(8.22)	(49.1)%

Coal Sales
PA Mining Operations produced coal sales were $268 million for the three months ended September 30, 2016, compared to $323 million for the three months ended September 30, 2015. The $55 million decrease was attributable to a $12.69 per ton lower average sales price, offset by a 0.3 million increase in tons sold. The lower average coal sales price per ton sold in the 2016 period was primarily the result of the overall decline in both the domestic and global thermal coal markets. The average realized price per ton decreased by 22.3% compared to the prior year period, as some of the higher priced coal contracts rolled off and were replaced by lower priced sales.
Freight Revenue and Freight Expense
Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $9 million for the three months ended September 30, 2016, compared to $2 million in the three months ended September 30, 2015. The $7 million increase was due to increased shipments where transportation services were contractually provided.

Cost of Coal Sold
Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The cost of coal sold per ton includes items such as direct operating costs, royalty and production taxes, employee related expenses and depreciation, depletion, and amortization costs. Total cost of coal sold for PA Mining Operations was $216 million for the three months ended September 30, 2016, or $12 million lower than the $228 million for the three months ended September 30, 2015. Total costs per PA Mining Operations ton sold were $35.79 per ton for the three months ended September 30, 2016, compared to $40.26 per ton for the three months ended September 30, 2015. The decrease in the cost of coal sold was driven by a reduction in staffing levels and a realignment of employee benefits. Productivity, as measured by tons per employee-hour, also improved by 2% in the period-to-period comparison, despite the fact that adverse geological conditions were encountered during the current period.

Other Costs and Expenses

Other costs include items that are assigned to the PA Mining Operations division but are not included in unit costs, such as OPEB plan changes and purchased coal costs. Other costs increased $56 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily due to income of $53 million related to OPEB plan changes made in May 2015 for retired employees. Refer to the discussion of total Company long-term liabilities contained in the section "Net Income Attributable to CONSOL Energy Shareholders" of this quarterly report for more information. No such transactions occurred in the current period.
Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $1 million, primarily a result of fewer assets placed in service in the period-to-period comparison.

Selling, General and Administrative Costs
Upon execution of the CNXC IPO, CNXC entered into a service agreement with CONSOL Energy to provide certain selling, general and administrative services. These services are paid monthly based on an agreed upon fixed fee that is reset at least annually. See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. The amount of selling, general and administrative costs related to PA Mining Operations was $8 million for the three months ended September 30, 2016, compared to $9 million for the three months ended September 30, 2015. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net Income Attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Interest Expense

Interest expense, net of amounts capitalized, of $2 million for the three months ended September 30, 2016 and 2015 is primarily comprised of interest on the CNXC revolving credit facility that was drawn upon after the CNXC IPO on July 7, 2015.

OTHER DIVISION ANALYSIS for the three months ended September 30, 2016 compared to the three months ended September 30, 2015:

The Other division includes expenses from various corporate and diversified business activities that are not allocated to the E&P or PA Mining Operations divisions. The diversified business activities include coal terminal operations, closed and idle mine activities, water operations, selling, general and administrative activities, as well as various other non-operated activities.

The Other division had a loss before income tax of $81 million for the three months ended September 30, 2016, compared to earnings before income tax of $13 million for the three months ended September 30, 2015. The Other division also includes total Company income tax expense related to continuing operations of $53 million for the three months ended September 30, 2016, compared to income tax expense of $66 million for the three months ended September 30, 2015.

	For the Three Months Ended September 30,
(in millions)	2016	2015	Variance	Percent Change
Other Outside Sales	$5	$5	$—	—%
Miscellaneous Other Income	11	21	(10)	(47.6)%
Gain on Sale of Assets	—	47	(47)	(100.0)%
Total Revenue	16	73	(57)	(78.1)%
Miscellaneous Operating Expense	40	(3)	43	(1,433.3)%
Selling, General, and Administrative Costs	5	6	(1)	(16.7)%
Depreciation, Depletion and Amortization	8	11	(3)	(27.3)%
Interest Expense	44	46	(2)	(4.3)%
Total Other Costs	97	60	37	61.7%
(Loss) Income Before Income Tax	(81)	13	(94)	(723.1)%
Income Tax Expense	53	66	(13)	(19.7)%
Net Loss	$(134)	$(53)	$(81)	152.8%

Other Outside Sales
Other outside sales primarily consists of sales from the Company's coal terminal operations. Coal terminal operations sales were $5 million for the three months ended September 30, 2016 and 2015.

Miscellaneous Other Income

Miscellaneous other income was $11 million for the three months ended September 30, 2016, compared to $21 million for the three months ended September 30, 2015. The change is due to the following items:

	For the Three Months Ended September 30,
(in millions)	2016	2015	Variance
Royalty Income	$2	$5	$(3)
Right of Way Sales	—	3	(3)
Equity in Earnings of Affiliates	—	2	(2)
Rental Income	9	9	—
Other Income	—	2	(2)
Total Miscellaneous Other Income	$11	$21	$(10)

•	Royalty Income related to non-operated coal properties decreased $3 million in the period-to period comparison primarily due to the overall decrease in domestic coal pricing.

•	Right of Way Sales decreased $3 million due to various transactions that occurred throughout both periods, none of which were individually material.

•
Equity in Earnings of Affiliates decreased $2 million due to the sale of the Company's 49% interest in Western Allegheny Energy in September 2015. See Note 3 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional details.

•	Other Income decreased $2 million due to various transactions that occurred throughout both periods, none of which were individually material.

Gain on Sale of Assets
Gain on sale of assets decreased $47 million in the period-to-period comparison primarily due to the sale of the Company's 49% interest in Western Allegheny Energy during the three months ended September 30, 2015. See Note 3 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional details.
Miscellaneous Operating Expense

Miscellaneous operating expense related to the Other division was $40 million for the three months ended September 30, 2016, compared to income of $3 million for the three months ended September 30, 2015. Miscellaneous operating expense increased in the period-to-period comparison due to the following items:

	For the Three Months Ended September 30,
(in millions)	2016	2015	Variance
OPEB Plan Changes	$—	$(48)	$48
Pension Settlement	4	3	1
Bank Fees	5	4	1
Lease Rental Expense	8	7	1
Coal Terminal Operations	5	4	1
Closed and Idle Mines	2	2	—
UMWA OPEB Expense	11	12	(1)
Severance Payments	—	4	(4)
Pension Expense	(3)	1	(4)
Other	8	8	—
Miscellaneous Operating Expense	$40	$(3)	$43

•
Income of $48 million related to OPEB plan changes was the result of modifications made to the OPEB plan in May 2015 for retired employees. Refer to the discussion of total Company long-term liabilities contained in the section "Net Income Attributable to CONSOL Energy Shareholders" of this quarterly report for more information. No such transactions occurred in the current period.

•
Pension settlement expense is required when lump sum distributions made for a given plan year exceed the total of the service and interest costs for that same plan year. Settlement accounting was triggered in the three months ended September 30, 2016, primarily as a result of the sale of the Buchanan Mine in the first quarter of 2016 and the sale of the Fola and Miller Creek mining complexes in the third quarter of 2016. See Note 5 - Components of Pension and OPEB Plans Net Periodic Benefit Costs in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional detail.

•	Bank Fees increased $1 million in the period-to-period comparison due to various items that occurred throughout both periods, none of which were individually material.

•	Lease Rental Expense increased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

•	Coal Terminal Operations costs increased $1 million primarily due to an increase in supply costs.

•	UMWA OPEB Expense decreased $1 million primarily due to a decrease in interest costs.

•
Severance Payments were $4 million for the three months ended September 30, 2015 related to the company reorganization that occurred in the prior year period. No such transactions occurred in the current period.

•
Actuarially-calculated amortization decreased $4 million in the period-to-period comparison due to modifications made to the pension plan in May 2015. See Note 16 - Pension and Other Postretirement Benefits Plans in the Notes to the Audited Financial Statements in our December 31, 2015 Form 10-K for additional information.

Selling, General and Administrative Costs
Selling, general and administrative costs allocated to the Other division decreased $1 million in the period-to-period comparison. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net Income Attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Deprecation, Depletion and Amortization
Depreciation, depletion and amortization decreased $3 million, primarily related to a reduction of the asset retirement obligations at various closed and idled mine locations during the three months ended September 30, 2016.

Interest Expense

Interest expense of $44 million was recognized in the three months ended September 30, 2016, compared to $46 million in the three months ended September 30, 2015. The decrease of $2 million in the period-to-period comparison was primarily due to a decrease in the average outstanding balance on the Company's revolving credit facility.

Income Taxes

The effective income tax rate for continuing operations when excluding noncontrolling interest was 46.7% for the three months ended September 30, 2016, compared to 34.9% for the three months ended September 30, 2015. The effective rates for the three months ended September 30, 2016 and 2015 were calculated using the annual effective rate projections on recurring earnings and include tax liabilities related to certain discrete transactions. See Note 7 - Income Taxes of the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional information.

	For the Three Months Ended September 30,
(in millions)	2016	2015	Variance	Percent Change
Total Company Earnings Before Income Tax Excluding Noncontrolling Interest	$113	$189	$(76)	(40.2)%
Income Tax Expense	$53	$66	$(13)	(19.7)%
Effective Income Tax Rate	46.7%	34.9%	11.8%

Results of Operations - Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015
Net Loss Attributable to CONSOL Energy Shareholders
CONSOL Energy reported a net loss attributable to CONSOL Energy shareholders of $542 million, or a dilutive loss per share of $2.36, for the nine months ended September 30, 2016, compared to a net loss attributable to CONSOL Energy shareholders of $405 million, or a dilutive loss per share of $1.77, for the nine months ended September 30, 2015.

	For the Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	Variance
Loss from Continuing Operations	$(214,770)	$(395,609)	$180,839
Loss from Discontinued Operations	(322,747)	(3,192)	(319,555)
Net Loss	$(537,517)	$(398,801)	$(138,716)
Less: Net Income Attributable to Noncontrolling Interest	4,541	6,490	(1,949)
Net Loss Attributable to CONSOL Energy Shareholders	$(542,058)	$(405,291)	$(136,767)

CONSOL Energy consists of two principal business divisions: Exploration and Production (E&P) and Pennsylvania (PA) Mining Operations. The total E&P division includes four segments: Marcellus, Utica, Coalbed Methane (CBM), and Other Gas.

The total E&P division contributed a loss before income tax of $156 million for the nine months ended September 30, 2016, compared to a loss before income tax of $765 million for the nine months ended September 30, 2015.

The following table presents a breakout of net liquid and natural gas sales information to assist in the understanding of the Company’s natural gas production and sales portfolio.

	For the Nine Months Ended September 30,
in thousands (unless noted)	2016	2015	Variance	Percent Change
LIQUIDS
NGLs:
Sales Volume (MMcfe)	31,020	23,357	7,663	32.8%
Sales Volume (Mbbls)	5,170	3,893	1,277	32.8%
Gross Price ($/Bbl)	$12.78	$11.52	$1.26	10.9%
Gross Revenue	$66,161	$44,838	$21,323	47.6%

Oil:
Sales Volume (MMcfe)	308	495	(187)	(37.8)%
Sales Volume (Mbbls)	51	83	(32)	(38.6)%
Gross Price ($/Bbl)	$35.34	$49.68	$(14.34)	(28.9)%
Gross Revenue	$1,818	$4,098	$(2,280)	(55.6)%

Condensate:
Sales Volume (MMcfe)	4,263	5,497	(1,234)	(22.4)%
Sales Volume (Mbbls)	711	916	(205)	(22.4)%
Gross Price ($/Bbl)	$26.94	$26.94	$—	—%
Gross Revenue	$19,147	$24,706	$(5,559)	(22.5)%

GAS
Sales Volume (MMcf)	257,534	203,834	53,700	26.3%
Sales Price ($/Mcf)	$1.82	$2.30	$(0.48)	(20.9)%
Gross Revenue	$468,399	$469,182	$(783)	(0.2)%

Hedging Impact ($/Mcf)	$0.79	$0.57	$0.22	38.6%
Gain on Commodity Derivative Instruments - Cash Settlement	$203,303	$116,868	$86,435	74.0%

Total E&P sales volumes, average sales price (including the effects of derivative instruments), and average costs for all active E&P operations were as follows:

	For the Nine Months Ended September 30,
	2016	2015	Variance	Percent Change
Total E&P Sales Volumes (Bcfe)	293.1	233.2	59.9	25.7%

Average Sales Price (per Mcfe)	$2.59	$2.83	$(0.24)	(8.5)%
Average Costs (per Mcfe)	2.35	2.73	(0.38)	(13.9)%
Margin	$0.24	$0.10	$0.14	140.0%

Total E&P division Natural Gas, NGLs, and Oil sales were $555 million for the nine months ended September 30, 2016, compared to $542 million for the nine months ended September 30, 2015. The increase was primarily due to the 25.7% increase in total volumes sold, offset in part, by the 8.5% decrease in average sales price per Mcfe. The decrease in average sales price was the result of the overall decrease in general market prices. The decrease was offset, in part, by an increase in the gain on commodity derivative instruments related to the Company's hedging program and increase in natural gas liquids pricing. The increase in the gain on commodity derivative instruments was primarily due to an increase in the percent of volumes hedged and lower market prices.

Changes in the average costs per Mcfe were primarily related to the following items:

•
The improvement in unit costs is primarily due to the continuing shift towards lower cost Marcellus and Utica Shale production, ongoing cost reduction efforts and the 25.7% increase in total volumes sold in the period-to-period comparison. Marcellus production made up 53.2% of natural gas and liquid sales volumes for the nine months ended September 30, 2016, compared to 52.6% for the nine months months ended September 30, 2015. Utica production made up 23.4% of natural gas and liquid sales volumes for the nine months ended September 30, 2016, compared to 15.2% for the nine months ended September 30, 2015.

•
Lease operating expense decreased on a per unit basis in the period-to-period comparison due to a decrease in well tending costs, employee related costs and repairs and maintenance costs. The decrease in unit costs is also due to the overall increase in E&P sales volumes. The decrease in unit costs was partially offset by an increase in salt water disposal costs.

•
Transportation, gathering and compression expense decreased on a per unit basis in the period-to-period comparison due to the overall increase in E&P sales volumes and the shift towards dry Utica Shale production which has lower gathering costs since there are no associated processing fees. The decrease in unit costs was partially offset by an increase in total dollars related to an increase in utilized firm transportation costs, increased processing fees associated with NGLs, and an increase in CONE gathering expense directly related to the increase in Marcellus production. See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
Depreciation, depletion and amortization decreased on a per unit basis primarily due to the adjustment to the Company's shallow oil and gas rates following the impairment in carrying value that was recognized in the second quarter of 2015 (See Note 10 - Property, Plant, And Equipment, in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for more information), as well as the increase in E&P sales volumes from the Company's lower cost Marcellus and Utica production. The decrease was offset, in part, by an overall increase in rates due to the reduction in the 2015 year-end reserves.

The PA Mining Operations division had earnings before income tax of $80 million for the nine months ended September 30, 2016, compared to earnings before income tax of $292 million for the nine months ended September 30, 2015.
Sales tons, average sales price and average cost of goods sold per ton for the PA Mining Operations division were as follows:

	For the Nine Months Ended September 30,
	2016	2015	Variance	Percent Change
Company Produced PA Mining Operations Tons Sold (in millions)	17.5	17.9	(0.4)	(2.2)%

Average Sales Price per ton sold	$42.60	$57.41	$(14.81)	(25.8)%
Average Cost of Goods Sold per ton	34.53	42.35	(7.82)	(18.5)%
Margin	$8.07	$15.06	$(6.99)	(46.4)%

The lower average sales price per ton sold in the 2016 period was primarily the result of the overall decline in both the domestic and global thermal coal markets. The PA Mining Operations division priced 4.1 million tons on the export market for the nine months ended September 30, 2016, compared to 4.0 million tons for the nine months ended September 30, 2015. All other tons were sold on the domestic market.

Changes in the average cost of goods sold per ton was primarily driven by the idling of one longwall at the PA Mining Operations complex for approximately 90 days, a reduction of staffing levels and a realignment of employee benefits in the current year. All of the above steps resulted in more consistent operating schedules, reduced labor costs and improved productivity.
The Other division includes other business activities not assigned to the E&P or PA Mining Operations divisions, as well as income taxes. The Other division had a net loss of $139 million for the nine months ended September 30, 2016, compared to net income of $77 million for the nine months ended September 30, 2015.
Selling, general and administrative (SG&A) costs are allocated to the PA Mining Operations division based upon a shared service agreement that CONSOL Energy entered into with CNX Coal Resources LP (CNXC) upon execution of the CNXC initial public offering (IPO). The shared service agreement calls for CONSOL Energy to provide certain selling, general and administrative services that are paid for monthly, based on an agreed upon fixed fee, that is reset at least annually. See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. The remaining SG&A costs are allocated between the E&P and Other divisions based primarily on a percentage of total revenue and a percentage of total projected capital expenditures.

SG&A costs are excluded from the E&P and PA Mining Operations unit costs above. SG&A costs were $104 million for the nine months ended September 30, 2016, compared to $125 million for the nine months ended September 30, 2015. SG&A costs decreased due to the following items:

	For the Nine Months Ended September 30,
(in millions)	2016	2015	Variance	Percent Change
Short-Term Incentive Compensation	$12	$33	$(21)	(63.6)%
Employee Wages and Related Expenses	41	50	(9)	(18.0)%
Advertising and Promotion	4	5	(1)	(20.0)%
Consulting and Professional Services	11	11	—	—%
Rent	6	6	—	—%
Stock-Based Compensation	24	20	4	20.0%
Other	6	—	6	100.0%
Total Company Selling, General and Administrative Expense	$104	$125	$(21)	(16.8)%

•	The decrease in Short-Term Incentive Compensation was a result of lower payouts in the current period.

•	Employee Wages and Related Expenses decreased $9 million primarily due to the Company reorganization that occurred in the second half of 2015 and the first quarter of 2016.

•	Advertising and Promotion expense decreased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

•
Stock-based compensation increased $4 million in the period-to-period comparison primarily due to additional non-cash amortization expense and accelerated non-cash amortization recorded in the current period for employees who received awards under the Performance Share Unit (PSU) program.

•	Other increased $6 million in the period-to-period comparison primarily due to a 401(k) discretionary contribution in the current period.

Total Company long-term liabilities, such as OPEB, the salary retirement plan, workers' compensation, Coal Workers' Pneumoconiosis (CWP), and long-term disability are actuarially calculated for the Company as a whole. In general, the expenses are then allocated to the segments based upon criteria specific to each liability. Total CONSOL Energy continuing operations expense related to actuarial liabilities was $57 million for the nine months ended September 30, 2016, compared to income of $83 million for the nine months ended September 30, 2015. The increase of $140 million is primarily due to modifications made to the OPEB and Pension plans in May 2015. See Note 16 - Pension and Other Postretirement Benefits Plans and Note 17 - Coal Workers' Pneumoconiosis (CWP) and Workers' Compensation in the Notes to the Audited Financial Statements in our December 31, 2015 Form 10-K and Note 5 - Components of Pension and OPEB Plans Net Periodic Benefit Costs in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional details.

TOTAL E&P DIVISION ANALYSIS for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015:
The E&P division had a loss before income tax of $156 million for the nine months ended September 30, 2016 compared to a loss before income tax of $765 million for the nine months ended September 30, 2015. Variances by individual E&P segment are discussed below.

	For the Nine Months Ended					Difference to Nine Months Ended
	September 30, 2016					September 30, 2015
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGLs and Oil Sales	287	115	123	30	555	4	58	(35)	(14)	13
Gain (Loss) on Commodity Derivative Instruments	121	25	44	(136)	54	66	24	(3)	(284)	(197)
Purchased Gas Sales	—	—	—	29	29	—	—	—	21	21
Miscellaneous Other Income	—	—	—	61	61	—	—	—	16	16
Gain on Sale of Assets	—	—	—	10	10	—	—	—	7	7
Total Revenue and Other Income	408	140	167	(6)	709	70	82	(38)	(254)	(140)
Lease Operating Expense	27	17	18	12	74	(6)	—	(9)	(7)	(22)
Production, Ad Valorem, and Other Fees	13	4	4	3	24	(1)	3	(2)	(1)	(1)
Transportation, Gathering and Compression	171	37	54	18	280	29	14	(10)	(2)	31
Depreciation, Depletion and Amortization	154	64	66	27	311	37	26	2	(23)	42
Selling, General, and Administrative Costs	—	—	—	74	74	—	—	—	(6)	(6)
Purchased Gas Costs	—	—	—	29	29	—	—	—	23	23
Exploration and Production Related Other Costs	—	—	—	5	5	—	—	—	(3)	(3)
Other Corporate Expenses	—	—	—	66	66	—	—	—	(810)	(810)
Total Exploration and Production Costs	365	122	142	234	863	59	43	(19)	(829)	(746)
Interest Expense	—	—	—	2	2	—	—	—	(3)	(3)
Total E&P Division Costs	365	122	142	236	865	59	43	(19)	(832)	(749)
Earnings (Loss) Before Income Tax	$43	$18	$25	$(242)	$(156)	$11	$39	$(19)	$578	$609

MARCELLUS GAS SEGMENT
The Marcellus segment had earnings before income tax of $43 million for the nine months ended September 30, 2016 compared to earnings before income tax of $32 million for the nine months ended September 30, 2015.

	For the Nine Months Ended September 30,
	2016	2015	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	135.3	105.6	29.7	28.1%
NGLs Sales Volumes (Bcfe)*	18.7	14.2	4.5	31.7%
Condensate Sales Volumes (Bcfe)*	2.0	2.8	(0.8)	(28.6)%
Total Marcellus Sales Volumes (Bcfe)*	156.0	122.6	33.4	27.2%

Average Sales Price - Gas (Mcf)	$1.79	$2.21	$(0.42)	(19.0)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.89	$0.52	$0.37	71.2%
Average Sales Price - NGLs (Mcfe)*	$1.99	$2.42	$(0.43)	(17.8)%
Average Sales Price - Condensate (Mcfe)*	$4.18	$5.40	$(1.22)	(22.6)%

Total Average Marcellus Sales Price (per Mcfe)	$2.62	$2.75	$(0.13)	(4.7)%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.17	0.27	(0.10)	(37.0)%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.09	0.12	(0.03)	(25.0)%
Average Marcellus Transportation, Gathering and Compression costs (per Mcfe)	1.10	1.16	(0.06)	(5.2)%
Average Marcellus Depreciation, Depletion and Amortization costs (per Mcfe)	0.98	0.94	0.04	4.3%
Total Average Marcellus Costs (per Mcfe)	$2.34	$2.49	$(0.15)	(6.0)%
Average Margin for Marcellus (per Mcfe)	$0.28	$0.26	$0.02	7.7%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGLs and oil sales of $287 million for the nine months ended September 30, 2016 compared to $283 million for the nine months ended September 30, 2015. The $4 million increase was primarily due to a 27.2% increase in total Marcellus sales volumes, partially offset by a 19.0% decrease in the average gas sales price in the period-to-period comparison. The increased volumes were primarily due to additional wells coming on-line in the current period.

The decrease in Marcellus total average sales price was primarily the result of the $0.42 per Mcf decrease in gas market prices, along with a $0.05 per Mcfe decrease in the uplift from NGLs and condensate sales volumes, when excluding the impact of hedging. These decreases were offset, in part, by a $0.37 per Mcf increase in the gain on commodity derivative instruments resulting from the Company's hedging program. The increase in the gain was due to an increase in volumes hedged and lower market prices. These financial hedges represented approximately 120.5 Bcf of our produced Marcellus sales volumes for the nine months ended September 30, 2016 at an average gain of $1.00 per Mcf. For the nine months ended September 30, 2015, these financial hedges represented approximately 54.2 Bcf at an average gain of $0.99 per Mcf.

Total costs for the Marcellus segment were $365 million for the nine months ended September 30, 2016 compared to $306 million for the nine months ended September 30, 2015. The increase in total dollars and decrease in unit costs for the Marcellus segment are due to the following items:

•Marcellus lease operating expenses were $27 million for the nine months ended September 30, 2016 compared to $33 million for the nine months ended September 30, 2015. The decrease in total dollars was primarily due to lower employee related costs, well tending costs and repairs and maintenance expense in the current period. The decrease in employee related costs was primarily the result of the company reorganization that occurred in the second half of 2015 and the first quarter of 2016. The decrease in unit costs was primarily due to the 27.2% increase in total Marcellus sales volumes, along with the decreased total dollars described above. The decreases were offset, in part, by an increase in salt water disposal costs in the period-to-period comparison.

•Marcellus production, ad valorem, and other fees were $13 million for the nine months ended September 30, 2016 compared to $14 million for the nine months ended September 30, 2015. The decrease in total dollars was primarily due to the decrease in average gas sales price, offset, in part, by the increase in total Marcellus sales volumes.

•Marcellus transportation, gathering and compression costs were $171 million for the nine months ended September 30, 2016 compared to $142 million for the nine months ended September 30, 2015. The increase in total dollars primarily relates to an increase in CONE gathering fees due to the 28.1% increase in Marcellus gas sales volumes (See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information), an increase in processing fees associated with NGLs primarily due to the 31.7% increase in NGLs sales volumes, and an increase in utilized firm transportation expense. The decrease in unit costs was due to the increase in total Marcellus sales volumes, offset, in part, by the increase in total dollars.

•Depreciation, depletion and amortization costs attributable to the Marcellus segment were $154 million for the nine months ended September 30, 2016 compared to $117 million for the nine months ended September 30, 2015. These amounts included depreciation on a unit of production basis of $0.97 per Mcf and $0.93 per Mcf, respectively. The increase in unit costs in the period-to-period comparison was primarily due to the decrease in the year-end 2015 Marcellus reserves. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

UTICA GAS SEGMENT

The Utica segment had earnings before income tax of $18 million for the nine months ended September 30, 2016 compared to a loss before income tax of $21 million for the nine months ended September 30, 2015.

	For the Nine Months Ended September 30,
	2016	2015	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	54.0	23.6	30.4	128.8%
NGLs Sales Volumes (Bcfe)*	12.3	9.1	3.2	35.2%
Oil Sales Volumes (Bcfe)*	—	0.1	(0.1)	(100.0)%
Condensate Sales Volumes (Bcfe)*	2.3	2.7	(0.4)	(14.8)%
Total Utica Sales Volumes (Bcfe)*	68.6	35.5	33.1	93.2%

Average Sales Price - Gas (Mcf)	$1.40	$1.54	$(0.14)	(9.1)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.46	$0.04	$0.42	1,050.0%
Average Sales Price - NGLs (Mcfe)*	$2.35	$1.14	$1.21	106.1%
Average Sales Price - Oil (Mcfe)*	$—	$6.69	$(6.69)	(100.0)%
Average Sales Price - Condensate (Mcfe)*	$4.77	$3.59	$1.18	32.9%

Total Average Utica Sales Price (per Mcfe)	$2.04	$1.63	$0.41	25.2%
Average Utica Lease Operating Expenses (per Mcfe)	0.25	0.48	(0.23)	(47.9)%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.05	0.04	0.01	25.0%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.54	0.65	(0.11)	(16.9)%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	0.94	1.06	(0.12)	(11.3)%
Total Average Utica Costs (per Mcfe)	$1.78	$2.23	$(0.45)	(20.2)%
Average Margin for Utica (per Mcfe)	$0.26	$(0.60)	$0.86	143.3%

*NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Utica segment had natural gas, NGLs and oil sales of $115 million for the nine months ended September 30, 2016 compared to $57 million for the nine months ended September 30, 2015. The $58 million increase was primarily due to the 93.2% increase in total Utica volumes sold, partially offset by the 9.1% decrease in average gas sales price. The 33.1 Bcfe increase in total Utica sales volumes was due to additional wells coming on-line, primarily in dry Utica areas, in the current period.

The increase in Utica total average sales price was primarily due to the $0.42 per Mcf increase in the gain on commodity derivative instruments in the current period, offset, in part, by the $0.14 per Mcf decrease in average gas sales price. Financial hedges represented approximately 24.6 Bcf of our produced Utica sales volumes for the nine months ended September 30, 2016 at an average gain of $1.00 per Mcf. For the nine months ended September 30, 2015, these financial hedges represented approximately 1.4 Bcf at an average gain of $0.66 per Mcf.

Total costs for the Utica segment were $122 million for the nine months ended September 30, 2016 compared to $79 million for the nine months ended September 30, 2015. The increase in total dollars and decrease in unit costs for the Utica segment are due to the following items:

•Utica lease operating expenses were $17 million for the nine months ended September 30, 2016 and the nine months ended September 30, 2015. The decrease in unit costs was primarily due to the 93.2% increase in total Utica sales volumes.

•Utica production, ad valorem, and other fees were $4 million for the nine months ended September 30, 2016 compared to $1 million for the nine months ended September 30, 2015. The increase in total dollars was primarily due to the 93.2% increase in total Utica sales volumes. The increase in unit costs was also due to a credit received from a joint venture partner in the 2015 period, related to an over-billing of ad valorem taxes.

•Utica transportation, gathering and compression costs were $37 million for the nine months ended September 30, 2016 compared to $23 million for the nine months ended September 30, 2015. The $14 million increase in total dollars was primarily related to an increase in processing fees associated with NGLs as well as increased gathering and processing fees associated with the overall increase in Utica sales volumes. The decrease in unit costs was due to the increase in Utica sales volumes, predominantly dry Utica, which was offset, in part, by the increase in total dollars.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $64 million for the nine months ended September 30, 2016 compared to $38 million for the nine months ended September 30, 2015. These amounts included depreciation on a unit of production basis of $0.93 per Mcf and $1.05 per Mcf, respectively. The decrease in unit costs in the period-to-period comparison was primarily due to an increase in Utica reserves. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

COALBED METHANE (CBM) GAS SEGMENT
The CBM segment had earnings before income tax of $25 million for the nine months ended September 30, 2016 compared to earnings before income tax of $44 million for the nine months ended September 30, 2015.

	For the Nine Months Ended September 30,
	2016	2015	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	51.6	56.2	(4.6)	(8.2)%

Average Sales Price - Gas (Mcf)	$2.38	$2.81	$(0.43)	(15.3)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.85	$0.83	$0.02	2.4%

Total Average CBM Sales Price (per Mcf)	$3.23	$3.64	$(0.41)	(11.3)%
Average CBM Lease Operating Expenses (per Mcf)	0.36	0.47	(0.11)	(23.4)%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.09	0.11	(0.02)	(18.2)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.05	1.14	(0.09)	(7.9)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.25	1.14	0.11	9.6%
Total Average CBM Costs (per Mcf)	$2.75	$2.86	$(0.11)	(3.8)%
Average Margin for CBM (per Mcf)	$0.48	$0.78	$(0.30)	(38.5)%

The CBM segment had natural gas sales of $123 million in the nine months ended September 30, 2016 compared to $158 million for the nine months ended September 30, 2015. The $35 million decrease was primarily due to a 15.3% decrease in the average gas sales price, as well as a 8.2% decrease in total CBM volumes sold. The decrease in CBM volumes sold was primarily due to normal well declines and less drilling activity.

The CBM total average sales price decreased $0.41 per Mcf due primarily to a $0.43 per Mcf decrease in gas market prices. The decrease was offset, in part, by a $0.02 per Mcf increase in the gain on commodity derivative instruments resulting from the Company's hedging program. The increase in the gain was due to an increase in the volumes hedged and lower market prices. These financial hedges represented approximately 42.3 Bcf of our produced CBM sales volumes for the nine months ended September 30, 2016 at an average gain of $1.04 per Mcf. For the nine months ended September 30, 2015, these financial hedges represented approximately 40.9 Bcf at an average gain of $1.14 per Mcf.

Total costs for the CBM segment were $142 million for the nine months ended September 30, 2016 compared to $161 million for the nine months ended September 30, 2015. The decrease in total dollars and decrease in unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $18 million for the nine months ended September 30, 2016 compared to $27 million for the nine months ended September 30, 2015. The decrease in total dollars was primarily related to a decrease in contractual services related to well tending, a decrease in repairs and maintenance expense, a decrease in employee related costs and a decrease in salt water disposal costs. The decrease in unit costs was primarily due to the decrease in total dollars, partially offset by the decrease in CBM sales volumes.

•CBM production, ad valorem, and other fees were $4 million for the nine months ended September 30, 2016 compared to $6 million for the nine months ended September 30, 2015. The $2 million decrease was primarily caused by the decrease in average sales price, as well as the decrease in total CBM sales volumes. Unit costs were positively impacted by the decrease in average sales price which was offset, in part, by the decrease in CBM sales volumes.

•CBM transportation, gathering and compression costs were $54 million for the nine months ended September 30, 2016 compared to $64 million for the nine months ended September 30, 2015. The decrease of $10 million was primarily related to a decrease in repairs and maintenance, a decrease in power and utilized firm transportation expense resulting from the decrease in CBM sales volumes. Unit costs were also positively impacted by the decrease in total dollars which was offset, in part, by the decrease in CBM sales volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $66 million for the nine months ended September 30, 2016 compared to $64 million for the nine months ended September 30, 2015. These amounts included depreciation on a unit of production basis of $0.82 per Mcf and $0.73 per Mcf, respectively. The increase in unit costs in the period-to-period comparison was primarily due to the decrease in the year-end 2015 CBM reserves. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

OTHER GAS SEGMENT

The Other Gas segment had a loss before income tax of $242 million for the nine months ended September 30, 2016 compared to a loss before income tax of $820 million for the nine months ended September 30, 2015.

	For the Nine Months Ended September 30,
	2016	2015	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	16.6	18.5	(1.9)	(10.3)%
Oil Sales Volumes (Bcfe)*	0.3	0.4	(0.1)	(25.0)%
Total Other Sales Volumes (Bcfe)*	16.9	18.9	(2.0)	(10.6)%

Average Sales Price - Gas (Mcf)	$1.68	$2.25	$(0.57)	(25.3)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.84	$0.77	$0.07	9.1%
Average Sales Price - Oil (Mcfe)*	$5.99	$8.49	$(2.50)	(29.4)%

Total Average Other Sales Price (per Mcfe)	$2.58	$3.15	$(0.57)	(18.1)%
Average Other Lease Operating Expenses (per Mcfe)	0.65	1.00	(0.35)	(35.0)%
Average Other Production, Ad Valorem, and Other Fees (per Mcfe)	0.13	0.17	(0.04)	(23.5)%
Average Other Transportation, Gathering and Compression Costs (per Mcfe)	1.03	1.02	0.01	1.0%
Average Other Depreciation, Depletion and Amortization Costs (per Mcfe)	1.62	2.57	(0.95)	(37.0)%
Total Average Other Costs (per Mcfe)	$3.43	$4.76	$(1.33)	(27.9)%
Average Margin for Other (per Mcfe)	$(0.85)	$(1.61)	$0.76	47.2%

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

Other Gas sales volumes are primarily related to shallow oil and gas production, as well as the Chattanooga shale in Tennessee. Natural gas, NGLs and oil sales related to the Other Gas segment were $30 million for the nine months ended September 30, 2016 compared to $44 million for the nine months ended September 30, 2015. The decrease in natural gas, NGLs and oil sales primarily related to the $0.57 per Mcfe decrease in total average sales price. Total costs related to these other sales were $60 million for the nine months ended September 30, 2016 compared to $93 million for the nine months ended September 30, 2015. The decrease was primarily due to a decrease in depreciation, depletion and amortization costs related to the adjustment to our shallow oil and gas rates after an impairment in the carrying value was recognized in the second quarter of 2015.

There was an unrealized loss on commodity derivative instruments of $149 million offset, in part, by cash settlements of $13 million related to the Other Gas segment for the nine months ended September 30, 2016 compared to an unrealized gain of $134 million and cash settlements of $14 million for the nine months ended September 30, 2015. The unrealized loss/gain represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis. The unrealized loss/gain on commodity derivative instruments is the result of the December 31, 2014 de-designation of all derivative positions as cash flow hedges. Changes in fair value were recorded in Accumulated Other Comprehensive Income prior to de-designation.

Purchased gas sales volumes represent volumes of gas sold at market prices that were purchased from third parties in order to fulfill contracts with certain customers. Purchased gas sales revenues were $29 million for the nine months ended September 30, 2016 compared to $8 million for the nine months ended September 30, 2015. The period-to-period increase in purchased gas sales revenue was due to the increase in purchased gas sales volumes, offset, in part, by the decrease in average sales price.

	For the Nine Months Ended September 30,
	2016	2015	Variance	Percent Change
Purchased Gas Sales Volumes (in billion cubic feet)	15.7	2.6	13.1	503.8%
Average Sales Price (per Mcf)	$1.82	$2.89	$(1.07)	(37.0)%

Miscellaneous other income was $61 million for the nine months ended September 30, 2016 compared to $45 million for the nine months ended September 30, 2015. The $16 million increase was primarily due to the following items:

	For the Nine Months Ended September 30,
(in millions)	2016	2015	Variance	Percent Change
Right of Way Sales	$11	$2	$9	450.0%
Equity in Earnings of Affiliates - CONE	40	32	8	25.0%
Gathering Revenue	8	7	1	14.3%
Other	2	4	(2)	(50.0)%
Total Miscellaneous Other Income	$61	$45	$16	35.6%

•	Right of Way Sales increased $9 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

•
Equity in Earnings of Affiliates - CONE increased $8 million due to an increase in earnings from CONE Midstream Partners, LP. and CONE Gathering, LLC. See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
Gathering revenue primarily relates to the release (sale) of unutilized firm transportation capacity when possible and when beneficial in order to minimize unutilized firm transportation expense. Gathering revenue increased by $1 million in the period-to-period comparison, due to various transactions that occurred throughout both periods, none of which were individually material.

•	Other decreased $2 million due to various transactions that occurred throughout both periods, none of which were individually material.

Gain on sale of assets was $10 million for the nine months ended September 30, 2016 compared to $3 million for the nine months ended September 30, 2015. The $7 million increase was due to various land asset sales in the current period. No material asset sales occurred in the prior period.

Selling, general and administrative costs are allocated to the total E&P segment based on percentage of total revenue and percentage of total projected capital expenditures. Costs were $74 million for the nine months ended September 30, 2016 compared to $80 million for the nine months ended September 30, 2015. Refer to the discussion of total company selling, general and administrative costs contained in the section "Net Loss attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Purchased gas volumes represent volumes of gas purchased from third parties that CONSOL Energy sells. The lower average cost per thousand cubic feet is due to overall price changes, differing markets and contractual differences among customers in the period-to-period comparison. Purchased gas costs were $29 million for the nine months ended September 30, 2016 and $6 million for the nine months ended September 30, 2015.

	For the Nine Months Ended September 30,
	2016	2015	Variance	Percent Change
Purchased Gas Volumes (in billion cubic feet)	15.7	2.6	13.1	503.8%
Average Cost (per Mcf)	$1.82	$2.25	$(0.43)	(19.1)%

Exploration and other costs were $5 million for the nine months ended September 30, 2016 compared to $8 million for the nine months ended September 30, 2015. The $3 million decrease is due to the following items:

	For the Nine Months Ended September 30,
(in millions)	2016	2015	Variance	Percent Change
Lease Expiration Costs	$1	$4	$(3)	(75.0)%
Land Rentals	2	3	(1)	(33.3)%
Other	2	1	1	100.0%
Total Exploration and Other Costs	$5	$8	$(3)	(37.5)%

•
Lease expiration costs decreased by $3 million in the period-to-period comparison, primarily due to a decreased number of leases expiring in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

•	Land rental costs decreased by $1 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

•	The remaining $1 million increase relates to various transactions that occurred throughout both periods, none of which were individually material.
Other corporate expenses were $66 million for the nine months ended September 30, 2016 compared to $876 million for the nine months ended September 30, 2015. The $810 million decrease in the period-to-period comparison was made up of the following items:

	For the Nine Months Ended September 30,
(in millions)	2016		2015	Variance	Percent Change
Impairment of Exploration and Production Properties	$—		$829	$(829)	(100.0)%
Severance Expense	1		5	(4)	(80.0)%
Unutilized Firm Transportation and Processing Fees	25		26	(1)	(3.8)%
Insurance Expense	2		2	—	—%
Litigation Expense	3		2	1	50.0%
Idle Rig Fees	27		11	16	145.5%
Other	8		1	7	700.0%
Total Other Corporate Expenses	$66	—	$876	$(810)	(92.5)%

•
Impairment of Exploration and Production properties primarily related to the write down of the Company's shallow oil and gas asset values in June 2015. See Note 10 - Property, Plant, And Equipment, in the Notes to the Unaudited Consolidated Financial Statements included in this form 10-Q for more information. No such impairment was recorded in the current period.

•
Severance expense decreased $4 million in period-to-period comparison primarily due to the Company reorganization that occurred in the third quarter of 2015. Amounts recorded in current period are in connection with the Company's ongoing cost reduction efforts.

•
Unutilized firm transportation costs represent pipeline transportation capacity that the E&P division has obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for natural gas liquids. Unutilized firm transportation decreased $1 million in the period-to-period comparison due to an increase in the utilization of the capacity. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. During the nine months ended September 30, 2016 and 2015 the Company recognized approximately $7 million and $6 million, respectively, of revenue in connection with such releases. This revenue is included in miscellaneous other income (Gathering Revenue) of the Other Gas Segment.

•	Litigation expense increased $1 million in the period-to-period comparison due to various items throughout both periods, none of which were individually material.

•
Idle rig fees are fees related to the temporary idling of some of the Company's natural gas rigs. The total idle rig expense incurred by the Company has increased by $16 million for the current period as compared to the prior period.

•
Other expenses increased $7 million in the period-to-period comparison due to a 401(k) discretionary contribution in the current period, as well as various transactions that occurred throughout both periods, none of which were individually material.

Interest expense related to the E&P division was $2 million for the nine months ended September 30, 2016 compared to $5 million for the nine months ended September 30, 2015. Interest expense was incurred by the Other Gas segment on interest allocated to the E&P segment under CONSOL Energy's credit facility.

TOTAL PA MINING OPERATIONS DIVISION ANALYSIS for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015:
The PA Mining Operations division principal activities consist of mining, preparation and marketing of thermal coal to power generators. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PA Mining Operations division but not allocated to each individual mine and, therefore, not included in the unit cost presentation.

The PA Mining Operations division had earnings before income tax of $80 million for the nine months ended September 30, 2016, compared to earnings before income tax of $292 million for the nine months ended September 30, 2015. Variances are discussed below.

	For the Nine Months Ended
	September 30, 2016
(in millions)	2016	2015	Variance
Sales:
Coal Sales	$744	$1,027	$(283)
Freight Revenue	34	10	24
Miscellaneous Other Income	10	3	7
Total Revenue and Other Income	788	1,040	(252)
Operating Costs and Expenses:
Operating Costs	489	629	(140)
Depreciation, Depletion and Amortization	114	129	(15)
Total Operating Costs and Expenses	603	758	(155)
Other Costs and Expenses:
Other Costs	33	(64)	97
Depreciation, Depletion and Amortization	11	8	3
Total Other Costs and Expenses	44	(56)	100
Freight Expense	34	10	24
Selling, General and Administrative Costs	20	34	(14)
Total PA Mining Operation Costs	701	746	(45)
Interest Expense	7	2	5
Total PA Mining Operations Division Expense	708	748	(40)
Earnings Before Income Tax	$80	$292	$(212)

The PA Mining Operations coal revenue and cost components on a per unit basis for these periods are as follows:

	For the Nine Months Ended September 30,
	2016	2015	Variance	Percent Change
Company Produced PA Mining Operations Tons Sold (in millions)	17.5	17.9	(0.4)	(2.2)%
Average Sales Price Per PA Mining Operations Ton Sold	$42.60	$57.41	$(14.81)	(25.8)%

Total Operating Costs Per Ton Sold	$28.05	$35.28	$(7.23)	(20.5)%
Total Depreciation, Depletion and Amortization Costs Per Ton Sold	6.48	7.07	(0.59)	(8.3)%
Total Costs Per PA Mining Operations Ton Sold	$34.53	$42.35	$(7.82)	(18.5)%
Average Margin Per PA Mining Operations Ton Sold	$8.07	$15.06	$(6.99)	(46.4)%

Coal Sales
PA Mining Operations produced coal sales were $744 million for the nine months ended September 30, 2016, compared to $1,027 million for the nine months ended September 30, 2015. The $283 million decrease was attributable to a 0.4 million decrease in tons sold and a $14.81 per ton lower average sales price. The lower sales volumes and average coal sales price per ton sold in the 2016 period were primarily the result of the overall decline in both the domestic and global thermal coal markets. While the overall trend of customer deferrals peaked in May 2016, the Company's marketing team continues to work with a few customers who are facing inventory challenges.
Freight Revenue and Freight Expense
Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $34 million for the nine months ended September 30, 2016, compared to $10 million in the nine months ended September 30, 2015. The $24 million increase was due to increased shipments where transportation services were contractually provided.

Miscellaneous Other Income
Miscellaneous other income increased $7 million in the period-to-period comparison, primarily a result of a partial coal contract buyout in the amount of $6 million during the nine months ended September 30, 2016. No such transactions occurred in the previous period.
Cost of Coal Sold
Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The cost of coal sold per ton includes items such as direct operating costs, royalty and production taxes, employee related expenses and depreciation, depletion, and amortization costs. Total cost of coal sold for the PA Mining Operations Division was $603 million for the nine months ended September 30, 2016, or $155 million lower than the $758 million for the nine months ended September 30, 2015. Total costs per PA Mining Operations ton sold were $34.53 per ton for the nine months ended September 30, 2016, compared to $42.35 per ton for the nine months ended September 30, 2015. The decrease in the cost of coal sold was driven by the idling of one longwall at the PA Mining Operations complex for approximately 90 days, reduction of staffing levels and a realignment of employee benefits. All of the above steps resulted in more consistent operating schedules, reduced labor costs and improved productivity. Productivity for the nine months ended September 30, 2016, as measured by tons per employee-hour, improved by 12% when compared to the year-earlier period, despite the temporary idling of one longwall in the current period.
Other Costs and Expenses
Other costs include items that are assigned to the PA Mining Operations division but not included in unit costs. Other costs increased $97 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase was due to the following:

	For the Nine Months Ended September 30,
(in millions)	2016	2015	Variance
OPEB Plan Changes	$—	$(79)	$79
Idle Mine Costs	13	—	13
Litigation Expense	3	—	3
Purchased Coal Costs	3	—	3
Severance Expense	1	—	1
Amortization of Financing Charges	—	7	(7)
Other	13	8	5
Other Costs and Expenses	$33	$(64)	$97

•
Income of $79 million related to OPEB plan changes was the result of modifications made to the OPEB plan in May 2015 for retired employees. Refer to the discussion of total Company long-term liabilities contained in the section "Net Loss Attributable to CONSOL Energy Shareholders" of this quarterly report for more information. No such transactions occurred in the current period.

•
Idle Mine Costs increased $13 million, due to the temporary idling of one longwall at the PA Mining Operations complex for approximately 90 days in the first half of 2016 to optimize operating schedules.

•
Approximately $3 million of costs were incurred during the nine months ended September 30, 2016 related to the proposed consent decree with respect to the Bailey mine complex. See Note 13 - Commitments and Contingent Liabilities of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•	Purchased Coal Costs increased $3 million due to higher volumes of coal that needed to be purchased to fulfill various contracts.

•
Severance expense of $1 million was incurred during the nine months ended September 30, 2016 in connection with the Company's ongoing cost reduction efforts. No such transactions occurred in the prior period.

•	Accelerated amortization of financing charges totaling $7 million related to a backstop loan were incurred in the 2015 period.

•
Other increased $5 million in the period-to-period comparison due to a 401(k) discretionary contribution in the current period, as well as various transactions that occurred throughout both periods, none of which were individually material.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $3 million, primarily a result of additional assets placed in service in the period-to-period comparison.
Selling, General and Administrative Costs
Upon execution of the CNXC IPO, CNXC entered into a service agreement with CONSOL Energy to provide certain selling, general and administrative services. These services are paid monthly based on an agreed upon fixed fee that is reset at least annually. See Note 18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. The amount of selling, general and administrative costs related to PA Mining Operations was $20 million for the nine months ended September 30, 2016, compared to $34 million for the nine months ended September 30, 2015. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net Loss Attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Interest Expense

Interest expense, net of amounts capitalized, of $7 million and $2 million for the nine months ended September 30, 2016 and 2015, respectively, is primarily comprised of interest on the CNXC revolving credit facility that was drawn upon after the CNXC IPO on July 7, 2015.

OTHER DIVISION ANALYSIS for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015:

The Other division includes expenses from various corporate and diversified business activities that are not allocated to the E&P or PA Mining Operations divisions. The diversified business activities include coal terminal operations, closed and idle mine activities, water operations, selling, general and administrative activities, as well as various other non-operated activities.

The Other division had a loss before income tax of $211 million for the nine months ended September 30, 2016, compared to a loss before income tax of $174 million for the nine months ended September 30, 2015. The Other division also includes a total Company income tax benefit related to continuing operations of $72 million for the nine months ended September 30, 2016, compared to an income tax benefit of $251 million for the nine months ended September 30, 2015.

	For the Nine Months Ended September 30,
(in millions)	2016	2015	Variance	Percent Change
Other Outside Sales	$21	$25	$(4)	(16.0)%
Miscellaneous Other Income	43	63	(20)	(31.7)%
Gain on Sale of Assets	3	51	(48)	(94.1)%
Total Revenue	67	139	(72)	(51.8)%
Miscellaneous Operating Expense	128	71	57	80.3%
Selling, General, and Administrative Costs	10	10	—	—%
Depreciation, Depletion and Amortization	4	21	(17)	(81.0)%
Loss on Debt Extinguishment	—	68	(68)	(100.0)%
Interest Expense	136	143	(7)	(4.9)%
Total Other Costs	278	313	(35)	(11.2)%
Loss Before Income Tax	(211)	(174)	(37)	21.3%
Income Tax Benefit	(72)	(251)	179	(71.3)%
Net (Loss) Income	$(139)	$77	$(216)	(280.5)%

Other Outside Sales
Other outside sales primarily consists of sales from the Company's coal terminal operations. Coal terminal operations sales were $21 million for the nine months ended September 30, 2016, compared to $25 million for the nine months ended September 30, 2015. The $4 million decrease in the period-to-period comparison was primarily due to a decrease in throughput volumes and rates in the current period.

Miscellaneous Other Income
Miscellaneous other income was $43 million for the nine months ended September 30, 2016, compared to $63 million for the nine months ended September 30, 2015. The change is due to the following items:

	For the Nine Months Ended September 30,
(in millions)	2016	2015	Variance
Royalty Income	$7	$13	$(6)
Equity in Earnings of Affiliates	1	7	(6)
Right of Way Sales	6	8	(2)
Purchased Coal Sales	—	2	(2)
Rental Income	27	28	(1)
Interest Income	1	2	(1)
Other Income	1	3	(2)
Total Miscellaneous Other Income	$43	$63	$(20)

•	Royalty Income related to non-operated coal properties decreased $6 million primarily due to the overall decrease in domestic coal pricing.

•
Equity in Earnings of Affiliates decreased $6 million due to the sale of the Company's 49% interest in Western Allegheny Energy in September 2015. See Note 3 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional details.

•	Right of Way sales decreased $2 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

•	Purchased Coal Sales decreased $2 million due to various transactions that occurred throughout both periods, none of which were individually material

•	Rental Income decreased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

•	Interest Income decreased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

•	Other Income decreased $2 million due to various transactions that occurred throughout both periods, none of which were individually material.

Gain on Sale of Assets

Gain on sale of assets decreased $48 million in the period-to-period comparison primarily due to the sale of the Company's 49% interest in Western Allegheny Energy during the three months ended September 30, 2015. See Note 3 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional details.

Miscellaneous Operating Expense

Miscellaneous operating expense related to the Other division was $128 million for the nine months ended September 30, 2016, compared to $71 million for the nine months ended September 30, 2015. Miscellaneous operating expense increased in the period-to-period comparison due to the following items:

	For the Nine Months Ended September 30,
(in millions)	2016	2015	Variance
Pension Expense	$(10)	$9	$(19)
Severance Payments	1	6	(5)
Coal Terminal Operations	13	16	(3)
Coal Reserve Holding Costs	4	6	(2)
UMWA OPEB Expense	33	35	(2)
Closed and Idle Mines	7	8	(1)
Lease Rental Expense	23	23	—
Bank Fees	13	13	—
Workers' Compensation	5	5	—
Selling, General and Administrative Costs	10	9	1
Litigation Expense	4	1	3
Pension Settlement	17	3	14
OPEB Plan Changes	—	(73)	73
Other	8	10	(2)
Miscellaneous Operating Expense	$128	$71	$57

•
Actuarially-calculated amortization decreased $19 million in the period-to-period comparison due to modifications made to the pension plan in May 2015. See Note 16 - Pension and Other Postretirement Benefits Plans in the Notes to the Audited Financial Statements in our December 31, 2015 Form 10-K for additional information.

•	Severance payments decreased $5 million in the period-to-period comparison, primarily related to the company reorganization that occurred in the prior year period.

•	Coal Terminal Operations decreased $3 million due to decreased throughput volumes in the current period.

•	Coal Reserve Holding Costs decreased $2 million due to various transactions that occurred throughout both periods, none of which were individually material.

•	UMWA OPEB Expense decreased $2 million primarily due to a decrease in interest costs.

•	Closed and Idle Mines decreased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

•
Selling, General and Administrative Costs increased $1 million in the period-to-period comparison. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net Loss Attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

•	Litigation expense increased $3 million in the period-to-period comparison due to various items that occurred throughout both periods, none of which were individually material.

•
Pension settlement expense is required when lump sum distributions made for a given plan year exceed the total of the service and interest costs for that same plan year. Settlement accounting was triggered in the nine months ended September 30, 2016, primarily as a result of the sale of the Buchanan Mine in the first quarter of 2016 and the sale of the Fola and Miller Creek mining complexes in the third quarter of 2016. See Note 5 - Components of Pension and OPEB Plans Net Periodic Benefit Costs in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional detail.

•
Income of $73 million related to OPEB plan changes was the result of modifications made to the OPEB plan in May 2015 for retired employees. Refer to the discussion of total Company long-term liabilities contained in the section "Net Loss Attributable to CONSOL Energy Shareholders" of this quarterly report for more information. No such transactions occurred in the current period.

•	Other decreased $2 million in the period-to-period comparison due to various items that occurred throughout both periods, none of which were individually material.

Selling, General and Administrative Costs
Selling, general and administrative costs allocated to the Other division were $10 million for the nine months ended September 30, 2016 and 2015. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net Loss Attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $17 million, primarily related to a reduction of the asset retirement obligations at various closed and idled mine locations during the nine months ended September 30, 2016.

Loss on Debt Extinguishment

Loss on Debt Extinguishment of $68 million was recognized in the nine months ended September 30, 2015 related to the early extinguishment of debt due to the partial purchase of the 8.25% senior notes that were due in 2020 at an average price equal to 104.6% of the principal amount and the partial purchase of the 6.375% senior notes that were due in 2021 at an average price equal to 105.0% of the principal amount. No such transactions occurred in the current period.

Interest Expense

Interest expense of $136 million was recognized in the nine months ended September 30, 2016, compared to $143 million in the nine months ended September 30, 2015. The decrease of $7 million in the period-to-period comparison was due to the partial payoff of the 2020 and 2021 bonds in March and April 2015. Also contributing to the decrease was lower interest rates on the 2023 bonds issued in March 2015, as well as a decrease in the average outstanding balance on the Company's revolving credit facility.

Income Taxes

The effective income tax rate for continuing operations when excluding noncontrolling interest was 24.7% for the nine months ended September 30, 2016, compared to 38.4% for the nine months ended September 30, 2015. The effective rates for the nine months ended September 30, 2016 and 2015 were calculated using the annual effective rate projections on recurring earnings and include tax liabilities related to certain discrete transactions. See Note 7 - Income Taxes of the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional information.

	For the Nine Months Ended September 30,
(in millions)	2016	2015	Variance	Percent Change
Total Company Loss Before Income Tax excluding Noncontrolling Interest	$(291)	$(653)	$362	(55.4)%
Income Tax Benefit	$(72)	$(251)	$179	(71.3)%
Effective Income Tax Rate	24.7%	38.4%	(13.7)%

Liquidity and Capital Resources
CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. On June 18, 2014, CONSOL Energy entered into a five year Credit Agreement for a $2.0 billion senior secured revolving credit facility. In April 2016, the Company's lending group reaffirmed the $2.0 billion borrowing base of the facility which expires on June 18, 2019. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries. CONSOL Energy's credit facility allows for up to $2.0 billion of borrowings, which includes a $750 million letters of credit aggregate sub-limit. CONSOL Energy can request an additional $500 million increase in the aggregate borrowing limit amount. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Availability under the facility is limited to a borrowing base, which is determined by the lenders syndication agent and approved by the required number of lenders in good faith by calculating a value of CONSOL Energy's proved gas reserves. The facility includes a minimum interest coverage ratio covenant of no less than 2.50 to 1.00, measured quarterly. The interest coverage ratio is calculated as the ratio of Adjusted EBITDA to cash interest expense of CONSOL Energy and certain of its subsidiaries excluding CNXC. The interest coverage ratio was 3.99 to 1.00 at September 30, 2016. Adjusted EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, losses on debt extinguishment and includes cash distributions received from affiliates, plus pro-rata earnings from material acquisitions. The facility also includes a minimum current ratio covenant of no less than 1.00 to 1.00, measured quarterly. The minimum current ratio is calculated as the ratio of current assets, plus revolver availability, to current liabilities excluding borrowings under the revolver. This calculation also excludes all of CNXC's current assets, current liabilities and revolver availability. The current ratio was 2.73 to 1.00 at September 30, 2016. Affirmative and negative covenants in the facility limit the Company's ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends, merge with another corporation and amend, modify or restate the senior unsecured notes. The credit facility allows unlimited investments in joint ventures for the development and operation of natural gas gathering systems. The facility permits CONSOL Energy to separate its natural gas and coal businesses if the leverage ratio (which, is essentially, the ratio of debt to EBITDA) of the natural gas business immediately after the separation would not be greater than 2.75 to 1.00. At September 30, 2016, the facility had $354 million of borrowings outstanding and $324 million of letters of credit outstanding, leaving $1,322 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
In April 2016, the facility was amended to require that the Company must: (i) prepay outstanding loans under the revolving credit facility to the extent that cash on hand exceeds $150 million for two consecutive business days; (ii) mortgage 85% of its proved reserves and 80% of its proved developed producing reserves, in each case, which are included in the borrowing base; (iii) maintain applicable deposit, securities and commodities accounts with the lenders or affiliates thereof; and (iv) enter into control agreements with respect to such applicable accounts. In addition, the Company pledged the equity interest it holds in CONE Gathering, LLC, and CONE Midstream Partners, LP as collateral to secure loans under the credit agreement.
CONSOL Energy terminated its accounts receivable securitization facility effective July 7, 2015. The outstanding borrowings were repaid, and the outstanding letters of credit were transferred against the revolving credit facility.

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
In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various natural gas and NGL swap and option transactions, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net asset of $64 million at September 30, 2016 and a net asset of $267 million at December 31, 2015. The Company has not experienced any issues of non-performance by derivative counterparties.
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

Cash Flows (in millions)

	For the Nine Months Ended September 30,
	2016	2015	Change
Cash Provided by Operating Activities	$387	$404	$(17)
Cash Provided by (Used in) Investing Activities	$221	$(882)	$1,103
Cash (Used in) Provided by Financing Activities	$(600)	$384	$(984)

Cash provided by operating activities changed in the period-to-period comparison primarily due to the following items:

•	Net loss increased $139 million in the period-to-period comparison.

•
Adjustments to reconcile net income to cash provided by operating activities decreased primarily due to the $829 million impairment of exploration and production properties recorded in 2015. (See Note 10 - Property, Plant, And Equipment, in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for more information). This adjustment was offset, in part, by a net change in discontinued operations of $323 million (See Note 2 - Discontinued Operations in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for more information), an increase in the loss on commodity derivative instruments of $197 million and an increase of $201 million related to changes in deferred taxes.

•	Other changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both periods also contributed to the decrease in operating cash flows.

Cash provided by investing activities changed in the period-to-period comparison primarily due to the following items:

•	Capital expenditures decreased $685 million in the period-to-period comparison due to the following:

◦
E&P division capital expenditures decreased $614 million due to decreased expenditures in both the Marcellus and Utica plays resulting from decreased drilling activity, as well as, other various transactions that occurred throughout both periods none of which were individually material.

◦
PA Mining Operations division capital expenditures decreased $65 million primarily due to a $31 million decrease in equipment purchases and rebuilds, a $20 million decrease in preparation plant expenditures including water treatment systems and various other items that occurred throughout both periods, none of which were individually material.

◦	Other capital expenditures decreased $6 million due to various transactions that occurred throughout both periods, none of which were individually material.

•
Proceeds from the sale of assets decreased $44 million primarily due to the $76 million received in September 2015 related to the sale of CONSOL Energy's interest in its Western Allegheny Energy joint venture. See Note 3 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional details. The decrease was offset in part by various land and equipment asset sales that occurred throughout both periods none of which were individually material.

•
Net investment in equity affiliates changed $65 million in the period-to-period comparion primarily due to the sale of the Company's 49% interest in Western Allegheny Energy in September 2015, as discussed above. The remaining change was due to changes in the investment in CONE Midstream Partners, LP and CONE Gathering LLC (See Note

18 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

•
Discontinued Operations increased $397 million primarily as a result of the sale of the Buchanan Mine and certain other metallurgical coal reserves and the sale of the Miller Creek and Fola mining complexes in the nine months ended September 30, 2016. (See Note 2 - Discontinued Operations of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

Cash used in financing activities changed in the period-to-period comparison primarily due to the following items:

•
In the nine months ended September 30, 2016, CONSOL Energy made payments on the senior secured credit facility of $598 million compared to proceeds from the senior secured credit facility of $945 million in the nine months ended September 30, 2015.

•
In the nine months ended September 30, 2015, CONSOL Energy made net payments of $771 million related to the partial extinguishment of the 2020 and 2021 bonds offset, in part, by the issuance of the 2023 bonds. No such transactions occurred in the 2016 period. (See Note 12 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional details).

•
In the nine months ended September 30, 2015, CONSOL Energy repurchased $72 million of its common stock on the open market under the previously announced share repurchase program. No repurchases were made in the nine months ended September 30, 2016.

•	The remaining changes are due to various transactions that occurred throughout both periods.

The following is a summary of our significant contractual obligations at September 30, 2016 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$65,615	$47,236	$14,124	$5,403	$132,378
Gas Firm Transportation and Processing	133,913	223,098	208,934	581,928	1,147,873
Long-Term Debt	1,873	1,585	303,710	2,453,315	2,760,483
Interest on Long-Term Debt	170,061	340,100	323,676	216,315	1,050,152
Capital (Finance) Lease Obligations	7,019	14,618	14,024	1,163	36,824
Interest on Capital (Finance) Lease Obligations	2,255	3,261	1,268	7	6,791
Operating Lease Obligations	86,078	101,792	36,483	79,651	304,004
Long-Term Liabilities—Employee Related (a)	66,844	131,300	130,220	551,826	880,190
Other Long-Term Liabilities (b)	322,450	159,143	46,808	276,284	804,685
Total Contractual Obligations (c)	$856,108	$1,022,133	$1,079,247	$4,165,892	$7,123,380
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

Debt
At September 30, 2016, CONSOL Energy's continuing operations had total long-term debt and capital lease obligations of $2,797 million outstanding, including the current portion of long-term debt of $9 million. This long-term debt consisted of:

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

•
An aggregate principal amount of $103 million of industrial revenue bonds, which were issued to finance the Baltimore port facility, bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of principal and interest on the notes is guaranteed by CONSOL Energy.

•	Advance royalty commitments of $3 million with an average interest rate of 16.35% per annum.

•	An aggregate principal amount of $2 million on a note maturing through March 2018.

•	An aggregate principal amount of $37 million of capital leases with a weighted average interest rate of 6.60% per annum.

•	An aggregate principal amount of $208 million in outstanding borrowings under the revolver for CNXC. CONSOL Energy is not a guarantor of CNXC's revolving credit facility.

At September 30, 2016, CONSOL Energy had an aggregate principal amount of $354 million in outstanding borrowings and approximately $324 million of letters of credit outstanding under the $2.0 billion senior secured revolving credit facility.

Total Equity and Dividends
CONSOL Energy had total equity of $4,290 million at September 30, 2016 and $4,856 million at December 31, 2015. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
February 1, 2016	$0.0100	February 16, 2016	March 3, 2016

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. CONSOL Energy suspended its quarterly dividend following the sale of the Buchanan Mine to Coronado IV LLC which took place on March 31, 2016. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's credit facility limits CONSOL Energy's ability to pay dividends in excess of an annual rate of $0.50 per share when the Company's leverage ratio exceeds 3.50 to 1.00 and subject to an aggregate amount up to the then cumulative credit calculation. The total leverage ratio was 4.35 to 1.00 and the cumulative credit was approximately $859 million at September 30, 2016. The calculation of this ratio excludes CNXC. The credit facility does not permit dividend payments in the event of default. The indentures to the 2022 and 2023 notes limit dividends to $0.50 per share annually unless several conditions are met. Conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the nine months ended September 30, 2016.

On October 26, 2016 the Board of Directors of CONE Midstream GP LLC, the general partner of CONE Midstream Partners LP, announced the declaration of a cash distribution of $0.263 per unit with respect to the third quarter of 2016. The distribution will be made on November 14, 2016 to unitholders of record as of the close of business on November 4, 2016. The distribution, which equates to an annual rate of $1.052 per unit, represents an increase of 3.5% over the prior quarter, and an increase of 15.4% over the distribution paid with respect to the third quarter of 2015.

On October 31, 2016, the Board of Directors of CNXC declared a cash distribution to the Partnership's unitholders for the third quarter of 2016 of $0.5125 per common and subordinated units. The cash distribution will be paid on November 15, 2016 to the unitholders of record at the close of business on November 10, 2016.

Off-Balance Sheet Transactions

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q. CONSOL

Energy participates in various multi-employer benefit plans such as the UMWA Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at September 30, 2016. The various multi-employer benefit plans are discussed in Note 18—Other Employee Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of the December 31, 2015 Form 10-K. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at September 30, 2016. Management believes these items will expire without being funded. See Note 13—Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Forward-Looking Statements

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” “will,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

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

At September 30, 2016, our open derivative instruments were in a net asset position with a fair value of $64 million. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at September 30, 2016. A hypothetical 10 percent increase in future natural gas prices would decrease future earnings related to derivatives by $196 million.
CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At September 30, 2016, CONSOL Energy had $2,560 million aggregate principal amount of debt outstanding under fixed-rate instruments and $562 million of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were $354 million of borrowings at September 30, 2016, and CNXC's revolving credit facility, under which there were $208 million of borrowings at September 30, 2016. A hypothetical 100 basis-point increase in the average rate for CONSOL Energy's and CNXC's revolving credit facilities would decrease pre-tax future earnings related to interest expense by $6 million.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of September 30, 2016, our hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2016 Fixed Price Volumes
Hedged Bcf	N/A	N/A	N/A	63.6	63.6
Weighted Average Hedge Price per Mcf	N/A	N/A	N/A	$3.17	$3.17
2017 Fixed Price Volumes
Hedged Bcf	53.8	56.5	61.2	61.2	232.7
Weighted Average Hedge Price per Mcf	$2.62	$2.70	$2.67	$2.67	$2.66
2018 Fixed Price Volumes
Hedged Bcf	39.7	40.1	40.5	40.5	160.8
Weighted Average Hedge Price per Mcf	$2.70	$2.73	$2.73	$2.73	$2.72
2019 Fixed Price Volumes
Hedged Bcf	24.5	24.8	25.1	25.1	99.5
Weighted Average Hedge Price per Mcf	$2.76	$2.76	$2.76	$2.76	$2.76
2020 Fixed Price Volumes
Hedged Bcf	10.0	10.1	10.2	10.2	40.5
Weighted Average Hedge Price per Mcf	$2.87	$2.87	$2.87	$2.88	$2.88

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2016 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
The first through the seventh paragraphs of Note 13—Commitments and Contingent Liabilites in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.

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

In the second half of 2011, we, through our principal natural gas operations subsidiary, CNX Gas, entered into joint venture arrangements with Noble Energy, Inc. and with a subsidiary of Hess Corporation, regarding our shale gas assets. We sold a 50% undivided interest in certain of our Marcellus shale oil and natural gas assets to Noble Energy and a 50% undivided interest in certain of our Utica shale acres in Ohio to Hess. On October 28, 2016, CNX Gas entered into an Exchange Agreement with Noble Energy, which would effectively terminate the joint development of the gas assets held in connection with our joint venture with Noble Energy and divide such gas assets among CNX Gas and Noble Energy (the Exchange Transaction). The following aspects of these joint ventures could materially impact us:

The development of these properties is subject to the terms of our joint development agreements with these parties and we no longer have the flexibility to control completely the development of these properties. For example, the joint development agreements for each of these joint ventures sets forth required capital expenditure programs that each party must participate in unless the parties mutually agree to change such programs or, in certain limited circumstances in the case of the Noble Energy joint development agreement, a party elects to exercise a non-consent right with respect to an entire year. If we do not timely meet our financial commitments under the respective joint development agreements, our rights to participate in such joint ventures will be adversely affected and the other parties to the joint ventures may have a right to acquire a share of our interest in such joint ventures proportionate to, and in satisfaction of, our unmet financial obligations. If our joint venture partners are unable or fail to pay their portion of development costs, our costs of operations could be increased, it could result in reduced drilling and production of oil and natural gas or loss of rights to develop the oil and natural gas properties held by that joint venture. In addition, each joint venture party has the right to elect to participate in all acreage and other acquisitions in certain defined areas of mutual interest. As noted above, upon closing of the Exchange Transaction, our obligations under the joint development agreement with Noble Energy will cease and we will obtain control over the gas assets we retained and/or received in connection with the termination of that joint venture.

Each joint development agreement assigns to each party designated areas over which that party will manage and control operations. We could incur liability as a result of action taken by one of our joint venture partners. Following the closing of the Exchange Transaction, we will solely control the gas assets we retained and/or received in connection with the Exchange Agreement and will no longer be liable for the actions of Noble Energy with respect to those gas assets, except with respect to certain specified items in the Exchange Agreement.

One of the potential benefits of these two joint ventures was the obligation of the other party to pay a portion of our share of drilling and development costs for new wells, which we called "carried costs." At December 31, 2015 Noble Energy has a remaining carried costs obligation of approximately $1.6 billion while Hess's remaining carried costs obligation was $1.7 million. Following the closing of the transactions contemplated by the Exchange Agreement, Noble Energy will no longer have any obligations to us with respect to “carried costs.” Noble Energy's obligation to pay carried costs is suspended if average Henry Hub natural gas prices fall and remain below $4.00 per million British thermal units or “MMbtu” in any three consecutive month period and will remain suspended until average natural gas prices are above $4.00/MMbtu for three consecutive months. As a result of this provision, Noble Energy's obligation to pay carried costs was suspended from December 1, 2011 to March 1, 2014 and was again suspended on November 1, 2014 and remained suspended throughout 2015. We cannot predict when this latest suspension will be lifted and Noble Energy's obligation to pay the carried costs will resume. This suspension has the effect of requiring us to incur our entire 50 percent share of the drilling and completion costs for new wells during the suspension period and delaying receipt of a portion of the value we expected to receive in the transaction. When the carry obligation is in effect, the benefits we receive from it would also depend upon the rate at which new wells are drilled and developed in the Noble Energy joint venture, which could fluctuate significantly from period to period. Moreover, the performance of the carry obligation is outside our control.

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

ITEM 5.     OTHER INFORMATION
As previously disclosed, on September 20, 2016, the Board of Directors of CONSOL Energy amended and restated the Company’s bylaws (the “Restated Bylaws”) to adopt “proxy access” and certain other amendments. As amended, Section 2.14 of the Restated Bylaws implements proxy access and generally provide that a shareholder, or group of 20 or fewer shareholders, owning at least 3% of the outstanding shares of the Company for at least three years may nominate candidates to serve on the Board and have such candidates included in the Company’s annual meeting proxy materials. The maximum number of such proxy access nominees is the greater of (i) two or (ii) 20% of the Board. This process is subject to additional eligibility, procedural and disclosure requirements set forth in the Restated Bylaws, including the requirement that notice of such nominations must be delivered to the Company not later than 120 days nor earlier than 150 days prior to the first anniversary of the date on which the Company mailed its proxy statement for the preceding year’s annual meeting of shareholders.

ITEM 6.	EXHIBITS

10.1
Purchase and Sale Agreement dated July 19, 2016, among CONSOL of Kentucky Inc., Island Creek Coal Company, Laurel Run Mining Company, and CNX Land LLC and Southeastern Land, LLC, incorporated by reference to Exhibit 2.1 to Form 8-K (file no. 001-14901) filed on July 25, 2016.

10.2
Purchase and Sale Agreement dated July 19, 2016, among AMVEST West Virginia Coal, L.L.C., Braxton-Clay Land & Mineral, Inc., Nicholas-Clay Land & Mineral, Inc., Peters Creek Mineral Services, Inc., Terry Eagle Limited Partnership, Terry Eagle Coal Company, L.L.C., Fola Coal Company, L.L.C., Little Eagle Coal Company, L.L.C., and Vaughan Railroad Company and Southeastern Land, LLC, incorporated by reference to Exhibit 2.2 to Form 8-K (file no. 001-14901) filed on July 25, 2016.

10.3
Resignation, Consent and Appointment Agreement entered into as of September 12, 2016, by and among Bank of America, N.A., as the resigning Syndication Agent under that certain Amended and Restated Credit Agreement, dated as of June 18, 2014, JPMorgan Chase Bank, N.A., as the successor Syndication Agent, and CONSOL Energy Inc., a Delaware corporation, as the Borrower.

3.1	CONSOL Energy Inc. Bylaws (Amended and Restated on September 20, 2016), incorporated by reference to Exhibit 3.1 to Form 8-K (file no. 001-14901) filed on September 26, 2016.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety and Health Administration Safety Data.

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2016 furnished in XBRL).
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2016

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