Form 10-K
period 2016-12-31
CONSOL Energy Inc
filed 2017-02-08
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-K
  __________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2016
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the common stock on the New York Stock Exchange on such date was $1,829,987,445.
The number of shares outstanding of the registrant's common stock as of January 20, 2017 is 229,443,008 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of CONSOL Energy's Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2017, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

GLOSSARY OF CERTAIN OIL AND GAS TERMS

The following are certain terms and abbreviations commonly used in the oil and gas industry and included within this Form 10-K:

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
NGL - Natural gas liquids - those hydrocarbons in natural gas that are separated from the gas as liquids through the proces.
net - “net” natural gas or “net” acres are determined by adding the fractional ownership working interests the Company has in gross wells or acres.
proved reserves - quantities of oil, natural gas, and NGLs which, by analysis of geological and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.
proved developed reserves - proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.
proved undeveloped reserves (PUDs) - proved reserves that can be estimated with reasonable certainty to be recovered from new wells on undrilled proved acreage or from existing wells where a relatively major expenditure is required for completion.
reservoir - a porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
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

•	an extended decline in the prices we receive for our natural gas, natural gas liquids and coal affecting our operating results and cash flows;

•	foreign currency fluctuations could adversely affect the competitiveness of our coal and natural gas liquids abroad;

•	our customers extending existing contracts or entering into new long-term contracts for coal on favorable terms;

•	our reliance on major customers;

•	our inability to collect payments from customers if their creditworthiness declines or if they fail to honor their contracts;

•	the disruption of rail, barge, gathering, processing and transportation facilities and other systems that deliver our natural gas, natural gas liquids and coal to market;

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

•	decreases in the availability of, or increases in, the price of commodities or capital equipment used in our coal mining and natural gas operations;

•	obtaining and renewing governmental permits and approvals for our natural gas and coal operations;

•	the effects of government regulation on the discharge into the water or air, and the disposal and clean-up of, hazardous substances and wastes generated during our natural gas and coal operations;

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

•	the outcomes of various legal proceedings, including those which are more fully described in our reports filed under the Securities Exchange Act of 1934;

•	exposure to employee-related long-term liabilities;

•	divestitures and acquisitions we anticipate may not occur or produce anticipated benefits;

•	joint ventures that we are party to now or in the future may restrict our flexibility, actions taken by our joint ventures may impact our financial position and operational results;

•	risks associated with our debt;

•	replacing our natural gas and oil reserves, which if not replaced, will cause our natural gas and oil reserves and production to decline;

•
declines in our borrowing base could occur for a variety of reasons, including lower natural gas or oil prices, declines in natural gas and oil proved reserves, and lending regulations requirements or regulations;

•	our hedging activities may prevent us from benefiting from near-term price increases and may expose us to other risks;

•	changes in federal or state income tax laws, particularly in the area of percentage depletion and intangible drilling costs, could cause our financial position and profitability to deteriorate;

•	failure to appropriately allocate capital and other resources among our strategic opportunities may adversely affect our financial condition;

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

•
certain provisions in our multi-year coal sales contracts may provide limited protection during adverse economic conditions, and may result in economic penalties or permit the customer to terminate the contract;

•
the majority of our common units in CNX Coal Resources LP and CONE Midstream Partners LP are subordinated, and we may not receive distributions from CNX Coal Resources LP or CONE Midstream Partners LP;

•
with respect to the sale of the Buchanan and Amonate mines and other coal assets to Coronado IV LLC, any disruption to our business, including customer, employee and supplier relationships resulting from this transaction, and the impact of the transaction on our future operating results;

•	there is no assurance that the potential drop-downs,spin-off or sale of the coal business will occur, or if it does occur that we will be able to negotiate favorable terms;

•
with respect to the termination of the joint venture with NOBLE, any disruption to our business, including customer and supplier relationships from this transaction, and the impact of the transaction on our future operating and financial results and liquidity; and

•	other factors discussed in this 2016 Form 10-K under “Risk Factors,” as updated by any subsequent Forms 10-Q, which are on file at the Securities and Exchange Commission.

PART I

ITEM 1.	Business

General

CONSOL Energy Inc., (CONSOL Energy or the Company) is an integrated energy company operated through two primary divisions, oil and natural gas exploration and production (E&P) and Pennsylvania (PA) Mining Operations. The E&P division is focused on Appalachian area natural gas and liquids activities, including production, gathering, processing and acquisition of natural gas properties in the Appalachian Basin. The PA Mining Operations division is focused on the extraction and preparation of coal, also in the Appalachian Basin.

CONSOL Energy was incorporated in Delaware in 1991, but its predecessors had been mining coal, primarily in the Appalachian Basin, since 1864. CONSOL Energy entered the natural gas business in the 1980s initially to increase the safety and efficiency of our coal mines by capturing methane from coal seams prior to mining, which makes the mining process safer and more efficient. Over the past ten years, CONSOL Energy's natural gas business has grown by approximately 617% to produce 394.4 net Bcfe in 2016. This business has grown from coalbed methane production in Virginia into other unconventional production, including hydraulic fracturing in the Marcellus Shale and Utica Shale, in the Appalachian Basin. This growth was accelerated with the 2010 asset acquisition of the Appalachian Exploration & Production business of Dominion Resources, Inc. Subsequently, on December 5, 2013, we sold Consolidation Coal Company and certain subsidiaries, including five active coal mines in West Virginia.

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

Our land holdings in the Marcellus Shale and Utica Shale plays cover large areas, provide multi-year drilling opportunities and, collectively, have sustainable lower risk growth profiles. We currently control approximately 413,000 net acres in the Marcellus Shale and approximately 683,000 net acres that have Utica Shale potential in Ohio, West Virginia, and Pennsylvania. We also have approximately 2.2 million net acres in our coalbed methane play.

Highlights of our 2016 production include the following:

•	Total average production of 1,080,512 Mcfe per day, an increase of 20% over 2015;

•	88% Natural Gas, 12% Liquids; and

•	54% Marcellus, 23% Utica, 17% coalbed methane, and 6% other.

At December 31, 2016, our proved natural gas, NGL, condensate and oil reserves (collectively, "natural gas reserves") had the following characteristics:

•	6.3 Tcfe of proved reserves;

•	93.2% natural gas;

•	58.9% proved developed;

•	87.6% operated; and

•	A reserve life ratio of 15.85 years (based on 2016 production).

Highlights of coal activities in 2016 include the following:

•	Production of 24.6 million tons of coal;

•	Coal reserve holdings of 2.4 billion tons; and

•	75% of coal sales to domestic utilities.

Additionally, we provide energy services, including coal terminal services (the Baltimore Terminal), water services and land resource management services.

The following map provides the location of CONSOL Energy's E&P and coal operations by region:

CONSOL ENERGY E&P and COAL OPERATIONS

CPA GAS OPERATIONS
CANONSBURG
OH GAS OPERATIONS
ENLOW FORK
BAILEY
HARVEY
SW PA GAS OPERATIONS
PHILADELPHIA
BALTIMORE TERMINCAL
WV GAS OPERATIONS
VA GAS OPERATIONS

LEGEND

- ✪ GENERAL OFFICE
- ● COAL OPERATIONS
- ■ SALES OFFICE
- ▲ E&P OPERATIONS
- PORT/DOCK

Copyright 2017 CONSOL Energy, Inc.

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

CONSOL Energy's Strategy

CONSOL Energy's strategy is to increase shareholder value through the development and growth of its existing natural gas assets, selective acquisition of natural gas and natural gas liquid acreage leases within its footprint, and through the participation in global coal markets. Ultimately, we intend to separate our E&P division and our PA Mining Operations division and to focus on the growth of our E&P division. We also will continue to focus on monetization of assets to accelerate value creation and to minimize the shortfall between operating cash flows and our growth capital requirements.

We expect natural gas to become a more significant contributor to the domestic electric generation mix, as well as fueling industrial growth in the U.S. economy. With the recent growth of natural gas exports to Mexico and Canada and the United States becoming a net exporter of natural gas in 2016, we expect new markets to open up in the coming years. We feel that our significant increases in natural gas production, our reductions in drilling and operating costs and our vast acreage position will allow CONSOL Energy to take advantage of these markets.

CONSOL Energy’s coal assets align with the PA Mining Operations division's long-term strategic objectives. The production, which include the Bailey, Enlow Fork, and Harvey mines, can be sold domestically or abroad, as either thermal coal or high volatile metallurgical coal. These low-cost mines, with five longwalls, produce a high-Btu Pittsburgh-seam coal that is lower in sulfur than many Northern Appalachian coals.

These mines, along with our 100%-owned Baltimore Terminal, will continue to allow CONSOL Energy to participate in the world’s thermal and metallurgical coal markets. The ability to serve both domestic and international markets with premium thermal and metallurgical coal provides tremendous optionality.

CONSOL Energy's E&P Capital Expenditure Budget

In 2017, the E&P division expects capital expenditures of approximately $555 million. The E&P division capital expenditures are comprised of the following: $465 million for drilling and completion activity; $40 million for midstream, including capital contributions to CONE Midstream Partners, LP; and $50 million for other activities related to land, permitting, and business development.
DETAIL E&P OPERATIONS

Our E&P operations are located throughout Appalachia and include the following plays:

Marcellus Shale

We have the rights to extract natural gas in Pennsylvania, West Virginia, and Ohio from approximately 413,000 net Marcellus Shale acres at December 31, 2016.

The Upper Devonian Shale formation, which includes both the Burkett Shale and Rhinestreet Shale, lies above the Marcellus Shale formation in southwestern Pennsylvania and northern West Virginia. The company holds a large number of acres that have Upper Devonian potential; these acres have not been disclosed separately as they coincide with our Marcellus acreage.

In December 2016, CONSOL Energy terminated the 50-50 Joint Venture that was formed in 2011, with Noble Energy, Inc., for the exploration, development, and operation of primarily Marcellus Shale properties in Pennsylvania and West Virginia. As a result of the termination, each party now owns and operates a 100% interest in its properties and wells in two separate operating areas; and each party will now have independent control and flexibility with respect to the scope and timing of future development over its operating area.

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

Utica Shale

We have the rights to extract natural gas in Pennsylvania, West Virginia, and Ohio from approximately 683,000 net Utica Shale acres at December 31, 2016. Approximately 305,000 Utica acres coincide with Marcellus Shale acreage in Pennsylvania, West Virginia, and Ohio.

Coalbed Methane (CBM)

We have the rights to extract CBM in Virginia from approximately 268,000 net CBM acres, which cover a portion of our coal reserves in Central Appalachia. We produce CBM natural gas primarily from the Pocahontas #3 seam.

We also have the rights to extract CBM in West Virginia, southwestern Pennsylvania, and Ohio from approximately 912,000 net CBM acres. In central Pennsylvania we have the right to extract CBM from approximately 260,000 net CBM acres. In addition, we control approximately 584,000 net CBM acres in Illinois, Kentucky, Indiana, and Tennessee. We also have the right to extract CBM on approximately139,000 net acres in the San Juan Basin in New Mexico. We have no plans to drill CBM wells in these areas in 2017.

Other Gas

Shallow Oil and Gas

We have the rights to extract natural gas from shallow oil and gas positions in Illinois, Indiana, Kentucky, Pennsylvania, West Virginia, Virginia and New York from approximately 766,000 net acres at December 31, 2016. The majority of our shallow oil and gas leasehold position is held by production and all of it is extensively overlain by existing third-party gas gathering and transmission infrastructure.

Chattanooga

We have the rights to extract natural gas in Tennessee from approximately 95,000 net Chattanooga Shale acres at December 31, 2016.

Huron

We have approximately 503,000 net acres of Huron Shale potential in Kentucky, West Virginia, and Virginia; a portion of this acreage has tight sands potential.
Summary of Properties as of December 31, 2016

	Marcellus	Utica	CBM	Other Gas
	Segment	Segment	Segment	Segment	Total
Estimated Net Proved Reserves (MMcfe)	3,137,336	1,371,978	1,254,633	487,701	6,251,648
Percent Developed	60%	28%	75%	100%	59%
Net Producing Wells (including oil and gob wells)	283	54	4,359	8,180	12,876
Net Acreage Position:
Net Proved Developed Acres	30,737	9,649	257,019	243,877	541,282
Net Proved Undeveloped Acres	11,763	12,836	5,439	—	30,038
Net Unproved Acres(1)	370,263	355,332	1,900,260	1,119,678	3,745,533
Total Net Acres(2)	412,763	377,817	2,162,718	1,363,555	4,316,853
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

(2)
Acreage amounts are only included under the target strata CONSOL Energy expects to produce with the exception of certain CBM acres governed by separate leases, although the reported acres may include rights to multiple gas seams (e.g. we have rights to Marcellus segment that are disclosed under the Utica segment and we have rights to Utica segment that are disclosed under the Marcellus segment). We have reviewed our drilling plans, our acreage rights and used our best judgment to reflect the acres in the strata we expect to primarily produce. As more information is obtained or circumstances change, the acreage classification may change.

Producing Wells and Acreage

Most of our development wells and proved acreage are located in Virginia, West Virginia and Pennsylvania. Some leases are beyond their primary term, but these leases are extended in accordance with their terms as long as certain drilling commitments or other term commitments are satisfied.

The following table sets forth, at December 31, 2016, the number of producing wells, developed acreage and undeveloped acreage:

	Gross	Net(1)
Producing Gas Wells (including gob wells)	17,314	12,846
Producing Oil Wells	189	30
Net Acreage Position:
Proved Developed Acreage	549,816	541,282
Proved Undeveloped Acreage	34,467	30,038
Unproved Acreage	4,804,804	3,745,533
Total Acreage	5,389,087	4,316,853

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

The following table represents the terms under which we hold these acres:

	Net Unproved Acres	Net Proved Undeveloped Acres
Held by production/fee	3,644,799	13,967
Expiration within 2 years	68,084	9,347
Expiration beyond 2 years	32,650	6,724
Total Acreage	3,745,533	30,038

The leases reflected above as Net Unproved Acres with expiration dates are included in our current drill plan or active land program. Leases with expiration dates within two years represent approximately 2% of our total acres in the above categories and leases with expiration dates beyond two years represent approximately 1% of our total acres in the above categories. In each case, we deemed this acreage to not be material to our overall acreage position. Additionally, based on our current drill plans and lease management we do not anticipate any material impact to our consolidated financial statements from the expiration of such leases.

Development Wells (Net)

During the years ended December 31, 2016, 2015 and 2014, we drilled 36.0, 132.8 and 180.3 net development wells, respectively. Gob wells and wells drilled by operators other than our primary joint venture partners at that time, Noble Energy and Hess Corporation, are excluded from net development wells. In 2016, there were 68 gross development wells drilled but uncompleted. There were no dry development wells in 2016, 2015, or 2014. As of December 31, 2016, there are 3.0 gross completed developmental wells ready to be turned in-line. The following table illustrates the net wells drilled by well classification type:

	For the Year
	Ended December 31,
	2016	2015	2014
Marcellus segment	—	44.0	84.0
Utica segment	13.0	15.8	18.8
CBM segment	23.0	73.0	75.0
Other Gas segment	—	—	2.5
Total Development Wells (Net)	36.0	132.8	180.3

Exploratory Wells (Net)

There were no exploratory wells drilled during the year ended December 31, 2016. During the years ended December 31, 2015 and 2014, we drilled, in the aggregate, 2.5, and 8.5 net exploratory wells, respectively. As of December 31, 2016, there are no net exploratory wells in process. The following table illustrates the exploratory wells drilled by well classification type:

	For the Year Ended December 31,
	2016			2015			2014
	Producing	Dry	Still Eval.	Producing	Dry	Still Eval.	Producing		Dry	Still Eval.
Marcellus segment	—	—	—	—	—	—	1.5		—	—
Utica segment	—	—	—	2.5	—	—	1.0		—	—
CBM segment	—	—	—	—	—	—	—		—	—
Other Gas segment	—	—	—	—	—	—	6.0	—	—	—
Total Exploratory Wells (Net)	—	—	—	2.5	—	—	8.5		—	—

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

	Net Reserves
	(Million cubic feet equivalent)
	as of December 31,
	2016	2015	2014
Proved developed reserves	3,683,302	3,697,152	3,198,706
Proved undeveloped reserves	2,568,346	1,945,837	3,628,910
Total proved developed and undeveloped reserves(1)	6,251,648	5,642,989	6,827,616
___________

(1)	For additional information on our reserves, see Other Supplemental Information–Supplemental Gas Data (unaudited) to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Discounted Future Net Cash Flows

The following table shows our estimated future net cash flows and total standardized measure of discounted future net cash flows at 10%:

	Discounted Future
	Net Cash Flows
	(Dollars in millions)
	2016	2015	2014
Future net cash flows	$2,419	$2,499	$9,321
Total PV-10 measure of pre-tax discounted future net cash flows (1)	$1,559	$1,659	$4,884
Total standardized measure of after tax discounted future net cash flows	$955	$1,019	$2,984
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
Reconciliation of PV-10 to Standardized Measure

	As of December 31,
	2016	2015	2014
	(Dollars in millions)
Future cash inflows	$11,303	$11,838	$28,503
Future production costs	(5,851)	(6,585)	(10,101)
Future development costs (including abandonments)	(1,550)	(1,220)	(3,369)
Future net cash flows (pre-tax)	3,902	4,033	15,033
10% discount factor	(2,343)	(2,374)	(10,149)
PV-10 (Non-GAAP measure)	1,559	1,659	4,884
Undiscounted income taxes	(1,483)	(1,534)	(5,712)
10% discount factor	879	894	3,812
Discounted income taxes	(604)	(640)	(1,900)
Standardized GAAP measure	$955	$1,019	$2,984

Gas Production

The following table sets forth net sales volumes produced for the periods indicated:

	For the Year
	Ended December 31,
	2016	2015	2014
GAS
Marcellus Sales Volumes (MMcf)	186,812	145,747	99,370
Utica Sales Volumes (MMcf)	71,277	38,344	10,303
CBM Sales Volumes (MMcf)	68,971	74,910	79,459
Other Sales Volumes (MMcf)	21,693	28,286	27,128
LIQUIDS*
NGLs Sales Volumes (MMcfe)	40,260	33,180	15,475
Oil Sales Volumes (MMcfe)	410	592	681
Condensate Sales Volumes (MMcfe)	4,964	7,598	3,298
TOTAL (MMcfe)	394,387	328,657	235,714
*Oil, NGLs, and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas.

CONSOL Energy expects 2017 annual gas production to grow to approximately 415 Bcfe and increase to approximately 485 Bcfe in 2018.

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

	For the Year
	Ended December 31,
	2016	2015	2014
Average Sales Price - Gas (Mcf)	$1.92	$2.17	$4.02
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.70	$0.68	$0.11
Average Sales Price - NGLs (Mcfe)*	$2.42	$2.05	$5.95
Average Sales Price - Oil (Mcfe)*	$6.15	$7.99	$14.85
Average Sales Price - Condensate (Mcfe)*	$4.58	$4.42	$11.16

Total Average Sales Price (per Mcfe)	$2.63	$2.81	$4.37
Average Lifting Costs excluding ad valorem and severance taxes (per Mcfe)	$0.24	$0.37	$0.59
*Oil, NGLs, and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas.

Sales of NGLs, condensates, and oil enhance our reported natural gas equivalent sales price. Across all volumes, when excluding the impact of hedging, sales of liquids added $0.09 per Mcfe, $0.05 per Mcfe, and $0.25 per Mcfe for 2016, 2015, and 2014, respectively, to average gas sales prices. CONSOL Energy expects to continue to realize a liquids uplift benefit as additional wells are brought online in the liquid-rich areas of the Marcellus and Utica shales. We continue to sell the majority of our NGLs through the large midstream companies that process our natural gas. This approach allows us to take advantage of the processors’ transportation efficiencies and diversified markets. CONSOL Energy’s processing contracts provide for the ability to take our NGLs “in kind” and market them directly if desired. The processed purity products are ultimately sold to industrial, commercial, and petrochemical markets.

We enter into physical natural gas sales transactions with various counterparties for terms varying in length. Reserves and production estimates are believed to be sufficient to satisfy these obligations. In the past, we have delivered quantities required under these contracts. We also enter into various natural gas swap transactions. These gas swap transactions exist parallel to the underlying physical transactions and represented approximately 264.9 Bcf of our produced gas sales volumes for the year ended December 31, 2016 at an average price of $3.04 per Mcf. The notional volumes associated with these gas swaps represented approximately 173.1 Bcf of our produced gas sales volumes for the year ended December 31, 2015 at an average price of $3.68 per Mcf. As of January 17, 2017, we expect these transactions will represent approximately 311.3 Bcf of our estimated 2017 production at an average price of $2.61 per Mcf, 220.6 Bcf of our estimated 2018 production at an average price of $2.75 per Mcf, 161.7 Bcf of our estimated 2019 production at an average price of $2.76 per Mcf, approximately 85 Bcf of our estimated 2020 production at an average price of $2.91 per Mcf, and approximately 6.8 Bcf of our estimated 2021 production at an average price of $3.08 per Mcf.

The hedging strategy and information regarding derivative instruments used are outlined in Part II, Item 7A Qualitative and Quantitative Disclosures About Market Risk and in Note 21 - Derivative Instruments in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K.

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

CONSOL Energy owns 50% of CONE Gathering LLC ("CONE" or "CONE Gathering") along with Noble Energy owning the other 50% interest. CONE Gathering develops, operates and owns substantially all of Noble Energy's and CONSOL Energy's Marcellus Shale gathering systems. CONSOL Energy operates this equity affiliate. We believe that the network of right-of-ways, vast surface holdings and experience in building and operating gathering systems in the Appalachian basin will give CONE Gathering an advantage in building the midstream assets required to develop our Marcellus Shale position. On September 30, 2014, CONE Midstream Partners LP (the Partnership) closed its initial public offering. See Note 25 - Related Party Transactions in the Notes to Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information.

In the Utica Shale, we and our joint venture partner, Hess, primarily contract with third-parties for gathering services.

CONSOL Energy has developed a diversified portfolio of firm transportation capacity options to support its production growth plan. CONSOL Energy plans to selectively acquire as needed firm capacity while minimizing transportation costs and long-term financial obligations and, in the near term if appropriate, plans to optimize and/or release firm transportation to others. CONSOL Energy also benefits from the strategic location of our primary production areas in Southwest Pennsylvania, Northern West Virginia, and Eastern Ohio. These areas are currently served by a large concentration of major pipelines that provide us with the capacity to move our production to the major gas markets, and it is expected that recently-approved pipeline projects will increase the take-away capacity from our region. In addition to firm transportation capacity, CONSOL Energy has developed a processing portfolio to support the projected volumes from its wet production areas and has operational and contractual flexibility to potentially convert a portion of currently processed wet gas volumes to be marketed as dry gas volumes.
CONSOL Energy has the advantage of having gas production from CBM, which can be lower Btu than pipeline specification, as well as higher Btu Marcellus and Utica shale production. These types of gas can be complementary by reducing and in some cases eliminating the need for the costly processing of CBM. In addition, our lower Btu CBM and dry Marcellus and Utica production offer an opportunity to blend ethane back into the gas stream when pricing or capacity in ethane markets dictate. In developing a diversified approach to managing ethane, CONSOL Energy has entered into ethane supply agreements and is also discussing future outlet opportunities with ethane customers and midstream companies. These different gas types allow us more flexibility in bringing Marcellus and Utica shale wells on-line at qualities that meet interstate pipeline specifications.
Natural Gas Competition

The United States natural gas industry is highly competitive. CONSOL Energy competes with other large producers, as well as a myriad of smaller producers and marketers. CONSOL Energy also competes for pipeline and other services to deliver its products to customers. According to data from the Natural Gas Supply Association and the Energy Information Agency (EIA), the five largest U.S. producers of natural gas produced about 16% of dry natural gas production during the first nine months of 2016. The EIA reported 554,201 producing natural gas wells in the United States at December 31, 2015 (the latest year for which government statistics are available), which is approximately two percent lower than 2014.
CONSOL Energy expects natural gas to be a significant contributor to the domestic electric generation mix in the long-term, as well as to fuel industrial growth in the U.S. economy. According to the EIA, based on preliminary results, natural gas represented 34% of U.S. electricity generation during 2016 compared with 33% in 2015. With the recent growth of natural gas exports to Mexico and Canada and increased liquefied natural gas exports, the U.S. became a net exporter of gas in 2016. CONSOL expects the high level of U.S. gas exports to continue in the future. In addition, there is potential for natural gas to become a significant contributor to the transportation market. Our increasing gas production will allow CONSOL Energy to participate in these growing markets.
CONSOL Energy's gas operations are primarily located in the eastern United States. The gas market is highly fragmented and not dominated by any single producer. We believe that competition within our market is based primarily on natural gas commodity trading fundamentals and pipeline transportation availability to the various markets.
Continued demand for CONSOL Energy's natural gas and the prices that CONSOL Energy obtains are affected by natural gas use in the production of electricity, pipeline capacity, U.S. manufacturing and the overall strength of the economy, environmental and government regulation, technological developments, the availability and price of competing alternative fuel supplies, and national and regional supply/demand dynamics.

DETAIL COAL OPERATIONS

Coal Reserves

At December 31, 2016, CONSOL Energy had an estimated 2.4 billion tons of proven and probable coal reserves. Reserves are the portion of the proven and probable tonnage that meet CONSOL Energy's economic criteria regarding mining height, preparation plant recovery, depth of overburden and stripping ratio. Generally, these reserves would be commercially mineable at year-end price and cost levels.

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

CONSOL Energy's proven and probable coal reserves fall within the range of commercially marketed coals in the United States. The marketability of coal depends on its value-in-use for a particular application, and this is affected by coal quality, such as sulfur content, ash and heating value. Modern power plant boiler design aspects can compensate for coal quality differences that occur. Therefore, any of CONSOL Energy's coals can be marketed for the electric power generation industry. Additionally, the growth in worldwide demand for metallurgical coal allows some of our proven and probable coal reserves, currently classified as thermal coals, that possess certain qualities to be sold as metallurgical coal. The addition of this cross-over market adds additional assurance to CONSOL Energy that all of its proven and probable coal reserves are commercially marketable.

CONSOL Energy assigns coal reserves to our mining complex. The amount of coal we assign to the mining complex generally is sufficient to support mining through the duration of our current mining permit. Under federal law, we must renew our mining permits every five years. All assigned reserves have their required permits or governmental approvals, or there is a high probability that these approvals will be secured.

In addition, our mining complex may have access to additional reserves that have not yet been assigned. We refer to these reserves as accessible. Accessible reserves are proven and probable coal reserves that can be accessed by an existing mining complex, utilizing the existing infrastructure of the complex to mine and to process the coal in this area. Mining an accessible reserve does not require additional capital spending beyond that required to extend or to continue the normal progression of the mine, such as the sinking of airshafts or the construction of portal facilities.

Some reserves may be accessible by more than one mine because of the proximity of many of our mines to one another. In the table below, the accessible reserves indicated for a mine are based on our review of current mining plans and reflect our best judgment as to which mine is most likely to utilize the reserve.

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

CONSOL ENERGY MINING COMPLEXES
Proven and Probable Assigned and Accessible Coal Reserves as of December 31, 2016 and 2015

							Recoverable
				Average	As Received Heat		Reserves(2)
	Preparation			Seam	Value(1)				Tons in
	Facility	Reserve	Coal	Thickness	(Btu/lb)		Owned	Leased	Millions
Mine/Reserve	Location	Class	Seam	(feet)	Typical	Range	(%)	(%)	12/31/2016	12/31/2015
ASSIGNED–OPERATING
PA Mining Operations
Bailey	Enon, PA	Assigned Operating	Pittsburgh	7.5	12,950	12,860 – 13,030	43%	57%	89.0	101.1
		Accessible	Pittsburgh	7.5	12,910	12,700 – 13,170	78%	22%	170.7	170.7
Harvey	Enon, PA	Assigned Operating	Pittsburgh	6.3	13,040	12,920 – 13,160	86%	14%	20.4	23.4
		Accessible	Pittsburgh	7.6	12,900	12,840 – 13,130	99%	1%	180.1	180.1
Enlow Fork	Enon, PA	Assigned Operating	Pittsburgh	7.8	12,980	12,820 – 13,190	99%	1%	31.2	10.9
		Accessible	Pittsburgh	7.6	13,040	12,780 – 13,180	76%	24%	275.3	305.3
Total Assigned Operating and Accessible									766.7	791.5

_____________

(1)
The heat values shown for Assigned Operating reserves are based on the 2016 actual quality and five-year forecasted quality for each mine/reserve, assuming that the coal is washed to an extent consistent with normal full-capacity operation of the complex's preparation plant. Actual quality is based on laboratory analysis of samples collected from coal shipments delivered in 2016. Forecasted quality is derived from exploration sample analysis results, which have been adjusted to account for anticipated moisture and for the effects of mining and coal preparation. The heat values shown for Accessible Reserves are based on as received, dry values obtained from drill hole analyses, adjusted for moisture, and prorated by the associated Assigned Operating product values to account for similar mining and processing methods.

(2)
Recoverable reserves are calculated based on the area in which mineable coal exists, coal seam thickness, and average density determined by laboratory testing of drill core samples. This calculation is adjusted to account for coal that will not be recovered during mining and for losses that occur if the coal is processed after mining. Reserves tons are reported on an as-received basis, based on the anticipated product moisture. Reserves are reported only for those coal seams that are controlled by ownership or leases.

The following table sets forth our unassigned proven and probable coal reserves by region:

CONSOL Energy UNASSIGNED Recoverable Coal Reserves as of December 31, 2016 and 2015

					Recoverable
		Recoverable Reserves(2)			Reserves
				Tons in	(Tons in
	As Received Heat	Owned	Leased	Millions	Millions)
Coal Producing Region	Value(1) (Btu/lb)	(%)	(%)	12/31/2016	12/31/2015
Northern Appalachia (Pennsylvania, Ohio, Northern West Virginia) (3)	11,400 – 13,400	85%	15%	1,054.0	1,216.7
Central Appalachia (Virginia, Southern West Virginia)	12,400 – 14,100	77%	23%	157.2	322.2
Illinois Basin (Illinois, Western Kentucky, Indiana)	11,600 – 12,000	79%	21%	348.7	396.1
Total		83%	17%	1,559.9	1,935.0
_______________

(1)
The heat value (gross calorific values) estimates for Northern Appalachian and Central Appalachian Unassigned coal reserves include adjustments for moisture that may be added during mining or processing as well as for dilution by rock lying above or below the coal seam. The heat value estimates for the Illinois Basin Unassigned reserves are based primarily on exploration drill core data that may not include adjustments for moisture added during mining or processing, or for dilution by rock lying above or below the coal seam.

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

CONSOL Energy Proven and Probable Recoverable Coal Reserves
By Product (In Millions of Tons) as of December 31, 2016

	≤ 1.20 lbs.			> 1.20 ≤ 2.50 lbs.			> 2.50 lbs.
	S02/MMBtu			S02/MMBtu			S02/MMBtu
	Low	Med	High	Low	Med	High	Low	Med	High		Percent By
By Region	Btu	Btu	Btu	Btu	Btu	Btu	Btu	Btu	Btu	Total	Product
Metallurgical(1):
High Vol A Bituminous	—	—	—	—	—	39.6	—	—	—	39.6	1.7%
Med Vol Bituminous	—	5.1	—	—	—	—	—	—	—	5.1	0.2%
Low Vol Bituminous	—	—	16.0	—	—	26.3	—	—	—	42.3	1.8%
Total Metallurgical	—	5.1	16.0	—	—	65.9	—	—	—	87.0	3.7%
Thermal(1):
High Vol A Bituminous	—	46.0	—	6.1	65.4	12.9	44.5	1,134.4	611.7	1,921.0	81.4%
High Vol B Bituminous	—	—	—	—	101.1	—	—	139.3	—	240.4	10.3%
High Vol C Bituminous	—	—	—	—	—	—	108.3	—	—	108.3	4.6%
Low Vol Bituminous	—	—	—	—	—	—	—	—	4.5	4.5	0.2%
Total Thermal	—	46.0	—	6.1	166.5	12.9	152.8	1,273.7	616.2	2,274.2	96.3%
Total	—	51.1	16.0	6.1	166.5	78.8	152.8	1,273.7	616.2	2,361.2	100.0%
Percent of Total	—%	2.2%	0.7%	0.3%	7.1%	3.2%	6.5%	53.9%	26.1%	100.0%
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

The following table sets forth, with respect to properties that we lease to other coal operators, the total royalty tonnage, acreage leased and the amount of income (net of related expenses) we received from royalty payments for the years ended December 31, 2016, 2015 and 2014.

	Total	Total	Total
	Royalty	Coal	Royalty
	Tonnage	Acreage	Income
Year	(in thousands)	Leased	(in thousands)
2016	3,530	213,371	$9,684
2015	7,459	235,066	$14,914
2014	10,230	281,894	$18,460

Royalty tonnage leased to third parties is not included in the amounts of produced tons that we report. Proven and probable reserves do not include reserves attributable to properties that we lease to third parties.

Production

In the year ended December 31, 2016, 100% of CONSOL Energy's production came from underground mines equipped with longwall mining systems. CONSOL Energy employs longwall mining systems in our underground mines where the geology is favorable and reserves are sufficient. Underground longwall systems are highly mechanized, capital intensive operations. Mines using longwall systems have a low variable cost structure compared with other types of mines and can achieve high productivity levels compared with those of other underground mining methods. Because CONSOL Energy has substantial reserves readily suitable to these operations, CONSOL Energy believes that these longwall mines can increase capacity at a low incremental cost.
The following table shows the production from continuing operations, in millions of tons, for CONSOL Energy's mines for the years ended December 31, 2016, 2015 and 2014, the location of each mine, the type of mine, the type of equipment used at each mine, method of transportation and the year each mine was established or acquired by us.

	Preparation				Tons Produced			Year
	Facility	Mine	Mining		(in millions)			Established
Mine	Location	Type	Equipment	Transportation	2016	2015	2014	or Acquired
PA Mining Operations
Bailey	Enon, PA	U	LW/CM	R R/B	12.1	10.2	12.3	1984
Enlow Fork	Enon, PA	U	LW/CM	R R/B	9.6	9.0	10.6	1990
Harvey (3)	Enon, PA	U	LW/CM	R R/B	3.0	3.6	3.2	2014
Total					24.7	22.8	26.1

CONSOL Energy Portion of Equity Affiliates
Harrison Resources (1)(2)	Cadiz, OH	S	S/L	R T	—	—	0.3	2007
Western Allegheny (1)(2)	Young Township, PA	U	CM	R T	—	0.4	0.5	2010
Total CONSOL Energy Portion of Equity Affiliates					—	0.4	0.8

S	–	Surface
U	–	Underground
LW	–	Longwall
CM	–	Continuous Miner
S/L	–	Stripping Shovel and Front End Loaders
R	–	Rail
R/B	–	Rail to Barge
T	–	Truck
(1)	–	Harrison Resources,and Western Allegheny (includes facilities operated by independent contractors).
(2)	–	Production amounts represent CONSOL Energy's 49% ownership interest. Interest in Harrison Resources was sold in October 2014. Interest in Western Allegheny was sold in September 2015.
(3)	–	Completed development work and was placed in service in March 2014.

Coal Capital

In 2017, CONSOL Energy expects to invest $135 million in the PA Mining Operation division: $120 million allocated to production and $15 million allocated to other activities related to land, safety and water.

Coal Marketing and Sales

The following table sets forth the Company produced tons sold and average sales price for the period indicated:

	Years Ended December 31,
	2016	2015	2014
Company Produced PA Mining Operations Tons Sold (in millions)	24.6	22.9	26.1
Average Sales Price Per Ton Sold– PA Mining Operations	$43.31	$56.36	$61.88

We sell coal produced by our mines and additional coal that is purchased by us for resale from other producers. We maintain United States sales offices in Philadelphia and Pittsburgh. In addition, we sell coal through agents and to brokers and unaffiliated trading companies.

Approximately 75% of our 2016 coal sales were made to U. S. electric generators, 22% of our 2016 coal sales were priced on export markets and 3% of our coal sales were made to other domestic customers. We had sales to over 35 customers from our 2016 coal operations. During 2016, two customers each comprised over 10% of our coal sales, and the top four coal customers accounted for over 40% of our coal sales.

Coal Contracts

We sell coal to an established customer base through opportunities as a result of strong business relationships, or through a formalized bidding process. Contract volumes range from a single shipment to multi-year agreements for millions of tons of coal. The average contract term is between one to three years. As a normal course of business, efforts are made to renew or extend contracts scheduled to expire. Although there are no guarantees, we generally have been successful in renewing or extending contracts in the past. For the year ended December 31, 2016, over 65% of all the coal we produced was sold under contracts with terms of one year or more.

CONSOL Energy expects total consolidated PA Mining Operations annual sales to be approximately 26.0 million tons for both 2017 and 2018.

Coal pricing for contracts with terms of one year or less are generally fixed. Coal pricing for multiple-year agreements generally provide the opportunity to periodically adjust the contract prices through pricing mechanisms consisting of one or more of the following:

•	Fixed price contracts with pre-established prices;

•	Periodically negotiated prices that reflect market conditions at the time;

•	Price restricted to an agreed-upon percentage increase or decrease;

•	Base-price-plus-escalation methods which allow for periodic price adjustments based on inflation indices, or other negotiated indices; or

•	Netback pricing.

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

Distribution

Coal is transported from CONSOL Energy's mining operations to customers by railroad cars, trucks or a combination of these means of transportation. Most customers negotiate their own transportation rates and we employ transportation specialists who negotiate freight and equipment agreements with various transportation suppliers, including railroads, barge lines, terminal operators, ocean vessel brokers and trucking companies for certain customers.

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

Continued demand for CONSOL Energy's coal and the prices that CONSOL Energy obtains are affected by demand for electricity, technological developments, environmental and governmental regulation, and the availability and price of competing coal and alternative fuel supplies. We sell coal to foreign electricity generators which are significantly affected by international demand and competition.

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

Terminal Services

In 2016, approximately 8.1 million tons of coal were shipped through CONSOL Energy's subsidiary, CNX Marine Terminals Inc.'s, exporting terminal in the Port of Baltimore. Approximately 63% of the tonnage shipped was produced by CONSOL Energy's PA Mining Operations. The terminal can either store coal or load coal directly into vessels from rail cars. It is also one of the few terminals in the United States served by two railroads, Norfolk Southern Corporation and CSX Transportation Inc.

Water Division

CNX Water Assets LLC, doing business as CONVEY Water Systems LLC, is a wholly-owned subsidiary of CONSOL Energy and supplies turnkey solutions for water sourcing, delivery and disposal for our E&P operations, supplies solutions for water sourcing, delivery and disposal for third-parties and also provides supplemental water sourcing and marketing efforts on behalf of CNXC. In coordination with our midstream operations, CONVEY Water Systems works to develop solutions that coincide with our midstream operations to offer gas gathering and water delivery solutions in one package to third-parties.

Employee and Labor Relations

At December 31, 2016, CONSOL Energy had 2,307 employees. There were no employees represented by the United Mine Workers of America (UMWA) at December 31, 2016.

Industry Segments

Financial information concerning industry segments, as defined by accounting principles generally accepted in the United States, for the years ended December 31, 2016, 2015 and 2014 is included in Note 23 - Segment Information in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K and incorporated herein.

Laws and Regulations

Overview

Our natural gas and coal mining operations are subject to various types of federal, state and local laws and regulations. Regulations relating to our operations include permitting and other licensing requirements; water withdrawal and procurement for well stimulation purposes; well drilling and casing; well production; well plugging; venting or flaring of natural gas; pipeline compression and transmission of natural gas and liquids; reclamation and restoration of properties after natural gas or coal mining operations are completed; storage, transportation and disposal of materials used or generated by gas and mining operations; the calculation, reporting and disbursement of taxes; gathering of gas production in certain circumstances; surface subsidence from underground mining; discharge of water from coal mining operations; air quality standards; protection of wetlands; endangered plant and wildlife protection; and employee health and safety. Numerous governmental permits and approvals under these laws and regulations are required for gas and mining operations. Lastly, the electric power generation industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for our natural gas and coal products.

Compliance with these laws has substantially increased the cost of natural gas production and mining of coal for all domestic natural gas and coal producers. We also post performance bonds or letters of credit pursuant to state oil and gas laws and regulations to guarantee reclamation of gas well sites and plugging of gas wells. We post surety performance bonds or letters of credit pursuant to federal and state mining laws and regulations for the estimated costs of reclamation and mine closing, often including the cost of treating mine water discharge. We endeavor to conduct our natural gas and mining operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements against a backdrop of variable geologic and seasonal conditions, permit exceedances and violations during natural gas and mining operations can and do occur. The possibility exists that new legislation or regulations may be adopted which would have a significant impact on our natural gas and coal mining operations or our customers' ability to use our gas and coal and may require us or our customers to change their operations significantly or incur substantial costs.

CONSOL Energy is committed to complying with all laws and regulations. This commitment is evident in CONSOL Energy's demonstrated cost and effort to abate and control pollution and/or contamination at its facilities. CONSOL Energy made capital expenditures for environmental control facilities of approximately $0.6 million, $18.4 million, and $19.0 million in the years ended December 31, 2016, 2015 and 2014, respectively. CONSOL Energy does not expect to have any capital expenditures in 2017 for environmental control facilities.

Environmental Laws

Clean Air Act and Related Regulations. The federal Clean Air Act (CAA) and corresponding state laws and regulations regulate air emissions primarily through permitting and/or emissions control requirements. This affects natural gas production and processing operations as well as coal mining, coal handling, and processing.

We are required to obtain pre-approval for construction or modification of certain facilities, to meet stringent air permit requirements, or to use specific equipment, technologies or best management practices to control emissions. On August 16, 2012, the U.S. Environmental Protection Agency (EPA) published final revisions to the New Source Performance Standards (NSPS) to regulate emissions of volatile organic compounds (VOCs) and sulfur dioxide (SO2) from various oil and gas exploration, production, processing and transportation facilities. Additionally, revisions were made to the National Emission Standards for Hazardous Air Pollutants (NESHAPS) to further regulate emissions from the oil and natural gas production sector and the transmission and storage of natural gas. Section 111 of the CAA authorized the EPA to develop technology based standards which apply to specific categories of stationary sources. On June 3, 2016, the EPA finalized updates to the final New Source Performance Standards (NSPS) that created new standards for the regulation of methane and VOC emission sources. The rule includes requirements for new fugitive emission and leak detection testing and reporting requirements. Also on June 3, 2016, the EPA published the final Source Determination Rule which clarified the use of the term “adjacent” in determining Title V air permitting requirements as they apply to the oil and natural gas industry for major sources of air emissions. On August 1, 2016 these updates to the NSPS were challenged in the D.C. Circuit Court of Appeals by industry and state associations and a request for administrative reconsideration was also filed. Additionally, 15 states filed suit and asked the Court of Appeals to review the need for the changes.

On November 30, 2016, the EPA finalized amendments to the Petroleum and Natural Gas Systems source category (Subpart W) of the Greenhouse Gas Reporting Program (GHGRP). This final rule adds new monitoring methods for detecting leaks from oil and gas equipment in the petroleum and natural gas systems source category consistent with the leak detection methods in the NSPS. The action also adds emission factors for leaking equipment to be used in conjunction with these monitoring methods to calculate and report greenhouse gas (GHG) emissions resulting from equipment leaks. The NSPS final rule would add reporting of GHG emissions from certain gathering and boosting systems, completions and workovers of oil wells using hydraulic fracturing, and blowdowns of natural gas transmission pipelines.

The CAA also indirectly and more significantly affects the U.S. coal industry by extensively regulating the air emissions of coal-fired electric power generating plants operated by our customers. Coal contains impurities, such as sulfur, mercury and other constituents, many of which are released into the air when coal is burned. Carbon dioxide (CO2), a regulated GHG, is also emitted when coal is burned. Environmental regulations governing emissions from coal-fired electric generating plants increase the costs to operate and could affect demand for coal as a fuel source and affect the volume of our sales. Moreover, additional environmental regulations increase the likelihood that existing coal-fired electric generating plants will be decommissioned, including plants to which CONSOL Energy sells coal to, and reduce the likelihood that new coal-fired plants will be built in the future.

In early 2012, the EPA promulgated or finalized several rules for New Source Performance Standards (NSPS) for coal- and oil- fired power plants which also have a negative effect on coal-generating facilities. The Utility Maximum Control Technology (UMACT) rule requires more stringent NSPS for particulate matter (PM), SO2 and nitrogen oxides (NOX) and the Mercury and Air Toxics Standards (MATS) rule requires new mercury and air toxic standards. In November 2012, the EPA published a notice of reconsideration of certain aspects of the UMACT and MATS rules. Following reconsideration in April 2013 and again in April 2014, the EPA promulgated final UMACT and MATS rules in November 2014 at which point the standards become applicable to new power plants. The final rules have higher emission limits, but the standards are still stringent and compliance with the rules is expensive.

The CAA requires the EPA to set National Ambient Air Quality Standards (NAAQS) for certain pollutants and the CAA identifies two types of NAAQS. Primary standards provide public health protection, including protecting the health of "sensitive" populations such as asthmatics, children, and the elderly. Secondary standards provide public welfare protection, including protection against decreased visibility and damage to animals, crops, vegetation, and buildings. On October 1, 2015, the EPA finalized the NAAQS for ozone pollution and reduced the limit to 70 parts per billion (ppb) from the previous 75 ppb standard. The final rule could have a large impact on both the oil and gas and coal mining industries as states would be required to update their permitting standards to meet these potentially unachievable limits. Six states have now filed a petition for review in the Court of Appeals for the D.C. Circuit.

On July 6, 2011, the EPA finalized a rule known as the Cross-State Air Pollution Rule (CSAPR). CSAPR regulates cross-border emissions of criteria air pollutants such as SO2 and NOX, as well as byproducts, fine particulate matter (PM2.5) and ozone by requiring states to limit emissions from sources that "contribute significantly" to noncompliance with air quality standards for the criteria air pollutants. If the ambient levels of criteria air pollutants are above the thresholds set by the EPA, a region is considered to be in "nonattainment" for that pollutant and the EPA applies more stringent control standards for sources of air emissions located in the region. In April 2014, the Supreme Court reversed a decision of the D.C. Circuit Court of Appeals that vacated the rule. Following remand and briefing the D.C. Circuit Court of appeals, in October 2014, granted a motion to lift a stay of the rule and allow the EPA to modify the CSAPR compliance deadline by three-years, setting the stage for issuance of the proposed rule. Implementation of CSAPR Phase 1 began in 2015, with Phase 2 scheduled to begin in 2017. On September 7, 2016, the EPA finalized an update to the CSAPR for the 2008 ozone NAAQS by issuing the final CSAPR Update. Starting in May 2017, this rule will reduce summertime (May - September) NOX emissions from power plants in 22 states in the eastern United States.

On March 27, 2012, the EPA published its proposed NSPS for CO2 emissions from new coal-powered electric generating units. The proposed rule would have applied to new power plants and to existing plants that make major modifications. If the rule had been adopted as proposed, only new coal-fired power plants with CO2 capture and storage (CCS) could have met the proposed emission limits. Commercial scale CCS is not likely to be available in the near future, and if available, it may make coal-fired electric generation units uneconomical compared to new gas-fired electric generation units. On January 8, 2014, the EPA re-proposed NSPS for CO2 for new fossil fuel fired power plants and rescinded the rules that were proposed on April 12, 2012.

On September 20, 2013, the EPA issued a new proposal to control carbon emissions from new power plants. Under the Clean Power Plan (CPP) proposal, the EPA would establish separate NSPS for CO2 emissions for natural gas-fired turbines and coal-fired units. The proposed “Carbon Pollution Standard for New Power Plants” replaces the earlier proposal released by the EPA in 2012. On August 3, 2015, the EPA finalized the Carbon Pollution Standards to cut carbon emissions from new, modified and reconstructed power plants, which would have become effective on October 23, 2015.

On June 2, 2014, the EPA proposed additional CPP legislation to cut carbon emissions from existing power plants. Under this proposed rule, the EPA would create emission guidelines for states to follow in developing plans to address GHG emissions from existing fossil fuel-fired electric generating units. Specifically, the EPA is proposing state-specific rate-based goals for CO2 emissions from the power sector, as well as guidelines for states to follow in developing plans to achieve the state-specific goals.

On August 3, 2015, the EPA finalized the CPP Rule to cut carbon pollution from existing power plants, which would have become effective on December 22, 2015. Numerous petitions challenging the CPP Rule have been consolidated into one case, West Virginia v. EPA. While the litigation is still ongoing at the circuit court level, a mid-litigation application to the Supreme Court resulted in a stay of the Clean Power Plan Rule. On September 27, 2016, the en banc D.C. Circuit heard oral argument in the case and a decision is expected in early 2017.

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

Pursuant to a Congressional requirement in the EPA's 2010 budget appropriation, the EPA must conduct a comprehensive study of the potential adverse impact that hydraulic fracturing may have on water quality and public health. Hydraulic fracturing is a way of producing natural gas from tight rock formations such as the Marcellus shale and Utica shale. The EPA initiated the study in early January 2011 and the final assessment report was published on June 4, 2015. The draft report stated that hydraulic fracturing activities have not led to widespread, systemic impacts to drinking water resources. On December 13, 2016, the EPA released its final report on the impacts of hydraulic fracturing on drinking water. While the language was changed and included the possibility of impacts from hydraulic fracturing, it also included the guidance to industry and regulators on how the process can be done safely.

CONSOL Energy utilizes pipelines extensively for its natural gas, water and coal businesses. Mitigation permits from the Army Corps of Engineers (ACOE) are typically required for certain impacts these pipelines cause to streams and wetlands. On April 21, 2014 the EPA published a proposed rule called “Definition of ‘Waters of the United States’ (WoUS) Under the Clean Water Act.” The proposal would expand the scope of the CWA to include previously non-jurisdictional streams, wetlands, and waters, making these areas jurisdictional inter-coastal waters of the U.S. In February 2015 the EPA and ACOE issued a memorandum of understanding to withdraw the WoUS Interpretive Rule. The EPA published the latest version of the WoUS rule (the Clean Water Rule) on June 29, 2015, which was to become effective on August 28, 2015. However, on August 27, 2015, the District Court of North Dakota blocked implementation of the rule in 13 states. On October 9, 2015, the Court of Appeals for the Sixth Circuit blocked implementation of the rule nationwide. The U.S. Supreme Court will now decide which court has jurisdiction - federal appeals court or district courts. A decision is expected sometime in mid 2017.

Safety of Gas Transmission and Gathering Pipelines. On April 8, 2016, The U.S. Department of Transportation (DOT) Pipeline and Hazardous Materials Safety Administration (PHMSA) published in the Federal Register a Notice of Proposed Rule Making (NPRM) that would significantly modify existing regulations related to reporting, impact, design, construction, maintenance, operations and integrity management of gas transmission and gathering pipelines. The proposed rule addresses four congressional mandates and six recommendations by the National Transportation Safety Board. The proposed rule broadens the scope of safety coverage both by adding new assessment and repair criteria for gas transmission pipelines, and by expanding these protocols to include pipelines not formerly regulated by the federal standards. This means extending regulatory requirements to transmission and gathering pipelines of 8 inches and greater in rural class 1 areas, which could increase timeframes and cost to complete projects.

Resource Conservation and Recovery Act. The federal Resource Conservation and Recovery Act (RCRA) and corresponding state laws and regulations affect natural gas operations and coal mining by imposing requirements for the treatment, storage and disposal of hazardous wastes. Facilities at which hazardous wastes have been treated, stored or disposed of are subject to corrective action orders issued by the EPA that could adversely affect our financial results, financial condition and cash flows. On December 28, 2016 the EPA entered into a consent order to resolve outstanding litigation brought by environmental and citizen groups regarding the applicability of RCRA to wastes from oil and gas development activities. The consent order requires the EPA to revise the applicability determination by March 15, 2019.

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

Surface Mining Control and Reclamation Act. The federal Surface Mining Control and Reclamation Act (SMCRA) establishes minimum national operational and reclamation standards for all surface mines, as well as most aspects of underground mines. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. Permits for all mining operations must be obtained from the U.S. Office of Surface Mining (OSM) or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the appropriate state regulatory authority. States that operate federally approved state programs may impose standards which are more stringent than the requirements of SMCRA and OSM's regulations and in many instances have done so. Our active mining complexes are located in Pennsylvania which has primary jurisdiction for enforcement of SMCRA through its approved state program. In addition, SMCRA imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the Abandoned Mine Reclamation Fund (AML Fund), which is used to restore unreclaimed and abandoned mine lands mined before 1977. The current per ton fee is $0.28 per ton for surface mined coal and $0.12 per ton for underground mined coal. These fees are currently scheduled to be in effect until September 30, 2021.

Federal and state laws require bonds to secure our obligations to reclaim lands used for mining and to satisfy other miscellaneous obligations. These bonds are typically renewable on a yearly basis. Surety bond costs have increased while the market terms of surety bonds have generally become less favorable. It is possible that surety-bond issuers may refuse to renew bonds or may demand additional collateral. Any failure to maintain, or inability to acquire, surety bonds that are required by state and federal laws would have a material adverse effect on our ability to produce coal, which could adversely affect our business, financial condition, results of operations, liquidity and cash flows.

Excess Spoil, Coal Mine Waste, Diversions, and Buffer Zones for Perennial and Intermittent Streams. The OSM has issued final amendments to regulations concerning stream buffer zones, stream channel diversions, excess spoil, and coal mine waste to comply with an order issued by the U.S. District Court for the District of Columbia on February 20, 2014, which vacated the stream buffer zone rule that was published December 12, 2008. On July 27, 2015, the OSM published the proposed Stream Protection Rule (SPR). After much debate and thousands of comments, the final SPR was published by the OSM in the Federal Register on December 20, 2016. The final SPR requires the restoration of the physical form, hydrologic function, and ecological function of the segment of a perennial or intermittent stream that a permittee mines through. Additionally, it requires that the post-mining surface configuration of the reclaimed mine site include a drainage pattern, including ephemeral streams, similar to the pre-mining drainage pattern, with exceptions for stability, topographical changes, fish and wildlife habitat, etc. The rule also requires the establishment of a 100-foot-wide streamside vegetative corridor of native species (including riparian species, when appropriate) along each bank of any restored or permanently-diverted perennial, intermittent, or ephemeral stream. This rulemaking is highly anticipated to be subject to Legislative and Executive branch actions to overturn or significantly modify the rule.

Federal Regulation of the Sale and Transportation of Natural Gas

Regulations and orders set forth by the Federal Energy Regulatory Commission (FERC) impact our natural gas business to a certain degree. Although the FERC does not directly regulate our natural gas production activities, the FERC has stated that it intends for certain of its orders to foster increased competition within all phases of the natural gas industry. Additionally, the FERC continues to review its transportation regulations, including whether to allocate all short-term capacity on the basis of competitive auctions and whether changes to its long-term transportation policies may also be appropriate to avoid a market bias toward short-term contracts. The FERC has also issued numerous orders confirming the sale and abandonment of natural gas gathering facilities previously owned by interstate pipelines and acknowledging that if the FERC does not have jurisdiction over services provided by these facilities, then such facilities and services may be subject to regulation by state authorities in accordance with state law. We own certain natural gas pipeline facilities that we believe meet the traditional tests which the FERC has used to establish a pipeline's status as a gatherer not subject to the FERC jurisdiction.

Health and Safety Laws

Occupational Safety and Health Act. Our gas operations are subject to regulation under the federal Occupational Safety and Health Act (OSHA) and comparable state laws in some states, all of which regulate health and safety of employees at our natural gas operations. Also, OSHA's hazardous communication standard requires that information be maintained about hazardous materials used or produced by our natural gas operations and that this information be provided to employees, state and local governments and the public.

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

On October 2, 2015, the Mine Safety and Health Administration (MSHA) published proposed rules for underground coal mining operations concerning proximity detection systems for coal hauling machines and scoops. On January 15, 2015, MSHA published a final rule requiring underground coal mine operations to equip continuous mining machines, except full-face continuous mining machines, with proximity detection systems. The proximity detection system strengthens protection for miners by reducing the potential of pinning, crushing and striking hazards that result in accidents involving life-threatening injuries and death. The final rule became effective March 15, 2015 and included a phased in schedule for newly manufactured and in-service equipment. In 2010 MSHA rolled out the “End Black Lung, Act Now” initiative. As a result, MSHA implemented a new final rule on August 1, 2014 to lower miners’ exposure to respirable coal mine dust including using the new Personal Dust Monitor (PDM) technology. This final rule was implemented in three phases. The first phase began August 1, 2014 and utilizes the current gravimetric sampling device to take full shift dust samples from the current designated occupations and areas. It also requires additional record keeping and immediate corrective action in the event of overexposure. The second phase began February 1, 2016 and requires additional sampling for designated and other occupations using the new continuous personal dust monitor (CPDM) technology, which provides real time dust exposure information to the miner. CONSOL Energy ordered the necessary CPDM equipment required to meet compliance with the new rule at a cost of $2 million. We also hired Dust Coordinators and Dust Technicians to meet the staffing demand to manage compliance with the new rule. The final phase of the rule was effective on August 1, 2016. when the current respirable dust standard was reduced from 2.0 to 1.5mg/m3 for designated occupations and from 1.0 to 0.5mg/m3 for Part 90 Miners.

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

Other State and Local Laws Related to Our Natural Gas Business

Regulation Affecting Gas Operations. Our natural gas operations are also subject to regulation at the state and in some cases, county, municipal and local governmental levels. Such regulation includes requiring permits for the siting and construction of well pads and roads, drilling of wells, bonding requirements, protection of ground water and surface water resources and protection of drinking water supplies, the method of drilling and casing wells, the surface use and restoration of well sites, gas flaring, the plugging and abandoning of wells, the disposal of fluids used in connection with operations and natural gas operations producing coalbed methane in relation to active mining. A number of states have either enacted new laws or may be considering the adequacy of existing laws affecting gathering rates and/or services. Other state regulation of gathering facilities generally includes various safety, environmental and in some circumstances, nondiscriminatory take requirements but does not generally entail rate regulation. Thus, natural gas gathering may receive greater regulatory scrutiny of state agencies in the future. Our gathering operations could be adversely affected should they be subject in the future to increased state regulation of rates or services, although we do not believe that they would be affected by such regulation any differently than other natural gas producers or gatherers. However, these regulatory burdens may affect profitability, and we are unable to predict the future cost or impact of complying with such regulations.

Ownership of Mineral Rights. CONSOL Energy acquires ownership or leasehold rights to oil and gas properties and coal properties prior to conducting operations on those properties. As is customary in the natural gas and coal industries, we have generally conducted only a summary review of the title to oil and gas rights and coal rights that are not in our development plans, but which we believe we control. This summary review is conducted at the time of acquisition or as part of a review of our land records to determine control of mineral rights. Given CONSOL Energy's long history as a coal producer, we believe we have a well-developed ownership position relating to our coal control; however, our ownership of oil and gas rights, particularly those rights that we acquired in connection with our historic coal operations and some of the rights we acquired in 2010, as part of an acquisition, are less developed. As we continue to review our land records and confirm title in anticipation of development, we expect that adjustments to our ownership position (either increases or decreases) will be required.

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
Deterioration in the global economic conditions in any of the industries in which our customers operate, or a worldwide financial downturn, or negative credit market conditions may have a materially adverse effect on our liquidity, results of operations, business and financial condition that we cannot predict.
Economic conditions in a number of industries in which our customers operate, such as electric power generation and steel-making, substantially deteriorated in recent years and reduced the demand for natural gas and coal. The general economic challenges for some of our customers continued in 2016 and the outlook is uncertain. In addition, liquidity is essential to our business and developing our assets. Renewed or continued weakness in the economic conditions of any of the industries we serve or are served by our customers could adversely affect our business, financial condition, results of operation and liquidity in a number of ways. For example:

•
demand for natural gas and electricity in the United States is impacted by industrial production, which if weakened would negatively impact the revenues, margins and profitability of our natural gas and thermal coal business;

•	the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables;

•
our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital for our business including for exploration and/or development of our natural gas or coal reserves; and

•
a decline in our creditworthiness, which may require us to post letters of credit, cash collateral, or surety bonds to secure certain obligations, all of which would have an adverse effect on our liquidity.

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
Our E&P division’s products (natural gas, natural gas liquids, oil and condensate) accounted for approximately 42% of the total company outside sales revenues from continuing operations in 2016, with natural gas and natural gas liquids representing 97% of the E&P division’s outside sales revenues. Natural gas, natural gas liquids, oil and condensate prices are very volatile and can fluctuate widely based upon supply from energy producers relative to demand for these products and other factors beyond our control. The sale to Murray Energy in 2013 of almost one half of our thermal coal production and the sale of our Buchanan Mine in 2016 increased our exposure to fluctuations in the price of natural gas, natural gas liquids, oil and condensate.

In particular, while demand for natural gas has recovered to pre-recession levels, the U.S. natural gas industry continues to face concerns of oversupply due to the success of Marcellus and other new shale plays. The oversupply of natural gas in 2012 resulted in domestic prices hovering around ten year lows, and drilling continued in these plays, despite these lower gas prices, to meet drilling commitments. Although gas prices recovered somewhat during 2013 and the first quarter of 2014, they again significantly declined in the latter part of 2014 due to oversupply and remained at depressed levels throughout 2015 and 2016.

Our natural gas operations are geographically concentrated in the mid-Atlantic states. The success of the Marcellus Shale and Utica plays has resulted in growth in natural gas production in this region with production per day in Pennsylvania, West Virginia and Ohio more than doubling since 2011. Traditionally, natural gas produced in the mid-Atlantic states sold at a premium to the benchmark Louisiana Henry Hub prices. However, as Appalachian production increased this premium narrowed and during 2014 and continuing into 2015 and 2016, the spot prices at some Appalachian hubs fell below Henry Hub prices. This decline, or negative basis, to the Henry Hub price is forecasted to continue in future years. The oversupply in the Appalachian Basin may persist if current pipeline projects to move gas out of the basin are delayed by permitting or environmental lawsuits.

An extended period of lower natural gas prices can negatively affect us in several other ways. These include reduced cash flow, which decreases funds available for capital expenditures to replace reserves or increase production. For example, in light of the low natural gas prices continuing from 2014 into 2015, we substantially decreased our 2016 capital expenditures and the drilling of new shale wells. In 2017, we expect our capital expenditures to increase to approximately $555 million from $227 million in 2016. Also, our access to other sources of capital, such as equity or long-term debt markets, could be severely limited or unavailable. Additionally, lower natural gas prices may reduce the amount of natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs, or if our estimates of development costs increase, production data factors change or our exploration results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our natural gas properties. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management's plans change with respect to those assets. For example, in the second quarter of 2015, we had an impairment charge of approximately $829 million for our natural gas assets, primarily shallow oil and gas assets. We may incur impairment charges in the future, which could have an adverse effect on our results of operations in the period taken.

We have increased development activity in areas of shale formations which may also contain natural gas liquids, condensate and/or oil. The prices for natural gas liquids, condensate and oil are also volatile for reasons similar to those described above regarding natural gas. As a result of increasing supply, condensate and oil prices have exhibited great volatility. In addition, similar to the oversupply of natural gas, increased drilling activity by third-parties in formations containing natural gas liquids has led to a decline of over 60% since 2014 in the uplift we receive, on an Mcfe equivalent basis when excluding hedging impact, from natural gas liquids. Our results of operation may be adversely affected by a continued depressed level of or further downward fluctuations in natural gas liquids, condensate and oil prices.

Apart from issues with respect to the supply of products we produce, demand can fluctuate widely due to a number of matters beyond our control, including:

•	changes in the consumption pattern of industrial consumers, electricity generators and residential users of electricity and natural gas;

•
weather conditions in our markets which affect the demand for natural gas and thermal coal (for example, the unusually warm 2015 - 2016 winter left utilities with large coal stockpiles and depressed the demand for thermal coal);

•	with respect to thermal coal, the price and availability of natural gas and the price and supply of imported liquefied natural gas;

•	with respect to natural gas, the price and availability of thermal coal;

•	technological advances affecting energy consumption;

•	the costs, availability and capacity of transportation infrastructure;

•	proximity and capacity of natural gas pipelines and other transportation facilities; and

•
the impact of domestic and foreign governmental laws and regulations, including environmental and climate change regulations and regulations affecting the coal mining industry and coal-fired power plants, and delays in the receipt of, failure to receive, failure to maintain or revocation of necessary governmental permits.

The coal industry also faces concerns with respect to oversupply from time to time. For example, U.S. coal exports decreased by 32% during the first half of 2016 compared with the first half of 2015, as global supply exceeded demand for both thermal and metallurgical coal. Our average sales price per ton sold in 2016 declined 23% from 2015 due to imbalanced supply and demand, and a substantial or extended decline in the prices we receive for our coal could adversely affect our business, results of operations, financial condition, cash flows and liquidity.
Foreign currency fluctuations could adversely affect the competitiveness of our coal and natural gas liquids abroad.

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

During the year ended December 31, 2016, approximately 65% of the coal CONSOL Energy produced from continued operations was sold under multi-year sales contracts. If a substantial portion of our multi-year sales contracts are modified or terminated, if force majeure is exercised, or if we are unable to replace or extend the contracts or new contracts are priced at lower levels, our profitability would be adversely affected. The profitability of our multi-year sales coal supply contracts depends on a variety of factors, which vary from contract to contract and fluctuate during the contract term, including our production costs and other factors. Price changes, if any, provided in long-term supply contracts may not reflect our cost increases, and therefore, increases in our costs may reduce our profit margins. In addition, during periods of declining market prices, provisions in our long-term coal contracts for adjustment or renegotiation of prices and other provisions may increase our exposure to short-term coal price and electric power price volatility. As a result, we may not be able to obtain long-term agreements at favorable prices compared to either market conditions, as they may change from time to time, or our cost structure, which may reduce our profitability.

The loss of, or significant reduction in, purchases by our largest coal customers or the failure of any of our customers to buy and pay for coal they committed to purchase could adversely affect our business, financial condition, results of operation and cash flows.

For the year ended December 31, 2016, we derived over 10% of our coal sales revenue from two coal customers individually and approximately 40% of our total sales revenue were derived from our four largest coal customers. At December 31, 2016, we had approximately nine coal supply agreements with these top two customers that expire at various times from 2017 to 2018. There are inherent risks whenever a significant percentage of total revenues are concentrated with a limited number of customers. Revenues from our largest customers may fluctuate from time to time based on numerous factors, including market conditions, which may be outside of our control. If any of our largest customers experience declining revenues due to market, economic or competitive conditions, we could be pressured to reduce the prices that we charge for our coal, which could have an adverse effect on our margins, profitability, cash flows and financial position. In addition, if any customers were to significantly reduce their purchases of coal from us, including by failing to buy and pay for coal they committed to purchase in sales contracts, our business, financial condition, results of operations and cash flows could be adversely affected.

Our ability to collect payments from our customers could be impaired if their creditworthiness declines or if they fail to honor their contracts with us.

Our ability to receive payment for natural gas and coal sold and delivered depends on the continued creditworthiness of our customers. Many utilities have sold their power plants to non-regulated affiliates or third parties that may be less creditworthy, thereby increasing the risk we bear with respect to payment default. These new power plant owners may have credit ratings that are below investment grade. In addition, some of our customers have been adversely affected by the current economic downturn, which may impact their ability to fulfill their contractual obligations. Competition with other coal suppliers could force us to extend credit to customers and on terms that could increase the risk we bear with respect to payment default. We also have a contract to supply coal to an energy trading and brokering customer under which that customer sells coal to end users. If the creditworthiness of our energy trading and brokering customer declines, we may not be able to collect payment for all coal sold and delivered to this customer. If the creditworthiness of our customers declines significantly, our business could be adversely affected. In addition, if customers refuse to accept shipments of our coal for which they have an existing contractual obligation, our revenues will decrease and we may have to reduce production at our mines until our customers’ contractual obligations are honored. Our inability to collect payment from counterparties to our sales contracts may have a materially adverse effect on our business, financial condition, results of operations and cash flows.

Our natural gas business depends on gathering, processing and transportation facilities owned by others and the disruption of, capacity constraints in, or proximity to pipeline systems could limit sales of our natural gas and natural gas liquids. Similarly, the availability and reliability of transportation facilities and fluctuations in transportation costs could affect the demand for our coal or impair our ability to supply coal to our customers.

We gather, process and transport our natural gas to market by utilizing pipelines and facilities owned by others. If pipeline or facility capacity is limited, or if pipeline or facility capacity is unexpectedly disrupted for any reason, our natural gas sales and/or sales of natural gas liquids could be limited, reducing our profitability. If we cannot access processing pipeline transportation facilities, we may have to reduce our production of natural gas. If our sales of natural gas or natural gas liquids are reduced because of transportation or processing constraints, our revenues will be reduced and our unit costs will also increase. If pipeline quality standards change, we might be required to install additional processing equipment which could increase our costs. The pipeline could also curtail our flows until the natural gas delivered to their pipeline is in compliance. Any reduction in our production of natural gas or increase in our costs could materially adversely affect our business, financial condition, results of operations and cash flows.

Additionally, we have various firm transportation, natural gas processing, gathering and other agreements in place, many of which have minimum volume delivery commitments. Lower commodity prices may lead to reductions in our drilling program, which may result in insufficient production to utilize our full firm transportation and processing capacity. We are obligated to pay fees on minimum volumes to our service providers regardless of actual volume throughput. If we have insufficient production to meet the minimum volumes, our cash flow from operations will be reduced, which may require us to reduce or delay our planned investments and capital expenditures or seek alternative means of financing, all of which may have a material adverse effect our business, financial condition, results of operations and cash flows.

Transportation logistics play an important role in allowing us to supply coal to our customers. Any significant delays, interruptions or other limitations on the ability to transport our coal could negatively affect our operations. Our coal is transported from our mining complex by rail, truck or a combination of these methods. To reach markets and end customers, our coal may also be transported by barge or by ocean vessels loaded at terminals. Disruption of transportation services because of weather-related problems, strikes, lock-outs, terrorism, governmental regulation, third-party action or other events could temporarily impair our ability to supply coal to customers and adversely affect our profitability. In addition, transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customers’ purchasing decision. Increases in transportation costs, including increases resulting from emission control requirements and fluctuation in the price of diesel fuel and demurrage, could make our coal less competitive. Any disruption of the transportation services we use or increase in transportation costs could have a materially adverse effect on our business, financial condition, results of operations and cash flows.

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

We compete with other coal producers primarily on the basis of price, coal quality, transportation costs and reliability. We compete with coal producers in various regions of the United States and with some foreign coal producers for domestic sales primarily to electric power generators. Demand for our thermal coal by our principal electric power generator customers is affected by the delivered price of competing coals, other fuel supplies and alternative generating sources, including nuclear, natural gas, oil and renewable energy sources, such as hydroelectric and wind power. The domestic coal industry has experienced consolidation in recent years, including consolidation among some of our major competitors. In addition, substantial overcapacity exists in the coal industry and most large coal companies have filed bankruptcy proceedings which could enable them to lower their production costs and thereby reduce the price for their coal. We cannot assure you that the result of current or further consolidation in the coal industry or current or future bankruptcy proceedings of our coal competitors will not adversely affect our competitive position. We also compete with both domestic and foreign coal producers for sales in international markets. We sell coal to foreign electricity generators, which sales are significantly affected by international demand and competition. Potential changes to international trade agreements, trade concessions or other political and economic arrangements may benefit coal producers operating in countries other than the United States. We cannot assure you that we will be able to compete on the basis of price or other factors with companies that in the future may benefit from favorable foreign trade policies or other arrangements.

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

Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air along with fine particulate matter and carbon dioxide when it is burned. Complying with regulations on these emissions can be costly for electric power generators. For example, in order to meet the federal Clean Air Act limits for sulfur dioxide emissions from electric power plants, coal users will need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase) or switch to other fuels. Each option has limitations. Lower sulfur coal may be more costly to purchase on an energy basis than higher sulfur coal depending on mining and transportation costs. The cost of installing scrubbers is significant and emission allowances may become more expensive as their availability declines. Switching to other fuels may require expensive modification of existing plants. Because higher sulfur coal currently accounts for a significant portion of our sales, the extent to which electric power generators switch to alternative fuel could materially affect us. Recent EPA rulemaking proceedings requiring additional reductions in permissible emission levels of impurities by coal-fired plants will likely make it more costly to operate coal-fired electric power plants and may make coal a less attractive fuel alternative for electric power generation in the future. Examples are (i) implementation of Phase 1 of the Cross-State Air Pollution Rule (CSAPR) that began in May 2015 with implementation of Phase 2 planned to begin in 2017; (ii) on December 3, 2015 the EPA issued the proposed CSAPR Update Rule to require reductions of seasonal nitrogen oxides (NOX) emissions from power plants in 23 of the original 28 proposed Eastern states to address interstate ozone air quality impacts for downwind states; (iii) on October 1, 2015 the EPA finalized a revised National Ambient Air Quality Standards (NAAQS) for ozone pollution and reduced the limit to 70 parts per billion from the previous 75 parts per billion standard; and (iv) promulgation in 2011 of the Utility Maximum Achievable Control Technology (Utility MACT) rule, better known as the Mercury and Air Toxics Standard (MATS) rule, which included more stringent new source performance standards (NSPS) for particulate matter (PM), mercury, sulfur dioxide (SO2) and nitrogen oxides (NOX), for new and existing coal-fired power plants (amended in November 2014). On June 29, 2015, the U.S. Supreme Court rejected the EPA MATS rule, ruling that the agency unreasonably overlooked the costs associated with the regulation, and sent the rule back to the D.C. Circuit Court to determine whether to remand and allow the EPA to address the rule's deficiencies or to vacate and nullify the rule; nevertheless most coal-fired electric power generators have already taken steps to comply with the rule. Six states have filed petitions for review of the new EPA NAAQS ozone pollution standard with the D.C. Circuit Court.

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

Regulation of greenhouse gas emissions may increase our operating costs and reduce the value of our natural gas and coal assets and such regulation, as well as uncertainty concerning such regulation could adversely impact the market for natural gas and coal, as well as for our securities.

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

The EPA, under the Climate Action Plan, has elected to regulate GHGs under the Clean Air Act (CAA) to limit emissions of carbon dioxide (CO2) from coal-fired and natural gas-fired power plants. On September 20, 2013, the EPA re-proposed New Source Performance Standards (NSPS) for CO2 from new power plants and on June 2, 2014, the EPA re-proposed NSPS for CO2 from existing and modified/reconstructed power plants, which rescinded the rules that were originally proposed in 2012. On August 3, 2015, the EPA finalized the Carbon Pollution Standards to cut carbon emissions from new, modified and reconstructed power plants, which became effective on October 23, 2015. In another proposed rulemaking related to CO2 emissions, on June 2, 2014, the EPA proposed the Clean Power Plan Rule to cut carbon emissions from existing power plants. Under this proposed rule, the EPA would create emission guidelines for states to follow in developing plans to address greenhouse gas emissions from existing fossil fuel-fired electric generating units. Specifically, the EPA is proposing state-specific rate-based goals for CO2 emissions from the power sector, as well as guidelines for states to follow in developing plans to achieve the state-specific goals. On August 3, 2015, the EPA finalized the Clean Power Plan Rule to cut carbon pollution from existing power plants, which became effective on December 22, 2015. Numerous petitions challenging the Clean Power Plan Rule have been consolidated into one case, West Virginia v. EPA. While the litigation is still ongoing at the circuit court level, a mid-litigation application to the Supreme Court resulted in a stay of the Clean Power Plan Rule. On September 27, 2016, an en banc panel of the U.S. Court of Appeals for the D.C. Circuit heard oral arguments in the case and a decision is expected in early 2017.

Internationally, the Kyoto Protocol, which set binding emission targets for developed countries (which was not ratified by the United States) was nominally extended past its expiration date of December 2012 with a requirement for a new legal construct to be put into place by 2015. In December 2015, the United Nations Climate Change Conference was held and an agreement was reached between the countries participating in the conference, including the United States, to limit global warming to less than 2 degrees Celsius (3.6° Fahrenheit) compared to pre-industrial levels. This agreement, known as the Paris Agreement, calls for zero net anthropogenic greenhouse gas emission to be reached during the second half of the 21st century. Each party is to prepare a plan on its contributions to reach this goal; each plan is to be filed in a publicly available registry. In addition, in November 2014, President Obama announced that the United States would seek to cut net greenhouse gas emissions 26-28 percent below 2005 levels by 2025 in return for China's commitment to seek to peak emissions around 2030, with concurrent increases in renewable energy. The United States participation in the Paris Agreement is unclear with the change in Administration in January 2017.

Additionally, coalbed methane must be expelled from our underground coal mines for mining safety reasons and is vented into the atmosphere when the coal is mined. Coalbed methane has a greater GHG effect than carbon dioxide. If regulation of GHG emissions does not exempt the release of coalbed methane, we may have to further reduce our methane emissions, pay higher taxes, incur costs to purchase credits that permit us to continue operations as they now exist at our underground coal mines or perhaps curtail coal production.

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

In addition, there have also been efforts in recent years affecting the investment community, including investment advisers, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. The impact of such efforts may adversely affect the demand for and price of securities issued by us, and impact our access to the capital and financial markets.

Environmental regulations introduce uncertainty that could adversely impact the market for natural gas and coal with potential short and long-term liabilities.

The Federal Endangered Species Act (ESA) and similar state laws protect species endangered or threatened with extinction. Protection of endangered and threatened species may cause us to modify gas well pad siting or pipeline right of ways, mining plans, or develop and implement species-specific protection and enhancement plans to avoid or minimize impacts to endangered species or their habitats. A number of species indigenous to the areas where we operate are protected under the ESA. On January 14, 2016, the US Fish and Wildlife Service (USFWS) finalized a rule exempting certain types of “take” of northern long-eared bats from the requirement to obtain an incidental take permit, pursuant to Section 4(d) of the Endangered Species Act. This listing could lead to significant timing and critical path hurdles, ultimately limiting the ability to clear timber for construction activities in our operations area.

Other species that are being considered for listing as endangered under the ESA are the Big Sandy Crayfish, the Guyandotte River Crayfish and the Rusty Patched Bumble Bee, all of which if listed have the potential to interfere with the proposed layout of our mine plans and surface facilities, including natural gas well pads, compressor stations and pipelines, as well as the manner in which we operate our mines and facilities. USFWS has stated that the primary threats to crayfishes throughout their respective ranges are land-disturbing activities that increase erosion and sedimentation, which degrades the stream habitat required by both species. Identified sources of ongoing erosion and sedimentation that occur throughout the ranges of the species include active surface coal mining, commercial forestry, unpaved roads, natural gas and oil development, and road construction. This has the potential to disrupt future mining and natural gas activities in Appalachia.

On December 19, 2016, the federal Office of Surface Mining released final regulations to the Stream Protection Rule, which is intended to prevent or minimize impacts to surface water and groundwater from coal mining. The rule will require companies to restore streams and return mined areas to the uses they were capable of supporting prior to mining activities, and replant these areas with native trees and vegetation, unless that would conflict with the implemented land use. The rule requires the testing and monitoring of the condition of streams that might be affected by mining - before, during and after their operations - to provide baseline data that ensures operators can detect and correct problems that could arise, and restore mined areas to their previous condition. The final SPR requires the restoration of the physical form, hydrologic function, and ecological function of the segment of a perennial or intermittent stream that a permittee mines through. Additionally, it requires that the post-mining surface configuration of the reclaimed mine site include a drainage pattern, including ephemeral streams, similar to the pre-mining drainage pattern, with exceptions for stability, topographical changes, fish and wildlife habitat, etc. The rule also requires the establishment of a 100-foot-wide streamside vegetative corridor of native species (including riparian species, when appropriate) along each bank of any restored or permanently-diverted perennial, intermittent, or ephemeral stream. This rulemaking is highly anticipated to be subject to Legislative and Executive branch actions to overturn or significantly modify the rule.

CONSOL Energy utilizes pipelines extensively for its natural gas, water and coal businesses. Mitigation permits from the Army Corps of Engineers (ACOE) are typically required for certain impacts these pipelines cause to streams and wetlands. On April 21, 2014 the EPA published a proposed rule called “Definition of ‘Waters of the United States’ (WoUS) Under the Clean Water Act.” The proposal would expand the scope of the CWA to include previously non-jurisdictional streams, wetlands, and waters, making these areas jurisdictional inter-coastal waters of the U.S. In February 2015 the EPA and ACOE issued a memorandum of understanding to withdraw the WoUS Interpretive Rule. The EPA published the latest version of the WoUS rule (the Clean Water Rule) on June 29, 2015, which was to become effective on August 28, 2015. However, on August 27, 2015, the District Court of North Dakota blocked implementation of the rule in 13 states. On October 9, 2015, the Court of Appeals for the Sixth Circuit blocked implementation of the rule nationwide. The U.S. Supreme Court will now decide which court has jurisdiction - federal appeals court or district courts. A decision is expected sometime in mid 2017.

Management and regulation of point source discharges covered under the National Pollutant Discharge Eliminations System (NPDES) of the CWA have undergone recent changes and proposed changes at both the state and federal level that have the potential to affect the long-term treatment and discharge of water from coal mines. States are required by the CWA to conduct a comprehensive review of the state water quality standards every three years (the "Triennial Review"). WV has issued an emergency rule effective June 21, 2014 and proposed amendments under 47 CSR 2 with specific requirements for the discharge of aluminum and selenium that pose potential impacts on the coal industry. Ohio (OH) is currently reviewing the current 401 and 404 permitting program to propose new amendments.

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

State regulations for horizontal well drilling and well site construction have been proposed and finalized. In September, 2015, PA published a final rulemaking on the revisions to the Environmental Protection Performance Standards at Oil and Gas Well Sites (Chapters 78 and 78a). These rules are the subject of pending litigation. OH passed Horizontal Well Site Construction Rules which will become effective in July 2015. OH is also in the process of reviewing and possibly adopting additional horizontal development rules.

Our natural gas and coal mining operations are subject to operating risks, including our reliance upon third-party contractors, which could increase our operating expenses and decrease our production levels which could adversely affect our results of operations. Our natural gas and coal operations are also subject to hazards and any losses or liabilities we suffer from hazards which occur in our operations may not be fully covered by our insurance policies.

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

Our coal mining operations are underground mines. Underground mining and related processing activities present inherent risks of injury to persons and damage to property and equipment. Our mines are subject to a number of operating risks that could disrupt operations, decrease production and increase the cost of mining at particular mines for varying lengths of time thereby adversely affecting our operating results. In addition, if an operating risk occurs in our mining operations, we may not be able to produce sufficient amounts of coal to deliver under our multi-year coal contracts. Our inability to satisfy contractual obligations could result in our customers initiating claims against us or canceling their contracts. The operating risks that may have a significant impact on our coal operations include:

•	variations in thickness of the layer, or seam, of coal;

•
adverse geological conditions, including amounts of rock and other natural materials intruding into the coal that could affect the stability of the roof and the side walls of the mine - for example, unit costs were negatively impacted in 2016 due to adverse geological conditions at Enlow Fork mine, primarily related to sandstone intrusions, which resulted in reduced coal production at that mine;

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

We also rely upon third-party contractors to provide key services to our natural gas operations. We contract with third-parties for well services, related equipment, and qualified experienced field personnel to drill wells and conduct field operations. The demand for these field services in the natural gas and oil industry can fluctuate significantly. Higher oil and natural gas prices generally stimulate increased demand causing periodic shortages. These shortages may lead to escalating prices for drilling equipment, crews and associated supplies, equipment and services. Shortages may lead to poor service and inefficient drilling operations and increase the possibility of accidents due to the hiring of inexperienced personnel and overuse of equipment by contractors. In addition, the costs and delivery times of equipment and supplies are substantially greater in periods of peak demand. Accordingly, we cannot assure that we will be able to obtain necessary drilling equipment and supplies in a timely manner or on satisfactory terms, and we may experience shortages of, or increases in the costs of, drilling equipment, crews and associated supplies, equipment and field services in the future. We utilize third-party contractors to provide land acquisition and related services to support our land operational needs for both natural gas and coal segments. We also use third-party contractors to provide construction and specialized services to our coal mining operations. A decrease in the availability of field services or equipment and supplies, an increase in the prices charged for field services, equipment and supplies, or the failure of third-party contractors to provide quality field services to us, could decrease our natural gas and coal production, increase our costs of natural gas and coal production, and decrease our anticipated profitability.

We attempt to mitigate the risks involved with increased natural gas industrial activity by entering into “take or pay” contracts with well service providers which commit them to provide field services to us at specified levels and commit us to pay for field services at specified levels even if we do not use those services. However, these contracts expose us to economic risk during a downturn in demand or during periods of oversupply. For example, in 2016 due to the oversupply of gas in our markets, we made payments under these contracts of approximately $33 million for field services that we did not use. Having to pay for services we do not use decreases our cash flow and increases our costs of production.

We may not be able to obtain equipment, parts and raw materials in a timely manner, in sufficient quantities or at reasonable costs to support our coal mining and natural gas operations.

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

We use equipment in our coal mining and transportation operations such as continuous mining units, conveyors, shuttle cars, rail cars, locomotives, roof bolters, shearers and shields. We procure this equipment from a concentrated group of suppliers, and obtaining this equipment often involves long lead times. Occasionally, demand for such equipment by mining companies can be high and some types of equipment may be in short supply. Delays in receiving or shortages of this equipment, as well as the raw materials used in the manufacturing of supplies and mining equipment, which, in some cases, do not have ready substitutes, or the cancellation of our supply contracts under which we obtain equipment and other consumables, could limit our ability to obtain these supplies or equipment. In addition, if any of our suppliers experiences an adverse event, or decides to no longer do business with us, we may be unable to obtain sufficient equipment and raw materials in a timely manner or at a reasonable price to allow us to meet our production goals and our revenues may be adversely impacted. We use considerable quantities of steel in the mining process. If the price of steel or other materials increases substantially or if the value of the U.S. dollar declines relative to foreign currencies with respect to certain imported supplies or other products, our operating expenses could increase. Any of the foregoing events could materially and adversely impact our business, financial condition, results of operations or cash flows.

Additionally, we rely on a supply of drilling rigs, equipment, personnel and services in our naturual gas operations. The demand for this equipment and for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers, and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with natural gas and oil prices, causing periodic shortages. Historically, there have been shortages of drilling and workover rigs, pipe and other equipment as demand for rigs and equipment has increased along with the number of wells being drilled. We cannot predict whether these conditions will exist in the future and, if so, what their timing and duration will be. Such shortages could delay or cause us to incur significant expenditures that are not provided for in our capital budget, which events could materially and adversely impact our business, financial condition, results of operations, or cash flows.

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

Our coal production is dependent on our ability to obtain various federal and state permits and approvals to mine our coal reserves. The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by regulators. The EPA also has the authority to veto permits issued by the U.S. Army Corps of Engineers under the Clean Water Act’s Section 404 program that prohibits the discharge of dredged or fill material into regulated waters without a permit. In addition, the public, including non-governmental organizations and individuals, have certain statutory rights to comment upon and otherwise impact the permitting process, including through court intervention. The pace with which the government issues permits needed for new operations for  on-going operations  to  continue  mining continues to pose significant negative effects. Further, in 2011 the EPA revoked an ACOE-issued Section 404 permit to a coal mining operator. Following the U.S. Supreme Court’s refusal in March 2012 to hear an appeal from the D.C. Circuit Court’s ruling upholding the EPA’s power to revoke a permit, in September 2014 the U.S. Court of Appeals upheld the EPA’s action to revoke the permit. In addition, in July 2014 the D.C Circuit reversed a lower court’s decision and affirmed the EPA’s authority to adopt the Enhanced Coordination Process governing coordination with the ACOE in the processing of CWA permits. The Court also rejected challenges to EPA’s 2012 “Final Guidance” document regarding appropriate permit conditions, namely those affecting acceptable conductivity limits (e.g., acceptable ionic strength to support aquatic life). However, the Court left it up to the states on whether to adopt the guideline recommendations when issuing final NPDES permits. This decision has left coal mining permits in some degree of uncertainty whether the EPA will concur with a state’s draft permit conditions should they not contain specified limits regarding conductivity, further increasing operational uncertainty and costs.

The pace with which the government issues permits needed for new operations and for on-going operations to continue coal mining has negatively impacted expected production. These delays or denials of coal mining permits could reduce our production, cash flows and results of operations.

In addition, in 2005, the Pennsylvania Department of Environmental Protection (“PADEP”) issued a technical guidance document that imposes standards in the material mining permits that we hold relating to our Pennsylvania Operations, including costly stream mitigation and monitoring requirements and alterations to our longwall mining plans.

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

In addition, there is the possibility that we could incur substantial costs as a result of violations under environmental laws. Any additional laws, regulations and other legal requirements enacted or adopted by federal, state and local authorities, as well as foreign authorities or new interpretations of existing legal requirements by regulatory bodies relating to the protection of the environment could further affect our costs of operations and competitive position. The Clean Water Act is being used by opponents of mountain top removal mining as a means to challenge permits and bring citizen suits to make coal mining more expensive. At CONSOL Energy’s subsidiary Fola Coal Company, LLC, six citizen suits have been filed challenging water discharge permits. Two of those suits were settled in 2014, and at least two are potentially affected by recent settlements by another mining operator in a similar case.

Existing and future government laws, regulations and other legal requirements relating to protection of the environment, and others that govern our business may increase our costs of doing business for natural gas, and may restrict our natural gas operations.

Regulations applicable to the natural gas industry are under constant review for amendment or expansion at the federal and state level. Any future changes may affect, among other things, the pricing or marketing of natural gas production. For example, hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations such as the Marcellus Shale. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. Hydraulic fracturing is currently exempt from regulation under the federal Safe Drinking Water Act, except for hydraulic fracturing using diesel fuel. The disposal of produced water, drilling fluids and other wastes in underground injection disposal wells is regulated by the EPA under the federal Safe Drinking Water Act or by the states under counterpart state laws and regulations. The imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct hydraulic fracturing operations or to dispose of waste resulting from such operations. The EPA commenced a study of the potential environmental impacts of hydraulic fracturing activities and the final report was issued in December 2016.

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

Further, air emissions that stem from hydraulic fracturing and completions processes, as well as from midstream activities such as the gathering and transmission of natural gas, are regulated by federal and state rules. However, interpretations of those rules, as well as additional changes to the regulations, could negatively impact our ability to meet our stated production objectives for the company. For example, source aggregation of air emissions to determine whether, under the Clean Air Act a source comprises a single stationary source and is therefore a major source of air pollution, and thereby subject to the applicability of Nonattainment Prevention of Significant Deterioration and Title V permitting requirements, has and continues to be debated by the EPA, state regulatory agencies and the courts. Recently, the Pennsylvania Environmental Hearing Board determined the emission sources of an upstream subsidiary and a midstream subsidiary of a company were aggregated as a single source, given the dynamic nature of the issue. Federal and state activities, as well as court decisions could impact the development and transmission of plans of CONSOL Energy, our joint venture partners, and gathering systems being installed and operated by CONE Midstream Partners, LP.

Additionally, some states have begun to adopt more stringent regulation and oversight of natural gas gathering lines than is currently required by federal standards. Pennsylvania, under Act 127, authorized the Public Utility Commission (PUC) oversight of Class I gathering lines, as well as requiring standards and fees associated with Class II and Class III pipelines. The state of Ohio also moved to regulate natural gas gathering lines in a similar manner pursuant to Ohio Senate Bill 315 (SB315). SB315 expanded the Ohio PUC's authority over rural natural gas gathering lines. These changes in interpretation and regulation affect CONSOL Energy's midstream activities, requiring changes in reporting, as well as increased costs.

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

On April 8, 2016, The U.S. Department of Transportation (DOT) Pipeline and Hazardous Materials Safety Administration (PHMSA) published in the Federal Register a Notice of Proposed Rule Making (NPRM) that would significantly modify existing regulations related to reporting, impact, design, construction, maintenance, operations and integrity management of natural gas transmission and gathering pipelines. The proposed rule addresses four congressional mandates and six recommendations by the National Transportation Safety Board to broaden the scope of safety coverage by adding new assessment and repair criteria for gas transmission pipelines, and by expanding these protocols to include pipelines not formerly regulated by the federal standards. This includes extending regulatory requirements to transmission and gathering pipelines of 8 inches and greater in rural class 1 areas. Compliance with the rule, as proposed, may prove challenging and costly for operators of older pipelines due to the difficulty of locating historic records. Compliance could involve significant upfront costs and service disruptions. The relatively short 2-year timeframe for compliance for gathering pipelines could also be difficult to meet. Costs of compliance with the proposed rule could potentially affect shippers on pipelines as well as operators themselves, as the Federal Energy Regulatory Commission has allowed many interstate transmission pipelines to pass along costs attributable to safety measures directly to shippers. If implemented as proposed, CONSOL Energy (CONE & CNX Coal Resources) will be affected by this rulemaking. However, long-term costs for compliance will be dependent on the finalized version of the rule.
Our shale gas drilling and production operations require both adequate sources of water to use in the fracturing process, as well as the ability to dispose of water and other wastes after hydraulic fracturing. Our CBM gas drilling and production operations also require the removal and disposal of water from the coal seams from which we produce gas. If we cannot find adequate sources of water for our use or are unable to dispose of the water we use or remove it from the strata at a reasonable cost and within applicable environmental rules, our ability to produce natural gas economically and in commercial quantities could be impaired.

As part of our drilling and production in shale formations, we use hydraulic fracturing processes. Thus, we need access to adequate sources of water to use in our shale operations. Further, we must remove and dispose of the portion of the water that we use to fracture our shale gas wells that flows back to the well-bore, as well as drilling fluids and other wastes associated with the exploration, development or production of natural gas. In addition, in our CBM drilling and production, coal seams frequently contain water that must be removed and disposed of in order for the natural gas to detach from the coal and flow to the well bore. Our inability to locate sufficient amounts of water with respect to our shale operations, or the inability to dispose of or recycle water and other wastes used in our shale and our CBM operations, could adversely impact our operations.

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

Our operations currently use hazardous materials and generate limited quantities of hazardous wastes from time to time. Drainage flowing from or caused by mining activities can be acidic with elevated levels of dissolved metals, a condition referred to as “acid mine drainage.” We could become subject to claims for toxic torts, natural resource damages and other damages, as well as for the investigation and clean-up of soil, surface water, groundwater, and other media. Such claims may arise, for example, out of conditions at sites that we currently own or operate, as well as at sites that we previously owned or operated, or may acquire. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or for the entire share.

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

The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all our coal mining operations. Also, state laws require us to plug natural gas wells and reclaim well sites after the useful life of our natural gas wells has ended. We accrue for the costs of current mine disturbance, gas well plugging and of final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation, mine-closing liabilities and gas well plugging, which are based upon permit requirements and our experience, were approximately $474 million at December 31, 2016. The amounts recorded are dependent upon a number of variables, including the estimated future closure costs, estimated proved reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

Most states where we operate require us to post bonds for the full cost of coal mine reclamation (full cost bonding).

West Virginia is not a full cost bonding state. West Virginia has an alternative bond system (ABS) for coal mine reclamation which consists of (i) individual site bonds posted by the permittee that are less than the full estimated reclamation cost plus (ii) a bond pool (Special Reclamation Fund) funded by a per ton fee on coal mined in the State which is used to supplement the site specific bonds if needed in the event of bond forfeiture. In an effort to settle a citizen suit filed in 2012 before the U.S. District Court in West Virginia related to the Special Reclamation Fund being underfunded the WV legislature authorized an increase in the per ton fee levied on coal production to make up the shortfall. The Special Reclamation Fund became fully funded in June of 2016. There remains the possibility that WV may move to full cost bonding in the future which could cause individual mining companies and/or surety companies to exceed bonding capacity and would result in the need to post cash bonds or letters of credit which would reduce operating capital.

Pennsylvania is expanding its full cost bonding program to cover all coal mine bonding, further increasing the amount of surety bonds we must seek in order to permit its mining activities.

We have been able to post surety bonds with the states to secure our reclamation obligations. If our creditworthiness declines, states may seek to require us to post letters of credit or cash collateral to secure those obligations, or we may be unable to obtain surety bonds, in which case we would be required to post letters of credit. Additionally, the sureties that post bonds on our behalf may require us to post security in order to secure the obligations underlying these bonds. Posting letters of credit in place of surety bonds or posting security to support these surety bonds would have an adverse effect on our liquidity.

We face uncertainties in estimating our economically recoverable natural gas and coal reserves, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.

Natural gas and coal reserves are economically recoverable when the price at which they are expected to be sold exceeds their expected cost of production and selling.

Natural gas reserves require subjective estimates of underground accumulations of natural gas assumptions concerning natural gas prices, production levels, reserve estimates and operating and development costs. As a result, estimated quantities of proved natural gas reserves and projections of future production rates and the timing of development expenditures may be incorrect. For example, a significant amount of our proved undeveloped reserves extensions and discoveries during the last three years were due to the addition of wells on our Marcellus Shale acreage more than one offset location away from existing production with reliable technology, which may be more susceptible to positive and negative changes in reserve estimates than our proved developed reserves. Over time, material changes to reserve estimates may be made, taking into account the results of actual drilling, testing and production. Also, we make certain assumptions regarding natural gas prices, production levels, and operating and development costs that may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of our natural gas reserves, the economically recoverable quantities of natural gas attributable to any particular group of properties, the classifications of natural gas reserves based on risk of recovery and estimates of the future net cash flows. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of natural gas we ultimately recover being different from reserve estimates. The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated natural gas reserves. We base the estimated discounted future net cash flows from our proved natural gas reserves on historical average prices and costs. However, actual future net cash flows from our natural gas properties also will be affected by factors such as:

•	geological conditions;

•	changes in governmental regulations and taxation;

•	the amount and timing of actual production;

•	assumptions governing future prices;

•	future operating costs; and

•	capital costs of drilling, completion and gathering assets.

The timing of both our production and our incurrence of expenses in connection with the development and production of natural gas properties will affect the timing of actual future net cash flows from proved reserves and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. If natural gas prices decline by $0.10 per Mcf, then the pre-tax present value using a 10% discount rate of our proved natural gas reserves as of December 31, 2016 would decrease from $1.6 billion to $1.4 billion.

We base our coal reserve information on geologic data, coal ownership information and current and proposed mine plans. These estimates are periodically updated to reflect past coal production, new drilling information and other geologic or mining data. Similar to natural gas reserves, there are uncertainties inherent in estimating quantities and values of economically recoverable coal reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff. Some of the factors and assumptions which impact economically recoverable coal reserve estimates include:

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

In addition, we hold substantial coal reserves in areas containing Marcellus Shale and other shales. These areas are currently the subject of substantial exploration for oil and natural gas, particularly by horizontal drilling. If a natural gas well is in the path of our mining for coal, we may not be able to mine through the well unless we purchase it. Although in the past we have purchased vertical wells, the cost of purchasing a producing horizontal well could be substantially greater. Horizontal wells with multiple laterals extending from the well pad may access larger natural gas reserves than a vertical well which could result in higher costs. In future years, the cost associated with purchasing natural gas wells which are in the path of our coal mining may make mining through those wells uneconomical thereby effectively causing a loss of significant portions of our coal reserves.

Each of the factors which impacts reserve estimation may in fact vary considerably from the assumptions used in estimating the reserves. For these reasons, estimates of natural gas and coal reserves may vary substantially. Actual production, revenues and expenditures with respect to our coal and natural gas reserves will likely vary from estimates, and these variances may be material. As a result, our estimates may not accurately reflect our actual coal and natural gas reserves

Defects may exist in our chain of title for our natural gas estate or undeveloped coal reserves where we have not done a thorough chain of title examination of our natural gas estate or undeveloped coal reserves. We may incur additional costs and delays to produce natural gas or mine coal because we have to acquire additional property rights to perfect our title to natural gas or coal rights. If we fail to acquire additional property rights to perfect our title to natural gas or coal rights, we may have to reduce our estimated reserves.

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

Likewise, title to most of our owned or leased properties and mineral rights is not usually verified until we make a commitment to mine a property, which may not occur until after we have obtained necessary permits and completed exploration of the property. In some cases, we rely on title information or representations and warranties provided by our lessors or grantor's. Our right to mine certain of our reserves has in the past been, and may again in the future be, adversely affected if defects in title, boundaries or other rights necessary for mining exist or if a lease expires. Any challenge to our title or leasehold interests could delay the mining of the property and could ultimately result in the loss of some or all of our interest in the property. From time to time we also may be in default with respect to leases for properties on which we have mining operations. In such events, we may have to close down or significantly alter the sequence of such mining operations which may adversely affect our future coal production and future revenues. If we mine on property that we do not own or lease, we could incur liability for such mining and be subject to regulatory sanction and penalties.

In order to obtain, maintain or renew leases or mining contracts to conduct our mining operations on property where these defects exist, we may in the future have to incur unanticipated costs. In addition, we may not be able to successfully negotiate new leases or mining contracts for properties containing additional reserves, or maintain our leasehold interests in properties where we have not commenced mining operations during the term of the lease. As a result, our results of operations, business and financial condition may be materially adversely affected.

CONSOL Energy and its subsidiaries are subject to various legal proceedings, which may have an adverse effect on our business.

We are party to a number of legal proceedings in the normal course of business activities. Defending these actions, especially purported class actions, can be costly, and can distract management. For example, we are a defendant in three pending purported class action lawsuits dealing with claimants’ alleged entitlements to, and accounting for, natural gas royalties. There is the potential that the costs of defending litigation in an individual matter or the aggregation of many matters could have an adverse effect on our cash flows, results of operations or financial position. See Note 22- Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of pending legal proceedings.

We have obligations for long-term employee benefits for which we accrue based upon assumptions which, if inaccurate, could result in our being required to expense greater amounts than anticipated.

We provide various long-term employee benefits to inactive and retired employees. We accrue amounts for these obligations. At December 31, 2016, the current and non-current portions of these obligations included:

•	postretirement medical and life insurance ($700 million);

•	coal workers' black lung benefits ($119 million);

•	salaried retirement benefits ($115 million); and

•	workers' compensation ($80 million).

However, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. Salary retirement benefits are funded in accordance with Employer Retirement Income Security Act of 1974 (ERISA) regulations. The other obligations are unfunded. In addition, the federal government and several states in which we operate consider changes in workers' compensation and black lung laws from time to time. Such changes, if enacted, could increase our benefit expense and our collateral requirements. We post letters of credit and surety bonds as collateral for some of these liabilities that reduce our profitability and liquidity.

We do not control the timing of divestitures that we plan to engage in and they may not provide anticipated benefits. Additionally, we may be unable to acquire additional properties in the future and any acquired properties may not provide the anticipated benefits.

Our business and financing plans include divesting certain assets over time. However, we do not control the timing of divestitures and delays in entering into divestitures may reduce the benefits from them. Additionally, if assets are held jointly with another party, we may not be permitted to dispose of these assets without the consent of our joint venture partner. Also, there can be no assurance that the assets we divest will produce anticipated proceeds. In addition, the terms of divestitures may cause a substantial portion of the benefits we anticipate receiving from them to be subject to future matters that we do not control.

In the future we may make acquisitions of businesses that complement or expand our current business. No assurance can be given that we will be able to identify suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire the identified targets. The success of any completed acquisition will depend on our ability to effectively integrate the acquired business into our existing operations. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. Our failure to make acquisitions in the future and successfully integrate the acquired businesses and assets into our existing operations could have a material adverse effect on our financial condition and results of operations

We may operate a material portion of our business with one or more joint venture partners. A joint venture may restrict our operational and corporate flexibility; actions taken by a joint venture partner may materially impact our financial position and results of operations; and we may not realize the benefits we expect to realize from a joint venture.
As is common in the industry we may operate one or more of our properties with a joint venture partner. These joint ventures could require us to share operational and other control with our joint venture partner, such that we may no longer have the flexibility to control completely the development of these properties. If we do not timely meet our financial commitments in a joint venture, our rights to participate in such joint venture will be adversely affected and the other party to the joint venture may have a right to acquire a share of our interest in such joint venture proportionate to, and in satisfaction of, our unmet financial obligations. If our joint venture partner is unable or fails to pay its portion of development costs, our costs of operations could be increased and it could result loss of rights to develop the properties held by that joint venture. We could also incur liability as a result of actions taken by our joint venture partner. Disputes between us and our joint venture partner may result in litigation or arbitration that would increase our expenses, delay or terminate projects and distract our officers and directors from focusing their time and effort on our business.

The provisions of our debt agreements and the risks associated with our debt could adversely affect our business, financial condition, liquidity and results of operations.

As of December 31, 2016, our total long-term indebtedness was approximately $2.80 billion of which approximately $1.85 billion was under our 5.875% senior unsecured notes due 2022 plus $5 million of unamortized bond premium, $500 million was under our 8.000% senior unsecured notes due 2023 less $6 million of unamortized bond discount, $74 million was under our 8.250% senior unsecured notes due 2020, $21 million was under our 6.375% senior unsecured notes due 2021, $103 million was under our Maryland Economic Development Corporation Port Facilities Refunding Revenue Bonds (MEDCO) 5.75% revenue bonds due September 2025, $49 million of capitalized leases due through 2021, $5 million of miscellaneous debt and $201 million in outstanding borrowings under the revolver for CNXC of which we are not a guarantor. The degree to which we are leveraged could have important consequences, including, but not limited to:

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

•	limiting our flexibility in planning for, or reacting to, changes in our business and in the coal and natural gas industries;

•	placing us at a competitive disadvantage compared to our competitors with lower leverage and better access to capital resources; and

•	limiting our ability to implement our business strategy.

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

Unless we replace our natural gas reserves, our natural gas reserves and production will decline, which would adversely affect our business, financial condition, results of operations, liquidity and cash flows.

Producing natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Because total estimated proved reserves include our proved undeveloped reserves at December 31, 2016, production is expected to decline even if those proved undeveloped reserves are developed and the wells produce as expected. The rate of decline will change if production from our existing wells declines in a different manner than we have estimated and can change under other circumstances. Thus, our future natural gas reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

Our lenders use the loan value of our proved natural gas reserves to determine the borrowing base under our $2.0 billion senior secured credit facility. Our borrowing base could decrease for a variety of reasons including lower natural gas prices, declines in natural gas proved reserves, and lending requirements or regulations. Significant reductions in our borrowing base below $2.0 billion could have a material adverse effect on our results of operations, financial condition and liquidity.

Our ability to borrow and have letters of credit issued under our $2.0 billion senior secured credit facility is generally limited to a borrowing base. Our borrowing base is determined by the required number of lenders in good faith calculating a loan value of the Company’s proved natural gas reserves. The borrowing base under our senior secured credit facility is currently $2.0 billion. Our borrowing base is redetermined by the lenders twice per year, and the next scheduled borrowing base redetermination is expected to occur in May 2017. The various matters which we describe in other risk factors that can decrease our proved natural gas reserves including lower natural gas prices, operating difficulties, and failure to replace our proved reserves could decrease our borrowing base. Please read: “Risk Factors - We face uncertainties in estimating our economically recoverable natural gas and coal reserves, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability” and - “Unless we replace our natural gas reserves, our natural gas reserves and production will decline, which would adversely affect our business, financial condition, results of operations and cash flows.” Our borrowing base could also decrease as a result of new lending requirements or regulations or the issuance of new indebtedness. If our borrowing base declined significantly below $2.0 billion, we may be unable to implement our drilling and development plans, make acquisitions or otherwise carry out our business plan which could have a material adverse effect on our financial condition and results of operation. We also could be required to repay any indebtedness in excess of the redetermined borrowing base. We could face substantial liquidity problems, might not be able to access the equity or debt capital markets and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. We may not be able to consummate those sales or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Our hedging activities may prevent us from benefiting from price increases and may expose us to other risks.

To manage our exposure to fluctuations in the price of natural gas, we enter into hedging arrangements with respect to a portion of our expected production. As of January 17, 2017, we had hedges on approximately 311.3 Bcf of our 2017 natural gas production, 220.6 Bcf of our 2018 natural gas production, 161.7 Bcf of our 2019 natural gas production, 85.0 Bcf of our 2020 and natural gas production and 6.8 Bcf of our 2021 and natural gas production. To the extent that we engage in hedging activities, we may be prevented from realizing the near-term benefits of price increases above the levels of the hedges. If we choose not to engage in, or reduce our use of hedging arrangements in the future, we may be more adversely affected by changes in natural gas prices than our competitors who engage in hedging arrangements to a greater extent than we do.

In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	our production is less than expected;

•	the counterparties to our contracts fail to perform the contracts;

•	the creditworthiness of our counterparties or their guarantors is substantially impaired;

•	counterparties have credit limits that may constrain our ability to hedge additional volumes.

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

In 2013, Murray Energy and its subsidiaries (Murray Energy) acquired approximately $2.4 billion of liabilities which had been reflected on our books. The consolidated balance sheet liabilities at the time of sale were comprised of approximately $2.1 billion of OPEB and other liabilities. In addition to these assumed liabilities, (i) Murray Energy acquired our obligations to make payments per hour worked to the multi-employer defined benefit pension plan for United Mine Workers of America (1974 Pension Plan), (ii) we guaranteed performance by Murray Energy under various West Virginia and Pennsylvania operational surety bonds and workers compensation obligations, under various equipment leases and to reclaim an impoundment site, (iii) we leased or subleased various mining equipment to Murray Energy, and (iv) we guaranteed performance by Murray Energy of certain coal supply agreements that Murray Energy acquired in the transaction. At the time of sale, if the hourly payment obligations acquired by Murray Energy to the 1974 Pension Plan were to be capitalized, they would have had a present value of approximately

$941 million, assuming a discount rate of 4.02%.We believe our maximum estimated exposure under our Murray Energy guarantees as of December 31, 2016 was approximately $74 million. The leases and subleases we entered into with Murray Energy relate to approximately $106 million of equipment. Murray Energy is primarily liable for the acquired retiree medical liabilities under the Coal Industry Retiree Health Benefits Act of 1992, which we call the Coal Act, but CONSOL Energy remains secondarily liable. At the time of the sale, the Coal Act liabilities Murray Energy acquired were approximately $307 million and it was estimated that the servicing cost for these liabilities would be approximately $26 million for 2017 and would decline thereafter since the beneficiaries principally are miners who retired prior to 1994. On November 12, 2013, in connection with the transaction, Moody’s assigned Murray Energy a family credit rating of B3 (speculative and subject to high credit risk) and its secured second lien notes due 2021 a rating of Caa1 (poor standing and subject to very high credit risk). Since the transaction, Murray Energy’s credit ratings have been downgraded by Moody’s. In November, 2016, Moody’s upgraded Murray Energy to a family credit rating of Caa2 and the rating on its secured second lien notes to Caa3 with a stable outlook. Any failure by Murray Energy to satisfy these assumed liabilities or perform under these agreements could result in substantial claims against us by third-parties and if, successful, could materially adversely affect our results of operations, financial position and cash flows. In addition, we regularly evaluate the likelihood of default by Murray Energy under the guarantees we have provided. The results of the evaluation may materially impact our results of operations. If Murray Energy defaults under the obligations we guaranteed, our cash flows may also be materially impacted.

Terrorist attacks or a cyber incident could result in information theft, data corruption, operational disruption and/or financial loss.

We have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, to process and record financial and operating data, communicate with our employees and business partners, analyze seismic and drilling information, estimate quantities of natural gas reserves and coal reserves, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, may be at greater risk of future physical attacks by terrorists or cyber attacks than other targets in the United States. Deliberate attacks on our assets, or security breaches in our systems or infrastructure, or the systems or infrastructure of third-parties, or the cloud could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third -party liability. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

A substantial majority of sales of thermal coal are from three mines at one location in Pennsylvania, making us vulnerable to risks associated with operating in a single geographic area.

The substantial majority of our sales of thermal coal, as well as our thermal coal reserves, are from our Bailey Mine, Enlow Fork Mine and HarveyMine located in Greene County, Pennsylvania. In addition, we also rely upon one coal processing plant and rail load facility, located in Enon, Pennsylvania for shipping coal from all of these mines. Any disruption in the functioning of this coal processing plant and rail load-out facility such as the structural failure at the above ground conveyor system which occurred in 2012 or in transportation in this area could significantly reduce our sales of thermal coal and adversely affect our results of operation and financial condition.

Certain provisions in our multi-year coal sales contracts may provide limited protection during adverse economic conditions, may result in economic penalties to us or permit the customer to terminate the contract.

Price adjustment, “price reopener” and other similar provisions in our multi-year coal sales contracts may reduce the protection from coal price volatility traditionally provided by coal supply contracts. Price reopener provisions are present in several of our multi-year coal sales contracts. These price reopener provisions may automatically set a new price based on prevailing market price or, in some instances, require the parties to agree on a new price, sometimes within a specified range of prices. In a limited number of agreements, failure of the parties to agree on a price under a price reopener provision can lead to termination of the contract. Any adjustment or renegotiations leading to a significantly lower contract price could adversely affect our profitability.

Most of our coal sales agreements contain provisions requiring us to deliver coal within certain ranges for specific coal quality characteristics such as heat content, sulfur, ash, moisture, volatile matter, grindability, ash fusion temperature and size consist. Failure to meet these conditions could result in penalties or rejection of the coal at the election of the customer. Our coal sales contracts also typically contain force majeure provisions allowing for the suspension of performance by either party for the duration of specified events. Force majeure events include, but are not limited to, floods, earthquakes, storms, fire, faults in the coal seam or other geologic conditions, other natural catastrophes, wars, terrorist acts, civil disturbances or disobedience, strikes, railroad transportation delays caused by a force majeure event and actions or restraints by court order and governmental authority or arbitration award. Depending on the language of the contract, some contracts may terminate upon continuance of an event of force majeure that extends for a period greater than three to twelve months and some contracts may obligate us to perform notwithstanding what would typically be a force majeur event.

The majority our common units in CNX Coal Resources LP and CONE Midstream Partners LP are subordinated to other common units and we may not receive distributions from CNX Coal Resources LP or CONE Midstream Partners LP.

As of December 31, 2016, we hold 11.6 million subordinated units (representing a 42.7 percent limited partnership interest) in CNX Coal Resources LP, which we call CNXC. The balance of our CNXC limited partnership interests are held in the form of preferred and common units. Subordinated units are not entitled to any distribution from CNXC unless CNXC makes a minimum quarterly distribution of $0.4678 per Class A Preferred Unit and $0.5125 per common unit. CNXC made minimum distributions per subordinated unit equal to the distribution per common unit for five of the six quarters since CNXC’s IPO.  CNXC did not met the requirement for a subordinated unit distribution with respect to fiscal quarter ended June 30, 2016 and we did not receive a distribution per subordinated unit, however, CNXC was able to make minimum distributions per subordinated unit equal to the distribution per common unit with respect to the fiscal quarter ended September 30, 2016 and declared minimum distributions per subordinated unit equal to the distribution per common unit with respect to the fiscal quarter ended December 31, 2016. We cannot assure you that CNXC will continue to be able to make or will make the required minimum quarterly distribution on its preferred and common units or that we will receive any future distributions on our subordinated units. Failure by CNXC to make distributions to us on our subordinated units could adversely affect our liquidity.

We hold 14.6 million subordinated units (representing 23.0 percent limited partnership interest) in CONE Midstream Partners LP, which we call CONE. The balance of CONE's limited partnership interests are held either by NOBLE Energy or in the form of common units. Subordinated units are not entitled to any distribution from CONE unless CONE makes a minimum quarterly distribution on its common units of $0.2125 per unit. CONE has met this requirement with respect to each of its fiscal quarters and we received a distribution per subordinated unit equal to the distribution per common unit. However, we cannot assure you that CONE will continue to be able to make or will make the required minimum quarterly distribution on its common units or that we will receive any future distributions on our subordinated units. Failure by CONE to make distributions to us on our subordinated units could adversely affect our liquidity.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

See “E&P Operations” and “Coal Operations” in Item 1 of this 10-K for a description of CONSOL Energy's properties.

ITEM 3.	Legal Proceedings

The first through the seventh paragraphs of Note 22–Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K are incorporated herein by reference.

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

The Company's common stock is listed on the New York Stock Exchange under the symbol CNX. The following table sets forth, for the periods indicated, the range of high and low sales prices per share of our common stock as reported on the New York Stock Exchange and the cash dividends declared on the common stock for the periods indicated:

	High	Low	Dividends
Year Period Ended December 31, 2016
Quarter Ended March 31, 2016	$12.42	$4.54	$0.0100
Quarter Ended June 30, 2016	$16.40	$10.53	$—
Quarter Ended September 30, 2016	$19.76	$15.03	$—
Quarter Ended December 31, 2016	$22.34	$16.14	$—
Year Period Ended December 31, 2015
Quarter Ended March 31, 2015	$34.56	$26.11	$0.0625
Quarter Ended June 30, 2015	$34.14	$21.44	$0.0625
Quarter Ended September 30, 2015	$22.04	$9.29	$0.0100
Quarter Ended December 31, 2015	$11.99	$6.30	$0.0100

As of December 31, 2016, there were 127 holders of record of our common stock.

The following performance graph compares the yearly percentage change in the cumulative total shareholder return on the common stock of CONSOL Energy to the cumulative shareholder return for the same period of a peer group and the Standard & Poor's 500 Stock Index. The peer group is comprised of CONSOL Energy, Arch Coal Inc., Chesapeake Energy Corp., Devon Energy Corp., EOG Resources Inc., Noble Energy Inc., Peabody Energy Corp., Southwestern Energy Co., QEP Resources Inc., WPX Energy, Inc., Teck Resources Limited, EQT, Range Resources Corp., Cabot Oil & Gas Corp., and Antero Resources Corp. The graph assumes that the value of the investment in CONSOL Energy common stock and each index was $100 at December 31, 2011. The graph also assumes that all dividends were reinvested and that the investments were held through December 31, 2016.

	2011	2012	2013	2014	2015	2016
CONSOL Energy Inc.	100.0	88.1	103.4	91.7	21.7	49.1
Peer Group	100.0	96.8	111.0	76.5	35.0	87.3
S&P 500 Stock Index	100.0	111.4	144.4	160.8	159.7	174.9

Cumulative Total Shareholder Return Among CONSOL Energy Inc., Peer Group and S&P 500 Stock Index

The above information is being furnished pursuant to Regulation S-K, Item 201 (e) (Performance Graph).

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy suspended its quarterly dividend following the sale of the Buchanan Mine on March 31, 2016 to further reflect the Company's increased emphasis on growth. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's credit facility limits CONSOL Energy's ability to pay dividends in excess of an annual rate of $0.50 per share when the Company's leverage ratio exceeds 3.50 to 1.00 and subject to an aggregate amount up to the then cumulative credit calculation. The total leverage ratio was 4.53 to 1.00 and the cumulative credit was approximately $781 million at December 31, 2016. The calculation of this ratio excludes CNXC. The credit facility does not permit dividend payments in the event of default. The indentures to the 2022 and 2023 notes limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the year ended December 31, 2016.
See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to CONSOL Energy's equity compensation plans.

ITEM 6.	Selected Financial Data

The following table presents our selected consolidated financial and operating data for, and as of the end of, each of the periods indicated. The selected consolidated financial data for, and as of the end of, each of the years ended December 31, 2016, 2015, 2014, 2013 and 2012 are derived from our audited Consolidated Financial Statements. Certain reclassifications of prior year data have been made to conform to the year ended December 31, 2016 presentation. The selected consolidated financial and operating data are not necessarily indicative of the results that may be expected for any future period. The selected consolidated financial and operating data should be read in conjunction with Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included in this Annual Report.

(Dollars in thousands, except per share data)	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Operating revenues from Continuing Operations	$1,839,571	$2,474,815	$2,953,365	$2,400,187	$2,387,093
(Loss) Income from Continuing Operations	$(535,965)	$(350,266)	$164,947	$(16,393)	$245,663
Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(848,102)	$(374,885)	$163,090	$660,442	$388,470
Earnings (Loss) per share:
Basic:
(Loss) Income from Continuing Operations	$(2.38)	$(1.57)	$0.72	$(0.07)	$1.08
(Loss) Income from Discontinued Operations	(1.32)	(0.07)	(0.01)	2.96	0.63
Net (Loss) Income	$(3.70)	$(1.64)	$0.71	$2.89	$1.71
Dilutive:
(Loss) Income from Continuing Operations	$(2.38)	$(1.57)	$0.71	$(.07)	$1.07
(Loss) Income from Discontinued Operations	(1.32)	(0.07)	(0.01)	2.94	0.63
Net (Loss) Income	$(3.70)	$(1.64)	$0.70	$2.87	$1.70

Assets from Continuing Operations	$9,183,898	$9,908,082	$10,645,099	$10,105,731	$8,593,069
Assets from Discontinued Operations	83	1,021,820	1,009,546	1,042,204	3,770,061
Total Assets	$9,183,981	$10,929,902	$11,654,645	$11,147,935	$12,363,130

Long-Term Debt from Continuing Operations (including current portion)	$2,774,069	$3,700,192	$3,247,407	$3,137,522	$3,140,656
Long-Term Debt from Discontinued Operations (including current portion)	—	6,665	3,171	3,063	5,640
Total Long-Term Debt (including current portion)	$2,774,069	$3,706,857	$3,250,578	$3,140,585	$3,146,296
Cash Dividends Declared Per Share of Common Stock	$0.010	$0.145	$0.250	$0.375	$0.625
See Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of an adjustment to operating revenues for all periods and other matters that affect the comparability of the selected financial data as well as uncertainties that might affect the Company’s future financial condition.

OTHER OPERATING DATA
(unaudited)

	Years Ended December 31,
	2016	2015	2014	2013	2012
Gas:
Net sales volumes produced (in Bcfe)	394.4	328.7	235.7	172.4	156.3
Average sales price ($ per Mcfe) (A)	$2.63	$2.81	$4.37	$4.30	$4.22
Average cost ($ per Mcfe)	$2.32	$2.62	$3.13	$3.42	$3.28
Proved reserves (in Bcfe) (B)	6,252	5,643	6,828	5,731	3,993

Coal:
Tons sold from continuing operations (in thousands)	24,604	22,873	26,133	21,230	19,570
Tons produced from continuing operations (in thousands)	24,666	22,790	26,066	21,433	19,582
Average sales price of tons produced ($ per ton produced)	$43.31	$56.36	$61.88	$63.93	$67.67
Average Cost of Goods Sold ($ per ton produced)	$34.35	$41.78	$43.63	$44.53	$44.62
Recoverable coal reserves (tons in millions) (C)	2,361	3,047	3,238	3,032	4,229
Number of active mining complexes (at end of period)	1	1	1	1	1
____________

(A)	Represents average net sales price including the effect of derivative transactions.

(B)	Represents proved developed and undeveloped gas reserves at period end.

(C)	Represents proven and probable coal reserves at period end, including discontinued operations and excluding equity affiliates.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

2016 Highlights

•	Record total gas production of 394.4 Bcfe in 2016, 20.0% higher than 2015.

•	Record Marcellus Shale production of 212.5 Bcfe in 2016, 23.3% higher than 2015.

•	Record Utica Shale production of 90.8 Bcfe in 2016, 61.6% higher than 2015.

•
In March 2016, CONSOL Energy completed the sale of its membership interests in CONSOL Buchanan Mining Company, LLC (BMC), which owned and operated the Buchanan Mine located in Mavisdale, Virginia, various assets relating to the Amonate Mining Complex located in Amonate, Virginia; and various coal reserves. Cash proceeds of $402,799 were received at closing.

•
In August 2016, CONSOL Energy completed the sale of its Miller Creek Mining Complex and Fola Mining Complex subsidiaries. CONSOL Energy paid $28,271 of cash at closing. In addition, CONSOL Energy will pay a total of $17,200 in installments over the next four years.

•
In November 2016, cash proceeds of $70,000 were received in connection with our equity affiliate CONE Midstream Partners LP acquiring an additional 25% interest in CONE Midstream DevCo I LP, commonly referred to as the “Anchor Systems.”

•
In December 2016, with an effective date of October 1, 2016, CONSOL Energy terminated the 50-50 Joint Venture that was formed in 2011, with Noble Energy, Inc., for the exploration, development, and operation of primarily Marcellus Shale properties in Pennsylvania and West Virginia. Highlights include: each party will own and operate a 100% interest in its properties and wells in two separate operating areas; each party will have independent control and flexibility with respect to the scope and timing of future development over its operating area; and all acreage operated by CONSOL Energy and Noble Energy, Inc. in their respective operating areas will remain fully dedicated to CONE Midstream Partners LP. Cash proceeds of $213,295 were received at closing.

•	Gas production costs continue to decline - for the year ended December 31, 2016, total gas production costs were $2.32 per Mcfe, an 11.5% decline from the prior year.

•	Made payments on the senior secured credit facility of $952,000, resulting in zero drawings at the end of 2016, increasing liquidity.

2017 Outlook:

•	Our 2017 annual gas production is expected to increase to approximately 415 Bcfe.

•	Our 2017 E&P capital investment is expected to be approximately $555 million.

•	Our 2017 coal production is expected to be approximately 26.0 million tons.

•	Our 2017 coal capital investment is expected to be approximately $135 million.

Results of Operations: Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Net Loss Attributable to CONSOL Energy Shareholders
CONSOL Energy reported a net loss attributable to CONSOL Energy shareholders of $848 million, or a loss per diluted share of $3.70, for the year ended December 31, 2016, compared to a net loss attributable to CONSOL Energy shareholders of $375 million, or a loss per diluted shared of $1.64, for the year ended December 31, 2015.

	For the Years Ended December 31,
(Dollars in thousands)	2016	2015	Variance
Loss from Continuing Operations	$(535,965)	$(350,266)	$(185,699)
Loss from Discontinued Operations	(303,183)	(14,209)	(288,974)
Net Loss	$(839,148)	$(364,475)	$(474,673)
Less: Net Income Attributable to Noncontrolling Interests	8,954	10,410	(1,456)
Net Loss Attributable to CONSOL Energy Shareholders	$(848,102)	$(374,885)	$(473,217)

CONSOL Energy consists of two principal business divisions: Exploration and Production (E&P) and Pennsylvania (PA) Mining Operations. The E&P division includes four reportable segments: Marcellus, Utica, Coalbed Methane (CBM) and Other Gas.

The E&P division had a loss before income tax of $379 million for the year ended December 31, 2016, compared to a loss before income tax of $679 million for the year ended December 31, 2015. Included in the 2016 net loss before income tax was an unrealized loss on commodity derivative instruments of $386 million. Included in the 2015 net loss before income tax was a loss of $829 million primarily related to the impairment of the carrying value of CONSOL Energy's shallow oil and natural gas assets due to depressed NYMEX forward strip prices (see Note 9 - Property, Plant and Equipment of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information). The impairment loss was partially off-set by an unrealized gain on commodity derivative instruments of $197 million.

The following table presents a breakout of net liquid and natural gas sales information to assist in the understanding of the Company’s natural gas production and sales portfolio.

	For the Years Ended December 31,
in thousands (unless noted)	2016	2015	Variance	Percent Change
LIQUIDS
NGLs:
Sales Volume (MMcfe)	40,260	33,180	7,080	21.3%
Sales Volume (Mbbls)	6,710	5,530	1,180	21.3%
Gross Price ($/Bbl)	$14.52	$12.30	$2.22	18.0%
Gross Revenue	$97,580	$68,057	$29,523	43.4%

Oil:
Sales Volume (MMcfe)	410	592	(182)	(30.7)%
Sales Volume (Mbbls)	68	99	(31)	(31.3)%
Gross Price ($/Bbl)	$36.90	$47.94	$(11.04)	(23.0)%
Gross Revenue	$2,521	$4,736	$(2,215)	(46.8)%

Condensate:
Sales Volume (MMcfe)	4,964	7,598	(2,634)	(34.7)%
Sales Volume (Mbbls)	827	1,266	(439)	(34.7)%
Gross Price ($/Bbl)	$27.48	$26.52	$0.96	3.6%
Gross Revenue	$22,748	$33,586	$(10,838)	(32.3)%

GAS
Sales Volume (MMcf)	348,753	287,287	61,466	21.4%
Sales Price ($/Mcf)	$1.92	$2.17	$(0.25)	(11.5)%
Gross Revenue	$670,823	$622,080	$48,743	7.8%

Hedging Impact ($/Mcf)	$0.70	$0.68	$0.02	2.9%
Gain on Commodity Derivative Instruments - Cash Settlement	$245,212	$196,348	$48,864	24.9%

The E&P division natural gas, NGLs, and oil sales were $794 million for the year ended December 31, 2016, compared to $729 million for the year ended December 31, 2015. The increase was primarily due to the 20.0% increase in total E&P sales volumes, offset in part by the 11.5% decrease in the average gas sales price per Mcf without the impact of derivative instruments from the table above. The decrease in average sales price was the result of the overall decrease in general market prices.
The E&P division sales volumes, average sales price (including the effects of derivatives instruments), and average costs for all active E&P operations were as follows:

	For the Years Ended December 31,
	2016	2015	Variance	Percent Change
E&P Sales Volumes (Bcfe)	394.4	328.7	65.7	20.0%

Average Sales Price (per Mcfe)	$2.63	$2.81	$(0.18)	(6.4)%
Average Costs (per Mcfe)	2.32	2.62	(0.30)	(11.5)%
Average Margin	$0.31	$0.19	$0.12	63.2%

Changes in the average costs per Mcfe were primarily related to the following items:

•
The improvement in unit costs is primarily due to the continuing shift towards lower cost Marcellus and dry Utica Shale production, ongoing cost reduction efforts and the 20.0% increase in total volumes sold in the period-to-period comparison. Marcellus production made up 53.9% of E&P sales volumes in the year ended December 31, 2016, compared to 52.4% in the year ended December 31, 2015. Utica production made up 23.0% of E&P sales volumes in the year ended December 31, 2016, compared to 17.1% in the year ended December 31, 2015.

•
Lifting costs per unit decreased in the period-to-period comparison primarily due to the increase in overall sales volumes, as well as a decrease in well site maintenance costs, employee related costs and costs related to wells operated by the Company's joint venture partners. The decrease was offset, in part, by an increase in total dollars relating to higher salt water disposal costs.

•
Transportation, gathering and compression expense decreased on a per unit basis in the period-to-period comparison due to the overall increase in E&P sales volumes, the shift towards dry Utica Shale production which has lower gathering costs since there are no associated processing fees and a decrease in pipeline and facility maintenance expense. The decrease in unit costs was partially offset by an increase in total dollars related to an increase in utilized firm transportation costs, increased processing fees associated with NGLs, and an increase in CONE gathering expense directly related to the increase in Marcellus production. See Note 25 - Related Party Transactions of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

The PA Mining Operations division had earnings before income tax of $131 million for the year ended December 31, 2016, compared to earnings before income tax of $405 million for the year ended December 31, 2015.
Sales tons, average sales price and average cost of goods sold per ton for the PA Mining Operations division were as follows:

	For the Years Ended December 31,
	2016	2015	Variance	Percent Change
Company Produced PA Mining Operations Tons sold (in millions)	24.6	22.9	1.7	7.4%

Average Sales Price per ton sold	$43.31	$56.36	$(13.05)	(23.2)%
Average Costs of Goods Sold per ton sold	34.35	41.78	(7.43)	(17.8)%
Average Margin	$8.96	$14.58	$(5.62)	(38.5)%

The lower average sales price per ton sold in the 2016 period was primarily the result of the overall decline in the domestic and global thermal coal markets, particularly in the first half of 2016. This decline was primarily related to higher customer inventories and lower gas prices after persistently mild 2015 weather. This was off-set by an increase in overall tons sold reflecting the improvement in both domestic and international coal demand throughout the second half of 2016.

The PA Mining Operations division priced 5.4 million tons on the export market for the year ended December 31, 2016, compared to 5.5 million tons for the year ended December 31, 2015. All other tons were sold on the domestic market.

Changes in the average cost of goods sold per ton were primarily driven by the idling of one longwall at the PA Mining Operations complex for approximately 90 days, a reduction of staffing levels and a realignment of employee benefits in the current year. All of the above steps resulted in more consistent operating schedules, reduced labor costs, and improved productivity.
The Other division includes other business activities not assigned to the E&P or PA Mining Operations division and income taxes. The Other division had a net loss of $287 million for the year ended December 31, 2016, compared to a net loss of $77 million for the year ended December 31, 2015.
Selling, general and administrative (SG&A) costs are allocated to the PA Mining Operations division based upon a shared service agreement that CONSOL Energy entered into with CNX Coal Resources LP (CNXC) upon execution of the CNXC initial public offering (IPO). The shared service agreement calls for CONSOL Energy to provide certain selling, general and administrative services that are paid for monthly, based on an agreed upon fixed fee that is reset at least annually. See Note 25 - Related Party Transactions of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information. The remaining SG&A costs are allocated between the E&P and Other divisions based primarily on a percentage of total revenue and a percentage of total projected capital expenditures.

SG&A costs are excluded from the E&P and PA Mining Operations unit costs above. SG&A costs were $153 million for the year ended December 31, 2016, compared to $158 million for the year ended December 31, 2015. SG&A costs decreased due to the following items:

	For the Years Ended December 31,
(in millions)	2016	2015	Variance	Percent Change
Short-Term Incentive Compensation	$29	$40	$(11)	(27.5)%
Employee Wages and Related Expenses	54	62	(8)	(12.9)%
Advertising and Promotion	5	7	(2)	(28.6)%
Rent	8	8	—	—%
Consulting and Professional Services	15	15	—	—%
Contributions	1	1	—	—%
Stock-Based Compensation	31	25	6	24.0%
Other	10	—	10	100.0%
Total Company Selling, General and Administrative Expense	$153	$158	$(5)	(3.2)%

•	The decrease in Short-Term Incentive Compensation was a result of lower payouts in the current year.

•
Employee Wages and Related Expenses decreased $8 million primarily due to the Company reorganization that occurred in the second half of 2015 and the first quarter of 2016, which resulted in an overall decrease in employees.

•
Stock-Based Compensation increased $6 million in the period-to-period comparison primarily due to additional non-cash amortization expense recorded in the current period for the Performance Share Unit (PSU) program.

•	Other increased $10 million in the period-to-period comparison primarily due to a 401(k) discretionary contribution in the current period.

Total Company long-term liabilities, such as Other Post-Employment Benefits (OPEB), the salary retirement plan, workers' compensation, Coal Workers' Pneumoconiosis (CWP), and long-term disability are actuarially calculated for the Company as a whole. In general, the expenses are then allocated to the segments based upon criteria specific to each liability. Total CONSOL Energy continuing operations expense related to actuarial liabilities was $74 million for the year ended December 31, 2016, compared to income of $162 million for the year ended December 31, 2015. The increase of $236 million is primarily due to modifications made to the OPEB and Pension plans in May 2015. See Note 14—Pension and Other Postretirement Benefit Plans and Note 15—Coal Workers' Pneumoconiosis (CWP) and Workers' Compensation in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details.

TOTAL E&P DIVISION ANALYSIS for the year ended December 31, 2016 compared to the year ended December 31, 2015:
The E&P division had a loss before income tax of $379 million for the year ended December 31, 2016 compared to a loss before income tax of $679 million for the year ended December 31, 2015. Variances by individual E&P segment are discussed below.

	For the Year Ended					Difference to Year Ended
	December 31, 2016					December 31, 2015
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGLs and Oil Sales	$415	$163	$175	$41	$794	$36	$70	$(27)	$(14)	$65
Gain (Loss) on Commodity Derivative Instruments	147	29	52	(369)	(141)	46	23	(15)	(588)	(534)
Purchased Gas Sales	—	—	—	43	43	—	—	—	29	29
Miscellaneous Other Income	—	—	—	81	81	—	—	—	19	19
Gain on Sale of Assets	—	—	—	14	14	—	—	—	1	1
Total Revenue and Other Income	562	192	227	(190)	791	82	93	(42)	(553)	(420)
Lease Operating Expense	34	22	25	15	96	(10)	—	(8)	(8)	(26)
Production, Ad Valorem, and Other Fees	17	5	6	3	31	(1)	3	(1)	—	1
Transportation, Gathering and Compression	228	51	72	23	374	28	16	(13)	—	31
Depreciation, Depletion and Amortization	211	86	86	35	418	49	27	2	(31)	47
Exploration and Production Related Other Costs	—	—	—	15	15	—	—	—	5	5
Purchased Gas Costs	—	—	—	43	43	—	—	—	32	32
Other Corporate Expenses	—	—	—	88	88	—	—	—	22	22
Impairment of Exploration and Production Properties	—	—	—	—	—	—	—	—	(829)	(829)
Selling, General and Administrative Costs	—	—	—	102	102	—	—	—	—	—
Total Exploration and Production Costs	490	164	189	324	1,167	66	46	(20)	(809)	(717)
Interest Expense	—	—	—	3	3	—	—	—	(3)	(3)
Total E&P Division Costs	490	164	189	327	1,170	66	46	(20)	(812)	(720)
Earnings (Loss) Before Income Tax	$72	$28	$38	$(517)	$(379)	$16	$47	$(22)	$259	$300

MARCELLUS SEGMENT
The Marcellus segment had earnings before income tax of $72 million for the year ended December 31, 2016 compared to earnings before income tax of $56 million for the year ended December 31, 2015.

	For the Years Ended December 31,
	2016	2015	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	186.8	149.4	37.4	25.0%
NGLs Sales Volumes (Bcfe)*	23.5	19.0	4.5	23.7%
Condensate Sales Volumes (Bcfe)*	2.2	3.9	(1.7)	(43.6)%
Total Marcellus Sales Volumes (Bcfe)*	212.5	172.3	40.2	23.3%

Average Sales Price - Gas (Mcf)	$1.87	$2.09	$(0.22)	(10.5)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.79	$0.67	$0.12	17.9%
Average Sales Price - NGLs (Mcfe)*	$2.38	$2.54	$(0.16)	(6.3)%
Average Sales Price - Condensate (Mcfe)*	$4.32	$5.02	$(0.70)	(13.9)%

Total Average Marcellus Sales Price (per Mcfe)	$2.64	$2.79	$(0.15)	(5.4)%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.16	0.26	(0.10)	(38.5)%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.08	0.10	(0.02)	(20.0)%
Average Marcellus Transportation, Gathering and Compression Costs (per Mcfe)	1.07	1.16	(0.09)	(7.8)%
Average Marcellus Depreciation, Depletion and Amortization Costs (per Mcfe)	0.99	0.94	0.05	5.3%
Total Average Marcellus Costs (per Mcfe)	$2.30	$2.46	$(0.16)	(6.5)%
Average Margin for Marcellus (per Mcfe)	$0.34	$0.33	$0.01	3.0%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGLs and oil sales of $415 million for the year ended December 31, 2016 compared to $379 million for the year ended December 31, 2015. The $36 million increase is primarily due to a 23.3% increase in total Marcellus sales volumes, partially offset by a 10.5% decrease in the average gas sales price in the period-to-period comparison. The increase in total sales volumes is primarily due to additional wells coming on-line in the current year, as well as the termination of the Marcellus Joint Venture that CONSOL Energy had with Noble Energy (See Note 9 - Property, Plant and Equipment in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details). The joint venture termination was effective October 1st, 2016 and resulted in additional production for the fourth quarter of 2016, as well as the applicable sales and production costs.

The decrease in the total average Marcellus sales price was primarily the result of the $0.22 per Mcf decrease in gas market prices, along with a $0.03 per Mcf decrease in the uplift from NGLs and condensate sales volumes, when excluding the impact of hedging. These decreases were offset, in part, by a $0.12 per Mcf increase in the gain on commodity derivative instruments resulting from the Company's hedging program. The increase in the gain was due to an increase in volumes hedged and lower market prices. The notional amounts associated with these financial hedges represented approximately 160.8 Bcf of the Company's produced Marcellus gas sales volumes for the year ended December 31, 2016 at an average gain of $0.92 per Mcf. For the year ended December 31, 2015, these financial hedges represented approximately 90.3 Bcf at an average gain of $1.09 per Mcf.

Total exploration and production costs for the Marcellus segment were $490 million for the year ended December 31, 2016 compared to $424 million for the year ended December 31, 2015. The increase in total dollars and decrease in unit costs for the Marcellus segment were due to the following items:

•Marcellus lease operating expense was $34 million for the year ended December 31, 2016 compared to $44 million for the year ended December 31, 2015. The decrease in total dollars was primarily due to a reduction in employee related costs, well tending costs and repairs and maintenance expense in the current period. The reduction in employee related costs was primarily due to the company reorganization that occurred in the second half of 2015 and the first quarter of 2016. The decrease in unit costs was primarily due to the 23.3% increase in total Marcellus sales volumes, along with the decreased total dollars described above. The decreases were offset, in part, by an increase in salt water disposal costs in the period-to-period comparison.

•Marcellus production, ad valorem, and other fees were $17 million for the year ended December 31, 2016 compared to $18 million for the year ended December 31, 2015. The decrease in total dollars was primarily due to the decrease in total average Marcellus sales price, offset, in part, by the increase in total Marcellus sales volumes.

•Marcellus transportation, gathering and compression costs were $228 million for the year ended December 31, 2016 compared to $200 million for the year ended December 31, 2015. The $28 million increase in total dollars was primarily related to an increase in the CONE gathering fee due to the increase in total Marcellus sales volumes (See Note 25 - Related Party Transactions of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information), an increase in processing fees associated with natural gas liquids primarily due to the 23.7% increase in NGLs sales volumes, and an increase in utilized firm transportation expense. The decrease in unit costs was due to the increase in total Marcellus sales volumes, offset, in part, by the increase in total dollars.

•Depreciation, depletion and amortization costs attributable to the Marcellus segment were $211 million for the year ended December 31, 2016 compared to $162 million for the year ended December 31, 2015 driven primarily by the overall increase in production. These amounts included depletion on a unit of production basis of $0.98 per Mcf and $0.92 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

UTICA SEGMENT

The Utica segment had earnings before income tax of $28 million for the year ended December 31, 2016 compared to a loss before income tax of $19 million for the year ended December 31, 2015.

	For the Years Ended December 31,
	2016	2015	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	71.3	38.3	33.0	86.2%
NGLs Sales Volumes (Bcfe)*	16.7	14.1	2.6	18.4%
Oil Sales Volumes (Bcfe)*	—	0.1	(0.1)	(100.0)%
Condensate Sales Volumes (Bcfe)*	2.8	3.7	(0.9)	(24.3)%
Total Utica Sales Volumes (Bcfe)*	90.8	56.2	34.6	61.6%

Average Sales Price - Gas (Mcf)	$1.52	$1.52	$—	—%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.41	$0.17	$0.24	141.2%
Average Sales Price - NGLs (Mcfe)*	$2.49	$1.39	$1.10	79.1%
Average Sales Price - Oil (Mcfe)*	$—	$6.58	$(6.58)	(100.0)%
Average Sales Price - Condensate (Mcfe)*	$4.78	$3.79	$0.99	26.1%

Total Average Utica Sales Price (per Mcfe)	$2.12	$1.75	$0.37	21.1%
Average Utica Lease Operating Expenses (per Mcfe)	0.25	0.39	(0.14)	(35.9)%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.05	0.04	0.01	25.0%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.57	0.61	(0.04)	(6.6)%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	0.94	1.06	(0.12)	(11.3)%
Total Average Utica Costs (per Mcfe)	$1.81	$2.10	$(0.29)	(13.8)%
Average Margin for Utica (per Mcfe)	$0.31	$(0.35)	$0.66	188.6%
*NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Utica segment had natural gas, NGLs and oil sales of $163 million for the year ended December 31, 2016 compared to $93 million for the year ended December 31, 2015. The $70 million increase was primarily due to the 61.6% increase in total

Utica sales volumes. The 34.6 Bcfe increase in total Utica sales volumes was due to additional wells coming on-line, primarily in dry Utica areas, in the current period.

The increase in the total average Utica sales price was primarily due to a $0.24 per Mcf increase in the gain on commodity derivative instruments in the current period, as well as a $0.16 per Mcf increase in the uplift from NGLs and condensate sales volumes. The increase in the hedging gain was due to an increase in the volumes hedged that were designated as Utica volumes. Financial hedges represented approximately 31.6 Bcf of the Company's produced Utica gas sales volumes for the year ended December 31, 2016 at an average gain of $0.93 per Mcf. For the year ended December 31, 2015, these financial hedges represented approximately 5.9 Bcf at an average gain of $1.08 per Mcf.

Total exploration and production costs for the Utica segment were $164 million for the year ended December 31, 2016 compared to $118 million for the year ended December 31, 2015. The increase in total dollars and decrease in unit costs for the Utica segment are due to the following items:

•Utica lease operating expense remained flat at $22 million for each of the years ended December 31, 2016 and December 31, 2015. The decrease in unit costs was primarily due to the 61.6% increase in total Utica sales volumes.

•Utica production, ad valorem, and other fees were $5 million for the year ended December 31, 2016 compared to $2 million for the year ended December 31, 2015. The increase in total dollars was primarily due to the 61.6% increase in total Utica sales volumes. The increase in unit costs was also due to a credit received from a joint venture partner in the 2015 period, related to an over-billing of ad valorem taxes.

•Utica transportation, gathering and compression costs were $51 million for the year ended December 31, 2016 compared to $35 million for the year ended December 31, 2015. The $16 million increase in total dollars was primarily related to increased gathering and processing fees associated with the increased Utica NGLs and gas sales volumes. The decrease in unit costs was due to the increase in total Utica sales volumes, predominantly dry Utica, which was offset, in part, by the increase in total dollars.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $86 million for the year ended December 31, 2016 compared to $59 million for the year ended December 31, 2015 driven primarily by the overall increase in production. These amounts included depletion on a unit of production basis of $0.93 per Mcf and $1.05 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

COALBED METHANE (CBM) SEGMENT

The CBM segment had earnings before income tax of $38 million for the year ended December 31, 2016 compared to earnings before income tax of $60 million for the year ended December 31, 2015.

	For the Years Ended December 31,
	2016	2015	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	69.0	74.9	(5.9)	(7.9)%

Average Sales Price - Gas (Mcf)	$2.53	$2.70	$(0.17)	(6.3)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.76	$0.90	$(0.14)	(15.6)%

Total Average CBM Sales Price (per Mcf)	$3.29	$3.60	$(0.31)	(8.6)%
Average CBM Lease Operating Expenses (per Mcf)	0.36	0.44	(0.08)	(18.2)%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.09	0.10	(0.01)	(10.0)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.04	1.13	(0.09)	(8.0)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.25	1.13	0.12	10.6%
Total Average CBM Costs (per Mcf)	$2.74	$2.80	$(0.06)	(2.1)%
Average Margin for CBM (per Mcf)	$0.55	$0.80	$(0.25)	(31.3)%

The CBM segment had natural gas sales of $175 million for the year ended December 31, 2016 compared to $202 million for the year ended December 31, 2015. The $27 million decrease was primarily due to a 6.3% decrease in the average gas sales price, as well as a 7.9% decrease in CBM gas sales volumes. The decrease in CBM sales volumes was primarily due to normal well declines and less drilling activity.

The total average CBM sales price decreased $0.31 per Mcf due primarily to a $0.17 per Mcf decrease in gas market prices, as well as a $0.14 per Mcf decrease in the gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 55.0 Bcf of the Company's produced CBM sales volumes for the year ended December 31, 2016 at an average gain of $0.95 per Mcf. For the year ended December 31, 2015, these financial hedges represented approximately 57.5 Bcf at an average gain of $1.17 per Mcf.

Total exploration and production costs for the CBM segment were $189 million for the year ended December 31, 2016 compared to $209 million for the year ended December 31, 2015. The decrease in total dollars and decrease in unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $25 million for the year ended December 31, 2016 compared to $33 million for the year ended December 31, 2015. The decrease in total dollars was primarily related to a decrease in contractual services related to well tending, a decrease in repairs and maintenance expense, a decrease in employee related costs, and a decrease in salt water disposal costs. The decrease in unit costs was due to the decrease in total dollars, partially offset by the decrease in CBM gas sales volumes.

•CBM production, ad valorem, and other fees were $6 million for the year ended December 31, 2016 compared to $7 million for the year ended December 31, 2015. The $1 million decrease was due to a decrease in severance tax expense resulting from the decrease in both gas sales volumes and average sales price. Unit costs were positively impacted by the decrease in total average CBM sales price which was offset, in part, by the decrease in CBM gas sales volumes.

•CBM transportation, gathering and compression costs were $72 million for the year ended December 31, 2016 compared to $85 million for the year ended December 31, 2015. The $13 million decrease was primarily related to a decrease in repairs and maintenance, power and utilized firm transportation expense resulting from the decrease in CBM gas sales volumes. Unit costs were also positively impacted by the decrease in total dollars which was offset, in part, by the decrease in CBM gas sales volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $86 million for the year ended December 31, 2016 compared to $84 million for the year ended December 31, 2015. These amounts included depletion on a unit of production basis of $0.82 per Mcf and $0.73 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

OTHER GAS SEGMENT
The Other Gas segment had a loss before income tax of $517 million for the year ended December 31, 2016 compared to a loss before income tax of $776 million for the year ended December 31, 2015.

	For the Years Ended December 31,
	2016	2015	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	21.7	24.7	(3.0)	(12.1)%
Oil Sales Volumes (Bcfe)*	0.4	0.5	(0.1)	(20.0)%
Total Other Sales Volumes (Bcfe)*	22.1	25.2	(3.1)	(12.3)%

Average Sales Price - Gas (Mcf)	$1.79	$2.03	$(0.24)	(11.8)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.75	$0.88	$(0.13)	(14.8)%
Average Sales Price - Oil (Mcfe)*	$6.23	$8.15	$(1.92)	(23.6)%

Total Average Other Sales Price (per Mcfe)	$2.61	$3.03	$(0.42)	(13.9)%
Average Other Lease Operating Expenses (per Mcfe)	0.69	0.90	(0.21)	(23.3)%
Average Other Production, Ad Valorem, and Other Fees (per Mcfe)	0.12	0.14	(0.02)	(14.3)%
Average Other Transportation, Gathering and Compression Costs (per Mcfe)	1.07	0.96	0.11	11.5%
Average Other Depreciation, Depletion and Amortization Costs (per Mcfe)	1.49	2.34	(0.85)	(36.3)%
Total Average Other Costs (per Mcfe)	$3.37	$4.34	$(0.97)	(22.4)%
Average Margin for Other (per Mcfe)	$(0.76)	$(1.31)	$0.55	42.0%

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

Other Gas sales volumes are primarily related to shallow oil and gas production, as well as the Chattanooga shale in Tennessee. Natural gas, NGLs and oil sales related to the Other Gas segment were $41 million for the year ended December 31, 2016 compared to $55 million for the year ended December 31, 2015. The decrease in natural gas and oil sales primarily related to the $0.24 per Mcf decrease in average gas sales price. Total exploration and production costs related to these other sales were $76 million for the year ended December 31, 2016 compared to $115 million for the year ended December 31, 2015. The decrease was primarily due to a decrease in depreciation, depletion and amortization costs related to the adjustment to the Company's shallow oil and gas rates after an impairment in the carrying value was recognized in the second quarter of 2015 (see Note 9 - Property, Plant and Equipment of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information).

The Other Gas segment recognized an unrealized loss on commodity derivative instruments of $386 million as well as cash settlements of $17 million for the year ended December 31, 2016. For the year ended December 31, 2015, the Company recognized an unrealized gain on commodity derivative instruments of $197 million as well as cash settlements of $22 million. The unrealized loss/gain on commodity derivative instruments represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis and is the result of the December 31, 2014 de-designation of all derivative positions as cash flow hedges. Changes in fair value were recorded in Accumulated Other Comprehensive Income prior to de-designation.

Purchased gas volumes represent volumes of gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers. Purchased gas sales revenues were $43 million for the year ended December 31, 2016 compared to $14 million for the year ended December 31, 2015. Purchased gas costs were $43 million for the year ended December 31, 2016 compared to $11 million for the year ended December 31, 2015. The period-to-period increase in purchased gas sales revenue was due to the increase in purchased gas sales volumes, offset, in part, by the decrease in market prices.

	For the Years Ended December 31,
	2016	2015	Variance	Percent Change
Purchased Gas Sales Volumes (in billion cubic feet)	21.7	6.8	14.9	219.1%
Average Sales Price (per Mcf)	$1.99	$2.14	$(0.15)	(7.0)%
Average Cost (per Mcf)	$1.97	$1.59	$0.38	23.9%

Miscellaneous other income was $81 million for the year ended December 31, 2016 compared to $62 million for the year ended December 31, 2015. The $19 million increase was primarily due to the following items:

	For the Years Ended December 31,
(in millions)	2016	2015	Variance	Percent Change
Right of Way Sales	$15	$2	$13	650.0%
Equity in Earnings of Affiliates	52	47	5	10.6%
Gathering Revenue	11	10	1	10.0%
Other	3	3	—	—%
Total Miscellaneous Other Income	$81	$62	$19	30.6%

•	Right of Way Sales increased $13 million in the period-to-period comparison due to an initiative in the current year to generate additional revenue from our unutilized surface rights.

•
Equity in Earnings of Affiliates increased $5 million primarily due to an increase in earnings from CONE Midstream Partners LP and CONE Gathering LLC. See Note 25 - Related Party Transactions of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Gain on sale of assets was $14 million for the year ended December 31, 2016 compared to $13 million for the year ended December 31, 2015. The $1 million increase was due to various land asset sales that occurred throughout both periods, none of which were individually material.
Exploration and production related other costs were $15 million for the year ended December 31, 2016 compared to $10 million for the year ended December 31, 2015. The $5 million increase in costs is primarily related to the following items:

	For the Years Ended December 31,
(in millions)	2016	2015	Variance	Percent Change
Lease Expiration Costs	$7	$4	$3	75.0%
Permitting Expense	2	1	1	100.0%
Land Rentals	4	5	(1)	(20.0)%
Other	2	—	2	100.0%
Total Exploration and Other Costs	$15	$10	$5	50.0%

•
Lease Expiration Costs increased by $3 million in the period-to-period comparison, primarily due to an increase in the number of leases allowed to expire in the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Other corporate expenses were $88 million for the year ended December 31, 2016 compared to $66 million for the year ended December 31, 2015. The $22 million increase in the period-to-period comparison was made up of the following items:

	For the Years Ended December 31,
	2016	2015	Variance	Percent Change
Severance Expense	$1	$5	$(4)	(80.0)%
Litigation Settlements	1	2	(1)	(50.0)%
Insurance Expense	3	3	—	—%
Unutilized Firm Transportation and Processing Fees	37	33	4	12.1%
Transaction Fees	4	—	4	100.0%
Idle Rig Expense	33	19	14	73.7%
Other	9	4	5	125.0%
Total Other Corporate Expenses	$88	$66	$22	33.3%

•
Severance Expense decreased $4 million in the period-to-period comparison primarily due to the Company reorganization that occurred in the third quarter of 2015. Amounts recorded in the current period are primarily due to the Company's first quarter 2016 reorganization.

•
Unutilized Firm Transportation and Processing Fees represent pipeline transportation capacity the E&P segment has obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for natural gas liquids. The increase in the period-to-period comparison was primarily due to the decrease in the utilization of capacity. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Gathering Revenue in miscellaneous other income above.

•	Transaction Fees of $4 million are associated with the dissolution of the Noble Energy Marcellus Shale joint venture.

•
Idle Rig Expense related to temporary idling of some of the Company's natural gas rigs. The total idle rig expense increased in the period-to-period comparison due to unfavorable market conditions in the first half of the current period.

•
Other increased $5 million in the period-to-period comparison primarily due to a 401(k) discretionary contribution in the current period, as well as various transactions that occurred throughout both periods, none of which were individually material.

Impairment of Exploration and Production Properties of $829 million for the year ended December 31, 2015 relates to the write down of the Company's shallow oil and gas asset values in June 2015. See Note 9- Property, Plant and Equipment of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information. No such write downs occurred in the current period.
Selling, general and administrative (SG&A) costs are allocated to the total E&P segment based on percentage of total revenue and percentage of total projected capital expenditures. SG&A costs were $102 million for each of the years ended December 31, 2016 and December 31, 2015. Refer to the discussion of total company selling, general and administrative costs contained in the section "Net Loss Attributable to CONSOL Energy Shareholders" of this annual report for a detailed cost explanation.

Interest expense related to the E&P division was $3 million for the year ended December 31, 2016 compared to $6 million for the year ended December 31, 2015. Interest was incurred by the Other Gas segment on interest allocated to the E&P division under CONSOL Energy's credit facility.

TOTAL PA MINING OPERATIONS DIVISION ANALYSIS for the year ended December 31, 2016 compared to the year ended December 31, 2015:
The PA Mining Operations division principal activities consist of mining, preparation and marketing of thermal coal to power generators. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PA Mining Operations division but not included in the cost components on a per unit basis.

The PA Mining Operations division had earnings before income tax of $131 million for the year ended December 31, 2016, compared to earnings before income tax of $405 million for the year ended December 31, 2015. Variances are discussed below.

	For the Years Ended December 31,
(in millions)	2016	2015	Variance
Sales:
Coal Sales	$1,066	$1,289	$(223)
Freight Revenue	46	20	26
Miscellaneous Other Income	13	4	9
Total Revenue and Other Income	1,125	1,313	(188)
Operating Costs and Expenses:
Operating Costs	691	789	(98)
Depreciation, Depletion and Amortization	154	167	(13)
Total Operating Costs and Expenses	845	956	(111)
Other Costs and Expenses:
Other Costs	42	(122)	164
Depreciation, Depletion and Amortization	14	10	4
Total Other Costs and Expenses	56	(112)	168
Freight Expense	46	20	26
Selling, General and Administrative Costs	38	41	(3)
Total PA Mining Operations Costs	985	905	80
Interest Expense	9	3	6
Total PA Mining Operations Division Expense	994	908	86
Earnings Before Income Tax	$131	$405	$(274)

The PA Mining Operations coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Years Ended December 31,
	2016	2015	Variance	Percent Change
Company Produced PA Mining Operations Tons Sold (in millions)	24.6	22.9	1.7	7.4%
Average Sales Price Per PA Mining Operations Ton Sold	$43.31	$56.36	$(13.05)	(23.2%)

Total Operating Costs Per Ton Sold	$28.09	$34.47	$(6.38)	(18.5%)
Total Depreciation, Depletion and Amortization Costs Per Ton Sold	6.26	7.31	(1.05)	(14.4%)
Total Costs Per PA Mining Operations Ton Sold	$34.35	$41.78	$(7.43)	(17.8%)
Average Margin Per PA Mining Operations Ton Sold	$8.96	$14.58	$(5.62)	(38.5%)

Coal Sales

PA Mining Operations coal sales were $1,066 million for the year ended December 31, 2016, compared to $1,289 million for the year ended December 31, 2015. The $223 million decrease was attributable to a $13.05 per ton lower average sales price, offset by a 1.7 million increase in tons sold. The lower average sales price per PA Mining Operations ton sold was primarily the result of the continued decline in both the domestic and global thermal coal markets, particularly in the first half of 2016. The decline was related to higher customer inventories and lower gas prices after persistently mild 2015 weather.

The increase in overall tons sold reflects the improvement in both domestic and international coal demand throughout the second half of 2016.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $46 million for the year ended December 31, 2016, compared to $20 million for the year ended December 31, 2015. The $26 million increase was due to increased shipments where transportation services were contractually provided.

Miscellaneous Other Income

Miscellaneous other income was $13 million for the year ended December 31, 2016, compared to $4 million for the year ended December 31, 2015. Approximately $6 million of the increase was the result of a partial coal contract buyout in the current period. The remaining $3 million increase was the result of various transactions that occurred during both periods, none of which were individually material.

Operating Costs and Expenses

Operating costs and expenses are comprised of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Operating costs and expenses include items such as direct operating costs, royalty and production taxes, employee-related expenses and depreciation, depletion, and amortization costs. Total operating costs and expenses for the PA Mining Operations division were $845 million for the year ended December 31, 2016, or $111 million lower than the $956 million for the year ended December 31, 2015. Total costs per PA Mining Operations ton sold were $34.35 per ton in the year ended December 31, 2016, compared to $41.78 per ton in the year ended December 31, 2015. The decrease in the cost of coal sold was driven by the idling of one longwall at the PA Mining Operations complex for approximately 90 days, a reduction of staffing levels, vendor concessions and a realignment of employee benefits. All of the above steps resulted in more consistent operating schedules, reduced labor costs and improved productivity. Productivity for the year ended December 31, 2016, as measured by tons per employee hour, improved by 17% compared to the year earlier period, despite the reduced number of longwalls in operation.
Other Costs and Expenses
Other costs and expenses include items that are assigned to the PA Mining Operations division but are not included in unit costs. Other costs and expenses increased $168 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was due to the following:

	For the Years Ended December 31,
	2016	2015	Variance
OPEB Plan Changes	$—	$(129)	$129
Idle Mine Costs	19	—	19
Purchased Coal Costs	6	—	6
Litigation Expense	4	—	4
Severance Expense	1	—	1
Amortization of Capitalized Interest	9	9	—
Coal Reserve Holding Costs	4	5	(1)
Other	13	3	10
Other Costs and Expenses	$56	$(112)	$168

•
Income of $129 million related to OPEB plan changes made in May 2015 for retired employees. Refer to the discussion of total Company long-term liabilities contained in the section "Net Loss Attributable to CONSOL Energy Shareholders" of this annual report for a detailed cost explanation. No such transactions occurred during the year ended December 31, 2016.

•
Idle Mine Costs increased $19 million, due to the temporary idling of one longwall at the PA Mining Operations complex for approximately 90 days in the first half of 2016 to optimize operating schedules.

•	Purchased Coal Costs increased $6 million due to higher volumes of coal that needed to be purchased to fulfill various contracts.

•
Litigation expense relates to approximately $3 million of costs which were incurred during the year ended December 31, 2016 related to the proposed consent decree with respect to the Bailey mine complex. See Note 22 - Commitments and Contingent Liabilities of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information. The remaining change was the result of various transactions that occurred, none of which were individually material.

•	Severance Expense of $1 million was incurred during the year ended December 31, 2016 in connection with the Company's ongoing cost reduction efforts. No such transactions occurred in the prior period.

•	Other increased $10 million in the period-to-period comparison primarily due to a 401(k) discretionary contribution in the current period.

Selling, General and Administrative Costs

Upon execution of the CNXC IPO, CNXC entered into a service agreement with CONSOL Energy that required CONSOL Energy to provide certain selling, general and administrative services. These services are paid monthly based on an agreed-upon fixed fee that is reset at least annually. See Note 25 - Related Party Transactions of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information. The amount of selling, general and administrative costs related to PA Mining Operations was $38 million for the year ended December 31, 2016, compared to $41 million for the year ended December 31, 2015. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net Loss Attributable to CONSOL Energy Shareholders" of this annual report for a detailed cost explanation.

Interest Expense
Interest expense, net of amounts capitalized, of $9 million and $3 million for the years ended December 31, 2016 and 2015, respectively, is primarily comprised of interest on the CNXC revolving credit facility that was drawn upon after the CNXC IPO on July 7, 2015.

OTHER DIVISION ANALYSIS for the year ended December 31, 2016 compared to the year ended December 31, 2015:
The Other division includes expenses from various corporate and diversified business activities that are not allocated to the E&P or PA Mining Operations divisions. The diversified business activities include coal terminal operations, closed and idle mine activities, water operations, selling, general and administrative activities, income tax expense (benefit), as well as various other non-operated activities.

The Other division had a loss before income tax of $277 million for the year ended December 31, 2016, compared to a loss before income tax of $202 million for the year ended December 31, 2015. The Other division also includes total Company income tax expense related to continuing operations of $10 million for the year ended December 31, 2016, compared to an income tax benefit of $125 million for the year ended December 31, 2015.

	For the Years Ended December 31,
(in millions)	2016	2015	Variance	Percent Change
Other Outside Sales	$32	$31	$1	3.2%
Miscellaneous Other Income	73	78	(5)	(6.4)%
Gain on Sale of Assets	5	61	(56)	(91.8)%
Total Revenue	110	170	(60)	(35.3)%
Miscellaneous Operating Expense	183	79	104	131.6%
Selling, General, and Administrative Costs	13	15	(2)	(13.3)%
Depreciation, Depletion and Amortization	12	20	(8)	(40.0)%
Loss on Debt Extinguishment	—	68	(68)	(100.0)%
Interest Expense	179	190	(11)	(5.8)%
Total Other Costs	387	372	15	4.0%
Loss Before Income Tax	(277)	(202)	(75)	(37.1)%
Income Tax Expense (Benefit)	10	(125)	135	108.0%
Net Loss	$(287)	$(77)	$(210)	(272.7)%

Other Outside Sales
Other outside sales primarily consists of sales from the Company's coal terminal operations. Coal terminal operations sales were $32 million for the year ended December 31, 2016, compared to $31 million for the year ended December 31, 2015. The $1 million increase in the period-to-period comparison was primarily due to an increase in throughput rates in the current period.

Miscellaneous Other Income
Miscellaneous other income was $73 million for the year ended December 31, 2016, compared to $78 million for the year ended December 31, 2015. The change is due to the following items:

	For the Years Ended December 31,
(in millions)	2016	2015	Variance
Equity in Earnings of Affiliates	$1	$8	$(7)
Purchased Coal Sales	—	2	(2)
Rental Income	36	37	(1)
Interest Income	1	2	(1)
Right of Way Sales	12	8	4
Royalty Income	20	15	5
Other Income	3	6	(3)
Total Miscellaneous Other Income	$73	$78	$(5)

•
Equity in Earnings of Affiliates decreased $7 million due to the sale of the Company's 49% interest in Western Allegheny Energy in September 2015. See Note 3 - Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details.

•	Purchased Coal Sales decreased $2 million due to lower volumes of coal that needed to be purchased to fulfill various contracts in the current period.

•	Right of Way Sales increased $4 million in the period-to-period comparison due to an initiative in the current year to generate additional revenue from the Company's unutilized surface rights.

•
Royalty Income increased $5 million primarily due to additional royalties received in the current year resulting from the sale of Buchanan Mine. See Note 2 - Discontinued Operations in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details.

Gain on Sale of Assets

Gain on sale of assets decreased $56 million in the period-to-period comparison, primarily due to the sale of the Company's 49% interest in Western Allegheny Energy in September 2015. See Note 3 - Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details.

Miscellaneous Operating Expense

Miscellaneous operating expense related to the Other division was $183 million for the year ended December 31, 2016, compared to $79 million for the year ended December 31, 2015. Miscellaneous operating expense increased in the period-to-period comparison due to the following items:

	For the Years Ended December 31,
(in millions)	2016	2015	Variance
OPEB Plan Changes	$—	$(125)	$125
Coal Reserve Holding Costs	19	8	11
Litigation Expense	5	—	5
Pension Settlement	22	19	3
Bank Fees	18	17	1
Closed and Idle Mines	9	9	—
Purchased Coal	—	1	(1)
UMWA Expenses	9	10	(1)
Workers' Compensation	6	7	(1)
Lease Rental Expense	30	31	(1)
Coal Terminal Operations	18	20	(2)
UMWA OPEB Expense	43	47	(4)
Severance Payments	1	6	(5)
Industrial Supplies Working Capital Settlement	—	6	(6)
Pension Expense	(14)	6	(20)
Other	17	17	—
Miscellaneous Operating Expense	$183	$79	$104

•
Income of $125 million was the result of modifications made to the OPEB plan in May 2015 for retired employees. Refer to the discussion of total Company long-term liabilities contained in the section "Net Loss Attributable to CONSOL Energy Shareholders" of this annual report and Note 14 - Pension and Other Postretirement Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information. No such transactions occurred in the current period.

•	Coal Reserve Holding Costs increased $11 million in the period-to-period comparison, primarily as a result of the surrender of various leases in the current period.

•
Pension Settlement expense is required when lump sum distributions made for a given plan year exceed the total of the service and interest costs for that same plan year. Settlement accounting was triggered in both periods. See Note 14 - Pension and Other Postretirement Benefits Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

•	Purchased Coal decreased $1 million due to lower volumes of coal that needed to be purchased to fulfill various contracts.

•	Lease Rental Expense decreased $1 million primarily due to the buyout of certain leased equipment in the current period.

•	Coal Terminal Operations decreased $2 million due to a reduction in labor costs.

•	UMWA OPEB Expense decreased $4 million primarily due to a decrease in interest costs.

•	Severance Payments decreased $5 million in the period-to-period comparison, primarily related to the company reorganization that occurred in the year ended December 31, 2015.

•
Industrial Supplies Working Capital Settlement of $6 million represents the settlement of working capital adjustments and other matters in the year ended December 31, 2015 related to the divestiture of the Company's industrial supplies subsidiary in December 2014.

•
Pension Expense decreased $20 million in the period-to-period comparison due to a decrease in actuarially-calculated amortization related to modifications made to the pension plan in May 2015. See Note 14 - Pension and Other Postretirement Benefits Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Selling, General and Administrative Costs
Selling, general and administrative costs allocated to the Other division were $13 million for the year ended December 31, 2016, compared to $15 million for the year ended December 31, 2015. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net Loss Attributable to CONSOL Energy Shareholders" of this annual report for more information.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $8 million in the period-to-period comparison, primarily related to a reduction of the asset retirement obligations at various closed and idled mine locations.

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

Interest Expense

Interest expense of $179 million was recognized in the year ended December 31, 2016, compared to $190 million in the year ended December 31, 2015. The $11 million decrease in the period-to-period comparison was due to the partial payoff of the 2020 and 2021 bonds in March and April 2015. Also contributing to the decrease was a decrease in the average outstanding balance on the Company's revolving credit facility, as well as lower interest rates on the 2023 bonds issued in March 2015 when compared to the interest rate on the 2020 bonds.

Income Taxes
The effective income tax rate for continuing operations when excluding non-controlling interest was (1.9)% for the year ended December 31, 2016, compared to 26.3% for the year ended December 31, 2015. During the year ended December 31, 2016, CONSOL Energy settled a Federal audit of the years 2010-2013 and received a favorable private letter ruling from the IRS related to bonus depreciation. Overall, the Company received approximately $21 million in refunds during 2016 and anticipates additional cash refunds in 2017.
Some of the factors contributing to these refunds put pressure on deferred tax assets related to AMT credits. Although these credits never expire, at December 31, 2016, management could not demonstrate sufficient positive evidence to ensure realizability of these assets in the foreseeable future. As CONSOL Energy was in a three-year cumulative pre-tax loss, the Company did not consider future generation of income to support the realization of these credits. As a result, the Company recorded a valuation allowance of $167 million at December 31, 2016. These credits can be fully utilized when sufficient operating income is generated by the Company.
An additional $38 million valuation allowance was recorded against state deferred tax assets related to state net operating losses and other temporary differences, Federal charitable contribution and foreign tax credit carryforwards.
See Note 6-Income Taxes in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

	For the Years Ended December 31,
	2016	2015	Variance	Percent Change
Total Company Loss Before Income Tax excluding Noncontrolling Interest	$(535)	$(476)	$(59)	12.4%
Income Tax Expense (Benefit)	$10	$(125)	$135	(108.0)%
Effective Income Tax Rate	(1.9)%	26.3%	(28.2)%

Results of Operations: Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014
Net (Loss) Income Attributable to CONSOL Energy Shareholders
CONSOL Energy reported a net loss attributable to CONSOL Energy shareholders of $375 million, or a loss per diluted share of $1.64, for the year ended December 31, 2015, compared to net income attributable to CONSOL Energy shareholders of $163 million, or earnings of $0.70 per diluted share, for the year ended December 31, 2014.

	For the Years Ended December 31,
(Dollars in thousands)	2015	2014	Variance
(Loss) Income from Continuing Operations	$(350,266)	$164,947	$(515,213)
Loss from Discontinued Operations	(14,209)	(1,857)	(12,352)
Net (Loss) Income	$(364,475)	$163,090	$(527,565)
Less: Net Income Attributable to Noncontrolling Interests	10,410	—	10,410
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(374,885)	$163,090	$(537,975)

CONSOL Energy consists of two principal business divisions: Exploration and Production (E&P) and Pennsylvania (PA) Mining Operations. The E&P division includes four reportable segments: Marcellus, Utica, Coalbed Methane (CBM) and Other Gas.

The E&P division contributed a loss before income tax of $679 million for the year ended December 31, 2015, compared to earnings before income tax of $190 million for the year ended December 31, 2014. Included in the 2015 net loss before income tax was a loss of $829 million primarily related to the impairment of the carrying value of CONSOL Energy's shallow oil and natural gas assets due to depressed NYMEX forward strip prices (see Note 9 - Property, Plant and Equipment of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information).

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

The E&P division natural gas, NGLs, and oil sales were $729 million for the year ended December 31, 2015, compared to $1,008 million for the year ended December 31, 2014. The decrease was primarily due to the 46.0% decrease in the average Gas sales price per Mcf without the impact of derivative instruments, offset in part, by the 39.5% increase in total E&P sales volumes. The decrease in average sales price was the result of the overall decrease in general market prices.

The E&P division sales volumes, average sales price (including the effects of derivative instruments), and average costs for all active E&P operations were as follows:

	For the Years Ended December 31,
	2015	2014	Variance	Percent Change
E&P Sales Volumes (Bcfe)	328.7	235.7	93.0	39.5%

Average Sales Price (per Mcfe)	$2.81	$4.37	$(1.56)	(35.7)%
Average Costs (per Mcfe)	2.62	3.13	(0.51)	(16.3)%
Average Margin	$0.19	$1.24	$(1.05)	(84.7)%

Changes in the average costs per Mcfe were primarily related to the following items:

•
The improvement in unit costs is primarily due to the continuing shift towards lower cost Marcellus and Utica Shale production, ongoing cost reduction efforts and the 39.5% increase in total volumes sold in the period-to-period comparison. Marcellus production made up 52.4% of E&P sales volumes in the year ended December 31, 2015, compared to 47.4% in the year ended December 31, 2014. Utica production made up 17.1% of E&P sales volumes in the year ended December 31, 2015, compared to 7.1% in the year ended December 31, 2014.

•
Depreciation, depletion and amortization decreased on a per-unit basis primarily due to the adjustment to the Company's shallow oil and gas rates following the impairment in carrying value that was recognized in the second quarter of 2015 (see Note 9 - Property, Plant and Equipment in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information), as well as the increase in E&P sales volumes from the Company's lower cost Marcellus and Utica production. The decrease was offset, in part, by an overall increase in rates due to the reduction in the 2015 year-end reserves, as well as an increase in total dollars as production continued to grow.

•
Lease operating expenses decreased on a per-unit basis in the period-to-period comparison due to the overall increase in E&P sales volumes. The decrease in unit costs was partially offset by an increase in repairs and maintenance, salt water disposal costs, and contractual services related to well tending.

The PA Mining Operations division had earnings before income tax of $405 million for the year ended December 31, 2015, compared to earnings before income tax of $431 million for the year ended December 31, 2014.
Sales tons, average sales price and average cost of goods sold per ton for the PA Mining Operations division were as follows:

	For the Years Ended December 31,
	2015	2014	Variance	Percent Change
Company Produced PA Mining Operations Tons sold (in millions)	22.9	26.1	(3.2)	(12.3)%

Average Sales Price per ton sold	$56.36	$61.88	$(5.52)	(8.9)%
Average Cost of Goods Sold per ton	41.78	43.63	(1.85)	(4.2)%
Average Margin	$14.58	$18.25	$(3.67)	(20.1)%

The lower average sales price per ton sold in the 2015 period was primarily the result of the continued decline in both the domestic and global thermal coal markets. Due to the weak domestic thermal spot market, the PA Mining Operations division priced 5.5 million tons on the export market for the year ended December 31, 2015, compared to 3.3 million tons for the year ended December 31, 2014. All other tons were sold on the domestic market.

Changes in the average cost of goods sold per ton were primarily driven by improved operational efficiencies, better geological conditions, a reduced workforce, a decrease in stream subsidence expense and other ongoing cost reduction efforts. In order to preserve margins, PA Mining Operations moved to a four-day work week in May 2015, compared to a normal five-day per week schedule. The decrease in unit costs was primarily the result of Pension and OPEB plan modifications for active employees in

September 2014. Refer to the discussion of total Company long-term liabilities below for more information on the effect of the Pension and OPEB plan modifications.
The Other division includes other business activities not assigned to the E&P or PA Mining Operations divisions, income taxes, and industrial supplies activity (this subsidiary was sold in December 2014). The Other division had a net loss of $77 million for the year ended December 31, 2015, compared to a net loss of $452 million for the year ended December 31, 2014.
Selling, general and administrative (SG&A) costs are allocated to the PA Mining Operations division based upon a shared service agreement that CONSOL Energy entered into with CNX Coal Resources LP (CNXC) upon execution of the CNXC initial public offering (IPO). The shared service agreement calls for CONSOL Energy to provide certain selling, general and administrative services that are paid for monthly, based on an agreed upon fixed fee that is reset at least annually. See Note 25 - Related Party Transactions of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information. The remaining SG&A costs are allocated between the E&P and Other divisions based primarily on a percentage of total revenue and a percentage of total projected capital expenditures.

SG&A costs are excluded from the E&P and PA Mining Operations unit costs above. SG&A costs were $158 million for the year ended December 31, 2015, compared to $211 million for the year ended December 31, 2014. SG&A costs decreased due to the following items:

	For the Years Ended December 31,
(in millions)	2015	2014	Variance	Percent Change
Short-Term Incentive Compensation	$40	$55	$(15)	(27.3)%
Stock-Based Compensation	25	40	(15)	(37.5)%
Contributions	1	9	(8)	(88.9)%
Employee Wages and Related Expenses	62	70	(8)	(11.4)%
Consulting and Professional Services	15	20	(5)	(25.0)%
Advertising and Promotion	7	7	—	—%
Rent	8	8	—	—%
Other	—	2	(2)	(100.0)%
Total Company Selling, General and Administrative Expense	$158	$211	$(53)	(25.1)%

•	The decrease in Short-Term Incentive Compensation was a result of lower payouts in the current period.

•
Stock-Based Compensation decreased $15 million in the period-to-period comparison primarily due to accelerated non-cash amortization recorded in the prior period for employees who received awards under the Company's Equity Incentive Plan.

•
Contributions decreased $8 million primarily due to a charitable contribution of $6 million to the Boy Scouts of America that was recorded during the year ended December 31, 2014. The remaining $2 million decrease is due to various transactions that occurred throughout both periods, none of which were individually material.

•	Employee Wages and Related Expenses decreased $8 million primarily due to the Company reorganization that occurred in the year ended December 31, 2015.

•
Consulting and Professional Services decreased $5 million due to various transactions that occurred throughout both periods, none of which were individually material, including a general decrease in legal expenses during the year ended December 31, 2015.

Total Company long-term liabilities, such as Other Post-Employment Benefits (OPEB), the salary retirement plan, workers' compensation, Coal Workers' Pneumoconiosis (CWP), and long-term disability are actuarially calculated for the Company as a whole. In general, the expenses are then allocated to the segments based upon criteria specific to each liability. Total CONSOL Energy continuing operations expense related to actuarial liabilities was income of $162 million for the year ended December 31, 2015, compared to expense of $96 million for the year ended December 31, 2014. The decrease of $258 million was primarily due to modifications made to the OPEB and Pension plans in September 2014 and May 2015. Not included in the 2014 long-term liability expense totals discussed above is $46 million of expense for cash payments made to active employees in the fourth quarter of 2014. See Note 14—Pension and Other Postretirement Benefit Plans and Note 15—Coal Workers' Pneumoconiosis (CWP) and Workers' Compensation in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details.

TOTAL E&P DIVISION ANALYSIS for the year ended December 31, 2015 compared to the year ended December 31, 2014:
The E&P division had a loss before income tax of $679 million for the year ended December 31, 2015 compared to earnings before income tax of $190 million for the year ended December 31, 2014. Variances by individual E&P segment are discussed below.

	For the Year Ended					Difference to Year Ended
	December 31, 2015					December 31, 2014
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGLs and Oil Sales	$379	$93	$202	$55	$729	$(78)	$6	$(141)	$(66)	$(279)
Gain on Commodity Derivative Instruments	101	6	67	219	393	86	5	63	216	370
Purchased Gas Sales	—	—	—	14	14	—	—	—	5	5
Miscellaneous Other Income	—	—	—	62	62	—	—	—	2	2
Gain on Sale of Assets	—	—	—	13	13	—	—	—	(33)	(33)
Total Revenue and Other Income	480	99	269	363	1,211	8	11	(78)	124	65
Lease Operating Expense	44	22	33	23	122	(2)	4	(9)	(10)	(17)
Production, Ad Valorem, and Other Fees	18	2	7	3	30	—	1	(5)	(5)	(9)
Transportation, Gathering and Compression	200	35	85	23	343	96	28	(11)	(9)	104
Depreciation, Depletion and Amortization	162	59	84	66	371	30	41	(5)	(19)	47
Exploration and Production Related Other Costs	—	—	—	10	10	—	—	—	(13)	(13)
Purchased Gas Costs	—	—	—	11	11	—	—	—	4	4
Other Corporate Expenses	—	—	—	66	66	—	—	—	19	19
Impairment of Exploration and Production Properties	—	—	—	829	829	—	—	—	829	829
Selling, General and Administrative Costs	—	—	—	102	102	—	—	—	(27)	(27)
Total Exploration and Production Costs	424	118	209	1,133	1,884	124	74	(30)	769	937
Interest Expense	—	—	—	6	6	—	—	—	(3)	(3)
Total E&P Division Costs	424	118	209	1,139	1,890	124	74	(30)	766	934
Earnings (Loss) Before Income Tax	$56	$(19)	$60	$(776)	$(679)	$(116)	$(63)	$(48)	$(642)	$(869)

MARCELLUS SEGMENT
The Marcellus segment had earnings before income tax of $56 million for the year ended December 31, 2015 compared to earnings before income tax of $172 million for the year ended December 31, 2014.

	For the Years Ended December 31,
	2015	2014	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	149.4	99.4	50.0	50.3%
NGLs Sales Volumes (Bcfe)*	19.0	10.9	8.1	74.3%
Condensate Sales Volumes (Bcfe)*	3.9	1.4	2.5	178.6%
Total Marcellus Sales Volumes (Bcfe)*	172.3	111.7	60.6	54.3%

Average Sales Price - Gas (Mcf)	$2.09	$3.82	$(1.73)	(45.3)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.67	$0.15	$0.52	346.7%
Average Sales Price - NGLs (Mcfe)*	$2.54	$5.77	$(3.23)	(56.0)%
Average Sales Price - Condensate (Mcfe)*	$5.02	$10.47	$(5.45)	(52.1)%

Total Average Marcellus Sales Price (per Mcfe)	$2.79	$4.23	$(1.44)	(34.0)%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.26	0.41	(0.15)	(36.6)%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.10	0.16	(0.06)	(37.5)%
Average Marcellus Transportation, Gathering and Compression Costs (per Mcfe)	1.16	0.93	0.23	24.7%
Average Marcellus Depreciation, Depletion and Amortization Costs (per Mcfe)	0.94	1.19	(0.25)	(21.0)%
Total Average Marcellus Costs (per Mcfe)	$2.46	$2.69	$(0.23)	(8.6)%
Average Margin for Marcellus (per Mcfe)	$0.33	$1.54	$(1.21)	(78.6)%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGLs and oil sales of $379 million for the year ended December 31, 2015 compared to $457 million for the year ended December 31, 2014. The $78 million decrease was primarily due to a 45.3% decrease in the average gas sales price in the period-to-period comparison, partially offset by a 54.3% increase in total Marcellus sales volumes. The increase in total sales volumes is primarily due to additional wells coming on-line in the current period.

The decrease in the total average Marcellus sales price was primarily the result of the $1.73 per Mcf decrease in gas market prices, along with a $0.17 per Mcfe decrease in the uplift from NGLs and condensate sales volumes, when excluding the impact of hedging. These decreases were offset, in part, by a $0.52 per Mcf increase in the gain on commodity derivative instruments resulting from the Company's hedging program. The increase in the gain was due to an increase in volumes hedged and lower market prices. These financial hedges represented approximately 90.3 Bcf of the Company's produced Marcellus gas sales volumes for the year ended December 31, 2015 at an average gain of $1.09 per Mcf. For the year ended December 31, 2014, these financial hedges represented approximately 70.4 Bcf at an average gain of $0.21 per Mcf.

Total exploration and production costs for the Marcellus segment were $424 million for the year ended December 31, 2015 compared to $300 million for the year ended December 31, 2014. The increase in total dollars and decrease in unit costs for the Marcellus segment are due to the following items:

•Marcellus lease operating expense was $44 million for the year ended December 31, 2015 compared to $46 million for the year ended December 31, 2014. The decrease in total dollars was primarily due to a reduction in employee related costs in the year ended December 31, 2015. The decrease in unit costs was primarily due to the 54.3% increase in total Marcellus sales volumes.

•Marcellus production, ad valorem, and other fees were $18 million for the years ended December 31, 2015 and 2014. The decrease in unit costs was primarily due to the 54.3% increase in total Marcellus sales volumes offset, in part, by the decrease in total average Marcellus sales price.

•Marcellus transportation, gathering and compression costs were $200 million for the year ended December 31, 2015 compared to $104 million for the year ended December 31, 2014. The $96 million increase in total dollars was primarily related to an increase in the CONE gathering fee due to the increase in total Marcellus sales volumes (See Note 25 - Related Party Transactions of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information), an increase in processing fees associated with natural gas liquids primarily due to the 74.3% increase in NGLs sales volumes, and an increase in utilized firm transportation expense. The increase in unit costs was due to the overall increase in total dollars.

•Depreciation, depletion and amortization costs attributable to the Marcellus segment were $162 million for the year ended December 31, 2015 compared to $132 million for the year ended December 31, 2014. These amounts included depreciation on a unit of production basis of $0.92 per Mcf and $1.16 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

UTICA SEGMENT

The Utica segment had a loss before income tax of $19 million for the year ended December 31, 2015 compared to earnings before income tax of $44 million for the year ended December 31, 2014.

	For the Years Ended December 31,
	2015	2014	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	38.3	10.3	28.0	271.8%
NGLs Sales Volumes (Bcfe)*	14.1	4.6	9.5	206.5%
Oil Sales Volumes (Bcfe)*	0.1	—	0.1	100.0%
Condensate Sales Volumes (Bcfe)*	3.7	1.8	1.9	105.6%
Total Utica Sales Volumes (Bcfe)*	56.2	16.7	39.5	236.5%

Average Sales Price - Gas (Mcf)	$1.52	$3.46	$(1.94)	(56.1)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.17	$0.12	$0.05	41.7%
Average Sales Price - NGLs (Mcfe)*	$1.39	$6.39	$(5.00)	(78.2)%
Average Sales Price - Oil (Mcfe)*	$6.58	$—	$6.58	100.0%
Average Sales Price - Condensate (Mcfe)*	$3.79	$11.69	$(7.90)	(67.6)%

Total Average Utica Sales Price (per Mcfe)	$1.75	$5.27	$(3.52)	(66.8)%
Average Utica Lease Operating Expenses (per Mcfe)	0.39	1.05	(0.66)	(62.9)%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.04	0.08	(0.04)	(50.0)%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.61	0.42	0.19	45.2%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	1.06	1.11	(0.05)	(4.5)%
Total Average Utica Costs (per Mcfe)	$2.10	$2.66	$(0.56)	(21.1)%
Average Margin for Utica (per Mcfe)	$(0.35)	$2.61	$(2.96)	(113.4)%
*NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Utica segment had natural gas, NGLs and oil sales of $93 million for the year ended December 31, 2015 compared to $87 million for the year ended December 31, 2014. The $6 million increase was primarily due to the 236.5% increase in total Utica sales volumes, partially offset by the 56.1% decrease in average gas sales price. The 39.5 Bcfe increase in total Utica sales volumes was due to additional wells coming on-line, primarily in dry Utica areas, in the year ended December 31, 2015.

The decrease in the total average Utica sales price was primarily due to the $1.94 per Mcf decrease in average market prices, along with a $1.61 decrease in the uplift from NGLs and condensate sales volumes, when excluding the impact of hedging. These decreases were offset, in part, by a $0.05 per Mcf increase in the gain on commodity derivative instruments in the current period. Financial hedges represented approximately 5.9 Bcf of the Company's produced Utica gas sales volumes for the year ended December 31, 2015 at an average gain of $1.08 per Mcf. For the year ended December 31, 2014, these financial hedges represented approximately 3.5 Bcf at an average gain of $0.35 per Mcf.

Total exploration and production costs for the Utica segment were $118 million for the year ended December 31, 2015 compared to $44 million for the year ended December 31, 2014. The increase in total dollars and decrease in unit costs for the Utica segment are due to the following items:

•Utica lease operating expense was $22 million for the year ended December 31, 2015 compared to $18 million for the year ended December 31, 2014. The increase in total dollars was primarily due to the increase in production which resulted in increased repair and maintenance costs, as well as increased contractual services related to well tending. The decrease in unit costs was primarily due to the 236.5% increase in total Utica sales volumes.

•Utica production, ad valorem, and other fees were $2 million for the year ended December 31, 2015 compared to $1 million for the year ended December 31, 2014. The increase in total dollars was primarily due to an increase in severance tax expense caused by the increase in total Utica sales volumes. Unit costs were positively impacted by both the increased sales volumes and the decreased average sales price.

•Utica transportation, gathering and compression costs were $35 million for the year ended December 31, 2015 compared to $7 million for the year ended December 31, 2014. The $28 million increase in total dollars was primarily related to increased gathering and processing fees associated with the increased Utica NGLs and gas sales volumes. The increase in unit costs was due to the increase in total dollars and was offset, in part, by the increase in total Utica sales volumes.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $59 million for the year ended December 31, 2015 compared to $18 million for the year ended December 31, 2014. These amounts included depreciation on a unit of production basis of $1.05 per Mcf and $1.09 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $60 million for the year ended December 31, 2015 compared to earnings before income tax of $108 million for the year ended December 31, 2014.

	For the Years Ended December 31,
	2015	2014	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	74.9	79.5	(4.6)	(5.8)%

Average Sales Price - Gas (Mcf)	$2.70	$4.32	$(1.62)	(37.5)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.90	$0.05	$0.85	1,700.0%

Total Average CBM Sales Price (per Mcf)	$3.60	$4.37	$(0.77)	(17.6)%
Average CBM Lease Operating Expenses (per Mcf)	0.44	0.52	(0.08)	(15.4)%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.10	0.15	(0.05)	(33.3)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.13	1.20	(0.07)	(5.8)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.13	1.14	(0.01)	(0.9)%
Total Average CBM Costs (per Mcf)	$2.80	$3.01	$(0.21)	(7.0)%
Average Margin for CBM (per Mcf)	$0.80	$1.36	$(0.56)	(41.2)%

The CBM segment had natural gas sales of $202 million for the year ended December 31, 2015 compared to $343 million for the year ended December 31, 2014. The $141 million decrease was primarily due to a 37.5% decrease in the average gas sales price, as well as a 5.8% decrease in CBM gas sales volumes. The decrease in CBM sales volumes was primarily due to normal well declines and less drilling activity.

The total average CBM sales price decreased $0.77 per Mcf due primarily to a $1.62 per Mcf decrease in gas market prices. The decrease was offset, in part, by a $0.85 per Mcf increase in the gain on commodity derivative instruments resulting from the Company's hedging program. The increase in the gain was due to lower market prices. These financial hedges represented approximately 57.5 Bcf of the Company's produced CBM sales volumes for the year ended December 31, 2015 at an average gain of $1.17 per Mcf. For the year ended December 31, 2014, these financial hedges represented approximately 70.0 Bcf at an average gain of $0.06 per Mcf.

Total exploration and production costs for the CBM segment were $209 million for the year ended December 31, 2015 compared to $239 million for the year ended December 31, 2014. The decrease in total dollars and decrease in unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $33 million for the year ended December 31, 2015 compared to $42 million for the year ended December 31, 2014. The decrease in total dollars was primarily related to a decrease in contractual services related to well tending and a decrease in repairs and maintenance expense. The decrease in unit costs was due to the decrease in total dollars, partially offset by the decrease in CBM gas sales volumes.

•CBM production, ad valorem, and other fees were $7 million for the year ended December 31, 2015 compared to $12 million for the year ended December 31, 2014. The $5 million decrease was due to a decrease in severance tax expense resulting from the decrease in both gas sales volumes and average sales price. Unit costs were positively impacted by the decrease in total average CBM sales price which was offset, in part, by the decrease in CBM gas sales volumes.

•CBM transportation, gathering and compression costs were $85 million for the year ended December 31, 2015 compared to $96 million for the year ended December 31, 2014. The $11 million decrease was primarily related to a decrease in repairs and maintenance, power and utilized firm transportation expense resulting from the decrease in CBM gas sales volumes. Unit costs were also positively impacted by the decrease in total dollars which was offset, in part, by the decrease in CBM gas sales volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $84 million for the year ended December 31, 2015 compared to $89 million for the year ended December 31, 2014. These amounts included depreciation on a unit of production basis of $0.73 per Mcf and $0.75 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

OTHER GAS SEGMENT

The Other Gas segment had a loss before income tax of $776 million for the year ended December 31, 2015 compared to a loss before income tax of $134 million for the year ended December 31, 2014.

	For the Years Ended December 31,
	2015	2014	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	24.8	27.1	(2.3)	(8.5)%
Oil Sales Volumes (Bcfe)*	0.5	0.7	(0.2)	(28.6)%
Total Other Sales Volumes (Bcfe)*	25.3	27.8	(2.5)	(9.0)%

Average Sales Price - Gas (Mcf)	$2.03	$4.04	$(2.01)	(49.8)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$0.88	$0.11	$0.77	700.0%
Average Sales Price - Oil (Mcfe)*	$8.15	$14.81	$(6.66)	(45.0)%

Total Average Other Sales Price (per Mcfe)	$3.03	$4.40	$(1.37)	(31.1)%
Average Other Lease Operating Expenses (per Mcfe)	0.90	1.24	(0.34)	(27.4)%
Average Other Production, Ad Valorem, and Other Fees (per Mcfe)	0.14	0.27	(0.13)	(48.1)%
Average Other Transportation, Gathering and Compression Costs (per Mcfe)	0.96	1.17	(0.21)	(17.9)%
Average Other Depreciation, Depletion and Amortization Costs (per Mcfe)	2.34	2.85	(0.51)	(17.9)%
Total Average Other Costs (per Mcfe)	$4.34	$5.53	$(1.19)	(21.5)%
Average Margin for Other (per Mcfe)	$(1.31)	$(1.13)	$(0.18)	(15.9)%

*Oil is converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas,which is not indicative of the relationship of oil and natural gas prices.

The Other Gas segment includes activity not assigned to the Marcellus, Utica, or CBM segments. This segment also includes purchased gas activity, unrealized gain or loss on commodity derivative instruments, exploration and production related other costs, other corporate expenses and miscellaneous operational activity not assigned to a specific E&P segment.

Other Gas sales volumes are primarily related to shallow oil and gas production, as well as the Chattanooga shale in Tennessee. Natural gas, NGLs and oil sales related to the Other Gas segment were $55 million for the year ended December 31, 2015 compared to $121 million for the year ended December 31, 2014. The decrease in natural gas and oil sales primarily related to the 49.8% decrease in average gas sales price. Total exploration and production costs related to these other sales were $115 million for the year ended December 31, 2015 compared to $158 million for the year ended December 31, 2014. The decrease was primarily due to a decrease in depreciation, depletion and amortization related costs related to the adjustment to the Company's shallow oil and gas rates after an impairment in the carrying value was recognized in the second quarter of 2015 (see Note 9 - Property, Plant and Equipment of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information), as well as a decrease in employee related costs.

The Other Gas segment recognized an unrealized gain on commodity derivative instruments of $197 million as well as cash settlements of $22 million for the year ended December 31, 2015. For the year ended December 31, 2014, the Company recognized cash settlements of $3 million. The unrealized gain on commodity derivative instruments represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis and is the result of the December 31, 2014 de-designation of all derivative positions as cash flow hedges. Changes in fair value were recorded in Accumulated Other Comprehensive Income prior to de-designation.

Purchased gas volumes represent volumes of gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers. Purchased gas sales revenues were $14 million for the year ended December 31, 2015 compared to $9 million for the year ended December 31, 2014. Purchased gas costs were $11 million for the year ended December 31, 2015 compared to $7 million for the year ended December 31, 2014. The period-to-period increase in purchased gas sales revenue was due to the increase in purchased gas sales volumes, offset, in part, by the decrease in market prices.

	For the Years Ended December 31,
	2015	2014	Variance	Percent Change
Purchased Gas Sales Volumes (in billion cubic feet)	6.8	1.9	4.9	257.9%
Average Sales Price (per Mcf)	$2.14	$4.65	$(2.51)	(54.0)%
Average Cost (per Mcf)	$1.59	$3.75	$(2.16)	(57.6)%

Miscellaneous other income was $62 million for the year ended December 31, 2015 compared to $60 million for the year ended December 31, 2014. The $2 million increase was primarily due to the following items:

	For the Years Ended December 31,
(in millions)	2015	2014	Variance	Percent Change
Equity in Earnings of Affiliates	$47	$32	$15	46.9%
Gathering Revenue	10	24	(14)	(58.3)%
Other	5	4	1	25.0%
Total Miscellaneous Other Income	$62	$60	$2	3.3%

•
Equity in Earnings of Affiliates increased $15 million due to an increase in earnings from CONE Midstream Partners LP and CONE Gathering LLC. See Note 25 - Related Party Transactions of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

•
Gathering Revenue primarily relates to the release (sale) of unutilized firm transportation capacity when possible and when beneficial in order to minimize unutilized firm transportation expense. Gathering revenue decreased $14 million in the period-to-period comparison, primarily due to a decrease in the release of capacity.

Gain on sale of assets was $13 million for the year ended December 31, 2015 compared to $46 million for the year ended December 31, 2014. The $33 million decrease was primarily due to the sale of Utica rights in Marshall County, WV to Noble Energy, which closed in December 2014 and resulted in a pre-tax gain of $25 million. The remaining decrease was due to various land asset sales that occurred throughout both periods, none of which were individually material.

Exploration and production related other costs were $10 million for the year ended December 31, 2015 compared to $23 million for the year ended December 31, 2014. The $13 million decrease is due to the following items:

	For the Years Ended December 31,
(in millions)	2015	2014	Variance	Percent Change
Lease Expiration Costs	$4	$9	$(5)	(55.6)%
Seismic Activity	—	5	(5)	(100.0)%
Land Rentals	5	5	—	—%
Permitting Expense	1	1	—	—%
Other	—	3	(3)	(100.0)%
Total Exploration and Other Costs	$10	$23	$(13)	(56.5)%

•
Lease Expiration Costs decreased by $5 million in the period-to-period comparison, primarily due to a decreased number of leases expiring in the year ended December 31, 2015 as compared to the year ended December 31, 2014.

•	Seismic Activity decreased by $5 million in the period-to-period comparison, primarily due to cost reduction efforts in the 2015 period.
Other corporate expenses were $66 million for the year ended December 31, 2015 compared to $47 million for the year ended December 31, 2014. The $19 million increase in the period-to-period comparison was made up of the following items:

	For the Years Ended December 31,
(in millions)	2015	2014	Variance	Percent Change
Idle Rig Expense	$19	$—	$19	100.0%
Severance Expense	5	—	5	100.0%
Litigation Expense	2	—	2	100.0%
Insurance Expense	3	4	(1)	(25.0)%
Bank Fees	—	4	(4)	(100.0)%
Unutilized Firm Transportation and Processing Fees	33	38	(5)	(13.2)%
Other	4	1	3	300.0%
Total Other Corporate Expenses	$66	$47	$19	40.4%

•
Idle rig fees are related to the temporary idling of some of the Company's natural gas rigs. The Company incurred $19 million of idle rig fees during the year ended December 31, 2015 in response to declining market conditions. No idle rig fees were incurred during the year ended December 31, 2014.

•	Severance Expense was a result of the Company reorganization that occurred in the 2015 period. There was no such expense in the 2014 period.

•	Bank Fees decreased $4 million due to the termination of the CNX Gas Senior Secured Credit Agreement on June 18, 2014.

•
Unutilized firm transportation costs represent pipeline transportation capacity that the E&P division has obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for natural gas liquids. Unutilized Firm Transportation and Processing Fees decreased $5 million in the period-to-period comparison due to an increase in the utilization of the capacity. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. This revenue is included in Gathering Revenue in miscellaneous other income above.

Impairment of Exploration and Production Properties of $829 million for the year ended December 31, 2015 relates to the write down of the Company's shallow oil and gas asset values in June 2015. See Note 9- Property, Plant and Equipment of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information. No such write downs occurred in the year ended December 31, 2014.
Selling, general and administrative (SG&A) costs are allocated to the total E&P segment based on percentage of total revenue and percentage of total projected capital expenditures. SG&A costs were $102 million for the year ended December 31, 2015 compared to $129 million for the year ended December 31, 2014. Refer to the discussion of total company selling, general and administrative costs contained in the section "Net (Loss) Income Attributable to CONSOL Energy Shareholders" of this annual report for a detailed cost explanation.

Interest expense related to the E&P division was $6 million for the year ended December 31, 2015 compared to $9 million for the year ended December 31, 2014. Interest expense was incurred by the Other Gas segment on interest allocated to the E&P division under CONSOL Energy's credit facility.

TOTAL PA MINING OPERATIONS DIVISION ANALYSIS for the year ended December 31, 2015 compared to the year ended December 31, 2014:
The PA Mining Operations division principal activities consist of mining, preparation and marketing of thermal coal to power generators. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PA Mining Operations division but not included in the cost components on a per unit basis.

The PA Mining Operations division had earnings before income tax of $405 million for the year ended December 31, 2015, compared to earnings before income tax of $431 million for the year ended December 31, 2014. Variances are discussed below.

	For the Years Ended December 31,
(in millions)	2015	2014	Variance
Sales:
Coal Sales	$1,289	$1,617	$(328)
Freight Revenue	20	23	(3)
Miscellaneous Other Income	4	38	(34)
Gain on Sale of Assets	—	1	(1)
Total Revenue and Other Income	1,313	1,679	(366)
Operating Costs and Expenses:
Operating Costs	789	975	(186)
Depreciation, Depletion and Amortization	167	165	2
Total Operating Costs and Expenses	956	1,140	(184)
Other Costs and Expenses:
Other Costs	(122)	8	(130)
Depreciation, Depletion and Amortization	10	8	2
Total Other Costs and Expenses	(112)	16	(128)
Freight Expense	20	23	(3)
Selling, General and Administrative Costs	41	69	(28)
Total PA Mining Operations Costs	905	1,248	(343)
Interest Expense	3	—	3
Total PA Mining Operations Division Expense	908	1,248	(340)
Earnings Before Income Tax	$405	$431	$(26)

The PA Mining Operations coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Years Ended December 31,
	2015	2014	Variance	Percent Change
Company Produced PA Mining Operations Tons Sold (in millions)	22.9	26.1	(3.2)	(12.3%)
Average Sales Price Per PA Mining Operations Ton Sold	$56.36	$61.88	$(5.52)	(8.9%)

Total Operating Costs Per Ton Sold	$34.47	$37.29	$(2.82)	(7.6%)
Total Depreciation, Depletion and Amortization Costs Per Ton Sold	7.31	6.34	0.97	15.3%
Total Costs Per PA Mining Operations Ton Sold	$41.78	$43.63	$(1.85)	(4.2%)
Average Margin Per PA Mining Operations Ton Sold	$14.58	$18.25	$(3.67)	(20.1%)

Coal Sales
PA Mining Operations coal sales were $1,289 million for the year ended December 31, 2015, compared to $1,617 million for the year ended December 31, 2014. The $328 million decrease was attributable to a 3.2 million decrease in company produced tons sold and a $5.52 lower average sales price per ton sold. The lower tons sold and average sales price per PA Mining Operations ton sold were primarily the result of the continued decline in both the domestic and global thermal coal markets. Due to the weak domestic thermal spot market, 5.5 million tons were sold on the export market for the year ended December 31, 2015, compared to 3.3 million tons for the year ended December 31, 2014.
Freight Revenue and Freight Expense
Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $20 million for the year ended December 31, 2015, compared to $23 million for the year ended December 31, 2014. The $3 million decrease was due to decreased shipments where transportation services were contractually provided.

Miscellaneous Other Income

Miscellaneous other income was $4 million for the year ended December 31, 2015, compared to $38 million for the year ended December 31, 2014. Approximately $30 million of the decrease related to a coal customer contract buyout in the prior period. The remaining $4 million decrease was the result of various transactions that occurred during both periods, none of which were individually material.

Operating Costs and Expenses

Operating costs and expenses are comprised of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Operating costs and expenses include items such as direct operating costs, royalty and production taxes, employee-related expenses and depreciation, depletion, and amortization costs. Total operating costs and expenses for the PA Mining Operations division were $956 million for the year ended December 31, 2015, or $184 million lower than the $1,140 million for the year ended December 31, 2014. Total costs per PA Mining Operations ton sold were $41.78 per ton in the year ended December 31, 2015, compared to $43.63 per ton in the year ended December 31, 2014. The decrease in the cost of coal sold was driven by improved operational efficiencies, better geological conditions, a reduced workforce, a decrease in stream subsidence expense and other ongoing cost reduction efforts. In order to preserve margins, PA Mining Operations moved to a four-day work week in May 2015, compared to a normal five-day per week schedule. The decrease in unit costs was primarily the result of a change in allocation methodology, whereby OPEB plan changes are no longer included in unit costs.

Other Costs And Expenses
Other costs and expenses include items that are assigned to the PA Mining Operations division but are not included in unit costs, such as OPEB plan changes (beginning in the 2015 period), coal reserve holding costs and purchased coal costs. Total other costs and expenses decreased $128 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease was primarily due to income of $129 million related to OPEB plan changes made in May 2015 for retired employees. Refer to the discussion of total Company long-term liabilities contained in the section "Net (Loss) Income Attributable to CONSOL Energy Shareholders" of this annual report for a detailed cost explanation. No such transactions occurred during the year ended December 31, 2014.

Selling, General and Administrative Costs
Upon execution of the CNXC IPO, CNXC entered into a service agreement with CONSOL Energy that required CONSOL Energy to provide certain selling, general and administrative services. These services are paid monthly based on an agreed-upon fixed fee that is reset at least annually. See Note 25 - Related Party Transactions of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information. The amount of selling, general and administrative costs related to PA Mining Operations was $41 million for the year ended December 31, 2015, compared to $69 million for the year ended December 31, 2014. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net (Loss) Income Attributable to CONSOL Energy Shareholders" of this annual report for a detailed cost explanation.

Interest Expense
Interest expense, net of amounts capitalized, of $3 million for the year ended December 31, 2015 is primarily comprised of interest on the CNXC revolving credit facility that was drawn upon after the CNXC IPO on July 7, 2015.
OTHER DIVISION ANALYSIS for the year ended December 31, 2015 compared to the year ended December 31, 2014:
The Other division includes expenses from various corporate and diversified business activities that are not allocated to the E&P or PA Mining Operations divisions. The diversified business activities include coal terminal operations, closed and idle mine activities, water operations, selling, general and administrative activities, income tax (benefit) expense, as well as various other non-operated activities. In previous periods, this division included activity from the sales of industrial supplies (this subsidiary was sold in December 2014).

The Other division had a loss before income tax of $202 million for the year ended December 31, 2015, compared to a loss before income tax of $437 million for the year ended December 31, 2014. The Other division also includes a total Company income tax benefit related to continuing operations of $125 million for the year ended December 31, 2015, compared to total Company income tax expense of $15 million for the year ended December 31, 2014.

	For the Years Ended December 31,
(in millions)	2015	2014	Variance	Percent Change
Other Outside Sales	$31	$276	$(245)	(88.8)%
Miscellaneous Other Income	78	109	(31)	(28.4)%
Gain (Loss) on Sale of Assets	61	(4)	65	(1,625.0)%
Total Revenue	170	381	(211)	(55.4)%
Miscellaneous Operating Expense	79	460	(381)	(82.8)%
Selling, General and Administrative Costs	15	13	2	15.4%
Depreciation, Depletion and Amortization	20	36	(16)	(44.4)%
Loss on Debt Extinguishment	68	95	(27)	(28.4)%
Interest Expense	190	214	(24)	(11.2)%
Total Other Costs	372	818	(446)	(54.5)%
Loss Before Income Tax	(202)	(437)	235	(53.8)%
Income Tax (Benefit) Expense	(125)	15	(140)	(933.3)%
Net Loss	$(77)	$(452)	$375	(83.0)%

Other Outside Sales

In the year ended December 31, 2015, other outside sales revenue primarily consists of sales from the Company's coal terminal operations. Coal terminal operations sales were $31 million for the year ended December 31, 2015, compared to $41 million for the year ended December 31, 2014. The $10 million decrease in the period-to-period comparison was primarily due to a decrease in through-put volumes and rates in the current period.

In the year ended December 31, 2014, other outside sales revenue of $235 million was generated from the Company's industrial supplies subsidiary. This subsidiary was sold in December 2014. See Note 3 - Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details.

Miscellaneous Other Income

Miscellaneous other income was $78 million for the year ended December 31, 2015, compared to $109 million for the year ended December 31, 2014. The change is due to the following items:

	For the Years Ended December 31,
(in millions)	2015	2014	Variance
Equity in Earnings of Affiliates	$8	$18	$(10)
Purchased Coal Sales	2	9	(7)
Rental Income	37	43	(6)
Royalty Income	15	20	(5)
Interest Income	2	2	—
Right of Way Sales	8	7	1
Other Income	6	10	(4)
Total Miscellaneous Other Income	$78	$109	$(31)

•
Equity in Earnings of Affiliates decreased $10 million due to the sale of the Company's 49% interest in Western Allegheny Energy in September 2015, and the sale of two equity affiliates during the year ended December 31, 2014. See Note 3 - Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details.

•	Purchased Coal Sales decreased $7 million due to lower volumes of coal that needed to be purchased to fulfill various contracts in the current period.

•	Rental Income decreased $6 million due to a decrease in revenue received from the buyout of certain equipment that was leased by CONSOL Energy and then subleased to a third-party.

•	Royalty Income related to non-operated coal properties decreased $5 million primarily due to the overall decrease in domestic coal pricing.

Gain (Loss) on Sale of Assets

Gain (loss) on sale of assets increased $65 million in the period-to-period comparison, primarily due to the sale of the Company's 49% interest in Western Allegheny Energy in September 2015. See Note 3 - Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details.

Miscellaneous Operating Expense

Miscellaneous operating expense related to the Other division was $79 million for the year ended December 31, 2015, compared to $460 million for the year ended December 31, 2014. Miscellaneous operating expense decreased in the period-to-period comparison due to the following items:

	For the Years Ended December 31,
(in millions)	2015	2014	Variance
Industrial Supplies	$—	$231	$(231)
OPEB Plan Changes	(125)	10	(135)
Purchased Coal	1	14	(13)
Closed and Idle Mines	9	20	(11)
Pension Settlement	19	29	(10)
Corporate Initiative Fees and Other Legal Charges	—	10	(10)
Coal Terminal Operations	20	26	(6)
Coal Reserve Holding Costs	8	11	(3)
Revolver Modification Fees	—	3	(3)
Litigation Expense	—	3	(3)
Bank Fees	17	19	(2)
Lease Rental Expense	31	33	(2)
UMWA Expenses	10	10	—
Workers' Compensation	7	4	3
Severance Payments	6	1	5
Industrial Supplies Working Capital Settlement	6	—	6
Pension Expense	6	—	6
OPEB Expense	47	16	31
Other	17	20	(3)
Miscellaneous Operating Expense	$79	$460	$(381)

•
The decrease in Industrial Supplies is due to the divestiture of the Company's industrial supplies subsidiary in December 2014. See Note 3 - Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details.

•
Income of $125 million was the result of modifications made to the OPEB plan in May 2015 for retired employees. Income of $36 million was the result of changes made to the OPEB plan during the year ended December 31, 2014, offset by $46 million of expense for cash payments made to active employees. Refer to the discussion of total Company long-term liabilities contained in the section "Net (Loss) Income Attributable to CONSOL Energy Shareholders" of this annual report and Note 14—Pension and Other Postretirement Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information.

•	Purchased Coal costs decreased $13 million due to lower volumes of coal that needed to be purchased to fulfill various contracts.

•
Closed and Idle Mines decreased $11 million, primarily due to a $7 million decrease in property taxes and a $5 million decrease in permitting and compliance costs. The remaining change was due to various transactions that occurred throughout both periods, none of which were individually material.

•
Pension Settlement expense is required when lump sum distributions made for a given plan year exceed the total of the service and interest costs for that same plan year. Settlement accounting was triggered in both periods. See Note 14 - Pension and Other Postretirement Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional detail.

•
Corporate Initiative Fees and Other Legal Charges reflect various fees for services related to corporate initiatives to evaluate structure changes and various asset sales. These fees also include legal charges related to land title issues raised by the Company's joint venture partners in the prior period. See Note 9 - Property, Plant and Equipment and Note 22 - Commitments and Contingencies in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

•	Coal Terminal Operations costs decreased $6 million due to decreased throughput volumes in the current period.

•	Revolver Modification Fees decreased $3 million due to an acceleration of previously deferred financing fees in the prior period.

•	Lease Rental Expense decreased $2 million primarily due to the buyout of certain leased equipment in the current period.

•
Workers' Compensation increased $3 million primarily due to a change in the allocation methodology in the current period. Refer to the discussion of total Company long-term liabilities contained in the section "Net (Loss) Income Attributable to CONSOL Energy Shareholders" of this Annual Report on Form 10-K for more information.

•	Severance Payments increased $5 million in the period-to-period comparison, primarily related to the company reorganization that occurred in the year ended December 31, 2015.

•
Industrial Supplies Working Capital Settlement of $6 million represents the settlement of working capital adjustments and other matters in the year ended December 31, 2015 related to the divestiture of the Company's industrial supplies subsidiary in December 2014.

•
Pension Expense increased $6 million in the period-to-period comparison primarily due to a change in the allocation methodology in 2015, offset in part, by modifications made to the Pension plan in September 2014. Refer to the discussion of total Company long-term liabilities contained in the section "Net (Loss) Income Attributable to CONSOL Energy Shareholders" of this Annual Report on Form 10-K for more information.

•
OPEB Expense increased $31 million primarily due to a change in the allocation methodology in 2015. Refer to the discussion of total Company long-term liabilities contained in the section "Net (Loss) Income Attributable to CONSOL Energy Shareholders" of this Annual Report on Form 10-K for more information.

Selling, General and Administrative Costs

Selling, general and administrative costs allocated to the Other division were $15 million for the year ended December 31, 2015, compared to $13 million for the year ended December 31, 2014. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net (Loss) Income Attributable to CONSOL Energy Shareholders" of this annual report for more information.

Depreciation, Depletion and Amortization

Deprecation, depletion, and amortization decreased $16 million in the period-to-period comparison, primarily related to a reduction of the asset retirement obligations at various closed and idled mine locations. The decrease was also the result of the Company's divestiture of its industrial supplies subsidiary in December 2014, as well as fewer assets placed in service in the period-to-period comparison.

Loss on Debt Extinguishment

Loss on debt extinguishment of $68 million was recognized in the year ended December 31, 2015 due to the partial purchase of the 8.25% senior notes that were due in 2020 at an average price equal to 104.6% of the principal amount, and the partial purchase of the 6.375% senior notes that were due in 2021 at an average price equal to 105.0% of the principal amount. Loss on debt extinguishment of $95 million was recognized in the year ended December 31, 2014 due to the purchase of all of the 8.00% senior notes that were due in 2017 at an average premium of 104.0% of the principal amount, and the partial purchase of the 8.25% senior notes that were due in 2020 at an average premium of 107.5% of the principal amount.

Interest Expense

Interest expense of $190 million was recognized in the year ended December 31, 2015, compared to $214 million in the year ended December 31, 2014. The $24 million decrease was primarily due to the partial payoff of the 2020 and 2021 bonds in the year ended December 31, 2015 and the early payoff of the 2017 bonds, issued in March 2015, and the 2022 bonds, issued in April and August 2014. The decrease was offset, in part, by interest on short-term borrowings.

Income Taxes

The effective income tax rate for continuing operations when excluding noncontrolling interest was 26.3% for the year ended December 31, 2015, compared to 8.3% for the year ended December 31, 2014. The effective rates for the years ended December 31, 2015 and 2014 were calculated using the annual effective rate projections on recurring earnings and include tax liabilities related to certain discrete transactions. For the year ended December 31, 2015, CONSOL Energy recognized certain tax benefits related to a prior-year tax provision. In order to maximize cash flow, CONSOL Energy elected to take bonus depreciation upon filing the 2014 tax return. As a result, CONSOL Energy realized a cash refund of $24 million for 2014. The bonus depreciation also created a net operating loss which was carried back to 2012. The carryback resulted in an additional cash refund of $31 million. However, these changes resulted in an expense of $27 million related to decreased percentage depletion deductions, offset, in part, by $5 million of tax benefit due to changes in the deduction for certain stock-related compensation.

For the year ended December 31, 2014, CONSOL Energy recognized certain tax benefits as a result of changes in estimates related to a prior-year tax provision that resulted in a benefit of $10 million primarily related to increased percentage of depletion. Also, the Internal Revenue Service issued its audit report relating to the examination of CONSOL Energy's 2008 and 2009 U.S. income tax returns during the year ended December 31, 2014. The result of these findings was a change in timing of certain tax deductions which increased the tax benefit of percentage of depletion by $7 million. Also, as a result of closing the IRS audit, CONSOL Energy filed amended state income tax returns. The Company filed the required amended returns and realized a discrete state income tax charge of $5 million which was offset by a federal income tax benefit of $2 million. See Note 6 - Income Taxes in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Upon changes in facts and circumstances, management may conclude that deferred tax assets for which no valuation allowance is currently recorded may not be realizable in future periods, resulting in a future charge to record a valuation allowance. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. Positive evidence considered includes financial and tax earnings generated over the past three years, future income projections based on existing fixed price contracts and forecasted expenses, reversals of financial to tax temporary differences and the implementation of and/or ability to employ various tax planning strategies. Negative evidence includes financial and tax losses generated in prior periods and the inability to achieve forecasted results for those periods. Existing valuation allowances are re-examined under the same standards of positive and negative evidence. If it is determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, is released. Deferred tax assets and liabilities are also re-measured to reflect changes in underlying tax rates due to law changes. For the year ended December 31, 2015, a review of positive and negative evidence regarding these tax benefits concluded that the valuation allowances for various CONSOL Energy subsidiaries was warranted. As a result, CONSOL Energy recorded a valuation allowance of $65 million against certain deferred tax assets that the Company determined would not be realized.

	For the Years Ended December 31,
	2015	2014	Variance	Percent Change
Total Company (Loss) Earnings Before Income Tax excluding Noncontrolling Interest	$(476)	$180	$(656)	(364.4)%
Income Tax (Benefit) Expense	$(125)	$15	$(140)	(933.3)%
Effective Income Tax Rate	26.3%	8.3%	18.0%

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
The assumed rate of return on plan assets can also impact CONSOL Energy’s pension liability. The market related asset value is derived by taking the cost value of assets as of December 31, 2016 and multiplying it by the average 36-month ratio of the market value of assets to the cost value of assets. CONSOL Energy’s pension plan weighted average asset allocations at December 31, 2016 consisted of 50% equity securities and 50% debt securities.

The estimated liabilities recognized at December 31, 2016 and the benefit payments made for the year end December 31, 2016 were as follows:

Plan	Estimated Liability as of December 31, 2016	Benefit Payments for the year ended December 31, 2016
OPEB	$700,085	$45,387
Pension	$115,447	$2,726
Workers’ Compensation	$79,693	$17,028
CWP	$118,836	$11,409
Mine Closure and Gas Well Closing Obligations

The Surface Mining Control and Reclamation Act established operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. CONSOL Energy accrues for the costs of current coal mine disturbance and final coal mine and gas well closure, including the cost of treating mine water discharge where necessary. Estimates of our total mine-closing and gas well closing liabilities, which are based upon permit requirements and CONSOL Energy engineering expertise related to these requirements, including the current portion, were approximately $473.5 million at December 31, 2016. This liability is reviewed annually, or when events and circumstances indicate an adjustment is necessary, by CONSOL Energy management and engineers. The estimated liability can significantly change if actual costs vary from assumptions or if governmental regulations change significantly.

Accounting for Asset Retirement Obligations requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. Asset retirement obligations primarily relate to the closure of mines and gas wells and the reclamation of land upon exhaustion of coal and gas reserves. Changes in the variables used to calculate the liabilities can have a significant effect on the mine closing and gas well closing liabilities. The amounts of assets and liabilities recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proved reserves, assumptions involving profit margins, inflation rates and the assumed credit-adjusted risk-free interest rate.

Accounting for Asset Retirement Obligations also requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a units-of-production basis, whereas the accretion to be recognized will escalate over the life of the producing assets, typically as production declines.

Income Taxes

Deferred tax assets and liabilities are recognized using enacted tax rates for the estimated future tax effects of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. At December 31, 2016, CONSOL Energy has deferred tax assets in excess of deferred tax liabilities of approximately $4 million. At December 31, 2016, CONSOL Energy had a valuation allowance of $283 million on deferred tax assets.

CONSOL Energy evaluates all tax positions taken on the state and federal tax filings to determine if the position is more likely than not to be sustained upon examination. For positions that meet the more likely than not to be sustained criteria, an evaluation to determine the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement is determined. A previously recognized tax position is reversed when it is subsequently determined that a tax position no longer meets the more likely than not threshold to be sustained. The evaluation of the sustainability of a tax position and the probable amount that is more likely than not is based on judgment, historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates, that are not readily apparent from other sources, form the basis for recognizing an uncertain tax liability. Actual results could differ from those estimates upon subsequent resolution of identified matters. CONSOL Energy has $9 million of uncertain tax liabilities at December 31, 2016.

Stock-Based Compensation

As of December 31, 2016, we have issued four types of share-based payment awards: options, restricted stock units, performance stock options, and performance share units.

The fair value of each restricted stock unit awarded is equivalent to the closing market price of a share of the Company's stock on the date of the grant. The fair value of each performance share unit is determined by a Monte Carlo simulation method. The fair value of each option is determined using the Black-Scholes option pricing model. All outstanding performance stock options are fully vested.

As of December 31, 2016, $40,234 of total unrecognized compensation cost related to unvested awards is expected to be recognized over a weighted-average period of 2.73 years. See Note 17 - Stock-based Compensation in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information.

Contingencies

CONSOL Energy is currently involved in certain legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with legal counsel involved in the defense of these matters and is based upon the nature of the lawsuit, progress of the case in court, view of legal counsel, prior experience in similar matters, and management's intended response. Future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions or the outcome of these proceedings. Legal fees associated with defending these various lawsuits and claims are expensed when incurred. See Note 22-Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information.

Derivative Instruments

CONSOL Energy enters into financial derivative instruments to manage exposure to natural gas and oil price volatility. We measure every derivative instrument at fair value and record them on the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income or loss and reclassified into earnings in the same period or periods which the forecasted transaction affects earnings. The ineffective portions of hedges are recognized in earnings in the current year. Prior to de-designation CONSOL Energy utilized only cash flow hedges that were considered highly effective.

CONSOL Energy formally assesses, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedge item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, CONSOL Energy will discontinue hedge accounting prospectively.

On December 31, 2014, CONSOL Energy de-designated all of its derivative positions as hedging instruments. Subsequent changes in fair value were recorded in current earnings. Deferred gains and losses in other comprehensive income as of that date were recorded in earnings when the related physical transaction occured.

Natural Gas, NGL, Condensate and Oil Reserve ("Natural Gas Reserve") and Coal Reserve Values

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

Impairment of Long-lived Assets:

CONSOL Energy performs a quantitative annual impairment test during the fourth quarter of each year over proved properties using the published NYMEX forward prices, timing, methods and other assumptions consistent with historical periods. During interim periods, management updates these annual tests whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. Impairment tests require that the Company first compare future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required, which is determined based on discounted cash flow techniques using a market-specific weighted average cost of capital. During the year ended December 31, 2015, certain of the Company’s proved properties, primarily shallow oil and gas assets, failed the undiscounted cash flow portion of the test. After performing the discounted cash flow portion of the test, CONSOL Energy recorded an impairment of $824,742 in the Impairment of Exploration and Production Properties in the Consolidated Statements of Income. See Note 1 - Significant Accounting Policies in Item 8 of this Form 10-K for more information.

There were no other additional impairments related to proved properties in the year ended December 31, 2015. There were no such impairments for the years ended December 31, 2016 or 2014.

CONSOL Energy evaluates capitalized costs of unproved gas properties for recoverability on a prospective basis. Indicators of potential impairment include potential shifts in business strategy, overall economic factors and historical experience. If it is determined that the properties will not yield proved reserves, the related costs are expensed in the period the determination is made. For the year ended December 31, 2015, unproved property impairments related to the determination that the properties will not yield proved reserves were $4,163 and are included in Impairment of Exploration and Production Properties in the Consolidated Statements of Income. No such impairments occurred in the year ended December 31, 2016. See Note 1 - Significant Accounting Policies in Item 8 of this Form 10-K for more information.

There were no other additional impairments related to unproved properties in the year ended December 31, 2015. There were no such impairments for the years ended December 31, 2016 and 2014.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. On June 18, 2014, CONSOL Energy entered into a five year Credit Agreement for a $2.0 billion senior secured revolving credit facility. In November 2016, the Company's lending group reaffirmed the $2.0 billion borrowing base of the facility, which expires on June 18, 2019. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries. CONSOL Energy's credit facility allows for up to $2.0 billion of borrowings, which includes a $750 million letters of credit aggregate sub-limit. CONSOL Energy can request an additional $500 million increase in the aggregate borrowing limit amount. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Availability under the facility is limited to a borrowing base, which is determined by the lenders syndication agent and approved by the required number of lenders in good faith by calculating a value of CONSOL Energy's proved gas reserves. The facility includes a minimum interest coverage ratio covenant of no less than 2.50 to 1.00, measured quarterly. The interest coverage ratio is calculated as the ratio of Adjusted EBITDA to cash interest expense of CONSOL Energy and certain of its subsidiaries, excluding CNXC. The interest coverage ratio was 3.49 to 1.00 at December 31, 2016. Adjusted EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, losses on debt extinguishment and includes cash distributions received from affiliates, plus pro-rata earnings from material acquisitions. The facility also includes a minimum current ratio covenant of no less than 1.00 to 1.00, measured quarterly. The minimum current ratio is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding borrowings under the revolver. This calculation also excludes all of CNXC's current assets, current liabilities and revolver availability. The current ratio was 2.59 to 1.00 at December 31, 2016. Affirmative and negative covenants in the facility limit the Company's ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends, merge with another corporation and amend, modify or restate the senior unsecured notes. The credit facility allows unlimited investments in joint ventures for the development and operation of natural gas gathering systems. The facility permits CONSOL Energy to separate its natural gas and coal businesses if the leverage ratio (which, is essentially the ratio of debt to EBITDA) of the natural gas business immediately after the separation would not be greater than 2.75 to 1.00. At December 31, 2016, the facility had $326 million letters of credit outstanding and no outstanding borrowings, leaving $1,674 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

In April 2016, the facility was amended to require the Company to: (i) prepay outstanding loans under the revolving credit facility to the extent that cash on hand exceeds $150 million for two consecutive business days; (ii) mortgage 85% of its proved reserves and 80% of its proved developed producing reserves, in each case, which are included in the borrowing base; (iii) maintain applicable deposit, securities and commodities accounts with the lenders or affiliates thereof; and (iv) enter into control agreements with respect to such applicable accounts. In addition, the Company pledged the equity interest it holds in CONE Gathering, LLC, and CONE Midstream Partners, LP as collateral to secure loans under the credit agreement.
CONSOL Energy terminated its accounts receivable securitization facility effective July 7, 2015. The outstanding borrowings were repaid, and the outstanding letters of credit were transferred against the revolving credit facility.

Uncertainty in the financial markets brings additional potential risks to CONSOL Energy. These risks include declines in the Company's stock price, less availability and higher costs of additional credit, potential counterparty defaults, and commercial bank failures. Financial market disruptions may impact the Company's collection of trade receivables. As a result, CONSOL Energy regularly monitors the creditworthiness of its customers and counterparties and manages credit exposure through payment terms, credit limits, prepayments and security. CONSOL Energy believes that its current group of customers is financially sound and represents no abnormal business risk.

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
In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various natural gas and NGL swap and option transactions, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net liability of $188 million at December 31, 2016 and a net asset of $267 million at December 31, 2015. The Company has not experienced any issues of non-performance by derivative counterparties.

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

Cash Flows (in millions)

	For the Years Ended December 31,
	2016	2015	Change
Cash provided by operating activities	$469	$506	$(37)
Cash provided by (used in) investing activities	$487	$(996)	$1,483
Cash (used in) provided by financing activities	$(969)	$386	$(1,355)

Cash provided by operating activities changed in the period-to-period comparison primarily due to the following items:

•	Net loss increased $475 million in the period-to-period comparison.

•
Adjustments to reconcile net income to cash provided by operating activities decreased $829 million due to the impairment of exploration and production properties recorded in 2015. (See Note 9 - Property, Plant, And Equipment, in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information). This adjustment was offset by an increase in the (gain) loss on commodity derivative instruments of $534 million, a net change in discontinued operations of $293 million (See Note 2 - Discontinued Operations in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information), an increase of $262 million in other post-employee benefits plan amendments recorded in 2015, and an increase of $261 million related to changes in deferred taxes.

•	Other changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both periods also contributed to the decrease in operating cash flows.

Cash provided by (used in) investing activities changed in the period-to-period comparison primarily due to the following items:

•	Capital expenditures decreased $756 million in the period-to-period comparison due to the following:

◦
E&P division capital expenditures decreased $667 million due to decreased expenditures in both the Marcellus and Utica plays resulting from decreased drilling activity, as well as other various transactions that occurred throughout both periods none of which were individually material.

◦
PA Mining Operations division capital expenditures decreased $85 million primarily due to a $37 million decrease in equipment purchases and rebuilds, a $25 million decrease in land project expenditures, and various other items that occurred throughout both periods, none of which were individually material.

◦	Other capital expenditures decreased $4 million due to various transactions that occurred throughout both periods, none of which were individually material.

•
Proceeds from the sale of assets increased $163 million primarily due to the $213 million received in December 2016 related to the separation of the Marcellus Shale Joint Venture with Noble Energy. This was offset, in part, by the $76 million received in September 2015 related to the sale of CONSOL Energy's interest in its Western Allegheny Energy joint venture. See Note 3 - Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details. The remaining change was due to various land and equipment asset sales that occurred throughout both periods, none of which were individually material.

•
Net investment in equity affiliates changed $158 million in the period-to-period comparison due to $70 million received in November 2016 in connection with equity affiliate CONE Midstream Partners, LP acquiring an additional 25% interest in CONE Midstream DevCo I LP, commonly referred to as the "Anchor Systems" (See Note 25 - Related Party Transactions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information), as well as the sale of the Company's 49% interest in Western Allegheny Energy in September 2015 discussed above.

•
Discontinued Operations increased $407 million primarily as a result of the sale of the Buchanan Mine and certain other metallurgical coal reserves and the sale of the Miller Creek and Fola mining complexes in the year ended December

31, 2016. (See Note 2 - Discontinued Operations in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information).

Cash (used in) provided by financing activities changed in the period-to-period comparison primarily due to the following items:

•
In the year ended December 31, 2016, CONSOL Energy made payments on the senior secured credit facility of $952 million compared to proceeds from the senior secured credit facility of $952 million in the year ended December 31, 2015.

•
In the year ended December 31, 2015, CONSOL Energy made net payments of $771 million related to the partial extinguishment of the 2020 and 2021 bonds offset, in part, by the issuance of the 2023 bonds. No such transactions occurred in the 2016 period. (See Note 12 - Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details).

•	In the year ended December 31, 2016, there were $16 million of net proceeds under the CNX Coal Resources LP credit facility, compared with $185 million in the year ended December 31, 2015.

•	In the year ended December 31, 2015, CONSOL Energy received proceeds of $148 million from the IPO of CNX Coal Resources LP. No such transaction occurred in the 2016 period.

•
In the year ended December 31, 2015, CONSOL Energy repurchased $72 million of its common stock on the open market under the previously announced share repurchase program. No repurchases were made in the year ended December 31, 2016.

•	The remaining changes are due to various transactions that occurred throughout both periods.

The following is a summary of our significant contractual obligations at December 31, 2016 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$62,680	$31,989	$1,542	$—	$96,211
Gas Firm Transportation and Processing	147,117	253,235	241,992	622,509	1,264,853
Long-Term Debt	1,677	920	296,565	2,453,209	2,752,371
Interest on Long-Term Debt	170,229	340,319	318,432	139,181	968,161
Capital (Finance) Lease Obligations	10,323	20,389	18,685	—	49,397
Interest on Capital (Finance) Lease Obligations	2,915	4,030	1,280	—	8,225
Operating Lease Obligations	103,325	101,792	54,537	80,693	340,347
Long-Term Liabilities—Employee Related (a)	67,655	133,280	130,222	586,601	917,758
Other Long-Term Liabilities (b)	532,174	93,028	57,140	340,999	1,023,341
Total Contractual Obligations (c)	$1,098,095	$978,982	$1,120,395	$4,223,192	$7,420,664
 _________________________

(a)
Employee related long-term liabilities include other post-employment benefits, work-related injuries and illnesses. Estimated salaried retirement contributions required to meet minimum funding standards under ERISA are excluded from the pay-out table due to the uncertainty regarding amounts to be contributed. CONSOL Energy does not expect to contribute to the pension in 2017.

(b)	Other long-term liabilities include mine reclamation and closure and other long-term liability costs.

(c)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt
At December 31, 2016, CONSOL Energy had total long-term debt and capital lease obligations of $2,802 million outstanding, including the current portion of long-term debt of $12 million. This long-term debt consisted of:

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

•	Advance royalty commitments of $3 million with an average interest rate of 7.73% per annum.

•	An aggregate principal amount of $2 million on a note maturing through March 2018.

•	An aggregate principal amount of $49 million of capital leases with a weighted average interest rate of 6.45% per annum.

•	An aggregate principal amount of $201 million in outstanding borrowings under the revolver for CNXC. CONSOL Energy is not a guarantor of CNXC's revolving credit facility.

At December 31, 2016, CONSOL Energy had no borrowings outstanding and approximately $326 million of letters of credit outstanding under the $2 billion senior secured revolving credit facility.
Total Equity and Dividends
CONSOL Energy had total equity of $3,941 million at December 31, 2016 compared to $4,856 million at December 31, 2015. See the Consolidated Statements of Stockholders' Equity in Item 8 of this Form 10-K for additional details.
Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
February 1, 2016	$0.0100	February 16, 2016	March 3, 2016

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. CONSOL Energy suspended its quarterly dividend following the sale of the Buchanan Mine on March 31, 2016 to further reflect the Company's increased emphasis on growth. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's credit facility limits CONSOL Energy's ability to pay dividends in excess of an annual rate of $0.50 per share when the Company's leverage ratio exceeds 3.50 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facility. The total leverage ratio was 4.53 to 1.00 and the cumulative credit was approximately $781 million at December 31, 2016. The calculation of this leverage ratio excludes CNXC. The credit facility does not permit dividend payments in the event of default. The indentures to the 2022 and 2023 notes limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the year ended December 31, 2016.
On January 20, 2017 the Board of Directors of CONE Midstream GP LLC, the general partner of CONE Midstream Partners LP, announced the declaration of a cash distribution of $0.2724 per unit with respect to the fourth quarter of 2016. The distribution will be made on February 14, 2017 to unitholders of record as of the close of business on February 6, 2017. The distribution, which equates to an annual rate of $1.0896 per unit, represents an increase of 3.6% over the prior quarter, and an increase of 15.3% over the distribution paid with respect to the fourth quarter of 2015.

On January 24, 2017, the Board of Directors of CNXC declared a cash distribution of $0.5125 per unit to all common and subordinated partner unitholders, including the holder of the general partner interest, and $0.4678 per preferred unit. The cash distribution will be made on February 15, 2017 to such holders of record at the close of business on February 9, 2017.

Off-Balance Sheet Transactions
CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Audited Consolidated Financial Statements. CONSOL Energy participates in the UMWA Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay as you go basis. These benefit arrangements may result in additional liabilities that are not recognized on the balance sheet at December 31, 2016. The various multi-employer benefit plans are discussed in Note 16—Other Employee Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure our financial obligations for employee-related, environmental, performance and various other items which are not reflected on the balance sheet at December 31, 2016. Management believes these items will expire without being funded. See Note 22—Commitments and Contingencies in the Notes to the Audited Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details of the various financial guarantees that have been issued by CONSOL Energy.
Recent Accounting Pronouncements

In January 2017, the FASB issued Update 2017-01 - Business Combinations (Topic 805). This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this new guidance is not expected to have a material impact on CONSOL Energy's financial statements.
In December 2016, the FASB issued Update 2016-19 - Technical Corrections and Improvements, which covers a wide range of Topics in the Accounting Standards Codification (ASC). The amendments in this Update represent changes to clarify, correct errors, or make minor improvements to the ASC, making it easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments generally fall into one of the following categories: amendments related to differences between original guidance and the ASC, guidance clarification and reference corrections, simplification, or minor improvements. Most of the amendments in this Update do not require transition guidance and are effective upon issuance of this Update.
In October 2016, the FASB issued Update 2016-17 - Consolidation (Topic 810): Interests Held through Related Parties that are Under Common Control, which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The Update requires the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include its indirect variable interests in a VIE held through related parties that are under common control on a proportionate basis as opposed to in their entirety. The amendments in this Update will be applied retrospectively and are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this new guidance is not expected to have a material impact on CONSOL Energy's financial statements.
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

•
In December 2016, the FASB issued Update 2016-20 - Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which includes amendments related to loan guarantee fees, contract costs, provisions for losses on construction and production-type contracts, scope, disclosures, contract modification, contract asset versus receivable, refund liability and advertising costs.

The new standards are effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. Management continues to evaluate the impacts that these standards will have on CONSOL Energy's financial statements, specifically as it relates to contracts that contain positive electric power price related adjustments. CONSOL Energy anticipates using the modified retrospective approach at adoption as it relates to ASU 2014-09.

In March 2016, the FASB issued Update 2016-09 - Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specifically, this Update states that: all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement; excess tax benefits should be classified along with other income tax cash flows as an operating activity; an entity can make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions; and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The adoption of this new guidance is not expected to have a material impact on CONSOL Energy's financial statements.
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
At December 31, 2016, our open derivative instruments were in a net liability position with a fair value of $188 million. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at December 31, 2016. A hypothetical 10 percent increase in future natural gas prices would decrease future earnings related to derivatives by $253 million.
CONSOL Energy's interest expense is sensitive to changes in the general level of interest rates in the United States. At December 31, 2016, CONSOL Energy had $2,573 million aggregate principal amount of debt outstanding under fixed-rate instruments and $201 million of debt outstanding under variable-rate instruments. CONSOL Energy's primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were no borrowings at December 31, 2016, and CNXC's revolving credit facility, under which there were $201 million of borrowings at December 31, 2016. A hypothetical 100 basis-point increase in the average rate for CONSOL Energy's and CNXC's revolving credit facilities would decrease pre-tax future earnings related to interest expense by $2 million.
Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of January 17, 2017 our hedged gas volumes, which includes a combination of NYMEX financial hedges and index (NYMEX and basis) hedges and contracts, for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2017 Fixed Price Volumes
Hedged Bcf	73.3	76.0	81.0	81.0	311.3
Weighted Average Hedge Price per Mcf	$2.67	$2.62	$2.59	$2.61	$2.61
2018 Fixed Price Volumes
Hedged Bcf	54.4	55.0	55.6	55.6	220.6
Weighted Average Hedge Price per Mcf	$2.75	$2.76	$2.76	$2.75	$2.75
2019 Fixed Price Volumes
Hedged Bcf	39.9	40.3	40.7	40.8	161.7
Weighted Average Hedge Price per Mcf	$2.75	$2.75	$2.75	$2.75	$2.76
2020 Fixed Price Volumes
Hedged Bcf	21.1	21.1	21.4	21.4	85.0
Weighted Average Hedge Price per Mcf	$2.91	$2.91	$2.91	$2.92	$2.91
2021 Fixed Price Volumes
Hedged Bcf	1.7	1.7	1.7	1.7	6.8
Weighted Average Hedge Price per Mcf	$3.08	$3.08	$3.08	$3.08	$3.08

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CONSOL Energy Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of CONSOL Energy Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CONSOL Energy Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CONSOL Energy Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 8, 2017

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	For the Years Ended December 31,
	2016	2015	2014
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$793,248	$726,921	$1,004,924
(Loss) Gain on Commodity Derivative Instruments	(141,021)	392,942	23,193
Coal Sales	1,065,582	1,289,036	1,616,874
Other Outside Sales	32,038	30,967	276,242
Purchased Gas Sales	43,256	14,450	8,999
Freight-Outside Coal	46,468	20,499	23,133
Miscellaneous Other Income (Note 4)	167,306	144,351	207,460
Gain on Sale of Assets	19,498	74,173	43,198
Total Revenue and Other Income	2,026,375	2,693,339	3,204,023
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	96,434	121,847	139,242
Transportation, Gathering and Compression (Note 25)	374,350	343,403	239,579
Production, Ad Valorem, and Other Fees	31,049	30,438	39,418
Depreciation, Depletion and Amortization	417,853	370,374	323,600
Exploration and Production Related Other Costs	14,519	10,120	23,355
Purchased Gas Costs	42,717	10,721	7,251
Other Corporate Expenses	87,913	65,939	46,838
Impairment of Exploration and Production Properties	—	828,905	—
Selling, General and Administrative Costs	102,503	102,229	128,731
Total Exploration and Production Costs	1,167,338	1,883,976	948,014
PA Mining Operations Costs
Operating and Other Costs	733,300	666,302	982,749
Depreciation, Depletion and Amortization	168,195	176,864	173,316
Freight Expense	46,468	20,499	23,133
Selling, General and Administrative Costs	37,512	40,843	68,597
Total PA Mining Operations Costs	985,475	904,508	1,247,795
Other Costs
Miscellaneous Operating Expense	182,869	78,743	460,429
Selling, General and Administrative Costs	12,717	14,918	13,307
Depreciation, Depletion and Amortization	12,455	19,882	35,727
Loss on Debt Extinguishment	—	67,751	95,267
Interest Expense	191,476	199,266	223,333
Total Other Costs	399,517	380,560	828,063
Total Costs and Expenses	2,552,330	3,169,044	3,023,872
(Loss) Earnings from Continuing Operations Before Income Tax	(525,955)	(475,705)	180,151
Income Tax Expense (Benefit) (Note 6)	10,010	(125,439)	15,204
(Loss) Income from Continuing Operations	(535,965)	(350,266)	164,947
Loss from Discontinued Operations, net	(303,183)	(14,209)	(1,857)
Net (Loss) Income	(839,148)	(364,475)	163,090
Less: Net Income Attributable to Noncontrolling Interests	8,954	10,410	—
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(848,102)	$(374,885)	$163,090

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(CONTINUED)

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014
(Loss) Earnings Per Share
Basic
(Loss) Income from Continuing Operations	$(2.38)	$(1.57)	$0.72
Loss from Discontinued Operations	(1.32)	(0.07)	(0.01)
Total Basic (Loss) Earnings Per Share	$(3.70)	$(1.64)	$0.71
Dilutive
(Loss) Income from Continuing Operations	$(2.38)	$(1.57)	$0.71
Loss from Discontinued Operations	(1.32)	(0.07)	(0.01)
Total Dilutive (Loss) Earnings Per Share	$(3.70)	$(1.64)	$0.70

Dividends Declared Per Share	$0.01	$0.145	$0.25

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net (Loss) Income	$(839,148)	$(364,475)	$163,090
Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $16,281, $53,252, ($56,304))	(33,226)	(86,447)	94,989
Net Increase in the Value of Cash Flow Hedge (Net of tax: $-, $-, ($55,767))	—	—	97,316
Reclassification of Cash Flow Hedges from Other Comprehensive Income to Earnings (Net of tax: $25,011, $45,054, $10,465)	(43,470)	(78,051)	(18,288)

Other Comprehensive (Loss) Income	(76,696)	(164,498)	174,017

Comprehensive (Loss) Income	(915,844)	(528,973)	337,107

Less: Comprehensive Income Attributable to Noncontrolling Interests	9,216	10,410	—

Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(925,060)	$(539,383)	$337,107

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$60,475	$72,574
Accounts and Notes Receivable:
Trade	220,222	151,383
Other Receivables	69,901	121,735
Inventories (Note 8)	65,461	66,792
Recoverable Income Taxes	116,851	13,887
Prepaid Expenses	93,146	297,287
Current Assets of Discontinued Operations (Note 2)	83	81,105
Total Current Assets	626,139	804,763
Property, Plant and Equipment (Note 9):
Property, Plant and Equipment	13,771,388	13,794,907
Less—Accumulated Depreciation, Depletion and Amortization	5,630,949	5,062,201
Property, Plant and Equipment of Discontinued Operations, Net (Note 2)	—	936,671
Total Property, Plant and Equipment—Net	8,140,439	9,669,377
Other Assets:
Deferred Income Taxes (Note 6)	4,290	—
Investment in Affiliates	190,964	237,330
Other	222,149	214,388
Other Assets of Discontinued Operations (Note 2)	—	4,044
Total Other Assets	417,403	455,762
TOTAL ASSETS	$9,183,981	$10,929,902

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$241,616	$250,609
Current Portion of Long-Term Debt (Note 12 and Note 13)	12,000	9,409
Short-Term Notes Payable (Note 10)	—	952,000
Other Accrued Liabilities (Note 11)	680,348	421,827
Current Liabilities of Discontinued Operations (Note 2)	6,050	51,514
Total Current Liabilities	940,014	1,685,359
Long-Term Debt:
Long-Term Debt (Note 12)	2,722,995	2,703,899
Capital Lease Obligations (Note 13)	39,074	34,884
Long-Term Debt of Discontinued Operations (Note 2)	—	5,001
Total Long-Term Debt	2,762,069	2,743,784
Deferred Credits and Other Liabilities:
Deferred Income Taxes (Note 6)	—	74,629
Postretirement Benefits Other Than Pensions (Note 14)	659,474	630,892
Pneumoconiosis Benefits (Note 15)	108,073	111,903
Mine Closing (Note 7)	218,631	227,339
Gas Well Closing (Note 7)	223,352	163,842
Workers’ Compensation (Note 15)	67,277	69,812
Salary Retirement (Note 14)	112,543	91,596
Reclamation (Note 7)	—	25
Other	151,660	166,957
Deferred Credits and Other Liabilities of Discontinued Operations (Note 2)	—	107,988
Total Deferred Credits and Other Liabilities	1,541,010	1,644,983
TOTAL LIABILITIES	5,243,093	6,074,126
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 500,000,000 Shares Authorized, 229,443,008 Issued and Outstanding at December 31, 2016; 229,054,236 Issued and Outstanding at December 31, 2015	2,298	2,294
Capital in Excess of Par Value	2,460,864	2,435,497
Preferred Stock, 15,000,000 Shares Authorized, None Issued and Outstanding	—	—
Retained Earnings	1,727,789	2,579,834
Accumulated Other Comprehensive Loss	(392,556)	(315,598)
Common Stock in Treasury, at Cost—No Shares at December 31, 2016 and 2015	—	—
Total CONSOL Energy Inc. Stockholders’ Equity	3,798,395	4,702,027
Noncontrolling Interest	142,493	153,749
TOTAL EQUITY	3,940,888	4,855,776
TOTAL LIABILITIES AND EQUITY	$9,183,981	$10,929,902

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CONSOL Energy Inc. Stockholders’ Equity	Non- Controlling Interest	Total Equity
December 31, 2013	$2,294	$2,364,592	$2,964,520	$(325,117)	$—	$5,006,289	$—	$5,006,289
Net Income	—	—	163,090	—	—	163,090	—	163,090
Gas Cash Flow Hedge (Net of ($45,302) Tax)	—	—	—	79,028	—	79,028	—	79,028
Actuarially Determined Long-Term Liability Adjustments (Net of ($56,304) Tax)	—	—	—	94,989	—	94,989	—	94,989
Comprehensive Income	—	—	163,090	174,017	—	337,107	—	337,107
Issuance of Treasury Stock	—	—	(15,954)	—	—	(15,954)	—	(15,954)
Issuance of Common Stock	12	15,004	—	—	—	15,016	—	15,016
Tax Benefit from Stock-Based Compensation	—	2,629	—	—	—	2,629	—	2,629
Amortization of Stock-Based Compensation Awards	—	41,877	—	—	—	41,877	—	41,877
Dividends ($0.25 per share)	—	—	(57,506)	—	—	(57,506)	—	(57,506)
December 31, 2014	2,306	2,424,102	3,054,150	(151,100)	—	5,329,458	—	5,329,458
Net (Loss) Income	—	—	(374,885)	—	—	(374,885)	10,410	(364,475)
Gas Cash Flow Hedge (Net of $45,054 Tax)	—	—	—	(78,051)	—	(78,051)	—	(78,051)
Actuarially Determined Long-Term Liability Adjustments (Net of $53,252 Tax)	—	—	—	(86,447)	—	(86,447)	—	(86,447)
Comprehensive (Loss) Income	—	—	(374,885)	(164,498)	—	(539,383)	10,410	(528,973)
Treasury Stock Activity	—	—	(12,181)	—	—	(12,181)	—	(12,181)
Issuance of Common Stock	10	8,278	—	—	—	8,288	—	8,288
Retirement of Common Stock (2,213,100 shares)	(22)	(17,683)	(53,969)	—	—	(71,674)	—	(71,674)
Tax Cost from Stock-Based Compensation	—	(3,706)	—	—	—	(3,706)	—	(3,706)
Amortization of Stock-Based Compensation Awards	—	24,506	—	—	—	24,506	—	24,506
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(5,060)	(5,060)
Proceeds from Sale of MLP Interest	—	—	—	—	—	—	148,399	148,399
Dividends ($0.145 per share)	—	—	(33,281)	—	—	(33,281)	—	(33,281)
December 31, 2015	2,294	2,435,497	2,579,834	(315,598)	—	4,702,027	153,749	4,855,776
Net (Loss) Income	—	—	(848,102)	—	—	(848,102)	8,954	(839,148)
Gas Cash Flow Hedge (Net of $25,011 Tax)	—	—	—	(43,470)	—	(43,470)	—	(43,470)
Actuarially Determined Long-Term Liability Adjustments (Net of $16,281 Tax)	—	—	—	(33,488)	—	(33,488)	262	(33,226)
Comprehensive (Loss) Income	—	—	(848,102)	(76,958)	—	(925,060)	9,216	(915,844)
Issuance of Common Stock	4	—	—	—	—	4	—	4
Treasury Stock Activity	—	—	(1,649)	—	—	(1,649)	—	(1,649)
Tax Cost From Stock-Based Compensation	—	(4,931)	—	—	—	(4,931)	—	(4,931)
Amortization of Stock-Based Compensation Awards	—	30,298	—	—	—	30,298	1,185	31,483
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(21,657)	(21,657)
Dividends ($0.01 per share)	—	—	(2,294)	—	—	(2,294)	—	(2,294)
December 31, 2016	$2,298	$2,460,864	$1,727,789	$(392,556)	$—	$3,798,395	$142,493	$3,940,888
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	For the Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net (Loss) Income	$(839,148)	$(364,475)	$163,090
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided By Continuing Operating Activities:
Net Loss from Discontinued Operations	303,183	14,209	1,857
Depreciation, Depletion and Amortization	598,503	567,120	532,643
Impairment of Exploration and Production Properties	—	828,905	—
Non-Cash Other Post-Employment Benefits	—	(261,750)	(45,749)
Stock-Based Compensation	31,483	24,513	41,877
Gain on Sale of Assets	(19,498)	(74,173)	(43,198)
Loss on Debt Extinguishment	—	67,751	95,267
Loss (Gain) on Commodity Derivative Instruments	141,021	(392,942)	(23,193)
Net Cash Received in Settlement of Commodity Derivative Instruments	245,212	196,348	19,025
Deferred Income Taxes	120,305	(140,472)	(7,319)
Return on Equity Investment	22,268	35,466	102,174
Equity in Earnings of Affiliates	(53,078)	(54,897)	(49,791)
Changes in Operating Assets:
Accounts and Notes Receivable	(48,014)	160,370	(89,928)
Inventories	1,330	5,573	49,443
Prepaid Expenses	84,026	128,405	4,788
Changes in Other Assets	(98,572)	3,311	(16,242)
Changes in Operating Liabilities:
Accounts Payable	(27,371)	(145,875)	3,974
Accrued Interest	(1,040)	26,649	(9,868)
Other Operating Liabilities	(20,356)	(147,110)	227,467
Changes in Other Liabilities	(9,724)	(9,916)	(161,024)
Other	28,820	32,667	45,093
Net Cash Provided by Continuing Operating Activities	459,350	499,677	840,386
Net Cash Provided by Discontinued Operating Activities	9,935	6,172	96,390
Net Cash Provided by Operating Activities	469,285	505,849	936,776
Cash Flows from Investing Activities:
Capital Expenditures	(226,820)	(982,934)	(1,459,452)
Proceeds from Noble Exchange Settlement	213,295	—	—
Proceeds from Sales of Assets	59,902	110,571	356,836
Net Investments in Equity Affiliates	73,743	(84,221)	95,207
Net Cash Provided by (Used in) Continuing Investing Activities	120,120	(956,584)	(1,007,409)
Net Cash Provided by (Used in) Discontinued Investing Activities	367,251	(39,633)	(33,973)
Net Cash Provided by (Used in) Investing Activities	487,371	(996,217)	(1,041,382)
Cash Flows from Financing Activities:
(Payments on) Proceeds from Short-Term Borrowings	(952,000)	952,000	(11,736)
Payments on Miscellaneous Borrowings	(8,312)	(4,282)	(10,286)
Payments on Long-Term Notes, including Redemption Premium	—	(1,263,719)	(1,819,005)
Net Proceeds from Revolver - MLP	16,000	185,000	—
Distributions to Noncontrolling Interest	(21,657)	(5,060)	—
Proceeds from Sale of MLP Interest	—	148,359	—
Proceeds from Issuance of Long-Term Notes	—	492,760	1,859,920
Tax Benefit from Stock-Based Compensation	—	208	2,629
Dividends Paid	(2,294)	(33,281)	(57,506)
Proceeds from Issuance of Common Stock	4	8,288	15,016
Purchases of Treasury Stock	—	(71,674)	—
Debt Issuance and Financing Fees	(482)	(22,586)	(24,861)
Net Cash (Used in) Provided by Continuing Financing Activities	(968,741)	386,013	(45,829)
Net Cash Used in Discontinued Financing Activities	(14)	(56)	—
Net Cash (Used in) Provided by Financing Activities	(968,755)	385,957	(45,829)
Net Decrease in Cash and Cash Equivalents	(12,099)	(104,411)	(150,435)
Cash and Cash Equivalents at Beginning of Period	72,574	176,985	327,420
Cash and Cash Equivalents at End of Period	$60,475	$72,574	$176,985
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES:

A summary of the significant accounting policies of CONSOL Energy Inc. and subsidiaries ("CONSOL Energy" or "the Company") is presented below. These, together with the other notes that follow, are an integral part of the Consolidated Financial Statements.
Basis of Consolidation:
The Consolidated Financial Statements include the accounts of CONSOL Energy Inc, and its wholly owned and majority-owned and/or controlled subsidiaries, including certain variable interest entities that the Company is required to consolidate pursuant to the Consolidated topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification. The portion of these entities that is not owned by the Company is presented as non-controlling interest. Investments in business entities in which CONSOL Energy does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. Investments in oil and natural gas producing entities are accounted for under the proportionate consolidation method.
Discontinued Operations:
Businesses divested are classified in the Consolidated Financial Statements as either discontinued operations or held for sale when the provision of Accounting Standards Codification (ASC) Topic 205 or ASC Topic 360 are met. For businesses classified as discontinued operations, the balance sheet amounts and results of operations are reclassified from their historical presentation to assets and liabilities of discontinued operations on the Consolidated Balance Sheets and to discontinued operations on the Consolidated Statements of Income and Cash Flows for all periods presented. The gains or losses associated with these divested businesses are recorded in discontinued operations on the Consolidated Statements of Income. The disclosures outside of Note 2- Discontinued Operations, for all periods presented, in the accompanying notes generally do not include the assets, liabilities, or operating results of businesses classified as discontinued operations.
Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as various disclosures. Actual results could differ from those estimates. The most significant estimates included in the preparation of the consolidated financial statements are related to other postretirement benefits, coal workers' pneumoconiosis, workers' compensation, salary retirement benefits, stock-based compensation, asset retirement obligations, deferred income tax assets and liabilities, contingencies and the values of coal and natural gas, NGLs, condensate and oil (collectively "natural gas") reserves.
Cash and Cash Equivalents:
Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term securities with original maturities of three months or less.
Trade Accounts Receivable:
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. CONSOL Energy reserves for specific accounts receivable when it is probable that all or a part of an outstanding balance will not be collected, such as customer bankruptcies. Collectability is determined based on terms of sale, credit status of customers and various other circumstances. CONSOL Energy regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Reserves for uncollectable amounts were not material in the periods presented. In addition, there were no material financing receivables with a contractual maturity greater than one year at December 31, 2016 or 2015.

Inventories:
Inventories are stated at the lower of cost or net realizable value. The cost of coal inventories is determined by the first-in, first-out (FIFO) method. Coal inventory costs include labor, supplies, equipment costs, operating overhead, depreciation, depletion, amortization, and other related costs. The cost of supplies inventory is determined by the average cost method and includes operating and maintenance supplies to be used in the Company's E&P and coal operations.
Property, Plant and Equipment:
CONSOL Energy uses the successful efforts method of accounting for natural gas producing activities. Costs of property acquisitions, successful exploratory, development wells and related support equipment and facilities are capitalized. Periodic valuation provisions for impairment of capitalized costs of unproved mineral interests are expensed. Costs of unsuccessful exploratory wells are expensed when such wells are determined to be non-productive, or if the determination cannot be made after finding sufficient quantities of reserves to continue evaluating the viability of the project. The costs of producing properties and mineral interests are amortized using the units-of-production method. Wells and related equipment and intangible drilling costs are also amortized on a units-of-production method. Units-of-production amortization rates are revised at least once per year, or more frequently if events and circumstances indicate an adjustment is necessary. Such revisions are accounted for prospectively as changes in accounting estimates.

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

Coal reserves are controlled either through fee ownership or by lease. The duration of the leases vary; however, the lease terms are generally extended automatically through the exhaustion of economically recoverable reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests. Depletion of leased coal interests is computed using the units-of-productions method over proven and probable coal reserves. The Company also makes advance payments (advanced mining royalties) to lessors under certain lease agreements that are recoupable against future production, and it makes payments that are generally based upon a specified rate per ton or a percentage of gross realization from the sale of the coal. The Company evaluates its properties periodically for impairment issues or whenever events or circumstances indicate that the carrying amount may not be recoverable.

Gas advance royalties are similar in nature to advance mining royalties and are evaluated periodically, or at a minimum once per year, for impairment issues or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any revisions are accounted for prospectively as changes in accounting estimates.

Depreciation of plant and equipment is calculated on the straight-line method over their estimated useful lives or lease terms, generally as follows:

Years
Buildings and improvements	10 to 45
Machinery and equipment	3 to 25
Leasehold improvements	Life of Lease

Costs to obtain coal lands are capitalized based on the cost at acquisition and are amortized using the units-of-production method over all estimated proven and probable coal reserve tons assigned and accessible to the mine. Proven and probable coal reserves are calculated on a clean coal ton equivalent, which excludes non-recoverable coal reserves and anticipated preparation plant processing refuse. Rates are updated when revisions to coal reserve estimates are made. Coal reserve estimates are reviewed when events and circumstances indicate a reserve change is needed, or at a minimum once a year. Amortization of coal interests begins when the coal reserve is produced. At an underground coal mine, a ton is considered produced once it reaches the surface area of the mine. Any material effect from changes in estimates is disclosed in the period the change occurs.

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

Capitalization of Interest:

Interest costs associated with the development of significant properties and projects are capitalized until the project is substantially complete and ready for its intended use. A weighted average cost of borrowing rate is used. For the years ended December 31, 2016, 2015, and 2014, capitalized interest totaled $1,467, $2,509 and $13,573, respectively.

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

During the year ended December 31, 2015, certain of the Company’s proved properties, primarily shallow oil and gas assets, failed the undiscounted cash flow portion of the test. After performing the discounted cash flow portion of the test, CONSOL Energy recorded an impairment of $824,742, included in Impairment of Exploration and Production Properties in the Consolidated Statements of Income. Valuation of the impaired assets is a Level 3 measurement as it incorporates significant unobservable inputs, such as future production levels and operating costs, within the discounted cash flow analysis. The impairment related to approximately 95% of the Company’s shallow oil and gas assets in West Virginia and Pennsylvania.

There were no other additional impairments related to proved properties in the year ended December 31, 2015. There were no such impairments for the years ended December 31, 2016 or 2014.

Impairment of Unproved Properties

CONSOL Energy evaluates capitalized costs of unproved gas properties for recoverability on a prospective basis. Indicators of potential impairment include potential shifts in business strategy, overall economic factors and historical experience. If it is determined that the properties will not yield proved reserves, the related costs are expensed in the period the determination is made. For the year ended December 31, 2015, unproved property impairments relating to the determination that the properties will not yield proved reserves were $4,163 and are included in Impairment of Exploration and Production Properties in the Consolidated Statements of Income. Valuation of the impaired assets is a Level 3 measurement as it incorporates significant unobservable inputs, such as future production levels and operating costs, within the discounted cash flow analysis. This impairment primarily related to the court ruling in June 2015 in the state of New York that officially bans hydraulic fracturing.

There were no other additional impairments related to unproved properties in the year ended December 31, 2015. There were no such impairments for the years ended December 31, 2016 and 2014.

Exploration expense, which is associated primarily with lease expirations, was $14,519, $10,120 and $23,355 for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in Exploration and Production Related Other Costs in the Consolidated Statements of Income.
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
Postretirement Benefits Other Than Pensions:
Postretirement benefit obligations established by the Coal Industry Retiree Health Benefit Act of 1992 (the Coal Act) are treated as a multi-employer plan which requires expense to be recorded for the associated obligations as payments are made. Postretirement benefits other than pensions, except for those established pursuant to the Coal Act, are accounted for in accordance with the Retirement Benefits Compensation and Non-retirement Postemployment Benefits Compensation Topics of the FASB Accounting Standards Codification, which requires employers to accrue the cost of such retirement benefits for the employees' active service periods. Such liabilities are determined on an actuarial basis and CONSOL Energy is primarily self-insured for these benefits. Differences between actual and expected results or changes in the value of obligations are recognized through Other Comprehensive Income.
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

Gas Well Closing and Mine Closing Costs:

CONSOL Energy accrues for dismantling and removing costs of gas-related facilities, mine closing costs, perpetual water care costs, and surface reclamation using the accounting treatment prescribed by the Asset Retirement and Environmental Obligations Topic of the FASB Accounting Standards Codification. This topic requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Accrued costs of dismantling and removing natural gas-related facilities, mine closing costs (including surface reclamation costs) and perpetual care costs are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. Amortization of the capitalized asset retirement cost is generally determined on a units-of-production basis. Accretion of the asset retirement obligation is recognized over time and generally will escalate over the life of the producing asset, typically as production declines. Accretion is included in Deprecation, Depletion and Amortization on the Consolidated Statements of Income. Asset retirement obligations primarily relate to the closure of natural gas wells and coal mines, which includes treatment of water and the reclamation of land upon exhaustion of coal and natural gas reserves.
Subsidence:
Subsidence occurs when there is sinking or shifting of the ground surface due to the removal of underlying coal. Areas affected may include, although are not limited to, streams, property, roads, pipelines and other land and surface structures. Total estimated subsidence claims are recognized in the period when the related coal has been extracted and are included in Operating and Other Costs on the Consolidated Statements of Income and Other Accrued Liabilities on the Consolidated Balance Sheets. On occasion, CONSOL Energy prepays the estimated damages prior to undermining the property, in return for a release of liability. Prepayments are included as assets and either recognized as Prepaid Expenses or in Other Assets on the Consolidated Balance Sheets if the payment is made less than or greater than one year, respectively, prior to undermining the property.
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
Revenue Recognition:
Revenues are recognized when title passes to the customers. For natural gas, NGL and oil sales, this occurs at the contractual point of delivery. For domestic coal sales, this generally occurs when coal is loaded at the mine, the preparation facility, or offsite storage locations. For export coal sales, this generally occurs when coal is loaded onto marine vessels at terminal locations. For terminal, land, and research and development, revenue is recognized generally as the service is provided to the customer.
CONSOL Energy has operational natural gas-balancing agreements. These imbalance agreements are managed internally using the sales method of accounting. The sales method recognizes revenue when the gas is taken by the purchaser.
CONSOL Energy sells natural gas to accommodate the delivery points of its customers. In general, this gas is purchased at market price and re-sold on the same day at market price less a small transaction fee. These matching buy/sell transactions include a legal right of offset of obligations and have been simultaneously entered into with the counterparty. These transactions qualify for netting under the Nonmonetary Transactions Topic of the FASB Accounting Standards Codification and are, therefore, recorded net within the Consolidated Statements of Income in the Purchased Gas Sales line.
CONSOL Energy purchases natural gas produced by third-parties at market prices less a fee. The gas purchased from third-parties is then resold to end users or gas marketers at current market prices. These revenues and expenses are recorded gross as Purchased Gas Sales in the Consolidated Statements of Income. Purchased gas sales are recognized when title passes to the customer. Purchased gas costs are recognized when title passes to CONSOL Energy from the third-party.

Freight Revenue and Expense:

Shipping and handling costs invoiced to coal customers and paid to third-party carriers are recorded as Freight-Outside Coal revenue and Freight Expense, respectively.

Contingencies:

From time to time, CONSOL Energy, or its subsidiaries, is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations (including environmental remediation), employment and contract disputes, and other claims and actions, arising out of the normal course of business. Liabilities are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Estimates are developed through consultation with legal counsel involved in the defense of these matters and are based upon the nature of the lawsuit, progress of the case in court, view of legal counsel, prior experience in similar matters and management's intended response. Environmental liabilities are not discounted or reduced by possible recoveries from third-parties. Legal fees associated with defending these various lawsuits and claims are expensed when incurred.
Stock-Based Compensation:
Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated in accordance with the provisions of the Stock Compensation Topic of the FASB Accounting Standards Codification. CONSOL Energy recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the award's vesting term. See Note 17–Stock-Based Compensation for more information.
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
The table below sets forth the share-based awards that have been excluded from the computation of the diluted earnings per share because their effect would be anti-dilutive:

	For the Years Ended
	December 31,
	2016	2015	2014
Anti-Dilutive Options	6,208,813	3,621,002	358,731
Anti-Dilutive Restricted Stock Units	663,003	1,375,659	—
Anti-Dilutive Performance Share Units	2,400,326	113,531	—
Anti-Dilutive Performance Share Options	802,804	802,804	—
	10,074,946	5,912,996	358,731

The computations for basic and dilutive earnings per share are as follows:

	For the Years Ended
	December 31,
	2016	2015	2014
Numerator:
(Loss) Income from Continuing Operations	$(535,965)	$(350,266)	$164,947
Less: Net Income Attributable to Noncontrolling Interest	8,954	10,410	—
Net (Loss) Income from Continuing Operations attributable to CONSOL Energy Shareholders	$(544,919)	$(360,676)	$164,947

Loss from Discontinued Operations	$(303,183)	$(14,209)	$(1,857)

Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(848,102)	$(374,885)	$163,090
Denominator:
Weighted-average shares of common stock outstanding	229,387,403	229,186,125	229,994,407
Effect of dilutive shares	—	—	1,585,871
Weighted-average diluted shares of common stock outstanding	229,387,403	229,186,125	231,580,278
(Loss) Earnings Per Share:
Basic (Continuing Operations)	$(2.38)	$(1.57)	$0.72
Basic (Discontinued Operations)	(1.32)	(0.07)	(0.01)
Total Basic	$(3.70)	$(1.64)	$0.71

Dilutive (Continuing Operations)	$(2.38)	$(1.57)	$0.71
Dilutive (Discontinued Operations)	(1.32)	(0.07)	(0.01)
Total Dilutive	$(3.70)	$(1.64)	$0.70

Shares of common stock outstanding were as follows:

	2016	2015	2014
Balance, Beginning of Year	229,054,236	230,265,463	229,145,736
Issuance Related to Stock-Based Compensation (1)	388,772	1,001,873	1,119,727
Retirement of Common Stock (2)	—	(2,213,100)	—
Balance, End of Year	229,443,008	229,054,236	230,265,463

(1) See Note 17–Stock-Based Compensation for additional information.
(2) See Note 5–Stock Repurchase for additional information.

Other Comprehensive Loss:

Changes in Accumulated Other Comprehensive Loss by component, net of tax, were as follows:

	Gains on Cash Flow Hedges	Postretirement Benefits	Total
Balance at December 31, 2015	$43,470	$(359,068)	$(315,598)
Other Comprehensive Loss before Reclassifications	—	(61,730)	(61,730)
Amounts Reclassified from Accumulated Other Comprehensive Loss	(43,470)	28,504	(14,966)
Current Period Other Comprehensive Loss	(43,470)	(33,226)	(76,696)
Less: Other Comprehensive Income Attributable to Non-Controlling Interest	—	262	262
Balance at December 31, 2016	$—	$(392,556)	$(392,556)

The following table shows the reclassification of adjustments out of Accumulated Other Comprehensive Loss:

	For the Years Ended December 31,
	2016	2015	2014
Derivative Instruments (Note 21)
Natural Gas Price Swaps and Options	$(68,481)	$(123,105)	$(28,753)
Tax Expense	25,011	45,054	10,465
Net of Tax	$(43,470)	$(78,051)	$(18,288)
Actuarially Determined Long-Term Liability Adjustments* (Note 14 and Note 15)
Amortization of Prior Service Costs	$(590)	$(336,993)	$(22,381)
Recognized Net Actuarial Loss	23,857	119,222	46,155
Curtailment Loss (Gain)	—	5	(36,182)
Settlement Loss	22,196	19,053	29,095
Total	45,463	(198,713)	16,687
Tax (Benefit) Expense	(16,959)	74,687	(6,139)
Net of Tax	$28,504	$(124,026)	$10,548

*Excludes amounts related to the remeasurement of the Actuarially Determined Long-Term Liabilities for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

Accounting for Derivative Instruments:

CONSOL Energy enters into financial derivative instruments to manage its exposure to commodity price volatility. The derivatives are accounted for as an asset or a liability in the accompanying Consolidated Balance Sheets at their fair value using “Level Two” inputs, which is further defined in Note 20 - Fair Value of Financial Instruments. Changes in the fair values of derivatives are recorded in earnings unless special hedge accounting criteria are met. For derivatives designated as cash flow hedges, the effective portions of changes in the fair values of the derivatives are reported in Other Comprehensive Income or Loss (OCI) on the Consolidated Balance Sheets, net of tax, and reclassified into Gain (Loss) on Commodity Derivative Instruments on the Consolidated Statements of Income in the same period or periods in which the forecasted transactions affect earnings. Any ineffective portion of a hedge is recognized in earnings in the current period.
CONSOL Energy de-designated all of its cash flow hedges on December 31, 2014 and accounts for all existing and future natural gas and NGL commodity hedges on a mark-to-market basis, and records changes in fair value in current period earnings. In connection with this de-designation, CONSOL Energy froze the balances recorded in Accumulated Other Comprehensive Income at December 31, 2014 and reclassified balances to earnings as the underlying physical transactions occurred. As of December 31, 2016, all gains deferred in OCI have been recognized in earnings.
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
CONSOL Energy is exposed to credit risk in the event of non-performance by counterparties, whose creditworthiness is subject to continuing review. Historically, CONSOL Energy has not experienced any issues of non-performance by derivative counterparties.
Recent Accounting Pronouncements:

In January 2017, the FASB issued Update 2017-01 - Business Combinations (Topic 805). This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this new guidance is not expected to have a material impact on CONSOL Energy's financial statements.
In December 2016, the FASB issued Update 2016-19 - Technical Corrections and Improvements, which covers a wide range of Topics in the Accounting Standards Codification (ASC). The amendments in this Update represent changes to clarify, correct errors, or make minor improvements to the ASC, making it easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments generally fall into one of the following categories: amendments related to differences between original guidance and the ASC, guidance clarification and reference corrections, simplification, or minor improvements. Most of the amendments in this Update do not require transition guidance and are effective upon issuance of this Update.
In October 2016, the FASB issued Update 2016-17 - Consolidation (Topic 810): Interests Held through Related Parties that are Under Common Control, which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The Update requires the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include its indirect economic interests in a VIE held through related parties that are under common control on a proportionate basis as opposed to in their entirety. The amendments in this Update will be applied retrospectively and are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this new guidance is not expected to have a material impact on CONSOL Energy's financial statements.
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

•
In December 2016, the FASB issued Update 2016-20 - Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which includes amendments related to loan guarantee fees, contract costs, provisions for losses on construction and production-type contracts, scope, disclosures, contract modification, contract asset versus receivable, refund liability and advertising costs.

The new standards are effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. Management continues to evaluate the impacts that these standards will have on CONSOL Energy's financial statements, specifically as it relates to contracts that contain positive electric power price related adjustments. CONSOL Energy anticipates using the modified retrospective approach at adoption as it relates to ASU 2014-09.

In March 2016, the FASB issued Update 2016-09 - Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specifically, this Update states that: all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement; excess tax benefits should be classified along with other income tax cash flows as an operating activity; an entity can make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions; and cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The adoption of this new guidance is not expected to have a material impact on CONSOL Energy's financial statements.

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
Reclassifications:
During the year ended December 31, 2016, CONSOL Energy made reclassifications within its financial statements to better align the Company's financial reporting with its peer group. These reclassifications impacted the Lease Operating Expense, Transportation, Gathering and Compression, Direct Administrative and Selling, Production Royalty Interests and Purchased Gas Sales, Production Royalty Interests and Purchased Gas Costs, Operating and Other Costs and Selling, General and Administrative Costs line items on the Company's Consolidated Statements of Income. These changes are reflected in CONSOL Energy's current and historic Consolidated Statements of Income, with no effect on previously reported net income (loss).

Subsequent Events:

The Company has evaluated all subsequent events through the date the financial statements were issued. No material recognized or non-recognizable subsequent events were identified.

NOTE 2—DISCONTINUED OPERATIONS:
In August 2016, CONSOL Energy completed the sale of its Miller Creek Mining Complex and Fola Mining Complex subsidiaries. In the transaction, the buyer acquired the Miller Creek and Fola assets and assumed the Miller Creek and Fola mine closing and reclamation liabilities; in order to equalize the value exchange, CONSOL Energy paid $28,271 cash at closing, which included property taxes associated with the properties sold and other closing costs (a portion of which will be held in escrow for purposes of obtaining the surety bonds required for the the permits to transfer). These amounts were included in Net Cash Provided by Discontinued Investing Activities on the Consolidated Statements of Cash Flow. In addition, CONSOL Energy will pay a total of $17,200 in installments over the next four years. The net loss on sale of $53,130, excluding the related impairment charge discussed below, was included in Loss from Discontinued Operations, net on the Consolidated Statements of Income. Prior to the closing, the Miller Creek and Fola Mining Complexes were classified as held for sale in discontinued operations and in accordance with the accounting guidance for Property, Plant and Equipment, assets held for sale are required to be measured at the lower of the carrying value or fair value less costs to sell. Upon meeting the assets held for sale criteria, the Company determined the carrying value of the Miller Creek and Fola Mining Complexes exceeded the fair value less costs to sell. As a result, an impairment charge of $355,681 was recorded during the year ended December 31, 2016. This impairment is included in the Loss from Discontinued Operations, net on the Consolidated Statements of Income.

In March 2016, CONSOL Energy completed the sale of its membership interests in CONSOL Buchanan Mining Company, LLC (BMC), which owned and operated the Buchanan Mine located in Mavisdale, Virginia; various assets relating to the Amonate Mining Complex located in Amonate, Virginia; Russell County, Virginia coal reserves and Pangburn Shaner Fallowfield coal reserves located in Southwestern, Pennsylvania to Coronado IV LLC ("Coronado"). Various CONSOL Energy assets were excluded from the sale including coalbed methane, natural gas and minerals other than coal, current assets of BMC, certain coal seams, certain surface rights, and the Amonate Preparation Plant. Coronado assumed only specified liabilities and various CONSOL Energy liabilities were excluded and not assumed. The excluded liabilities included BMC’s indebtedness, trade payables and liabilities arising prior to closing, as well as the liabilities of the subsidiaries other than BMC which are parties to the sale. In addition, the buyer agreed to pay CONSOL Energy for Buchanan Mine coal sold outside the U.S. and Canada during the five years following closing a royalty of 20% of any excess of the gross sales price per ton over the following amounts: (1) year one, $75.00 per ton; (2) year two, $78.75 per ton; (3) year three, $82.69 per ton; (4) year four, $86.82 per ton; (5) year five, $91.16 per ton. At closing, the parties entered into several agreements including, among others, agreements relating to the coordination and conduct of gas operations at the mines, an option to purchase the Amonate Preparation Plant and transition services. Cash proceeds of $402,799 were received at closing and are included in Net Cash Provided by Discontinued Investing Activities on the Consolidated Statements of Cash Flow. The net loss on the sale was $38,364 and was included in Loss from Discontinued Operations, net on the Consolidated Statements of Income.

For all periods presented in the accompanying Consolidated Statements of Income, BMC along with the various other assets and the Miller Creek and Fola Mining Complexes are classified as discontinued operations.

The following table details selected financial information for the divested business included within discontinued operations:

	For the Years Ended December 31,
	2016	2015	2014
Coal Sales	$102,904	$367,234	$426,263
Freight-Outside Coal	1,322	5,098	5,015
Miscellaneous Other Income	740	51	2,635
(Loss) Gain on Sale of Assets	(91,785)	336	(6,640)
Total Revenue and Other Income	$13,181	$372,719	$427,273
Total Costs	134,248	395,913	431,344
Loss From Operations Before Income Taxes	$(121,067)	$(23,194)	$(4,071)
Impairment on Assets Held for Sale	355,681	—	—
Income Tax Benefit	(173,565)	(8,985)	(2,214)
Loss From Discontinued Operations, net	$(303,183)	$(14,209)	$(1,857)

The major classes of assets and liabilities of discontinued operations:

	December 31, 2016	December 31, 2015
Assets:
Accounts Receivable - Trade	$83	$49,125
Inventories	—	30,646
Prepaid Expense	—	970
Other Current Assets	—	364
Total Current Assets	$83	$81,105
Property, Plant and Equipment, Net	—	936,671
Other Assets	—	4,044
Total Assets of Discontinued Operations	$83	$1,021,820
Liabilities:
Accounts Payable	$36	$20,786
Other Current Liabilities	6,014	30,728
Total Current Liabilities	$6,050	$51,514
Long Term Debt	—	5,001
Pneumoconiosis Benefits	—	1,129
Mine Closing	—	71,941
Reclamation	—	34,126
Other liabilities	—	792
Total Liabilities of Discontinued Operations	$6,050	$164,503

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

In December 2014, CNX Gas Company LLC (CNX Gas Company), wholly-owned subsidiary of CONSOL Energy, finalized an agreement with Columbia Energy Ventures (CEVCO) to sublease from CEVCO approximately 20,000 acres of Utica Shale and Upper Devonian gas rights in Greene and Washington Counties in Pennsylvania and Marshall and Ohio Counties in West Virginia. Up-front bonus consideration of up to $96,106 was to be paid by CONSOL Energy over a five year period, as drilling occurs, in addition to royalties. CONSOL Energy made payments of $9,000 to CEVCO in the year ended December 31, 2016, while $50,969 of payments were made in the year ended December 31, 2015. At December 31, 2016, the amounts recorded in Other Current Liabilities and Other Long-Term Liabilities both on a discounted basis were $3,947 and $26,461, respectively. At December 31, 2015, the amounts recorded in Other Current Liabilities and Other Long-Term Liabilities on a discounted basis were $8,349 and $29,333, respectively.

In December 2014, CONSOL Energy completed the sale of its industrial supplies subsidiary to an unrelated third party for expected net proceeds of approximately $51,000, of which $44,035 was received and included in cash flows from investing activities during the year ended December 31, 2014. In connection with the sale, CONSOL Energy signed a supply agreement under which, among other things, it will continue to purchase certain goods exclusively from the new entity for a period of at least three years. CONSOL Energy recorded a net loss on the sale of $30,845, which was included in Gain on Sale of Assets in the Consolidated Statements of Income. In December 2015, there was $6,258 of expense related to the settlement of working capital adjustments and other matters in conjunction with the sale, which was included in Other Costs - Miscellaneous Operating Costs in the Consolidated Statements of Income.

NOTE 4—MISCELLANEOUS OTHER INCOME:

	For the Years Ended December 31,
	2016	2015	2014
Equity in Earnings of Affiliates - CONE	$48,260	$43,799	$29,807
Rental Income	36,059	37,984	45,059
Right of Way Issuance	27,343	13,289	7,333
Royalty Income - Non-Operated Coal	20,083	15,402	19,653
Gathering Revenue	10,834	9,530	23,520
Coal Contract Buyout	6,288	—	30,000
Purchased Coal Sales	5,757	1,596	9,029
Equity in Earnings of Affiliates - Other	4,818	11,098	19,984
Interest Income	1,507	2,299	2,303
Other	6,357	9,354	20,772
Miscellaneous Other Income	$167,306	$144,351	$207,460

NOTE 5— STOCK REPURCHASE:

In December 2014, CONSOL Energy’s Board of Directors approved a stock repurchase program under which CONSOL Energy could have purchased up to $250,000 of its common stock over a two year period. Under the terms of the program, CONSOL Energy was permitted to make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. Any repurchases of common stock were to be funded from available cash on hand or short-term borrowings. The program did not obligate CONSOL Energy to acquire any particular amount of common stock, and could have been modified or suspended at any time at the Company’s discretion. The program was conducted in compliance with applicable legal requirements and within the limits imposed by any credit agreement, receivables purchase agreement or indenture and was subject to market conditions and other factors. No shares were repurchased under this program during the year ended December 31, 2016. During the year ended December 31, 2015, 2,213,100 shares were repurchased and retired at an average price of $32.37 per share.

NOTE 6—INCOME TAXES:

Income tax expense (benefit) provided on earnings from continuing operations consisted of:

	For The Years Ended December 31,
	2016	2015	2014
Current:
U.S. Federal	$(103,562)	$19,726	$18,388
U.S. State	(8,699)	(5,657)	2,724
Non-U.S.	1,966	964	1,411
	(110,295)	15,033	22,523
Deferred:
U.S. Federal	124,766	(181,859)	(12,581)
U.S. State	(4,461)	41,387	5,262
	120,305	(140,472)	(7,319)

Total Income Tax Expense (Benefit)	$10,010	$(125,439)	$15,204

The components of the net deferred taxes are as follows:

	December 31,
	2016	2015
Deferred Tax Assets:
Postretirement benefits other than pensions	$260,959	$257,604
Alternative minimum tax	219,872	143,122
Net operating loss - Federal	144,450	165,951
Net operating loss - State	74,310	76,171
Gas derivatives	72,105	—
Gas well closing	68,585	79,246
Pneumoconiosis benefits	43,997	44,830
Salary retirement	42,393	30,177
Mine closing	39,860	63,399
Foreign tax credit	39,850	39,850
Workers' compensation	30,758	31,544
Mine subsidence	29,532	44,317
Capital lease	2,925	4,404
Equity Partnerships	—	45,746
Reclamation	—	14,122
Other	66,724	65,427
Total Deferred Tax Assets	1,136,320	1,105,910
Valuation Allowance	(282,778)	(78,306)
Net Deferred Tax Assets	853,542	1,027,604

Deferred Tax Liabilities:
Property, plant and equipment	(782,710)	(946,778)
Equity Partnerships	(40,200)	—
Advance mining royalties	(22,326)	(44,921)
Gas derivatives	—	(105,864)
Other	(4,016)	(4,670)
Total Deferred Tax Liabilities	(849,252)	(1,102,233)

Net Deferred Tax Asset (Liability)	$4,290	$(74,629)

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. For the years ended December 31, 2016 and 2015, positive evidence considered included financial earnings generated over the past three years for certain subsidiaries, reversals of financial to tax temporary differences and the implementation of and/or ability to employ various tax planning strategies. Negative evidence included financial and tax losses generated in prior periods, the inability to achieve forecasted results for those periods and the expectation that future financial results from normal operations would not be sufficient to support full utilization of certain tax credits within the foreseeable future. CONSOL Energy continues to report, on an after federal tax basis, a deferred tax asset related to state operating losses of $74,310 with a related valuation allowance of $60,488 at December 31, 2016. The deferred tax asset related to state operating losses, on an after tax adjusted basis, was $76,171 with a related valuation allowance of $42,983 at December 31, 2015. A review of positive and negative evidence regarding these tax benefits concluded that the valuation allowances for various CONSOL Energy subsidiaries was warranted. The net operating losses expire at various times between 2017 and 2036. A valuation allowance on foreign tax credits of $39,850 and $25,903 has been recorded at December 31, 2016 and 2015, respectively. The foreign tax credits expire at various times between 2021 and 2023. A valuation allowance on charitable contribution carry-forwards of $5,051 has been recorded for 2016. The charitable contributions carry-forwards expire at various times between 2018 and 2021. No such valuation allowance was recorded for 2015.

The deferred tax assets attributable to the state tax effect of future deductible temporary differences for certain CONSOL Energy subsidiaries with histories of financial and tax losses were also reviewed for positive and negative evidence regarding the realization of the deferred tax assets. A valuation allowance of $10,591 and $9,420 on an after federal tax adjusted basis has also been recorded for 2016 and 2015, respectively.

During 2016, the deferred tax asset relating to federal alternative minimum tax credits increased $76,750, to $219,872 at December 31, 2016 from $143,122 at December 31, 2015. This increase was primarily attributable to restoring previously monetized alternative minimum tax credits. This restoration was created by an agreement reached with the IRS to accelerate certain tax depreciation deductions in exchange for forgoing previously claimed alternative minimum tax credit monetization. At December 31, 2016, a valuation allowance of $166,798 was recorded against these alternative minimum tax credits, based on management's view that negative evidence with respect to their realizability outweighed positive evidence. There was no such valuation allowance at December 31, 2015. These credits do not expire and will be able to be fully utilized when sufficient operating income is generated by the Company.

Management will continue to assess the potential for realized deferred tax assets based upon income forecast data and the feasibility of future tax planning strategies and may record adjustments to valuation allowances against deferred tax assets in future periods, as appropriate, that could materially impact net income.

The following is a reconciliation, stated as a percentage of pretax income, of the United States statutory federal income tax rate to CONSOL Energy's effective tax rate:

	For the Years Ended December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$(187,218)	35.0%	$(166,497)	35.0%	$63,053	35.0%
Excess tax depletion	(18,960)	3.5	(29,526)	6.2	(42,302)	(23.5)
Effect of domestic production activities	—	—	—	—	(1,235)	(0.7)
Federal tax accrual to tax return reconciliation	(6,789)	1.3	13,576	(2.9)	(8,331)	(4.6)
IRS and state tax examination settlements	36,619	(6.8)	(36)	—	(5,248)	(2.9)
Net effect of state income taxes	(25,629)	4.8	(10,109)	2.1	5,235	2.9
Effect of change in federal valuation allowance	187,759	(35.1)	25,903	(5.4)	—	—
Effect of change in state valuation allowance	20,047	(3.7)	39,492	(8.3)	(1,436)	(0.8)
Effect of foreign tax	1,966	(0.4)	964	(0.2)	1,411	0.8
Other	2,215	(0.5)	794	(0.2)	4,057	2.1
Income Tax Expense (Benefit) / Effective Rate	$10,010	(1.9)%	$(125,439)	26.3%	$15,204	8.3%

As part of CONSOL Energy's IRS examination of the tax years 2010-2013, bonus depreciation was claimed resulting in a net cash refund of $92,000. The bonus depreciation deduction adversely impacts earnings by reducing the Company's percentage depletion adjustment on its mining operations and reducing the Section 199 manufacturing deduction in the years 2008-2012. This resulted in a net non-cash charge to earnings of $36,619.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits is as follows:

	For the Years Ended
	December 31,
	2016	2015
Balance at beginning of period	$12,702	$4,265
Increase in unrecognized tax benefits resulting from tax positions taken during current period	666	—
Increase in unrecognized tax benefits resulting from tax positions taken during prior periods	—	8,437
Reduction of unrecognized tax benefits as a result of a settlement with taxing authorities	(4,265)	—
Balance at end of period	$9,103	$12,702

If these unrecognized tax benefits were recognized, $666 and $4,265 would affect CONSOL Energy's effective income tax rate for 2016 and 2015, respectively.

CONSOL Energy and its subsidiaries file income tax returns in the United States and returns within various states and Canadian jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2010.

CONSOL Energy recognizes interest accrued related to unrecognized tax benefits in its interest expense. As of December 31, 2016 and 2015, the Company had an accrued liability of $305 and $53, respectively, for interest related to uncertain tax positions. Interest expense of $252 and $53 was recorded in the Company's Consolidated Statements of Income for the years ended December 31, 2016 and 2015, respectively. During the years ended December 31, 2016 and 2015, CONSOL Energy paid no interest related to income tax deficiencies.

CONSOL Energy recognizes penalties accrued related to uncertain tax positions in its income tax expense. As of December 31, 2016 and 2015, CONSOL Energy had no accrued liabilities for tax penalties.

NOTE 7—GAS WELL CLOSING and MINE CLOSING:
CONSOL Energy accrues for dismantling and removing costs of natural gas related facilities, mine closing costs, perpetual water care costs, and surface reclamation using the accounting treatment prescribed by the Asset Retirement and Environmental Obligations Topic of the FASB Accounting Standards Codification. CONSOL Energy recognizes capitalized asset retirement costs by increasing the carrying amount of related long-lived assets. The obligation for asset retirements is included in Gas Well Closing, Mine Closing and Other Accrued Liabilities on the Consolidated Balance Sheets.
The reconciliation of changes in the asset retirement obligations at December 31, 2016 and 2015 is as follows:

	As of December 31,
	2016	2015
Balance at beginning of period	$429,967	$454,832
Accretion expense	23,924	32,438
Payments	(15,882)	(18,033)
Revisions in estimated cash flows	36,320	(33,984)
Other	(785)	(5,286)
Balance at end of period	$473,544	$429,967
For the year ended December 31, 2015, Other includes ($2,133) related to the disposition of two Perpetual Care sites as part of the WAE sale (see Note 3 - Acquisitions and Dispositions for more information) and ($2,355) related to the disposition of a non-producing mine.

NOTE 8—INVENTORIES:

	December 31,
	2016	2015
Coal	$7,800	$4,660
Supplies	57,661	62,132
Total Inventories	$65,461	$66,792

NOTE 9—PROPERTY, PLANT AND EQUIPMENT:

	December 31,
E&P Property, Plant and Equipment	2016	2015
Intangible drilling cost	$3,583,565	$3,452,989
Proved gas properties	2,016,916	1,922,602
Unproved gas properties	1,116,282	1,421,083
Gas gathering equipment	1,138,299	1,147,173
Gas wells and related equipment	791,996	785,744
Other gas assets	190,406	125,691
Gas advance royalties	13,762	19,745
Total E&P Property, Plant and Equipment	$8,851,226	$8,875,027
Less: Accumulated Depreciation, Depletion and Amortization	3,106,296	2,695,674
Total E&P Property, Plant and Equipment - Net	$5,744,930	$6,179,353

PA Mining Operations Property, Plant and Equipment
Coal and other plant and equipment	$2,307,668	$2,284,103
Coal properties and surface lands	458,398	456,044
Airshafts	371,752	351,870
Mine development	326,152	326,225
Coal advance mining royalties	16,224	16,263
Leased coal lands	26,566	26,402
Total PA Mining Operations Property, Plant and Equipment	$3,506,760	$3,460,907
Less: Accumulated Depreciation, Depletion and Amortization	1,768,712	1,603,642
Total PA Mining Operations Property, Plant and Equipment - Net	$1,738,048	$1,857,265

Other Property, Plant and Equipment
Coal and other plant and equipment	$532,919	$569,333
Coal properties and surface lands	481,126	484,348
Airshafts	10,003	10,002
Mine development	17,988	18,073
Coal advance mining royalties	310,530	312,452
Leased coal lands	60,836	64,765
Total Other Property, Plant and Equipment	$1,413,402	$1,458,973
Less: Accumulated Depreciation, Depletion and Amortization	755,941	762,885
Total Other Property, Plant and Equipment - Net	$657,461	$696,088

Total Company Property, Plant and Equipment	$13,771,388	$13,794,907
Less - Total Company Accumulated Depreciation, Depletion and Amortization	5,630,949	5,062,201
Total Company Property, Plant and Equipment - Net	$8,140,439	$8,732,706

The following assets are amortized using the units-of-production method. Amounts reflect properties where mining or drilling operations have not yet commenced and therefore, are not being amortized for the years ended December 31, 2016 and 2015, respectively.

	December 31,
	2016	2015
Unproved gas properties	$1,116,282	$1,421,083
Coal properties	195,354	258,099
Leased coal lands	36,788	44,805
Airshafts	19,693	24,674
Coal advance mining royalties	16,270	21,544
Gas advance royalties	13,762	19,745
Mine development	7,771	7,930
Total	$1,405,920	$1,797,880

As of December 31, 2016 and 2015, plant and equipment includes gross assets under capital lease of $77,438 and $79,551, respectively. Included in Gas gathering equipment under the E&P division is a capital lease for the Jewell Ridge Pipeline of $66,919 at December 31, 2016 and 2015. The E&P division also maintains a capital lease for vehicles of $6,015 and $7,474 at December 31, 2016 and 2015, respectively, which is included in Other gas assets. At December 31, 2016 and 2015, the PA Mining segment maintains capital leases for vehicles of $2,525 and $1,923, respectively, which are included in Coal and other plant and equipment. At December 31, 2016 and 2015, the Other segment maintains capital leases for vehicles and computer equipment of $1,979 and $3,235, respectively, which are included in Coal and other plant and equipment. Accumulated amortization for capital leases was $51,213 and $46,503 at December 31, 2016 and 2015, respectively. Amortization expense for capital leases is included in Depreciation, Depletion and Amortization in the Consolidated Statements of Income. See Note 13–Leases for further discussion of capital leases.

Industry Participation Agreements

CONSOL Energy had two significant industry participation agreements (referred to as "joint ventures" or "JVs") that provided drilling and completion carries for the Company's retained interests.

CNX Gas Company is party to a joint development agreement with Hess Ohio Developments, LLC (Hess) with respect to approximately 155 thousand net Utica Shale acres in Ohio in which each party has a 50% undivided interest. Under the agreement, as amended, Hess was obligated to pay a total of approximately $335,000 in the form of a 50% drilling carry of certain CONSOL Energy working interest obligations as the acreage is developed. As of December 31, 2016, Hess' entire carry obligation has been met.

CNX Gas Company was party to a joint development agreement with Noble Energy, Inc. (Noble) with respect to approximately 700 thousand net Marcellus Shale oil and gas acres in West Virginia and Pennsylvania, in which each party owned a 50% undivided interest. On October 29, 2016, CNX Gas entered into an Exchange Agreement with Noble Energy, which terminated the joint development agreement related to the jointly owned gas assets held in connection with the joint venture with Noble and divided such jointly owned gas assets among CNX Gas and Noble Energy. The transactions contemplated by the Exchange Agreement was closed on December 1, 2016 with an effective date of October 1, 2016. As part of the exchange: each party will own and operate a 100% interest in its properties and wells in two separate operating areas; each party will have independent control and flexibility with respect to the scope and timing of future development over its operating area; and all acreage operated by CONSOL Energy and Noble Energy, Inc. in their respective operating areas will remain fully dedicated to CONE Midstream Partners LP. Cash proceeds of approximately $213,295 were received at closing and are included in cash flows from investing activities in the Consolidated Statements of Cash Flows. The exchange was accounted for as a mineral conveyance, thus no gain or loss was recorded in connection with the transaction.

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

The current facility contains a number of affirmative and negative covenants that limit the Company's ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends, merge with another corporation and amend, modify or restate the senior unsecured notes. In April 2016, the facility was amended to require that the Company must: (i) prepay outstanding loans under the revolving credit facility to the extent that cash on hand exceeds $150,000 for two consecutive business days; (ii) mortgage 85% of its proved reserves and 80% of its proved developed producing reserves, in each case, which are included in the borrowing base; (iii) maintain applicable deposit, securities and commodities accounts with the lenders or affiliates thereof; and (iv) enter into control agreements with respect to such applicable accounts. In addition, the Company pledged the equity interest it holds in CONE Gathering, LLC and CONE Midstream Partners, LP as collateral to secure loans under the credit agreement.

The facility also requires that CONSOL Energy maintains a minimum interest coverage ratio of no less than 2.50 to 1.00, which is calculated as the ratio of Adjusted EBITDA to cash interest expense of CONSOL Energy and certain of its subsidiaries, measured quarterly. CONSOL Energy must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding borrowings under the revolver, measured quarterly. At December 31, 2016, the interest coverage ratio was 3.49 to 1.00 and the current ratio was 2.59 to 1.00. Further, the credit facility allows unlimited investments in joint ventures for the development and operation of natural gas gathering systems and permits CONSOL Energy to separate its E&P and coal businesses if the leverage ratio (which is, essentially, the ratio of debt to EBITDA) of the E&P business immediately after the separation would not be greater than 2.75 to 1.00. The calculation of all of the ratios exclude CNX Coal Resources LP (CNXC).

At December 31, 2016, the $2,000,000 facility had no borrowings outstanding and $325,676 of letters of credit outstanding, leaving $1,674,324 of unused capacity. At December 31, 2015, the $2,000,000 facility had $952,000 of borrowings outstanding and $258,177 of letters of credit outstanding, leaving $789,823 of unused capacity.

NOTE 11—OTHER ACCRUED LIABILITIES:

	December 31,
	2016	2015
Gas derivatives	$231,573	$12,206
Subsidence liability	104,437	86,860
Royalties	44,657	38,707
Accrued interest	37,366	38,406
Accrued payroll & benefits	24,649	24,952
Accrued other taxes	20,679	10,927
Short-term incentive compensation	19,497	6,802
Deferred Revenue	18,211	11,557
Equipment leases	15,286	15,286
Other	59,025	60,052
Current portion of long-term liabilities:
Postretirement benefits other than pensions	42,001	46,105
Gas well closing	17,285	15,648
Mine closing	14,276	22,599
Workers' compensation	13,874	14,803
Pneumoconiosis benefits	10,763	9,382
Long-term disability	3,865	4,248
Salary retirement	2,904	2,772
Reclamation	—	515
Total Other Accrued Liabilities	$680,348	$421,827

NOTE 12—LONG-TERM DEBT:

	December 31,
	2016	2015
Debt:
Senior Notes due April 2022 at 5.875% (Principal of $1,850,000 plus Unamortized Premium of $4,731 and $5,617, respectively)	$1,854,731	$1,855,617
Senior Notes due April 2023 at 8.00% (Principal of $500,000 less Unamortized Discount of $5,656 and $6,561, respectively)	494,344	493,439
Revolving Credit Facility - CNX Coal Resources LP	201,000	185,000
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
Senior Notes due April 2020 at 8.25%, Issued at Par Value	74,470	74,470
Senior Notes due March 2021 at 6.375%, Issued at Par Value	20,611	20,611
Advance Royalty Commitments (7.73% and 16.35% Weighted Average Interest Rate, respectively)	2,678	3,964
Other Long-Term Note Maturing in 2018 (Principal of $1,789 and $3,096 less Unamortized Discount of $117 and $327, respectively)	1,672	2,769
Less: Unamortized Debt Issuance Costs	27,699	33,017
	2,724,672	2,705,718
Less: Amounts Due in One Year*	1,677	1,819
Long-Term Debt	$2,722,995	$2,703,899

*Excludes current portion of Capital Lease Obligations of $10,323 and $7,590 at December 31, 2016 and 2015, respectively.

Annual undiscounted maturities on long-term debt during the next five years and thereafter are as follows:

Year ended December 31,	Amount
2017	$1,804
2018	672
2019	292
2020	275,740
2021	20,861
Thereafter	2,454,043
Total Long-Term Debt Maturities	$2,753,412

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

In July 2015, CNXC entered into a Credit Agreement for a $400,000 revolving credit facility. As of December 31, 2016 and 2015, CNXC had $201,000 and $185,000 of borrowings outstanding on the facility, respectively. CONSOL Energy is not a guarantor of CNXC's revolving credit facility. See Note 25 - Related Party Transactions for more information.

NOTE 13—LEASES:
CONSOL Energy uses various leased facilities and equipment in its operations. Future minimum lease payments under capital and operating leases, together with the present value of the net minimum capital lease payments, at December 31, 2016 are as follows:

	Capital	Operating
	Leases	Leases
Year Ended December 31,
2017	$13,237	$103,325
2018	12,442	64,520
2019	11,977	37,272
2020	11,007	27,722
2021	8,959	26,816
Thereafter	—	80,692
Total minimum lease payments	$57,622	$340,347
Less amount representing interest (2.00% – 7.36%)	8,225
Present value of minimum lease payments	49,397
Less amount due in one year	10,323
Total Long-Term Capital Lease Obligation	$39,074

Rental expense under operating leases was $108,698, $109,789, and $111,257 for the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016, certain of the above capital leases for mining equipment are subleased to a third-party. The following represents the minimum payments including interest for those capital subleases:

2017	2018	2019	2020	2021	Thereafter	Total
$3,699	$3,699	$3,699	$3,699	$2,157	$—	$16,953

At December 31, 2016, certain of the above operating leases for mining equipment are subleased to third-parties. The following represents the minimum rental payments for those operating subleases:

2017	2018	2019	2020	2021	Thereafter	Total
$40,299	$13,819	$6,909	$—	$—	$—	$61,027

CONSOL Energy leases certain owned mining equipment to a third-party under operating leases. The owned equipment included in gross property, plant and equipment was $26,005, with $15,603 accumulated depreciation at December 31, 2016.

At December 31, 2016, scheduled minimum rental payments for operating leases related to this equipment were as follows:

2017	2018	2019	2020	2021	Thereafter	Total
$4,496	$2,992	$1,701	$627	$—	$—	$9,816

NOTE 14—PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:
Pension:

CONSOL Energy has non-contributory defined benefit retirement plans. Effective December 31, 2015, CONSOL Energy's qualified defined benefit retirement plan was frozen. The benefits for these plans are based primarily on years of service and employees' pay. CONSOL Energy's qualified pension plan allows for lump-sum distributions of benefits earned up until December 31, 2005, at the employees' election.

On September 30, 2014, the qualified pension plan was remeasured to reflect an announced plan amendment that reduced future accruals of pension benefits as of January 1, 2015. The plan amendment called for a hard freeze of the qualified defined benefit pension plan on January 1, 2015 for employees who were under age 40 or had less than 10 years of service as of September 30, 2014. Employees who were age 40 or over and had at least 10 years of service continued in the defined benefit pension plan unchanged. The modifications to the pension plan resulted in a $21,624 reduction in the pension liability.

On August 31, 2015, the qualified pension plan was remeasured to reflect an announced plan amendment that reduced accruals of pension benefits as of January 1, 2016. The plan amendment called for a hard freeze of the qualified defined benefit pension plan on January 1, 2016 for all remaining participants in the plan. The modifications to the pension plan resulted in a $26,352 reduction in the pension liability. The amendment resulted in a remeasurement of the qualified pension plan at August 31, 2015, which increased the pension liability by $17,793.

In the third quarter of 2015, CONSOL Energy remeasured its pension plan as a result of the previously discussed plan amendment. In conjunction with this remeasurement, the method used to estimate the service and interest components of net periodic benefit cost for pension was changed. This change was also made to other postretirement benefits in the fourth quarter during the annual remeasurement of that plan. This change, compared to the previous method, resulted in a decrease in the service and interest components for pension cost in the third quarter. Historically, CONSOL Energy estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. CONSOL Energy has elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. This change was made to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change is immaterial to CONSOL's financial statements. CONSOL Energy has accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and, accordingly, accounted for it prospectively.

According to the Defined Benefit Plans Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification, if the lump sum distributions made during a plan year, which for CONSOL Energy is January 1 to December 31, exceed the total of the projected service cost and interest cost for the plan year, settlement accounting is required. Lump sum payments exceeded this threshold during the years ended December 31, 2016, 2015, and 2014. Accordingly, CONSOL Energy recognized settlement expense of $22,196, $19,053, and $29,095 for the years ended December 31, 2016, 2015 and 2014 respectively, in Other Costs - Miscellaneous Operating Expense in the Consolidated Statements of Income. The settlement charges resulted in remeasurements of the pension plan during 2016, 2015 and 2014.

Other Postretirement Benefit Plans:

Certain subsidiaries of CONSOL Energy provide medical and prescription drug benefits to retired employees covered by the Coal Industry Retiree Health Benefit Act of 1992 (the Coal Act). Represented hourly employees are eligible to participate based upon the terms of the National Bituminous Coal Wage Agreement of 2011.

On September 30, 2014, the Salaried OPEB plan and Production and Maintenance (P&M) OPEB plans were remeasured to reflect an announced plan amendment that reduced retiree medical and life insurance benefits as of September 30, 2014. Effective September 30, 2014, no retiree medical, prescription drug or life benefits were to be provided to active employees. Salaried and P&M retirees as of September 30, 2014 were to continue in the OPEB plans for a maximum period up to December 31, 2019 and coverage thereafter was eliminated (see below for information on an additional amendment made to these plans in 2015). The Company elected to make cash transition payments totaling approximately $46,282 to the active employees whose retiree medical, prescription drug and life insurance benefits were eliminated by the changes to the OPEB plans. These cash payments are not considered to be post-retirement benefits, and as such, they are not reflected in the actuarial calculations related to the OPEB plans. The amendment to the OPEB plans resulted in a $315,439 reduction in the OPEB liability and a curtailment gain of $35,633.

On May 31, 2015, the Salaried OPEB and P&M OPEB plans were remeasured to reflect another plan amendment which eliminated Salaried and P&M OPEB benefits at December 31, 2015. The amendment to the OPEB plans resulted in a $43,598 reduction in the OPEB liability. The amendment also resulted in a remeasurement of the OPEB plan at May 31, 2015, which decreased the liability by $1,070. CONSOL Energy recognized income of $235,541 related to amortization of prior service credit, coupled with recognition of actuarial losses in PA Mining Operations Costs - Operating and Other Costs and Other Costs - Miscellaneous Operating Expense in the Consolidated Statements of Income for the year ended December 31, 2015 as a result of the changes made to the Salaried and P&M OPEB plans.
The Company will incur savings from cost containment changes related to pharmacy benefits, which were implemented on January 1, 2017, and increased member responsibility when using out-of-network providers and facilities, which will be implemented on March 27, 2017. These plan amendments resulted in a $28,164 reduction in the OPEB liability during the year ended December 31, 2016.
The reconciliation of changes in the benefit obligation, plan assets and funded status of these plans at December 31, 2016 and 2015 is as follows:

	Pension Benefits		Other Postretirement Benefits
	at December 31,		at December 31,
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of period	$763,407	$870,471	$671,755	$760,959
Service cost	1,927	8,653	—	—
Interest cost	25,491	32,095	24,241	27,238
Actuarial loss (gain)	46,962	(39,563)	77,640	(9,224)
Plan amendments	—	—	(28,164)	(43,598)
Plan transfer*	—	—	—	(5,242)
Plan curtailments	—	(26,352)	—	—
Plan settlements	(54,197)	(51,497)	—	—
Participant contributions	—	—	—	1,649
Benefits and other payments	(35,709)	(30,400)	(45,387)	(60,027)
Benefit obligation at end of period	$747,881	$763,407	$700,085	$671,755

Change in plan assets:
Fair value of plan assets at beginning of period	$669,039	$751,176	$—	$—
Actual return (loss) on plan assets	50,575	(9,293)	—	—
Company contributions	2,726	9,053	45,387	58,378
Participant contributions	—	—	—	1,649
Benefits and other payments	(35,709)	(30,400)	(45,387)	(60,027)
Plan settlements	(54,197)	(51,497)	—	—
Fair value of plan assets at end of period	$632,434	$669,039	$—	$—

Funded status:
Current liabilities	$(2,904)	$(2,772)	$(40,611)	$(40,863)
Noncurrent liabilities	(112,543)	(91,596)	(659,474)	(630,892)
Net obligation recognized	$(115,447)	$(94,368)	$(700,085)	$(671,755)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$299,865	$288,695	$426,392	$367,920
Prior service credit	(1,611)	(2,201)	(28,164)	—
Net amount recognized (before tax effect)	$298,254	$286,494	$398,228	$367,920

*The plan transfer relates to the IBNR (incurred but not reported) costs associated with the terminated Salaried and P&M OPEB plans. These costs are now included in Other Accrued Liabilities in the Consolidated Balance Sheets.

The components of net periodic benefit costs are as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Years Ended December 31,			For the Years Ended December 31,
	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$1,927	$8,653	$17,187	$—	$—	$7,089
Interest cost	25,491	32,095	35,363	24,241	27,238	44,177
Expected return on plan assets	(46,674)	(51,528)	(51,400)	—	—	—
Amortization of prior service credits	(590)	(666)	(1,217)	—	(336,327)	(21,163)
Recognized net actuarial loss	9,694	21,519	23,927	19,168	102,875	28,682
Curtailment loss (gain)	—	5	(549)	—	—	(35,633)
Settlement loss (gain)	22,196	19,053	29,095	—	(8,932)	—
Net periodic benefit cost (credit)	$12,044	$29,131	$52,406	$43,409	$(215,146)	$23,152

Amounts included in accumulated other comprehensive loss which are expected to be recognized in 2017 net periodic benefit costs:

		Other
	Pension	Postretirement
	Benefits	Benefits
Prior service credit recognition	$(590)	$(2,405)
Actuarial loss recognition	$9,403	$23,112

CONSOL Energy utilizes a corridor approach to amortize actuarial gains and losses that have been accumulated under the Pension Plan. Cumulative gains and losses that are in excess of 10% of the greater of either the projected benefit obligation (PBO) or the market-related value of plan assets are amortized over the expected remaining future lifetime of all plan participants for the Pension plan.

CONSOL Energy also utilizes a corridor approach to amortize actuarial gains and losses that have been accumulated under the OPEB Plan. Cumulative gains and losses that are in excess of 10% of the greater of either the accumulated postretirement benefit obligation (APBO) or the market-related value of plan assets are amortized over the average future remaining lifetime of the current inactive population for the OPEB plan.

The following table provides information related to pension plans with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2016	2015
Projected benefit obligation	$747,881	$763,407
Accumulated benefit obligation	$745,793	$761,124
Fair value of plan assets	$632,434	$669,039

Assumptions:

The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits		Other Postretirement Benefits
	For the Year Ended		For the Year Ended
	December 31,		December 31,
	2016	2015	2016	2015
Discount rate	4.31%	4.50%	4.22%	4.50%
Rate of compensation increase	3.90%	3.80%	—	—

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

The weighted-average assumptions used to determine net periodic benefit costs are as follows:

	Pension Benefits at			Other Postretirement Benefits at
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
Discount rate	4.52%	4.07%	4.87%	4.50%	4.03%	4.88%
Expected long-term return on plan assets	7.25%	7.75%	7.75%	—	—	—
Rate of compensation increase	3.80%	3.80%	4.21%	—	—	—

The long-term rate of return is the sum of the portion of total assets in each asset class held multiplied by the expected return for that class, adjusted for expected expenses to be paid from the assets. The expected return for each class is determined using the plan asset allocation at the measurement date and a distribution of compound average returns over a twenty year time horizon. The model uses asset class returns, variances and correlation assumptions to produce the expected return for each portfolio. The return assumptions used forward-looking gross returns influenced by the current Treasury yield curve. These returns recognize current bond yields, corporate bond spreads and equity risk premiums based on current market conditions.
The assumed health care cost trend rates are as follows:

	At December 31,
	2016	2015	2014
Health care cost trend rate for next year	6.31%	6.49%	6.03%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2038	2038	2026

Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$3,659	$(3,053)
Effect on accumulated postretirement benefit obligation	$84,381	$(71,751)

Plan Assets:

The Company’s overall investment strategy is to meet current and future benefit payment needs through diversification across asset classes, fund strategies and fund managers to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation. Consistent with the objectives of the Trust and in consideration of the Trust’s current funded status and the current level of market interest rates, the Retirement Board has approved an asset allocation strategy that will change over time in response to future improvements in the Trust’s funded status and/or changes in market interest rates. Such changes in asset allocation strategy are intended to allocate additional assets to the fixed income asset class should the Trust’s funded status improve. In this framework, the current target allocation for plan assets are 26% U.S. equity securities, 16.5% non-U.S. equity securities, 7.5% global equity securities and 50% fixed income. Both the equity and fixed income portfolios are comprised of both active and passive investment strategies. The Trust is primarily invested in Mercer Common Collective Trusts. Equity securities consist of investments in large and mid/small cap companies with non-U.S. equities being derived from both developed and emerging markets. Fixed income securities consist of U.S. as well as international instruments, including emerging markets. The core domestic fixed income portfolios invest in government, corporate, asset-backed securities and mortgage-backed obligations. The average quality of the fixed income portfolio must be rated at least “investment grade” by nationally recognized rating agencies. Within the fixed income asset class, investments are invested primarily across various strategies such that its overall profile strongly correlates with the interest rate sensitivity of the Trust’s liabilities in order to reduce the volatility resulting from the risk of changes in interest rates and the impact of such changes on the Trust’s overall financial status. Derivatives, interest rate swaps, options and futures are permitted investments for the purpose of reducing risk and to extend the duration of the overall fixed income portfolio; however, they may not be used for speculative purposes. All or a portion of the assets may be invested in mutual funds or other commingled vehicles so long as the pooled investment funds have an adequate asset base relative to their asset class; are invested in a diversified manner; and have management and/or oversight by an Investment Advisor registered with the SEC. The Retirement Board, as appointed by the CONSOL Energy Board of Directors, reviews the investment program on an ongoing basis including asset performance, current trends and developments in capital markets, changes in Trust liabilities and ongoing appropriateness of the overall investment policy.

In May 2015, the FASB issued an Accounting Standards Update that removes the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value practical expedient provided by Accounting Standards Codification 820, Fair Value Measurement. This new guidance is effective for public entities for fiscal years beginning after December 15, 2015. In accordance with this Update, certain investments in 2016 and 2015 that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified as Level 1, 2 or 3 in the below fair value hierarchy but are included in the total.
The fair values of plan assets at December 31, 2016 and 2015 by asset category are as follows:

	Fair Value Measurements at December 31, 2016				Fair Value Measurements at December 31, 2015
		Quoted				Quoted
		Prices in				Prices in
		Active				Active
		Markets for	Significant	Significant		Markets for	Significant	Significant
		Identical	Observable	Unobservable		Identical	Observable	Unobservable
		Assets	Inputs	Inputs		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash/Accrued Income	$639	$639	$—	$—	$631	$631	$—	$—
US Equities (a)	11	11	—	—	10	10	—	—
Mercer Common Collective Trusts (b)	631,784	—	—	—	668,398	—	—	—
Total	$632,434	$650	$—	$—	$669,039	$641	$—	$—
__________

(a)	This category includes investments in US common stocks and corporate debt.

(b)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.

There are no investments in CONSOL Energy stock held by these plans at December 31, 2016 or 2015.
There are no assets in the other postretirement benefit plans at December 31, 2016 or 2015.

Cash Flows:

If necessary, CONSOL Energy intends to contribute to the pension trust using prudent funding methods. However, the Company does not expect to contribute to the pension plan trust in 2017. Pension benefit payments are primarily funded from the trust. CONSOL Energy expects to pay benefits of $2,904 from the non-qualified pension plan in 2017. CONSOL Energy does not expect to contribute to the other postemployment plan in 2017 and intends to pay benefit claims as they are due.
The following benefit payments, reflecting expected future service, are expected to be paid:

		Other
	Pension	Postretirement
	Benefits	Benefits
2017	$47,374	$40,611
2018	$47,100	$43,829
2019	$46,211	$43,932
2020	$45,773	$44,136
2021	$44,206	$44,233
Year 2022-2026	$223,745	$215,248
NOTE 15—COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION:
Under the Federal Coal Mine Health and Safety Act of 1969, as amended, CONSOL Energy is responsible for medical and disability benefits to employees and their dependents resulting from occurrences of coal workers' pneumoconiosis disease. CONSOL Energy is also responsible under various state statutes for pneumoconiosis benefits. CONSOL Energy primarily provides for these claims through a self-insurance program. The calculation of the actuarial present value of the estimated pneumoconiosis obligation is based on an annual actuarial study by independent actuaries and uses assumptions regarding disability incidence, medical costs, indemnity levels, mortality, death benefits, dependents and interest rates which are derived from actual company experience and outside sources. Recent legislative changes have not been favorable for CWP. Although these changes have not had a significant impact on the liability, CONSOL has noticed an increase in claims. Actuarial gains or losses can result from differences in incident rates and severity of claims filed as compared to original assumptions.
CONSOL Energy must also compensate individuals who sustain employment-related physical injuries or some types of occupational diseases and, on some occasions, for costs of their rehabilitation. Workers' compensation laws will also compensate survivors of workers who suffer employment-related deaths. Workers' compensation laws are administered by state agencies, and each state has its own set of rules and regulations regarding compensation that is owed to an employee that is injured in the course of employment. CONSOL Energy primarily provides for these claims through a self-insurance program. CONSOL Energy recognizes an actuarial present value of the estimated workers' compensation obligation calculated by independent actuaries. The calculation is based on claims filed and an estimate of claims incurred but not yet reported as well as various assumptions, including discount rate, future healthcare trend rate, benefit duration and recurrence of injuries. Actuarial gains or losses associated with workers' compensation have resulted from discount rate changes and differences in claims experience and incident rates as compared to prior assumptions.

	CWP		Workers' Compensation
	at December 31,		at December 31,
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of period	$122,503	$126,098	$83,165	$89,741
State administrative fees and insurance bond premiums	—	—	3,265	3,581
Service cost	4,327	6,491	7,618	9,389
Interest cost	4,283	5,116	2,550	3,195
Actuarial loss (gain)	439	(5,089)	123	(4,089)
Benefits paid	(11,409)	(10,113)	(17,028)	(18,999)
Curtailment gain	(1,307)	—	—	—
Settlements	—	—	—	347
Benefit obligation at end of period	$118,836	$122,503	$79,693	$83,165

Current assets	$—	$—	$1,458	$1,450
Current liabilities	(10,763)	(9,471)	(13,874)	(14,803)
Noncurrent liabilities	(108,073)	(113,032)	(67,277)	(69,812)
Net obligation recognized	$(118,836)	$(122,503)	$(79,693)	$(83,165)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$(62,714)	$(68,101)	$(12,914)	$(13,440)
Net amount recognized (before tax effect)	$(62,714)	$(68,101)	$(12,914)	$(13,440)
The components of the net periodic cost are as follows:

	CWP			Workers’ Compensation
	For the Years Ended			For the Years Ended
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
Service cost	$4,327	$6,491	$5,674	$7,618	$9,389	$9,781
Interest cost	4,283	5,116	5,537	2,550	3,195	3,577
Recognized net actuarial gain	(4,948)	(5,576)	(6,196)	(403)	(31)	(382)
State administrative fees and insurance bond premiums	—	—	—	3,265	3,581	3,352
Curtailment gain	(1,307)	—	—	—	—	—
Settlement gain	—	—	—	—	—	—
Net periodic cost	$2,355	$6,031	$5,015	$13,030	$16,134	$16,328
(Income) expense attributable to discontinued operations included in the CWP net periodic cost was $(1,290), $297 and $87 for the years ended December 31, 2016, 2015 and 2014, respectively.
On March 31, 2016, CONSOL Energy completed the sale of its membership interests in BMC (see Note 2 - Discontinued Operations). As a result of the sale, certain obligations of the CWP plan were transferred to the buyer. This transfer triggered a curtailment gain of $1,307. The curtailment resulted in a plan remeasurement increasing plan liabilities by $7,713 at March 31, 2016.

The following are amounts included in accumulated other comprehensive income that are expected to be recognized in 2017 net periodic benefit costs:

		Workers'
	CWP	Compensation
	Benefits	Benefits
Actuarial gain recognition	$(7,631)	$(610)

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
Assumptions:
The weighted-average discount rates used to determine benefit obligations and net periodic cost (benefit) are as follows:

	CWP			Workers' Compensation
	For the Years Ended			For the Years Ended
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
Benefit obligations	4.40%	4.60%	4.21%	4.05%	4.26%	3.84%
Net periodic cost	4.60%	4.21%	4.75%	4.26%	3.84%	4.57%

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

Cash Flows:
CONSOL Energy does not intend to make contributions to the CWP or Workers' Compensation plans in 2017, but it intends to pay benefit claims as they become due.
The following benefit payments, which reflect expected future claims as appropriate, are expected to be paid:

		Workers' Compensation
	CWP	Total	Actuarial	Other
	Benefits	Benefits	Benefits	Benefits
2017	$10,763	$15,897	$12,416	$3,481
2018	$8,417	$15,193	$11,625	$3,568
2019	$7,606	$15,061	$11,404	$3,657
2020	$7,137	$15,044	$11,295	$3,749
2021	$6,963	$15,056	$11,214	$3,842
Year 2022-2026	$35,714	$76,577	$55,876	$20,701

NOTE 16—OTHER EMPLOYEE BENEFIT PLANS:
UMWA Benefit Trusts:
The Coal Act created two multi-employer benefit plans: (1) the United Mine Workers of America Combined Benefit Fund (the Combined Fund) into which the former UMWA Benefit Trusts were merged, and (2) the United Mine Workers of America 1992 Benefit Plan (1992 Benefit Plan). CONSOL Energy accounts for required contributions to these multi-employer trusts as expense when incurred.

The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The 1992 Benefit Plan provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993, and for those who retired between July 20, 1992 and September 30, 1994. The Coal Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Coal Act. The Coal Act requires that responsibility for funding the benefits to be paid to beneficiaries be assigned to their former signatory employers or related companies. This cost is recognized when contributions are assessed. CONSOL Energy's total contributions under the Coal Act were $8,455, $9,239 and $10,121 for the years ended December 31, 2016, 2015 and 2014, respectively. Based on available information at December 31, 2016, CONSOL Energy's obligation for the Combined Fund and 1992 Benefit Plans is estimated to be approximately $93,795.

Pursuant to the provisions of the Tax Relief and Healthcare Act of 2006 (the 2006 Act) and the 1992 Benefit Plan, CONSOL Energy is required to provide security in an amount based on the annual cost of providing health care benefits for all individuals receiving benefits from the 1992 Benefit Plan who are attributable to CONSOL Energy, plus all individuals receiving benefits from an individual employer plan maintained by CONSOL Energy who are entitled to receive such benefits. In accordance with the terms of the 2006 Act and the 1992 Benefit Plan, CONSOL Energy must secure its obligations by posting letters of credit, which were $19,170, $21,473 and $21,394 at December 31, 2016, 2015 and 2014, respectively. The 2016, 2015 and 2014 security amounts were based on the annual cost of providing health care benefits and included a reduction in the number of eligible employees.
Investment Plan:
CONSOL Energy has an investment plan available to most non-represented employees. Throughout the year ended December 31, 2016, the Company's matching contribution was 6% of eligible compensation contributed by eligible employees. In conjunction with the qualified pension plan changes in 2015, the Company contributed an additional 3% of eligible compensation into the 401(k) plan accounts for employees hired or rehired on or after October 1, 2014 or who were under age 40 or had less than 10 years of service with the Company as of September 30, 2014. This additional contribution was eliminated on January 1, 2016. The Company may also make discretionary contributions to the Plan ranging from 1% to 6% (1% to 4% prior to January 1, 2016) of eligible compensation for eligible employees (as defined by the Plan). Discretionary contributions made by the Company were $12,260 for the year ended December 31, 2016. There were no such discretionary contributions made by the Company for the years ended December 31, 2015 and 2014. Total payments and costs were $20,784, $20,058 and $18,341 for the years ended December 31, 2016, 2015 and 2014, respectively.
Long-Term Disability:
CONSOL Energy has a Long-Term Disability Plan available to all eligible full-time salaried employees. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled.

	For the Years Ended
	December 31,
	2016	2015	2014
Benefit cost	$2,128	$2,619	$2,213
Discount rate assumption used to determine net periodic benefit costs	3.71%	3.18%	3.53%
Liabilities incurred under the Long-Term Disability Plan are included in Other Accrued Liabilities and Deferred Credits and Other Liabilities–Other in the Consolidated Balance Sheets and amounted to a combined total of $19,144 and $19,789 at December 31, 2016 and 2015, respectively.

NOTE 17—STOCK-BASED COMPENSATION:
CONSOL Energy adopted the CONSOL Energy Inc. Equity Incentive Plan (the Equity Incentive Plan) on April 7, 1999. The Equity Incentive Plan provides for grants of stock-based awards to key employees and to non-employee directors. Amendments to the Equity Incentive Plan have been adopted and approved by the Board of Directors and the Company's Shareholders since the commencement of the plan. Most recently, in May 2016, the Board of Directors and the Company's Shareholders adopted and approved a 10,550,000 increase to the total number of shares available for issuance, which brought the total number of shares of common stock that can be covered by grants to 42,350,000. At December 31, 2016, 8,733,169 shares of common stock remain available for all awards. The Equity Incentive Plan provides that the aggregate number of shares available for issuance will be reduced by one share for each share issued in settlement of stock options and by 1.62 for each share issued in settlement of Performance Share Units (PSUs) or Restricted Stock Units (RSUs). No award of stock options may be exercised under the Equity Incentive Plan after the tenth anniversary of the effective date of the award.
For only those shares expected to vest, CONSOL Energy recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term. Awards granted in 2014 vest immediately if granted to retiree-eligible employees who are aged 62 and older. Awards granted in 2014 vest at the end of one year when granted to employees aged 55 to 62 and who have also completed ten years of service. Awards granted in 2014 vest over a three-year term at 33% per year for all other employees. Awards granted in 2015 vest over a three-year term at 33% per year. Options and RSUs granted in 2016 vest over a three-year term at 33% per year. Performance share units granted in 2016 vest over a five-year term at 20% per year subject to performance conditions. If an employee leaves the Company, all unvested shares are forfeited. The vesting of all awards will accelerate in the event of death and disability and may accelerate upon a change in control of CONSOL Energy. See each specific award section for special vesting terms related to non-employee directors and other specific awards. The total stock-based compensation expense recognized during the years ended December 31, 2016, 2015 and 2014 was $31,483, $24,513 and $41,877, respectively. The related deferred tax benefit totaled $11,255, $9,229 and $15,243, for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, CONSOL Energy has $40,234 of unrecognized compensation cost related to all nonvested stock-based compensation awards, which is expected to be recognized over a weighted-average period of 2.73 years. When stock options are exercised and restricted and performance stock unit awards become vested, the issuances are made from CONSOL Energy's common stock shares.
Stock Options:
CONSOL Energy examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, CONSOL Energy identified two distinct employee populations and used the Black-Scholes option pricing model to value the options for each of the employee populations. The expected term computation presented in the table below is based upon a weighted average of the historical exercise patterns and post-vesting termination behavior of the two populations. The risk-free interest rate was determined for each vesting tranche of an award based upon the calculated yield on U.S. Treasury obligations for the expected term of the award. The expected forfeiture rate is based upon historical forfeiture activity. A combination of historical and implied volatility is used to determine expected volatility and future stock price trends. The total fair value of options granted during the year ended December 31, 2016 was $19,305, based on the following assumptions and weighted average fair values:

December 31,
2016
Weighted average fair value of grants	$5.73
Risk-free interest rate	1.13%
Expected dividend yield	0.27%
Expected forfeiture rate	2.00%
Expected volatility	61.09%
Expected term in years	4.90
CONSOL Energy did not grant stock option awards during the years ended December 31, 2015 or 2014.

A summary of the status of stock options granted is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term (in	Value (in
	Shares	Price	years)	thousands)
Balance at December 31, 2015	3,621,002	$43.15
Granted	3,369,197	$4.22
Exercised	—	—
Forfeited	(781,386)	$36.32
Balance at December 31, 2016	6,208,813	$22.88	6.02	$—
Vested	2,990,263	$43.12	2.57	$—
Exercisable at December 31, 2016	2,990,263	$43.12	2.57	$—
At December 31, 2016, there are 5,888,075 employee stock options outstanding under the Equity Incentive Plan. Non-employee director stock options vest one year after the grant date. There are 320,738 fully vested stock options outstanding under these grants.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between CONSOL Energy's closing stock price on the last trading day of the year ended December 31, 2016 and the option's exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. This amount varies based on the fair market value of CONSOL Energy's stock. No options were exercised during the year ended December 31, 2016. The total intrinsic value of options exercised for the years ended December 31, 2015 and 2014 was $2,744 and $14,545, respectively.
Cash received from option exercises for the years ended December 31, 2015 and 2014 was $8,281 and $15,011, respectively. The tax impact from option exercises totaled $208 and $2,629 for the years ended December 31, 2015 and 2014, respectively. This excess tax benefit is included in cash flows from financing activities in the Consolidated Statements of Cash Flows.
Restricted Stock Units:
Under the Equity Incentive Plan, CONSOL Energy grants certain employees and non-employee directors restricted stock unit awards, which entitle the holder to shares of common stock as the award vests. Non-employee director restricted stock units vest at the end of one year. In 2014, restricted stock units were granted that will vest over a five year period unless certain market conditions are met, in which the award will accelerate. Compensation expense is recognized over the vesting period of the units, described above. The total fair value of restricted stock units granted during the years ended December 31, 2016, 2015 and 2014 was $493, $26,550 and $31,360, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2016, 2015 and 2014 was $19,095, $20,793 and $15,686, respectively. The following table represents the nonvested restricted stock units and their corresponding fair value (based upon the closing share price) at the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2015	1,303,573	$32.60
Granted	27,379	$17.99
Vested	(579,246)	$32.97
Forfeited	(88,703)	$30.42
Nonvested at December 31, 2016	663,003	$31.97
Performance Share Units:
Under the Equity Incentive Plan, CONSOL Energy grants certain employees performance share unit awards, which entitle the holder to shares of common stock subject to the achievement of certain market and performance goals. Compensation expense is recognized over the performance measurement period of the units in accordance with the provisions of the Stock Compensation Topic of the FASB Accounting Standards Codification for awards with market and performance vesting conditions. For the PSUs issued in 2014 and 2015, achievement of the market goals is not probable, but achievement of the performance goals is probable.

Achievement of the market goals is probable for the first tranche of the PSUs issued in 2016. The total fair value of performance share units granted during the years ended December 31, 2016, 2015 and 2014 was $24,283, $18,771 and $11,853, respectively. No performance share units vested during the year ended December 31, 2016. The total fair value of performance share units vested during the years ended December 31, 2015 and 2014 was $20,083 and $18,759, respectively. The following table represents the nonvested performance share units and their corresponding fair value (based upon the closing share price) on the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2015	491,493	$27.83
Granted	950,404	$25.55
Vested	—	—
Forfeited	(17,346)	$19.62
Nonvested at December 31, 2016	1,424,551	$26.41
Performance Options:
Under the Equity Incentive Plan in 2010, CONSOL Energy granted certain employees performance options, which entitled the holder to shares of common stock subject to the achievement of certain performance goals. Compensation expense was recognized over the vesting period of the options, described above. The Black-Scholes option valuation model was used to value each tranche separately. No performance options were granted in 2016, 2015, or 2014. No performance options vested in 2016 or 2015. The total fair value of performance options vested during the year ended December 31, 2014 was $4,949. A summary of the status of performance options granted is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term (in	Value (in
	Shares	Price	years)	thousands)
Balance at December 31, 2015	802,804	$45.05
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at December 31, 2016	802,804	$45.05	3.42	$—
Vested	802,804	$45.05	3.42	$—
Exercisable at December 31, 2016	802,804	$45.05	3.42	$—
CONSOL Stock Units:

Under the Equity Incentive Plan in 2013, CONSOL Energy granted certain employees CONSOL Stock Unit Awards, which entitled the holder to shares of common stock subject to the achievement of certain market and performance goals. Compensation expense was recognized over the performance measurement period of the units in accordance with the provisions of the Stock Compensation Topic of the FASB Accounting Standards Codification for awards with market and performance vesting conditions. CONSOL Energy used the Monte Carlo methodology to estimate the fair value of the CONSOL Stock Units. The achievement of the market and performance goals was not attained and therefore, all shares were forfeited in 2016. No CONSOL Stock Units were granted in 2016. The total fair value of CONSOL Stock Units granted during the years ended December 31, 2015 and 2014 was $110 and $189 respectively. The following table represents the nonvested CONSOL Stock Unit awards and their corresponding fair value at the grant date:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2015	803,998	$33.68
Granted	—	—
Forfeited	(803,998)	$33.68
Nonvested at December 31, 2016	—	—

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION:
The following are non-cash transactions that impact the investing and financing activities of CONSOL Energy. For non-cash transactions that relate to acquisitions and dispositions, see Note 2 - Discontinued Operations and Note - 3 Acquisitions and Dispositions.
CONSOL Energy obtains capital lease arrangements for company-used vehicles. For the years ended December 31, 2016, 2015 and 2014, CONSOL Energy entered into non-cash capital lease arrangements of $55, $4,973 and $1,540, respectively.

As of December 31, 2016, 2015 and 2014, CONSOL Energy purchased goods and services related to capital projects in the amount of $6,706, $24,347 and $68,800, respectively, which are included in accounts payable.

The following table shows cash paid (received) during the year for:

	For the Years Ended December 31,
	2016	2015	2014
Interest (net of amounts capitalized)	$186,924	$207,094	$233,631
Income taxes	$(18,032)	$(59,584)	$(81,962)
NOTE 19—CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:
CONSOL Energy markets natural gas primarily to gas wholesalers and thermal coal principally to electric utilities in the United States.
Concentration of credit risk is summarized below:

	December 31,
	2016	2015
Gas wholesalers	$124,509	$72,664
Thermal coal utilities	62,525	58,281
Coal brokers and distributors	28,955	14,435
Other	4,233	6,003
Total Accounts Receivable Trade	$220,222	$151,383
No sales to any E&P or coal customer exceeded 10% of the Company's revenues during the year ended December 31, 2016.
During the year ended December 31, 2015, coal sales to Duke Energy were $242,020, which comprised over 10% of the Company's revenues.
During the year ended December 31, 2014, E&P sales to NJR Energy Services Company were $295,779, which comprised over 10% of the Company's revenues.

NOTE 20—FAIR VALUE OF FINANCIAL INSTRUMENTS:
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
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2016			Fair Value Measurements at December 31, 2015
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Gas Derivatives	$—	$(188,156)	$—	$—	$266,558	$—
Murray Energy Guarantees	$—	$—	$(1,362)	$—	$—	$(1,228)
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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$60,475	$60,475	$72,574	$72,574
Short-Term Notes Payable	$—	$—	$952,000	$952,000
Long-Term Debt	$2,752,371	$2,717,582	$2,738,735	$1,808,936
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

NOTE 21—DERIVATIVE INSTRUMENTS:

CONSOL Energy enters into financial derivative instruments to manage its exposure to commodity price volatility. CONSOL Energy de-designated all of its cash flow hedges on December 31, 2014 and accounts for all existing and future gas and NGL commodity hedges on a mark-to-market basis with changes in fair value recorded in current period earnings. In connection with this de-designation, CONSOL Energy froze the balances recorded in Accumulated Other Comprehensive Income at December 31, 2014 and reclassified balances to earnings as the underlying physical transactions occurred. As of December 31, 2016, all gains deferred in OCI have been recognized in earnings.

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

The total notional amounts of production of CONSOL Energy's derivative instruments at December 31, 2016 and December 31, 2015 were as follows:

	December 31,		Forecasted to
	2016	2015	Settle Through
Natural Gas Commodity Swaps (Bcf)	744.7	456.1	2021
Natural Gas Basis Swaps (Bcf)	482.0	124.4	2020
Propane Commodity Swaps (Mbbls)	126.0	—	2017

The gross fair value of CONSOL Energy's derivative instruments at December 31, 2016 and December 31, 2015 were as follows:

Asset Derivative Instruments			Liability Derivative Instruments
	December 31,			December 31,
	2016	2015		2016	2015
Commodity Swaps:
Prepaid Expense	$16	$234,409	Other Accrued Liabilities	$209,980	$—
Other Assets	29,596	44,539	Other Liabilities	67,139	5,137
Total Asset	$29,612	$278,948	Total Liability	$277,119	$5,137

Basis Only Swaps:
Prepaid Expense	$56,916	$5,429	Other Accrued Liabilities	$21,593	$12,206
Other Assets	35,603	1,093	Other Liabilities	11,575	1,569
Total Asset	$92,519	$6,522	Total Liability	$33,168	$13,775

The effect of derivative instruments on CONSOL Energy's Consolidated Statements of Income was as follows:

	Year Ended December 31,
	2016	2015	2014
Cash Received (Paid) in Settlement of Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	$225,797	$193,976	$19,025
Propane	(650)	—	—
Natural Gas Basis Swaps	20,065	2,372	—
Total Cash Received in Settlement of Commodity Derivative Instruments	245,212	196,348	19,025

Unrealized (Loss) Gain on Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	(520,170)	81,142	—
Propane	(1,148)	—	—
Natural Gas Basis Swaps	66,604	(7,653)	—
Reclassified from Accumulated OCI	68,481	123,105	—
Gain Recognized for Ineffectiveness*	—	—	4,168
Total Unrealized (Loss) Gain on Commodity Derivative Instruments	(386,233)	196,594	4,168

(Loss) Gain on Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	$(294,373)	$275,118	$19,025
Propane	(1,798)	—	—
Natural Gas Basis Swaps	86,669	(5,281)	—
Reclassified from Accumulated OCI	68,481	123,105	—
Gain Recognized for Ineffectiveness*	—	—	4,168
Total (Loss) Gain on Commodity Derivative Instruments	$(141,021)	$392,942	$23,193
* No amounts were excluded from effectiveness testing of cash flow hedges.

Changes in Accumulated OCI, net of tax, attributable to cash flow hedges that were de-designated December 31, 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
Beginning Balance – Accumulated OCI	$43,470	$121,521	$42,493
Gain Recognized in Accumulated OCI	—	—	97,316
Gain Reclassified from Accumulated OCI (Net of tax: $25,011, $45,054, $10,465)	(43,470)	(78,051)	(18,288)
Ending Balance – Accumulated OCI	$—	$43,470	$121,521

NOTE 22—COMMITMENTS AND CONTINGENT LIABILITIES:

CONSOL Energy and its subsidiaries are subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. CONSOL Energy accrues the estimated loss for these lawsuits and claims when the loss is probable and can be estimated. The Company's current estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of CONSOL Energy. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the financial position, results of operations or cash flows of CONSOL Energy; however, such amounts cannot be reasonably estimated. The amount claimed against CONSOL Energy is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case. The maximum aggregate amount claimed in those lawsuits and claims, regardless of probability, where a claim is expressly stated or can be estimated, exceeds the aggregate amounts accrued for all lawsuits and claims by approximately $937,421.

The following lawsuits and claims include those for which a loss is probable and an accrual has been recognized.

Hale Litigation: This class action lawsuit was filed on September 23, 2010 in the U.S. District Court in Abingdon, Virginia. The putative class consists of force-pooled unleased gas owners whose ownership of the coalbed methane (CBM) gas was declared to be in conflict with rights of others. The lawsuit seeks a judicial declaration of ownership of the CBM and damages based on allegations CNX Gas Company failed to either pay royalties due to conflicting claimants or deemed lessors or paid them less than required because of the alleged practice of improper below market sales and/or taking alleged improper post-production deductions. On September 30, 2013, the District Judge entered an Order certifying the class, and CNX Gas Company appealed the Order to the U.S. Fourth Circuit Court of Appeals. On August 19, 2014, the Fourth Circuit agreed with CNX Gas Company, reversed the Order certifying the class and remanded the case to the trial court for further proceedings consistent with the decision. On April 23, 2015, Plaintiffs filed a Renewed Motion for Class Certification, and on June 23, 2015, CNX Gas Company filed its Opposition to same. The Court held a hearing on the Motion on September 18, 2015 and has not yet ruled. CONSOL Energy continues to believe this action cannot properly proceed as a class action in any form, believes the case has meritorious defenses, and intends to defend it vigorously. The Company has established an accrual to cover its estimated liability for this case. This accrual is immaterial to the overall financial position of CONSOL Energy and is included in Other Accrued Liabilities on the Consolidated Balance Sheets.

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

The following royalty, land rights and other lawsuits and claims include those for which a loss is reasonably possible, but not probable, and accordingly, an accrual may not have been recognized. These claims are influenced by many factors which prevent the estimation of a range of potential loss. These factors include, but are not limited to, generalized allegations of unspecified damages (such as improper deductions), discovery having not commenced or not having been completed, unavailability of expert reports on damages and non-monetary issues being tried. For example, in instances where a gas lease termination is sought, damages would depend on speculation as to if and when the gas production would otherwise have occurred, how many wells would have been drilled on the lease premises, what their production would be, what the cost of production would be, and what the price of gas would be during the production period. An estimate is calculated, if applicable, when sufficient information becomes available.

Fitzwater Litigation: Two nonunion retired coal miners have sued CONSOL Energy Inc., Fola Coal Company and Consolidation Coal Company in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. The Plaintiffs contend they relied to their detriment on oral statements and promises of "lifetime health benefits" allegedly made by various members of management during Plaintiffs' employment and that they were allegedly denied access to Summary Plan Documents that clearly reserved to the Company the right to modify or terminate the CONSOL Energy Inc. Retiree Health and Welfare Plan. Plaintiffs request that retiree health benefits be reinstated and seek to represent a class of all nonunion retirees of CONSOL Energy and its subsidiaries. The Company believes it has meritorious defense and intends to vigorously defend this suit.

Virginia Mine Void Litigation: The Company is currently defending three lawsuits naming Consolidation Coal Company (CCC), Island Creek Coal Company (ICCC), CNX Gas Company, and/or CONSOL Energy. The lawsuits were filed in the U.S. District Court for the Western District of Virginia. On October 26, 2015, the trial court granted summary judgment in favor of the defendants in two of the actions upon its finding that plaintiffs' claims are barred by the applicable statutes of limitation. Plaintiffs have appealed both cases to the U.S. Court of Appeals for the Fourth Circuit. Oral argument was held on December 8, 2016. The third case remains pending in the trial court. On January 26, 2016, six mine void lawsuits that have twice before been filed and voluntarily dismissed, were refiled for a third time in state court but have not been served. The Complaints seek damages and injunctive relief in connection with the transfer of water from mining activities at Buchanan Mine into void spaces in inactive ICCC mines adjacent to the Buchanan operations, voids ostensibly underlying plaintiffs’ properties. While some of the plaintiffs have an ownership interest in the coal, others have some interest in one or more of the fee, surface, oil/gas or other mineral estates. The suits allege the water storage precludes access to and has damaged coal, impeded coalbed methane gas production and was made without compensation to the property owners. Plaintiffs seek recovery in tort, contract and trespass assumpsit (quasi-contract). The suits each seek damages between $50,000 and in excess of $100,000 plus punitive damages. The Company intends to vigorously defend these suits.

At December 31, 2016, CONSOL Energy has provided the following financial guarantees, unconditional purchase obligations and letters of credit to certain third parties, as described by major category in the following table. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$82,273	$67,871	$14,402	$—	$—
Environmental	998	600	398	—	—
Other	242,405	228,313	14,092	—	—
Total Letters of Credit	325,676	296,784	28,892	—	—
Surety Bonds:
Employee-Related	112,810	111,510	1,300	—	—
Environmental	514,851	483,604	31,247	—	—
Other	22,417	21,591	824	2	—
Total Surety Bonds	650,078	616,705	33,371	2	—
Guarantees:
Other	74,203	41,285	17,767	13,401	1,750
Total Guarantees	74,203	41,285	17,767	13,401	1,750
Total Commitments	$1,049,957	$954,774	$80,030	$13,403	$1,750

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia, and its river operations to a subsidiary of Murray Energy Corporation (Murray Energy). As part of the sales agreement, CONSOL Energy has guaranteed certain equipment lease obligations and coal sales agreements that were assumed by Murray Energy. In the event that Murray Energy would default on the obligations defined in the agreements, CONSOL Energy would be required to perform under the guarantees. If CONSOL Energy would be required to perform, the stock purchase agreement provides various recourse actions. At December 31, 2016 and December 31, 2015, the fair value of these guarantees was $1,362 and $1,228, respectively, and are included in Other Accrued Liabilities on the Consolidated Balance Sheets. The fair value of certain of the guarantees was determined using CONSOL Energy’s risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rates may result in a significantly higher or lower fair value measurement. Coal sales agreement guarantees were valued based on an evaluation of coal market pricing compared to contracted sales price and includes an adjustment for nonperformance risk. No other amounts related to financial guarantees and letters of credit are recorded as liabilities in the financial statements. Significant judgment is required in determining the fair value of these guarantees. The guarantees of the leases and sales agreements are classified within Level 3 of the fair value hierarchy.

As part of the sale of Buchanan Mine (See Note 2 - Discontinued Operations), CONSOL Energy has guaranteed certain equipment lease obligations that were assumed by Coronado. In the event that Coronado would default on the obligations defined in the agreements, CONSOL Energy would be required to perform under the guarantees.

CONSOL Energy regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the consolidated financial statements.
CONSOL Energy and CNX Gas Company enter into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded on the Consolidated Balance Sheets. As of December 31, 2016, the purchase obligations for each of the next five years and beyond were as follows:

Obligations Due	Amount
Less than 1 year	$209,797
1 - 3 years	285,224
3 - 5 years	243,534
More than 5 years	622,509
Total Purchase Obligations	$1,361,064

NOTE 23—SEGMENT INFORMATION:

CONSOL Energy consists of two principal business divisions: Exploration and Production (E&P) and Pennsylvania (PA) Mining Operations. The principal activity of the E&P division, which includes four reportable segments, is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P division's reportable segments are Marcellus Shale, Utica Shale, Coalbed Methane, and Other Gas. The Other Gas segment is primarily related to shallow oil and gas production and the Chattanooga Shale in Tennessee, neither of which are significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, exploration and production related other costs, other corporate expenses, selling, general and administrative activities, as well as various other activities assigned to the E&P division but not allocated to each individual segment. The principal activities of the PA Mining Operations division are mining, preparation and marketing of thermal coal, sold primarily to power generators. It also includes selling, general and administrative activities, as well as various other activities assigned to the PA Mining Operations division.
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
Prior to the sale of the Buchanan Mine on March 31, 2016 and the Fola and Miller Creek Complexes on August 1, 2016 (see Note 2 - Discontinued Operations), CONSOL Energy had a Coal division. The Coal division had three reportable segments; PA Operations, Virginia (VA) Operations and Other Coal. The VA Operations segment included the Buchanan Mine and the Other Coal segment was primarily comprised of the assets and operations of the Fola and Miller Creek Complexes, as well as coal terminal operations, closed and idle mine activities, selling, general and administrative activities and various other non-operated activities. PA Operations now constitutes its own division and reportable segment and the remaining activity in the Other Coal segment became part of CONSOL Energy's diversified business activities in the Other division. Prior periods have been reclassified to align with current period presentation.
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

Industry segment results for the year ended December 31, 2016 are:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Mining Operations	Other	Adjustments and Eliminations	Consolidated
Sales—Outside	$414,484	$163,112	$174,323	$41,329	$793,248	$1,065,582	$—	$—	$1,858,830
Gain (Loss) on Commodity Derivative Instruments	147,282	29,285	52,396	(369,984)	(141,021)	—	—	—	(141,021)
Other Outside Sales	—	—	—	—	—	—	32,038	—	32,038
Sales—Purchased Gas	—	—	—	43,256	43,256	—	—	—	43,256
Freight—Outside	—	—	—	—	—	46,468	—	—	46,468
Intersegment Transfers	—	—	424	—	424	—	—	(424)	—
Total Sales and Freight	$561,766	$192,397	$227,143	$(285,399)	$695,907	$1,112,050	$32,038	$(424)	$1,839,571
Earnings (Loss) From Continuing Operations Before Income Tax	$72,141	$28,390	$37,999	$(517,370)	$(378,840)	$130,708	$(277,399)	$(424)	$(525,955)	(A)
Segment Assets					$6,235,568	$1,982,206	$966,124	$83	$9,183,981	(B)
Depreciation, Depletion and Amortization					$417,853	$168,195	$12,455	$—	$598,503
Capital Expenditures					$165,101	$50,809	$10,910	$—	$226,820

(A)	Includes equity in earnings of unconsolidated affiliates of $51,742 and $1,336 for Total E&P and Other, respectively.

(B)	Includes investments in unconsolidated equity affiliates of $188,376 and $2,588 for Total E&P and Other, respectively.

Industry segment results for the year ended December 31, 2015 are:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Mining Operations	Other	Adjustments and Eliminations	Consolidated
Sales—Outside	$379,453	$92,223	$200,645	$54,600	$726,921	$1,289,036	$—	$—	$2,015,957	(C)
Gain on Commodity Derivative Instruments	100,785	6,430	67,281	218,446	392,942	—	—	—	392,942
Other Outside Sales	—	—	—	—	—	—	30,967	—	30,967
Sales—Purchased Gas	—	—	—	14,450	14,450	—	—	—	14,450
Freight—Outside	—	—	—	—	—	20,499	—	—	20,499
Intersegment Transfers	—	—	1,538	—	1,538	—	—	(1,538)	—
Total Sales and Freight	$480,238	$98,653	$269,464	$287,496	$1,135,851	$1,309,535	$30,967	$(1,538)	$2,474,815
Earnings (Loss) From Continuing Operations Before Income Tax	$56,116	$(19,428)	$59,662	$(775,207)	$(678,857)	$404,994	$(200,304)	$(1,538)	$(475,705)	(D)
Segment Assets					$6,892,284	$2,076,301	$939,497	$1,021,820	$10,929,902	(E)
Depreciation, Depletion and Amortization					$370,374	$176,864	$19,882	$—	$567,120
Capital Expenditures					$832,446	$136,291	$14,197	$—	$982,934

(C)	Included in the PA Mining Operations segment are sales of $242,020 to Duke Energy, which comprises over 10% of sales.

(D)	Includes equity in earnings of unconsolidated affiliates of $46,614 and $8,283 for Total E&P and Other, respectively.

(E)	Includes investments in unconsolidated equity affiliates of $234,803 and $2,527 for Total E&P and Other, respectively.

Industry segment results for the year ended December 31, 2014 are:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Mining Operations	Other	Adjustments and Eliminations	Consolidated
Sales—Outside	$457,679	$86,948	$340,739	$119,558	$1,004,924	$1,616,874	$—	$—	$2,621,798	(F)
Gain on Commodity Derivative Instruments	14,764	1,247	4,103	3,079	23,193	—	—	—	23,193
Other Outside Sales	—	—	—	—	—	—	276,242	—	276,242
Sales—Purchased Gas	—	—	—	8,999	8,999	—	—	—	8,999
Freight—Outside	—	—	—	—	—	23,133	—	—	23,133
Intersegment Transfers	—	—	2,458	—	2,458	—	78,229	(80,687)	—
Total Sales and Freight	$472,443	$88,195	$347,300	$131,636	$1,039,574	$1,640,007	$354,471	$(80,687)	$2,953,365
Earnings (Loss) From Continuing Operations Before Income Tax	$171,902	$43,645	$108,107	$(133,940)	$189,714	$430,968	$(438,073)	$(2,458)	$180,151	(G)
Segment Assets					$7,364,185	$2,094,041	$1,186,874	$1,009,546	$11,654,646	(H)
Depreciation, Depletion and Amortization					$323,600	$173,316	$35,727	$—	$532,643
Capital Expenditures					$1,103,656	$341,229	$14,567	$—	$1,459,452

(F) Included in the Total E&P segment are sales of $295,779 to NJR Energy Services Company, which comprises over 10% of sales.
(G)    Includes equity in earnings of unconsolidated affiliates of $32,217 and $17,574 for Total E&P and Other, respectively.
(H) Includes investments in unconsolidated equity affiliates of $121,721 and $31,237 for Total E&P and Other, respectively.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Income:

	For the Years Ended December 31,
	2016	2015	2014
Total Segment Sales and Freight from External Customers	$1,980,592	$2,081,873	$2,930,172
(Loss) Gain on Commodity Derivative Instruments	(141,021)	392,942	23,193
Other Income not Allocated to Segments (Note 4)	167,306	144,351	207,460
Gain on Sale of Assets	19,498	74,173	43,198
Total Consolidated Revenue and Other Income	$2,026,375	$2,693,339	$3,204,023

(Loss) Earnings From Continuing Operations Before Income Tax:

	For the Years Ended December 31,
	2016	2015	2014
Segment (Loss) Income Before Income Taxes for reportable business segments	$(248,132)	$(273,863)	$620,682
Segment (Loss) Income Before Income Taxes for all other business segments	(85,923)	66,713	(119,473)
Interest expense	(191,476)	(199,266)	(223,333)
Eliminations	(424)	(1,538)	(2,458)
Loss on debt extinguishment	—	(67,751)	(95,267)
(Loss) Earnings From Continuing Operations Before Income Tax	$(525,955)	$(475,705)	$180,151

Total Assets:

	December 31,
	2016	2015
Segment assets for total reportable business segments	$8,217,774	$8,968,585
Segment assets for all other business segments	797,830	859,675
Items excluded from segment assets:
Cash and other investments	47,153	65,935
Recoverable income taxes	116,851	13,887
Deferred tax assets	4,290	—
Discontinued Operations	83	1,021,820
Total Consolidated Assets	$9,183,981	$10,929,902

Enterprise-Wide Disclosures:

CONSOL Energy's Revenues by geographical location (I):

	For the Years Ended December 31,
	2016	2015	2014
United States	$1,799,336	$1,822,452	$2,713,833
Asia	109,312	106,954	66,912
Europe	40,704	112,844	121,909
South America	25,406	28,060	19,013
Canada	5,834	11,563	8,505
Total Revenues and Freight from External Customers (J)	$1,980,592	$2,081,873	$2,930,172
_________________________
(I) CONSOL Energy attributes revenue to individual countries based on the location of the customer.
(J) CONSOL Energy has contractual relationships with certain U.S. based customers who distribute coal to international markets. The table above reflects the ultimate destination of CONSOL Energy coal.

CONSOL Energy's Property, Plant and Equipment by geographical location:

	December 31,
	2016	2015
United States	$8,129,415	$8,721,682
Canada	11,024	11,024
Discontinued Operations	—	936,671
Total Property, Plant and Equipment, net	$8,140,439	$9,669,377

NOTE 24—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:
The payment obligations under the $74,470, 8.250% per annum senior notes due April 1, 2020, the $20,611, 6.375% per annum senior notes due March 1, 2021, the $1,854,731, 5.875% per annum senior notes due April 15, 2022, and the $494,344, 8.000% per annum senior notes due April 1, 2023 issued by CONSOL Energy are jointly and severally, and also fully and unconditionally, guaranteed by certain subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission (SEC), the following financial information sets forth separate financial information with respect to the parent, CNX Gas, a guarantor subsidiary, CNX Coal Resources LP (CNXC), a non-guarantor subsidiary, and the remaining guarantor and non-guarantor subsidiaries. The principal elimination entries include investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of all other wholly owned subsidiaries. These include, for example, deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.
On September 30, 2016, CNXC acquired an additional 5% undivided interest in the Pennsylvania Mining Complex from CONSOL Energy, increasing their total undivided interest to 25%. To account for the acquisition, CNXC recast its consolidated financial statements to retrospectively reflect the additional 5% interest as if the business was owned for all periods presented. This resulted in corresponding retrospective adjustments between the Other Subsidiary Guarantors and the CNXC Non-Guarantor columns below. See Note 25 - Related Party Transactions of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Income Statement for the Year Ended December 31, 2016:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$793,672	$—	$—	$—	$(424)	$793,248
Loss on Commodity Derivative Instruments	—	(141,021)	—	—	—	—	(141,021)
Coal Sales	—	—	799,187	266,395	—	—	1,065,582
Other Outside Sales	—	—	32,038	—	—	—	32,038
Purchased Gas Sales	—	43,256	—	—	—	—	43,256
Freight-Outside Coal	—	—	34,865	11,603	—	—	46,468
Miscellaneous Other Income	(712,927)	80,444	83,735	3,128	—	712,926	167,306
Gain (Loss) on Sale of Assets	—	14,870	4,637	(9)	—	—	19,498
Total Revenue and Other Income	(712,927)	791,221	954,462	281,117	—	712,502	2,026,375
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	96,434	—	—	—	—	96,434
Transportation, Gathering and Compression	—	374,350	—	—	—	—	374,350
Production, Ad Valorem, and Other Fees	—	31,049	—	—	—	—	31,049
Depreciation, Depletion and Amortization	—	417,853	—	—	—	—	417,853
Exploration and Production Related Other Costs	—	14,519	—	—	—	—	14,519
Purchased Gas Costs	—	42,717	—	—	—	—	42,717
Other Corporate Expenses	—	87,913	—	—	—	—	87,913
Selling, General and Administrative Costs	—	102,503	—	—	—	—	102,503
Total Exploration and Production Costs	—	1,167,338	—	—	—	—	1,167,338
PA Mining Operations Costs
Operating and Other Costs	—	—	550,299	183,001	—	—	733,300
Depreciation, Depletion and Amortization	—	—	126,201	41,994	—	—	168,195
Freight Expense	—	—	34,865	11,603	—	—	46,468
Selling, General and Administrative Costs	—	—	27,563	9,949	—	—	37,512
Total PA Mining Operations Costs	—	—	738,928	246,547	—	—	985,475
Other Costs
Miscellaneous Operating Expense	43,533	—	139,289	—	47	—	182,869
Selling, General and Administrative Costs	—	—	12,717	—	—	—	12,717
Depreciation, Depletion and Amortization	568	—	11,887	—	—	—	12,455
Interest Expense	173,327	2,723	6,707	8,719	—	—	191,476
Total Other Costs	217,428	2,723	170,600	8,719	47	—	399,517
Total Costs And Expenses	217,428	1,170,061	909,528	255,266	47	—	2,552,330
(Loss) Earnings from Continuing Operations Before Income Tax	(930,355)	(378,840)	44,934	25,851	(47)	712,502	(525,955)
Income Tax (Benefit) Expense	(82,253)	(150,551)	242,832	—	(18)	—	10,010
(Loss) Income From Continuing Operations	(848,102)	(228,289)	(197,898)	25,851	(29)	712,502	(535,965)
Loss From Discontinued Operations, net	—	—	—	—	(303,183)	—	(303,183)
Net (Loss) Income	(848,102)	(228,289)	(197,898)	25,851	(303,212)	712,502	(839,148)
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	8,954	8,954
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(848,102)	$(228,289)	$(197,898)	$25,851	$(303,212)	$703,548	$(848,102)

Balance Sheet at December 31, 2016:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$49,722	$83	$—	$9,785	$885	$—	$60,475
Accounts and Notes Receivable:
Trade	—	124,509	72,295	23,418	—	—	220,222
Other Receivables	20,097	34,773	14,516	515	—	—	69,901
Inventories	—	15,301	38,669	11,491	—	—	65,461
Recoverable Income Taxes	175,877	(59,026)	—	—	—	—	116,851
Prepaid Expenses	12,828	60,500	16,306	3,512	—	—	93,146
Current Assets of Discontinued Operations	—	—	—	—	83	—	83
Total Current Assets	258,524	176,140	141,786	48,721	968	—	626,139
Property, Plant and Equipment:
Property, Plant and Equipment	114,611	8,851,226	3,928,861	876,690	—	—	13,771,388
Less-Accumulated Depreciation, Depletion and Amortization	84,788	3,106,296	1,997,687	442,178	—	—	5,630,949
Total Property, Plant and Equipment-Net	29,823	5,744,930	1,931,174	434,512	—	—	8,140,439
Other Assets:
Deferred Income Taxes	25,904	(21,614)	—	—	—	—	4,290
Investment in Affiliates	7,974,260	188,376	27,269	—	—	(7,998,941)	190,964
Other	19,960	67,096	114,030	21,063	—	—	222,149
Total Other Assets	8,020,124	233,858	141,299	21,063	—	(7,998,941)	417,403
Total Assets	$8,308,471	$6,154,928	$2,214,259	$504,296	$968	$(7,998,941)	$9,183,981
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$48,666	$127,309	$36,039	$18,797	$—	$10,805	$241,616
Accounts Payable (Recoverable)-Related Parties	1,832,908	1,034,138	(2,648,416)	1,666	(209,491)	(10,805)	—
Current Portion of Long-Term Debt	1,533	6,369	4,010	88	—	—	12,000
Other Accrued Liabilities	75,039	337,374	223,705	44,230	—	—	680,348
Current Liabilities of Discontinued Operations	—	—	—	—	6,050	—	6,050
Total Current Liabilities	1,958,146	1,505,190	(2,384,662)	64,781	(203,441)	—	940,014
Long-Term Debt:	2,421,511	26,884	115,685	197,989	—	—	2,762,069
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	—	659,474	—	—	—	659,474
Pneumoconiosis Benefits	—	—	106,016	2,057	—	—	108,073
Mine Closing	—	—	209,384	9,247	—	—	218,631
Gas Well Closing	—	195,704	27,549	99	—	—	223,352
Workers’ Compensation	—	—	64,187	3,090	—	—	67,277
Salary Retirement	112,543	—	—	—	—	—	112,543
Other	17,876	117,658	15,663	463	—	—	151,660
Total Deferred Credits and Other Liabilities	130,419	313,362	1,082,273	14,956	—	—	1,541,010
Total CONSOL Energy Inc. Stockholders’ Equity	3,798,395	4,309,492	3,400,963	226,570	204,409	(8,141,434)	3,798,395
Noncontrolling Interest	—	—	—	—	—	142,493	142,493
Total Liabilities and Equity	$8,308,471	$6,154,928	$2,214,259	$504,296	$968	$(7,998,941)	$9,183,981

Condensed Statement of Cash Flows for the Year Ended December 31, 2016:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Continuing Operating Activities	$943,652	$(165,861)	$58,648	$73,098	$(377,257)	$(72,930)	$459,350
Net Cash Provided by Discontinued Operating Activities	—	—	—	—	9,935	—	9,935
Net Cash Provided by (Used in) Operating Activities	$943,652	$(165,861)	$58,648	$73,098	$(367,322)	$(72,930)	$469,285
Cash Flows from Investing Activities:
Capital Expenditures	$(2,990)	$(165,101)	$(46,025)	$(12,704)	$—	$—	$(226,820)
CNXC Acquisition of 5% Pennsylvania Mining Complex	—	—	21,500	(21,500)	—	—	—
Proceeds from Noble Exchange Settlement	—	213,295	—	—	—	—	213,295
Proceeds From Sales of Assets	—	44,710	15,169	23	—	—	59,902
Net Investments in Equity Affiliates	—	79,103	(5,360)	—	—	—	73,743
Net Cash (Used in) Provided by Continuing Investing Activities	(2,990)	172,007	(14,716)	(34,181)	—	—	120,120
Net Cash Provided by Discontinued Investing Activities	—	—	—	—	367,251	—	367,251
Net Cash (Used in) Provided by Investing Activities	$(2,990)	$172,007	$(14,716)	$(34,181)	$367,251	$—	$487,371
Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(952,000)	$—	$—	$—	$—	$—	$(952,000)
Payments on Miscellaneous Borrowings	(1,645)	(6,138)	(450)	(79)	—	—	(8,312)
Proceeds from Revolver - MLP	—	—	—	16,000	—	—	16,000
Distributions of Noncontrolling Interest	—	—	—	(42,634)	—	20,977	(21,657)
Net Change in Parent Advancements	—	—	—	(8,953)	—	8,953	—
Dividends Paid	(2,294)	—	—	—	—	—	(2,294)
Proceeds from Issuance of Common Stock	4	—	—	—	—	—	4
Debt Issuance and Financing Fees	—	—	(482)	—	—	—	(482)
Net Cash (Used in) Provided by Continuing Financing Activities	(955,935)	(6,138)	(932)	(35,666)	—	29,930	(968,741)
Net Cash Used in Discontinued Financing Activities	—	—	—	—	(14)	—	(14)
Net Cash (Used in) Provided by Financing Activities	$(955,935)	$(6,138)	$(932)	$(35,666)	$(14)	$29,930	$(968,755)

Statement of Comprehensive Income for the Year Ended December 31, 2016:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net (Loss) Income	$(848,102)	$(228,289)	$(197,898)	$25,851	$(303,212)	$712,502	$(839,148)
Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments	(33,226)	—	(34,044)	818	—	33,226	(33,226)
Reclassification of Cash Flow Hedge from OCI to Earnings	(43,470)	(43,470)	—	—	—	43,470	(43,470)
Other Comprehensive (Loss) Income:	(76,696)	(43,470)	(34,044)	818	—	76,696	(76,696)
Comprehensive (Loss) Income	(924,798)	(271,759)	(231,942)	26,669	(303,212)	789,198	(915,844)
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	—	9,216	9,216
Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(924,798)	$(271,759)	$(231,942)	$26,669	$(303,212)	$779,982	$(925,060)

Income Statement for the Year Ended December 31, 2015:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$728,458	$—	$—	$—	$(1,537)	$726,921
Gain on Commodity Derivative Instruments	—	392,942	—	—	—	—	392,942
Coal Sales	—	—	966,775	322,261	—	—	1,289,036
Other Outside Sales	—	—	30,967	—	—	—	30,967
Purchased Gas Sales	—	14,450	—	—	—	—	14,450
Freight-Outside Coal	—	—	16,690	3,809	—	—	20,499
Miscellaneous Other Income	(172,450)	62,340	82,690	880	4,105	166,786	144,351
Gain on Sale of Assets	—	12,540	61,572	61	—	—	74,173
Total Revenue and Other Income	(172,450)	1,210,730	1,158,694	327,011	4,105	165,249	2,693,339
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	121,847	—	—	—	—	121,847
Transportation, Gathering and Compression	—	343,403	—	—	—	—	343,403
Production, Ad Valorem, and Other Fees	—	30,438	—	—	—	—	30,438
Depreciation, Depletion and Amortization	—	370,374	—	—	—	—	370,374
Exploration and Production Related Other Costs	—	10,120	—	—	9	(9)	10,120
Purchased Gas Costs	—	10,721	—	—	—	—	10,721
Other Corporate Expenses	—	65,939	—	—	—	—	65,939
Impairment of Exploration and Production Properties	—	828,905	—	—	—	—	828,905
Selling, General and Administrative Costs	—	102,229	—	—	—	—	102,229
Total Exploration and Production Costs	—	1,883,976	—	—	9	(9)	1,883,976
PA Mining Operations Costs
Operating and Other Costs	—	—	472,341	193,961	—	—	666,302
Depreciation, Depletion and Amortization	—	—	132,728	44,136	—	—	176,864
Freight Expense	—	—	16,690	3,809	—	—	20,499
Selling, General and Administrative Costs	—	—	29,912	10,931	—	—	40,843
Total PA Mining Operations Costs	—	—	651,671	252,837	—	—	904,508
Other Costs
Miscellaneous Operating Expense	69,059	—	9,176	—	508	—	78,743
Selling, General and Administrative Costs	—	—	14,918	—	—	—	14,918
Depreciation, Depletion and Amortization	604	—	19,278	—	—	—	19,882
Loss on Debt Extinguishment	67,751	—	—	—	—	—	67,751
Interest Expense	186,291	5,613	6,453	9,636	76	(8,803)	199,266
Total Other Costs	323,705	5,613	49,825	9,636	584	(8,803)	380,560
Total Costs And Expenses	323,705	1,889,589	701,496	262,473	593	(8,812)	3,169,044
(Loss) Earnings from Continuing Operations Before Income Tax	(496,155)	(678,859)	457,198	64,538	3,512	174,061	(475,705)
Income Tax (Benefit) Expense	(121,270)	(257,056)	251,558	—	1,329	—	(125,439)
(Loss) Income From Continuing Operations	(374,885)	(421,803)	205,640	64,538	2,183	174,061	(350,266)
Loss From Discontinued Operations, net	—	—	—	—	(14,209)	—	(14,209)
Net (Loss) Income	(374,885)	(421,803)	205,640	64,538	(12,026)	174,061	(364,475)
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	10,410	10,410
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(374,885)	$(421,803)	$205,640	$64,538	$(12,026)	$163,651	$(374,885)

Balance Sheet at December 31, 2015:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$64,995	$75	$—	$6,534	$970	$—	$72,574
Accounts and Notes Receivable:
Trade	—	72,664	59,321	19,398	—	—	151,383
Other Receivables	18,933	99,001	3,330	471	—	—	121,735
Inventories	—	13,815	40,739	12,238	—	—	66,792
Recoverable Income Taxes	72,913	(59,026)	—	—	—	—	13,887
Prepaid Expenses	27,245	244,680	20,273	5,089	—	—	297,287
Current Assets of Discontinued Operations	—	—	—	—	81,105	—	81,105
Total Current Assets	184,086	371,209	123,663	43,730	82,075	—	804,763
Property, Plant and Equipment:
Property, Plant and Equipment	156,348	8,875,027	3,898,005	865,527	—	—	13,794,907
Less-Accumulated Depreciation, Depletion and Amortization	111,367	2,695,674	1,854,249	400,911	—	—	5,062,201
Property, Plant and Equipment of Discontinued Operations	—	—	—	—	936,671	—	936,671
Total Property, Plant and Equipment-Net	44,981	6,179,353	2,043,756	464,616	936,671	—	9,669,377
Other Assets:
Investment in Affiliates	10,563,985	234,803	6,293	—	—	(10,567,751)	237,330
Other	53,529	47,892	95,369	17,598	—	—	214,388
Other Assets of Discontinued Operations	—	—	—	—	4,044	—	4,044
Total Other Assets	10,617,514	282,695	101,662	17,598	4,044	(10,567,751)	455,762
Total Assets	$10,846,581	$6,833,257	$2,269,081	$525,944	$1,022,790	$(10,567,751)	$10,929,902
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$32,245	$149,930	$37,212	$17,405	$—	$13,817	$250,609
Accounts Payable (Recoverable)-Related Parties	2,650,732	1,521,442	(3,953,215)	4,310	(209,452)	(13,817)	—
Current Portion of Long-Term Debt	1,509	6,798	1,041	61	—	—	9,409
Short-Term Notes Payable	952,000	—	—	—	—	—	952,000
Other Accrued Liabilities	63,668	102,753	218,186	37,220	—	—	421,827
Current Liabilities of Discontinued Operations	—	—	—	—	51,514	—	51,514
Total Current Liabilities	3,700,154	1,780,923	(3,696,776)	58,996	(157,938)	—	1,685,359
Long-Term Debt:
Long-Term Debt	2,418,961	33,141	105,611	181,070	—	—	2,738,783
Long-Term Debt of Discontinued Operations	—	—	—	—	5,001	—	5,001
Total Long-Term Debt	2,418,961	33,141	105,611	181,070	5,001	—	2,743,784
Deferred Credits and Other Liabilities:
Deferred Income Taxes	(122,547)	197,176	—	—	—	—	74,629
Postretirement Benefits Other Than Pensions	—	—	630,892	—	—	—	630,892
Pneumoconiosis Benefits	—	—	109,969	1,934	—	—	111,903
Mine Closing	—	—	218,936	8,403	—	—	227,339
Gas Well Closing	—	135,174	28,572	96	—	—	163,842
Workers’ Compensation	—	—	66,883	2,929	—	—	69,812
Salary Retirement	91,596	—	—	—	—	—	91,596
Reclamation	—	—	25	—	—	—	25
Other	56,390	105,588	4,266	713	—	—	166,957
Deferred Credits and Other Liabilities of Discontinued Operations	—	—	—	—	107,988	—	107,988
Total Deferred Credits and Other Liabilities	25,439	437,938	1,059,543	14,075	107,988	—	1,644,983
Total CONSOL Energy Inc. Stockholders’ Equity	4,702,027	4,581,255	4,800,703	271,803	1,067,739	(10,721,500)	4,702,027
Noncontrolling Interest	—	—	—	—	—	153,749	153,749
Total Liabilities and Equity	$10,846,581	$6,833,257	$2,269,081	$525,944	$1,022,790	$(10,567,751)	$10,929,902

Condensed Statement of Cash Flows for the Year Ended December 31, 2015:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Continuing Operating Activities	$(153,930)	$624,788	$21,906	$76,908	$33,422	$(103,417)	$499,677
Net Cash Provided by Discontinued Operating Activities	—	—	—	—	6,172	—	6,172
Net Cash (Used in) Provided by Operating Activities	$(153,930)	$624,788	$21,906	$76,908	$39,594	$(103,417)	$505,849
Cash Flows from Investing Activities:
Capital Expenditures	$(9,752)	$(832,446)	$(106,663)	$(34,073)	$—	$—	$(982,934)
Proceeds From Sales of Assets	142	10,298	100,060	71	—	—	110,571
Net Investments in Equity Affiliates	—	(79,756)	(4,465)	—	—	—	(84,221)
Net Cash Used in Continuing Investing Activities	(9,610)	(901,904)	(11,068)	(34,002)	—	—	(956,584)
Net Cash Used in Discontinued Investing Activities	—	—	—	—	(39,633)	—	(39,633)
Net Cash Used in Investing Activities	$(9,610)	$(901,904)	$(11,068)	$(34,002)	$(39,633)	$—	$(996,217)
Cash Flows from Financing Activities:
Proceeds from (Payments on) Short-Term Borrowings	$952,000	$252,900	$—	$—	$—	$(252,900)	$952,000
(Payments on) Proceeds from Miscellaneous Borrowings	(1,281)	(6,391)	3,443	(53)	—	—	(4,282)
Payments on Long-Term Notes, including Redemption Premium	(1,263,719)	—	—	(10,951)	—	10,951	(1,263,719)
Proceeds from Revolver - MLP	—	—	—	185,000	—	—	185,000
Distributions to Noncontrolling Interest	—	—	—	(11,353)	—	6,293	(5,060)
Proceeds from Sale of MLP Interest	—	—	—	148,359	—	—	148,359
Proceeds from Issuance of Long-Term Notes	492,760	—	—	16,990	—	(16,990)	492,760
Net Distributions from Offering to Parent	—	—	—	(342,711)	—	342,711	—
Net Change in Parent Advancements	—	—	—	(17,328)	—	17,328	—
Tax Benefit from Stock-Based Compensation	208	—	—	—	—	—	208
Dividends Paid	(33,281)	—	—	—	—	—	(33,281)
Proceeds from Issuance of Common Stock	8,288	—	—	—	—	—	8,288
Purchases of Treasury Stock	(71,674)	—	—	—	—	—	(71,674)
Debt Issuance and Financing Fees	—	—	(14,281)	(4,329)	—	(3,976)	(22,586)
Net Cash Provided by (Used in) Continuing Financing Activities	83,301	246,509	(10,838)	(36,376)	—	103,417	386,013
Net Cash Used in Discontinued Financing Activities	—	—	—	—	(56)	—	(56)
Net Cash Provided by (Used in) Financing Activities	$83,301	$246,509	$(10,838)	$(36,376)	$(56)	$103,417	$385,957

Statement of Comprehensive Income for the Year Ended December 31, 2015:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net (Loss) Income	$(374,885)	$(421,803)	$205,640	$64,538	$(12,026)	$174,061	$(364,475)
Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments	(86,447)	—	(84,607)	(1,840)	—	86,447	(86,447)
Reclassification of Cash Flow Hedge from OCI to Earnings	(78,051)	(78,051)	—	—	—	78,051	(78,051)
Other Comprehensive (Loss) Income:	(164,498)	(78,051)	(84,607)	(1,840)	—	164,498	(164,498)
Comprehensive (Loss) Income	(539,383)	(499,854)	121,033	62,698	(12,026)	338,559	(528,973)
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	—	10,410	10,410
Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(539,383)	$(499,854)	$121,033	$62,698	$(12,026)	$328,149	$(539,383)

Income Statement for the Year Ended December 31, 2014:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$1,007,381	$—	$—	$—	$(2,457)	$1,004,924
Gain on Commodity Derivative Instruments	—	23,193	—	—	—	—	23,193
Coal Sales	—	—	1,212,627	404,247	—	—	1,616,874
Other Outside Sales	—	—	41,255	—	234,987	—	276,242
Purchased Gas Sales	—	8,999	—	—	—	—	8,999
Freight-Outside Coal	—	—	18,941	4,192	—	—	23,133
Miscellaneous Other Income	420,030	60,634	138,201	9,475	10,305	(431,185)	207,460
Gain (Loss) on Sale of Assets	—	45,917	(2,926)	185	22	—	43,198
Total Revenue and Other Income	420,030	1,146,124	1,408,098	418,099	245,314	(433,642)	3,204,023
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	139,242	—	—	—	—	139,242
Transportation, Gathering and Compression	—	239,591	—	—	—	(12)	239,579
Production, Ad Valorem, and Other Fees	—	39,418	—	—	—	—	39,418
Depreciation, Depletion and Amortization	—	323,600	—	—	—	—	323,600
Exploration and Production Related Other Costs	—	22,718	637	—	119	(119)	23,355
Purchased Gas Costs	—	7,251	—	—	—	—	7,251
Other Corporate Expenses	—	46,838	—	—	—	—	46,838
Selling, General and Administrative Costs	—	128,731	—	—	—	—	128,731
Total Exploration and Production Costs	—	947,389	637	—	119	(131)	948,014
PA Mining Operations Costs
Operating and Other Costs	—	—	742,886	239,863	—	—	982,749
Depreciation, Depletion and Amortization	—	—	129,979	43,337	—	—	173,316
Freight Expense	—	—	12,575	4,192	6,366	—	23,133
Selling, General and Administrative Costs	—	—	57,814	17,149	(6,366)	—	68,597
Total PA Mining Operations Costs	—	—	943,254	304,541	—	—	1,247,795
Other Costs
Miscellaneous Operating Expense	99,273	—	129,257	—	231,899	—	460,429
Selling, General and Administrative Costs	788	—	12,519	—	—	—	13,307
Depreciation, Depletion and Amortization	640	—	33,273	—	1,814	—	35,727
Loss on Debt Extinguishment	95,267	—	—	—	—	—	95,267
Interest Expense	213,384	9,021	9,608	8,683	245	(17,608)	223,333
Total Other Costs	409,352	9,021	184,657	8,683	233,958	(17,608)	828,063
Total Costs And Expenses	409,352	956,410	1,128,548	313,224	234,077	(17,739)	3,023,872
Earnings (Loss) from Continuing Operations Before Income Tax	10,678	189,714	279,550	104,875	11,237	(415,903)	180,151
Income Tax (Benefit) Expense	(152,412)	66,441	96,926	—	4,249	—	15,204
Income (Loss) From Continuing Operations	163,090	123,273	182,624	104,875	6,988	(415,903)	164,947
Loss From Discontinued Operations, net	—	—	—	—	(1,857)	—	(1,857)
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$163,090	$123,273	$182,624	$104,875	$5,131	$(415,903)	$163,090

Condensed Statement of Cash Flows for the Year Ended December 31, 2014:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Continuing Operating Activities	$(178,921)	$567,851	$(4,086)	$142,636	$(59,441)	$372,347	$840,386
Net Cash Provided by Discontinued Operating Activities	—	—	—	—	96,390	—	96,390
Net Cash (Used in) Provided by Operating Activities	$(178,921)	$567,851	$(4,086)	$142,636	$36,949	$372,347	$936,776
Cash Flows from Investing Activities:
Capital Expenditures	$(4,420)	$(1,103,656)	$(266,300)	$(85,076)	$—	$—	$(1,459,452)
Proceeds From Sales of Assets	44,049	92,507	201,221	19,046	13	—	356,836
Net Investments in Equity Affiliates	—	85,248	9,959	—	—	—	95,207
Net Cash Provided by (Used in) Continuing Investing Activities	39,629	(925,901)	(55,120)	(66,030)	13	—	(1,007,409)
Net Cash Used in Discontinued Investing Activities	—	—	—	—	(33,973)	—	(33,973)
Net Cash Provided by (Used in) Investing Activities	$39,629	$(925,901)	$(55,120)	$(66,030)	$(33,960)	$—	$(1,041,382)
Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(11,736)	$—	$—	$—	$—	$—	$(11,736)
(Payments on) Proceeds from Miscellaneous Borrowings	(399)	387,663	(7,233)	(24)	(2,630)	(387,663)	(10,286)
Payments on Long-Term Notes, including Redemption Premium	(1,819,005)	—	—	(2,311)	—	2,311	(1,819,005)
Proceeds from Issuance of Long-Term Notes	1,859,920	—	—	14,214	—	(14,214)	1,859,920
Net Change in Parent Advancements	—	—	—	(88,485)	—	88,485	—
Tax Benefit from Stock-Based Compensation	2,629	—	—	—	—	—	2,629
Dividends Paid	(57,506)	—	—	—	—	—	(57,506)
Proceeds from Issuance of Common Stock	15,016	—	—	—	—	—	15,016
Debt Issuance and Financing Fees	(24,861)	—	—	—	—	—	(24,861)
Other Financing Activities	—	(5,169)	5,169	—	—	—	—
Net Cash (Used in) Provided by Financing Activities	$(35,942)	$382,494	$(2,064)	$(76,606)	$(2,630)	$(311,081)	$(45,829)

Statement of Comprehensive Income for the Year Ended December 31, 2014:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net Income (Loss)	$163,090	$123,273	$182,624	$104,875	$5,131	$(415,903)	$163,090
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments	94,989	—	53,190	41,799	—	(94,989)	94,989
Net Increase (Decrease) in the Value of Cash Flow Hedge	97,316	97,316	—	—	—	(97,316)	97,316
Reclassification of Cash Flow Hedge from OCI to Earnings	(18,288)	(18,288)	—	—	—	18,288	(18,288)
Other Comprehensive Income (Loss):	174,017	79,028	53,190	41,799	—	(174,017)	174,017
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$337,107	$202,301	$235,814	$146,674	$5,131	$(589,920)	$337,107

NOTE 25—RELATED PARTY TRANSACTIONS
CONE Gathering LLC and CONE Midstream Partners LP

In September 2011, CNX Gas Company, a wholly owned subsidiary of CONSOL Energy, and Noble Energy, Inc. (Noble Energy), an unrelated third party, formed CONE Gathering LLC (CONE) to develop and operate each company's gas gathering system needs in the Marcellus Shale play. CONSOL Energy accounts for CNX Gas Company's 50% ownership interest in CONE under the equity method of accounting.

In May 2014, CONSOL Energy and Noble Energy (collectively, “the Sponsors”) formed CONE Midstream Partners LP (the Partnership), a master limited partnership, to own, operate, develop and acquire natural gas gathering and other midstream energy assets to service each company’s production in the Marcellus Shale in Pennsylvania and West Virginia. The Partnership's general partner is CONE Midstream GP LLC, a wholly owned subsidiary of CONE.

In September 2014, the Partnership closed its initial public offering of 20,125,000 common units representing limited partnership interests, which included a 2,625,000 common unit over-allotment option that was exercised in full by the underwriters. Following the IPO, CONE had a 2% general partner interest in the Partnership, while each sponsor had a 32.1% limited partner interest. CNX Gas Company accounts for its portion of the earnings in the Partnership under the equity method of accounting.

In November 2016, the Partnership acquired from CONE an additional 25% ownership interest in CONE Midstream DevCo I LP, commonly referred to as the “Anchor Systems.” The transaction included a total purchase consideration of $248,000, comprised of $140,000 in cash and issuance of approximately 5,200,000 common limited partnership units to the Sponsors.  Following the acquisition, CONE continues to have a 2% general partner interest in the Partnership, while each Sponsor’s limited partner interest increased to 33.5%. At December 31, 2016, CNX Gas Company and Noble Energy each continue to own a 50% interest in the assets of CONE that were not contributed to the Partnership.

The following is a summary of the Company's Investment in Affiliates balances included within the Consolidated Balance Sheets associated with CONE and the Partnership, respectively:

	CONE	The Partnership	Total
Balance at December 31, 2014	$94,467	$4,883	$99,350
Equity in Earnings	20,916	22,883	43,799
Additional Contributions	87,187	—	87,187
Distribution of Earnings	—	(16,719)	(16,719)
Balance at December 31, 2015	202,570	11,047	213,617
Equity in Earnings	17,112	31,148	48,260
Additional Contributions	4,621	—	4,621
Distribution of Earnings	(8,224)	(19,066)	(27,290)
Funds received on dropdown transaction	(70,000)	—	(70,000)
Basis differential	4,996	(4,996)	—
Balance at December 31, 2016	$151,075	$18,133	$169,208

The following transactions were included within Miscellaneous Other Income and Transportation, Gathering and Compression within the Consolidated Statements of Income:

	For the Years Ended December 31,
	2016	2015	2014
Miscellaneous Other Income:
Equity in Earnings of Affiliates - CONE	$17,112	$20,916	$25,521
Equity in Earnings of Affiliates - the Partnership	$31,148	$22,883	$4,286

Transportation, Gathering and Compression:
Gathering Services - CONE	$706	$1,077	$219
Gathering Services - the Partnership	$123,020	$104,291	$65,365
At December 31, 2016 and December 31, 2015, CONSOL Energy had a net payable of $5,815 and $12,216, respectively, due to both the Partnership and CONE primarily for accrued but unpaid gathering services. Additionally, during the year ended December 31, 2015, CONSOL Energy purchased $2,239 of supply inventory from the Partnership. CONSOL Energy did not have any supply inventory purchases from the Partnership during the year ended December 31, 2016.

CNX Coal Resources LP

In July 2015, CNX Coal Resources LP (CNXC) closed its initial public offering of 5,000,000 common units representing limited partnership interests at a price to the public of $15.00 per unit. Additionally, Greenlight Capital entered into a common unit purchase agreement with CNXC pursuant to which Greenlight Capital agreed to purchase, and CNXC agreed to sell, 5,000,000 common units at a price per unit equal to $15.00, which equates to $75,000 in net proceeds. CNXC's general partner is CNX Coal Resources GP, a wholly owned subsidiary of CONSOL Energy. The underwriters of the IPO filing exercised an over-allotment option of 561,067 common units to the public at $15.00 per unit.

In connection with the Initial Public Offering (IPO), CNXC entered into a $400,000 senior secured revolving credit facility with certain lenders and PNC Bank, National Association (PNC), as administrative agent. Obligations under the revolving credit facility are guaranteed by CNXC's subsidiaries (the guarantor subsidiaries) and are secured by substantially all of CNXC's and CNXC's subsidiaries' assets pursuant to a security agreement and various mortgages. Under the new revolving credit facility, CNXC made an initial draw of $200,000, and after origination fees of $3,000, the net proceeds were $197,000.

The total net proceeds related to these transactions that were distributed to CONSOL Energy were $342,711.

In September 2016, CNXC and its wholly owned subsidiary, CNX Thermal Holdings LLC (CNX Thermal), entered into a Contribution Agreement with CONSOL Energy, CONSOL Pennsylvania Coal Company LLC and Conrhein Coal Company (the Contributing Parties) under which CNX Thermal acquired an additional 5% undivided interest in and to the Pennsylvania Mine

Complex, in exchange for (i) cash consideration in the amount of $21,500 and (ii) CNXC's issuance of 3,956,496 Class A Preferred Units representing limited partner interests in CNXC at an issue price of $17.01 per Class A preferred Unit (the "Class A Preferred Unit Issue Price"), or an aggregate $67,300 in equity consideration. The Class A Preferred Unit Issue Price was calculated as the volume-weighted average trading price of CNXC's common units (the "Common Units") over the trailing 15-day trading period ending on September 29, 2016 (or $14.79 per unit), plus a 15% premium.

In connection with the PA Mining acquisition, in September 2016, the General Partner and CNXC entered into the First Amended and Restated Omnibus Agreement (the "Amended Omnibus Agreement") with CONSOL Energy and certain of its subsidiaries. Under the Amended Omnibus Agreement, CONSOL Energy indemnified CNXC for certain liabilities. The Amended Omnibus Agreement also amended CNXC's obligations to CONSOL Energy with respect to the payment of an annual administrative support fee and reimbursement for the provisions of certain management and operating services provided, in each case to reflect structural changes in how those services are provided to CNXC by CONSOL Energy.

Charges for services from CONSOL Energy include the following:

	For the Years Ended December 31,
	2016	2015	2014
Operating and Other Costs	$4,251	$6,793	$6,707
Selling, General and Administrative Expenses	3,826	8,926	11,384
Total Services from CONSOL Energy	$8,077	$15,719	$18,091

At December 31, 2016 and December 31, 2015, CNXC had a net payable to CONSOL Energy in the amount of $1,666 and $4,310, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the omnibus agreement.

Supplemental Gas Data (unaudited):

The following information was prepared in accordance with the FASB's Accounting Standards Update No. 2010-03, “Extractive Activities-Oil and Gas (Topic 932).”

Capitalized Costs:

	As of December 31,
	2016	2015
Proved gas properties	$2,016,916	$1,922,602
Unproved gas properties	1,116,282	1,421,083
Intangible drilling costs	3,583,565	3,452,989
Gas wells and related equipment	791,996	785,744
Gas gathering assets	1,138,299	1,147,173
Gas well plugging	176,961	115,121
Total Property, Plant and Equipment	8,824,019	8,844,712
Accumulated Depreciation, Depletion and Amortization	(3,099,622)	(2,691,005)
Net Capitalized Costs	$5,724,397	$6,153,707

Costs incurred for property acquisition, exploration and development (*):

	For the Years Ended December 31,
	2016	2015	2014
Property acquisitions
Proved properties	$—	$—	$—
Unproved properties	1,537	76,676	119,597
Development	138,813	666,315	952,733
Exploration	32,259	95,371	45,006
Total	$172,609	$838,362	$1,117,336
__________

(*)	Includes costs incurred whether capitalized or expensed.

Results of Operations for Producing Activities:

	For the Years Ended December 31,
	2016	2015	2014
Natural Gas, NGLs and Oil Sales	$793,673	$728,458	$1,007,381
(Loss) Gain on Commodity Derivative Instruments	(141,021)	392,942	23,193
Purchased Gas Sales	43,256	14,450	8,999
Total Revenue	695,908	1,135,850	1,039,573
Lease Operating Expense	96,434	121,847	139,242
Production, Ad Valorem, and Other Fees	31,049	30,438	39,418
Transportation, Gathering and Compression	374,350	343,403	239,591
Purchased Gas Costs	42,717	10,721	7,251
Impairment of Exploration and Production Properties	—	828,905	—
Other Costs	14,519	10,120	22,718
DD&A	417,853	370,374	323,600
Total Costs	976,922	1,715,808	771,820
Pre-tax Operating Income / (Loss)	(281,014)	(579,958)	267,753
Income Taxes / (Benefit)	(69,308)	(250,220)	45,162
Results of Operations for Producing Activities excluding Corporate and Interest Costs	$(211,706)	$(329,738)	$222,591
The following is production, average sales price and average production costs, excluding ad valorem and severance taxes, per unit of production:

	For the Years Ended December 31,
	2016	2015	2014
Production (MMcfe)	394,387	328,657	235,714
Total average sales price before effects of financial settlements (per Mcfe)	$2.01	$2.22	$4.27
Average effects of financial settlements (per Mcfe)	$0.62	$0.60	$0.10
Total average sales price including effects of financial settlements (per Mcfe)	$2.63	$2.82	$4.37
Average lifting costs, excluding ad valorem and severance taxes (per Mcfe)	$0.24	$0.37	$0.59
During the years ended December 31, 2016, 2015 and 2014, we drilled 36.0, 132.8, and 180.3 net development wells, respectively. There were no net dry development wells in 2016, 2015, or 2014.
During the year ended December 31, 2016, there were no net exploratory wells. During the years ended December 31, 2015 and 2014, we drilled 2.5 and 8.5 net exploratory wells, respectively. There were no net dry exploratory wells in 2016, 2015, or 2014.
At December 31, 2016, there were 15.0 net development wells and no exploratory wells that have been partially drilled but not turned in-line. Additionally there are 65.5 net developmental wells that are drilled but uncompleted and 3.0 net developmental wells and no net exploratory well that have been completed and are awaiting final tie-in to production.
We are committed to provide 431.4 Bcf of gas under existing sales contracts or agreements over the course of the next four years. We expect to produce sufficient quantities from existing proved developed reserves to satisfy these commitments.

Most of our development wells and proved acreage are located in Virginia, West Virginia and Pennsylvania. Some leases are beyond their primary term, but these leases are extended in accordance with their terms as long as certain drilling commitments or other term commitments are satisfied. The following table sets forth, at December 31, 2016, the number of producing wells, developed acreage and undeveloped acreage:

	Gross	Net(1)
Producing Gas Wells (including gob wells)	17,314	12,846
Producing Oil Wells	189	30
Acreage Position:
Proved Developed Acreage	549,816	541,282
Proved Undeveloped Acreage	34,467	30,038
Unproved Acreage	4,804,804	3,745,533
Total Acreage	5,389,087	4,316,853
____________

(1)
Net acres include acreage attributable to our working interests of the properties. Additional adjustments (either increases or decreases) may be required as we further develop title to and further confirm our rights with respect to our various properties in anticipation of development. We believe that our assumptions and methodology in this regard are reasonable.

Proved Oil and Gas Reserves Quantities:

Annually, the preparation of natural gas reserves estimates are completed in accordance with CONSOL Energy's prescribed internal control procedures, which include verification of input data into a gas reserves forecasting and economic evaluation software, as well as multi-functional management review. The input data verification includes reviews of the price and cost assumptions used in the economic model to determine the reserves. Also, the production volumes are reconciled between the system used to calculate the reserves and other accounting/measurement systems. The technical employee responsible for overseeing the preparation of the reserve estimates is a petroleum engineer with over 10 years of experience in the oil and gas industry. Our 2016 gas reserves results, which are reported in the Supplemental Gas Data year ended December 31, 2016 Form 10-K, were audited by Netherland, Sewell & Associates, Inc. The technical person primarily responsible for overseeing the audit of our reserves is a registered professional engineer in the state of Texas with over 15 years of experience in the oil and gas industry. The gas reserves estimates are as follows:

			Condensate	Consolidated
	Natural Gas	NGLs	& Crude Oil	Operations
	(MMcf)	(Mbbls)	(Mbbls)	(MMcfe)
Balance December 31, 2013 (a)	5,585,107	21,546	2,806	5,731,214
Revisions (b)	(46,560)	40,363	3,756	218,168
Price Changes	15,512	—	—	15,512
Extensions and Discoveries (c)	979,801	18,459	1,314	1,098,436
Production	(216,260)	(2,578)	(664)	(235,714)
Balance December 31, 2014 (a)	6,317,600	77,790	7,212	6,827,616
Revisions (d)	1,052,978	45,993	6,662	1,368,909
Price Changes	(2,866,123)	(45,675)	(3,208)	(3,159,421)
Extensions and Discoveries (e)	840,800	13,916	1,707	934,542
Production	(285,041)	(5,812)	(1,458)	(328,657)
Balance December 31, 2015 (a)	5,060,214	86,212	10,915	5,642,989
Revisions (f)	21,280	(20,669)	481	(99,849)
Price Changes	(179,914)	(1,647)	(35)	(190,009)
Extensions and Discoveries (g)	643,688	10,960	1,783	720,146
Production	(358,474)	(5,119)	(867)	(394,387)
Purchases of Reserves In-Place (h)	1,352,759	13,177	1,970	1,443,642
Sales of Reserves In-Place (h)	(711,155)	(22,382)	(4,240)	(870,884)
Balance December 31, 2016 (a)	5,828,398	60,532	10,007	6,251,648

Proved developed reserves (i):
December 31, 2014	2,979,906	32,405	4,061	3,198,706
December 31, 2015	3,310,894	59,196	5,180	3,697,152
December 31, 2016	3,478,464	30,666	3,474	3,683,302

Proved undeveloped reserves:
December 31, 2014	3,337,694	45,385	3,151	3,628,910
December 31, 2015	1,749,320	27,016	5,736	1,945,837
December 31, 2016	2,349,934	29,866	6,536	2,568,346
__________

(a)
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

(c)
Extensions and Discoveries in 2014 are primarily due to the addition of wells on our Marcellus and Utica Shale acreage. We also included Marcellus Shale wells which are more than one offset location away due to continued use of reliable technology.

(d)	The upward revisions in 2015 are attributable to efficiencies in operations and well performance.

(e)
Extensions and Discoveries in 2015 are due mainly to the high grading of locations which resulted in the addition of wells on our Marcellus and Utica Shale acreage more than one offset location away with continued use of reliable technology.

(f)	The net downward revisions for 2016 are primarily due to changes in plans related to future locations.

(g)	Extensions and Discoveries in 2016 are due to the addition of wells on our Marcellus and Utica Shale acreage more than one offset location away with continued use of reliable technology.

(h)	Purchases and Sales of Reserves In-Place in 2016 is the result of our fourth quarter realignment of the Marcellus Shale properties as part of dissolving our joint venture with Noble Energy.

(i)
Included in our proved developed reserves at December 31, 2016 are producing wells with negative undiscounted cash flows that represent 199.3 Bcfe of natural gas and equivalents which represents 3.2% of our total reserves quantities. These consist primarily of conventional wells and the company includes these wells in our reserves as we continue to produce the properties.

For the Year
Ended
December 31,
2016
Proved Undeveloped Reserves (MMcfe)
Beginning proved undeveloped reserves	1,945,837
Undeveloped reserves transferred to developed(a)	(211,876)
Disposition of reserves in place	(199,401)
Acquisition of reserves in place	547,680
Price Changes	(188,066)
Plan and other revisions (b)	4,906
Extension and discoveries (c)	669,266
Ending proved undeveloped reserves(d)(e)	2,568,346
_________

(a)
During 2016, various exploration and development drilling and evaluations were completed. Approximately, $58,694 of capital was spent in the year ended December 31, 2016 related to undeveloped reserves that were transferred to developed.

(b) Plan and other revisions are due to high grading of locations. These changes along with upward revisions attributable to efficiencies in operations and well performance had the total affect of a positive revision.

(c)
Extensions and discoveries are due mainly to the high grading of locations which resulted in the addition of wells on our Marcellus and Utica Shale acreage more than one offset location away with continued use of reliable technology.

(d)
Included in proved undeveloped reserves at December 31, 2016 are approximately 215,861 MMcfe of reserves that have been reported for more than five years. These reserves specifically relate to GOB (a rubble zone formed in the cavity created by the extraction of coal) production due to a complex fracture being generated in the overburden strata above the mined seam. Mining operations take a significant amount of time and our GOB forecasts are consistent with the future plans of the Buchanan Mine that was sold in March 2016 to Coronado IV LLC (See Note 2 - Discontinued Operations for more information) with the rights to this gas being retained by the Company. Evidence also exists that supports the continual operation of the mine beyond the current plan, unless there was an extreme circumstance resulting from an external factor. These reasons constitute the specific circumstances that exist to continue recognizing these reserves for CONSOL Energy.

(e)
Included in proved undeveloped reserves at December 31, 2016 are 175 gross proved undeveloped locations that generate positive future net revenue but have negative present worth discounted at 10 percent as of December 31, 2016, representing 58.9% of our total proved undeveloped reserves. Additionally, the 1,511.8 Bcfe of natural gas and equivalents attributable to these locations represent approximately 24.2% of our total proved reserves. The Company includes these well sites in its current drilling plans and currently intends to drill these sites as our economic modeling of these well locations generate positive future cash flows.

At December 31, 2016 there were no wells pending the determination of proved reserves.
The following table represents the capitalized exploratory well cost activity as indicated:

	December 31,
	2016	2015	2014
Costs reclassified to wells, equipment and facilities based on the determination of proved reserves	$40,917	$17,179	$27,453
Costs expensed due to determination of dry hole or abandonment of project	$—	$—	$2,041
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

	December 31,
	2016	2015	2014
Future Cash Flows (a)
Revenues	$11,303,409	$11,837,732	$28,502,852
Production costs	(5,850,941)	(6,584,947)	(10,100,868)
Development costs	(1,550,294)	(1,220,010)	(3,368,621)
Income tax expense	(1,482,826)	(1,532,454)	(5,711,989)
Future Net Cash Flows	2,419,348	2,500,321	9,321,374
Discounted to present value at a 10% annual rate	(1,464,231)	(1,481,017)	(6,337,216)
Total standardized measure of discounted net cash flows	$955,117	$1,019,304	$2,984,158

(a)
For 2016, the reserves were computed using unweighted arithmetic averages of the closing prices on the first day of each month during 2016, adjusted for energy content and a regional price differential. For 2016, this adjusted natural gas price was $1.73 per mcf, the adjusted oil price was $25.04 per barrel and the adjusted NGL price was $15.77 per barrel.

For 2015, the reserves were computed using unweighted arithmetic averages of the closing prices on the first day of each month during 2015, adjusted for energy content and a regional price differential. For 2015, this adjusted natural gas price was $2.02 per mcf, the adjusted oil price was $25.29 per barrel and the adjusted NGL price was $15.59 per barrel.

For 2014, the reserves were computed using unweighted arithmetic averages of the closing prices on the first day of each month during 2014, adjusted for energy content and a regional price differential. For 2014, this adjusted natural gas price was $3.85 per mcf, the adjusted oil price was $77.30 per barrel and the adjusted NGL price was $46.54 per barrel.

The following are the principal sources of change in the standardized measure of discounted future net cash flows for consolidated operations during:

	December 31,
	2016	2015	2014
Balance at beginning of period	$1,019,304	$2,984,158	$1,680,811
Net changes in sales prices and production costs	(172,812)	(4,151,684)	517,731
Sales net of production costs	(150,819)	(589,533)	(559,563)
Net change due to revisions in quantity estimates	(35,502)	408,006	151,233
Net change due to extensions, discoveries and improved recovery	(54,628)	157,016	418,775
Development costs incurred during the period	138,813	666,315	952,733
Difference in previously estimated development costs compared to actual costs incurred during the period	(39,821)	8,911	(102,949)
Purchase of Reserves In-Place	238,819	—	—
Sales of Reserves In-Place	(137,998)	—	—
Changes in estimated future development costs	(158,000)	374,982	595,221
Net change in future income taxes	36,513	1,259,744	(798,470)
Accretion of discount and other	271,248	(98,611)	128,636
Total discounted cash flow at end of period	$955,117	$1,019,304	$2,984,158

Supplemental Coal Data (unaudited)

	Millions of Tons
	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Proven and probable coal reserves at beginning of period	3,047	3,238	3,032	4,229	4,314
Purchased reserves	—	24	—	1	—
Reserves sold in place	(601)	(43)	(233)	(1,199)	(155)
Production	(26)	(29)	(32)	(55)	(55)
Revisions and other changes	(59)	(143)	471	56	125
Consolidated proven and probable coal reserves at end of period* (1)	2,361	3,047	3,238	3,032	4,229

Proportionate share of proven and probable coal reserves of unconsolidated equity affiliates (excluded from the table above)*	—	—	55	57	41
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
CONSOL Energy's coal reserves are located in nearly every major coal-producing region in North America. Our estimate of proven and probable coal reserves has been determined by CONSOL Energy. At December 31, 2016, 141 million tons were assigned to mines either in production or temporarily idled. The proven and probable coal reserves at December 31, 2016 include 2,274 million tons of thermal coal reserves, of which approximately 2 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million British thermal unit (Btu), 8 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu, and 90 percent has a sulfur content equivalent to greater than 2.5 pounds sulfur dioxide per million Btu. The reserves also include 87 million tons of metallurgical coal in consolidated reserves, of which approximately 24 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million Btu and 76 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu.

Supplemental Quarterly Information (unaudited):
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Sales (A)	$478,864	$235,251	$688,590	$390,398
Freight Revenue	$13,110	$11,447	$9,392	$12,519
Costs and Expenses (B)	$329,071	$369,392	$361,551	$415,224
Freight Expense	$13,110	$11,447	$9,392	$12,519
(Loss) Income from Continuing Operations	$(43,291)	$(234,044)	$62,568	$(321,198)
(Loss) Income from Discontinued Operations	$(53,167)	$(234,605)	$(34,975)	$19,564
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(97,572)	$(469,828)	$25,345	$(306,047)
Earnings Per Share
Basic:
(Loss) Income from Continuing Operations	$(0.19)	$(1.03)	$0.26	$(1.42)
(Loss) Income from Discontinued Operations	$(0.24)	$(1.02)	$(0.15)	$0.09
Net (Loss) Income	$(0.43)	$(2.05)	$0.11	$(1.33)
Dilutive:
(Loss) Income from Continuing Operations	$(0.19)	$(1.03)	$0.26	$(1.42)
(Loss) Income from Discontinued Operations	$(0.24)	$(1.02)	$(0.15)	$0.09
Net (Loss) Income	$(0.43)	$(2.05)	$0.11	$(1.33)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Sales (A)	$715,740	$503,825	$631,979	$602,772
Freight Revenue	$5,018	$2,750	$2,436	$10,295
Costs and Expenses (B)	$399,281	$351,200	$267,826	$243,267
Freight Expense	$5,018	$2,750	$2,436	$10,295
Income (Loss) from Continuing Operations (C)	$52,964	$(577,884)	$129,312	$45,342
Income (Loss) from Discontinued Operations	$26,067	$(25,417)	$(3,842)	$(11,017)
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$79,031	$(603,301)	$118,980	$30,405
Earnings Per Share
Basic:
Income (Loss) from Continuing Operations	$0.23	$(2.52)	$0.54	$0.18
Income (Loss) from Discontinued Operations	$0.11	$(0.12)	$(0.02)	$(0.05)
Net Income (Loss)	$0.34	$(2.64)	$0.52	$0.13
Dilutive:
Income (Loss) from Continuing Operations	$0.23	$(2.52)	$0.54	$0.18
Income (Loss) from Discontinued Operations	$0.11	$(0.12)	$(0.02)	$(0.05)
Net Income (Loss)	$0.34	$(2.64)	$0.52	$0.13

(A) Includes natural gas, NGLs, and oil sales; gain (loss) on commodity derivative instruments; coal sales; other outside sales; and purchased gas sales.
(B) Includes exploration and production costs, coal costs and miscellaneous operating expense, excluding DD&A, other corporate expenses, selling, general and administrative, loss on debt extinguishment, interest expense and freight expense.

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
Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2016 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of CONSOL Energy's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that CONSOL Energy maintained effective internal control over financial reporting as of December 31, 2016.
The effectiveness of CONSOL Energy's internal control over financial reporting as of December 31, 2016 has been audited by Ernst and Young, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm in Part II, Item 9A of this annual report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of CONSOL Energy Inc. and Subsidiaries

We have audited CONSOL Energy Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CONSOL Energy Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, CONSOL Energy Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CONSOL Energy Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 of CONSOL Energy Inc. and Subsidiaries and our report dated February 8, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 8, 2017

ITEM 9B.	OTHER INFORMATION

NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference from the information under the captions “PROPOSAL NO. 1-ELECTION OF DIRECTORS-Biographies of Nominees,” “BOARD OF DIRECTORS AND COMPENSATION INFORMATION and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement for the annual meeting of shareholders to be held on May 9, 2017 (the “Proxy Statement”).

Executive Officers of CONSOL Energy

The following is a list, as of February 1, 2017, of CONSOL Energy executive officers, their ages and their positions and offices held with CONSOL Energy.

Name	Age	Position
Nicholas J. DeIuliis	48	President and Chief Executive Officer
Stephen W. Johnson	58	Executive Vice President - Chief Administrative Officer
David M. Khani	53	Executive Vice President and Chief Financial Officer
Timothy C. Dugan	55	Executive Vice President and Chief Operating Officer - Exploration and Production
James A. Brock	60	Executive Vice President and Chief Operating Officer - Coal

Nicholas J. DeIuliis has been President of CONSOL Energy since February 23, 2011 and on May 7, 2014 he was named CONSOL's Chief Executive Officer. Mr. DeIuliis previously served in various positions at CNX Gas Corporation, including President, Chief Executive Officer and Chief Operating Officer. He is currently Chairman of the Board at CNX Gas Corporation. He was Executive Vice President and Chief Operating Officer of CONSOL Energy from January 16, 2009 until February 23, 2011. Prior to that time, he held the following positions at CONSOL Energy: Senior Vice President - Strategic Planning (November 1, 2004 to August 2005); Vice President Strategic Planning (April 1, 2002 to November 1, 2004); Director-Corporate Strategy (October 1, 2001 to April 1, 2002); Manager-Strategic Planning (January 1, 2001 to October 2001); and Supervisor-Process Engineering (April 1, 1999 to January 1, 2001). He was appointed a directer and elected Chairman of the Board of the general partner of CNX Coal Resources, LP effective March 16, 2015.

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

Timothy C. Dugan has been Chief Operating Officer- Exploration & Production of CONSOL Energy since January 28, 2014. On September 20, 2016 he was given the additional title of Executive Vice President. He was President and Chief Operating Office of CNX Gas Corporation from May 22, 2014 to December 1, 2014, when he became President and Chief Executive Officer. Prior to joining CONSOL Energy, Mr. Dugan was Vice President - Appalachia South Business Unit at Chesapeake Energy Corporation.

During his seven years with Chesapeake Energy, he held the titles of Senior Asset Manager, Operations Superintendent, Senior Asset Manager and District Manager.  From 2001 to 2007, Mr. Dugan was employed with EQT Corporation, where he held the titles of Regional Reservoir Engineer and Director of Operations - Engineering.

James A. Brock has been Chief Operating Officer - Coal of CONSOL Energy since December 10, 2010. On September 20, 2016 he was given the additional title of Executive Vice President. Prior to this appointment, he served as Senior Vice President - Northern Appalachia - West Virginia Operations of CONSOL Energy beginning December 3, 2007.  From September 7, 2006 until December 3, 2007 he served as Vice President-Operations.  Mr. Brock began his career with CONSOL Energy in 1979 at the Matthews Mine and since then has served at various locations in many positions including Section Foreman, Mine Longwall Coordinator, General Mine Foreman, and Superintendent. Mr. Brock was appointed the Chief Executive Officer and a director of the general partner of CNX Coal Resources, LP effective March 16, 2015.

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

By certification dated June 8, 2016, CONSOL Energy's Chief Executive Officer certified to the New York Stock Exchange (NYSE) that he was not aware of any violation by the Company of the NYSE corporate governance listing standards. In addition, the required Sarbanes-Oxley Act, Section 302 certifications regarding the quality of our public disclosures were filed by CONSOL Energy as exhibits to this Form 10-K.

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

2.4
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

2.5
Exchange Agreement dated October 29, 2016, by and between CNX Gas Company LLC and Noble Energy, Inc. including Appendix I (Definitions) thereto, incorporated by reference to Exhibit 2.1 to Form 8-K (file no. 001-14901) filed on October 31, 2016.

2.6
First Amendment to Exchange Agreement dated as of December 1, 2016, by and between CNX Gas Company LLC and Noble Energy, Inc. Exhibits and Schedules identified in the First Amendment to Exchange Agreement are not being filed but will be furnished supplementally to the Securities and Exchange Commission upon request.

3.1	Restated Certificate of Incorporation of CONSOL Energy Inc., incorporated by reference to Exhibit 3.1 to Form 8-K (file no. 001-14901) filed on May 8, 2006.
3.2	CONSOL Energy Inc. Bylaws (Amended and Restated on September 20, 2016), incorporated by reference to Exhibit 3.1 to Form 8-K (file no. 001-14901) filed on September 26, 2016.
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

10.6
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

10.7
Contribution Agreement dated as of November 15, 2016, by and among CONE Gathering LLC, CONE Midstream GP LLC, CONE Midstream Partners LP, CONE Midstream Operating Company LLC and certain other signatories thereto, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on November 16, 2016.

10.8
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

10.12
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

10.13
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

10.14
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

10.15
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

10.16
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

10.18
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

10.19
Eleventh Amendment to Amended and Restated Receivables Purchase Agreement, dated as of May 23, 2014, by and among CNX Funding Corporation, as seller, CONSOL Energy Inc., as the initial Servicer, the Sub-Servicers listed on the signature pages thereto, the Conduit Purchasers listed on the signature pages thereto, the Purchaser Agents listed on the signature pages thereto, the LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator, and as LC Bank, incorporated by reference to Exhibit 10.2 of Form 10-Q (file no. 001-14901) filed on May 5, 2015.

10.20
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

10.21
Letter Agreement re: Receivables Purchase Agreement - Dilution Ratio, dated June 21, 2012, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2012 (file no. 001-14901), filed on August 1, 2012.

10.22
Letter Agreement Re: Receivables Purchase Agreement - Delinquency Ratio and Default Ratio, dated April 18, 2014, incorporated by reference to Exhibit 10.1 of Form 10-Q (file no. 001-14901) filed on May 5, 2015.

10.23
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

10.29
Resignation, Consent and Appointment Agreement entered into as of September 12, 2016, by and among Bank of America, N.A., as the resigning Syndication Agent under that certain Amended and Restated Credit Agreement, dated as of June 18, 2014, JPMorgan Chase Bank, N.A., as the successor Syndication Agent, and CONSOL Energy Inc., a Delaware corporation, as the Borrower, incorporated by reference to Exhibit 10.3 to the Form 10-Q (file no. 001-14901) for the quarter ended September 30, 2016, filed on November 1, 2016.

10.30
Amended and Restated Collateral Trust Agreement, dated as of May 7, 2010, by and among CONSOL Energy Inc. and its Designated Subsidiaries, Wilmington Trust Company, as Corporate Trustee and David A. Vanaskey, as Individual Trustee, incorporated by reference to Exhibit 2.2 to Form 8-K (file no. 001-14901) filed on May 13, 2010.

10.31
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

10.32
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

10.34
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

10.35
Patent, Trademark and Copyright Assignment and Assumption, dated as of April 12, 2011, between Wilmington Trust Company as assignor and PNC Bank, National Association as assignee, incorporated by reference to Exhibit 2.1 to Form 8-K (file no. 001-14901) filed on April 18, 2011.

10.36
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

10.38
CNX Gas Continuing Agreement of Guaranty and Suretyship, dated as of April 12, 2011, by CNX Gas Corporation and certain of its subsidiaries, incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on April 18, 2011.

10.39
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

10.41
Amendment No. 1 to Credit Agreement, dated as of December 14, 2011, by and among CNX Gas Corporation, the lenders and agents party thereto and PNC Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.29 to Form 10-K for the year ended December 31, 2012 (file no. 01-14901), filed on February 7, 2013.

10.42
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

10.43
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

10.45
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

10.46
CONSOL Amended and Restated Continuing Agreement of Guaranty and Suretyship, dated as of April 12, 2011, by CONSOL Energy and certain of its subsidiaries, incorporated by reference to Exhibit 10.4 to Form 8-K (file no. 001-14901) filed on April 18, 2011.

10.47
Amended and Restated Continuing Agreement of Guaranty and Suretyship, dated as of April 12, 2011, among CNX Gas Company LLC and certain of its subsidiaries, incorporated by reference to Exhibit 10.5 to Form 8-K (file no. 001-14901) filed on April 18, 2011.

10.48
Successor Agent Agreement, dated as of April 12, 2011, by and among Wilmington Trust Company and David A. Vanaskey as existing agents, PNC Bank, National Association as Collateral Trustee and CNX Gas Corporation and certain of its subsidiaries, incorporated by reference to Exhibit 2.3 to Form 8-K (file no. 001-14901) filed on April 18, 2011.

10.49
Closing Agreement by and between CNX Gas Company LLC and Noble Energy, Inc. dated as of September 30, 2011, incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-14901) for the quarter ended September 30, 2011, filed on October 31, 2011.

10.50
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

10.51
Amendment No. 1, dated April 19, 2013, to the Asset Acquisition Agreement, dated August 17, 2011, between CNX Gas Company LLC and Noble Energy, Inc, incorporated by reference to Exhibit 10.2 of Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2013, filed on August 5, 2013.

10.52
Purchase Agreement, dated as of April 10, 2014, among CONSOL Energy Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers named therein, incorporated by reference to Exhibit 1.1 to Form 8-K (file no. 001-14901) filed on April 16, 2014.

10.53*
Amended and Restated Employment Agreement, dated March 21, 2014, between CONSOL Energy Inc. and J. Brett Harvey incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on March 26, 2014.

10.54*
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

10.60*
Amended and Restated Change in Control Severance Agreement, dated as of August 24, 2015, between CONSOL Energy Inc., and James A. Brock, incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 001-14901) for the quarter ended September 30, 2015, filed on November 3, 2015

10.61*	Amended and Restated Change in Control Severance Agreement, dated as of February 7, 2017, between CNX Coal Resources GP LLC, and James A. Brock.
10.62*
Amended and Restated Change in Control Severance Agreement, dated as of August 24, 2015, between CONSOL Energy Inc., and Timothy Dugan, incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 001-14901) for the quarter ended September 30, 2015, filed on November 3, 2015.

10.63*	Agreement, dated as of April 28, 2016, between CONSOL Energy Inc. and James C. Grech, incorporated by reference to Exhibit 10.1 to the Form 8-K (file no. 001-14901) filed on May 4, 2016.
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

10.66*	CONSOL Energy Inc. Equity Incentive Plan, as amended and restated effective May 11, 2016, incorporated by reference to Exhibit 99.1 to the Form S-8 (file no. 333-211286) filed on May 4, 2016.
10.67*	Amended and Restated CONSOL Energy Inc. Executive Annual Incentive Plan, incorporated by reference to Appendix A to the Form DEF 14A (file no. 001-14901) filed on March 29, 2013.
10.68*	Form of Non-Qualified Stock Option Award Agreement For Employees, incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 (file no. 333-149442) filed on February 28, 2008.
10.69*
Form of Non-Qualified Stock Option Award Agreement for Employees (February 17, 2009 and through 2012), incorporated by reference to Exhibit 10.28 to Form S-4 (file no. 333-157894) filed on June 26, 2009.

10.70*	Form of Non-Qualified Performance Stock Option Agreement for Employees, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on June 21, 2010.
10.71*
Form of Non-Qualified Stock Option Award for Employees (January 27, 2016), incorporated by reference to Exhibit 10.72 to Form 10-K (file no. 001-14901) for the year ended December 31, 2015, filed on February 5, 2016.

10.72*
Form of Employee Nonqualified Stock Option Agreement (May 26, 2016), incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2016, filed on July 29, 2016.

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

10.77*	Form of Restricted Stock Unit Award Agreement for Employees (With Deferral Election) (for 2017 awards).
10.78*
Form of Performance Share Unit Award Agreement (for 2014 awards), incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2014, filed on May 6, 2014.

10.79*
Form of Performance Share Unit Award Agreement (for 2015 awards), incorporated by reference to Exhibit 10.69 to Form 10-K for the year ended December 31, 2014 (file no. 001-14901), filed on February 6, 2015.

10.80*
Form of Performance Share Unit Award Agreement (for 2016 awards), incorporated by reference to Exhibit 10.79 to Form 10-K (file no. 001-14901) for the year ended December 31, 2015, filed on February 5, 2016.

10.81*	Form of Performance Share Unit Award Agreement (for 2017 awards).
10.82*	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.69 to Form 10-K (file no. 001-14901) for the year ended December 31, 2013, filed on February 7, 2014.
10.83*	Directors Deferred Compensation Plan (1999 Plan), incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2008, filed on April 30, 2008.
10.84*
Directors' Deferred Fee Plan (2004 Plan) (Amended and Restated on December 4, 2007), incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2008, filed on April 30, 2008.

10.85*
Hypothetical Investment Election Form Relating to Directors' Deferred Fee Plan (2004 Plan), incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.86*	Form of Director Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.95 to the Form 8-K (file no. 001-14901) filed on May 8, 2006.
10.87*
Trust Agreement (Amended and Restated on March 20, 2008) (1999 Directors Deferred Compensation Plan), incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2008, filed on April 30, 2008.

10.88*
Trust Agreement (Amended and Restated on March 20, 2008) (Directors' Deferred Fee Plan (2004 Plan)), incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2008, filed on April 30, 2008.

10.89*
Amended and Restated Retirement Restoration Plan of CONSOL Energy Inc., incorporated reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2008 (file no. 001-14901), filed on February 17, 2009.

10.90*
Amended and Restated Supplemental Retirement Plan of CONSOL Energy Inc. effective January 1, 2007, as amended and restated on September 8, 2009, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on September 11, 2009.

10.91*
Amendment to CONSOL Energy Inc. Supplemental Retirement Plan, dated as of October 17, 2011, incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 001-14901), for the quarter ended September 30, 2011, filed on October 31, 2011.

10.92*
CONSOL Energy Inc. Defined Contribution Restoration Plan, effective January 1, 2012, incorporated by reference to Exhibit 10.12 of Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2014, filed on May 6, 2014.

10.93*
Executive Compensation Clawback Policy of CONSOL Energy Inc., dated as of January 28, 2014, incorporated by reference to Exhibit 10.11 of Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2014, filed on May 6, 2014.

12	Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Employee Business Conduct and Ethics
21	Subsidiaries of CONSOL Energy Inc.
23.1	Consent of Ernst & Young LLP
23.2	Consent of Netherland Sewell & Associates, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosure Exhibit
99	Engineers' Audit Letter
101	Interactive Data File (Form 10-K for the year ended December 31, 2016 furnished in XBRL).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 8th day of February, 2017.

CONSOL ENERGY INC.

By:	/s/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Director, Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 8th day of February, 2017, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ NICHOLAS J. DEIULIIS	Director, Chief Executive Officer and President
Nicholas J. DeIuliis	(Duly Authorized Officer and Principal Executive Officer)

/s/ DAVID M. KHANI	Chief Financial Officer and Executive Vice President
David M. Khani	(Duly Authorized Officer and Principal Financial Officer)

/s/ C. KRISTOPHER HAGEDORN	Controller and Vice President
C. Kristopher Hagedorn	(Duly Authorized Officer and Principal Accounting Officer)

/s/ WILLIAM N. THORNDIKE	Director and Chairman of the Board
William N. Thorndike

/s/ ALVIN R. CARPENTER	Director
Alvin R. Carpenter

/s/ WILLIAM E. DAVIS	Director
William E. Davis

/s/ MAUREEN E. LALLY-GREEN	Director
Maureen E. Lally-Green

/s/ GREGORY A. LANHAM	Director
Gregory A. Lanham

/s/ BERNARD LANIGAN JR.	Director
Bernard Lanigan Jr.

/s/ JOHN T. MILLS	Director
John T. Mills

/s/ JOSEPH P. PLATT	Director
Joseph P. Platt

/s/ WILLIAM P. POWELL	Director
William P. Powell

/s/ EDWIN S. ROBERSON	Director
Edwin S. Roberson

SCHEDULE II

CONSOL ENERGY INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

		Additions	Deductions
	Balance at		Release of		Balance at
	Beginning	Charged to	Valuation	Charged to	End
	of Period	Expense	Allowance	Expense	of Period
Year Ended December 31, 2016
State operating loss carry-forwards	$42,983	$17,505	$—	$—	$60,488
Deferred deductible temporary differences	9,420	1,170	—	—	10,590
Charitable Contributions	—	5,052	—	—	5,052
AMT Credit	—	166,798	—	—	166,798
Foreign Tax Credits	25,903	13,947	—	—	39,850
Total	$78,306	$204,472	$—	$—	$282,778

Year Ended December 31, 2015
State operating loss carry-forwards	$6,080	$31,578	$5,325	$—	$42,983
Deferred deductible temporary differences	16	7,914	1,490	—	9,420
Foreign Tax Credits	—	25,903	—	—	25,903
Total	$6,096	$65,395	$6,815	$—	$78,306

Year Ended December 31, 2014
State operating loss carry-forwards	$7,527	$157	$(1,323)	$(281)	$6,080
Deferred deductible temporary differences	5	11	—	—	16
Total	$7,532	$168	$(1,323)	$(281)	$6,096