Form 10-Q
period 2017-03-31
CONSOL Energy Inc
filed 2017-05-02
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒    Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☐
Emerging Growth Company ☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of April 17, 2017
Common stock, $0.01 par value	230,049,173

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
Tcfe - One trillion cubic feet of natural gas equivalents, with one barrel of oil being equivalent to 6,000 cubic feet of gas.

PART I : FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended
(Unaudited)	March 31,
Revenues and Other Income:	2017	2016
Natural Gas, NGLs and Oil Sales	$317,763	$181,255
(Loss) Gain on Commodity Derivative Instruments	(22,463)	55,060
Coal Sales	316,448	226,164
Other Outside Sales	13,053	7,766
Purchased Gas Sales	8,979	8,618
Freight-Outside Coal	12,282	13,110
Miscellaneous Other Income	40,696	48,131
Gain (Loss) on Sale of Assets	11,951	(7,276)
Total Revenue and Other Income	698,709	532,828
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	21,633	27,739
Transportation, Gathering and Compression	94,332	93,974
Production, Ad Valorem, and Other Fees	9,329	8,303
Depreciation, Depletion and Amortization	95,348	105,715
Exploration and Production Related Other Costs	9,786	1,747
Purchased Gas Costs	8,895	7,868
Other Corporate Expenses	17,930	22,798
Impairment of Exploration and Production Properties	137,865	—
Selling, General, and Administrative Costs	21,490	22,458
Total Exploration and Production Costs	416,608	290,602
PA Mining Operations Costs
Operating and Other Costs	199,815	154,101
Depreciation, Depletion and Amortization	42,301	41,266
Freight Expense	12,282	13,110
Selling, General, and Administrative Costs	14,868	5,776
Total PA Mining Operations Costs	269,266	214,253
Other Costs
Miscellaneous Operating Expense	43,200	35,339
Selling, General, and Administrative Costs	2,211	1,853
Depreciation, Depletion and Amortization	11,104	8,007
Gain on Debt Extinguishment	(822)	—
Interest Expense	44,433	49,865
Total Other Costs	100,126	95,064
Total Costs And Expenses	786,000	599,919
Loss From Continuing Operations Before Income Tax	(87,291)	(67,091)
Income Tax Benefit	(53,789)	(23,800)
Loss From Continuing Operations	(33,502)	(43,291)
Loss From Discontinued Operations, net	—	(53,167)
Net Loss	(33,502)	(96,458)
Less: Net Income Attributable to Noncontrolling Interest	5,464	1,114
Net Loss Attributable to CONSOL Energy Shareholders	$(38,966)	$(97,572)

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(CONTINUED)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
(Unaudited)	2017	2016
Loss Per Share
Basic
Loss from Continuing Operations	$(0.17)	$(0.19)
Loss from Discontinued Operations	—	(0.24)
Total Basic Loss Per Share	$(0.17)	$(0.43)
Dilutive
Loss from Continuing Operations	$(0.17)	$(0.19)
Loss from Discontinued Operations	—	(0.24)
Total Dilutive Loss Per Share	$(0.17)	$(0.43)

Dividends Declared Per Share	$—	$0.0100

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(Dollars in thousands)	March 31,
(Unaudited)	2017	2016
Net Loss	$(33,502)	$(96,458)
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($2,052), $682)	3,502	(2,484)
Reclassification of Cash Flow Hedges from OCI to Earnings (Net of tax: $5,624)	—	(9,814)

Other Comprehensive Income (Loss)	3,502	(12,298)

Comprehensive Loss	(30,000)	(108,756)

Less: Comprehensive Income Attributable to Noncontrolling Interests	5,452	1,114

Comprehensive Loss Attributable to CONSOL Energy Inc. Shareholders	$(35,452)	$(109,870)

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$61,266	$60,475
Accounts and Notes Receivable:
Trade	215,329	220,222
Other Receivables	100,949	69,901
Inventories	69,618	65,461
Recoverable Income Taxes	124,555	116,851
Prepaid Expenses	44,498	93,146
Current Assets of Discontinued Operations	—	83
Total Current Assets	616,215	626,139
Property, Plant and Equipment:
Property, Plant and Equipment	13,518,261	13,771,388
Less—Accumulated Depreciation, Depletion and Amortization	5,695,342	5,630,949
Property, Plant and Equipment of Assets Held for Sale, Net	163,622	—
Total Property, Plant and Equipment—Net	7,986,541	8,140,439
Other Assets:
Deferred Income Taxes	44,174	4,290
Investment in Affiliates	197,385	190,964
Other	219,454	222,149
Total Other Assets	461,013	417,403
TOTAL ASSETS	$9,063,769	$9,183,981

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	March 31, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$270,739	$241,616
Current Portion of Long-Term Debt	11,851	12,000
Other Accrued Liabilities	704,367	680,348
Current Liabilities of Discontinued Operations	5,892	6,050
Total Current Liabilities	992,849	940,014
Long-Term Debt:
Long-Term Debt	2,620,698	2,722,995
Capital Lease Obligations	36,596	39,074
Total Long-Term Debt	2,657,294	2,762,069
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	656,890	659,474
Pneumoconiosis Benefits	107,792	108,073
Mine Closing	224,055	218,631
Gas Well Closing	224,588	223,352
Workers’ Compensation	66,429	67,277
Salary Retirement	108,485	112,543
Other	119,048	151,660
Total Deferred Credits and Other Liabilities	1,507,287	1,541,010
TOTAL LIABILITIES	5,157,430	5,243,093
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 230,034,586 Issued and Outstanding at March 31, 2017; 229,443,008 Issued and Outstanding at December 31, 2016	2,304	2,298
Capital in Excess of Par Value	2,467,996	2,460,864
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	1,682,545	1,727,789
Accumulated Other Comprehensive Loss	(389,042)	(392,556)
Total CONSOL Energy Inc. Stockholders’ Equity	3,763,803	3,798,395
Noncontrolling Interest	142,536	142,493
TOTAL EQUITY	3,906,339	3,940,888
TOTAL LIABILITIES AND EQUITY	$9,063,769	$9,183,981

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total CONSOL Energy Inc. Stockholders’ Equity	Non- Controlling Interest	Total Equity
Balance at December 31, 2016	$2,298	$2,460,864	$1,727,789	$(392,556)	$3,798,395	$142,493	$3,940,888
(Unaudited)
Net (Loss) Income	—	—	(38,966)	—	(38,966)	5,464	(33,502)
Other Comprehensive Income (Loss) (Net of ($2,052) Tax)	—	—	—	3,514	3,514	(12)	3,502
Comprehensive (Loss) Income	—	—	(38,966)	3,514	(35,452)	5,452	(30,000)
Issuance of Common Stock	6	488	—	—	494	—	494
Treasury Stock Activity	—	—	(6,278)	—	(6,278)	—	(6,278)
Amortization of Stock-Based Compensation Awards	—	6,644	—	—	6,644	58	6,702
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,467)	(5,467)
Balance at March 31, 2017	$2,304	$2,467,996	$1,682,545	$(389,042)	$3,763,803	$142,536	$3,906,339

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Three Months Ended
(Unaudited)	March 31,
Cash Flows from Operating Activities:	2017	2016
Net Loss	$(33,502)	$(96,458)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Net Loss from Discontinued Operations	—	53,167
Depreciation, Depletion and Amortization	148,753	154,988
Impairment of Exploration and Production Properties	137,865	—
Stock-Based Compensation	6,702	5,624
(Gain) Loss on Sale of Assets	(11,951)	7,276
Gain on Debt Extinguishment	(822)	—
Loss (Gain) on Commodity Derivative Instruments	22,463	(55,060)
Net Cash (Paid) Received in Settlement of Commodity Derivative Instruments	(47,103)	84,331
Deferred Income Taxes	(41,936)	(23,582)
Equity in Earnings of Affiliates	(12,330)	(16,665)
Return on Equity Investment	—	4,512
Changes in Operating Assets:
Accounts and Notes Receivable	(27,908)	(14,833)
Inventories	(4,315)	(18,458)
Prepaid Expenses	870	18,980
Changes in Other Assets	936	(9,864)
Changes in Operating Liabilities:
Accounts Payable	4,016	(8,316)
Accrued Interest	34,411	35,867
Other Operating Liabilities	28,151	1,379
Changes in Other Liabilities	(10,036)	(3,313)
Other	10,930	4,087
Net Cash Provided by Continuing Operating Activities	205,194	123,662
Net Cash (Used in) Provided by Discontinued Operating Activities	(75)	6,290
Net Cash Provided by Operating Activities	205,119	129,952
Cash Flows from Investing Activities:
Capital Expenditures	(112,978)	(77,656)
Proceeds from Sales of Assets	19,427	8,453
Net Distributions from (Investments in) Equity Affiliates	5,909	(5,578)
Net Cash Used in Continuing Investing Activities	(87,642)	(74,781)
Net Cash Provided by Discontinued Investing Activities	—	395,757
Net Cash (Used in) Provided by Investing Activities	(87,642)	320,976
Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	—	(100,500)
Payments on Miscellaneous Borrowings	(2,942)	(2,095)
Payments on Long-Term Notes	(98,243)	—
Net (Payments on) Proceeds from Revolver - CNX Coal Resources LP	(4,000)	15,000
Distributions to Noncontrolling Interest	(5,467)	(5,413)
Dividends Paid	—	(2,294)
Issuance of Common Stock	494	3
Treasury Stock Activity	(6,278)	(1,510)
Debt Repurchase and Financing Fees	(250)	—
Net Cash Used in Continuing Financing Activities	(116,686)	(96,809)
Net Cash Used in Discontinued Financing Activities	—	(47)
Net Cash Used in Financing Activities	(116,686)	(96,856)
Net Increase in Cash and Cash Equivalents	791	354,072
Cash and Cash Equivalents at Beginning of Period	60,475	72,574
Cash and Cash Equivalents at End of Period	$61,266	$426,646
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheet at December 31, 2016 has been derived from the Audited Consolidated Financial Statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2016 included in CONSOL Energy Inc.'s Annual Report on Form 10-K.

Certain amounts in prior periods, primarily relating to discontinued operations, have been reclassified to conform with the report classifications of the year ended December 31, 2016, with no effect on previously reported net income or stockholders' equity.

In March 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update on stock compensation that intends to simplify and improve the accounting and statement of cash flow presentation for income taxes at settlement, forfeitures, and net settlements for withholding tax. The guidance is effective for public entities for fiscal years beginning after December 15, 2016. In accordance with this Update, $4,609 of additional income tax expense was recognized in the Consolidated Statements of Income for the three months ended March 31, 2017. Also in accordance with this update, the value of shares withheld for employee tax withholding purposes of $6,278 and $1,510 for the three months ended March 31, 2017 and March 31, 2016, respectively, were reclassified between Net Cash Provided by Operating Activities and Net Cash Used in Financing Activities of the Consolidated Statements of Cash Flows. As permitted by this update, the Company has elected to account for forfeitures of stock compensation as they occur. The cumulative effect of the policy election to recognize forfeitures as they occur was immaterial.

Basic earnings per share are computed by dividing net income attributable to CONSOL Energy Inc. ("CONSOL Energy" or the "Company") shareholders by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from stock options, performance stock options, restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and performance share options were exercised, that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period.

The table below sets forth the share-based awards that have been excluded from the computation of the diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2017	2016
Anti-Dilutive Options	5,472,165	5,365,686
Anti-Dilutive Restricted Stock Units	951,320	868,842
Anti-Dilutive Performance Share Units	1,762,690	113,531
Anti-Dilutive Performance Stock Options	802,804	802,804
	8,988,979	7,150,863

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended March 31,
	2017	2016
Options	61,624	—
Restricted Stock Units	334,040	484,680
Performance Share Units	560,936	—
	956,600	484,680
The computations for basic and dilutive earnings per share are as follows:

	For the Three Months Ended March 31,
	2017	2016
Numerator:
Loss from Continuing Operations	$(33,502)	$(43,291)
Less: Net Income Attributable to Non-Controlling Interest	5,464	1,114
Net Loss from Continuing Operations Attributable to CONSOL Energy Shareholders	$(38,966)	$(44,405)
Loss from Discontinued Operations	—	(53,167)
Net Loss Attributable to CONSOL Energy Shareholders	$(38,966)	$(97,572)

Denominator:
Weighted-average shares of common stock outstanding	229,817,169	229,259,228
Effect of dilutive shares	—	—
Weighted-average diluted shares of common stock outstanding	229,817,169	229,259,228
Loss per Share:
Basic (Continuing Operations)	$(0.17)	$(0.19)
Basic (Discontinued Operations)	—	(0.24)
Total Basic	$(0.17)	$(0.43)

Dilutive (Continuing Operations)	$(0.17)	$(0.19)
Dilutive (Discontinued Operations)	—	(0.24)
Total Dilutive	$(0.17)	$(0.43)

Changes in Accumulated Other Comprehensive Loss by component, net of tax, were as follows:

Postretirement Benefits
Balance at December 31, 2016	$(392,556)
Amounts Reclassified from Accumulated Other Comprehensive Loss	3,502
Add: Other Comprehensive Loss Attributable to Non-Controlling Interest	12
Balance at March 31, 2017	$(389,042)

The following table shows the reclassification of adjustments out of Accumulated Other Comprehensive Loss:

	For the Three Months Ended March 31,
	2017	2016
Derivative Instruments (Note 12)
Natural Gas Price Swaps and Options	$—	$(15,438)
Tax Expense	—	5,624
Net of Tax	$—	$(9,814)
Actuarially Determined Long-Term Liability Adjustments* (Note 4 and Note 5)
Amortization of Prior Service Costs	$(749)	$(148)
Recognized Net Actuarial Loss	6,303	5,511
Total	5,554	5,363
Tax Benefit	(2,052)	(2,018)
Net of Tax	$3,502	$3,345

*Excludes amounts related to the remeasurement of the Actuarially Determined Long-Term Liabilities for the three months ended March 31, 2016.

NOTE 2—DISCONTINUED OPERATIONS:

In August 2016, CONSOL Energy completed the sale of its Miller Creek and Fola Mining Complex subsidiaries. In the transaction, the buyer acquired the Miller Creek and Fola assets and assumed the Miller Creek and Fola mine closing and reclamation liabilities. In order to equalize the value exchange, CONSOL Energy paid $28,271 of cash at closing, which included property taxes associated with the properties sold and other closing costs (a portion of which will be held in escrow for purposes of obtaining the surety bonds required for the permits to transfer). CONSOL Energy will also pay a total of $13,700 in remaining installments over the next three years ending in January 2020.

In March 2016, CONSOL Energy completed the sale of its membership interests in CONSOL Buchanan Mining Company, LLC (BMC), which owned and operated the Buchanan Mine located in Mavisdale, Virginia; various assets relating to the Amonate Mining Complex located in Amonate, Virginia; Russell County, Virginia coal reserves and Pangburn Shaner Fallowfield coal reserves located in Southwestern, Pennsylvania to Coronado IV LLC ("Coronado"). Various CONSOL Energy assets were excluded from the sale including coalbed methane, natural gas and minerals other than coal, current assets of BMC, certain coal seams, certain surface rights, and the Amonate Preparation Plant. Coronado assumed only specified liabilities and various CONSOL Energy liabilities were excluded and not assumed. The excluded liabilities included BMC’s indebtedness, trade payables and liabilities arising prior to closing, as well as the liabilities of the subsidiaries other than BMC which are parties to the sale. In addition, the buyer agreed to pay CONSOL Energy for Buchanan Mine coal sold outside the U.S. and Canada during the five years following closing a royalty of 20% of any excess of the gross sales price per ton over the following amounts: (1) year one, $75.00 per ton; (2) year two, $78.75 per ton; (3) year three, $82.69 per ton; (4) year four, $86.82 per ton; (5) year five, $91.16 per ton. Total royalty income recognized under the year one agreement was $5,262 and was included in Miscellaneous Other Income on the Consolidated Statement of Income for the three months March 31, 2017. At closing, the parties entered into several agreements including, among others, agreements relating to the coordination and conduct of gas operations at the mines, an option to purchase the Amonate Preparation Plant and transition services. Cash proceeds of $402,799 were received at closing and are included in Net Cash Provided by Discontinued Investing Activities on the Consolidated Statements of Cash Flows for the three months ended March 31, 2016. The net loss on the sale was $38,364 and was included in Loss from Discontinued Operations, net on the Consolidated Statements of Income for the three months ended March 31, 2016.
For all periods presented in the accompanying Consolidated Statements of Income, BMC along with the various other assets and the Miller Creek and Fola Mining Complexes are classified as discontinued operations.

The following table details selected financial information for the divested business included within discontinued operations:

	For the Three Months Ended March 31,
	2017	2016
Coal Sales	$—	$76,519
Freight-Outside Coal	—	1,012
Miscellaneous Other Income	—	43
Loss on Sale of Assets	—	(38,364)
Total Revenue and Other Income	$—	$39,210
Total Costs	—	88,066
Loss From Operations Before Income Taxes	$—	$(48,856)
Income Tax Expense	—	4,311
Loss From Discontinued Operations, net	$—	$(53,167)

The following table details the major classes of assets and liabilities of discontinued operations:

	March 31, 2017	December 31, 2016
Assets:
Accounts Receivable - Trade	$—	$83
Total Current Assets	$—	$83
Total Assets of Discontinued Operations	$—	$83
Liabilities:
Accounts Payable	$—	$36
Other Current Liabilities	5,892	6,014
Total Current Liabilities	$5,892	$6,050
Total Liabilities of Discontinued Operations	$5,892	$6,050

NOTE 3—MISCELLANEOUS OTHER INCOME:

	For the Three Months Ended
	March 31,
	2017	2016
Equity in Earnings of Affiliates - CONE	$11,938	$14,351
Rental Income	8,842	9,196
Royalty Income - Non-Operated Coal	8,785	2,230
Purchased Coal Sales	3,541	—
Gathering Revenue	3,153	2,748
Interest Income	1,543	214
Right of Way Issuance	1,001	15,733
Equity in Earnings of Affiliates - Other	392	2,314
Other	1,501	1,345
Miscellaneous Other Income	$40,696	$48,131

NOTE 4—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

Components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits		Other Post-Employment Benefits
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2017	2016	2017	2016
Service Cost	$846	$482	$—	$—
Interest Cost	6,428	6,841	5,986	6,060
Expected Return on Plan Assets	(10,596)	(11,869)	—	—
Amortization of Prior Service Credits	(148)	(147)	(601)	—
Recognized Net Actuarial Loss	2,351	2,116	5,778	4,792
Net Periodic Benefit (Credit) Cost	$(1,119)	$(2,577)	$11,163	$10,852

NOTE 5—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:
Components of Net Periodic Benefit Cost (Credit) are as follows:

	CWP		Workers' Compensation
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2017	2016	2017	2016
Service Cost	$1,129	$1,204	$1,463	$1,904
Interest Cost	1,013	1,123	592	638
Amortization of Actuarial Gain	(1,908)	(1,383)	(153)	(101)
Administrative Fees	151	—	138	—
State Administrative Fees and Insurance Bond Premiums	—	—	799	731
Curtailment Gain	—	(1,307)	—	—
Net Periodic Benefit Cost (Credit)	$385	$(363)	$2,839	$3,172

Income attributable to discontinued operations included in the CWP net periodic credit above was $1,290 for the three months ended March 31, 2016 and was included in Loss from Discontinued Operations, net on the Consolidated Statements of Income.
On March 31, 2016, CONSOL Energy completed the sale of its membership interests in BMC (See Note 2 - Discontinued Operations). As a result of the sale, certain obligations of the CWP plan were transferred to the buyer. This transfer triggered a curtailment gain of $1,307 which was included in Loss from Discontinued Operations, net on the Consolidated Statements of Income. The curtailment resulted in a plan remeasurement which increased the plan liabilities by $7,713 at March 31, 2016.

NOTE 6—INCOME TAXES:

The effective tax rate for the three months ended March 31, 2017 and 2016 was 58.0% and 34.9%, respectively. The effective tax rate for the three months ended March 31, 2017 differs from the U.S. federal statutory rate of 35% primarily due to the income tax benefit for excess percentage depletion. The effective tax rate for the three months ended March 31, 2016 differs from the U.S. federal statutory rate primarily due to the income tax benefit for excess percentage depletion, partially offset by a charge to record a state valuation allowance resulting from the Buchanan sale.

The total amount of uncertain tax positions at March 31, 2017 and December 31, 2016 was $9,103. If these uncertain tax positions were recognized, approximately $666 would affect CONSOL Energy's effective tax rate at March 31, 2017 and December 31, 2016. There was no change to the unrecognized tax benefits during the three months ended March 31, 2017.
CONSOL Energy recognizes accrued interest related to uncertain tax positions in interest expense. As of March 31, 2017 and December 31, 2016, the Company reported an accrued interest liability relating to uncertain tax positions of $385 and $305, respectively, in Other Liabilities on the Consolidated Balance Sheets. The accrued interest liability includes $80 of accrued interest expense that is reflected in the Company's Consolidated Statements of Income for the three months ended March 31, 2017.
CONSOL Energy recognizes penalties accrued related to uncertain tax positions in its income tax expense. As of March 31, 2017 and December 31, 2016, CONSOL Energy had no accrued liabilities for tax penalties related to uncertain tax positions.
CONSOL Energy and its subsidiaries file federal income tax returns with the United States and tax returns within various states and Canadian jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2010. The Company expects the Joint Committee on Taxation to conclude its review of the audit of tax years 2010 through 2014 in the third quarter of 2017.

NOTE 7—INVENTORIES:

Inventory components consist of the following:

	March 31, 2017	December 31, 2016
Coal	$12,626	$7,800
Supplies	56,992	57,661
Total Inventories	$69,618	$65,461

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

NOTE 8—PROPERTY, PLANT AND EQUIPMENT:

	March 31, 2017	December 31, 2016
E&P Property, Plant and Equipment
Intangible drilling cost	$3,465,645	$3,583,565
Proved gas properties	1,982,134	2,016,916
Unproved gas properties	1,045,437	1,116,282
Gas gathering equipment	1,127,614	1,138,299
Gas wells and related equipment	763,248	791,996
Other gas assets	189,481	190,406
Gas advance royalties	13,186	13,762
Total E&P Property, Plant and Equipment	$8,586,745	$8,851,226
Less: Accumulated Depreciation, Depletion and Amortization	3,126,778	3,106,296
Total E&P Property, Plant and Equipment - Net	$5,459,967	$5,744,930

PA Mining Operations Property, Plant and Equipment
Coal and other plant and equipment	$2,318,308	$2,307,668
Coal properties and surface lands	458,976	458,398
Airshafts	372,656	371,752
Mine development	326,152	326,152
Coal advance mining royalties	16,108	16,224
Leased coal lands	26,556	26,566
Total PA Mining Operations and Other Property, Plant and Equipment	$3,518,756	$3,506,760
Less: Accumulated Depreciation, Depletion and Amortization	1,810,108	1,768,712
Total PA Mining Operations and Other Property, Plant and Equipment - Net	$1,708,648	$1,738,048

Other Property, Plant and Equipment
Coal and other plant and equipment	531,692	532,919
Coal properties and surface lands	481,037	481,126
Airshafts	10,002	10,003
Mine development	17,988	17,988
Coal advance mining royalties	311,205	310,530
Leased coal lands	60,836	60,836
Total Other Property, Plant and Equipment	$1,412,760	$1,413,402
Less: Accumulated Depreciation, Depletion and Amortization	758,456	755,941
Total Other Property, Plant and Equipment - Net	$654,304	$657,461

Total Company Property, Plant and Equipment - Continuing Operations	$13,518,261	$13,771,388
Less - Total Company Accumulated Depreciation, Depletion and Amortization	5,695,342	5,630,949
Total Company Property, Plant and Equipment - Held for Sale - Net	163,622	—
Total Property, Plant and Equipment of Continuing Operations - Net	$7,986,541	$8,140,439

Property, Plant and Equipment Held for Sale

In February 2017, the Company approved a plan to sell subsidiaries Knox Energy LLC and Coalfield Pipeline Company (“Knox”). Knox met all of the criteria to be classified as held for sale in February 2017. The potential disposal of Knox did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and is, therefore, not classified as discontinued operations in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). As part of the required evaluation under the held for sale guidance, the asset’s book value is to be evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. The Company determined that the approximate fair value less costs to sell Knox was less than the carrying value of the net assets which resulted in an impairment of $137,865 in February 2017, included in Impairment of Exploration and Production Properties within the Other Gas segment of the Consolidated Statements of Income. The sale of Knox closed in the second quarter of 2017 (see Note 18 Subsequent Events for additional information).

In March 2017, the Company approved a plan to sell approximately 6,300 net undeveloped acres of the Utica-Point Pleasant Shale in Jefferson, Belmont and Guernsey counties, Ohio. This transaction closed in the second quarter of 2017 (see Note 18 Subsequent Events for additional information). Additionally, a plan to sell 12 producing wells, 15 DUCs, and approximately 15,500 net developed and undeveloped acres in Doddridge and Wetzel Counties in West Virginia was approved. These assets met all of the criteria to be classified as held for sale in the first quarter of 2017. The potential disposal of these assets did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and is, therefore, not classified as discontinued operations in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). As part of the required evaluation under the held for sale guidance, the Company determined that the approximate fair value less costs to sell exceeded the carrying value of the net assets and thus no impairment charge was recorded. The final sale of these assets will be subject to our ability to negotiate acceptable terms and conditions and the Company anticipates completing the sale of these assets before year-end.

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

CNX Gas Company was party to a joint development agreement with Noble Energy, Inc. (Noble) with respect to approximately 700 thousand net Marcellus Shale oil and gas acres in West Virginia and Pennsylvania, in which each party owned a 50% undivided interest. On October 29, 2016, CNX Gas entered into an Exchange Agreement with Noble Energy, which terminated the joint development agreement related to the jointly owned gas assets held in connection with the joint venture with Noble and divided such jointly owned gas assets among CNX Gas and Noble Energy. The transactions contemplated by the Exchange Agreement were closed on December 1, 2016 with an effective date of October 1, 2016. As part of the exchange: each party now owns and operates a 100% interest in properties and wells in two separate operating areas; each party has independent control and flexibility with respect to the scope and timing of future development over its operating area; and all acreage operated by CONSOL Energy and Noble Energy, Inc. in their respective operating areas will remain fully dedicated to CONE Midstream Partners LP. The exchange was accounted for as a mineral conveyance, thus no gain or loss was recorded in connection with the transaction.

NOTE 9—SHORT-TERM NOTES PAYABLE:
CONSOL Energy's senior secured credit agreement expires on June 18, 2019. The credit facility allows for up to $2,000,000 of borrowings, which includes a $750,000 letters of credit sub-limit. CONSOL Energy can also request an additional $500,000 increase in the aggregate borrowing limit amount.

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

The facility also requires that CONSOL Energy maintain a minimum interest coverage ratio of no less than 2.50 to 1.00, which is calculated as the ratio of Adjusted EBITDA to cash interest expense of CONSOL Energy and certain of its subsidiaries, measured quarterly. CONSOL Energy must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding borrowings under the revolver, measured quarterly. At March 31, 2017, the interest coverage ratio was 3.94 to 1.00 and the current ratio was 2.41 to 1.00. Further, the credit facility allows unlimited investments in joint ventures for the development and operation of natural gas gathering systems and permits CONSOL Energy to separate its E&P and coal businesses if the leverage ratio (which is, essentially, the ratio of debt to

EBITDA) of the E&P business immediately after the separation would not be greater than 2.75 to 1.00. The calculation of all of the ratios exclude CNX Coal Resources LP ("CNXC").

At March 31, 2017, the $2,000,000 facility had no borrowings outstanding and $333,322 of letters of credit outstanding, leaving $1,666,678 of unused capacity. At December 31, 2016, the $2,000,000 facility had no borrowings outstanding and $325,676 of letters of credit outstanding, leaving $1,674,324 of unused capacity.

NOTE 10—LONG-TERM DEBT:

	March 31, 2017	December 31, 2016
Debt:
Senior Notes due April 2022 at 5.875% (Principal of $1,750,044 and $1,850,000 plus Unamortized Premium of $4,266 and $4,731, respectively)	$1,754,310	$1,854,731
Senior Notes due April 2023 at 8.00% (Principal of $500,000 less Unamortized Discount of $5,430 and $5,656, respectively)	494,570	494,344
Revolving Credit Facility - CNX Coal Resources LP	197,000	201,000
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
Senior Notes due April 2020 at 8.25%, Issued at Par Value	74,470	74,470
Senior Notes due March 2021 at 6.375%, Issued at Par Value	20,611	20,611
Advance Royalty Commitments (7.73% Weighted Average Interest Rate)	2,678	2,678
Other Long-Term Note Maturing in 2018 (Principal of $1,431 and $1,789 less Unamortized Discount of $78 and $117, respectively)	1,353	1,672
Less: Unamortized Debt Issuance Costs	25,499	27,699
	2,622,358	2,724,672
Less: Amounts Due in One Year*	1,660	1,677
Long-Term Debt	$2,620,698	$2,722,995

* Excludes current portion of Capital Lease Obligations of $10,191 and $10,323 at March 31, 2017 and December 31, 2016, respectively.

In the first quarter of 2017, CONSOL Energy purchased $99,956 of its outstanding 5.875% senior notes due in 2022. As part of this transaction, $822 was included in Gain on Debt Extinguishment on the Consolidated Statements of Income.

NOTE 11—COMMITMENTS AND CONTINGENT LIABILITIES:
CONSOL Energy and its subsidiaries are subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. CONSOL Energy accrues the estimated loss for these lawsuits and claims when the loss is probable and can be estimated. The Company's current estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of CONSOL Energy. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the financial position, results of operations or cash flows of CONSOL Energy; however, such amounts cannot be reasonably estimated. The amount claimed against CONSOL Energy is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case. The maximum aggregate amount claimed in those lawsuits and claims, regardless of probability, where a claim is expressly stated or can be estimated, exceeds the aggregate amounts accrued for all lawsuits and claims by approximately $549,758.

The following lawsuits and claims include those for which a loss is probable and an accrual has been recognized:

Hale Litigation: This class action lawsuit was filed on September 23, 2010 in the U.S. District Court in Abingdon, Virginia. The putative class consists of force-pooled unleased gas owners whose ownership of the coalbed methane (CBM) gas was declared to be in conflict with rights of others. The lawsuit seeks a judicial declaration of ownership of the CBM and damages based on allegations CNX Gas Company failed to either pay royalties due to conflicting claimants or deemed lessors or paid them less than required because of the alleged practice of improper below market sales and/or taking alleged improper post-production deductions. On September 30, 2013, the District Judge entered an Order certifying the class, and CNX Gas Company appealed the Order to the U.S. Fourth Circuit Court of Appeals. On August 19, 2014, the Fourth Circuit agreed with CNX Gas Company, reversed the Order certifying the class and remanded the case to the trial court for further proceedings consistent with the decision. On April 23, 2015, Plaintiffs filed a Renewed Motion for Class Certification, which CNX opposed. On March 29, 2017, the Court issued an Order certifying four issues for class treatment: (1) allegedly excessive deductions; (2) royalties based on purported improperly low prices; (3) deduction of severance taxes; and (4) Plaintiffs' request for an accounting. On April 13, 2017, CNX filed a Petition for Allowance of Appeal with the Fourth Circuit seeking review of the Order and on April 24, 2017, Plaintiffs filed its answer to the Petition. CONSOL Energy continues to believe this action cannot properly proceed as a class action in any form, believes the case has meritorious defenses, and intends to defend it vigorously. The Company has established an accrual to cover its estimated liability for this case. This accrual is immaterial to the overall financial position of CONSOL Energy and is included in Other Accrued Liabilities on the Consolidated Balance Sheets.

Addison Litigation: This class action lawsuit was filed on April 28, 2010 in the U.S. District Court in Abingdon, Virginia. The putative class consists of gas lessors whose gas ownership is in conflict. The lawsuit seeks a judicial declaration of ownership of the CBM and damages based on the allegations that CNX Gas Company failed to either pay royalties due to these conflicting claimant lessors or paid them less than required because of the alleged practice of improper below market sales and/or taking alleged improper post-production deductions. On September 30, 2013, the District Judge entered an Order certifying the class, and CNX Gas Company appealed the Order to the U.S. Fourth Circuit Court of Appeals. On August 19, 2014, the Fourth Circuit agreed with CNX Gas Company, reversed the Order certifying the class and remanded the case to the trial court for further proceedings consistent with the decision. On April 23, 2015, Plaintiffs filed a Renewed Motion for Class Certification, which CNX opposed. On March 29, 2017, the Court issued an Order denying class certification in this matter. CONSOL Energy believes the case has meritorious defenses, and intends to defend it vigorously. The Company has established an accrual to cover its estimated liability for this case. This accrual is immaterial to the overall financial position of CONSOL Energy and is included in Other Accrued Liabilities on the Consolidated Balance Sheets.

The following royalty, land rights and other lawsuits and claims include those for which a loss is reasonably possible, but not probable, and accordingly, an accrual has not been recognized. These claims are influenced by many factors which prevent the estimation of a range of potential loss. These factors include, but are not limited to, generalized allegations of unspecified damages (such as improper deductions), discovery having not commenced or not having been completed, unavailability of expert reports on damages and non-monetary issues being tried. For example, in instances where a gas lease termination is sought, damages would depend on speculation as to if and when the gas production would otherwise have occurred, how many wells would have been drilled on the lease premises, what their production would be, what the cost of production would be, and what the price of gas would be during the production period. An estimate is calculated, if applicable, when sufficient information becomes available.

Fitzwater Litigation: Three nonunion retired coal miners have sued CONSOL Energy Inc., Fola Coal Company, Consolidation Coal Company and CONSOL of Kentucky Inc. (COK) in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. The Plaintiffs contend they relied to their detriment on oral statements and promises of "lifetime health benefits" allegedly made by various members of management during Plaintiffs' employment and that they were allegedly denied access to Summary Plan Documents that clearly reserved to the Company the right to modify or terminate the CONSOL Energy Inc. Retiree Health and Welfare Plan. Pursuant to plaintiffs amended complaint filed on April 24, 2017, plaintiffs request that retiree health benefits be reinstated and seek to represent a class of all nonunion retirees who were associated with AMVEST and COK areas of operation.The Company believes it has meritorious defense and intends to vigorously defend this suit.

Virginia Mine Void Litigation: The Company is currently defending three lawsuits naming Consolidation Coal Company (CCC), Island Creek Coal Company (ICCC), CNX Gas Company, and/or CONSOL Energy. The lawsuits are pending in the U.S. District Court for the Western District of Virginia. On October 26, 2015, the trial court granted summary judgment in favor of the defendants in two of the actions upon its finding that plaintiffs' claims are barred by the applicable statutes of limitation. Plaintiffs appealed both cases to the U.S. Court of Appeals for the Fourth Circuit. On March 9, 2017, the Fourth Circuit affirmed and entered judgment in favor of the CONSOL entities. As a direct result of the Fourth Circuit action, Motions for Voluntary Dismissal have been, or shortly will be, filed in both of the two remaining cases. On January 26, 2016, six mine void lawsuits that have twice before been filed and voluntarily dismissed, were refiled for a third time in state court but have not been served. Under these procedural circumstances, these actions should no longer be viable under federal or Virginia state law.

At March 31, 2017, CONSOL Energy has provided the following financial guarantees, unconditional purchase obligations and letters of credit to certain third parties, as described by major category in the following table. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$84,086	$64,783	$19,303	$—	$—
Environmental	998	398	600	—	—
Other	248,238	247,266	972	—	—
Total Letters of Credit	333,322	312,447	20,875	—	—
Surety Bonds:
Employee-Related	112,560	79,680	32,880	—	—
Environmental	516,349	475,312	41,037	—	—
Other	20,179	19,275	903	1	—
Total Surety Bonds	649,088	574,267	74,820	1	—
Guarantees:
Other	41,554	10,737	17,067	12,821	929
Total Guarantees	41,554	10,737	17,067	12,821	929
Total Commitments	$1,023,964	$897,451	$112,762	$12,822	$929

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia, and its river operations to a subsidiary of Murray Energy Corporation (Murray Energy). As part of the sales agreement, CONSOL Energy has guaranteed certain equipment lease obligations and coal sales agreements that were assumed by Murray Energy. In the event that Murray Energy would default on the obligations defined in the agreements, CONSOL Energy would be required to perform under the guarantees. If CONSOL Energy would be required to perform, the stock purchase agreement provides various recourse actions. At March 31, 2017 and December 31, 2016, the fair value of these guarantees was $1,285 and $1,362, respectively, and is included in Other Accrued Liabilities on the Consolidated Balance Sheets. The fair value of certain of the guarantees was determined using CONSOL Energy’s risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rates may result in a significantly higher or lower fair value measurement. Coal sales agreement guarantees were valued based on an evaluation of coal market pricing compared to contracted sales price and includes an adjustment for nonperformance risk. No other amounts related to financial guarantees and letters of credit are recorded as liabilities in the financial statements. Significant judgment is required in determining the fair value of these guarantees. The guarantees of the leases and sales agreements are classified within Level 3 of the fair value hierarchy.

As part of the sale of the Buchanan Mine (See Note 2 - Discontinued Operations), CONSOL Energy has guaranteed certain equipment lease obligations that were assumed by Coronado. In the event that Coronado would default on the obligations defined in the agreements, CONSOL Energy would be required to perform under the guarantees.
CONSOL Energy regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the consolidated financial statements.
CONSOL Energy and CNX Gas Company enter into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded on the Consolidated Balance Sheets. As of March 31, 2017, the purchase obligations for each of the next five years and beyond were as follows:

Obligations Due	Amount
Less than 1 year	$204,580
1 - 3 years	280,593
3 - 5 years	243,595
More than 5 years	598,135
Total Purchase Obligations	$1,326,903

NOTE 12—DERIVATIVE INSTRUMENTS:

CONSOL Energy enters into financial derivative instruments to manage its exposure to commodity price volatility. These natural gas and NGL commodity hedges are accounted for on a mark-to-market basis with changes in fair value recorded in current period earnings.

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

The total notional amounts of production of CONSOL Energy's derivative instruments at March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,	Forecasted to
	2017	2016	Settle Through
Natural Gas Commodity Swaps (Bcf)	819.1	744.7	2021
Natural Gas Basis Swaps (Bcf)	476.8	482.0	2021
Propane Commodity Swaps (Mbbls)	—	126.0	—

The gross fair value of CONSOL Energy's derivative instruments at March 31, 2017 and December 31, 2016 was as follows:

Asset Derivative Instruments			Liability Derivative Instruments
	March 31,	December 31,		March 31,	December 31,
	2017	2016		2017	2016
Commodity Swaps:
Prepaid Expense	$6,408	$16	Other Accrued Liabilities	$122,747	$209,980
Other Assets	58,422	29,596	Other Liabilities	25,838	67,139
Total Asset	$64,830	$29,612	Total Liability	$148,585	$277,119

Basis Only Swaps:
Prepaid Expense	$2,745	$56,916	Other Accrued Liabilities	$70,281	$21,593
Other Assets	12,722	35,603	Other Liabilities	24,946	11,575
Total Asset	$15,467	$92,519	Total Liability	$95,227	$33,168

The effect of derivative instruments on CONSOL Energy's Consolidated Statements of Income was as follows:

	For the Three Months Ended
	March 31,
	2017	2016
Cash (Paid) Received in Settlement of Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	$(24,607)	$82,146
Propane	(1,216)	—
Natural Gas Basis Swaps	(21,280)	2,185
Total Cash (Paid) Received in Settlement of Commodity Derivative Instruments	(47,103)	84,331

Unrealized Gain (Loss) on Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	162,604	(38,023)
Propane	1,147	(265)
Natural Gas Basis Swaps	(139,111)	(6,421)
Reclassified from Accumulated OCI	—	15,438
Total Unrealized Gain (Loss) on Commodity Derivative Instruments	24,640	(29,271)

(Loss) Gain on Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	137,997	44,123
Propane	(69)	(265)
Natural Gas Basis Swaps	(160,391)	(4,236)
Reclassified from Accumulated OCI	—	15,438
Total (Loss) Gain on Commodity Derivative Instruments	$(22,463)	$55,060

Changes in Accumulated OCI, net of tax, attributable to cash flow hedges that were de-designated at December 31, 2014 were as follows:

	For the Three Months Ended
	March 31,
	2017	2016
Beginning Balance – Accumulated OCI	$—	$43,470
Less: Gain Reclassified from Accumulated OCI (Net of tax: $5,624)	—	(9,814)
Ending Balance – Accumulated OCI	$—	$33,656

The Company also enters into fixed price natural gas sales agreements that are satisfied by physical delivery. These physical commodity contracts qualify for the normal purchases and sales exception and are not subject to derivative instrument accounting.

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS:

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
Level Three - Unobservable inputs significant to the fair value measurement supported by little or no market activity. The significant unobservable inputs used in the fair value measurement of the Company's third-party guarantees are the credit risk of the third-party and the third-party surety bond markets. A significant increase or decrease in these values, in isolation, would have a directionally similar effect resulting in higher or lower fair value measurement of the Company's Level 3 guarantees.
In those cases when the inputs used to measure fair value meet the definition of more than one level of the fair value hierarchy, the lowest level input that is significant to the fair value measurement in its totality determines the applicable level in the fair value hierarchy.
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2017			Fair Value Measurements at December 31, 2016
Description	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Gas Derivatives	$—	$(163,515)	$—	$—	$(188,156)	$—
Murray Energy Guarantees	$—	$—	$(1,285)	$—	$—	$(1,362)

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$61,266	$61,266	$60,475	$60,475
Long-Term Debt	$2,647,857	$2,628,205	$2,752,371	$2,717,582
Cash and cash equivalents represent highly- liquid instruments and constitute Level 1 fair value measurements. Certain of the Company’s debt is actively traded on a public market and, as a result, constitute Level 1 fair value measurements. The portion of the Company’s debt obligations that are not actively traded are valued through reference to the applicable underlying benchmark rate and, as a result, constitute Level 2 fair value measurements.

NOTE 14—SEGMENT INFORMATION:
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
Prior to the sale of the Buchanan Mine on March 31, 2016 and the Miller Creek and Fola Complexes on August 1, 2016 (see Note 2 - Discontinued Operations), CONSOL Energy had a Coal division. The Coal division had three reportable segments; PA Operations, Virginia (VA) Operations and Other Coal. The VA Operations segment included the Buchanan Mine and the Other Coal segment was primarily comprised of the assets and operations of the Miller Creek and Fola Complexes, as well as coal terminal operations, closed and idle mine activities, selling, general and administrative activities and various other non-operated activities. PA Operations now constitutes its own division and reportable segment, and the remaining activity in the Other Coal segment became part of CONSOL Energy's diversified business activities in the Other division. The prior period has been reclassified to align with the current period presentation.
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

Industry segment results for the three months ended March 31, 2017:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Mining Operations	Other	Adjustments and Eliminations	Consolidated
Sales—Outside	$189,175	$53,668	$58,626	$16,294	$317,763	$316,448	$—	$—	$634,211
(Loss) Gain on Commodity Derivative Instruments	(32,665)	(2,688)	(9,198)	22,088	(22,463)	—	—	—	(22,463)
Other Outside Sales	—	—	—	—	—	—	13,053	—	13,053
Sales—Purchased Gas	—	—	—	8,979	8,979	—	—	—	8,979
Freight—Outside	—	—	—	—	—	12,282	—	—	12,282
Intersegment Transfers	—	—	—	—	—	—	4,574	(4,574)	—
Total Sales and Freight	$156,510	$50,980	$49,428	$47,361	$304,279	$328,730	$17,627	$(4,574)	$646,062
Earnings (Loss) From Continuing Operations Before Income Tax	$29,969	$17,807	$3,608	$(144,886)	$(93,502)	$61,015	$(50,230)	$(4,574)	$(87,291)	(A)
Segment Assets					$6,074,299	$1,955,172	$1,029,724	$4,574	$9,063,769	(B)
Depreciation, Depletion and Amortization					$95,348	$42,301	$11,104	$—	$148,753
Capital Expenditures					$100,793	$8,118	$4,067	$—	$112,978

(A)     Includes equity in earnings of unconsolidated affiliates of $12,140 and $190 for Total E&P and Other, respectively.
(B)    Includes investments in unconsolidated equity affiliates of $194,607 and $2,778 for Total E&P and Other, respectively.

Industry segment results for the three months ended March 31, 2016:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Mining Operations	Other	Adjustments and Eliminations	Consolidated
Sales—Outside	$96,138	$34,261	$41,920	$8,936	$181,255	$226,164	$—	$—	$407,419
Gain (Loss) on Commodity Derivative Instruments	48,564	10,009	19,121	(22,634)	55,060	—	—	—	55,060
Other Outside Sales	—	—	—	—	—	—	7,766	—	7,766
Sales—Purchased Gas	—	—	—	8,618	8,618	—	—	—	8,618
Freight—Outside	—	—	—	—	—	13,110	—	—	13,110
Intersegment Transfers	—	—	424	—	424	—	—	(424)	—
Total Sales and Freight	$144,702	$44,270	$61,465	$(5,080)	$245,357	$239,274	$7,766	$(424)	$491,973
Earnings (Loss) From Continuing Operations Before Income Tax	$19,482	$3,256	$12,606	$(58,223)	$(22,879)	$23,074	$(66,862)	$(424)	$(67,091)	(C)
Segment Assets					$6,814,568	$2,078,559	$1,295,011	$527,736	$10,715,874	(D)
Depreciation, Depletion and Amortization					$105,715	$41,266	$8,007	$—	$154,988
Capital Expenditures					$62,862	$12,904	$1,890	$—	$77,656

(C)	Includes equity in earnings of unconsolidated affiliates of $15,598 and $1,067 for Total E&P and Other, respectively.
(D)    Includes investments in unconsolidated equity affiliates of $248,034 and $3,594 for Total E&P and Other, respectively.

Reconciliation of Segment Information to Consolidated Amounts:

Loss From Continuing Operations Before Income Tax:

	For the Three Months Ended March 31,
	2017	2016
Segment (Loss) Income Before Income Taxes for reportable business segments	$(32,487)	$195
Segment Loss Before Income Taxes for all other business segments	(6,619)	(16,997)
Interest expense	(44,433)	(49,865)
Eliminations	(4,574)	(424)
Gain on debt extinguishment	822	—
Loss From Continuing Operations Before Income Tax	$(87,291)	$(67,091)

Total Assets:

	March 31,
	2017	2016
Segment assets for total reportable business segments	$8,029,471	$8,893,127
Segment assets for all other business segments	810,939	876,286
Items excluded from segment assets:
Cash and other investments	54,630	416,854
Recoverable income taxes	124,555	1,871
Deferred tax assets	44,174	—
Discontinued Operations	—	527,736
Total Consolidated Assets	$9,063,769	$10,715,874

NOTE 15—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:
The payment obligations under the $74,470, 8.250% per annum senior notes due April 1, 2020, the $20,611, 6.375% per annum senior notes due March 1, 2021, the $1,754,310, 5.875% per annum senior notes due April 15, 2022, and the $494,570, 8.000% per annum senior notes due April 1, 2023 issued by CONSOL Energy are jointly and severally, and also fully and unconditionally, guaranteed by certain subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission (SEC), the following financial information sets forth separate financial information with respect to the parent, CNX Gas, a guarantor subsidiary, CNX Coal Resources LP (CNXC), a non-guarantor subsidiary, and the remaining guarantor and non-guarantor subsidiaries. The principal elimination entries include investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of all other wholly owned subsidiaries. These include, for example, deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.
On September 30, 2016, CNXC acquired an additional 5% undivided interest in the Pennsylvania Mining Complex from CONSOL Energy, increasing their total undivided interest to 25%. To account for the acquisition, CNXC recast its consolidated financial statements to retrospectively reflect the additional 5% interest as if the business was owned for all periods presented. This resulted in corresponding retrospective adjustments between the Other Subsidiary Guarantors and the CNXC Non-Guarantor columns below. See Note 16 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Statement for the Three Months Ended March 31, 2017 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$317,763	$—	$—	$—	$317,763
Loss on Commodity Derivative Instruments	—	(22,463)	—	—	—	(22,463)
Coal Sales	—	—	237,336	79,112	—	316,448
Other Outside Sales	—	—	13,053	—	—	13,053
Purchased Gas Sales	—	8,979	—	—	—	8,979
Freight-Outside Coal	—	—	9,212	3,070	—	12,282
Miscellaneous Other Income	(8,486)	15,842	23,753	1,101	8,486	40,696
Gain (Loss) on Sale of Assets	—	3,606	8,348	(3)	—	11,951
Total Revenue and Other Income	(8,486)	323,727	291,702	83,280	8,486	698,709
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	21,633	—	—	—	21,633
Transportation, Gathering and Compression	—	94,332	—	—	—	94,332
Production, Ad Valorem, and Other Fees	—	9,329	—	—	—	9,329
Depreciation, Depletion and Amortization	—	95,348	—	—	—	95,348
Exploration and Production Related Other Costs	—	9,786	—	—	—	9,786
Purchased Gas Costs	—	8,895	—	—	—	8,895
Other Corporate Expenses	—	17,930	—	—	—	17,930
Impairment of Exploration and Production Properties	—	137,865	—	—	—	137,865
Selling, General, and Administrative Costs	—	21,490	—	—	—	21,490
Total Exploration and Production Costs	—	416,608	—	—	—	416,608
PA Mining Operations Costs
Operating and Other Costs	—	—	149,932	49,883	—	199,815
Depreciation, Depletion and Amortization	—	—	31,780	10,521	—	42,301
Freight Expense	—	—	9,212	3,070	—	12,282
Selling, General, and Administrative Costs	—	—	11,585	3,283	—	14,868
Total PA Mining Operations Costs	—	—	202,509	66,757	—	269,266
Other Costs
Miscellaneous Operating Expense	10,278	—	32,922	—	—	43,200
Selling, General, and Administrative Costs	—	—	2,211	—	—	2,211
Depreciation, Depletion and Amortization	1	—	11,103	—	—	11,104
Gain on Debt Extinguishment	(822)	—	—	—	—	(822)
Interest Expense	39,570	621	1,785	2,457	—	44,433
Total Other Costs	49,027	621	48,021	2,457	—	100,126
Total Costs And Expenses	49,027	417,229	250,530	69,214	—	786,000
(Loss) Earnings Before Income Tax	(57,513)	(93,502)	41,172	14,066	8,486	(87,291)
Income Tax (Benefit) Expense	(18,547)	(37,158)	1,916	—	—	(53,789)
Income (Loss) From Continuing Operations	(38,966)	(56,344)	39,256	14,066	8,486	(33,502)
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	5,464	5,464
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(38,966)	$(56,344)	$39,256	$14,066	$3,022	$(38,966)

Balance Sheet at March 31, 2017 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$53,786	$85	$—	$6,534	$861	$—	$61,266
Accounts and Notes Receivable:
Trade	—	111,679	78,622	25,028	—	—	215,329
Other Receivables	46,992	39,475	13,215	1,267	—	—	100,949
Inventories	—	14,551	42,351	12,716	—	—	69,618
Recoverable Income Taxes	171,857	(47,302)	—	—	—	—	124,555
Prepaid Expenses	12,879	12,502	15,600	3,517	—	—	44,498
Total Current Assets	285,514	130,990	149,788	49,062	861	—	616,215
Property, Plant and Equipment:
Property, Plant and Equipment	115,021	8,591,319	3,932,232	879,689	—	—	13,518,261
Less-Accumulated Depreciation, Depletion and Amortization	85,851	3,126,778	2,030,186	452,527	—	—	5,695,342
Property, Plant and Equipment of Assets Held for Sale, Net	—	163,622	—	—	—	—	163,622
Total Property, Plant and Equipment-Net	29,170	5,628,163	1,902,046	427,162	—	—	7,986,541
Other Assets:
Deferred Income Taxes	40,354	3,820	—	—	—	—	44,174
Investment in Affiliates	7,514,120	194,607	35,852	—	—	(7,547,194)	197,385
Other	19,206	73,237	107,670	19,341	—	—	219,454
Total Other Assets	7,573,680	271,664	143,522	19,341	—	(7,547,194)	461,013
Total Assets	$7,888,364	$6,030,817	$2,195,356	$495,565	$861	$(7,547,194)	$9,063,769
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$15,629	$174,002	$54,508	$15,221	$—	$11,379	$270,739
Accounts Payable (Recoverable)-Related Parties	1,556,254	980,682	(2,504,736)	1,764	(22,585)	(11,379)	—
Current Portion of Long-Term Debt	1,511	6,452	3,797	91	—	—	11,851
Other Accrued Liabilities	103,235	305,012	253,750	42,370	—	—	704,367
Current Liabilities of Discontinued Operations	—	—	—	—	5,892	—	5,892
Total Current Liabilities	1,676,629	1,466,148	(2,192,681)	59,446	(16,693)	—	992,849
Long-Term Debt:	2,322,906	25,265	114,925	194,198	—	—	2,657,294
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	—	656,890	—	—	—	656,890
Pneumoconiosis Benefits	—	—	105,456	2,336	—	—	107,792
Mine Closing	—	—	214,667	9,388	—	—	224,055
Gas Well Closing	—	196,473	28,013	102	—	—	224,588
Workers’ Compensation	—	—	63,393	3,036	—	—	66,429
Salary Retirement	108,485	—	—	—	—	—	108,485
Other	16,541	89,783	12,271	453	—	—	119,048
Total Deferred Credits and Other Liabilities	125,026	286,256	1,080,690	15,315	—	—	1,507,287
Total CONSOL Energy Inc. Stockholders’ Equity	3,763,803	4,253,148	3,192,422	226,606	17,554	(7,689,730)	3,763,803
Noncontrolling Interest	—	—	—	—	—	142,536	142,536
Total Liabilities and Equity	$7,888,364	$6,030,817	$2,195,356	$495,565	$861	$(7,547,194)	$9,063,769

Income Statement for the Three Months Ended March 31, 2016 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$181,680	$—	$—	$—	$(425)	$181,255
Gain on Commodity Derivative Instruments	—	55,060	—	—	—	—	55,060
Coal Sales	—	—	169,623	56,541	—	—	226,164
Other Outside Sales	—	—	7,766	—	—	—	7,766
Purchased Gas Sales	—	8,618	—	—	—	—	8,618
Freight-Outside Coal	—	—	9,841	3,269	—	—	13,110
Miscellaneous Other Income	(66,640)	30,161	17,969	1	—	66,640	48,131
Loss on Sale of Assets	—	(7,143)	(120)	(13)	—	—	(7,276)
Total Revenue and Other Income	(66,640)	268,376	205,079	59,798	—	66,215	532,828
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	27,739	—	—	—	—	27,739
Transportation, Gathering and Compression	—	93,974	—	—	—	—	93,974
Production, Ad Valorem, and Other Fees	—	8,303	—	—	—	—	8,303
Depreciation, Depletion and Amortization	—	105,715	—	—	—	—	105,715
Exploration and Production Related Other Costs	—	1,747	—	—	—	—	1,747
Purchased Gas Costs	—	7,868	—	—	—	—	7,868
Other Corporate Expenses	—	22,798	—	—	—	—	22,798
Selling, General, and Administrative Costs	—	22,458	—	—	—	—	22,458
Total Exploration and Production Costs	—	290,602	—	—	—	—	290,602
PA Mining Operations Costs
Operating and Other Costs	—	—	115,611	38,490	—	—	154,101
Depreciation, Depletion and Amortization	—	—	30,949	10,317	—	—	41,266
Freight Expense	—	—	9,841	3,269	—	—	13,110
Selling, General, and Administrative Costs	—	—	3,848	1,928	—	—	5,776
Total PA Mining Operations Costs	—	—	160,249	54,004	—	—	214,253
Other Costs
Miscellaneous Operating Expense	3,720	—	31,597	—	22	—	35,339
Selling, General, and Administrative Costs	—	—	1,853	—	—	—	1,853
Depreciation, Depletion and Amortization	153	—	7,854	—	—	—	8,007
Interest Expense	45,880	653	1,354	1,978	—	—	49,865
Total Other Costs	49,753	653	42,658	1,978	22	—	95,064
Total Costs And Expenses	49,753	291,255	202,907	55,982	22	—	599,919
(Loss) Earnings From Continuing Operations Before Income Tax	(116,393)	(22,879)	2,172	3,816	(22)	66,215	(67,091)
Income Tax (Benefit) Expense	(18,821)	(9,355)	4,384	—	(8)	—	(23,800)
(Loss) Income From Continuing Operations	(97,572)	(13,524)	(2,212)	3,816	(14)	66,215	(43,291)
Loss From Discontinued Operations, net	—	—	—	—	(53,167)	—	(53,167)
Net (Loss) Income	(97,572)	(13,524)	(2,212)	3,816	(53,181)	66,215	(96,458)
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	1,114	1,114
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(97,572)	$(13,524)	$(2,212)	$3,816	$(53,181)	$65,101	$(97,572)

Balance Sheet at December 31, 2016:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$49,722	$83	$—	$9,785	$885	$—	$60,475
Accounts and Notes Receivable:
Trade	—	124,509	72,295	23,418	—	—	220,222
Other Receivables	20,097	34,773	14,516	515	—	—	69,901
Inventories	—	15,301	38,669	11,491	—	—	65,461
Recoverable Income Taxes	175,877	(59,026)	—	—	—	—	116,851
Prepaid Expenses	12,828	60,500	16,306	3,512	—	—	93,146
Current Assets of Discontinued Operations	—	—	—	—	83	—	83
Total Current Assets	258,524	176,140	141,786	48,721	968	—	626,139
Property, Plant and Equipment:
Property, Plant and Equipment	114,611	8,851,226	3,928,861	876,690	—	—	13,771,388
Less-Accumulated Depreciation, Depletion and Amortization	84,788	3,106,296	1,997,687	442,178	—	—	5,630,949
Total Property, Plant and Equipment-Net	29,823	5,744,930	1,931,174	434,512	—	—	8,140,439
Other Assets:
Deferred Income Taxes	25,904	(21,614)	—	—	—	—	4,290
Investment in Affiliates	7,974,260	188,376	27,269	—	—	(7,998,941)	190,964
Other	19,960	67,096	114,030	21,063	—	—	222,149
Total Other Assets	8,020,124	233,858	141,299	21,063	—	(7,998,941)	417,403
Total Assets	$8,308,471	$6,154,928	$2,214,259	$504,296	$968	$(7,998,941)	$9,183,981
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$48,666	$127,309	$36,039	$18,797	$—	$10,805	$241,616
Accounts Payable (Recoverable)-Related Parties	1,832,908	1,034,138	(2,648,416)	1,666	(209,491)	(10,805)	—
Current Portion of Long-Term Debt	1,533	6,369	4,010	88	—	—	12,000
Other Accrued Liabilities	75,039	337,374	223,705	44,230	—	—	680,348
Current Liabilities of Discontinued Operations	—	—	—	—	6,050	—	6,050
Total Current Liabilities	1,958,146	1,505,190	(2,384,662)	64,781	(203,441)	—	940,014
Long-Term Debt:	2,421,511	26,884	115,685	197,989	—	—	2,762,069
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	—	659,474	—	—	—	659,474
Pneumoconiosis Benefits	—	—	106,016	2,057	—	—	108,073
Mine Closing	—	—	209,384	9,247	—	—	218,631
Gas Well Closing	—	195,704	27,549	99	—	—	223,352
Workers’ Compensation	—	—	64,187	3,090	—	—	67,277
Salary Retirement	112,543	—	—	—	—	—	112,543
Other	17,876	117,658	15,663	463	—	—	151,660
Total Deferred Credits and Other Liabilities	130,419	313,362	1,082,273	14,956	—	—	1,541,010
Total CONSOL Energy Inc. Stockholders’ Equity	3,798,395	4,309,492	3,400,963	226,570	204,409	(8,141,434)	3,798,395
Noncontrolling Interest	—	—	—	—	—	142,493	142,493
Total Liabilities and Equity	$8,308,471	$6,154,928	$2,214,259	$504,296	$968	$(7,998,941)	$9,183,981

Cash Flow for the Three Months Ended March 31, 2017 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Continuing Operations	$109,039	$87,898	$(873)	$17,662	$51	$(8,583)	$205,194
Net Cash Used in Discontinued Operating Activities	—	—	—	—	(75)	—	(75)
Net Cash Provided by (Used in) Operating Activities	$109,039	$87,898	$(873)	$17,662	$(24)	$(8,583)	$205,119
Cash Flows from Investing Activities:
Capital Expenditures	$(1,087)	$(100,793)	$(9,068)	$(2,030)	$—	$—	$(112,978)
Proceeds From Sales of Assets	—	8,518	10,909	—	—	—	19,427
Net Distributions from Equity Affiliates	—	5,909	—	—	—	—	5,909
Net Cash (Used in) Provided by Investing Activities	$(1,087)	$(86,366)	$1,841	$(2,030)	$—	$—	$(87,642)
Cash Flows from Financing Activities:
Payments on Miscellaneous Borrowings	$(418)	$(1,530)	$(968)	$(26)	$—	$—	$(2,942)
Payments on Long-Term Borrowings	(98,243)	—	—	—	—	—	(98,243)
Net Payments on Revolver - CNX Coal Resources LP	—	—	—	(4,000)	—	—	(4,000)
Distributions to Noncontrolling Interest	—	—	—	(14,050)	—	8,583	(5,467)
Issuance of Common Stock	494	—	—	—	—	—	494
Treasury Stock Activity	(5,471)	—	—	(807)			(6,278)
Debt Repurchase and Financing Fees	(250)	—	—	—	—	—	(250)
Net Cash (Used in) Provided by Financing Activities	$(103,888)	$(1,530)	$(968)	$(18,883)	$—	$8,583	$(116,686)

Cash Flow for the Three Months Ended March 31, 2016 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Continuing Operations	$456,851	$58,594	$13,434	$3,511	$(401,447)	$(7,281)	$123,662
Net Cash Provided by Discontinued Operating Activities	—	—	—	—	6,290	—	6,290
Net Cash Provided by (Used in) Operating Activities	$456,851	$58,594	$13,434	$3,511	$(395,157)	$(7,281)	$129,952
Cash Flows from Investing Activities:
Capital Expenditures	$(1,281)	$(62,862)	$(10,288)	$(3,225)	$—	$—	$(77,656)
Proceeds From Sales of Assets	—	7,953	480	20	—	—	8,453
Net Investments in Equity Affiliates	—	(2,145)	(3,433)	—	—	—	(5,578)
Net Cash Used in Continuing Investing Activities	(1,281)	(57,054)	(13,241)	(3,205)	—	—	(74,781)
Net Cash Provided by Discontinued Investing Activities	—	—	—	—	395,757	—	395,757
Net Cash (Used in) Provided by Investing Activities	$(1,281)	$(57,054)	$(13,241)	$(3,205)	$395,757	$—	$320,976
Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(100,500)	$—	$—	$—	$—	$—	$(100,500)
Payments on Miscellaneous Borrowings	(353)	(1,537)	(193)	(12)	—	—	(2,095)
Net Proceeds from Revolver - CNX Coal Resources LP	—	—	—	15,000	—	—	15,000
Distributions to Noncontrolling Interest	—	—	—	(12,144)	—	6,731	(5,413)
Net Change in Parent Advancements	—	—	—	(550)	—	550	—
Dividends Paid	(2,294)	—	—	—	—	—	(2,294)
Issuance of Common Stock	3	—	—	—	—	—	3
Treasury Stock Activity	(1,510)	—	—	—	—	—	(1,510)
Net Cash (Used in) Provided by Continuing Financing Activities	(104,654)	(1,537)	(193)	2,294	—	7,281	(96,809)
Net Cash Used in Discontinued Financing Activities	—	—	—	—	(47)	—	(47)
Net Cash (Used in) Provided by Financing Activities	$(104,654)	$(1,537)	$(193)	$2,294	$(47)	$7,281	$(96,856)

Statement of Comprehensive Income for the Three Months Ended March 31, 2017 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net (Loss) Income	$(38,966)	$(56,344)	$39,256	$14,066	$—	$8,486	$(33,502)
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments	3,502	—	3,541	(39)	—	(3,502)	3,502
Other Comprehensive Income (Loss):	3,502	—	3,541	(39)	—	(3,502)	3,502
Comprehensive (Loss) Income	(35,464)	(56,344)	42,797	14,027	—	4,984	(30,000)
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	—	5,452	5,452
Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(35,464)	$(56,344)	$42,797	$14,027	$—	$(468)	$(35,452)

Statement of Comprehensive Income for the Three Months Ended March 31, 2016 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net (Loss) Income	$(97,572)	$(13,524)	$(2,212)	$3,816	$(53,181)	$66,215	$(96,458)
Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments	(2,484)	—	(2,459)	(25)	—	2,484	(2,484)
Reclassification of Cash Flow Hedge from OCI to Earnings	(9,814)	(9,814)	—	—	—	9,814	(9,814)
Other Comprehensive (Loss) Income:	(12,298)	(9,814)	(2,459)	(25)	—	12,298	(12,298)
Comprehensive (Loss) Income	(109,870)	(23,338)	(4,671)	3,791	(53,181)	78,513	(108,756)
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	—	1,114	1,114
Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(109,870)	$(23,338)	$(4,671)	$3,791	$(53,181)	$77,399	$(109,870)

NOTE 16—RELATED PARTY TRANSACTIONS:
CONE Gathering LLC and CONE Midstream Partners LP

In September 2011, CNX Gas Company, a wholly owned subsidiary of CONSOL Energy, and Noble Energy, Inc. (Noble Energy), an unrelated third-party, formed CONE Gathering LLC (CONE) to develop and operate each company's gas gathering system needs in the Marcellus Shale play. CONSOL Energy accounts for CNX Gas Company's 50% ownership interest in CONE under the equity method of accounting.

In May 2014, CONSOL Energy and Noble Energy (collectively, "the Sponsors") formed CONE Midstream Partners LP (the Partnership), a master limited partnership, to own, operate, develop and acquire natural gas gathering and other midstream energy assets to service each company's production in the Marcellus Shale in Pennsylvania and West Virginia. The Partnership's general partner is CONE Midstream GP LLC, a wholly owned subsidiary of CONE.

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

In November 2016, the Partnership acquired from CONE an additional 25% ownership interest in CONE Midstream DevCo 1 LP, commonly referred to as the "Anchor Systems." The transaction included a total purchase consideration of $248,000, comprised of $140,000 in cash and issuance of approximately 5,200,000 common limited partnership units to the Sponsors. Following the acquisition, CONE continues to have a 2% general partner interest in the Partnership, while each Sponsor's limited partner interest increased to 33.5%. At March 31, 2017, CNX Gas Company and Noble Energy each continue to own a 50% interest in the assets of CONE that were not contributed to the Partnership.

The following is a summary of the Company's Investment in Affiliates balances included within the Consolidated Balance Sheets associated with CONE and the Partnership, respectively:

	CONE	The Partnership	Total
Balance at December 31, 2016	$151,075	$18,133	$169,208
Equity in Earnings	1,866	10,072	11,938
Distribution of Earnings	—	(5,909)	(5,909)
Balance at March 31, 2017	$152,941	$22,296	$175,237

The following transactions were included within Miscellaneous Other Income and Transportation, Gathering and Compression within the Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2017	2016
Miscellaneous Other Income:
Equity in Earnings of Affiliates - CONE	$1,866	$6,393
Equity in Earnings of Affiliates - the Partnership	$10,072	$7,958

Transportation, Gathering and Compression:
Gathering Services - CONE	$253	$217
Gathering Services - the Partnership	$34,054	$31,645

At March 31, 2017 and December 31, 2016, CONSOL Energy had a net payable of $7,674 and $5,815 respectively, due to both the Partnership and CONE primarily for accrued but unpaid gathering services.

CNX Coal Resources LP

In July 2015, CNXC closed its initial public offering of 5,000,000 common units representing limited partnership interests at a price to the public of $15.00 per unit. Additionally, Greenlight Capital entered into a common unit purchase agreement with CNXC pursuant to which Greenlight Capital agreed to purchase, and CNXC agreed to sell, 5,000,000 common units at a price per unit equal to $15.00, which equates to $75,000 in net proceeds. CNXC's general partner is CNX Coal Resources GP, a wholly owned subsidiary of CONSOL Energy. The underwriters of the IPO filing exercised an over-allotment option of 561,067 common units to the public at $15.00 per unit.

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

Charges for services from CONSOL Energy include the following:

	For the Three Months Ended March 31,
	2017	2016
Operating and Other Costs	$872	$1,266
Selling, General and Administrative Expenses	717	1,116
Total Services from CONSOL Energy	$1,589	$2,382

At March 31, 2017 and December 31, 2016, CNXC had a net payable to CONSOL Energy in the amount of $1,764 and $1,666, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the omnibus agreement.

NOTE 17—RECENT ACCOUNTING PRONOUNCEMENTS:

In March 2017, the FASB issued Update 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments in the Update require that an employer report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations, if one is presented. Because CONSOL Energy does not present an income from operations subtotal, that requirement is not applicable. Additionally, the Company's service cost component is deemed immaterial, and therefore, the other components of net benefit cost will not be presented separately. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year for which financial statements have not been issued. The adoption of this guidance is not expected to have an impact on CONSOL Energy's financial statements
In August 2016, the FASB issued Update 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments relate to debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, and beneficial interests in securitization transactions. The Update also states that, in the absence of specific guidance for cash receipts and payments that have aspects of more than one class of cash flows, an entity should classify each separately identifiable source or use within the cash receipts and payments on the basis of their nature in financing, investing, or operating activities. In situations in which cash receipts or payments cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The amendments in the Update will be applied using a retrospective transition method to each period presented and, for public entities, are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this guidance may have on CONSOL Energy's financial statements.
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

The new standards are effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. Management continues to evaluate the impacts that these standards will have on CONSOL Energy's financial statements, specifically as it relates to contracts that contain positive electric power price related adjustments. CONSOL Energy anticipates using the modified retrospective approach to adoption as it relates to ASU 2014-09.

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
NOTE 18—SUBSEQUENT EVENTS:

On April 3, 2017, CONSOL Energy finalized the sale of its Knox Energy LLC and Coalfield Pipeline Company subsidiaries that were previously classified as Held for Sale. At closing, CONSOL Energy received net cash proceeds of $18,944. Due to various post closing adjustments, the estimated gain on the sale of these assets was approximately $500.
On May 1, 2017 CONSOL Energy finalized the sale of approximately 6,300 net undeveloped acres of the Utica-Point Pleasant Shale in Jefferson, Belmont and Guernsey counties, Ohio that were previously classified as Held for Sale. CONSOL Energy received total cash proceeds of $76,696. The estimated gain on the sale of these assets was approximately $72,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

CONSOL Energy's E&P Division had a loss before income tax of $93 million in the first quarter of 2017 due primarily to an impairment in the carrying value of its subsidiaries Knox Energy LLC and Coalfield Pipeline Company that were recorded as Held for Sale.

For the first quarter of 2017, CONSOL Energy's average sales price for natural gas, natural gas liquids (NGLs), oil, and condensate was $2.85 per Mcfe. CONSOL Energy's average price for natural gas was $3.18 per Mcf for the quarter and, including cash settlements from hedging, was $2.63 per Mcf. Excluding the impact of hedging, the average realized price for all liquids for the first quarter of 2017 was $29.72 per barrel.

The Company executed on its strategy to add firm transportation capacity in the first quarter, while avoiding expensive, long-term contracts. Specifically, CONSOL Energy executed large-volume sales with two customers served on East Tennessee Natural Gas Pipeline ("ETNG"). These sales meet three marketing priorities: First, the deals complement the company's hedging program by providing a protection of physical basis in an illiquid, premium market for over three years, starting in April of 2017. Next, the pricing structures for both deals provide value above the pool sales on Columbia Gas Transmission where much of the gas flowed prior to certain system enhancements. Finally, both deals utilize the customers' firm transportation capacity, at no cost to the Company, thereby allowing CONSOL Energy to forego the renewal of certain firm transportation obligations on ETNG.

CONSOL Energy also continued to recover and sell discretionary ethane during the quarter. Directly-marketed ethane volumes were 367,000 barrels in the first quarter of 2017 and yielded a weighted average sales price in excess of Mont Belvieu ethane and $1.15 per MMBtu higher than CONSOL’s residue natural gas alternative.

During the first quarter of 2017, CONSOL's E&P Division sold 95.0 Bcfe, or a decrease of 3% from the 97.5 Bcfe sold in the year-earlier quarter driven primarily from production declines in the Utica Shale segment. Also during the quarter, total production costs decreased to $2.32 per Mcfe, compared to the year-earlier quarter of $2.41 per Mcfe, driven primarily by reductions to transportation, gathering and compression and lease operating expense as a result of the overall decrease in production.

E&P Division capital expenditures increased in the first quarter to $100.8 million.

CONSOL Energy's PA Mining Operations sold 6.8 million tons in the first quarter of 2017, compared to 5.3 million tons during the year-earlier quarter. Total unit costs were $34.52 per ton, compared to $33.16 per ton in the year-earlier quarter. The PA Mining Operations division had earnings before income tax of $61 million.

CONSOL Energy 2017 - 2018 Guidance

E&P DIVISION GUIDANCE

CONSOL Energy expects E&P Division production guidance for 2017 and 2018 to be approximately 420-440 Bcfe and 490-520 Bcfe, respectively.

Total hedged natural gas production in the 2017 second quarter is 76.1 Bcf. The annual gas hedge position is shown in the table below:

	2017	2018
Volumes Hedged (Bcf), as of 4/18/17	312.4*	283.2
*Includes actual settlements of 97.8 Bcf.

CONSOL Energy's hedged gas volumes include a combination of NYMEX financial hedges and index (NYMEX and basis) hedges and contracts. In addition, to protect the NYMEX hedge volumes from basis exposure, CONSOL enters into basis-only financial hedges and physical sales with fixed basis at certain sales points. CONSOL Energy's gas hedge position is shown in the table below:

GAS HEDGES

	Q2 2017	2017	2018	2019	2020
NYMEX Only Hedges
Volumes (Bcf)	68.0	279.9	276.4	194.9	117.2
Average Prices ($/Mcf)	$3.18	$3.17	$3.17	$3.07	$3.11
Index Hedges and Contracts
Volumes (Bcf)	8.1	32.5	6.8	12.8	7.7
Average Prices ($/Mcf)	$3.19	$3.18	$2.61	$2.51	$2.46
Total Volumes Hedged (Bcf)	76.1	312.4	283.2	207.7	124.9

NYMEX + Basis (fully-covered volumes)[1]
Volumes (Bcf)	71.1	307.2	253.8	170.0	109.8
Average Prices ($/Mcf)	$2.59	$2.61	$2.86	$2.81	$2.85
NYMEX Only Hedges Exposed to Basis
Volumes (Bcf)	5.0	5.2	29.4	37.7	15.1
Average Prices ($/Mcf)	$3.18	$3.17	$3.17	$3.07	$3.11
Total Volumes Hedged (Bcf)	76.1	312.4	283.2	207.7	124.9
1Includes physical sales with fixed basis in Q2 2017, 2017, 2018, 2019, and 2020 of 14.0 Bcf, 62.1 Bcf, 95.3 Bcf, 82.6 Bcf, and 48.7 Bcf, respectively.

During the first quarter of 2017, CONSOL Energy added additional NYMEX natural gas hedges of 63.1 Bcf, 44.3 Bcf, 32.5 Bcf, and 13.8 Bcf for 2018, 2019, 2020, and 2021, respectively. To help mitigate basis exposure on NYMEX hedges, in the first quarter CONSOL added 29.2 Bcf, 76.9 Bcf, 66.5 Bcf, 55.9 Bcf, and 25.0 Bcf of basis hedges for 2017, 2018, 2019, 2020, and 2021, respectively.

PA MINING OPERATIONS DIVISION GUIDANCE

CONSOL Energy expects total consolidated PA Mining Operations annual sales to be approximately 25.6-27.6 million tons for 2017. Also, CONSOL Energy expects total consolidated capital expenditures for PA Mining Operations to be between $120-$136 million for 2017.

Results of Operations - Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016
Net Loss Attributable to CONSOL Energy Shareholders
CONSOL Energy reported a net loss attributable to CONSOL Energy shareholders of $39 million, or a loss per diluted share of $0.17, for the three months ended March 31, 2017, compared to a net loss attributable to CONSOL Energy shareholders of $98 million, or a loss per diluted share of $0.43, for the three months ended March 31, 2016.

	For the Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Variance
Loss from Continuing Operations	$(33,502)	$(43,291)	$9,789
Loss from Discontinued Operations	—	(53,167)	53,167
Net Loss	$(33,502)	$(96,458)	$62,956
Less: Net Income Attributable to Noncontrolling Interest	5,464	1,114	4,350
Net Loss Attributable to CONSOL Energy Shareholders	$(38,966)	$(97,572)	$58,606

CONSOL Energy consists of two principal business divisions: Exploration and Production (E&P) and Pennsylvania (PA) Mining Operations. The E&P division includes four reportable segments: Marcellus, Utica, Coalbed Methane (CBM) and Other Gas.

The E&P division had a loss before income tax of $93 million for the three months ended March 31, 2017, compared to a loss before income tax of $23 million for the three months ended March 31, 2016. Included in the 2017 net loss before income tax was $138 million of expense relating to the impairment in carrying value of Knox Energy LLC and Coalfield Pipeline Company (collectively, "Knox Energy") as a result of being classified as Held for Sale at March 31, 2017 (see Note 8 - Property, Plant and Equipment of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

The following table presents a breakout of net liquid and natural gas sales information to assist in the understanding of the Company’s natural gas production and sales portfolio.

	For the Three Months Ended March 31,
in thousands (unless noted)	2017	2016	Variance	Percent Change
LIQUIDS
NGLs:
Sales Volume (MMcfe)	8,079	9,721	(1,642)	(16.9)%
Sales Volume (Mbbls)	1,347	1,620	(273)	(16.9)%
Gross Price ($/Bbl)	$29.16	$12.30	$16.86	137.1%
Gross Revenue	$39,283	$19,907	$19,376	97.3%

Oil:
Sales Volume (MMcfe)	85	100	(15)	(15.0)%
Sales Volume (Mbbls)	14	17	(3)	(17.6)%
Gross Price ($/Bbl)	$44.40	$30.84	$13.56	44.0%
Gross Revenue	$629	$513	$116	22.6%

Condensate:
Sales Volume (MMcfe)	763	1,580	(817)	(51.7)%
Sales Volume (Mbbls)	127	263	(136)	(51.7)%
Gross Price ($/Bbl)	$33.84	$14.64	$19.20	131.1%
Gross Revenue	$4,305	$3,861	$444	11.5%

GAS
Sales Volume (MMcf)	86,099	86,064	35	—%
Sales Price ($/Mcf)	$3.18	$1.83	$1.35	73.8%
Gross Revenue	$273,546	$157,398	$116,148	73.8%

Hedging Impact ($/Mcf)	$(0.55)	$0.98	$(1.53)	(156.1)%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement	$(47,103)	$84,331	$(131,434)	(155.9)%

The E&P division natural gas, NGLs, and oil sales were $318 million for the three months ended March 31, 2017, compared to $182 million for the three months ended March 31, 2016. The increase was primarily due to the 73.8% increase in the average gas sales price per Mcf without the impact of derivative instruments, offset in part by the 2.6% decrease in total E&P sales volumes. The increase in average sales price was the result of the overall improvement in general market prices in the Appalachian basin during the current period. The increase was offset, in part, by a decrease in the realized (loss) gain on commodity derivative instruments related to the Company's hedging program.

The E&P division's sales volumes, average sales price (including the effects of derivative instruments), and average costs for all active E&P operations were as follows:

	For the Three Months Ended March 31,
	2017	2016	Variance	Percent Change
E&P Sales Volumes (Bcfe)	95.0	97.5	(2.5)	(2.6)%

Average Sales Price (per Mcfe)	$2.85	$2.73	$0.12	4.4%
Average Costs (per Mcfe)	2.32	2.41	(0.09)	(3.7)%
Average Margin	$0.53	$0.32	$0.21	65.6%

Changes in the average costs per Mcfe were primarily related to the following items:

•
Lease operating expense decreased on a per unit basis in the period-to-period comparison due to a decrease in well tending costs, salt water disposal costs and a decrease in both Company operated and joint venture operated repairs and maintenance costs.

•
Depreciation, depletion and amortization decreased on a per-unit basis primarily due to a reduction in Marcellus rates. The reduction in Marcellus rates was primarily due to an increase in the Company's Marcellus reserves following the Marcellus joint venture termination in the fourth quarter of 2016.

•
Transportation, gathering and compression expense increased on a per unit basis in the period-to-period comparison primarily due to an increase in CONE gathering expenses directly related to the increase in Marcellus production after the joint venture termination. See Note 16 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

The PA Mining Operations division had earnings before income tax of $61 million for the three months ended March 31, 2017, compared to earnings before income tax of $23 million for the three months ended March 31, 2016.
Sales tons, average sales price and average cost of goods sold per ton for the PA Mining Operations division were as follows:

	For the Three Months Ended March 31,
	2017	2016	Variance	Percent Change
Company Produced PA Mining Operations Tons Sold (in millions)	6.8	5.3	1.5	28.3%

Average Sales Price per ton sold	$46.80	$42.99	$3.81	8.9%
Average Cost of Goods Sold per ton sold	34.52	33.16	1.36	4.1%
Average Margin	$12.28	$9.83	$2.45	24.9%

The increase in overall tons sold was primarily due to increased demand domestically, in part due to higher natural gas prices. The higher average sales price per ton sold in the 2017 period was primarily the result of the recovery in the global thermal and metallurgical coal markets that the PA Mining Operations complex serves.

The PA Mining Operations division priced 1.8 million tons on the export market for the three months ended March 31, 2017, compared to 1.4 million tons for the three months ended March 31, 2016. All other tons were sold on the domestic market.

Changes in the average cost of goods sold per ton were primarily driven by the idling of one longwall in the first quarter of 2016, as well as an increase in costs associated with additional continuous miner footage and equipment maintenance in the current year.

The Other division includes other business activities not assigned to the E&P or PA Mining Operations divisions, as well as any income tax benefit or expense. The Other division had a net loss of $1 million for the three months ended March 31, 2017, compared to a net loss of $43 million for the three months ended March 31, 2016.
Selling, general and administrative (SG&A) costs are allocated to the PA Mining Operations division based upon a shared service agreement that CONSOL Energy entered into with CNX Coal Resources LP (CNXC) upon execution of the CNXC initial public offering (IPO). The shared service agreement calls for CONSOL Energy to provide certain selling, general and administrative services that are paid for monthly, based on an agreed upon fixed fee that is reset at least annually. See Note 16 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. The remaining SG&A costs are allocated between the E&P and Other divisions based primarily on a percentage of total revenue and a percentage of total projected capital expenditures.

SG&A costs are excluded from E&P and PA Mining Operations unit costs. SG&A costs were $39 million for the three months ended March 31, 2017, compared to $30 million for the three months ended March 31, 2016. SG&A costs increased due to the following items:

	For the Three Months Ended March 31,
(in millions)	2017	2016	Variance	Percent Change
Stock-Based Compensation	$8	$6	$2	33.3%
Short-Term Incentive Compensation	5	4	1	25.0%
Consulting and Professional Services	5	4	1	25.0%
Employee Wages and Related Expenses	14	13	1	7.7%
Advertising and Promotion	1	1	—	—%
Rent	2	2	—	—%
Other	4	—	4	100.0%
Total Company Selling, General and Administrative Expense	$39	$30	$9	30.0%

•	Stock-Based Compensation expense increased $2 million in the period-to-period comparison primarily due to additional non-cash amortization expense.

•	The increase in Short-Term Incentive Compensation was a result of higher anticipated payouts in the current period.

Total Company long-term liabilities, such as Other Post-Employment Benefits (OPEB), the salary retirement plan, workers' compensation, Coal Workers' Pneumoconiosis (CWP), and long-term disability are actuarially calculated for the Company as a whole. In general, the expenses are then allocated to the segments based upon criteria specific to each liability. Total CONSOL Energy continuing operations expense related to actuarial liabilities was $14 million for the three months ended March 31, 2017, compared to $13 million for the three months ended March 31, 2016. See Note 14 - Pension and Other Postretirement Benefits Plans and Note 15 - Coal Workers' Pneumoconiosis (CWP) and Workers' Compensation in the Notes to the Audited Consolidated Financial Statements in Item 8 of the Company's December 31, 2016 Form 10-K and Note 4 - Components of Pension and OPEB Plans Net Periodic Benefit Costs in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details.

TOTAL E&P DIVISION ANALYSIS for the three months ended March 31, 2017 compared to the three months ended March 31, 2016:
The E&P division had a loss before income tax of $93 million for the three months ended March 31, 2017 compared to a loss before income tax of $23 million for the three months ended March 31, 2016. Variances by individual E&P segment are discussed below.

	For the Three Months Ended					Difference to Three Months Ended
	March 31, 2017					March 31, 2016
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGLs and Oil Sales	$190	$54	$58	$16	$318	$94	$20	$16	$6	$136
(Loss) Gain on Commodity Derivative Instruments	(33)	(3)	(9)	23	(22)	(82)	(13)	(28)	46	(77)
Purchased Gas Sales	—	—	—	9	9	—	—	—	—	—
Miscellaneous Other Income	—	—	—	15	15	—	—	—	(14)	(14)
Gain (Loss) on Sale of Assets	—	—	—	4	4	—	—	—	11	11
Total Revenue and Other Income	157	51	49	67	324	12	7	(12)	49	56
Lease Operating Expense	8	4	6	4	22	(2)	(4)	(1)	1	(6)
Production, Ad Valorem, and Other Fees	4	2	2	1	9	(1)	1	—	1	1
Transportation, Gathering and Compression	62	11	17	4	94	2	1	(2)	(1)	—
Depreciation, Depletion and Amortization	53	16	20	6	95	2	(6)	—	(6)	(10)
Exploration and Production Related Other Costs	—	—	—	10	10	—	—	—	8	8
Purchased Gas Costs	—	—	—	9	9	—	—	—	1	1
Other Corporate Expenses	—	—	—	18	18	—	—	—	(5)	(5)
Impairment of Exploration and Production Properties	—	—	—	138	138	—	—	—	138	138
Selling, General and Administrative Costs	—	—	—	21	21	—	—	—	(1)	(1)
Total Exploration and Production Costs	127	33	45	211	416	1	(8)	(3)	136	126
Interest Expense	—	—	—	1	1	—	—	—	—	—
Total E&P Division Costs	127	33	45	212	417	1	(8)	(3)	136	126
Earnings (Loss) Before Income Tax	$30	$18	$4	$(145)	$(93)	$11	$15	$(9)	$(87)	$(70)

MARCELLUS SEGMENT
The Marcellus segment had earnings before income tax of $30 million for the three months ended March 31, 2017 compared to earnings before income tax of $19 million for the three months ended March 31, 2016.

	For the Three Months Ended March 31,
	2017	2016	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	52.9	45.1	7.8	17.3%
NGLs Sales Volumes (Bcfe)*	4.8	5.3	(0.5)	(9.4)%
Condensate Sales Volumes (Bcfe)*	0.3	0.8	(0.5)	(62.5)%
Total Marcellus Sales Volumes (Bcfe)*	58.0	51.2	6.8	13.3%

Average Sales Price - Gas (Mcf)	$3.13	$1.83	$1.30	71.0%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$(0.62)	$1.08	$(1.70)	(157.4)%
Average Sales Price - NGLs (Mcfe)*	$4.54	$2.21	$2.33	105.4%
Average Sales Price - Condensate (Mcfe)*	$5.42	$2.67	$2.75	103.0%

Total Average Marcellus Sales Price (per Mcfe)	$2.70	$2.83	$(0.13)	(4.6)%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.14	0.19	(0.05)	(26.3)%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.07	0.09	(0.02)	(22.2)%
Average Marcellus Transportation, Gathering and Compression costs (per Mcfe)	1.06	1.16	(0.10)	(8.6)%
Average Marcellus Depreciation, Depletion and Amortization costs (per Mcfe)	0.91	1.01	(0.10)	(9.9)%
Total Average Marcellus Costs (per Mcfe)	$2.18	$2.45	$(0.27)	(11.0)%
Average Margin for Marcellus (per Mcfe)	$0.52	$0.38	$0.14	36.8%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGLs and oil sales of $190 million for the three months ended March 31, 2017 compared to $96 million for the three months ended March 31, 2016. The $94 million increase was primarily due to a 71.0% increase in average gas sales price, as well as a 13.3% increase in total Marcellus sales volumes. The increase in sales volumes was primarily due to the termination of the Marcellus Joint Venture with Noble Energy in the fourth quarter of 2016, which resulted in each party owning and operating a 100% interest in certain wells in two separate operating areas (see Note 8 - Property, Plant and Equipment in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details).

The decrease in the total average Marcellus sales price was primarily due to a $1.70 per Mcf decrease in the gain (loss) on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 50.4 Bcf of the Company's produced Marcellus gas sales volumes for the three months ended March 31, 2017 at an average loss of $0.63 per Mcf. For the three months ended March 31, 2016, these financial hedges represented approximately 34.5 Bcf at an average gain of $1.41 per Mcf.

Total exploration and production costs for the Marcellus segment were $127 million for the three months ended March 31, 2017 compared to $126 million for the three months ended March 31, 2016. The increase in total dollars and decrease in unit costs for the Marcellus segment were due to the following items:

•Marcellus lease operating expense was $8 million for the three months ended March 31, 2017 compared to $10 million for the three months ended March 31, 2016. The decrease in total dollars was primarily due to a reduction of salt water disposal, well tending and equipment rental expense in the current period. The decrease in unit costs was due to the 13.3% increase in total Marcellus sales volumes.

•Marcellus production, ad valorem, and other fees were $4 million for the three months ended March 31, 2017 compared to $5 million for the three months ended March 31, 2016. The decrease in total dollars was primarily due to a change in production mix by state as a result of the termination of the Marcellus joint venture with Noble Energy offset, in part, by the increase in average sales price. The decrease in unit costs was due to the 13.3% increase in total Marcellus sales volumes.

•Marcellus transportation, gathering and compression costs were $62 million for the three months ended March 31, 2017 compared to $60 million for the three months ended March 31, 2016. The increase in total dollars was primarily related to an increase in CONE gathering fees due to the 17.3% increase in Marcellus gas sales volumes (See Note 16 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information) offset, in part, by a decrease in the amount of utilized firm transportation expense that was allocated to the Marcellus segment due to a higher proportionate share being allocated to the Utica segment. The decrease in unit costs was due to the 13.3% increase in total Marcellus sales volumes.

•Depreciation, depletion and amortization costs attributable to the Marcellus segment were $53 million for the three months ended March 31, 2017 compared to $51 million for the three months ended March 31, 2016. The period-to-period increase in total dollars was driven primarily by the increase in production. The increase was offset, in part, by a decrease in overall Marcellus rates primarily due to an increase in the Company's Marcellus reserves following the joint venture termination in the fourth quarter of 2016. These amounts included depletion on a unit of production basis of $0.90 per Mcf and $0.99 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

UTICA SEGMENT

The Utica segment had earnings before income tax of $18 million for the three months ended March 31, 2017 compared to earnings before income tax of $3 million for the three months ended March 31, 2016.

	For the Three Months Ended March 31,
	2017	2016	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	11.6	17.7	(6.1)	(34.5)%
NGLs Sales Volumes (Bcfe)*	3.3	4.4	(1.1)	(25.0)%
Condensate Sales Volumes (Bcfe)*	0.4	0.8	(0.4)	(50.0)%
Total Utica Sales Volumes (Bcfe)*	15.3	22.9	(7.6)	(33.2)%

Average Sales Price - Gas (Mcf)	$2.90	$1.37	$1.53	111.7%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$(0.23)	$0.57	$(0.80)	(140.4)%
Average Sales Price - NGLs (Mcfe)*	$5.34	$1.86	$3.48	187.1%
Average Sales Price - Condensate (Mcfe)*	$5.83	$2.20	$3.63	165.0%

Total Average Utica Sales Price (per Mcfe)	$3.32	$1.93	$1.39	72.0%
Average Utica Lease Operating Expenses (per Mcfe)	0.27	0.34	(0.07)	(20.6)%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.17	0.06	0.11	183.3%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.70	0.45	0.25	55.6%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	1.02	0.94	0.08	8.5%
Total Average Utica Costs (per Mcfe)	$2.16	$1.79	$0.37	20.7%
Average Margin for Utica (per Mcfe)	$1.16	$0.14	$1.02	728.6%

*NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Utica segment had natural gas and NGLs sales of $54 million for the three months ended March 31, 2017 compared to $34 million for the three months ended March 31, 2016. The $20 million increase was primarily due to the 111.7% increase in average gas sales price, offset, in part, by the 33.2% decrease in total Utica sales volumes. The decrease in Utica sales volumes primarily related to normal well declines in both Company operated and joint venture operated areas, as well as temporary shut-ins for additional drilling and maintenance.

The increase in the total average Utica sales price was primarily due to a $1.53 per Mcf increase in average gas sales price, offset, in part, by a $0.80 per Mcf decrease in the gain (loss) on commodity derivative instruments in the current period. The notional amounts associated with these financial hedges represented approximately 3.7 Bcf of the Company's produced Utica gas sales volumes for the three months ended March 31, 2017 at an average loss of $0.71 per Mcf. For the three months ended March 31, 2016, these financial hedges represented approximately 7.2 Bcf at an average gain of $1.39 per Mcf.

Total exploration and production costs for the Utica segment were $33 million for the three months ended March 31, 2017 compared to $41 million for the three months ended March 31, 2016. The decrease in total dollars and increase in unit costs for the Utica segment are due to the following items:

•Utica lease operating expense was $4 million for the three months ended March 31, 2017 compared to $8 million for the three months ended March 31, 2016. The decrease in total dollars was primarily due to a decrease in both Company operated and joint venture operated repairs and maintenance costs. The decrease in unit costs was due to the decreased total dollars described above, offset, in part, by a 33.2% decrease in total Utica sales volumes.

•Utica production, ad valorem, and other fees were $2 million for the three months ended March 31, 2017 compared to $1 million for the three months ended March 31, 2016. The increase in total dollars was primarily due to an increase in billings by our joint venture partner related to the Company's proportionate share of ad valorem taxes in the current period. The increase in unit costs in the current period was primarily due to the 33.2% decrease in total Utica sales volumes.

•Utica transportation, gathering and compression costs were $11 million for the three months ended March 31, 2017 compared to $10 million for the three months ended March 31, 2016. The $1 million increase in total dollars was primarily related to an increase in the amount of utilized firm transportation allocated to the Utica segment in the three months ended March 31, 2017 offset, in part, by a decrease in processing fees related to NGLs due to the decrease in NGL volumes. The increase in unit costs were due to the increase in total dollars described above, as well as the 33.2% decrease in total Utica sales volumes.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $16 million for the three months ended March 31, 2017 compared to $22 million for the three months ended March 31, 2016. These amounts included depletion on a unit of production basis of $1.02 per Mcf and $0.93 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $4 million for the three months ended March 31, 2017 compared to earnings before income tax of $13 million for the three months ended March 31, 2016.

	For the Three Months Ended March 31,
	2017	2016	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	16.7	17.6	(0.9)	(5.1)%

Average Sales Price - Gas (Mcf)	$3.52	$2.41	$1.11	46.1%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$(0.55)	$1.09	$(1.64)	(150.5)%

Total Average CBM Sales Price (per Mcf)	$2.97	$3.50	$(0.53)	(15.1)%
Average CBM Lease Operating Expenses (per Mcf)	0.37	0.39	(0.02)	(5.1)%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.13	0.09	0.04	44.4%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.00	1.05	(0.05)	(4.8)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.25	1.25	—	—%
Total Average CBM Costs (per Mcf)	$2.75	$2.78	$(0.03)	(1.1)%
Average Margin for CBM (per Mcf)	$0.22	$0.72	$(0.50)	(69.4)%

The CBM segment had natural gas sales of $58 million in the three months ended March 31, 2017 compared to $42 million for the three months ended March 31, 2016. The $16 million increase was primarily due to a 46.1% increase in the average gas sales price per Mcf, offset, in part, by a 5.1% decrease in CBM gas sales volumes. The decrease in CBM sales volumes was primarily due to normal well declines and less drilling activity.

The total average CBM sales price decreased $0.53 per Mcf due primarily to a $1.64 per Mcf decrease in the gain (loss) on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 14.6 Bcf of the Company's produced CBM sales volumes for the three months ended

March 31, 2017 at an average loss of $0.61 per Mcf. For the three months ended March 31, 2016, these financial hedges represented approximately 12.8 Bcf at an average gain of $1.49 per Mcf.

Total exploration and production costs for the CBM segment were $45 million for the three months ended March 31, 2017 compared to $48 million for the three months ended March 31, 2016. The decrease in total dollars and decrease in unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $6 million for the three months ended March 31, 2017 compared to $7 million for the three months ended March 31, 2016. The decrease in total dollars was primarily related to a decrease in salt water disposal costs in the current period due to an effort to reuse this water in the hydraulic fracturing process of Marcellus wells. The decrease in unit costs was primarily due to the decrease in total dollars described above, partially offset by the decrease in CBM sales volumes.

•CBM production, ad valorem, and other fees were $2 million for the three months ended March 31, 2017 and the three months ended March 31, 2016. Unit costs increased in the current period due to the decrease in CBM sales volumes.

•CBM transportation, gathering and compression costs were $17 million for the three months ended March 31, 2017 compared to $19 million for the three months ended March 31, 2016. The $2 million decrease was primarily related to a decrease in power expense related to an effort to minimize the number of compressors needed and a decrease in utilized firm transportation expense resulting from the decrease in CBM sales volumes. Unit costs were also positively impacted by the decrease in total dollars which was offset, in part, by the decrease in CBM sales volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $20 million for the three months ended March 31, 2017 and for the three months ended March 31, 2016. These amounts included depletion on a unit of production basis of $0.78 per Mcf and $0.82 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

OTHER GAS SEGMENT

The Other Gas segment had a loss before income tax of $145 million for the three months ended March 31, 2017 compared to a loss before income tax of $58 million for the three months ended March 31, 2016.

	For the Three Months Ended March 31,
	2017	2016	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	4.9	5.7	(0.8)	(14.0)%
Oil Sales Volumes (Bcfe)*	0.1	0.1	—	—%
Total Other Sales Volumes (Bcfe)*	5.0	5.8	(0.8)	(13.8)%

Average Sales Price - Gas (Mcf)	$3.20	$1.47	$1.73	117.7%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)	$(0.52)	$1.15	$(1.67)	(145.2)%
Average Sales Price - Oil (Mcfe)*	$7.34	$5.27	$2.07	39.3%

Total Average Other Sales Price (per Mcfe)	$2.75	$2.66	$0.09	3.4%
Average Other Lease Operating Expenses (per Mcfe)	0.63	0.58	0.05	8.6%
Average Other Production, Ad Valorem, and Other Fees (per Mcfe)	0.14	0.11	0.03	27.3%
Average Other Transportation, Gathering and Compression Costs (per Mcfe)	1.08	0.96	0.12	12.5%
Average Other Depreciation, Depletion and Amortization Costs (per Mcfe)	1.06	1.76	(0.70)	(39.8)%
Total Average Other Costs (per Mcfe)	$2.91	$3.41	$(0.50)	(14.7)%
Average Margin for Other (per Mcfe)	$(0.16)	$(0.75)	$0.59	78.7%

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

Other Gas sales volumes are primarily related to shallow oil and gas production, as well as the Chattanooga shale in Tennessee. Natural gas, NGLs and oil sales related to the Other Gas segment were $16 million for the three months ended March 31, 2017 compared to $10 million for the three months ended March 31, 2016. The increase in natural gas, NGLs and oil sales primarily related to the $1.73 per Mcf increase in the average gas sales price and the 39.3% increase in the average oil sales price. Total exploration and production costs related to these other sales were $15 million for the three months ended March 31, 2017 compared to $20 million for the three months ended March 31, 2016. The decrease was primarily due to a decrease in depreciation, depletion and amortization costs as a result of certain assets becoming fully depreciated in the current period.

The Other Gas segment recognized an unrealized gain on commodity derivative instruments of $25 million for the three months ended March 31, 2017 compared to an unrealized loss on commodity derivative instruments of $29 million for the three months ended March 31, 2016. The unrealized gain/loss on commodity derivative instruments represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis. In addition, the Other Gas segment had a realized loss of $2 million for the three months ended March 31, 2017 compared to a realized gain of $6 million for the three months ended March 31, 2016 related to the cash settlement of commodity hedges.

Purchased gas volumes represent volumes of gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers. Purchased gas sales revenues remained consistent at $9 million for the three months ended March 31, 2017 and the three months ended March 31, 2016. Purchased gas costs were $9 million for the three months ended March 31, 2017 compared to $8 million for the three months ended March 31, 2016.

	For the Three Months Ended March 31,
	2017	2016	Variance	Percent Change
Purchased Gas Sales Volumes (in billion cubic feet)	2.6	4.7	(2.1)	(44.7)%
Average Sales Price (per Mcf)	$3.46	$1.83	$1.63	89.1%
Average Cost (per Mcf)	$3.42	$1.67	$1.75	104.8%

Miscellaneous other income was $15 million for the three months ended March 31, 2017 compared to $29 million for the three months ended March 31, 2016. The $14 million decrease was due to the following items:

	For the Three Months Ended March 31,
(in millions)	2017	2016	Variance	Percent Change
Right of Way Sales	$—	$11	$(11)	(100.0)%
Equity in Earnings of Affiliates	12	16	(4)	(25.0)%
Gathering Revenue	3	3	—	—%
Other	—	(1)	1	(100.0)%
Total Miscellaneous Other Income	$15	$29	$(14)	(48.3)%

•	Right of Way Sales relate to an initiative to generate additional revenue from the Company's unutilized surface rights.
    No such sales occurred in the current period.

•
Equity in Earnings of Affiliates decreased $4 million due to a decrease in earnings from CONE Midstream Partners, LP. and CONE Gathering, LLC. See Note 16 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Gain (loss) on sale of assets was a gain of $4 million for the three months ended March 31, 2017 compared to a loss of $7 million for the three months ended March 31, 2016. The $11 million increase was primarily due to a $13 million loss on the sale of a gathering pipeline in the previous period.

Exploration and production related other costs were $10 million for the three months ended March 31, 2017 compared to $2 million for the three months ended March 31, 2016. The $8 million increase is due to the following items:

	For the Three Months Ended March 31,
(in millions)	2017	2016	Variance	Percent Change
Lease Expiration Costs	$8	$—	$8	100.0%
Land Rentals	1	1	—	—%
Other	1	1	—	—%
Total Exploration and Other Costs	$10	$2	$8	400.0%

Other corporate expenses were $18 million for the three months ended March 31, 2017 compared to $23 million for the three months ended March 31, 2016. The $5 million decrease in the period-to-period comparison was made up of the following items:

	For the Three Months Ended March 31,
(in millions)	2017	2016	Variance	Percent Change
Idle Rig Fees	$2	$9	$(7)	(77.8)%
Litigation Expense	—	2	(2)	(100.0)%
Insurance Expense	1	1	—	—%
Unutilized Firm Transportation and Processing Fees	15	8	7	87.5%
Other	—	3	(3)	(100.0)%
Total Other Corporate Expenses	$18	$23	$(5)	(21.7)%

•
Idle Rig Fees are fees related to the temporary idling of some of the Company's natural gas rigs. The total idle rig expense incurred by the Company has decreased by $7 million for the current quarter as compared to the prior year quarter due to an increase in drilling activity as a direct result of the recovery in natural gas pricing.

•
Unutilized Firm Transportation and Processing Fees represent pipeline transportation capacity the E&P segment has obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for natural gas liquids. The increase in the period-to-period comparison was primarily due to the decrease in the utilization of the capacity. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Gathering Revenue in miscellaneous other income above.

Impairment of Exploration and Production Properties of $138 million for the three months ended March 31, 2017 related to an impairment in the carrying value of Knox Energy as a result of being classified as Held for Sale at March 31, 2017. See Note 8 - Property Plant and Equipment of the Notes to the Audited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. No such impairments occurred in the prior period.

Selling, general and administrative (SG&A) costs are allocated to the total E&P segment based on percentage of total revenue and percentage of total projected capital expenditures. SG&A costs were $21 million for the three months ended March 31, 2017 compared to $22 million for the three months ended March 31, 2016. Refer to the discussion of total company selling, general and administrative costs contained in the section "Net Loss attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Interest expense related to the E&P division remained consistent at $1 million for the three months ended March 31, 2017 and March 31, 2016. Interest incurred by the Other Gas segment primarily relates to a capital lease.

TOTAL PA MINING OPERATIONS DIVISION ANALYSIS for the three months ended March 31, 2017 compared to the three months ended March 31, 2016:
The PA Mining Operations division principal activities consist of mining, preparation and marketing of thermal coal to power generators. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PA Mining Operations division but not included in the cost components on a per unit basis.

The PA Mining Operations division had earnings before income tax of $61 million for the three months ended March 31, 2017, compared to earnings before income tax of $23 million for the three months ended March 31, 2016. Variances are discussed below.

	For the Three Months Ended March 31,
(in millions)	2017	2016	Variance
Sales:
Coal Sales	$316	$226	$90
Freight Revenue	12	13	(1)
Miscellaneous Other Income	4	—	4
Total Revenue and Other Income	332	239	93
Operating Costs and Expenses:
Operating Costs	193	139	54
Depreciation, Depletion and Amortization	40	35	5
Total Operating Costs and Expenses	233	174	59
Other Costs and Expenses:
Other Costs	7	15	(8)
Depreciation, Depletion and Amortization	2	6	(4)
Total Other Costs and Expenses	9	21	(12)
Freight Expense	12	13	(1)
Selling, General and Administrative Costs	15	6	9
Total PA Mining Operations Costs	269	214	55
Interest Expense	2	2	—
Total PA Mining Operations Division Expense	271	216	55
Earnings Before Income Tax	$61	$23	$38

The PA Mining Operations coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Three Months Ended March 31,
	2017	2016	Variance	Percent Change
Company Produced PA Mining Operations Tons Sold (in millions)	6.8	5.3	1.5	28.3%
Average Sales Price Per PA Mining Operations Ton Sold	$46.80	$42.99	$3.81	8.9%

Total Operating Costs Per Ton Sold	$28.75	$26.71	$2.04	7.6%
Total Depreciation, Depletion and Amortization Costs Per Ton Sold	5.77	6.45	(0.68)	(10.5)%
Total Costs Per PA Mining Operations Ton Sold	$34.52	$33.16	$1.36	4.1%
Average Margin Per PA Mining Operations Ton Sold	$12.28	$9.83	$2.45	24.9%
Coal Sales
PA Mining Operations coal sales were $316 million for the three months ended March 31, 2017, compared to $226 million for the three months ended March 31, 2016. The $90 million increase was attributable to a 1.5 million increase in tons sold and a$3.81 per ton higher average sales price. The increase in tons sold was primarily due to increased demand domestically, in part due to higher natural gas prices. The higher average sales price per ton sold in the 2017 period was primarily the result of the recovery in the global thermal and metallurgical coal markets that the PA Mining Operations complex serves. The global coking coal benchmark was up about 250% in the first quarter of 2017 compared to the first quarter of 2016, and the API2 index was up more than 70% versus the year-ago quarter.
Freight Revenue and Freight Expense
Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $12 million for the three months ended March 31, 2017, compared to $13 million in the three months ended March 31, 2016. The $1 million decrease was due to decreased shipments where transportation services were contractually provided.

Miscellaneous Other Income

Miscellaneous other income increased $4 million in the period-to-period comparison, primarily due to sales of externally purchased coal during the three months ended March 31, 2017 for blending purposes only. No such transactions occurred in the previous period.

Operating Costs and Expenses
Operating costs and expenses are comprised of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Operating costs and expenses include items such as direct operating costs, royalty and production taxes, employee-related expenses and depreciation, depletion, and amortization costs. Total operating costs and expenses for the PA Mining Operations division were $233 million for the three months ended March 31, 2017, or $59 million higher than the $174 million for the three months ended March 31, 2016. Total costs per PA Mining Operations ton sold were $34.52 per ton for the three months ended March 31, 2017, compared to $33.16 per ton for the three months ended March 31, 2016. The increase in the cost of coal sold was driven by the idling of one longwall at the PA Mining Operations complex in the prior year, as well as an increase in costs associated with additional continuous miner footage and equipment maintenance in the current year. Productivity for the three months ended March 31, 2017, as measured by tons per employee-hour, improved by 7% compared to the year earlier period, despite the geological conditions encountered during the quarter.

Other Costs and Expenses

Other costs and expenses include items that are assigned to the PA Mining Operations division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs and expenses decreased $12 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily attributable to prior year costs related to the temporary idling of one longwall at the PA Mining Operations complex to optimize the production schedule.
Selling, General and Administrative Costs
Upon execution of the CNXC IPO, CNXC entered into a service agreement with CONSOL Energy that required CONSOL Energy to provide certain selling, general and administrative services. These services are paid monthly based on an agreed upon fixed fee that is reset at least annually. See Note 16 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. The amount of selling, general and administrative costs related to PA Mining Operations was $15 million for the three months ended March 31, 2017, compared to $6 million for the three months ended March 31, 2016. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net Loss Attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Interest Expense

Interest expense, net of amounts capitalized, of $2 million for the three months ended March 31, 2017 and 2016, is primarily comprised of interest on the CNXC revolving credit facility that was drawn upon after the CNXC IPO on July 7, 2015.

OTHER DIVISION ANALYSIS for the three months ended March 31, 2017 compared to the three months ended March 31, 2016:

The Other division includes expenses from various corporate and diversified business activities that are not allocated to the E&P or PA Mining Operations divisions. The diversified business activities include coal terminal operations, closed and idle mine activities, water operations, selling, general and administrative activities, income tax benefit, as well as various other non-operated activities.

The Other division had a loss before income tax of $55 million for the three months ended March 31, 2017, compared to a loss before income tax of $67 million for the three months ended March 31, 2016. The Other division also includes a total Company income tax benefit related to continuing operations of $54 million for the three months ended March 31, 2017, compared to an income tax benefit of $24 million for the three months ended March 31, 2016.

	For the Three Months Ended March 31,
(in millions)	2017	2016	Variance	Percent Change
Other Outside Sales	$13	$8	$5	62.5%
Miscellaneous Other Income	21	17	4	23.5%
Gain on Sale of Assets	8	—	8	100.0%
Total Revenue	42	25	17	68.0%
Miscellaneous Operating Expense	44	35	9	25.7%
Selling, General, and Administrative Costs	2	2	—	—%
Depreciation, Depletion and Amortization	11	8	3	37.5%
Gain on Debt Extinguishment	(1)	—	(1)	(100.0)%
Interest Expense	41	47	(6)	(12.8)%
Total Other Costs	97	92	5	5.4%
Loss Before Income Tax	(55)	(67)	12	(17.9)%
Income Tax Benefit	(54)	(24)	(30)	125.0%
Net Loss	$(1)	$(43)	$42	(97.7)%

Other Outside Sales
Other outside sales primarily consists of sales from the Company's coal terminal operations. Coal terminal operations sales were $13 million for the three months ended March 31, 2017, compared to $8 million for the three months ended March 31, 2016. The $5 million increase in the period-to-period comparison was primarily due to an increase in throughput rates in the current period.
Miscellaneous Other Income

Miscellaneous other income was $21 million for the three months ended March 31, 2017, compared to $17 million for the three months ended March 31, 2016. The change is due to the following items:

	For the Three Months Ended March 31,
(in millions)	2017	2016	Variance
Royalty Income	$9	$2	$7
Rental Income	9	9	—
Equity in Earnings of Affiliates	—	1	(1)
Right of Way Sales	1	4	(3)
Other Income	2	1	1
Total Miscellaneous Other Income	$21	$17	$4

•
Royalty Income related to non-operated coal properties increased $7 million in the period-to period comparison primarily due to payments received in the current period as a result of the Buchanan Mine sale. See Note 2-Discontinued Operations in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details.

•	Right of Way Sales relate to an initiative to generate additional revenue from the Company's unutilized surface rights.
The decrease of $3 million in the period-to-period comparison was due to less sales in the current period.

Gain on Sale of Assets
Gain on sale of assets increased $8 million in the period-to-period comparison primarily due to the sale of Powhatan #4 coal reserves during the three months ended March 31, 2017.
Miscellaneous Operating Expense

Miscellaneous operating expense related to the Other division was $44 million for the three months ended March 31, 2017, compared to $35 million for the three months ended March 31, 2016. Miscellaneous operating expense increased in the period-to-period comparison due to the following items:

	For the Three Months Ended March 31,
(in millions)	2017	2016	Variance
Transaction Fees	$5	$—	$5
Coal Terminal Operations	5	4	1
Pension Expense	(2)	(3)	1
Bank Fees	5	4	1
Litigation Expense	1	—	1
Lease Rental Expense	8	8	—
Workers' Compensation	1	1	—
UMWA Expenses	2	2	—
UMWA OPEB Expense	11	11	—
Coal Reserve Holding Costs	2	2	—
Professional Services	1	2	(1)
Closed and Idle Mines	2	3	(1)
Severance Payments	—	1	(1)
Other	3	—	3
Miscellaneous Operating Expense	$44	$35	$9

•	Transaction Fees of $5 million are costs incurred in the current period related to strategic initiatives.

•	Coal Terminal Operations costs increased $1 million in the period-to-period comparison primarily due to an increase in operating costs associated with the increase in throughput.

•
Severance Payments were $1 million for the three months ended March 31, 2016 related to the company reorganization that occurred in the prior year period. No such transactions occurred in the current period.

•
Other includes expenses related to the Company's water operations as well as miscellaneous corporate activity. The increase was due to various transactions that occurred throughout both periods, none of which were individually material.

Selling, General and Administrative Costs
Selling, general and administrative costs allocated to the Other Division were $2 million for the three months ended March 31, 2017 and March 31, 2016. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net Loss Attributable to CONSOL Energy Shareholders" of this quarterly report for more information.
Deprecation, Depletion and Amortization
Depreciation, depletion and amortization increased $3 million in the period-to-period comparison, primarily due to additional assets placed in service during the current period.

Gain on Debt Extinguishment
Gain on debt extinguishment of $1 million was recognized in the three months ended March 31, 2017 due to the purchase of a portion of the 5.875% senior notes that are due in 2022 at an average price equal to 98.5% of the principal amount.
Interest Expense

Interest expense of $41 million was recognized in the three months ended March 31, 2017, compared to $47 million in the three months ended March 31, 2016. The decrease of $6 million was primarily due to the Company's revolving credit facility having no outstanding borrowings during the three months ended March 31, 2017 compared to $851 million outstanding at March 31, 2016. The decrease was also due to the payoff of a portion of the 2022 senior notes during the three months ended March 31, 2017.

Income Taxes

The effective income tax rate for continuing operations when excluding noncontrolling interest was 58.0% for the three months ended March 31, 2017, compared to 34.9% for the three months ended March 31, 2016. The effective rates for the three months ended March 31, 2017 and 2016 were calculated using the annual effective rate projections on recurring earnings and include tax liabilities related to certain discrete transactions. See Note 6 - Income Taxes of the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional information.

	For the Three Months Ended March 31,
(in millions)	2017	2016	Variance	Percent Change
Total Company Loss Before Income Tax Excluding Noncontrolling Interest	$(93)	$(68)	$(25)	36.8%
Income Tax Benefit	$(54)	$(24)	$(30)	125.0%
Effective Income Tax Rate	58.0%	34.9%	23.1%

Liquidity and Capital Resources
CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. On June 18, 2014, CONSOL Energy entered into a five year Credit Agreement for a $2.0 billion senior secured revolving credit facility. In November 2016, the Company's lending group reaffirmed the $2.0 billion borrowing base of the facility, which expires on June 18, 2019. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries. CONSOL Energy's credit facility allows for up to $2.0 billion of borrowings, which includes a $750 million letters of credit aggregate sub-limit. CONSOL Energy can request an additional $500 million increase in the aggregate borrowing limit amount. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Availability under the facility is limited to a borrowing base, which is determined by the lenders syndication agent and approved by the required number of lenders in good faith by calculating a value of CONSOL Energy's proved gas reserves. The facility includes a minimum interest coverage ratio covenant of no less than 2.50 to 1.00, measured quarterly. The interest coverage ratio is calculated as the ratio of Adjusted EBITDA to cash interest expense of CONSOL Energy and certain of its subsidiaries, excluding CNXC. The interest coverage ratio was 3.94 to 1.00 at March 31, 2017. Adjusted EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, and gains and losses on debt extinguishment, and includes cash distributions received from affiliates, plus pro-rata earnings from material acquisitions. The facility also includes a minimum current ratio covenant of no less than 1.00 to 1.00, measured quarterly. The minimum current ratio is calculated as the ratio of current assets plus revolver availability, to current liabilities excluding borrowings under the revolver. This calculation also excludes all of CNXC's current assets, current liabilities and revolver availability. The current ratio was 2.41 to 1.00 at March 31, 2017. Affirmative and negative covenants in the facility limit the Company's ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends, merge with another corporation and amend, modify or restate the senior unsecured notes. The credit facility allows unlimited investments in joint ventures for the development and operation of natural gas gathering systems. The facility permits CONSOL Energy to separate its natural gas and coal businesses if the leverage ratio (which, is essentially the ratio of debt to EBITDA) of the natural gas business immediately after the separation would not be greater than 2.75 to 1.00. At March 31, 2017, the facility had no borrowings outstanding and $333 million of letters of credit outstanding, leaving $1,667 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
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
In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various natural gas and NGL swap and option transactions, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net liability of $164 million at March 31, 2017 and a net liability of $188 million at December 31, 2016. The Company has not experienced any issues of non-performance by derivative counterparties.
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

Cash Flows (in millions)

	For the Three Months Ended March 31,
	2017	2016	Change
Cash Provided by Operating Activities	$205	$130	$75
Cash (Used in) Provided by Investing Activities	$(88)	$321	$(409)
Cash Used in Financing Activities	$(117)	$(97)	$(20)

Cash provided by operating activities changed in the period-to-period comparison primarily due to the following items:

•	Net loss decreased $63 million in the period-to-period comparison.

•
Adjustments to reconcile net loss to cash provided by operating activities primarily consisted of a $54 million net change in commodity derivative instruments and a $59 million decrease in discontinued operations (See Note 2 - Discontinued Operations in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information). These adjustments were offset, in part, by a $138 million impairment in the carrying value of Knox Energy, which was classified as Held for Sale at March 31, 2017 (See Note 8 - Property, Plant, and Equipment in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for more information).

Cash (used in) provided by investing activities changed in the period-to-period comparison primarily due to the following items:

•	Capital expenditures increased $35 million in the period-to-period comparison due to the following:

◦	E&P division capital expenditures increased $38 million primarily due to increased expenditures in both the Marcellus and Utica plays resulting from increased drilling activity.

◦
PA Mining Operations division capital expenditures decreased $5 million primarily due a decrease in building and structure expenditures, as well as equipment purchases and various other items that occurred throughout both periods, none of which were individually material.

◦	Other capital expenditures increased $2 million primarily due to expenditures related to the Company's water operations.

•	Proceeds from the sale of assets increased $11 million primarily due to the sale of the Company's Powhatan #4 surface property in Monroe County, Ohio.

•
Net Distributions from (Investments in) Equity Affiliates changed $11 million in the period-to-period comparison primarily due to a $6 million distribution received from CONE Midstream Partners, LP in the three months ended March 31, 2017. During the three months ended March 31, 2016, $5 million of contributions were made to CONE Midstream Partners, LP. See Note 16 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
Discontinued Operations decreased $396 million primarily as a result of the sale of the Buchanan Mine and certain other metallurgical coal reserves in the three months ended March 31, 2016. See Note 2 - Discontinued Operations of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Cash used in financing activities changed in the period-to-period comparison primarily due to the following items:

•
In the three months ended March 31, 2017, CONSOL Energy repurchased $98 million of the 2022 bonds. See Note 10 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional details.

•
In the three months ended March 31, 2017, there were $4 million of net payments under the CNX Coal Resources LP credit facility compared with $15 million of net proceeds in the three months ended March 31, 2016.

•	In the three months ended March 31, 2016, CONSOL Energy made payments on the senior secured credit facility of $101 million. No payments were made in the three months ended March 31, 2017.

The following is a summary of the Company's significant contractual obligations at March 31, 2017 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$58,005	$25,036	$1,255	$—	$84,296
Gas Firm Transportation and Processing	146,575	255,557	242,340	598,135	1,242,607
Long-Term Debt	1,660	475	292,470	2,353,252	2,647,857
Interest on Long-Term Debt	163,960	327,834	303,924	133,287	929,005
Capital (Finance) Lease Obligations	10,191	20,424	16,142	—	46,757
Interest on Capital (Finance) Lease Obligations	2,770	3,715	962	—	7,447
Operating Lease Obligations	103,607	87,566	52,856	75,502	319,531
Long-Term Liabilities—Employee Related (a)	67,582	132,776	129,806	583,372	913,536
Other Long-Term Liabilities (b)	479,092	101,256	50,975	340,141	971,464
Total Contractual Obligations (c)	$1,033,442	$954,639	$1,090,730	$4,083,689	$7,162,500
 _________________________

(a)
Employee related long-term liabilities include other post-employment benefits, work-related injuries and illnesses. Estimated salaried retirement contributions required to meet minimum funding standards under ERISA are excluded from the pay-out table due to the uncertainty regarding amounts to be contributed. Additional contributions to the pension trust are not expected to be significant for the remainder of 2017.

(b)	Other long-term liabilities include mine reclamation and closure and other long-term liability costs.

(c)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt
At March 31, 2017, CONSOL Energy had total long-term debt and capital lease obligations of $2,695 million outstanding, including the current portion of long-term debt of $12 million. This long-term debt consisted of:

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

•
An aggregate principal amount of $1,750 million of 5.875% senior unsecured notes due in April 2022 plus $4 million of unamortized bond premium. Interest on the notes is payable April 15 and October 15 of each year. Payment of the principal and interest on the notes is guaranteed by most of CONSOL Energy's subsidiaries.

•
An aggregate principal amount of $500 million of 8.00% senior unsecured notes due in April 2023 less $5 million of unamortized bond discount. Interest on the notes is payable April 1 and October 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CONSOL Energy’s subsidiaries.

•
An aggregate principal amount of $103 million of industrial revenue bonds, which were issued to finance the Baltimore port facility, bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of principal and interest on the notes is guaranteed by CONSOL Energy.

•	Advance royalty commitments of $3 million with an average interest rate of 7.73% per annum.

•	An aggregate principal amount of $1 million on a note maturing in March 2018.

•	An aggregate principal amount of $47 million of capital leases with a weighted average interest rate of 6.51% per annum.

•	An aggregate principal amount of $197 million in outstanding borrowings under the revolver for CNXC. CONSOL Energy is not a guarantor of CNXC's revolving credit facility.

At March 31, 2017, CONSOL Energy had no borrowings outstanding and approximately $333 million of letters of credit outstanding under the $2.0 billion senior secured revolving credit facility.

Total Equity and Dividends
CONSOL Energy had total equity of $3,906 million at March 31, 2017 and $3,941 million at December 31, 2016. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. CONSOL Energy suspended its quarterly dividend following the sale of the Buchanan Mine to further reflect the Company's increased emphasis on growth. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's credit facility limits CONSOL Energy's ability to pay dividends in excess of an annual rate of $0.50 per share when the Company's leverage ratio exceeds 3.50 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facility. The total leverage ratio was 4.01 to 1.00 and the cumulative credit was approximately $818 million at March 31, 2017. The calculation of this leverage ratio excludes CNXC. The credit facility does not permit dividend payments in the event of default. The indentures to the 2022 and 2023 notes limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the three months ended March 31, 2017.

On April 21, 2017 the Board of Directors of CONE Midstream GP LLC, the general partner of CONE Midstream Partners LP, announced the declaration of a cash distribution of $0.2821 per unit with respect to the first quarter of 2017. The distribution will be made on May 15, 2017 to unitholders of record as of the close of business on May 4, 2017. The distribution, which equates to annual distribution of $1.1284 per unit, represents an increase of 15.1% over the distribution paid with respect to the first quarter of 2016.

On April 26, 2017, the Board of Directors of CNXC declared a cash distribution to the Partnership's unitholders for the first quarter of 2017 of $0.5125 per common and subordinated units and $0.4678 per Class A Preferred Unit. The cash distribution will be paid on May 15, 2017 to the unitholders of record at the close of business on May 8, 2017.

Off-Balance Sheet Transactions

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q. CONSOL Energy participates in various multi-employer benefit plans such as the UMWA Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at March 31, 2017. The various multi-employer benefit plans are discussed in Note 16—Other Employee Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of the December 31, 2016 Form 10-K. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at March 31, 2017. Management believes these items will expire without being funded. See Note 11—Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

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

•	there is no assurance that the potential drop-downs, spin-off or sale of the coal business will occur, or if it does occur that we will be able to negotiate favorable terms;

•
with respect to the termination of the joint venture with Noble, any disruption to our business, including customer and supplier relationships from this transaction, and the impact of the transaction on our future operating and financial results and liquidity; and

•	other factors discussed in the 2016 Form 10-K under “Risk Factors,” as updated by any subsequent Form 10-Qs, which are on file at the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

For a summary of accounting policies related to derivative instruments, see Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of CONSOL Energy's 2016 Form 10-K.

At March 31, 2017, our open derivative instruments were in a net liability position with a fair value of $164 million. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at March 31, 2017. A hypothetical 10 percent increase in future natural gas prices would decrease future earnings related to derivatives by $273 million.
CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 2017, CONSOL Energy had $2,472 million aggregate principal amount of debt outstanding under fixed-rate instruments and $197 million of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were no borrowings at March 31, 2017, and CNXC's revolving credit facility, under which there were $197 million of borrowings at March 31, 2017. A hypothetical 100 basis-point increase in the average rate for CONSOL Energy's and CNXC's revolving credit facilities would decrease pre-tax future earnings by $2 million.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, CONSOL Energy does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of April 18, 2017, our hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2017 Fixed Price Volumes
Hedged Bcf	N/A	76.1	81.0	81.0	238.1
Weighted Average Hedge Price per Mcf	N/A	$2.62	$2.59	$2.65	$2.63
2018 Fixed Price Volumes
Hedged Bcf	69.8	70.6	71.4	71.4	283.2
Weighted Average Hedge Price per Mcf	$2.89	$2.90	$2.90	$2.90	$2.89
2019 Fixed Price Volumes
Hedged Bcf	51.2	51.8	52.4	52.3	207.7
Weighted Average Hedge Price per Mcf	$2.86	$2.86	$2.86	$2.86	$2.86
2020 Fixed Price Volumes
Hedged Bcf	31.8	31.1	31.4	31.4	124.9*
Weighted Average Hedge Price per Mcf	$2.98	$2.86	$2.86	$2.84	$2.88
2021 Fixed Price Volumes
Hedged Bcf	6.9	7.0	7.1	6.6	27.6
Weighted Average Hedge Price per Mcf	$2.66	$2.66	$2.66	$2.58	$2.64
*Quarterly volumes do not add to annual volumes in as much as the discrete condition in the first quarter, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2017 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
The first through the seventh paragraphs of Note 11—Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 4.     MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95 to this quarterly report.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety and Health Administration Safety Data.

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2017 furnished in XBRL).
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2017

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