Form 10-Q
period 2017-06-30
CONSOL Energy Inc
filed 2017-08-01
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of July 17, 2017
Common stock, $0.01 par value	230,069,268

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
NGL - Natural gas liquids - those hydrocarbons in natural gas that are separated from the gas as liquids through the process.
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
Tcfe - One trillion cubic feet of natural gas equivalents, with one barrel of oil being equivalent to 6,000 cubic feet of gas.

PART I : FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
(Unaudited)	June 30,		June 30,
Revenues and Other Income:	2017	2016	2017	2016
Natural Gas, NGLs and Oil Sales	$260,305	$167,931	$578,068	$349,188
Gain (Loss) on Commodity Derivative Instruments	83,788	(199,380)	61,325	(144,320)
Coal Sales	303,707	250,562	620,155	476,726
Other Outside Sales	15,974	8,207	29,027	15,973
Purchased Gas Sales	10,316	7,929	19,294	16,547
Freight-Outside Coal	17,763	11,447	30,045	24,557
Miscellaneous Other Income	33,937	33,636	74,633	81,766
Gain (Loss) on Sale of Assets	140,162	5,614	152,113	(1,662)
Total Revenue and Other Income	865,952	285,946	1,564,660	818,775
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	21,072	23,655	42,705	51,394
Transportation, Gathering and Compression	86,599	90,983	180,931	184,957
Production, Ad Valorem, and Other Fees	4,606	6,402	13,935	14,705
Depreciation, Depletion and Amortization	91,287	105,151	186,635	210,866
Exploration and Production Related Other Costs	19,715	2,905	29,501	4,652
Purchased Gas Costs	10,194	8,884	19,089	16,752
Other Corporate Expenses	23,398	21,422	41,328	44,220
Impairment of Exploration and Production Properties	—	—	137,865	—
Selling, General, and Administrative Costs	20,672	25,411	42,162	47,869
Total Exploration and Production Costs	277,543	284,813	694,151	575,415
PA Mining Operations Costs
Operating and Other Costs	201,091	184,459	400,905	338,560
Depreciation, Depletion and Amortization	41,402	41,698	83,703	82,964
Freight Expense	17,763	11,447	30,045	24,557
Selling, General, and Administrative Costs	17,104	6,779	31,972	12,554
Total PA Mining Operations Costs	277,360	244,383	546,625	458,635
Other Costs
Miscellaneous Operating Expense	38,731	51,776	81,493	86,923
Selling, General, and Administrative Costs	3,654	4,075	6,286	6,128
Depreciation, Depletion and Amortization (See Note 1)	(15,620)	(11,629)	(4,499)	(3,622)
Loss (Gain) on Debt Extinguishment	36	—	(786)	—
Interest Expense	43,432	47,428	87,865	97,292
Total Other Costs	70,233	91,650	170,359	186,721
Total Costs And Expenses	625,136	620,846	1,411,135	1,220,771
Earnings (Loss) From Continuing Operations Before Income Tax	240,816	(334,900)	153,525	(401,996)
Income Tax Expense (Benefit)	66,993	(100,856)	13,204	(124,656)
Income (Loss) From Continuing Operations	173,823	(234,044)	140,321	(277,340)
Loss From Discontinued Operations, net	—	(234,605)	—	(287,772)
Net Income (Loss)	173,823	(468,649)	140,321	(565,112)
Less: Net Income Attributable to Noncontrolling Interest	4,313	1,179	9,777	2,293
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$169,510	$(469,828)	$130,544	$(567,405)

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(CONTINUED)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
(Unaudited)	2017	2016	2017	2016
Earnings (Loss) Per Share
Basic
Income (Loss) from Continuing Operations	$0.74	$(1.03)	$0.57	$(1.22)
Loss from Discontinued Operations	—	(1.02)	—	(1.25)
Total Basic Earnings (Loss) Per Share	$0.74	$(2.05)	$0.57	$(2.47)
Dilutive
Income (Loss) from Continuing Operations	$0.73	$(1.03)	$0.56	$(1.22)
Loss from Discontinued Operations	—	(1.02)	—	(1.25)
Total Dilutive Earnings (Loss) Per Share	$0.73	$(2.05)	$0.56	$(2.47)

Dividends Declared Per Share	$—	$—	$—	$0.01

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
(Unaudited)	2017	2016	2017	2016
Net Income (Loss)	$173,823	$(468,649)	$140,321	$(565,112)
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($2,034), ($5,008), ($4,086), ($4,326))	3,464	8,045	6,966	5,561
Reclassification of Cash Flow Hedges from OCI to Earnings (Net of tax: $6,521, $12,145 )	—	(11,203)	—	(21,017)

Other Comprehensive Income (Loss)	3,464	(3,158)	6,966	(15,456)

Comprehensive Income (Loss)	177,287	(471,807)	147,287	(580,568)

Less: Comprehensive Income Attributable to Noncontrolling Interest	4,302	1,179	9,754	2,293

Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$172,985	$(472,986)	$137,533	$(582,861)

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$299,135	$60,475
Accounts and Notes Receivable:
Trade	215,650	220,222
Other Receivables	77,609	69,901
Inventories	74,965	65,461
Recoverable Income Taxes	115,558	116,851
Prepaid Expenses	64,177	93,146
Current Assets of Discontinued Operations	—	83
Total Current Assets	847,094	626,139
Property, Plant and Equipment:
Property, Plant and Equipment	13,619,819	13,771,388
Less—Accumulated Depreciation, Depletion and Amortization	5,825,601	5,630,949
Total Property, Plant and Equipment—Net	7,794,218	8,140,439
Other Assets:
Deferred Income Taxes	—	4,290
Investment in Affiliates	188,649	190,964
Other	195,231	222,149
Total Other Assets	383,880	417,403
TOTAL ASSETS	$9,025,192	$9,183,981

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	June 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$265,125	$241,616
Current Portion of Long-Term Debt	11,385	12,000
Other Accrued Liabilities	543,511	680,348
Current Liabilities of Discontinued Operations	5,692	6,050
Total Current Liabilities	825,713	940,014
Long-Term Debt:
Long-Term Debt	2,596,055	2,722,995
Capital Lease Obligations	34,053	39,074
Total Long-Term Debt	2,630,108	2,762,069
Deferred Credits and Other Liabilities:
Deferred Income Taxes	17,084	—
Postretirement Benefits Other Than Pensions	652,206	659,474
Pneumoconiosis Benefits	107,321	108,073
Mine Closing	200,132	218,631
Gas Well Closing	224,327	223,352
Workers’ Compensation	66,009	67,277
Salary Retirement	104,463	112,543
Other	110,282	151,660
Total Deferred Credits and Other Liabilities	1,481,824	1,541,010
TOTAL LIABILITIES	4,937,645	5,243,093
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 230,067,466 Issued and Outstanding at June 30, 2017; 229,443,008 Issued and Outstanding at December 31, 2016	2,304	2,298
Capital in Excess of Par Value	2,476,552	2,460,864
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	1,852,048	1,727,789
Accumulated Other Comprehensive Loss	(385,567)	(392,556)
Total CONSOL Energy Inc. Stockholders’ Equity	3,945,337	3,798,395
Noncontrolling Interest	142,210	142,493
TOTAL EQUITY	4,087,547	3,940,888
TOTAL LIABILITIES AND EQUITY	$9,025,192	$9,183,981

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total CONSOL Energy Inc. Stockholders’ Equity	Non- Controlling Interest	Total Equity
Balance at December 31, 2016	$2,298	$2,460,864	$1,727,789	$(392,556)	$3,798,395	$142,493	$3,940,888
(Unaudited)
Net Income	—	—	130,544	—	130,544	9,777	140,321
Other Comprehensive Income (Loss) (Net of ($4,086) Tax)	—	—	—	6,989	6,989	(23)	6,966
Comprehensive Income	—	—	130,544	6,989	137,533	9,754	147,287
Issuance of Common Stock	6	717	—	—	723	—	723
Treasury Stock Activity	—	—	(6,285)	—	(6,285)	(808)	(7,093)
Amortization of Stock-Based Compensation Awards	—	14,971	—	—	14,971	1,706	16,677
Distributions to Noncontrolling Interest	—	—	—	—	—	(10,935)	(10,935)
Balance at June 30, 2017	$2,304	$2,476,552	$1,852,048	$(385,567)	$3,945,337	$142,210	$4,087,547

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Six Months Ended
(Unaudited)	June 30,
Cash Flows from Operating Activities:	2017	2016
Net Income (Loss)	$140,321	$(565,112)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Net Loss from Discontinued Operations	—	287,772
Depreciation, Depletion and Amortization	265,839	290,208
Impairment of Exploration and Production Properties	137,865	—
Stock-Based Compensation	16,677	16,054
(Gain) Loss on Sale of Assets	(152,113)	1,662
Gain on Debt Extinguishment	(786)	—
(Gain) Loss on Commodity Derivative Instruments	(61,325)	144,320
Net Cash (Paid) Received in Settlement of Commodity Derivative Instruments	(79,388)	164,666
Deferred Income Taxes	17,288	(124,516)
Equity in Earnings of Affiliates	(22,385)	(25,884)
Return on Equity Investment	—	9,192
Changes in Operating Assets:
Accounts and Notes Receivable	(4,103)	18,101
Inventories	(9,798)	(7,947)
Prepaid Expenses	11,515	47,136
Changes in Other Assets	25,652	(15,298)
Changes in Operating Liabilities:
Accounts Payable	2,524	(44,124)
Accrued Interest	(1,444)	(807)
Other Operating Liabilities	(8,029)	(14,069)
Changes in Other Liabilities	(21,331)	15,343
Other	37,192	9,648
Net Cash Provided by Continuing Operating Activities	294,171	206,345
Net Cash (Used in) Provided by Discontinued Operating Activities	(275)	19,053
Net Cash Provided by Operating Activities	293,896	225,398
Cash Flows from Investing Activities:
Capital Expenditures	(273,326)	(115,257)
Proceeds from Sales of Assets	345,151	18,284
Net Distributions from (Investments in) Equity Affiliates	24,700	(5,578)
Net Cash Provided by (Used in) Continuing Investing Activities	96,525	(102,551)
Net Cash Provided by Discontinued Investing Activities	—	394,511
Net Cash Provided by Investing Activities	96,525	291,960
Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	—	(486,000)
Payments on Miscellaneous Borrowings	(5,973)	(4,459)
Payments on Long-Term Notes	(117,185)	—
Net (Payments on) Proceeds from Revolver - CNX Coal Resources LP	(11,000)	13,000
Distributions to Noncontrolling Interest	(10,935)	(10,825)
Dividends Paid	—	(2,294)
Issuance of Common Stock	723	4
Treasury Stock Activity	(7,093)	(1,657)
Debt Repurchase and Financing Fees	(298)	—
Net Cash Used in Continuing Financing Activities	(151,761)	(492,231)
Net Cash Used in Discontinued Financing Activities	—	(75)
Net Cash Used in Financing Activities	(151,761)	(492,306)
Net Increase in Cash and Cash Equivalents	238,660	25,052
Cash and Cash Equivalents at Beginning of Period	60,475	72,574
Cash and Cash Equivalents at End of Period	$299,135	$97,626
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for future periods.

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

In March 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update on stock compensation that intends to simplify and improve the accounting and statement of cash flow presentation for income taxes at settlement, forfeitures, and net settlements for withholding tax. The guidance is effective for public entities for fiscal years beginning after December 15, 2016. In accordance with this Update, $(44) and $4,565 of additional income tax (benefit) expense was recognized in the Consolidated Statements of Income for the three and six months ended June 30, 2017, respectively. Also in accordance with this Update, the value of shares withheld for employee tax withholding purposes of $7,093 and $1,657 for the six months ended June 30, 2017 and 2016, respectively, were reclassified between Net Cash Provided by Operating Activities and Net Cash Used in Financing Activities of the Consolidated Statements of Cash Flows. As permitted by this Update, the Company has elected to account for forfeitures of stock compensation as they occur. The cumulative effect of the policy election to recognize forfeitures as they occur was immaterial.

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

The table below sets forth the share-based awards that have been excluded from the computation of the diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Anti-Dilutive Options	2,360,197	6,348,665	2,360,197	6,348,665
Anti-Dilutive Restricted Stock Units	194,071	742,868	190,658	742,868
Anti-Dilutive Performance Share Units	1,284,924	951,541	1,284,924	951,541
Anti-Dilutive Performance Stock Options	802,804	802,804	802,804	802,804
	4,641,996	8,845,878	4,638,583	8,845,878

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Options	28,838	—	90,462	—
Restricted Stock Units	221	83,710	334,261	568,390
Performance Share Units	—	—	560,936	—
	29,059	83,710	985,659	568,390
The computations for basic and dilutive earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Income (Loss) from Continuing Operations	$173,823	$(234,044)	$140,321	$(277,340)
Less: Net Income Attributable to Non-Controlling Interest	4,313	1,179	9,777	2,293
Net Income (Loss) from Continuing Operations Attributable to CONSOL Energy Shareholders	$169,510	$(235,223)	$130,544	$(279,633)
Loss from Discontinued Operations	—	(234,605)	—	(287,772)
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$169,510	$(469,828)	$130,544	$(567,405)

Denominator:
Weighted-average shares of common stock outstanding	230,058,422	229,409,325	229,938,462	229,334,277
Effect of dilutive shares	2,139,974	—	2,286,571	—
Weighted-average diluted shares of common stock outstanding	232,198,396	229,409,325	232,225,033	229,334,277
Earnings (Loss) per Share:
Basic (Continuing Operations)	$0.74	$(1.03)	$0.57	$(1.22)
Basic (Discontinued Operations)	—	(1.02)	—	(1.25)
Total Basic	$0.74	$(2.05)	$0.57	$(2.47)

Dilutive (Continuing Operations)	$0.73	$(1.03)	$0.56	$(1.22)
Dilutive (Discontinued Operations)	—	(1.02)	—	(1.25)
Total Dilutive	$0.73	$(2.05)	$0.56	$(2.47)

Changes in Accumulated Other Comprehensive Loss by component, net of tax, were as follows:

Long-Term Liabilities
Balance at December 31, 2016	$(392,556)
Amounts Reclassified from Accumulated Other Comprehensive Loss	6,966
Add: Other Comprehensive Loss Attributable to Non-Controlling Interest	23
Balance at June 30, 2017	$(385,567)

The following table shows the reclassification of adjustments out of Accumulated Other Comprehensive Loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Derivative Instruments (Note 13)
Natural Gas Price Swaps and Options	$—	$(17,724)	$—	$(33,162)
Tax Expense	—	6,521	—	12,145
Net of Tax	$—	$(11,203)	$—	$(21,017)
Actuarially Determined Long-Term Liability Adjustments* (Note 5 and Note 6)
Amortization of Prior Service Costs	$(749)	$(148)	$(1,498)	$(295)
Recognized Net Actuarial Loss	6,247	5,706	12,550	11,217
Settlement Loss	—	13,696	—	13,696
Total	5,498	19,254	11,052	24,618
Tax Benefit	(2,034)	(7,178)	(4,086)	(9,196)
Net of Tax	$3,464	$12,076	$6,966	$15,422

*Excludes amounts related to the remeasurement of the Actuarially Determined Long-Term Liabilities for the six months ended June 30, 2016.

Depreciation, Depletion, and Amortization in the Total Other Costs section of the Consolidated Statements of Income includes reductions of $22,479 and $20,639 for the three months ended June 30, 2017 and 2016, respectively, related to changes in the Company's Mine Closing liability at several closed mine locations. For the six months ended June 30, 2017 and 2016, the reductions related to the Mine Closing liability were $19,220 and $21,210, respectively.

NOTE 2—DISCONTINUED OPERATIONS:

In August 2016, CONSOL Energy completed the sale of the Miller Creek and Fola Mining Complexes. In the transaction, the buyer acquired the Miller Creek and Fola assets and assumed the Miller Creek and Fola mine closing and reclamation liabilities. In order to equalize the value exchange, CONSOL Energy paid $28,271 of cash at closing, which included property taxes associated with the properties sold and other closing costs (a portion of which will be held in escrow for purposes of obtaining the surety bonds required for the permits to transfer). CONSOL Energy will also pay a total of $13,700 in remaining installments over the next three years ending in January 2020.

In March 2016, CONSOL Energy completed the sale of its membership interests in CONSOL Buchanan Mining Company, LLC (BMC), which owned and operated the Buchanan Mine located in Mavisdale, Virginia; various assets relating to the Amonate Mining Complex located in Amonate, Virginia; Russell County, Virginia coal reserves and Pangburn Shaner Fallowfield coal reserves located in Southwestern, Pennsylvania to Coronado IV LLC ("Coronado"). Various CONSOL Energy assets were excluded from the sale including coalbed methane, natural gas and minerals other than coal, current assets of BMC, certain coal seams, certain surface rights, and the Amonate Preparation Plant. Coronado assumed only specified liabilities and various CONSOL Energy liabilities were excluded and not assumed. The excluded liabilities included BMC’s indebtedness, trade payables and liabilities arising prior to closing, as well as the liabilities of the subsidiaries other than BMC which are parties to the sale. In addition, the buyer agreed to pay CONSOL Energy for Buchanan Mine coal sold outside the U.S. and Canada during the five years following closing a royalty of 20% of any excess of the gross sales price per ton over the following amounts: (1) year one, $75.00 per ton; (2) year two, $78.75 per ton; (3) year three, $82.69 per ton; (4) year four, $86.82 per ton; (5) year five, $91.16 per ton. Total royalty income recognized under this agreement was $1,162 and $6,424 for the three and six months ended June 30, 2017, respectively, and was included in Miscellaneous Other Income on the Consolidated Statements of Income. At closing, the parties entered into several agreements including, among others, agreements relating to the coordination and conduct of gas operations at the mines, an option to purchase the Amonate Preparation Plant and transition services. Cash proceeds of $402,799 were received at closing and are included in Net Cash Provided by Discontinued Investing Activities on the Consolidated Statements of Cash Flows for the six months ended June 30, 2016. The net loss on the sale was $38,364 and was included in Loss from Discontinued Operations, net on the Consolidated Statements of Income for the six months ended June 30, 2016.
For all periods presented in the accompanying Consolidated Statements of Income, BMC along with the various other assets and the Miller Creek and Fola Mining Complexes are classified as discontinued operations.

The following table details selected financial information for the divested business included within discontinued operations:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2016	June 30, 2016
Coal Sales	$19,411	$95,930
Freight-Outside Coal	5	1,017
Miscellaneous Other Income	2	33
Gain (Loss) on Sale of Assets	100	(38,253)
Total Revenue and Other Income	$19,518	$58,727
Total Costs	25,010	113,076
Loss From Operations Before Income Taxes	$(5,492)	$(54,349)
Impairment on Assets Held for Sale	355,681	355,681
Income Tax Benefit	(126,568)	(122,258)
Loss From Discontinued Operations, net	$(234,605)	$(287,772)

The following table details the major classes of assets and liabilities of discontinued operations:

	June 30, 2017	December 31, 2016
Assets:
Accounts Receivable - Trade	$—	$83
Total Current Assets	$—	$83
Total Assets of Discontinued Operations	$—	$83
Liabilities:
Accounts Payable	$—	$36
Other Current Liabilities	5,692	6,014
Total Current Liabilities	$5,692	$6,050
Total Liabilities of Discontinued Operations	$5,692	$6,050

NOTE 3—ACQUISITIONS AND DISPOSITIONS:

In June 2017, CONSOL Energy closed on the sale of approximately 11,100 net undeveloped acres of the Marcellus and Utica Shale in Allegheny, Washington, and Westmoreland counties, Pennsylvania. CONSOL Energy received total cash proceeds of $83,500 which is included in cash flows from investing activities. The net gain on the sale of these assets was $58,541 and was included in the Gain on Sale of Assets in the Consolidated Statements of Income.

In June 2017, the Company finalized the sale of 12 producing wells, 15 drilled but uncompleted wells (DUCs), and approximately 11,000 net developed and undeveloped Marcellus and Utica acres in Doddridge and Wetzel Counties in West Virginia that were previously classified as Held for Sale. CONSOL Energy received total cash proceeds of $129,651 which is included in cash flows from investing activities, as well as undeveloped acreage. The net loss on the sale was $4,897 and was included in the Gain on Sale of Assets in the Consolidated Statements of Income.

In May 2017, CONSOL Energy finalized the sale of approximately 6,300 net undeveloped acres of the Utica-Point Pleasant Shale in Jefferson, Belmont and Guernsey counties, Ohio that were previously classified as Held for Sale. CONSOL Energy received total cash proceeds of $76,696 which is included in cash flows from investing activities. The net gain on the sale of these assets was $72,457 and was included in the Gain on Sale of Assets in the Consolidated Statements of Income.

In April 2017, CONSOL Energy finalized the sale of its Knox Energy LLC and Coalfield Pipeline Company subsidiaries that were previously classified as Held for Sale. At closing, CONSOL Energy received net cash proceeds of $18,944 which is included in cash flows from investing activities. Due to various post closing adjustments, the net gain on the sale of these assets was $606 and was included in the Gain on Sale of Assets in the Consolidated Statements on Income.

NOTE 4—MISCELLANEOUS OTHER INCOME:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Equity in Earnings of Affiliates - CONE	$9,996	$8,205	$21,934	$22,556
Interest Income	6,533	547	8,076	761
Royalty Income - Non-Operated Coal	3,498	2,423	12,283	4,653
Rental Income	2,833	9,079	11,675	18,275
Purchased Coal Sales	2,558	604	6,099	604
Gathering Revenue	2,548	2,648	5,701	5,396
Right of Way Issuance	771	2,070	1,772	17,803
Equity in Earnings of Affiliates - Other	59	1,014	451	3,328
Coal Contract Buyout	—	6,288	—	6,288
Other	5,141	758	6,642	2,102
Miscellaneous Other Income	$33,937	$33,636	$74,633	$81,766

NOTE 5—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

Components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits				Other Post-Employment Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Service Cost	$846	$482	$1,691	$963	$—	$—	$—	$—
Interest Cost	6,428	6,841	12,856	13,683	5,986	6,060	11,972	12,121
Expected Return on Plan Assets	(10,596)	(11,869)	(21,191)	(23,738)	—	—	—	—
Amortization of Prior Service Credits	(148)	(148)	(295)	(295)	(601)	—	(1,203)	—
Recognized Net Actuarial Loss	2,351	2,116	4,701	4,232	5,778	4,792	11,556	9,584
Settlement Loss	—	13,696	—	13,696	—	—	—	—
Net Periodic Benefit (Credit) Cost	$(1,119)	$11,118	$(2,238)	$8,541	$11,163	$10,852	$22,325	$21,705

NOTE 6—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:
Components of Net Periodic Benefit Cost are as follows:

	CWP				Workers' Compensation
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Service Cost	$1,129	$1,041	$2,259	$2,244	$1,463	$1,904	$2,926	$3,809
Interest Cost	1,013	1,053	2,025	2,176	592	638	1,184	1,275
Amortization of Actuarial Gain	(1,908)	(1,188)	(3,816)	(2,571)	(153)	(101)	(305)	(202)
Administrative Fees	151	—	303	—	138	—	275	—
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	590	968	1,388	1,699
Curtailment Gain	—	—	—	(1,307)	—	—	—	—
Net Periodic Benefit Cost	$385	$906	$771	$542	$2,630	$3,409	$5,468	$6,581

Income attributable to discontinued operations included in the CWP net periodic cost above was $1,290 for the six months ended June 30, 2016 and was included in Loss from Discontinued Operations, net on the Consolidated Statements of Income.
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
NOTE 7—INCOME TAXES:

The effective tax rate for the three and six months ended June 30, 2017 was 28.3% and 9.2%, respectively. The effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the income tax benefit for excess percentage depletion.

The effective tax rate for the three and six months ended June 30, 2016 was 30.0% and 30.8%, respectively. The effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to charges to record state valuation allowances and the effects of the 2010-2013 Federal tax audit still in progress in 2016, partially offset by a larger anticipated book loss and the income tax benefit for excess percentage depletion.

The total amount of uncertain tax positions at June 30, 2017 and December 31, 2016 was $8,437 and $9,103, respectively. If these uncertain tax positions were recognized, there would be no effect on CONSOL Energy's effective tax rate at June 30, 2017 and December 31, 2016.

CONSOL Energy recognizes accrued interest related to uncertain tax positions in interest expense. As of June 30, 2017 and December 31, 2016, the Company reported an accrued interest liability relating to uncertain tax positions of $461 and $305, respectively, in Other Liabilities on the Consolidated Balance Sheets. The accrued interest liability includes $156 of accrued interest expense that is reflected in the Company's Consolidated Statements of Income for the six months ended June 30, 2017.
CONSOL Energy recognizes penalties accrued related to uncertain tax positions in its income tax expense. As of June 30, 2017 and December 31, 2016, CONSOL Energy had no accrued liabilities for tax penalties related to uncertain tax positions.
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

NOTE 8—INVENTORIES:

Inventory components consist of the following:

	June 30, 2017	December 31, 2016
Coal	$17,170	$7,800
Supplies	57,795	57,661
Total Inventories	$74,965	$65,461

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

NOTE 9—PROPERTY, PLANT AND EQUIPMENT:

	June 30, 2017	December 31, 2016
E&P Property, Plant and Equipment
Intangible drilling cost	$3,552,047	$3,583,565
Proved gas properties	1,967,327	2,016,916
Unproved gas properties	1,031,106	1,116,282
Gas gathering equipment	1,133,382	1,138,299
Gas wells and related equipment	790,635	791,996
Other gas assets	189,783	190,406
Gas advance royalties	13,353	13,762
Total E&P Property, Plant and Equipment	$8,677,633	$8,851,226
Less: Accumulated Depreciation, Depletion and Amortization	3,216,357	3,106,296
Total E&P Property, Plant and Equipment - Net	$5,461,276	$5,744,930

PA Mining Operations Property, Plant and Equipment
Coal and other plant and equipment	$2,330,678	$2,307,668
Coal properties and surface lands	458,788	458,398
Airshafts	374,956	371,752
Mine development	326,152	326,152
Coal advance mining royalties	16,240	16,224
Leased coal lands	26,556	26,566
Total PA Mining Operations and Other Property, Plant and Equipment	$3,533,370	$3,506,760
Less: Accumulated Depreciation, Depletion and Amortization	1,850,348	1,768,712
Total PA Mining Operations and Other Property, Plant and Equipment - Net	$1,683,022	$1,738,048

Other Property, Plant and Equipment
Coal and other plant and equipment	528,397	532,919
Coal properties and surface lands	480,307	481,126
Airshafts	10,003	10,003
Mine development	17,988	17,988
Coal advance mining royalties	311,285	310,530
Leased coal lands	60,836	60,836
Total Other Property, Plant and Equipment	$1,408,816	$1,413,402
Less: Accumulated Depreciation, Depletion and Amortization	758,896	755,941
Total Other Property, Plant and Equipment - Net	$649,920	$657,461

Total Company Property, Plant and Equipment - Continuing Operations	$13,619,819	$13,771,388
Less - Total Company Accumulated Depreciation, Depletion and Amortization	5,825,601	5,630,949
Total Property, Plant and Equipment of Continuing Operations - Net	$7,794,218	$8,140,439

Impairment of Long-Lived Assets

In February 2017, the Company approved a plan to sell subsidiaries Knox Energy LLC and Coalfield Pipeline Company (collectively, “Knox”). Knox met all of the criteria to be classified as held for sale in February 2017. The potential disposal of Knox did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and is, therefore, not classified as discontinued operations in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). As part of the required evaluation under the held for sale guidance, the asset’s book value is to be evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. The Company determined that the approximate fair value less costs to sell Knox was less than the carrying value of the net assets which resulted in an impairment of $137,865 in the six months ended June 30, 2017, included in Impairment of Exploration and Production Properties within the Other Gas segment of the Consolidated Statements of Income. The sale of Knox closed in the second quarter of 2017 (See Note 3 - Acquisitions and Dispositions for more information).

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

CNX Gas Company was party to a joint development agreement with Noble Energy, Inc. (Noble) with respect to approximately 700 thousand net Marcellus Shale oil and gas acres in West Virginia and Pennsylvania, in which each party owned a 50% undivided interest. On October 29, 2016, CNX Gas entered into an Exchange Agreement with Noble Energy, which terminated the joint development agreement related to the jointly owned gas assets held in connection with the joint venture with Noble and divided such jointly owned gas assets among CNX Gas and Noble Energy. The transactions contemplated by the Exchange Agreement were closed on December 1, 2016 with an effective date of October 1, 2016. As part of the exchange: each party now owns and operates a 100% interest in properties and wells in two separate operating areas; each party has independent control and flexibility with respect to the scope and timing of future development over its operating area; and all acreage operated by CONSOL Energy and Noble Energy, Inc. in their respective operating areas will remain fully dedicated to CONE Midstream Partners LP. The exchange was accounted for as a mineral conveyance, thus no gain or loss was recorded in connection with the transaction. On June 28, 2017, Noble Energy announced that it has closed on a transaction divesting its upstream assets in northern West Virginia and southern Pennsylvania to HG Energy II Appalachia, LLC, a portfolio company of Quantum Energy Partners.

NOTE 10—SHORT-TERM NOTES PAYABLE:
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

The facility also requires that CONSOL Energy maintain a minimum interest coverage ratio of no less than 2.50 to 1.00, which is calculated as the ratio of Adjusted EBITDA to cash interest expense of CONSOL Energy and certain of its subsidiaries, measured quarterly. CONSOL Energy must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding borrowings under the revolver, measured quarterly. At June 30, 2017, the interest coverage ratio was 5.00 to 1.00 and the current ratio was 3.28 to 1.00. Further, the credit facility allows unlimited investments in joint ventures for the development and operation of natural gas gathering systems and permits CONSOL Energy to separate its E&P and coal businesses if the leverage ratio (which is, essentially, the ratio of debt to EBITDA) of the E&P business immediately after the separation would not be greater than 2.75 to 1.00. The calculation of all of the ratios exclude CNX Coal Resources LP ("CNXC").

At June 30, 2017, the $2,000,000 facility had no borrowings outstanding and $313,760 of letters of credit outstanding, leaving $1,686,240 of unused capacity. At December 31, 2016, the $2,000,000 facility had no borrowings outstanding and $325,676 of letters of credit outstanding, leaving $1,674,324 of unused capacity.

NOTE 11—LONG-TERM DEBT:

	June 30, 2017	December 31, 2016
Debt:
Senior Notes due April 2022 at 5.875% (Principal of $1,730,975 and $1,850,000 plus Unamortized Premium of $4,012 and $4,731, respectively)	$1,734,987	$1,854,731
Senior Notes due April 2023 at 8.00% (Principal of $500,000 less Unamortized Discount of $5,204 and $5,656, respectively)	494,796	494,344
Revolving Credit Facility - CNX Coal Resources LP	190,000	201,000
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
Senior Notes due April 2020 at 8.25%, Issued at Par Value	74,470	74,470
Senior Notes due March 2021 at 6.375%, Issued at Par Value	20,611	20,611
Advance Royalty Commitments (7.73% Weighted Average Interest Rate)	2,678	2,678
Other Long-Term Note Maturing in 2018 (Principal of $1,073 and $1,789 less Unamortized Discount of $47 and $117, respectively)	1,026	1,672
Less: Unamortized Debt Issuance Costs	24,054	27,699
	2,597,379	2,724,672
Less: Amounts Due in One Year*	1,324	1,677
Long-Term Debt	$2,596,055	$2,722,995

* Excludes current portion of Capital Lease Obligations of $10,061 and $10,323 at June 30, 2017 and December 31, 2016, respectively.

During the three and six months ended June 30, 2017, CONSOL Energy purchased $19,069 and $119,025, respectively, of its outstanding 5.875% senior notes due in 2022. As part of this transaction, $36 and $(786), respectively, was included in Loss (Gain) on Debt Extinguishment on the Consolidated Statements of Income.

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

The following lawsuits and claims include those for which a loss is probable and an accrual has been recognized:

Hale Litigation: This class action lawsuit was filed on September 23, 2010 in the U.S. District Court in Abingdon, Virginia. The putative class consists of force-pooled unleased gas owners whose ownership of the coalbed methane (CBM) gas was declared to be in conflict with rights of others. The lawsuit seeks a judicial declaration of ownership of the CBM and damages based on allegations CNX Gas Company failed to either pay royalties due to conflicting claimants or deemed lessors or paid them less than required because of the alleged practice of improper below market sales and/or taking alleged improper post-production deductions. On September 30, 2013, the District Judge entered an Order certifying the class, and CNX Gas Company appealed the Order to the U.S. Fourth Circuit Court of Appeals. On August 19, 2014, the Fourth Circuit agreed with CNX Gas Company, reversed the Order certifying the class and remanded the case to the trial court for further proceedings consistent with the decision. On April 23, 2015, Plaintiffs filed a Renewed Motion for Class Certification, which CNX opposed. On March 29, 2017, the Court issued an Order certifying four issues for class treatment: (1) allegedly excessive deductions; (2) royalties based on purported improperly low prices; (3) deduction of severance taxes; and (4) Plaintiffs' request for an accounting. On April 13, 2017, CNX filed a Petition for Allowance of Appeal with the Fourth Circuit, and on May 22, 2017 the Petition was denied. The case is now back in the trial court for further proceedings. CONSOL Energy continues to believe this action cannot properly proceed as a class action in any form, believes the case has meritorious defenses, and intends to defend it vigorously. The Company has established an accrual to cover its estimated liability for this case. This accrual is immaterial to the overall financial position of CONSOL Energy and is included in Other Accrued Liabilities on the Consolidated Balance Sheets.

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

Fitzwater Litigation: Three nonunion retired coal miners have sued CONSOL Energy Inc., Fola Coal Company (AMVEST), Consolidation Coal Company and CONSOL of Kentucky Inc. (COK) in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. The Plaintiffs contend they relied to their detriment on oral statements and promises of "lifetime health benefits" allegedly made by various members of management during Plaintiffs' employment and that they were allegedly denied access to Summary Plan Documents that clearly reserved to the Company the right to modify or terminate the CONSOL Energy Inc. Retiree Health and Welfare Plan. Pursuant to plaintiffs amended complaint filed on April 24, 2017, plaintiffs request that retiree health benefits be reinstated and seek to represent a class of all nonunion retirees who were associated with AMVEST and COK areas of operation.The Company believes it has meritorious defense and intends to vigorously defend this suit.

At June 30, 2017, CONSOL Energy has provided the following financial guarantees, unconditional purchase obligations and letters of credit to certain third parties, as described by major category in the following table. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$83,836	$39,934	$43,902	$—	$—
Environmental	998	998	—	—	—
Other	228,926	195,113	33,813	—	—
Total Letters of Credit	313,760	236,045	77,715	—	—
Surety Bonds:
Employee-Related	112,460	112,460	—	—	—
Environmental	511,621	505,923	5,698	—	—
Other	21,658	19,624	2,033	1	—
Total Surety Bonds	645,739	638,007	7,731	1	—
Guarantees:
Other	38,373	10,227	16,426	10,840	880
Total Guarantees	38,373	10,227	16,426	10,840	880
Total Commitments	$997,872	$884,279	$101,872	$10,841	$880

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia, and its river operations to a subsidiary of Murray Energy Corporation (Murray Energy). As part of the sales agreement, CONSOL Energy has guaranteed certain equipment lease obligations and coal sales agreements that were assumed by Murray Energy. In the event that Murray Energy would default on the obligations defined in the agreements, CONSOL Energy would be required to perform under the guarantees. If CONSOL Energy would be required to perform, the stock purchase agreement provides various recourse actions. At June 30, 2017 and December 31, 2016, the fair value of these guarantees was $1,285 and $1,362, respectively, and is included in Other Accrued Liabilities on the Consolidated Balance Sheets. The fair value of certain of the guarantees was determined using CONSOL Energy’s risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rates may result in a significantly higher or lower fair value measurement. Coal sales agreement guarantees were valued based on an evaluation of coal market pricing compared to contracted sales price and includes an adjustment for nonperformance risk. No other amounts related to financial guarantees and letters of credit are recorded as liabilities in the financial statements. Significant judgment is required in determining the fair value of these guarantees. The guarantees of the leases and sales agreements are classified within Level 3 of the fair value hierarchy.

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
CONSOL Energy and CNX Gas Company enter into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded on the Consolidated Balance Sheets. As of June 30, 2017, the purchase obligations for each of the next five years and beyond were as follows:

Obligations Due	Amount
Less than 1 year	$197,860
1 - 3 years	276,358
3 - 5 years	247,277
More than 5 years	569,703
Total Purchase Obligations	$1,291,198

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

The total notional amounts of production of CONSOL Energy's derivative instruments at June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,	Forecasted to
	2017	2016	Settle Through
Natural Gas Commodity Swaps (Bcf)	840.9	744.7	2021
Natural Gas Basis Swaps (Bcf)	506.2	482.0	2021
Propane Commodity Swaps (Mbbls)	—	126.0	—

The gross fair value of CONSOL Energy's derivative instruments at June 30, 2017 and December 31, 2016 was as follows:

Asset Derivative Instruments			Liability Derivative Instruments
	June 30,	December 31,		June 30,	December 31,
	2017	2016		2017	2016
Commodity Swaps:
Prepaid Expense	$26,606	$16	Other Accrued Liabilities	$61,803	$209,980
Other Assets	50,897	29,596	Other Liabilities	29,172	67,139
Total Asset	$77,503	$29,612	Total Liability	$90,975	$277,119

Basis Only Swaps:
Prepaid Expense	$12,871	$56,916	Other Accrued Liabilities	$39,853	$21,593
Other Assets	11,811	35,603	Other Liabilities	18,799	11,575
Total Asset	$24,682	$92,519	Total Liability	$58,652	$33,168

The effect of derivative instruments on CONSOL Energy's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cash (Paid) Received in Settlement of Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	$(15,509)	$91,302	$(40,116)	$173,449
Propane	—	(114)	(1,216)	(114)
Natural Gas Basis Swaps	(16,776)	(10,853)	(38,056)	(8,669)
Total Cash (Paid) Received in Settlement of Commodity Derivative Instruments	(32,285)	80,335	(79,388)	164,666

Unrealized Gain (Loss) on Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	70,282	(306,376)	232,886	(344,398)
Propane	—	(526)	1,147	(792)
Natural Gas Basis Swaps	45,791	9,463	(93,320)	3,042
Reclassified from Accumulated OCI	—	17,724	—	33,162
Total Unrealized Gain (Loss) on Commodity Derivative Instruments	116,073	(279,715)	140,713	(308,986)

Gain (Loss) on Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	54,773	(215,074)	192,770	(170,949)
Propane	—	(640)	(69)	(906)
Natural Gas Basis Swaps	29,015	(1,390)	(131,376)	(5,627)
Reclassified from Accumulated OCI	—	17,724	—	33,162
Total Gain (Loss) on Commodity Derivative Instruments	$83,788	$(199,380)	$61,325	$(144,320)

Changes in Accumulated OCI, net of tax, attributable to cash flow hedges that were de-designated at December 31, 2014 were as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2016	June 30, 2016
Beginning Balance – Accumulated OCI	$33,656	$43,470
Less: Gain Reclassified from Accumulated OCI (Net of tax: $6,521, $12,145)	11,203	21,017
Ending Balance – Accumulated OCI	$22,453	$22,453

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
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2017			Fair Value Measurements at December 31, 2016
Description	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Gas Derivatives	$—	$(47,442)	$—	$—	$(188,156)	$—
Murray Energy Guarantees	$—	$—	$(1,285)	$—	$—	$(1,362)

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$299,135	$299,135	$60,475	$60,475
Long-Term Debt	$2,621,433	$2,610,785	$2,752,371	$2,717,582
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

NOTE 15—SEGMENT INFORMATION:
CONSOL Energy consists of two principal business divisions: Exploration and Production (E&P) and Pennsylvania (PA) Mining Operations. The principal activity of the E&P division, which includes four reportable segments, is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P division's reportable segments are Marcellus Shale, Utica Shale, Coalbed Methane, and Other Gas. The Other Gas segment is primarily related to shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, exploration and production related other costs, other corporate expenses, selling, general and administrative activities, as well as various other activities assigned to the E&P division but not allocated to each individual segment. The principal activities of the PA Mining Operations division are mining, preparation and marketing of thermal coal, sold primarily to power generators. It also includes selling, general and administrative activities, as well as various other activities assigned to the PA Mining Operations division.
CONSOL Energy’s Other division includes expenses from various corporate and diversified business activities that are not allocated to the E&P or PA Mining Operations divisions. The diversified business activities include CNX Marine Terminal, closed and idle mine activities, water operations, selling, general and administrative activities, as well as various other non-operated activities, none of which are individually significant to the Company.
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

Industry segment results for the three months ended June 30, 2017:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Mining Operations	Other	Adjustments and Eliminations	Consolidated
Sales—Outside	$154,424	$39,450	$51,974	$14,457	$260,305	$303,707	$—	$—	$564,012
(Loss) Gain on Commodity Derivative Instruments	(21,545)	(2,063)	(6,789)	114,185	83,788	—	—	—	83,788
Other Outside Sales	—	—	—	—	—	—	15,974	—	15,974
Sales—Purchased Gas	—	—	—	10,316	10,316	—	—	—	10,316
Freight—Outside	—	—	—	—	—	17,763	—	—	17,763
Intersegment Transfers	—	—	—	—	—	—	1,711	(1,711)	—
Total Sales and Freight	$132,879	$37,387	$45,185	$138,958	$354,409	$321,470	$17,685	$(1,711)	$691,853
Earnings (Loss) From Continuing Operations Before Income Tax	$16,411	$9,063	$(36)	$201,975	$227,413	$49,643	$(34,529)	$(1,711)	$240,816	(A)
Segment Assets					$5,924,105	$1,931,502	$1,163,299	$6,286	$9,025,192	(B)
Depreciation, Depletion and Amortization					$91,287	$41,402	$(15,620)	$—	$117,069
Capital Expenditures					$142,304	$13,770	$4,274	$—	$160,348

(A)     Includes equity in earnings of unconsolidated affiliates of $10,055 for Total E&P.
(B)    Includes investments in unconsolidated equity affiliates of $185,871 and $2,778 for Total E&P and Other, respectively.

Industry segment results for the three months ended June 30, 2016:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Mining Operations	Other	Adjustments and Eliminations	Consolidated
Sales—Outside	$83,651	$41,037	$33,574	$9,669	$167,931	$250,562	$—	$—	$418,493
Gain (Loss) on Commodity Derivative Instruments	48,870	10,019	16,478	(274,747)	(199,380)	—	—	—	(199,380)
Other Outside Sales	—	—	—	—	—	—	8,207	—	8,207
Sales—Purchased Gas	—	—	—	7,929	7,929	—	—	—	7,929
Freight—Outside	—	—	—	—	—	11,447	—	—	11,447
Intersegment Transfers	—	—	—	—	—	—	—	—	—
Total Sales and Freight	$132,521	$51,056	$50,052	$(257,149)	$(23,520)	$262,009	$8,207	$—	$246,696
Earnings (Loss) From Continuing Operations Before Income Tax	$13,304	$9,923	$5,218	$(323,028)	$(294,583)	$22,773	$(63,090)	$—	$(334,900)	(C)
Segment Assets					$6,507,684	$2,029,307	$1,125,351	$122,419	$9,784,761	(D)
Depreciation, Depletion and Amortization					$105,151	$41,698	$(11,629)	$—	$135,220
Capital Expenditures					$23,360	$13,099	$1,142	$—	$37,601

(C)	Includes equity in earnings of unconsolidated affiliates of $9,163 and $56 for Total E&P and Other, respectively.
(D)    Includes investments in unconsolidated equity affiliates of $252,517 and $3,650 for Total E&P and Other, respectively.

Industry segment results for the six months ended June 30, 2017:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Mining Operations	Other	Adjustments and Eliminations	Consolidated
Sales—Outside	$343,599	$93,118	$110,600	$30,751	$578,068	$620,155	$—	$—	$1,198,223
(Loss) Gain on Commodity Derivative Instruments	(54,211)	(4,751)	(15,987)	136,274	61,325	—	—	—	61,325
Other Outside Sales	—	—	—	—	—	—	29,027	—	29,027
Sales—Purchased Gas	—	—	—	19,294	19,294	—	—	—	19,294
Freight—Outside	—	—	—	—	—	30,045	—	—	30,045
Intersegment Transfers	—	—	—	—	—	—	6,286	(6,286)	—
Total Sales and Freight	$289,388	$88,367	$94,613	$186,319	$658,687	$650,200	$35,313	$(6,286)	$1,337,914
Earnings (Loss) From Continuing Operations Before Income Tax	$46,380	$26,870	$3,572	$57,089	$133,911	$110,658	$(84,758)	$(6,286)	$153,525	(E)
Segment Assets					$5,924,105	$1,931,502	$1,163,299	$6,286	$9,025,192	(F)
Depreciation, Depletion and Amortization					$186,635	$83,703	$(4,499)	$—	$265,839
Capital Expenditures					$243,097	$21,888	$8,341	$—	$273,326

(E)     Includes equity in earnings of unconsolidated affiliates of $22,195 and $190 for Total E&P and Other, respectively.
(F)    Includes investments in unconsolidated equity affiliates of $185,871 and $2,778 for Total E&P and Other, respectively.

Industry segment results for the six months ended June 30, 2016:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Mining Operations	Other	Adjustments and Eliminations	Consolidated
Sales—Outside	$179,789	$75,298	$75,493	$18,608	$349,188	$476,726	$—	$—	$825,914
Gain (Loss) on Commodity Derivative Instruments	97,434	20,028	35,599	(297,381)	(144,320)	—	—	—	(144,320)
Other Outside Sales	—	—	—	—	—	—	15,973	—	15,973
Sales—Purchased Gas	—	—	—	16,547	16,547	—	—	—	16,547
Freight—Outside	—	—	—	—	—	24,557	—	—	24,557
Intersegment Transfers	—	—	424	—	424	—	—	(424)	—
Total Sales and Freight	$277,223	$95,326	$111,516	$(262,226)	$221,839	$501,283	$15,973	$(424)	$738,671
Earnings (Loss) From Continuing Operations Before Income Tax	$32,786	$13,179	$17,824	$(381,251)	$(317,462)	$45,847	$(129,957)	$(424)	$(401,996)	(G)
Segment Assets					$6,507,684	$2,029,307	$1,125,351	$122,419	$9,784,761	(H)
Depreciation, Depletion and Amortization					$210,866	$82,964	$(3,622)	$—	$290,208
Capital Expenditures					$86,222	$26,003	$3,032	$—	$115,257

(G)	Includes equity in earnings of unconsolidated affiliates of $24,761 and $1,123 for Total E&P and Other, respectively.
(H)    Includes investments in unconsolidated equity affiliates of $252,517 and $3,650 for Total E&P and Other, respectively.

Reconciliation of Segment Information to Consolidated Amounts:

Income (Loss) From Continuing Operations Before Income Tax:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Segment Income (Loss) Before Income Taxes for reportable business segments	$277,056	$(271,810)	$244,569	$(271,615)
Segment Income (Loss) Before Income Taxes for all other business segments	8,939	(15,662)	2,321	(32,665)
Interest expense	(43,432)	(47,428)	(87,865)	(97,292)
Eliminations	(1,711)	—	(6,286)	(424)
(Loss) Gain on debt extinguishment	(36)	—	786	—
Income (Loss) From Continuing Operations Before Income Tax	$240,816	$(334,900)	$153,525	$(401,996)

Total Assets:

	June 30,
	2017	2016
Segment assets for total reportable business segments	$7,855,607	$8,536,991
Segment assets for all other business segments	761,613	860,866
Items excluded from segment assets:
Cash and other investments	292,414	88,556
Recoverable income taxes	115,558	—
Deferred tax assets	—	175,929
Discontinued Operations	—	122,419
Total Consolidated Assets	$9,025,192	$9,784,761

NOTE 16—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:
The payment obligations under the $74,470, 8.250% per annum senior notes due April 1, 2020, the $20,611, 6.375% per annum senior notes due March 1, 2021, the $1,734,987, 5.875% per annum senior notes due April 15, 2022, and the $494,796, 8.000% per annum senior notes due April 1, 2023 issued by CONSOL Energy are jointly and severally, and also fully and unconditionally, guaranteed by certain subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission (SEC), the following financial information sets forth separate financial information with respect to the parent, CNX Gas, a guarantor subsidiary, CNX Coal Resources LP (CNXC), a non-guarantor subsidiary, and the remaining guarantor and non-guarantor subsidiaries. The principal elimination entries include investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of all other wholly owned subsidiaries. These include, for example, deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.
On September 30, 2016, CNXC acquired an additional 5% undivided interest in the Pennsylvania Mining Complex from CONSOL Energy, increasing their total undivided interest to 25%. To account for the acquisition, CNXC recast its consolidated financial statements to retrospectively reflect the additional 5% interest as if the business was owned for all periods presented. This resulted in corresponding retrospective adjustments between the Other Subsidiary Guarantors and the CNXC Non-Guarantor columns below. See Note 17 - Related Party Transactions for additional information.

Income Statement for the Three Months Ended June 30, 2017 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$260,305	$—	$—	$—	$—	$260,305
Gain on Commodity Derivative Instruments	—	83,788	—	—	—	—	83,788
Coal Sales	—	—	227,780	75,927	—	—	303,707
Other Outside Sales	—	—	16,563	—	(589)	—	15,974
Purchased Gas Sales	—	10,316	—	—	—	—	10,316
Freight-Outside Coal	—	—	13,322	4,441	—	—	17,763
Miscellaneous Other Income	201,817	16,768	16,468	701	—	(201,817)	33,937
Gain on Sale of Assets	—	134,377	4,382	1,403	—	—	140,162
Total Revenue and Other Income	201,817	505,554	278,515	82,472	(589)	(201,817)	865,952
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	21,072	—	—	—	—	21,072
Transportation, Gathering and Compression	—	86,599	—	—	—	—	86,599
Production, Ad Valorem, and Other Fees	—	4,606	—	—	—	—	4,606
Depreciation, Depletion and Amortization	—	91,287	—	—	—	—	91,287
Exploration and Production Related Other Costs	—	19,715	—	—	—	—	19,715
Purchased Gas Costs	—	10,194	—	—	—	—	10,194
Other Corporate Expenses	—	23,398	—	—	—	—	23,398
Selling, General, and Administrative Costs	—	20,672	—	—	—	—	20,672
Total Exploration and Production Costs	—	277,543	—	—	—	—	277,543
PA Mining Operations Costs
Operating and Other Costs	—	—	150,859	50,232	—	—	201,091
Depreciation, Depletion and Amortization	—	—	31,125	10,277	—	—	41,402
Freight Expense	—	—	13,322	4,441	—	—	17,763
Selling, General, and Administrative Costs	—	—	13,452	3,652	—	—	17,104
Total PA Mining Operations Costs	—	—	208,758	68,602	—	—	277,360
Other Costs
Miscellaneous Operating Expense	13,270	—	25,461	—	—	—	38,731
Selling, General, and Administrative Costs	—	—	3,654	—	—	—	3,654
Depreciation, Depletion and Amortization	—	—	(15,620)	—	—	—	(15,620)
Loss on Debt Extinguishment	36	—	—	—	—	—	36
Interest Expense	38,659	598	1,779	2,396	—	—	43,432
Total Other Costs	51,965	598	15,274	2,396	—	—	70,233
Total Costs And Expenses	51,965	278,141	224,032	70,998	—	—	625,136
Earnings (Loss) from Continuing Operations Before Income Tax	149,852	227,413	54,483	11,474	(589)	(201,817)	240,816
Income Tax (Benefit) Expense	(19,658)	90,374	(3,500)	—	(223)	—	66,993
Income (Loss) From Continuing Operations	169,510	137,039	57,983	11,474	(366)	(201,817)	173,823
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	4,313	4,313
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$169,510	$137,039	$57,983	$11,474	$(366)	$(206,130)	$169,510

Balance Sheet at June 30, 2017 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$291,566	$100	$—	$6,608	$861	$—	$299,135
Accounts and Notes Receivable:
Trade	—	108,622	81,003	26,025	—	—	215,650
Other Receivables	22,824	40,224	13,409	1,152	—	—	77,609
Inventories	—	14,679	46,279	14,007	—	—	74,965
Recoverable Income Taxes	175,775	39,477	(99,694)	—	—	—	115,558
Prepaid Expenses	9,869	2,923	48,705	2,680	—	—	64,177
Total Current Assets	500,034	206,025	89,702	50,472	861	—	847,094
Property, Plant and Equipment:
Property, Plant and Equipment	113,126	8,683,919	3,939,431	883,343	—	—	13,619,819
Less-Accumulated Depreciation, Depletion and Amortization	86,148	3,216,357	2,060,509	462,587	—	—	5,825,601
Total Property, Plant and Equipment-Net	26,978	5,467,562	1,878,922	420,756	—	—	7,794,218
Other Assets:
Investment in Affiliates	7,522,579	185,871	44,433	—	—	(7,564,234)	188,649
Other	7,310	64,647	104,167	19,107	—	—	195,231
Total Other Assets	7,529,889	250,518	148,600	19,107	—	(7,564,234)	383,880
Total Assets	$8,056,901	$5,924,105	$2,117,224	$490,335	$861	$(7,564,234)	$9,025,192
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$19,001	$166,915	$52,758	$16,003	$—	$10,448	$265,125
Accounts Payable (Recoverable)-Related Parties	1,655,538	714,950	(2,331,192)	2,196	(31,044)	(10,448)	—
Current Portion of Long-Term Debt	1,131	6,590	3,575	89	—	—	11,385
Accrued Income Taxes	—	60,217	(60,217)	—	—	—	—
Other Accrued Liabilities	68,024	201,202	229,972	44,314	(1)	—	543,511
Current Liabilities of Discontinued Operations	—	—	5,690	—	1	1	5,692
Total Current Liabilities	1,743,694	1,149,874	(2,099,414)	62,602	(31,044)	1	825,713
Long-Term Debt:	2,304,912	23,635	114,160	187,401	—	—	2,630,108
Deferred Credits and Other Liabilities:
Deferred Income Taxes	(57,746)	—	74,830	—	—	—	17,084
Postretirement Benefits Other Than Pensions	—	—	652,206	—	—	—	652,206
Pneumoconiosis Benefits	—	—	104,708	2,613	—	—	107,321
Mine Closing	—	—	190,914	9,218	—	—	200,132
Gas Well Closing	—	195,743	28,482	102	—	—	224,327
Workers’ Compensation	—	—	62,878	3,131	—	—	66,009
Salary Retirement	104,463	—	—	—	—	—	104,463
Other	16,241	156,207	(62,604)	437	1	—	110,282
Total Deferred Credits and Other Liabilities	62,958	351,950	1,051,414	15,501	1	—	1,481,824
Total CONSOL Energy Inc. Stockholders’ Equity	3,945,337	4,398,646	3,051,064	224,831	31,904	(7,706,445)	3,945,337
Noncontrolling Interest	—	—	—	—	—	142,210	142,210
Total Liabilities and Equity	$8,056,901	$5,924,105	$2,117,224	$490,335	$861	$(7,564,234)	$9,025,192

Income Statement for the Three Months Ended June 30, 2016 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$167,931	$—	$—	$—	$—	$167,931
Loss on Commodity Derivative Instruments	—	(199,380)	—	—	—	—	(199,380)
Coal Sales	—	—	187,922	62,640	—	—	250,562
Other Outside Sales	—	—	8,207	—	—	—	8,207
Purchased Gas Sales	—	7,929	—	—	—	—	7,929
Freight-Outside Coal	—	—	8,650	2,797	—	—	11,447
Miscellaneous Other Income	(431,586)	12,258	19,597	1,780	—	431,587	33,636
Gain on Sale of Assets	—	2,247	3,367	—	—	—	5,614
Total Revenue and Other Income	(431,586)	(9,015)	227,743	67,217	—	431,587	285,946
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	23,655	—	—	—	—	23,655
Transportation, Gathering and Compression	—	90,983	—	—	—	—	90,983
Production, Ad Valorem, and Other Fees	—	6,402	—	—	—	—	6,402
Depreciation, Depletion and Amortization	—	105,151	—	—	—	—	105,151
Exploration and Production Related Other Costs	—	2,905	—	—	—	—	2,905
Purchased Gas Costs	—	8,884	—	—	—	—	8,884
Other Corporate Expenses	—	21,422	—	—	—	—	21,422
Selling, General, and Administrative Costs	—	25,411	—	—	—	—	25,411
Total Exploration and Production Costs	—	284,813	—	—	—	—	284,813
PA Mining Operations Costs
Operating and Other Costs	—	—	138,413	46,046	—	—	184,459
Depreciation, Depletion and Amortization	—	—	31,276	10,422	—	—	41,698
Freight Expense	—	—	8,650	2,797	—	—	11,447
Selling, General, and Administrative Costs	—	—	4,810	1,969	—	—	6,779
Total PA Mining Operations Costs	—	—	183,149	61,234	—	—	244,383
Other Costs
Miscellaneous Operating Expense	18,374	—	33,394	—	8	—	51,776
Selling, General, and Administrative Costs	—	—	4,075	—	—	—	4,075
Depreciation, Depletion and Amortization	149	—	(11,778)	—	—	—	(11,629)
Interest Expense	42,991	755	1,606	2,076	—	—	47,428
Total Other Costs	61,514	755	27,297	2,076	8	—	91,650
Total Costs And Expenses	61,514	285,568	210,446	63,310	8	—	620,846
(Loss) Earnings From Continuing Operations Before Income Tax	(493,100)	(294,583)	17,297	3,907	(8)	431,587	(334,900)
Income Tax (Benefit) Expense	(23,272)	(117,034)	39,453	—	(3)	—	(100,856)
(Loss) Income From Continuing Operations	(469,828)	(177,549)	(22,156)	3,907	(5)	431,587	(234,044)
Loss From Discontinued Operations, net	—	—	—	—	(234,605)	—	(234,605)
Net (Loss) Income	(469,828)	(177,549)	(22,156)	3,907	(234,610)	431,587	(468,649)
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	1,179	1,179
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(469,828)	$(177,549)	$(22,156)	$3,907	$(234,610)	$430,408	$(469,828)

Balance Sheet at December 31, 2016:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$49,722	$83	$—	$9,785	$885	$—	$60,475
Accounts and Notes Receivable:
Trade	—	124,509	72,295	23,418	—	—	220,222
Other Receivables	20,097	34,773	14,516	515	—	—	69,901
Inventories	—	15,301	38,669	11,491	—	—	65,461
Recoverable Income Taxes	175,877	(59,026)	—	—	—	—	116,851
Prepaid Expenses	12,828	60,500	16,306	3,512	—	—	93,146
Current Assets of Discontinued Operations	—	—	—	—	83	—	83
Total Current Assets	258,524	176,140	141,786	48,721	968	—	626,139
Property, Plant and Equipment:
Property, Plant and Equipment	114,611	8,851,226	3,928,861	876,690	—	—	13,771,388
Less-Accumulated Depreciation, Depletion and Amortization	84,788	3,106,296	1,997,687	442,178	—	—	5,630,949
Total Property, Plant and Equipment-Net	29,823	5,744,930	1,931,174	434,512	—	—	8,140,439
Other Assets:
Deferred Income Taxes	25,904	(21,614)	—	—	—	—	4,290
Investment in Affiliates	7,974,260	188,376	27,269	—	—	(7,998,941)	190,964
Other	19,960	67,096	114,030	21,063	—	—	222,149
Total Other Assets	8,020,124	233,858	141,299	21,063	—	(7,998,941)	417,403
Total Assets	$8,308,471	$6,154,928	$2,214,259	$504,296	$968	$(7,998,941)	$9,183,981
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$48,666	$127,309	$36,039	$18,797	$—	$10,805	$241,616
Accounts Payable (Recoverable)-Related Parties	1,832,908	1,034,138	(2,648,416)	1,666	(209,491)	(10,805)	—
Current Portion of Long-Term Debt	1,533	6,369	4,010	88	—	—	12,000
Other Accrued Liabilities	75,039	337,374	223,705	44,230	—	—	680,348
Current Liabilities of Discontinued Operations	—	—	—	—	6,050	—	6,050
Total Current Liabilities	1,958,146	1,505,190	(2,384,662)	64,781	(203,441)	—	940,014
Long-Term Debt:	2,421,511	26,884	115,685	197,989	—	—	2,762,069
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	—	659,474	—	—	—	659,474
Pneumoconiosis Benefits	—	—	106,016	2,057	—	—	108,073
Mine Closing	—	—	209,384	9,247	—	—	218,631
Gas Well Closing	—	195,704	27,549	99	—	—	223,352
Workers’ Compensation	—	—	64,187	3,090	—	—	67,277
Salary Retirement	112,543	—	—	—	—	—	112,543
Other	17,876	117,658	15,663	463	—	—	151,660
Total Deferred Credits and Other Liabilities	130,419	313,362	1,082,273	14,956	—	—	1,541,010
Total CONSOL Energy Inc. Stockholders’ Equity	3,798,395	4,309,492	3,400,963	226,570	204,409	(8,141,434)	3,798,395
Noncontrolling Interest	—	—	—	—	—	142,493	142,493
Total Liabilities and Equity	$8,308,471	$6,154,928	$2,214,259	$504,296	$968	$(7,998,941)	$9,183,981

Income Statement for the Six Months Ended June 30, 2017 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$578,068	$—	$—	$—	$—	$578,068
Gain on Commodity Derivative Instruments	—	61,325	—	—	—	—	61,325
Coal Sales	—	—	465,116	155,039	—	—	620,155
Other Outside Sales	—	—	29,616	—	(589)	—	29,027
Purchased Gas Sales	—	19,294	—	—	—	—	19,294
Freight-Outside Coal	—	—	22,534	7,511	—	—	30,045
Miscellaneous Other Income	193,331	32,611	40,220	1,802	—	(193,331)	74,633
Gain on Sale of Assets	—	137,983	12,730	1,400	—	—	152,113
Total Revenue and Other Income	193,331	829,281	570,216	165,752	(589)	(193,331)	1,564,660
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	42,705	—	—	—	—	42,705
Transportation, Gathering and Compression	—	180,931	—	—	—	—	180,931
Production, Ad Valorem, and Other Fees	—	13,935	—	—	—	—	13,935
Depreciation, Depletion and Amortization	—	186,635	—	—	—	—	186,635
Exploration and Production Related Other Costs	—	29,501	—	—	—	—	29,501
Purchased Gas Costs	—	19,089	—	—	—	—	19,089
Other Corporate Expenses	—	41,328	—	—	—	—	41,328
Impairment of Exploration and Production Properties	—	137,865	—	—	—	—	137,865
Selling, General, and Administrative Costs	—	42,162	—	—	—	—	42,162
Total Exploration and Production Costs	—	694,151	—	—	—	—	694,151
PA Mining Operations Costs
Operating and Other Costs	—	—	300,790	100,115	—	—	400,905
Depreciation, Depletion and Amortization	—	—	62,905	20,798	—	—	83,703
Freight Expense	—	—	22,534	7,511	—	—	30,045
Selling, General, and Administrative Costs	—	—	25,037	6,935	—	—	31,972
Total PA Mining Operations Costs	—	—	411,266	135,359	—	—	546,625
Other Costs
Miscellaneous Operating Expense	23,548	—	57,945	—	—	—	81,493
Selling, General, and Administrative Costs	—	—	6,286	—	—	—	6,286
Depreciation, Depletion and Amortization	—	—	(4,499)	—	—	—	(4,499)
Gain on Debt Extinguishment	(786)	—	—	—	—	—	(786)
Interest Expense	78,230	1,219	3,563	4,853	—	—	87,865
Total Other Costs	100,992	1,219	63,295	4,853	—	—	170,359
Total Costs And Expenses	100,992	695,370	474,561	140,212	—	—	1,411,135
Earnings (Loss) From Continuing Operations Before Income Tax	92,339	133,911	95,655	25,540	(589)	(193,331)	153,525
Income Tax (Benefit) Expense	(38,205)	53,216	(1,584)	—	(223)	—	13,204
Income (Loss) from Continuing Operations	130,544	80,695	97,239	25,540	(366)	(193,331)	140,321
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	9,777	9,777
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$130,544	$80,695	$97,239	$25,540	$(366)	$(203,108)	$130,544

Income Statement for the Six Months Ended June 30, 2016 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$349,611	$—	$—	$—	$(423)	$349,188
Loss on Commodity Derivative Instruments	—	(144,320)	—	—	—	—	(144,320)
Coal Sales	—	—	357,545	119,181	—	—	476,726
Other Outside Sales	—	—	15,973	—	—	—	15,973
Purchased Gas Sales	—	16,547	—	—	—	—	16,547
Freight-Outside Coal	—	—	18,491	6,066	—	—	24,557
Miscellaneous Other Income	(498,206)	42,419	37,580	1,768	—	498,205	81,766
(Loss) Gain on Sale of Assets	—	(4,896)	3,234	—	—	—	(1,662)
Total Revenue and Other Income	(498,206)	259,361	432,823	127,015	—	497,782	818,775
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	51,394	—	—	—	—	51,394
Transportation, Gathering and Compression	—	184,957	—	—	—	—	184,957
Production, Ad Valorem, and Other Fees	—	14,705	—	—	—	—	14,705
Depreciation, Depletion and Amortization	—	210,866	—	—	—	—	210,866
Exploration and Production Related Other Costs	—	4,652	—	—	—	—	4,652
Purchased Gas Costs	—	16,752	—	—	—	—	16,752
Other Corporate Expenses	—	44,220	—	—	—	—	44,220
Selling, General, and Administrative Costs	—	47,869	—	—	—	—	47,869
Total Exploration and Production Costs	—	575,415	—	—	—	—	575,415
PA Mining Operations Costs
Operating and Other Costs	1,935	—	252,089	84,536	—	—	338,560
Depreciation, Depletion and Amortization	302	—	61,923	20,739	—	—	82,964
Freight Expense	—	—	18,491	6,066	—	—	24,557
Selling, General, and Administrative Costs	—	—	8,657	3,897	—	—	12,554
Total PA Mining Operations Costs	2,237	—	341,160	115,238	—	—	458,635
Other Costs
Miscellaneous Operating Expense	20,450	—	66,443	—	30	—	86,923
Depreciation, Depletion and Amortization	—	—	(3,622)	—	—	—	(3,622)
Selling, General, and Administrative Costs	—	—	6,128	—	—	—	6,128
Interest Expense	88,619	1,408	3,211	4,054	—	—	97,292
Total Other Costs	109,069	1,408	72,160	4,054	30	—	186,721
Total Costs And Expenses	111,306	576,823	413,320	119,292	30	—	1,220,771
(Loss) Earnings From Continuing Operations Before Income Tax	(609,512)	(317,462)	19,503	7,723	(30)	497,782	(401,996)
Income Tax (Benefit) Expense	(42,107)	(126,389)	43,851	—	(11)	—	(124,656)
(Loss) Income From Continuing Operations	(567,405)	(191,073)	(24,348)	7,723	(19)	497,782	(277,340)
Loss From Discontinued Operations, net	—	—	—	—	(287,772)	—	(287,772)
Net (Loss) Income	(567,405)	(191,073)	(24,348)	7,723	(287,791)	497,782	(565,112)
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	2,293	2,293
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(567,405)	$(191,073)	$(24,348)	$7,723	$(287,791)	$495,489	$(567,405)

Cash Flow for the Six Months Ended June 30, 2017 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Continuing Operating Activities	$367,073	$(104,963)	$8,221	$40,754	$251	$(17,165)	$294,171
Net Cash Used in Discontinued Operating Activities	—	—	—	—	(275)	—	(275)
Net Cash Provided by (Used in) Operating Activities	$367,073	$(104,963)	$8,221	$40,754	$(24)	$(17,165)	$293,896
Cash Flows from Investing Activities:
Capital Expenditures	$(1,355)	$(243,097)	$(24,902)	$(3,972)	$—	$—	$(273,326)
Proceeds From Sales of Assets	—	326,521	18,630	—	—	—	345,151
Net Distributions from Equity Affiliates	—	24,700	—	—	—	—	24,700
Net Cash (Used in) Provided by Investing Activities	$(1,355)	$108,124	$(6,272)	$(3,972)	$—	$—	$96,525
Cash Flows from Financing Activities:
Payments on Miscellaneous Borrowings	$(828)	$(3,144)	$(1,949)	$(52)	$—	$—	$(5,973)
Payments on Long-Term Notes	(117,185)	—	—	—	—	—	(117,185)
Net Payments on Revolver - CNX Coal Resources LP	—	—	—	(11,000)	—	—	(11,000)
Distributions to Noncontrolling Interest	—	—	—	(28,100)	—	17,165	(10,935)
Issuance of Common Stock	723	—	—	—	—	—	723
Treasury Stock Activity	(6,286)	—	—	(807)	—	—	(7,093)
Debt Repurchase and Financing Fees	(298)	—	—	—	—	—	(298)
Net Cash (Used in) Provided by Financing Activities	$(123,874)	$(3,144)	$(1,949)	$(39,959)	$—	$17,165	$(151,761)

Cash Flow for the Six Months Ended June 30, 2016 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Continuing Operating Activities	$513,672	$81,153	$12,179	$24,831	$(412,027)	$(13,463)	$206,345
Net Cash Provided by Discontinued Operating Activities	—	—	—	—	19,053	—	19,053
Net Cash Provided by (Used in) Operating Activities	$513,672	$81,153	$12,179	$24,831	$(392,974)	$(13,463)	$225,398
Cash Flows from Investing Activities:
Capital Expenditures	$(1,899)	$(86,222)	$(20,635)	$(6,501)	$—	$—	$(115,257)
Proceeds From Sales of Assets	—	13,700	4,565	19	—	—	18,284
Net Investments in Equity Affiliates	—	(5,578)	—	—	—	—	(5,578)
Net Cash Used in Continuing Investing Activities	(1,899)	(78,100)	(16,070)	(6,482)	—	—	(102,551)
Net Cash Provided by Discontinued Investing Activities	—	—	—	—	394,511	—	394,511
Net Cash (Used in) Provided by Investing Activities	$(1,899)	$(78,100)	$(16,070)	$(6,482)	$394,511	$—	$291,960
Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(486,000)	$—	$—	$—	$—	$—	$(486,000)
Payments on Miscellaneous Borrowings	(803)	(3,053)	(568)	(35)	—	—	(4,459)
Net Proceeds from Revolver - CNX Coal Resources LP	—	—	—	13,000	—	—	13,000
Distributions to Noncontrolling Interest	—	—	—	(24,288)	—	13,463	(10,825)
Net Change in Parent Advancements	—	—		(4,597)	—	4,597	—
Dividends Paid	(2,294)	—	—	—	—	—	(2,294)
Issuance of Common Stock	4	—	—	—	—	—	4
Treasury Stock Activity	(1,657)	—	—	—	—	—	(1,657)
Net Cash (Used in) Provided by Continuing Financing Activities	(490,750)	(3,053)	(568)	(15,920)	—	18,060	(492,231)
Net Cash Used in Discontinued Financing Activities	—	—	—	—	(75)	—	(75)
Net Cash (Used in) Provided by Financing Activities	$(490,750)	$(3,053)	$(568)	$(15,920)	$(75)	$18,060	$(492,306)

Statement of Comprehensive Income for the Three Months Ended June 30, 2017 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net Income (Loss)	$169,510	$137,039	$57,983	$11,474	$(366)	$(201,817)	$173,823
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments	3,464	—	3,504	(40)	—	(3,464)	3,464
Other Comprehensive Income (Loss):	3,464	—	3,504	(40)	—	(3,464)	3,464
Comprehensive Income (Loss)	172,974	137,039	61,487	11,434	(366)	(205,281)	177,287
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	—	4,302	4,302
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$172,974	$137,039	$61,487	$11,434	$(366)	$(209,583)	$172,985

Statement of Comprehensive Income for the Three Months Ended June 30, 2016 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net (Loss) Income	$(469,828)	$(177,549)	$(22,156)	$3,907	$(234,610)	$431,587	$(468,649)
Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments	8,045	—	8,067	(22)	—	(8,045)	8,045
Reclassification of Cash Flow Hedges from OCI to Earnings	(11,203)	(11,203)	—	—	—	11,203	(11,203)
Other Comprehensive (Loss) Income:	(3,158)	(11,203)	8,067	(22)	—	3,158	(3,158)
Comprehensive (Loss) Income	(472,986)	(188,752)	(14,089)	3,885	(234,610)	434,745	(471,807)
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	—	1,179	1,179
Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(472,986)	$(188,752)	$(14,089)	$3,885	$(234,610)	$433,566	$(472,986)

Statement of Comprehensive Income for the Six Months Ended June 30, 2017 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net Income (Loss)	$130,544	$80,695	$97,239	$25,540	$(366)	$(193,331)	$140,321
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments	6,966	—	7,045	(79)	—	(6,966)	6,966
Other Comprehensive Income (Loss):	6,966	—	7,045	(79)	—	(6,966)	6,966
Comprehensive Income (Loss)	137,510	80,695	104,284	25,461	(366)	(200,297)	147,287
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	—	9,754	9,754
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$137,510	$80,695	$104,284	$25,461	$(366)	$(210,051)	$137,533

Statement of Comprehensive Income for the Six Months Ended June 30, 2016 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net (Loss) Income	$(567,405)	$(191,073)	$(24,348)	$7,723	$(287,791)	$497,782	$(565,112)
Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments	5,561	—	5,608	(47)	—	(5,561)	5,561
Reclassification of Cash Flow Hedges from OCI to Earnings	(21,017)	(21,017)	—	—	—	21,017	(21,017)
Other Comprehensive (Loss) Income:	(15,456)	(21,017)	5,608	(47)	—	15,456	(15,456)
Comprehensive (Loss) Income	(582,861)	(212,090)	(18,740)	7,676	(287,791)	513,238	(580,568)
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	—	2,293	2,293
Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(582,861)	$(212,090)	$(18,740)	$7,676	$(287,791)	$510,945	$(582,861)

NOTE 17—RELATED PARTY TRANSACTIONS:
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

In May 2014, CONSOL Energy and Noble Energy (collectively, the "Sponsors") formed CONE Midstream Partners LP (the Partnership), a master limited partnership, to own, operate, develop and acquire natural gas gathering and other midstream energy assets to service each company's production in the Marcellus Shale in Pennsylvania and West Virginia. The Partnership's general partner is CONE Midstream GP LLC, a wholly owned subsidiary of CONE.

In September 2014, the Partnership closed its initial public offering (IPO) of 20,125,000 common units representing limited partnership interests, which included a 2,625,000 common unit over-allotment option that was exercised in full by the underwriters. Following the IPO, CONE had a 2% general partner interest in the Partnership, while each sponsor had a 32.1% limited partner interest. CONSOL Energy accounts for CNX Gas Company's portion of the earnings in the Partnership under the equity method of accounting.

In November 2016, the Partnership acquired from CONE an additional 25% ownership interest in CONE Midstream DevCo 1 LP, commonly referred to as the "Anchor Systems." The transaction included a total purchase consideration of $248,000, comprised of $140,000 in cash and issuance of approximately 5,200,000 common limited partnership units to the Sponsors. Following the acquisition, CONE continues to have a 2% general partner interest in the Partnership, while each Sponsor's limited partner interest increased to 33.5%. At June 30, 2017, CNX Gas Company and Noble Energy each continue to own a 50% interest in the assets of CONE that were not contributed to the Partnership. On June 28, 2017, Noble Energy announced that a sale of its interest in CONE to a portfolio company of Quantum Energy Partners is expected to occur in the third quarter of 2017.

The following is a summary of the Company's Investment in Affiliates balances included within the Consolidated Balance Sheets associated with CONE and the Partnership, respectively:

	CONE	The Partnership	Total
Balance at December 31, 2016	$151,075	$18,133	$169,208
Equity in Earnings	2,150	19,784	21,934
Distributions	(12,672)	(12,028)	(24,700)
Balance at June 30, 2017	$140,553	$25,889	$166,442

The following transactions were included within Miscellaneous Other Income and Transportation, Gathering and Compression within the Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Miscellaneous Other Income:
Equity in Earnings of Affiliates - CONE	$284	$753	$2,150	$7,146
Equity in Earnings of Affiliates - the Partnership	$9,712	$7,452	$19,784	$15,410

Transportation, Gathering and Compression:
Gathering Services - CONE	$232	$152	$485	$369
Gathering Services - the Partnership	$31,695	$29,565	$65,749	$61,210

At June 30, 2017 and December 31, 2016, CONSOL Energy had a net payable of $7,885 and $5,815 respectively, due to both the Partnership and CONE primarily for accrued but unpaid gathering services.

CNX Coal Resources LP

In July 2015, CNXC closed its IPO of 5,000,000 common units representing limited partnership interests at a price to the public of $15.00 per unit. Additionally, Greenlight Capital entered into a common unit purchase agreement with CNXC pursuant to which Greenlight Capital agreed to purchase, and CNXC agreed to sell, 5,000,000 common units at a price per unit equal to $15.00, which equates to $75,000 in net proceeds. CNXC's general partner is CNX Coal Resources GP, a wholly owned subsidiary of CONSOL Energy. The underwriters of the IPO filing exercised an over-allotment option of 561,067 common units to the public at $15.00 per unit.

In connection with the IPO, CNXC entered into a $400,000 senior secured revolving credit facility with certain lenders and PNC Bank, National Association (PNC), as administrative agent. Obligations under the revolving credit facility are guaranteed by CNXC's subsidiaries (the "guarantor subsidiaries") and are secured by substantially all of CNXC's and CNXC's subsidiaries' assets pursuant to a security agreement and various mortgages. Under the new revolving credit facility, CNXC made an initial draw of $200,000, and after origination fees of $3,000, the net proceeds were $197,000.

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

In connection with CNXC's Contribution Agreement, in September 2016, the General Partner and CNXC entered into the First Amended and Restated Omnibus Agreement (the "Amended Omnibus Agreement") with CONSOL Energy and certain of its subsidiaries. Under the Amended Omnibus Agreement, CONSOL Energy indemnified CNXC for certain liabilities. The Amended Omnibus Agreement also amended CNXC's obligations to CONSOL Energy with respect to the payment of an annual administrative support fee and reimbursement for the provisions of certain management and operating services provided, in each case to reflect structural changes in how those services are provided to CNXC by CONSOL Energy.

Charges for services from CONSOL Energy include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Operating and Other Costs	$867	$1,270	$1,739	$2,536
Selling, General and Administrative Expenses	737	1,190	1,454	2,305
Total Services from CONSOL Energy	$1,604	$2,460	$3,193	$4,841

At June 30, 2017 and December 31, 2016, CNXC had a net payable to CONSOL Energy in the amount of $2,196 and $1,666, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the omnibus agreement.

NOTE 18—RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2017, the FASB issued Update 2017-09 - Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which reduces diversity in practice and cost and complexity when applying the guidance in this Topic to a change to the terms or conditions of a share-based payment award. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in the Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on CONSOL Energy's financial statements.
In March 2017, the FASB issued Update 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments in the Update require that an employer report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations, if one is presented. Because CONSOL Energy does not present an income from operations subtotal, that requirement is not applicable. Additionally, the Company's service cost component is deemed immaterial, and therefore, the other components of net benefit cost will not be presented separately. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year for which financial statements have not been issued. The adoption of this guidance is not expected to have an impact on CONSOL Energy's financial statements.
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
The new standards are effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. Management continues to evaluate the impact that these standards will have on CONSOL Energy's financial statements, specifically as it relates to contracts that contain positive electric power price related adjustments. CONSOL Energy anticipates using the modified retrospective approach to adoption as it relates to ASU 2014-09. CONSOL Energy is currently performing a detailed analysis at the individual contract level and will continue to evaluate the impact on the financial statements which is expected to be immaterial.
In February 2016, the FASB issued Update 2016-02 - Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Update 2016-02 does retain a distinction between finance leases and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. Retaining this distinction allows the recognition, measurement and presentation of expenses and cash flows arising from a lease to not significantly change from previous GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities, but to recognize lease expense on a straight-line basis over the lease term. For both financing and operating leases, the right-to-use asset and lease liability will be initially measured at the present value of the lease payments in the statement of financial position.The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. CONSOL Energy is currently reviewing all existing leases an agreements that are covered by this standard and will continue to evaluate the impact on the financial statements and related disclosures.
NOTE 19—SUBSEQUENT EVENTS:

In May 2017, the Company sent notices to call the remaining $74,470 balance on its 8.25% senior notes due in April 2020 and the remaining $20,611 balance on its 6.375% senior notes due in March 2021. The call price was $101.375 for the 8.25% senior notes due in April 2020 and $102.125 for the 6.375%senior notes due in March 2021. The redemption occurred on July 14, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

CONSOL Energy's strategy is to increase shareholder value through the development and growth of its existing natural gas assets, selective acquisition of natural gas and natural gas liquid acreage leases within its footprint, and through the participation in global coal markets. Ultimately, the intent is to separate the Exploration & Production (E&P) division and the Pennsylvania (PA) Mining Operations division while focusing on the growth of the E&P division. On July 10, 2017, a registration statement on Form 10 was filed with the U.S. Securities and Exchange Commission by CONSOL Mining Corporation, a wholly-owned subsidiary of CONSOL Energy, to furnish to shareholders the details surrounding a planned spin-off of the PA Mining Operations division and other coal related assets. The separation of the E&P and PA Mining Operations divisions would provide current shareholders ownership in two leading and focused companies, each positioned to capitalize on distinct opportunities for future growth and profitability.

CONSOL Energy's E&P Division had earnings before income tax of $227 million in the second quarter of 2017 due primarily to gains on the sale of assets of $134 million (See Note 3 - Acquisitions and Dispositions in the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information), as well as unrealized gains on commodity derivative instruments of $116 million.

For the second quarter of 2017, CONSOL Energy's average sales price for natural gas, natural gas liquids (NGLs), oil, and condensate was $2.47 per Mcfe. CONSOL Energy's average price for natural gas was $2.81 per Mcf for the quarter and, including cash settlements from hedging, was $2.42 per Mcf. The average realized price for all liquids for the second quarter of 2017 was $17.81 per barrel.

During the second quarter of 2017, CONSOL's E&P Division sold 92.2 Bcfe, or a decrease of 7.2% from the 99.3 Bcfe sold in the year-earlier quarter, driven primarily by the sale of 12 wells in Doddridge County, West Virginia (See Note 3 - Acquisitions and Dispositions in the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information), as well as normal production declines and temporary shut-ins. Also during the quarter, total production costs decreased to $2.20 per Mcfe, compared to the year-earlier quarter of $2.27 per Mcfe, driven primarily by reductions in deprecation, depletion and amortization as a result of increases in Marcellus reserves.

E&P Division capital expenditures in the second quarter were $142 million.

CONSOL Energy's PA Mining Operations sold 6.8 million tons in the second quarter of 2017, compared to 6.2 million tons during the year-earlier quarter. Total unit costs were $34.79 per ton, compared to $34.46 per ton in the year-earlier quarter. The PA Mining Operations division had earnings before income tax of $50 million.

CONSOL Energy 2017 - 2018 Guidance

E&P DIVISION GUIDANCE

CONSOL Energy maintains its E&P Division production guidance for 2017 of approximately 420-440 Bcfe, while increasing its total E&P capital expenditures in 2017 to approximately $635 million, compared to previous guidance of $555 million. The increase in 2017 capital is driven by increased land capital, modest service cost inflation, and additional drilling activity, which, in part, will drive increased 2018 production to 520-550 Bcfe, compared to previous guidance of 490-520 Bcfe. The company has added another layer of hedges on approximately 50% of the expected incremental production in 2018 to lock in returns and cash flows.

Total hedged natural gas production in the 2017 third quarter is 81.7 Bcf. The annual gas hedge position is shown in the table below:

	2017	2018
Volumes Hedged (Bcf), as of 7/12/17	315.2*	329.1
*Includes actual settlements of 177.3 Bcf.

CONSOL Energy's hedged gas volumes include a combination of NYMEX financial hedges and index (NYMEX and basis) hedges and contracts. In addition, to protect the NYMEX hedge volumes from basis exposure, CONSOL enters into basis-only financial hedges and physical sales with fixed basis at certain sales points. CONSOL Energy's gas hedge position is shown in the table below:

GAS HEDGES

	Q3 2017	2017	2018	2019	2020
NYMEX Only Hedges
Volumes (Bcf)	73.5	282.4	311.9	217.6	134.1
Average Prices ($/Mcf)	$3.15	$3.14	$3.14	$3.02	$3.05
Index Hedges and Contracts
Volumes (Bcf)	8.2	32.8	17.2	13.0	7.8
Average Prices ($/Mcf)	$3.17	$3.15	$2.62	$2.47	$2.41
Total Volumes Hedged (Bcf)	81.7	315.2	329.1	230.6	141.9

NYMEX + Basis (fully-covered volumes)[1]
Volumes (Bcf)	77.7	309.8	308.0	200.0	120.2
Average Prices ($/Mcf)	$2.54	$2.59	$2.81	$2.73	$2.78
NYMEX Only Hedges Exposed to Basis
Volumes (Bcf)	4.0	5.4	21.1	30.6	21.7
Average Prices ($/Mcf)	$3.15	$3.14	$3.14	$3.02	$3.05
Total Volumes Hedged (Bcf)	81.7	315.2	329.1	230.6	141.9
1Includes physical sales with fixed basis in Q3 2017, 2017, 2018, 2019, and 2020 of 15.1 Bcf, 62.6 Bcf, 106.6 Bcf, 97.6 Bcf, and 48.1 Bcf, respectively.

During the second quarter of 2017, CONSOL Energy added additional NYMEX natural gas hedges of 40.5 Bcf, 27.6 Bcf, and 20.0 Bcf for 2018, 2019, and 2020, respectively. To help mitigate basis exposure on NYMEX hedges, in the second quarter CONSOL added 52.6 Bcf, 28.7 Bcf, 9.9 Bcf, and 9.4 Bcf of basis hedges for 2018, 2019, 2020, and 2021, respectively.

PA MINING OPERATIONS DIVISION GUIDANCE

CONSOL Energy maintains total consolidated PA Mining Operations annual sales to be approximately 25.6-27.6 million tons for 2017. Also, CONSOL Energy maintains total consolidated capital expenditures for PA Mining Operations to be $120-$136 million for 2017.

Results of Operations - Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016
Net Income (Loss) Attributable to CONSOL Energy Shareholders
CONSOL Energy reported net income attributable to CONSOL Energy shareholders of $170 million, or earnings of $0.73 per diluted share, for the three months ended June 30, 2017, compared to a net loss attributable to CONSOL Energy shareholders of $470 million, or a loss per diluted share of $2.05, for the three months ended June 30, 2016.

	For the Three Months Ended June 30,
(Dollars in thousands)	2017	2016	Variance
Income (Loss) from Continuing Operations	$173,823	$(234,044)	$407,867
Loss from Discontinued Operations, net	—	(234,605)	234,605
Net Income (Loss)	$173,823	$(468,649)	$642,472
Less: Net Income Attributable to Noncontrolling Interest	4,313	1,179	3,134
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$169,510	$(469,828)	$639,338

CONSOL Energy consists of two principal business divisions: Exploration and Production (E&P) and Pennsylvania (PA) Mining Operations. The E&P division includes four reportable segments: Marcellus, Utica, Coalbed Methane (CBM) and Other Gas.

The E&P division had earnings before income tax of $227 million for the three months ended June 30, 2017, compared to a loss before income tax of $294 million for the three months ended June 30, 2016. Included in the 2017 earnings before income tax was an unrealized gain on commodity derivative instruments of $116 million and gains on the sale of assets of $134 million (See Note 3 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). Included in the 2016 loss before income tax was an unrealized loss on commodity derivative instruments of $280 million.

The following table presents a breakout of net liquid and natural gas sales information to assist in the understanding of the Company’s natural gas production and sales portfolio.

	For the Three Months Ended June 30,
in thousands (unless noted)	2017	2016	Variance	Percent Change
LIQUIDS
NGLs:
Sales Volume (MMcfe)	8,140	8,958	(818)	(9.1)%
Sales Volume (Mbbls)	1,357	1,493	(136)	(9.1)%
Gross Price ($/Bbl)	$15.96	$12.84	$3.12	24.3%
Gross Revenue	$21,637	$19,207	$2,430	12.7%

Oil:
Sales Volume (MMcfe)	132	114	18	15.8%
Sales Volume (Mbbls)	22	19	3	15.8%
Gross Price ($/Bbl)	$48.18	$33.72	$14.46	42.9%
Gross Revenue	$1,061	$643	$418	65.0%

Condensate:
Sales Volume (MMcfe)	682	1,478	(796)	(53.9)%
Sales Volume (Mbbls)	114	246	(132)	(53.7)%
Gross Price ($/Bbl)	$34.14	$31.68	$2.46	7.8%
Gross Revenue	$3,884	$7,803	$(3,919)	(50.2)%

GAS
Sales Volume (MMcf)	83,266	88,718	(5,452)	(6.1)%
Sales Price ($/Mcf)	$2.81	$1.58	$1.23	77.8%
Gross Revenue	$233,723	$140,280	$93,443	66.6%

Hedging Impact ($/Mcf)	$(0.39)	$0.91	$(1.30)	(142.9)%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement	$(32,285)	$80,335	$(112,620)	(140.2)%

The E&P division's natural gas, NGLs, and oil sales were $260 million for the three months ended June 30, 2017, compared to $168 million for the three months ended June 30, 2016. The increase was primarily due to the 77.8% increase in the average gas sales price per Mcf without the impact of derivative instruments, offset in part by the 7.2% decrease in total E&P sales volumes. The increase in average sales price was the result of the overall improvement in general market prices in the Appalachian basin during the current period. The increase was offset, in part, by a decrease in the realized (loss) gain on commodity derivative instruments related to the Company's hedging program.

The E&P division's sales volumes, average sales price (including the effects of derivative instruments), and average costs for all active E&P operations were as follows:

	For the Three Months Ended June 30,
	2017	2016	Variance	Percent Change
E&P Sales Volumes (Bcfe)	92.2	99.3	(7.1)	(7.2)%

Average Sales Price (per Mcfe)	$2.47	$2.50	$(0.03)	(1.2)%
Average Costs (per Mcfe)	2.20	2.27	(0.07)	(3.1)%
Average Margin	$0.27	$0.23	$0.04	17.4%

Changes in the average costs per Mcfe were primarily related to the following items:

•
Depreciation, depletion and amortization decreased on a per-unit basis primarily due to a reduction in Marcellus rates. The reduction in Marcellus rates was primarily due to an increase in the Company's Marcellus reserves. See Note 9 - Property, Plant and Equipment of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•	Lease operating expense decreased on a per unit basis in the period-to-period comparison due to a decrease in well tending costs and salt water disposal costs.

•
Transportation, gathering and compression expense increased on a per unit basis in the period-to-period comparison primarily due to an increase in wet gas processing costs, as well as an increase in the CONE gathering rate. See Note 17 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

The PA Mining Operations division had earnings before income tax of $50 million for the three months ended June 30, 2017, compared to earnings before income tax of $23 million for the three months ended June 30, 2016.
Sales tons, average sales price and average cost of goods sold per ton for the PA Mining Operations division were as follows:

	For the Three Months Ended June 30,
	2017	2016	Variance	Percent Change
Company Produced PA Mining Operations Tons Sold (in millions)	6.8	6.2	0.6	9.7%

Average Sales Price per ton sold	$44.75	$40.61	$4.14	10.2%
Average Cost of Goods Sold per ton sold	34.79	34.46	0.33	1.0%
Average Margin	$9.96	$6.15	$3.81	62.0%

The increase in overall tons sold was primarily due to increased demand, in part due to higher natural gas prices. The higher average sales price per ton sold in the 2017 period was primarily the result of a tighter supply-demand balance in the international thermal and crossover metallurgical coal markets that the PA Mining Operations complex serves.

The PA Mining Operations division priced 2.1 million tons on the export market for the three months ended June 30, 2017, compared to 2.2 million tons for the three months ended June 30, 2016. All other tons were sold on the domestic market.

Changes in the average cost of goods sold per ton were primarily driven by an increase in production-related costs as more coal was mined to meet market demand, as well as an increase in mine development activity.

The Other division includes other business activities not assigned to the E&P or PA Mining Operations divisions, as well as any income tax benefit or expense. The Other division had a net loss of $103 million for the three months ended June 30, 2017, compared to net income of $38 million for the three months ended June 30, 2016.
Selling, general and administrative (SG&A) costs are charged to the PA Mining Operations division based upon a shared service agreement that CONSOL Energy entered into with CNX Coal Resources LP (CNXC) upon execution of the CNXC initial public offering (IPO). The shared service agreement calls for CONSOL Energy to provide certain selling, general and administrative services that are paid for monthly, based on an agreed upon fixed fee that is reset at least annually. See Note 17 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. The remaining SG&A costs are allocated between the E&P, PA Mining Operations and Other divisions based primarily on a percentage of total revenue and a percentage of total projected capital expenditures.

SG&A costs are excluded from E&P and PA Mining Operations unit costs. SG&A costs were $41 million for the three months ended June 30, 2017, compared to $36 million for the three months ended June 30, 2016. SG&A costs increased due to the following items:

	For the Three Months Ended June 30,
(in millions)	2017	2016	Variance	Percent Change
Short-Term Incentive Compensation	$6	$3	$3	100.0%
Consulting and Professional Services	5	4	1	25.0%
Employee Wages and Related Expenses	13	13	—	—%
Rent	2	2	—	—%
Stock-Based Compensation	9	10	(1)	(10.0)%
Advertising and Promotion	1	2	(1)	(50.0)%
Other	5	2	3	150.0%
Total Company Selling, General and Administrative Costs	$41	$36	$5	13.9%

•	The increase in Short-Term Incentive Compensation was a result of higher anticipated payouts in the current period primarily related to the PA Mining Operations division.

•	The increase in Consulting and Professional Services was primarily due to fees related to the anticipated separation of the E&P and PA Mining Operation divisions.

Total Company long-term liabilities, such as Other Post-Employment Benefits (OPEB), the salary retirement plan, workers' compensation, Coal Workers' Pneumoconiosis (CWP), and long-term disability are actuarially calculated for the Company as a whole. In general, the expenses are then allocated to the segments based upon criteria specific to each liability. Total CONSOL Energy continuing operations expense related to actuarial liabilities was $14 million for the three months ended June 30, 2017, compared to $27 million for the three months ended June 30, 2016. See Note 14 - Pension and Other Postretirement Benefits Plans and Note 15 - Coal Workers' Pneumoconiosis (CWP) and Workers' Compensation in the Notes to the Audited Consolidated Financial Statements in Item 8 of the Company's December 31, 2016 Form 10-K, and Note 5 - Components of Pension and OPEB Plans Net Periodic Benefit Costs and Note 6 - Components of CWP and Workers' Compensation Net Periodic Benefit Costs in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details.

TOTAL E&P DIVISION ANALYSIS for the three months ended June 30, 2017 compared to the three months ended June 30, 2016:
The E&P division had earnings before income tax of $227 million for the three months ended June 30, 2017 compared to a loss before income tax of $294 million for the three months ended June 30, 2016. Variances by individual E&P segment are discussed below.

	For the Three Months Ended					Difference to Three Months Ended
	June 30, 2017					June 30, 2016
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGLs and Oil Sales	$155	$39	$52	$14	$260	$71	$(2)	$18	$5	$92
(Loss) Gain on Commodity Derivative Instruments	(22)	(2)	(7)	115	84	(71)	(12)	(23)	389	283
Purchased Gas Sales	—	—	—	10	10	—	—	—	2	2
Miscellaneous Other Income	—	—	—	18	18	—	—	—	5	5
Gain on Sale of Assets	—	—	—	134	134	—	—	—	132	132
Total Revenue and Other Income	133	37	45	291	506	—	(14)	(5)	533	514
Lease Operating Expense	7	5	6	3	21	(3)	—	2	(2)	(3)
Production, Ad Valorem, and Other Fees	3	(1)	2	1	5	—	(2)	1	—	(1)
Transportation, Gathering and Compression	56	10	17	4	87	2	(3)	(1)	(2)	(4)
Depreciation, Depletion and Amortization	51	14	20	6	91	(2)	(8)	(2)	(2)	(14)
Exploration and Production Related Other Costs	—	—	—	20	20	—	—	—	17	17
Purchased Gas Costs	—	—	—	10	10	—	—	—	1	1
Other Corporate Expenses	—	—	—	23	23	—	—	—	1	1
Selling, General and Administrative Costs	—	—	—	21	21	—	—	—	(4)	(4)
Total Exploration and Production Costs	117	28	45	88	278	(3)	(13)	—	9	(7)
Interest Expense	—	—	—	1	1	—	—	—	—	—
Total E&P Division Costs	117	28	45	89	279	(3)	(13)	—	9	(7)
Earnings (Loss) Before Income Tax	$16	$9	$—	$202	$227	$3	$(1)	$(5)	$524	$521

MARCELLUS SEGMENT
The Marcellus segment had earnings before income tax of $16 million for the three months ended June 30, 2017 compared to earnings before income tax of $13 million for the three months ended June 30, 2016.

	For the Three Months Ended June 30,
	2017	2016	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	51.1	47.3	3.8	8.0%
NGLs Sales Volumes (Bcfe)*	5.4	5.2	0.2	3.8%
Condensate Sales Volumes (Bcfe)*	0.4	0.6	(0.2)	(33.3)%
Total Marcellus Sales Volumes (Bcfe)*	56.9	53.1	3.8	7.2%

Average Sales Price - Gas (per Mcf)	$2.71	$1.50	$1.21	80.7%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$(0.42)	$1.03	$(1.45)	(140.8)%
Average Sales Price - NGLs (per Mcfe)*	$2.56	$1.84	$0.72	39.1%
Average Sales Price - Condensate (per Mcfe)*	$5.91	$5.03	$0.88	17.5%

Total Average Marcellus Sales Price (per Mcfe)	$2.34	$2.50	$(0.16)	(6.4)%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.12	0.19	(0.07)	(36.8)%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.04	0.05	(0.01)	(20.0)%
Average Marcellus Transportation, Gathering and Compression costs (per Mcfe)	0.98	1.03	(0.05)	(4.9)%
Average Marcellus Depreciation, Depletion and Amortization costs (per Mcfe)	0.91	0.98	(0.07)	(7.1)%
Total Average Marcellus Costs (per Mcfe)	$2.05	$2.25	$(0.20)	(8.9)%
Average Margin for Marcellus (per Mcfe)	$0.29	$0.25	$0.04	16.0%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGLs and oil sales of $155 million for the three months ended June 30, 2017 compared to $84 million for the three months ended June 30, 2016. The $71 million increase was primarily due to a 80.7% increase in average gas sales price, as well as a 7.2% increase in total Marcellus sales volumes. The increase in sales volumes was primarily due to the termination of the Marcellus Joint Venture with Noble Energy in the fourth quarter of 2016, which resulted in each party owning and operating a 100% interest in certain wells in two separate operating areas (see Note 9 - Property, Plant and Equipment in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details).

The decrease in the total average Marcellus sales price was primarily due to a $1.45 per Mcf decrease in the (loss) gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 52.4 Bcf of the Company's produced Marcellus gas sales volumes for the three months ended June 30, 2017 at an average loss of $0.41 per Mcf. For the three months ended June 30, 2016, these financial hedges represented approximately 41.8 Bcf at an average gain of $1.17 per Mcf.

Total exploration and production costs for the Marcellus segment were $117 million for the three months ended June 30, 2017 compared to $120 million for the three months ended June 30, 2016. The decrease in total dollars and decrease in unit costs for the Marcellus segment were due to the following items:

•Marcellus lease operating expense was $7 million for the three months ended June 30, 2017 compared to $10 million for the three months ended June 30, 2016. The decrease in total dollars was primarily due to a reduction of salt water disposal costs in the current period which is a result of reusing water in active operations. The decrease in unit costs was driven by the 7.2% increase in total Marcellus sales volumes.

•Marcellus production, ad valorem, and other fees remained consistent at $3 million for the three months ended June 30, 2017 and the three months ended June 30, 2016. The decrease in unit costs was due to the 7.2% increase in total Marcellus sales volumes.

•Marcellus transportation, gathering and compression costs were $56 million for the three months ended June 30, 2017 compared to $54 million for the three months ended June 30, 2016. The increase in total dollars was primarily related to an increase in CONE gathering fees due to the 7.2% increase in total Marcellus sales volumes (See Note 17 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information) offset, in part, by a decrease in the amount of utilized firm transportation expense that was allocated to the Marcellus segment due to a higher proportionate share being allocated to the Utica segment. The decrease in unit costs was primarily due to the reduction in firm transportation costs.

•Depreciation, depletion and amortization costs attributable to the Marcellus segment were $51 million for the three months ended June 30, 2017 compared to $53 million for the three months ended June 30, 2016. The period-to-period decrease in total dollars was driven by a decrease in overall Marcellus rates primarily due to an increase in the Company's Marcellus reserves. These amounts included depletion on a unit of production basis of $0.89 per Mcf and $0.96 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

UTICA SEGMENT

The Utica segment had earnings before income tax of $9 million for the three months ended June 30, 2017 compared to earnings before income tax of $10 million for the three months ended June 30, 2016.

	For the Three Months Ended June 30,
	2017	2016	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	10.7	18.7	(8.0)	(42.8)%
NGLs Sales Volumes (Bcfe)*	2.7	3.7	(1.0)	(27.0)%
Oil Sales Volumes (Bcfe)*	0.1	—	0.1	100.0%
Condensate Sales Volumes (Bcfe)*	0.3	0.9	(0.6)	(66.7)%
Total Utica Sales Volumes (Bcfe)*	13.8	23.3	(9.5)	(40.8)%

Average Sales Price - Gas (per Mcf)	$2.75	$1.43	$1.32	92.3%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$(0.19)	$0.54	$(0.73)	(135.2)%
Average Sales Price - NGLs (per Mcfe)*	$2.84	$2.57	$0.27	10.5%
Average Sales Price - Oil (per Mcfe)*	$7.64	$3.62	$4.02	111.0%
Average Sales Price - Condensate (per Mcfe)*	$5.45	$5.47	$(0.02)	(0.4)%

Total Average Utica Sales Price (per Mcfe)	$2.70	$2.19	$0.51	23.3%
Average Utica Lease Operating Expenses (per Mcfe)	0.36	0.22	0.14	63.6%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	(0.04)	0.06	(0.10)	(166.7)%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.73	0.55	0.18	32.7%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	0.99	0.93	0.06	6.5%
Total Average Utica Costs (per Mcfe)	$2.04	$1.76	$0.28	15.9%
Average Margin for Utica (per Mcfe)	$0.66	$0.43	$0.23	53.5%
*NGLs, Oil and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Utica segment had natural gas, NGLs and oil sales of $39 million for the three months ended June 30, 2017 compared to $41 million for the three months ended June 30, 2016. The $2 million decrease was primarily due to the 40.8% decrease in total Utica sales volumes, offset, in part, by the 92.3% increase in average gas sales price. The decrease in total Utica sales volumes primarily related to normal well declines in both Company operated and joint venture operated areas, as well as temporary shut-ins for additional drilling and maintenance.

The increase in the total average Utica sales price was primarily due to a $1.32 per Mcf increase in average gas sales price, offset, in part, by a $0.73 per Mcf decrease in the (loss) gain on commodity derivative instruments in the current period. The notional amounts associated with these financial hedges represented approximately 4.7 Bcf of the Company's produced Utica gas sales volumes for the three months ended June 30, 2017 at an average loss of $0.44 per Mcf. For the three months ended June 30, 2016, these financial hedges represented approximately 8.6 Bcf at an average gain of $1.17 per Mcf.

Total exploration and production costs for the Utica segment were $28 million for the three months ended June 30, 2017 compared to $41 million for the three months ended June 30, 2016. The decrease in total dollars and increase in unit costs for the Utica segment are due to the following items:

•Utica lease operating expense remained consistent at $5 million for the three months ended June 30, 2017 and 2016. The increase in unit costs was due to the 40.8% decrease in total Utica sales volumes.

•Utica production, ad valorem, and other fees were a credit of $1 million for the three months ended June 30, 2017 compared to expense of $1 million for the three months ended June 30, 2016. The credit in the current period was the result of an adjustment that was made in the current period related to the Company's proportionate share of ad valorem taxes in our joint venture partner's operated area. The decrease in unit costs in the current period was primarily due to the decreased total dollars described above, offset, in part, by the 40.8% decrease in total Utica sales volumes.

•Utica transportation, gathering and compression costs were $10 million for the three months ended June 30, 2017 compared to $13 million for the three months ended June 30, 2016. The $3 million decrease in total dollars was primarily related to a decrease in utilized firm transportation expense, as well as the shift to lower cost dry Utica. The increase in unit costs was primarily due to an increase in wet gas processing rates.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $14 million for the three months ended June 30, 2017 compared to $22 million for the three months ended June 30, 2016. These amounts included depletion on a unit of production basis of $1.00 per Mcf and $0.93 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

COALBED METHANE (CBM) SEGMENT
The CBM segment had no earnings or loss before income tax for the three months ended June 30, 2017 compared to earnings before income tax of $5 million for the three months ended June 30, 2016.

	For the Three Months Ended June 30,
	2017	2016	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	16.5	17.1	(0.6)	(3.5)%

Average Sales Price - Gas (per Mcf)	$3.15	$1.97	$1.18	59.9%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$(0.41)	$0.97	$(1.38)	(142.3)%

Total Average CBM Sales Price (per Mcf)	$2.74	$2.93	$(0.19)	(6.5)%
Average CBM Lease Operating Expenses (per Mcf)	0.37	0.26	0.11	42.3%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.11	0.07	0.04	57.1%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.01	1.04	(0.03)	(2.9)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.25	1.25	—	—%
Total Average CBM Costs (per Mcf)	$2.74	$2.62	$0.12	4.6%
Average Margin for CBM (per Mcf)	$—	$0.31	$(0.31)	(100.0)%

The CBM segment had natural gas sales of $52 million in the three months ended June 30, 2017 compared to $34 million for the three months ended June 30, 2016. The $18 million increase was primarily due to a 59.9% increase in the average gas sales price per Mcf, offset, in part, by a 3.5% decrease in CBM gas sales volumes. The decrease in CBM sales volumes was primarily due to normal well declines and less drilling activity.

The total average CBM sales price decreased $0.19 per Mcf due primarily to a $1.38 per Mcf decrease in the (loss) gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 16.1 Bcf of the Company's produced CBM sales volumes for the three months ended

June 30, 2017 at an average loss of $0.42 per Mcf. For the three months ended June 30, 2016, these financial hedges represented approximately 14.2 Bcf at an average gain of $1.16 per Mcf.

Total exploration and production costs for the CBM segment were $45 million for the three months ended June 30, 2017 and 2016. The increase in unit costs for the CBM segment was due to the following items:

•CBM lease operating expense was $6 million for the three months ended June 30, 2017 compared to $4 million for the three months ended June 30, 2016. The increase in total dollars was primarily related to an increase in salt water disposal costs in the current period, as well as an increase in costs related to our joint venture partner operated wells. The increase in unit costs was primarily due to the increase in total dollars described above, as well as the decrease in CBM sales volumes.

•CBM production, ad valorem, and other fees were $2 million for the three months ended June 30, 2017 compared to $1 million for the three months ended June 30, 2016. Unit costs increased in the current period due to the decrease in CBM sales volumes.

•CBM transportation, gathering and compression costs were $17 million for the three months ended June 30, 2017 compared to $18 million for the three months ended June 30, 2016. The $1 million decrease was primarily related to a decrease in employee related costs as well as a decrease in compressor rental expense. Unit costs were also positively impacted by the decrease in total dollars which was offset, in part, by the decrease in CBM sales volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $20 million for the three months ended June 30, 2017 compared to $22 million for the three months ended June 30, 2016. These amounts included depletion on a unit of production basis of $0.79 per Mcf and $0.82 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

OTHER GAS SEGMENT

The Other Gas segment had earnings before income tax of $202 million for the three months ended June 30, 2017 compared to a loss before income tax of $322 million for the three months ended June 30, 2016.

	For the Three Months Ended June 30,
	2017	2016	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	4.9	5.7	(0.8)	(14.0)%
Oil Sales Volumes (Bcfe)*	0.1	0.1	—	—%
Total Other Sales Volumes (Bcfe)*	5.0	5.8	(0.8)	(13.8)%

Average Sales Price - Gas (per Mcf)	$2.83	$1.58	$1.25	79.1%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$(0.38)	$0.87	$(1.25)	(143.7)%
Average Sales Price - Oil (per Mcfe)*	$8.55	$5.68	$2.87	50.5%

Total Average Other Sales Price (per Mcfe)	$2.51	$2.52	$(0.01)	(0.4)%
Average Other Lease Operating Expenses (per Mcfe)	0.60	0.68	(0.08)	(11.8)%
Average Other Production, Ad Valorem, and Other Fees (per Mcfe)	0.14	0.13	0.01	7.7%
Average Other Transportation, Gathering and Compression Costs (per Mcfe)	0.83	1.05	(0.22)	(21.0)%
Average Other Depreciation, Depletion and Amortization Costs (per Mcfe)	0.99	1.64	(0.65)	(39.6)%
Total Average Other Costs (per Mcfe)	$2.56	$3.50	$(0.94)	(26.9)%
Average Margin for Other (per Mcfe)	$(0.05)	$(0.98)	$0.93	94.9%

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

Other Gas sales volumes are primarily related to shallow oil and gas production. Natural gas, NGLs and oil sales related to the Other Gas segment were $14 million for the three months ended June 30, 2017 compared to $9 million for the three months ended June 30, 2016. The increase in natural gas, NGLs and oil sales primarily related to the $1.25 per Mcf increase in the average gas sales price and the 50.5% increase in the average oil sales price. Total exploration and production costs related to these other sales were $14 million for the three months ended June 30, 2017 compared to $20 million for the three months ended June 30, 2016. The decrease was primarily due to a decrease in depreciation, depletion and amortization costs as a result of certain assets becoming fully depreciated in the current period as well as the sale of Knox Energy (See Note 3 - Acquisitions and Dispositions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

The Other Gas segment recognized an unrealized gain on commodity derivative instruments of $116 million for the three months ended June 30, 2017 compared to an unrealized loss on commodity derivative instruments of $280 million for the three months ended June 30, 2016. The unrealized gain/loss on commodity derivative instruments represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis. In addition, the Other Gas segment had a realized loss of $1 million for the three months ended June 30, 2017 compared to a realized gain of $6 million for the three months ended June 30, 2016 related to the cash settlement of commodity hedges.

Purchased gas volumes represent volumes of gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers. Purchased gas sales revenues were $10 million for the three months ended June 30, 2017 compared to $8 million for the three months ended June 30, 2016. Purchased gas costs were $10 million for the three months ended June 30, 2017 compared to $9 million for the three months ended June 30, 2016.

	For the Three Months Ended June 30,
	2017	2016	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcfe)	4.0	5.3	(1.3)	(24.5)%
Average Sales Price (per Mcfe)	$3.14	$1.50	$1.64	109.3%
Average Cost (per Mcfe)	$3.11	$1.68	$1.43	85.1%

Miscellaneous other income was $18 million for the three months ended June 30, 2017 compared to $13 million for the three months ended June 30, 2016. The $5 million increase was due to the following items:

	For the Three Months Ended June 30,
(in millions)	2017	2016	Variance	Percent Change
Equity in Earnings of Affiliates	$10	$9	$1	11.1%
Gathering Revenue	3	3	—	—%
Other	5	1	4	400.0%
Total Miscellaneous Other Income	$18	$13	$5	38.5%

•
Equity in Earnings of Affiliates increased $1 million due to an increase in earnings from CONE Midstream Partners, LP. and CONE Gathering, LLC. See Note 17 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Gain on sale of assets was a gain of $134 million for the three months ended June 30, 2017 compared to a gain of $2 million for the three months ended June 30, 2016. The $132 million increase was primarily due to the sale of approximately 6,300 net undeveloped acres in Ohio and the sale of approximately 11,100 net undeveloped acres in Pennsylvania in the current period. See Note 3 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Exploration and production related other costs were $20 million for the three months ended June 30, 2017 compared to $3 million for the three months ended June 30, 2016. The $17 million increase is due to the following items:

	For the Three Months Ended June 30,
(in millions)	2017	2016	Variance	Percent Change
Lease Expiration Costs	$19	$—	$19	100.0%
Land Rentals	1	2	(1)	(50.0)%
Other	—	1	(1)	(100.0)%
Total Exploration and Other Costs	$20	$3	$17	566.7%

•
Lease Expiration Costs relate to leases where the primary term expired. The $19 million increase in the three months ended June 30, 2017 was primarily due to leases in Monroe County and Noble County, Ohio that were no longer in the Company's future drilling plans so they were not renewed.

Other corporate expenses were $23 million for the three months ended June 30, 2017 compared to $22 million for the three months ended June 30, 2016. The $1 million increase in the period-to-period comparison was made up of the following items:

	For the Three Months Ended June 30,
(in millions)	2017	2016	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$12	$8	$4	50.0%
Insurance Expense	1	1	—	—%
Idle Rig Fees	8	10	(2)	(20.0)%
Other	2	3	(1)	(33.3)%
Total Other Corporate Expenses	$23	$22	$1	4.5%

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

•
Idle Rig Fees are fees related to the temporary idling of some of the Company's natural gas rigs. The total idle rig expense incurred by the Company has decreased by $2 million for the current quarter as compared to the prior year quarter due to an increase in drilling activity as a direct result of the recovery in natural gas pricing.

Selling, general and administrative (SG&A) costs are allocated to the total E&P division based on percentage of total revenue and percentage of total projected capital expenditures. SG&A costs were $21 million for the three months ended June 30, 2017 compared to $25 million for the three months ended June 30, 2016. Refer to the discussion of total company selling, general and administrative costs contained in the section "Net Income (Loss) attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Interest expense related to the E&P division remained consistent at $1 million for the three months ended June 30, 2017 and June 30, 2016. Interest incurred by the Other Gas segment primarily relates to a capital lease.

TOTAL PA MINING OPERATIONS DIVISION ANALYSIS for the three months ended June 30, 2017 compared to the three months ended June 30, 2016:
The PA Mining Operations division principal activities consist of mining, preparation and marketing of thermal coal to power generators. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PA Mining Operations division but not included in the cost components on a per unit basis.

The PA Mining Operations division had earnings before income tax of $50 million for the three months ended June 30, 2017, compared to earnings before income tax of $23 million for the three months ended June 30, 2016. Variances are discussed below.

	For the Three Months Ended June 30,
(in millions)	2017	2016	Variance
Sales:
Coal Sales	$304	$251	$53
Freight Revenue	18	11	7
Miscellaneous Other Income	1	7	(6)
Gain on Sale of Assets	6	—	6
Total Revenue and Other Income	329	269	60
Operating Costs and Expenses:
Operating Costs	197	174	23
Depreciation, Depletion and Amortization	39	39	—
Total Operating Costs and Expenses	236	213	23
Other Costs and Expenses:
Other Costs	4	10	(6)
Depreciation, Depletion and Amortization	2	3	(1)
Total Other Costs and Expenses	6	13	(7)
Freight Expense	18	11	7
Selling, General and Administrative Costs	17	7	10
Total PA Mining Operations Costs	277	244	33
Interest Expense	2	2	—
Total PA Mining Operations Division Expense	279	246	33
Earnings Before Income Tax	$50	$23	$27

The PA Mining Operations coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Three Months Ended June 30,
	2017	2016	Variance	Percent Change
Company Produced PA Mining Operations Tons Sold (in millions)	6.8	6.2	0.6	9.7%
Average Sales Price Per PA Mining Operations Ton Sold	$44.75	$40.61	$4.14	10.2%

Total Operating Costs Per Ton Sold	$29.08	$27.96	$1.12	4.0%
Total Depreciation, Depletion and Amortization Costs Per Ton Sold	5.71	6.50	(0.79)	(12.2)%
Total Costs Per PA Mining Operations Ton Sold	$34.79	$34.46	$0.33	1.0%
Average Margin Per PA Mining Operations Ton Sold	$9.96	$6.15	$3.81	62.0%
Coal Sales
PA Mining Operations coal sales were $304 million for the three months ended June 30, 2017, compared to $251 million for the three months ended June 30, 2016. The $53 million increase was attributable to a 0.6 million increase in tons sold and a$4.14 per ton higher average sales price. The increase in tons sold was primarily due to increased demand, in part due to higher natural gas prices. The higher average sales price per ton sold in the 2017 period was primarily the result of a tighter supply-demand balance in the international thermal and crossover metallurgical coal markets that the PA Mining Operations complex serves. The API2 index (the benchmark price reference for coal imported into northwest Europe) was up more than 50% versus the year-ago quarter, and the global coking coal prices were up by an even greater percentage in the period-to-period comparison.
Freight Revenue and Freight Expense
Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $18 million for the three months ended June 30, 2017, compared to $11 million in the three months ended June 30, 2016. The $7 million increase was due to increased shipments where transportation services were contractually provided.

Miscellaneous Other Income

Miscellaneous other income decreased $6 million in the period-to-period comparison, primarily a result of a partial coal contract buyout in the amount of $6 million during the three months ended June 30, 2016. No such transactions occurred in the current period.

Gain on Sale of Assets
Gain on sale of assets increased $6 million in the period-to-period comparison primarily due to the sale of certain coal rights during the three months ended June 30, 2017.
Operating Costs and Expenses
Operating costs and expenses are comprised of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Operating costs and expenses include items such as direct operating costs, royalty and production taxes, employee-related expenses and depreciation, depletion, and amortization costs. Total operating costs and expenses for the PA Mining Operations division were $236 million for the three months ended June 30, 2017, or $23 million higher than the $213 million for the three months ended June 30, 2016. Total costs per PA Mining Operations ton sold were $34.79 per ton for the three months ended June 30, 2017, compared to $34.46 per ton for the three months ended June 30, 2016. The increase in the cost of coal sold was driven by an increase in production-related costs as more coal was mined to meet market demand, as well as an increase in mine development activity. Productivity for the three months ended June 30, 2017, as measured by tons per employee-hour, improved by 7% compared to the year earlier period.

Other Costs and Expenses

Other costs and expenses include items that are assigned to the PA Mining Operations division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs and expenses decreased $7 million in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was primarily attributable to prior year costs related to: the temporary idling of one longwall at the PA Mining Operations complex to optimize the production schedule; discretionary 401(k) contributions; and a reduction in litigation expense. This decrease was partially offset by a current period increase in costs related to externally purchased coal for blending purposes only.
Selling, General and Administrative Costs
Upon execution of the CNXC IPO, CNXC entered into a service agreement with CONSOL Energy that required CONSOL Energy to provide certain selling, general and administrative services. These services are paid monthly based on an agreed upon fixed fee that is reset at least annually. See Note 17 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. An additional portion of CONSOL Energy's SG&A costs are allocated to the PA Mining Operations division based on a percentage of total revenue and a percentage of total projected capital expenditures.The amount of selling, general and administrative costs related to PA Mining Operations was $17 million for the three months ended June 30, 2017, compared to $7 million for the three months ended June 30, 2016. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net Income (Loss) Attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Interest Expense

Interest expense, net of amounts capitalized, of $2 million for the three months ended June 30, 2017 and 2016, is primarily comprised of interest on the CNXC revolving credit facility that was drawn upon after the CNXC IPO on July 7, 2015.

OTHER DIVISION ANALYSIS for the three months ended June 30, 2017 compared to the three months ended June 30, 2016:

The Other division includes various corporate and diversified business activities that are not allocated to the E&P or PA Mining Operations divisions. The diversified business activities include CNX Marine Terminal, closed and idle mine activities, water operations, selling, general and administrative activities, income tax expense (benefit), as well as various other non-operated activities.

The Other division had a loss before income tax of $36 million for the three months ended June 30, 2017, compared to a loss before income tax of $63 million for the three months ended June 30, 2016. The Other division also includes total Company income tax expense related to continuing operations of $67 million for the three months ended June 30, 2017, compared to an income tax benefit of $101 million for the three months ended June 30, 2016.

	For the Three Months Ended June 30,
(in millions)	2017	2016	Variance	Percent Change
Other Outside Sales	$16	$8	$8	100.0%
Miscellaneous Other Income	15	14	1	7.1%
Gain on Sale of Assets	—	3	(3)	(100.0)%
Total Revenue	31	25	6	24.0%
Miscellaneous Operating Expense	39	52	(13)	(25.0)%
Selling, General, and Administrative Costs	4	4	—	—%
Depreciation, Depletion and Amortization	(16)	(12)	(4)	33.3%
Interest Expense	40	44	(4)	(9.1)%
Total Other Costs	67	88	(21)	(23.9)%
Loss Before Income Tax	(36)	(63)	27	(42.9)%
Income Tax Expense (Benefit)	67	(101)	168	(166.3)%
Net (Loss) Income	$(103)	$38	$(141)	(371.1)%

Other Outside Sales
Other outside sales consists of sales from CNX Marine Terminal, which is located on 200 acres in the port of Baltimore and provides access to international coal markets. CNX Marine Terminal sales were $16 million for the three months ended June 30, 2017, compared to $8 million for the three months ended June 30, 2016. The $8 million increase in the period-to-period comparison was primarily due to an increase in both throughput rates and tons in the current period.
Miscellaneous Other Income

Miscellaneous other income was $15 million for the three months ended June 30, 2017, compared to $14 million for the three months ended June 30, 2016. The change is due to the following items:

	For the Three Months Ended June 30,
(in millions)	2017	2016	Variance
Interest Income	$7	$—	$7
Royalty Income	3	2	1
Right of Way Sales	1	2	(1)
Rental Income	3	9	(6)
Other Income	1	1	—
Total Miscellaneous Other Income	$15	$14	$1

•	Interest Income increased $7 million in the period-to-period comparison primarily due to refunds received from prior year income taxes in the current period.

•	Right of Way Sales relate to an initiative to generate additional revenue from the Company's unutilized surface rights.
The decrease of $1 million in the period-to-period comparison was due to fewer sales in the current period.

•	Rental Income decreased $6 million primarily due to a decrease in lease payments received as a result of the sale of certain subleased equipment in the current period.

Gain on Sale of Assets
Gain on sale of assets decreased $3 million in the period-to-period comparison primarily due to the sale of surface rights during the three months ended June 30, 2016. No such sales occurred in the current period.
Miscellaneous Operating Expense

Miscellaneous operating expense related to the Other division was $39 million for the three months ended June 30, 2017, compared to $52 million for the three months ended June 30, 2016. Miscellaneous operating expense decreased in the period-to-period comparison due to the following items:

	For the Three Months Ended June 30,
(in millions)	2017	2016	Variance
Pension Settlement	$—	$14	$(14)
Lease Rental Expense	3	7	(4)
Coal Reserve Holding Costs	1	2	(1)
Workers' Compensation	1	2	(1)
UMWA OPEB Expense	11	11	—
Bank Fees	4	4	—
CNX Marine Terminal	4	4	—
Closed and Idle Mines	2	2	—
Professional Services	2	2	—
UMWA Expenses	2	2	—
Pension Expense	(2)	(4)	2
Transaction Fees	8	—	8
Other	3	6	(3)
Miscellaneous Operating Expense	$39	$52	$(13)

•
Pension Settlement expense is required when lump sum distributions made for a given plan year exceed the total of the service and interest costs for that same plan year. Settlement accounting was triggered in the three months ended June 30, 2016, primarily as a result of the sale of the Buchanan Mine in the first quarter of 2016. See Note 5 - Components of Pension and OPEB Plans Net Periodic Benefit Costs in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional detail. Settlement accounting was not triggered in the current period.

•	Lease Rental Expense decreased $4 million primarily due to the sale of certain subleased equipment in the current period.

•
Pension Expense increased $2 million in the period-to-period comparison due to modifications made to the actuarial calculation of net periodic benefit cost at the beginning of each year. See Note 14 - Pension and Other Postretirement Benefit Plans in the Notes to the Audited Financial Statements in the Company's December 31, 2016 Form 10-K for additional information.

•	Transaction Fees of $8 million are costs primarily associated with the separation of the E&P and PA Mining Operations divisions.

•
Other includes expenses related to the Company's water operations as well as miscellaneous corporate activity. The decrease was due to various transactions that occurred throughout both periods, none of which were individually material.

Selling, General and Administrative Costs
Selling, general and administrative costs allocated to the Other division were $4 million for the three months ended June 30, 2017 and 2016. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net Income (Loss) Attributable to CONSOL Energy Shareholders" of this quarterly report for more information.
Deprecation, Depletion and Amortization
Depreciation, depletion and amortization decreased $4 million in the period-to-period comparison, due to changes in the asset retirement obligations at two of the Company's closed mine locations.

Interest Expense

Interest expense of $40 million was recognized in the three months ended June 30, 2017, compared to $44 million in the three months ended June 30, 2016. The decrease of $4 million was primarily due to the Company's revolving credit facility having no outstanding borrowings during the three months ended June 30, 2017, compared to $466 million of outstanding borrowings at June 30, 2016.

Income Taxes

The effective income tax rate for continuing operations when excluding noncontrolling interest was 28.3% for the three months ended June 30, 2017, compared to 30.0% for the three months ended June 30, 2016. The effective rates for the three months ended June 30, 2017 and 2016 were calculated using the annual effective rate projections on recurring earnings and include tax liabilities related to certain discrete transactions. For the three months ended June 30, 2017, the effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the income tax benefit for excess percentage depletion. For the three months ended June 30, 2016, the effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to charges to record state valuation allowances and the effects of the 2010-2013 Federal tax audit still in progress in 2016, partially offset by a larger anticipated book loss and the income tax benefit for excess percentage depletion. See Note 7 - Income Taxes of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

	For the Three Months Ended June 30,
(in millions)	2017	2016	Variance	Percent Change
Total Company Earnings (Loss) Before Income Tax Excluding Noncontrolling Interest	$237	$(336)	$573	(170.5)%
Income Tax Expense (Benefit)	$67	$(101)	$168	(166.3)%
Effective Income Tax Rate	28.3%	30.0%	(1.7)%

Results of Operations - Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016
Net Income (Loss) Attributable to CONSOL Energy Shareholders
CONSOL Energy reported net income attributable to CONSOL Energy shareholders of $131 million, or earnings of $0.56 per diluted share, for the six months ended June 30, 2017, compared to a net loss attributable to CONSOL Energy shareholders of $567 million, or a loss per diluted share of $2.47, for the six months ended June 30, 2016.

	For the Six Months Ended June 30,
(Dollars in thousands)	2017	2016	Variance
Income (Loss) from Continuing Operations	$140,321	$(277,340)	$417,661
Loss from Discontinued Operations, net	—	(287,772)	287,772
Net Income (Loss)	$140,321	$(565,112)	$705,433
Less: Net Income Attributable to Noncontrolling Interest	9,777	2,293	7,484
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$130,544	$(567,405)	$697,949

CONSOL Energy consists of two principal business divisions: Exploration and Production (E&P) and Pennsylvania (PA) Mining Operations. The E&P division includes four reportable segments: Marcellus, Utica, Coalbed Methane (CBM) and Other Gas.

The E&P division had earnings before income tax of $134 million for the six months ended June 30, 2017, compared to a loss before income tax of $317 million for the six months ended June 30, 2016. Included in the 2017 earnings before income tax was an unrealized gain on commodity derivative instruments of $141 million and gains on the sale of assets of $138 million (See Note 3 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). Included in the 2016 net loss before income tax was an unrealized loss on commodity derivative instruments of $309 million.

The following table presents a breakout of net liquid and natural gas sales information to assist in the understanding of the Company’s natural gas production and sales portfolio.

	For the Six Months Ended June 30,
in thousands (unless noted)	2017	2016	Variance	Percent Change
LIQUIDS
NGLs:
Sales Volume (MMcfe)	16,219	18,679	(2,460)	(13.2)%
Sales Volume (Mbbls)	2,703	3,113	(410)	(13.2)%
Gross Price ($/Bbl)	$22.56	$12.54	$10.02	79.9%
Gross Revenue	$60,919	$39,113	$21,806	55.8%

Oil:
Sales Volume (MMcfe)	217	214	3	1.4%
Sales Volume (Mbbls)	36	36	—	—%
Gross Price ($/Bbl)	$46.68	$32.40	$14.28	44.1%
Gross Revenue	$1,690	$1,155	$535	46.3%

Condensate:
Sales Volume (MMcfe)	1,445	3,058	(1,613)	(52.7)%
Sales Volume (Mbbls)	241	510	(269)	(52.7)%
Gross Price ($/Bbl)	$34.02	$22.86	$11.16	48.8%
Gross Revenue	$8,189	$11,664	$(3,475)	(29.8)%

GAS
Sales Volume (MMcf)	169,364	174,782	(5,418)	(3.1)%
Sales Price ($/Mcf)	$3.00	$1.70	$1.30	76.5%
Gross Revenue	$507,270	$297,679	$209,591	70.4%

Hedging Impact ($/Mcf)	$(0.47)	$0.94	$(1.41)	(150.0)%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement	$(79,388)	$164,666	$(244,054)	(148.2)%

The E&P division's natural gas, NGLs, and oil sales were $578 million for the six months ended June 30, 2017, compared to $349 million for the six months ended June 30, 2016. The increase was primarily due to the 76.5% increase in the average gas sales price per Mcf without the impact of derivative instruments, offset in part by the 4.8% decrease in total E&P sales volumes. The increase in average sales price was the result of the overall improvement in general market prices in the Appalachian basin during the current period. The increase was offset, in part, by a decrease in the realized (loss) gain on commodity derivative instruments related to the Company's hedging program.

The E&P division's sales volumes, average sales price (including the effects of derivative instruments), and average costs for all active E&P operations were as follows:

	For the Six Months Ended June 30,
	2017	2016	Variance	Percent Change
E&P Sales Volumes (Bcfe)	187.2	196.7	(9.5)	(4.8)%

Average Sales Price (per Mcfe)	$2.66	$2.61	$0.05	1.9%
Average Costs (per Mcfe)	2.26	2.34	(0.08)	(3.4)%
Average Margin	$0.40	$0.27	$0.13	48.1%

Changes in the average costs per Mcfe were primarily related to the following items:

•
Depreciation, depletion and amortization decreased on a per-unit basis primarily due to a reduction in Marcellus rates. The reduction in Marcellus rates was primarily due to an increase in the Company's Marcellus reserves. See Note 9 - Property, Plant and Equipment of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
Lease operating expense decreased on a per unit basis in the period-to-period comparison due to a decrease in well tending costs, salt water disposal costs and a decrease in both Company operated and joint venture operated repairs and maintenance costs.

•
Transportation, gathering and compression expense increased on a per unit basis in the period-to-period comparison primarily due to an increase in wet gas processing costs, as well as an increase in the CONE gathering rate. See Note 17 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

The PA Mining Operations division had earnings before income tax of $111 million for the six months ended June 30, 2017, compared to earnings before income tax of $46 million for the six months ended June 30, 2016.
Sales tons, average sales price and average cost of goods sold per ton for the PA Mining Operations division were as follows:

	For the Six Months Ended June 30,
	2017	2016	Variance	Percent Change
Company Produced PA Mining Operations Tons Sold (in millions)	13.5	11.4	2.1	18.4%

Average Sales Price per ton sold	$45.77	$41.70	$4.07	9.8%
Average Cost of Goods Sold per ton sold	34.65	33.86	0.79	2.3%
Average Margin	$11.12	$7.84	$3.28	41.8%

The increase in overall tons sold was primarily due to increased demand, in part due to higher natural gas prices. The higher average sales price per ton sold in the 2017 period was primarily the result of a tighter supply-demand balance in the international thermal and crossover metallurgical coal markets that the PA Mining Operations complex serves.

The PA Mining Operations division priced 3.9 million tons on the export market for the six months ended June 30, 2017, compared to 3.6 million tons for the six months ended June 30, 2016. All other tons were sold on the domestic market.

Changes in the average cost of goods sold per ton were primarily driven by an increase in production-related costs as more coal was mined to meet market demand, as well as an increase in mine development activity.

The Other division includes other business activities not assigned to the E&P or PA Mining Operations divisions, as well as any income tax benefit or expense. The Other division had a net loss of $105 million for the six months ended June 30, 2017, compared to a net loss of $5 million for the six months ended June 30, 2016.
Selling, general and administrative (SG&A) costs are charged to the PA Mining Operations division based upon a shared service agreement that CONSOL Energy entered into with CNX Coal Resources LP (CNXC) upon execution of the CNXC initial public offering (IPO). The shared service agreement calls for CONSOL Energy to provide certain selling, general and administrative services that are paid for monthly, based on an agreed upon fixed fee that is reset at least annually. See Note 17 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. The remaining SG&A costs are allocated between the E&P, PA Mining Operations and Other divisions based primarily on a percentage of total revenue and a percentage of total projected capital expenditures.

SG&A costs are excluded from E&P and PA Mining Operations unit costs. SG&A costs were $80 million for the six months ended June 30, 2017, compared to $67 million for the six months ended June 30, 2016. SG&A costs increased due to the following items:

	For the Six Months Ended June 30,
(in millions)	2017	2016	Variance	Percent Change
Short-Term Incentive Compensation	$11	$7	$4	57.1%
Consulting and Professional Services	10	7	3	42.9%
Stock-Based Compensation	17	16	1	6.3%
Employee Wages and Related Expenses	28	27	1	3.7%
Rent	4	4	—	—%
Advertising and Promotion	1	3	(2)	(66.7)%
Other	9	3	6	200.0%
Total Company Selling, General and Administrative Costs	$80	$67	$13	19.4%

•	The increase in Short-Term Incentive Compensation was a result of higher anticipated payouts in the current period primarily related to the PA Mining Operations division.

•	The increase in Consulting and Professional Services was primarily due to fees related to the anticipated separation of the E&P and PA Mining Operation divisions.

Total Company long-term liabilities, such as Other Post-Employment Benefits (OPEB), the salary retirement plan, workers' compensation, Coal Workers' Pneumoconiosis (CWP), and long-term disability are actuarially calculated for the Company as a whole. In general, the expenses are then allocated to the segments based upon criteria specific to each liability. Total CONSOL Energy continuing operations expense related to actuarial liabilities was $28 million for the six months ended June 30, 2017, compared to $40 million for the six months ended June 30, 2016. See Note 14 - Pension and Other Postretirement Benefits Plans and Note 15 - Coal Workers' Pneumoconiosis (CWP) and Workers' Compensation in the Notes to the Audited Consolidated Financial Statements in Item 8 of the Company's December 31, 2016 Form 10-K, and Note 5 - Components of Pension and OPEB Plans Net Periodic Benefit Costs and Note 6 - Components of CWP and Workers' Compensation Net Periodic Benefit Costs in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details.

TOTAL E&P DIVISION ANALYSIS for the six months ended June 30, 2017 compared to the six months ended June 30, 2016:
The E&P division had earnings before income tax of $134 million for the six months ended June 30, 2017 compared to a loss before income tax of $317 million for the six months ended June 30, 2016. Variances by individual E&P segment are discussed below.

	For the Six Months Ended					Difference to Six Months Ended
	June 30, 2017					June 30, 2016
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGLs and Oil Sales	$343	$93	$111	$31	$578	$163	$18	$35	$13	$229
(Loss) Gain on Commodity Derivative Instruments	(54)	(5)	(16)	136	61	(151)	(25)	(52)	433	205
Purchased Gas Sales	—	—	—	19	19	—	—	—	2	2
Miscellaneous Other Income	—	—	—	33	33	—	—	—	(9)	(9)
Gain (Loss) on Sale of Assets	—	—	—	138	138	—	—	—	143	143
Total Revenue and Other Income	289	88	95	357	829	12	(7)	(17)	582	570
Lease Operating Expense	15	9	12	7	43	(5)	(4)	1	—	(8)
Production, Ad Valorem, and Other Fees	7	2	4	1	14	(1)	(1)	1	—	(1)
Transportation, Gathering and Compression	117	21	33	10	181	3	(2)	(3)	(2)	(4)
Depreciation, Depletion and Amortization	104	29	42	12	187	2	(14)	(2)	(10)	(24)
Exploration and Production Related Other Costs	—	—	—	29	29	—	—	—	25	25
Purchased Gas Costs	—	—	—	19	19	—	—	—	2	2
Other Corporate Expenses	—	—	—	41	41	—	—	—	(3)	(3)
Impairment of Exploration and Production Properties	—	—	—	138	138	—	—	—	138	138
Selling, General and Administrative Costs	—	—	—	42	42	—	—	—	(6)	(6)
Total Exploration and Production Costs	243	61	91	299	694	(1)	(21)	(3)	144	119
Interest Expense	—	—	—	1	1	—	—	—	—	—
Total E&P Division Costs	243	61	91	300	695	(1)	(21)	(3)	144	119
Earnings (Loss) Before Income Tax	$46	$27	$4	$57	$134	$13	$14	$(14)	$438	$451

MARCELLUS SEGMENT
The Marcellus segment had earnings before income tax of $46 million for the six months ended June 30, 2017 compared to earnings before income tax of $33 million for the six months ended June 30, 2016.

	For the Six Months Ended June 30,
	2017	2016	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	104.0	92.2	11.8	12.8%
NGLs Sales Volumes (Bcfe)*	10.2	10.5	(0.3)	(2.9)%
Condensate Sales Volumes (Bcfe)*	0.7	1.5	(0.8)	(53.3)%
Total Marcellus Sales Volumes (Bcfe)*	114.9	104.2	10.7	10.3%

Average Sales Price - Gas (per Mcf)	$2.92	$1.66	$1.26	75.9%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$(0.52)	$1.06	$(1.58)	(149.1)%
Average Sales Price - NGLs (per Mcfe)*	$3.50	$2.03	$1.47	72.4%
Average Sales Price - Condensate (per Mcfe)*	$5.67	$3.68	$1.99	54.1%

Total Average Marcellus Sales Price (per Mcfe)	$2.52	$2.66	$(0.14)	(5.3)%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.13	0.19	(0.06)	(31.6)%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.06	0.08	(0.02)	(25.0)%
Average Marcellus Transportation, Gathering and Compression costs (per Mcfe)	1.02	1.09	(0.07)	(6.4)%
Average Marcellus Depreciation, Depletion and Amortization costs (per Mcfe)	0.91	0.98	(0.07)	(7.1)%
Total Average Marcellus Costs (per Mcfe)	$2.12	$2.34	$(0.22)	(9.4)%
Average Margin for Marcellus (per Mcfe)	$0.40	$0.32	$0.08	25.0%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGLs and oil sales of $343 million for the six months ended June 30, 2017 compared to $180 million for the six months ended June 30, 2016. The $163 million increase was primarily due to a 75.9% increase in average gas sales price, as well as a 10.3% increase in total Marcellus sales volumes. The increase in sales volumes was primarily due to the termination of the Marcellus Joint Venture with Noble Energy in the fourth quarter of 2016, which resulted in each party owning and operating a 100% interest in certain wells in two separate operating areas (see Note 9 - Property, Plant and Equipment in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details).

The decrease in the total average Marcellus sales price was primarily due to a $1.58 per Mcf decrease in the (loss) gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 102.8 Bcf of the Company's produced Marcellus gas sales volumes for the six months ended June 30, 2017 at an average loss of $0.52 per Mcf. For the six months ended June 30, 2016, these financial hedges represented approximately 76.3 Bcf at an average gain of $1.28 per Mcf.

Total exploration and production costs for the Marcellus segment were $243 million for the six months ended June 30, 2017 compared to $244 million for the six months ended June 30, 2016. The decrease in total dollars and decrease in unit costs for the Marcellus segment were due to the following items:

•Marcellus lease operating expense was $15 million for the six months ended June 30, 2017 compared to $20 million for the six months ended June 30, 2016. The decrease in total dollars was primarily due to a reduction of salt water disposal, well tending and equipment rental expense in the current period. The decrease in unit costs was due to the decrease in total dollars, as well as the 10.3% increase in total Marcellus sales volumes.

•Marcellus production, ad valorem, and other fees were $7 million for the six months ended June 30, 2017 compared to $8 million for the six months ended June 30, 2016. The decrease in total dollars was primarily due to a change in production mix by state as a result of the termination of the Marcellus joint venture with Noble Energy offset, in part, by the increase in average gas sales price. The decrease in unit costs was primarily due to the 10.3% increase in total Marcellus sales volumes.

•Marcellus transportation, gathering and compression costs were $117 million for the six months ended June 30, 2017 compared to $114 million for the six months ended June 30, 2016. The increase in total dollars was primarily related to an increase in CONE gathering fees due to the 12.8% increase in Marcellus gas sales volumes (See Note 17 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information) offset, in part, by a decrease in the amount of utilized firm transportation expense that was allocated to the Marcellus segment due to a higher proportionate share being allocated to the Utica segment. The decrease in unit costs was primarily due to the reduction in firm transportation costs.

•Depreciation, depletion and amortization costs attributable to the Marcellus segment were $104 million for the six months ended June 30, 2017 compared to $102 million for the six months ended June 30, 2016. The period-to-period increase in total dollars was driven primarily by the increase in production. The increase was offset, in part, by a decrease in overall Marcellus rates primarily due to an increase in the Company's Marcellus reserves following the joint venture termination in the fourth quarter of 2016. These amounts included depletion on a unit of production basis of $0.89 per Mcf and $0.97 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

UTICA SEGMENT

The Utica segment had earnings before income tax of $27 million for the six months ended June 30, 2017 compared to earnings before income tax of $13 million for the six months ended June 30, 2016.

	For the Six Months Ended June 30,
	2017	2016	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	22.3	36.4	(14.1)	(38.7)%
NGLs Sales Volumes (Bcfe)*	6.0	8.2	(2.2)	(26.8)%
Oil Sales Volumes (Bcfe)*	0.1	—	0.1	100.0%
Condensate Sales Volumes (Bcfe)*	0.7	1.6	(0.9)	(56.3)%
Total Utica Sales Volumes (Bcfe)*	29.1	46.2	(17.1)	(37.0)%

Average Sales Price - Gas (per Mcf)	$2.83	$1.40	$1.43	102.1%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$(0.21)	$0.55	$(0.76)	(138.2)%
Average Sales Price - NGLs (per Mcfe)*	$4.20	$2.18	$2.02	92.7%
Average Sales Price - Oil (per Mcfe)*	$7.67	$4.07	$3.60	88.5%
Average Sales Price - Condensate (per Mcfe)*	$5.66	$3.93	$1.73	44.0%

Total Average Utica Sales Price (per Mcfe)	$3.03	$2.06	$0.97	47.1%
Average Utica Lease Operating Expenses (per Mcfe)	0.31	0.28	0.03	10.7%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.06	0.06	—	—%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.71	0.50	0.21	42.0%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	1.03	0.93	0.10	10.8%
Total Average Utica Costs (per Mcfe)	$2.11	$1.77	$0.34	19.2%
Average Margin for Utica (per Mcfe)	$0.92	$0.29	$0.63	217.2%

*NGLs, Oil and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Utica segment had natural gas, NGLs and oil sales of $93 million for the six months ended June 30, 2017 compared to $75 million for the six months ended June 30, 2016. The $18 million increase was primarily due to the 102.1% increase in average gas sales price, offset, in part, by the 37.0% decrease in total Utica sales volumes. The decrease in total Utica sales volumes primarily related to normal well declines in both Company operated and joint venture operated areas, as well as temporary shut-ins for additional drilling and maintenance.

The increase in the total average Utica sales price was primarily due to a $1.43 per Mcf increase in average gas sales price, offset, in part, by a $0.76 per Mcf decrease in the (loss) gain on commodity derivative instruments in the current period. The notional amounts associated with these financial hedges represented approximately 8.4 Bcf of the Company's produced Utica gas sales volumes for the six months ended June 30, 2017 at an average loss of $0.56 per Mcf. For the six months ended June 30, 2016, these financial hedges represented approximately 15.8 Bcf at an average gain of $1.27 per Mcf.

Total exploration and production costs for the Utica segment were $61 million for the six months ended June 30, 2017 compared to $82 million for the six months ended June 30, 2016. The decrease in total dollars and increase in unit costs for the Utica segment are due to the following items:

•Utica lease operating expense was $9 million for the six months ended June 30, 2017 compared to $13 million for the six months ended June 30, 2016. The decrease in total dollars was primarily due to a decrease in both Company operated and joint venture operated repairs and maintenance costs. The increase in unit costs was due to the 37.0% decrease in total Utica sales volumes, offset, in part, by the decrease in total dollars described above.

•Utica production, ad valorem, and other fees were $2 million for the six months ended June 30, 2017 compared to $3 million for the six months ended June 30, 2016. The decrease in total dollars was primarily due to an adjustment that was made in the current year related to the Company's proportionate share of ad valorem taxes in our joint venture partners operated area. Unit costs remained consistent in the period-to-period comparison.

•Utica transportation, gathering and compression costs were $21 million for the six months ended June 30, 2017 compared to $23 million for the six months ended June 30, 2016. The $2 million decrease in total dollars was primarily related to a decrease in utilized firm transportation expense, as well as the shift to lower cost dry Utica. The increase in unit costs was due to an increase in wet gas processing rates.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $29 million for the six months ended June 30, 2017 compared to $43 million for the six months ended June 30, 2016. These amounts included depletion on a unit of production basis of $1.01 per Mcf and $0.93 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $4 million for the six months ended June 30, 2017 compared to earnings before income tax of $18 million for the six months ended June 30, 2016.

	For the Six Months Ended June 30,
	2017	2016	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	33.2	34.6	(1.4)	(4.0)%

Average Sales Price - Gas (per Mcf)	$3.34	$2.19	$1.15	52.5%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$(0.48)	$1.03	$(1.51)	(146.6)%

Total Average CBM Sales Price (per Mcf)	$2.85	$3.22	$(0.37)	(11.5)%
Average CBM Lease Operating Expenses (per Mcf)	0.37	0.33	0.04	12.1%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.12	0.08	0.04	50.0%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.00	1.05	(0.05)	(4.8)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.25	1.25	—	—%
Total Average CBM Costs (per Mcf)	$2.74	$2.71	$0.03	1.1%
Average Margin for CBM (per Mcf)	$0.11	$0.51	$(0.40)	(78.4)%

The CBM segment had natural gas sales of $111 million in the six months ended June 30, 2017 compared to $76 million for the six months ended June 30, 2016. The $35 million increase was primarily due to a 52.5% increase in the average gas sales price per Mcf, offset, in part, by a 4.0% decrease in CBM gas sales volumes. The decrease in CBM sales volumes was primarily due to normal well declines and less drilling activity.

The total average CBM sales price decreased $0.37 per Mcf due primarily to a $1.51 per Mcf decrease in the (loss) gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 30.6 Bcf of the Company's produced CBM sales volumes for the six months ended June 30, 2017 at an average loss of $0.51 per Mcf. For the six months ended June 30, 2016, these financial hedges represented approximately 27.0 Bcf at an average gain of $1.32 per Mcf.

Total exploration and production costs for the CBM segment were $91 million for the six months ended June 30, 2017 compared to $94 million for the six months ended June 30, 2016. The decrease in total dollars and increase in unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $12 million for the six months ended June 30, 2017 compared to $11 million for the six months ended June 30, 2016. The increase in total dollars was primarily related to an increase in employee related costs and joint venture partner billings. Unit costs increased in the current period, due to both the increase in total dollars and the decrease in CBM sales volumes.

•CBM production, ad valorem, and other fees were $4 million for the six months ended June 30, 2017 compared to $3 million for the six months ended June 30, 2016. The increase in total dollars was primarily related to the increase in average sales price. Unit costs increased in the current period, due to both the increase in total dollars and the decrease in CBM sales volumes.

•CBM transportation, gathering and compression costs were $33 million for the six months ended June 30, 2017 compared to $36 million for the six months ended June 30, 2016. The $3 million decrease was primarily related to a decrease in power expense related to an effort to minimize the number of compressors needed and a decrease in utilized firm transportation expense resulting from the decrease in CBM sales volumes. Unit costs were also positively impacted by the decrease in total dollars which was offset, in part, by the decrease in CBM sales volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $42 million for the six months ended June 30, 2017 compared to $44 million for the six months ended June 30, 2016. These amounts included depletion on a unit of production basis of $0.78 per Mcf and $0.82 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

OTHER GAS SEGMENT

The Other Gas segment had earnings before income tax of $57 million for the six months ended June 30, 2017 compared to a loss before income tax of $381 million for the six months ended June 30, 2016.

	For the Six Months Ended June 30,
	2017	2016	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	9.9	11.5	(1.6)	(13.9)%
Oil Sales Volumes (Bcfe)*	0.1	0.2	(0.1)	(50.0)%
Total Other Sales Volumes (Bcfe)*	10.0	11.7	(1.7)	(14.5)%

Average Sales Price - Gas (per Mcf)	$3.01	$1.53	$1.48	96.7%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$(0.45)	$1.01	$(1.46)	(144.6)%
Average Sales Price - Oil (per Mcfe)*	$7.86	$5.50	$2.36	42.9%

Total Average Other Sales Price (per Mcfe)	$2.63	$2.59	$0.04	1.5%
Average Other Lease Operating Expenses (per Mcfe)	0.62	0.63	(0.01)	(1.6)%
Average Other Production, Ad Valorem, and Other Fees (per Mcfe)	0.14	0.12	0.02	16.7%
Average Other Transportation, Gathering and Compression Costs (per Mcfe)	0.95	1.00	(0.05)	(5.0)%
Average Other Depreciation, Depletion and Amortization Costs (per Mcfe)	1.03	1.70	(0.67)	(39.4)%
Total Average Other Costs (per Mcfe)	$2.74	$3.45	$(0.71)	(20.6)%
Average Margin for Other (per Mcfe)	$(0.11)	$(0.86)	$0.75	(87.2)%

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

Other Gas sales volumes are primarily related to shallow oil and gas production. Natural gas, NGLs and oil sales related to the Other Gas segment were $31 million for the six months ended June 30, 2017 compared to $18 million for the six months ended June 30, 2016. The increase in natural gas, NGLs and oil sales primarily related to the $1.48 per Mcf increase in the average gas sales price and the 42.9% increase in the average oil sales price. Total exploration and production costs related to these other sales were $30 million for the six months ended June 30, 2017 compared to $42 million for the six months ended June 30, 2016. The decrease was primarily due to a decrease in depreciation, depletion and amortization costs as a result of certain assets becoming fully depreciated in the current period, as well as the sale of Knox Energy (See Note 3 - Acquisitions and Dispositions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

The Other Gas segment recognized an unrealized gain on commodity derivative instruments of $141 million for the six months ended June 30, 2017 compared to an unrealized loss on commodity derivative instruments of $309 million for the six months ended June 30, 2016. The unrealized gain/loss on commodity derivative instruments represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis. In addition, the Other Gas segment had a realized loss of $5 million for the six months ended June 30, 2017 compared to a realized gain of $12 million for the six months ended June 30, 2016 related to the cash settlement of commodity hedges.

Purchased gas volumes represent volumes of gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers. Purchased gas sales revenues and costs were each $19 million for the six months ended June 30, 2017 compared to $17 million for the six months ended June 30, 2016.

	For the Six Months Ended June 30,
	2017	2016	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcfe)	6.9	10.0	(3.1)	(31.0)%
Average Sales Price (per Mcfe)	$3.28	$1.65	$1.63	98.8%
Average Cost (per Mcfe)	$3.25	$1.67	$1.58	94.6%

Miscellaneous other income was $33 million for the six months ended June 30, 2017 compared to $42 million for the six months ended June 30, 2016. The $9 million decrease was due to the following items:

	For the Six Months Ended June 30,
(in millions)	2017	2016	Variance	Percent Change
Right of Way Sales	$—	$11	$(11)	(100.0)%
Equity in Earnings of Affiliates	22	25	(3)	(12.0)%
Gathering Revenue	6	5	1	20.0%
Other	5	1	4	400.0%
Total Miscellaneous Other Income	$33	$42	$(9)	(21.4)%

•	Right of Way Sales relate to an initiative to generate additional revenue from the Company's unutilized surface rights.
    No such sales occurred in the current period.

•
Equity in Earnings of Affiliates decreased $3 million due to a decrease in earnings from CONE Midstream Partners, LP and CONE Gathering, LLC. See Note 17 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Gain (loss) on sale of assets was a gain of $138 million for the six months ended June 30, 2017 compared to a loss of $5 million for the six months ended June 30, 2016. The $143 million increase was primarily due to the sale of approximately 6,300 net undeveloped acres in Ohio and the sale of approximately 11,100 net undeveloped acres in Pennsylvania in the current period. See Note 3 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Exploration and production related other costs were $29 million for the six months ended June 30, 2017 compared to $4 million for the six months ended June 30, 2016. The $25 million increase is due to the following items:

	For the Six Months Ended June 30,
(in millions)	2017	2016	Variance	Percent Change
Lease Expiration Costs	$27	$1	$26	2,600.0%
Land Rentals	2	3	(1)	(33.3)%
Total Exploration and Other Costs	$29	$4	$25	625.0%

•
Lease Expiration Costs relate to leases where the primary term expired. The $26 million increase in the six months ended June 30, 2017 was primarily due to leases in Monroe County and Noble County, Ohio that were no longer in the Company's future drilling plans so they were not renewed.

Other corporate expenses were $41 million for the six months ended June 30, 2017 compared to $44 million for the six months ended June 30, 2016. The $3 million decrease in the period-to-period comparison was made up of the following items:

	For the Six Months Ended June 30,
(in millions)	2017	2016	Variance	Percent Change
Idle Rig Fees	$10	$19	$(9)	(47.4)%
Litigation Expense	—	2	(2)	(100.0)%
Severance Expense	—	1	(1)	(100.0)%
Insurance Expense	1	1	—	—%
Unutilized Firm Transportation and Processing Fees	27	15	12	80.0%
Other	3	6	(3)	(50.0)%
Total Other Corporate Expenses	$41	$44	$(3)	(6.8)%

•
Idle Rig Fees are fees related to the temporary idling of some of the Company's natural gas rigs. The total idle rig expense incurred by the Company has decreased by $9 million for the current period as compared to the prior year period due to an increase in drilling activity as a direct result of the recovery in natural gas pricing.

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

Impairment of Exploration and Production Properties of $138 million for the six months ended June 30, 2017 related to an impairment in the carrying value of Knox Energy (see Note 9 - Property Plant and Equipment of the Notes to the Audited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). No such impairments occurred in the prior year.

Selling, general and administrative (SG&A) costs are allocated to the total E&P division based on percentage of total revenue and percentage of total projected capital expenditures. SG&A costs were $42 million for the six months ended June 30, 2017 compared to $48 million for the six months ended June 30, 2016. Refer to the discussion of total company selling, general and administrative costs contained in the section "Net Income (Loss) Attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Interest expense related to the E&P division remained consistent at $1 million for the six months ended June 30, 2017 and June 30, 2016. Interest incurred by the Other Gas segment primarily relates to a capital lease.

TOTAL PA MINING OPERATIONS DIVISION ANALYSIS for the six months ended June 30, 2017 compared to the six months ended June 30, 2016:
The PA Mining Operations division principal activities consist of mining, preparation and marketing of thermal coal to power generators. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PA Mining Operations division but not included in the cost components on a per unit basis.

The PA Mining Operations division had earnings before income tax of $111 million for the six months ended June 30, 2017, compared to earnings before income tax of $46 million for the six months ended June 30, 2016. Variances are discussed below.

	For the Six Months Ended June 30,
(in millions)	2017	2016	Variance
Sales:
Coal Sales	$620	$477	$143
Freight Revenue	30	25	5
Miscellaneous Other Income	6	7	(1)
Gain on Sale of Assets	6	—	6
Total Revenue and Other Income	662	509	153
Operating Costs and Expenses:
Operating Costs	390	313	77
Depreciation, Depletion and Amortization	79	74	5
Total Operating Costs and Expenses	469	387	82
Other Costs and Expenses:
Other Costs	11	25	(14)
Depreciation, Depletion and Amortization	5	9	(4)
Total Other Costs and Expenses	16	34	(18)
Freight Expense	30	25	5
Selling, General and Administrative Costs	32	13	19
Total PA Mining Operations Costs	547	459	88
Interest Expense	4	4	—
Total PA Mining Operations Division Expense	551	463	88
Earnings Before Income Tax	$111	$46	$65

The PA Mining Operations coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Six Months Ended June 30,
	2017	2016	Variance	Percent Change
Company Produced PA Mining Operations Tons Sold (in millions)	13.5	11.4	2.1	18.4%
Average Sales Price Per PA Mining Operations Ton Sold	$45.77	$41.70	$4.07	9.8%

Total Operating Costs Per Ton Sold	$28.91	$27.39	$1.52	5.5%
Total Depreciation, Depletion and Amortization Costs Per Ton Sold	5.74	6.47	(0.73)	(11.3)%
Total Costs Per PA Mining Operations Ton Sold	$34.65	$33.86	$0.79	2.3%
Average Margin Per PA Mining Operations Ton Sold	$11.12	$7.84	$3.28	41.8%
Coal Sales
PA Mining Operations coal sales were $620 million for the six months ended June 30, 2017, compared to $477 million for the six months ended June 30, 2016. The $143 million increase was attributable to a 2.1 million increase in tons sold and a $4.07 per ton higher average sales price. The increase in tons sold was primarily due to increased demand, in part due to higher natural gas prices. The higher average sales price per ton sold in the 2017 period was primarily the result of a tighter supply-demand balance in the international thermal and crossover metallurgical coal markets that the PA Mining Operations complex serves. The

API2 index (the benchmark price reference for coal imported into northwest Europe) was up more than 60% versus the year-ago period, and the global coking coal prices were up by an even greater percentage in the period-to-period comparison.
Freight Revenue and Freight Expense
Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $30 million for the six months ended June 30, 2017, compared to $25 million in the six months ended June 30, 2016. The $5 million increase was due to increased shipments where transportation services were contractually provided.

Gain on Sale of Assets

Gain on sale of assets increased $6 million in the period-to-period comparison primarily due to the sale of certain coal rights during the six months ended June 30, 2017.
Operating Costs and Expenses
Operating costs and expenses are comprised of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Operating costs and expenses include items such as direct operating costs, royalty and production taxes, employee-related expenses and depreciation, depletion, and amortization costs. Total operating costs and expenses for the PA Mining Operations division were $469 million for the six months ended June 30, 2017, or $82 million higher than the $387 million for the six months ended June 30, 2016. Total costs per PA Mining Operations ton sold were $34.65 per ton for the six months ended June 30, 2017, compared to $33.86 per ton for the six months ended June 30, 2016. The increase in the cost of coal sold was driven by an increase in production-related costs as more coal was mined to meet market demand, as well as an increase in mine development activity. Productivity for the six months ended June 30, 2017, as measured by tons per employee-hour, improved by 6% compared to the year earlier period.

Other Costs and Expenses

Other costs and expenses include items that are assigned to the PA Mining Operations division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs and expenses decreased $18 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was primarily attributable to prior year costs related to: the temporary idling of one longwall at the PA Mining Operations complex to optimize the production schedule; discretionary 401(k) contributions; and a reduction in litigation expense. This decrease was partially offset by a current period increase in costs related to externally purchased coal for blending purposes only.
Selling, General and Administrative Costs
Upon execution of the CNXC IPO, CNXC entered into a service agreement with CONSOL Energy that required CONSOL Energy to provide certain selling, general and administrative services. These services are paid monthly based on an agreed upon fixed fee that is reset at least annually. See Note 17 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. An additional portion of CONSOL Energy's SG&A costs are allocated to the PA Mining Operations division based on a percentage of total revenue and a percentage of total projected capital expenditures. The amount of selling, general and administrative costs related to PA Mining Operations was $32 million for the six months ended June 30, 2017, compared to $13 million for the six months ended June 30, 2016. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net Income (Loss) Attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Interest Expense

Interest expense, net of amounts capitalized, of $4 million for the six months ended June 30, 2017 and 2016, is primarily comprised of interest on the CNXC revolving credit facility that was drawn upon after the CNXC IPO on July 7, 2015.

OTHER DIVISION ANALYSIS for the six months ended June 30, 2017 compared to the six months ended June 30, 2016:

The Other division includes various corporate and diversified business activities that are not allocated to the E&P or PA Mining Operations divisions. The diversified business activities include CNX Marine Terminal, closed and idle mine activities, water operations, selling, general and administrative activities, income tax expense (benefit), as well as various other non-operated activities.

The Other division had a loss before income tax of $92 million for the six months ended June 30, 2017, compared to a loss before income tax of $130 million for the six months ended June 30, 2016. The Other division also includes total Company income tax expense related to continuing operations of $13 million for the six months ended June 30, 2017, compared to an income tax benefit of $125 million for the six months ended June 30, 2016.

	For the Six Months Ended June 30,
(in millions)	2017	2016	Variance	Percent Change
Other Outside Sales	$29	$16	$13	81.3%
Miscellaneous Other Income	36	32	4	12.5%
Gain on Sale of Assets	8	3	5	166.7%
Total Revenue	73	51	22	43.1%
Miscellaneous Operating Expense	81	87	(6)	(6.9)%
Selling, General, and Administrative Costs	6	6	—	—%
Depreciation, Depletion and Amortization	(4)	(4)	—	—%
Gain on Debt Extinguishment	(1)	—	(1)	(100.0)%
Interest Expense	83	92	(9)	(9.8)%
Total Other Costs	165	181	(16)	(8.8)%
Loss Before Income Tax	(92)	(130)	38	(29.2)%
Income Tax Expense (Benefit)	13	(125)	138	(110.4)%
Net Loss	$(105)	$(5)	$(100)	2,000.0%

Other Outside Sales
Other outside sales consists of sales from CNX Marine Terminal, which is located on 200 acres in the port of Baltimore and provides access to international coal markets. CNX Marine Terminal sales were $29 million for the six months ended June 30, 2017, compared to $16 million for the six months ended June 30, 2016. The $13 million increase in the period-to-period comparison was primarily due to an increase in throughput rates and tons in the current period.
Miscellaneous Other Income

Miscellaneous other income was $36 million for the six months ended June 30, 2017, compared to $32 million for the six months ended June 30, 2016. The change is due to the following items:

	For the Six Months Ended June 30,
(in millions)	2017	2016	Variance
Interest Income	$8	$—	$8
Royalty Income	12	5	7
Equity in Earnings of Affiliates	—	1	(1)
Right of Way Sales	2	6	(4)
Rental Income	12	18	(6)
Other Income	2	2	—
Total Miscellaneous Other Income	$36	$32	$4

•	Interest Income increased $8 million in the period-to-period comparison primarily due to refunds received from prior year income taxes in the current period.

•
Royalty Income related to non-operated coal properties increased $7 million in the period-to period comparison primarily due to payments received in the current period as a result of the Buchanan Mine sale and higher coal prices. See Note 2-Discontinued Operations in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details.

•	Right of Way Sales relate to an initiative to generate additional revenue from the Company's unutilized surface rights.
The decrease of $4 million in the period-to-period comparison was due to fewer sales in the current period.

•	Rental Income decreased $6 million primarily due to a decrease in lease payments received as a result of the sale of certain subleased equipment in the current period.

Gain on Sale of Assets
Gain on sale of assets increased $5 million in the period-to-period comparison primarily due to the sale of Powhatan #4 coal reserves during the six months ended June 30, 2017.
Miscellaneous Operating Expense

Miscellaneous operating expense related to the Other division was $81 million for the six months ended June 30, 2017, compared to $87 million for the six months ended June 30, 2016. Miscellaneous operating expense decreased in the period-to-period comparison due to the following items:

	For the Six Months Ended June 30,
(in millions)	2017	2016	Variance
Pension Settlement	$—	$14	$(14)
Lease Rental Expense	11	15	(4)
Closed and Idle Mines	4	5	(1)
Coal Reserve Holding Costs	3	4	(1)
Professional Services	3	4	(1)
Workers' Compensation	2	3	(1)
Severance Payments	—	1	(1)
UMWA OPEB Expense	22	22	—
UMWA Expenses	4	4	—
CNX Marine Terminal	9	8	1
Bank Fees	9	8	1
Litigation Expense	1	—	1
Pension Expense	(4)	(7)	3
Transaction Fees	14	—	14
Other	3	6	(3)
Miscellaneous Operating Expense	$81	$87	$(6)

•
Pension Settlement expense is required when lump sum distributions made for a given plan year exceed the total of the service and interest costs for that same plan year. Settlement accounting was triggered in the six months ended June 30, 2016, primarily as a result of the sale of the Buchanan Mine in the first quarter of 2016. See Note 5 - Components of Pension and OPEB Plans Net Periodic Benefit Costs in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q for additional detail. Settlement accounting was not triggered in the current period.

•	Lease Rental Expense decreased $4 million primarily due to the sale of certain subleased equipment in the current period.

•
Severance Payments were $1 million for the six months ended June 30, 2016 related to the company reorganization that occurred in the prior year period. No such transactions occurred in the current period.

•	CNX Marine Terminal costs increased $1 million in the period-to-period comparison primarily due to an increase in operating costs associated with the increase in throughput.

•
Pension Expense increased $3 million in the period-to-period comparison due to modifications made to the actuarial calculation of net periodic benefit cost at the beginning of each year. See Note 14 - Pension and Other Postretirement Benefit Plans in the Notes to the Audited Financial Statements in the Company's December 31, 2016 Form 10-K for additional information.

•	Transaction Fees of $14 million are costs primarily associated with the separation of the E&P and PA Mining Operations divisions.

•
Other includes expenses related to the Company's water operations as well as miscellaneous corporate activity. The decrease was due to various transactions that occurred throughout both periods, none of which were individually material.

Selling, General and Administrative Costs
Selling, general and administrative costs allocated to the Other division were $6 million for the six months ended June 30, 2017 and 2016. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net Income (Loss) Attributable to CONSOL Energy Shareholders" of this quarterly report for more information.
Gain on Debt Extinguishment
Gain on debt extinguishment of $1 million was recognized in the six months ended June 30, 2017 due to the purchase of a portion of the 5.875% senior notes that are due in 2022 at an average price equal to 98.7% of the principal amount.
Interest Expense

Interest expense of $83 million was recognized in the six months ended June 30, 2017, compared to $92 million in the six months ended June 30, 2016. The decrease of $9 million was primarily due to the Company's revolving credit facility having no outstanding borrowings during the six months ended June 30, 2017, compared to $466 million of outstanding borrowings at June 30, 2016. The decrease was also due to the payoff of a portion of the 2022 senior notes during the six months ended June 30, 2017.

Income Taxes

The effective income tax rate for continuing operations when excluding noncontrolling interest was 9.2% for the six months ended June 30, 2017, compared to 30.8% for the six months ended June 30, 2016. The effective rates for the six months ended June 30, 2017 and 2016 were calculated using the annual effective rate projections on recurring earnings and include tax liabilities related to certain discrete transactions. For the six months ended June 30, 2017, the effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the income tax benefit for excess percentage depletion. For the six months ended June 30, 2016, the effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to charges to record state valuation allowances and the effects of the 2010-2013 Federal tax audit still in progress in 2016, partially offset by a larger anticipated book loss and the income tax benefit for excess percentage depletion.See Note 7 - Income Taxes of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

	For the Six Months Ended June 30,
(in millions)	2017	2016	Variance	Percent Change
Total Company Earnings (Loss) Before Income Tax Excluding Noncontrolling Interest	$144	$(404)	$548	(135.6)%
Income Tax Expense (Benefit)	$13	$(125)	$138	(110.4)%
Effective Income Tax Rate	9.2%	30.8%	(21.6)%

Liquidity and Capital Resources
CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. On June 18, 2014, CONSOL Energy entered into a five year Credit Agreement for a $2.0 billion senior secured revolving credit facility, which expires on June 18, 2019. In May 2017, the Company's lending group reaffirmed the $2.0 billion borrowing base of the facility. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries. CONSOL Energy's credit facility allows for up to $2.0 billion of borrowings, which includes a $750 million letters of credit aggregate sub-limit. CONSOL Energy can request an additional $500 million increase in the aggregate borrowing limit amount. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Availability under the facility is limited to a borrowing base, which is determined by the lenders syndication agent and approved by the required number of lenders in good faith by calculating a value of CONSOL Energy's proved gas reserves. The facility includes a minimum interest coverage ratio covenant of no less than 2.50 to 1.00, measured quarterly. The interest coverage ratio is calculated as the ratio of Adjusted EBITDA to cash interest expense of CONSOL Energy and certain of its subsidiaries, excluding CNXC. The interest coverage ratio was 5.00 to 1.00 at June 30, 2017. Adjusted EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, and gains and losses on debt extinguishment, and includes cash distributions received from affiliates, plus pro-rata earnings from material acquisitions. The facility also includes a minimum current ratio covenant of no less than 1.00 to 1.00, measured quarterly. The minimum current ratio is calculated as the ratio of current assets plus revolver availability, to current liabilities excluding borrowings under the revolver. This calculation also excludes all of CNXC's current assets, current liabilities and revolver availability. The current ratio was 3.28 to 1.00 at June 30, 2017. Affirmative and negative covenants in the facility limit the Company's ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends, merge with another corporation and amend, modify or restate the senior unsecured notes. The credit facility allows unlimited investments in joint ventures for the development and operation of natural gas gathering systems. The facility permits CONSOL Energy to separate its natural gas and coal businesses if the leverage ratio (which, is essentially the ratio of debt to EBITDA) of the natural gas business immediately after the separation would not be greater than 2.75 to 1.00. At June 30, 2017, the facility had no borrowings outstanding and $314 million of letters of credit outstanding, leaving $1,686 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
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
In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various natural gas and NGL swap and option transactions, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net liability of $47 million at June 30, 2017 and a net liability of $188 million at December 31, 2016. The Company has not experienced any issues of non-performance by derivative counterparties.
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

Cash Flows (in millions)

	For the Six Months Ended June 30,
	2017	2016	Change
Cash Provided by Operating Activities	$294	$225	$69
Cash Provided by Investing Activities	$97	$292	$(195)
Cash Used in Financing Activities	$(152)	$(492)	$340

Cash provided by operating activities changed in the period-to-period comparison primarily due to the following items:

•	Net income increased $705 million in the period-to-period comparison.

•
Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $450 million net change in commodity derivative instruments, a $307 million change in discontinued operations (See Note 2 - Discontinued Operations in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information), and a $154 million change in gain on the sale of assets. These adjustments were offset, in part, by a $138 million impairment in the carrying value of Knox Energy, which was classified as Held for Sale at March 31, 2017 (See Note 9 - Property, Plant, and Equipment in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information) and a $142 million change in deferred income taxes.

Cash provided by investing activities changed in the period-to-period comparison primarily due to the following items:

•	Capital expenditures increased $158 million in the period-to-period comparison due to the following:

◦	E&P division capital expenditures increased $157 million primarily due to increased expenditures in both the Marcellus and Utica plays resulting from increased drilling activity.

◦
PA Mining Operations division capital expenditures decreased $4 million primarily due to a decrease in airshafts expenditures, as well as equipment purchases and various other items that occurred throughout both periods, none of which were individually material.

◦	Other capital expenditures increased $5 million primarily due to expenditures related to the Company's water operations.

•
Proceeds from the sale of assets increased $327 million primarily due to the sale of approximately 32,900 net undeveloped acres in Ohio, Pennsylvania, and West Virginia, as well as the sale of Knox Energy in the current period (See Note 3 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

•
Net Distributions from (Investments in) Equity Affiliates changed $30 million in the period-to-period comparison primarily due to distributions of $12 million received from CONE Midstream Partners LP and distributions of $13 million from CONE Gathering LLC in the six months ended June 30, 2017. During the six months ended June 30, 2016, $5 million of contributions were made to CONE Midstream Partners, LP. See Note 17 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
Discontinued Operations decreased $395 million primarily as a result of the sale of the Buchanan Mine and certain other metallurgical coal reserves in the three months ended March 31, 2016. See Note 2 - Discontinued Operations of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Cash used in financing activities changed in the period-to-period comparison primarily due to the following items:

•
In the six months ended June 30, 2017, CONSOL Energy repurchased $117 million of the 2022 bonds. See Note 11 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
In the six months ended June 30, 2017, there were $11 million of net payments under the CNX Coal Resources LP credit facility compared with $13 million of net proceeds in the six months ended June 30, 2016.

•	In the six months ended June 30, 2016, CONSOL Energy made payments on the senior secured credit facility of $486 million. No payments were made in the six months ended June 30, 2017.

The following is a summary of the Company's significant contractual obligations at June 30, 2017 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$51,606	$18,553	$969	$—	$71,128
Gas Firm Transportation and Processing	146,254	257,805	246,308	569,703	1,220,070
Long-Term Debt	1,324	74,927	1,941,818	603,364	2,621,433
Interest on Long-Term Debt	162,921	325,819	296,687	61,881	847,308
Capital (Finance) Lease Obligations	10,061	20,390	13,663	—	44,114
Interest on Capital (Finance) Lease Obligations	2,628	3,392	693	—	6,713
Operating Lease Obligations	62,001	80,165	52,482	68,874	263,522
Long-Term Liabilities—Employee Related (a)	67,483	132,273	129,390	578,286	907,432
Other Long-Term Liabilities (b)	389,471	59,658	72,424	330,499	852,052
Total Contractual Obligations (c)	$893,749	$972,982	$2,754,434	$2,212,607	$6,833,772
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

Debt
At June 30, 2017, CONSOL Energy had total long-term debt and capital lease obligations of $2,666 million outstanding, including the current portion of long-term debt of $11 million. This long-term debt consisted of:

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

•
An aggregate principal amount of $1,731 million of 5.875% senior unsecured notes due in April 2022 plus $4 million of unamortized bond premium. Interest on the notes is payable April 15 and October 15 of each year. Payment of the principal and interest on the notes is guaranteed by most of CONSOL Energy's subsidiaries.

•
An aggregate principal amount of $500 million of 8.00% senior unsecured notes due in April 2023 less $5 million of unamortized bond discount. Interest on the notes is payable April 1 and October 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CONSOL Energy’s subsidiaries.

•
An aggregate principal amount of $103 million of industrial revenue bonds, which were issued to finance the CNX Marine terminal, bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of principal and interest on the notes is guaranteed by CONSOL Energy.

•	Advance royalty commitments of $2 million with an average interest rate of 7.73% per annum.

•	An aggregate principal amount of $1 million on a note maturing in March 2018.

•	An aggregate principal amount of $44 million of capital leases with a weighted average interest rate of 6.56% per annum.

•	An aggregate principal amount of $190 million in outstanding borrowings under the revolver for CNXC. CONSOL Energy is not a guarantor of CNXC's revolving credit facility.

At June 30, 2017, CONSOL Energy had no borrowings outstanding and approximately $314 million of letters of credit outstanding under the $2.0 billion senior secured revolving credit facility.

Total Equity and Dividends
CONSOL Energy had total equity of $4,088 million at June 30, 2017 and $3,941 million at December 31, 2016. See the Consolidated Statement of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. CONSOL Energy suspended its quarterly dividend following the sale of the Buchanan Mine to further reflect the Company's increased emphasis on growth. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's credit facility limits CONSOL Energy's ability to pay dividends in excess of an annual rate of $0.50 per share when the Company's leverage ratio exceeds 3.50 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facility. The total leverage ratio was 3.19 to 1.00 and the cumulative credit was approximately $869 million at June 30, 2017. The calculation of this leverage ratio excludes CNXC. The credit facility does not permit dividend payments in the event of default. The indentures to the 2022 and 2023 notes limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the six months ended June 30, 2017.

On July 24, 2017 the Board of Directors of CONE Midstream GP LLC, the general partner of CONE Midstream Partners LP, announced the declaration of a cash distribution of $0.2922 per unit with respect to the second quarter of 2017. The distribution will be made on August 14, 2017 to unitholders of record as of the close of business on August 4, 2017. The distribution, which equates to an annual rate of $1.1688 per unit, represents an increase of 3.6% over the prior quarter, and an increase of 15.1% over the distribution paid with respect to the second quarter of 2016.

On July 27, 2017, the Board of Directors of our general partner declared a cash distribution to the Partnership's unitholders for the quarter ended June 30, 2017 of $0.5125 per common and subordinated units and $0.4678 per Class A Preferred Unit. The cash distribution will be paid on August 15, 2017 to the unitholders of record at the close of business on August 7, 2017.

Off-Balance Sheet Transactions

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q. CONSOL Energy participates in various multi-employer benefit plans such as the UMWA Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at June 30, 2017. The various multi-employer benefit plans are discussed in Note 16—Other Employee Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of the December 31, 2016 Form 10-K. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at June 30, 2017. Management believes these items will expire without being funded. See Note 12—Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

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

•
uncertainties as to the timing and manner of the separation (whether by sale of spin-off) and whether it will be completed (including any drop-downs of the coal business); the possibility that various closing conditions for the separation may not be satisfied; the impact of the separation on our business: the expected tax treatment of the separation; the risk that the coal and natural gas exploration and production business will not be separated successfully or such separation may be more difficult, time-consuming or costly than expected, which could result in additional demands on our resources, systems, procedures and controls, disruption of our ongoing business and diversion of management's attention from other business concerns; competitive responses to the separation;

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

At June 30, 2017, our open derivative instruments were in a net liability position with a fair value of $47 million. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at June 30, 2017. A hypothetical 10 percent increase in future natural gas prices would decrease future earnings related to derivatives by $265 million.
CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At June 30, 2017, CONSOL Energy had $2,451 million aggregate principal amount of debt outstanding under fixed-rate instruments and $190 million of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were no borrowings at June 30, 2017, and CNXC's revolving credit facility, under which there were $190 million of borrowings at June 30, 2017. A hypothetical 100 basis-point increase in the average rate for CONSOL Energy's and CNXC's revolving credit facilities would decrease pre-tax future earnings by $2 million.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, CONSOL Energy does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of July 12, 2017, our hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2017 Fixed Price Volumes
Hedged Bcf	N/A	N/A	81.7	81.7	163.4
Weighted Average Hedge Price per Mcf	N/A	N/A	$2.57	$2.63	$2.60
2018 Fixed Price Volumes
Hedged Bcf	81.1	82.0	83.0	83.0	329.1
Weighted Average Hedge Price per Mcf	$2.83	$2.83	$2.83	$2.83	$2.83
2019 Fixed Price Volumes
Hedged Bcf	56.9	57.5	58.1	58.1	230.6
Weighted Average Hedge Price per Mcf	$2.78	$2.78	$2.78	$2.77	$2.77
2020 Fixed Price Volumes
Hedged Bcf	35.3	35.3	35.7	35.6	141.9
Weighted Average Hedge Price per Mcf	$2.90	$2.80	$2.80	$2.77	$2.82
2021 Fixed Price Volumes
Hedged Bcf	9.5	9.7	9.8	8.1	37.1
Weighted Average Hedge Price per Mcf	$2.70	$2.70	$2.70	$2.61	$2.68

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2017 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
The first through the sixth paragraphs of Note 12—Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 4.     MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95 to this quarterly report.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety and Health Administration Safety Data.

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2017 furnished in XBRL).
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 1, 2017

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