Form 10-Q
period 2017-09-30
CONSOL Energy Inc
filed 2017-10-31
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of October 16, 2017
Common stock, $0.01 par value	230,103,982

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
Tcfe - One trillion cubic feet of natural gas equivalents, with one barrel of oil being equivalent to 6,000 cubic feet of gas.

PART I : FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
(Unaudited)	September 30,		September 30,
Revenues and Other Income:	2017	2016	2017	2016
Natural Gas, NGLs and Oil Sales	$234,443	$205,913	$812,511	$555,101
Gain on Commodity Derivative Instruments	19,183	198,192	80,508	53,872
Coal Sales	279,245	267,685	899,400	744,411
Other Outside Sales	16,959	4,714	45,986	20,687
Purchased Gas Sales	13,384	12,086	32,678	28,633
Freight-Outside Coal	21,803	9,392	51,847	33,949
Miscellaneous Other Income	41,036	32,393	115,669	114,159
Gain on Sale of Assets	45,230	15,203	197,343	13,541
Total Revenue and Other Income	671,283	745,578	2,235,942	1,564,353
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	21,754	22,602	64,459	73,996
Transportation, Gathering and Compression	98,768	94,796	279,699	279,753
Production, Ad Valorem, and Other Fees	5,919	9,027	19,854	23,732
Depreciation, Depletion and Amortization	101,585	101,257	288,220	312,122
Exploration and Production Related Other Costs	4,479	384	33,980	5,036
Purchased Gas Costs	13,142	11,940	32,231	28,692
Other Corporate Expenses	26,844	21,760	68,172	65,980
Impairment of Exploration and Production Properties	—	—	137,865	—
Selling, General, and Administrative Costs	20,328	26,198	62,490	74,067
Total Exploration and Production Costs	292,819	287,964	986,970	863,378
PA Mining Operations Costs
Operating and Other Costs	207,772	182,717	608,678	521,277
Depreciation, Depletion and Amortization	41,638	42,370	125,341	125,334
Freight Expense	21,803	9,392	51,847	33,949
Selling, General, and Administrative Costs	18,664	7,653	50,637	20,207
Total PA Mining Operations Costs	289,877	242,132	836,503	700,767
Other Costs
Miscellaneous Operating Expense	35,518	39,658	117,007	126,580
Selling, General, and Administrative Costs	2,896	4,996	9,182	11,124
Depreciation, Depletion and Amortization	5,545	8,085	1,047	4,463
Loss on Debt Extinguishment	2,019	—	1,233	—
Interest Expense	41,502	47,317	129,367	144,609
Total Other Costs	87,480	100,056	257,836	286,776
Total Costs And Expenses	670,176	630,152	2,081,309	1,850,921
Earnings (Loss) From Continuing Operations Before Income Tax	1,107	115,426	154,633	(286,568)
Income Tax Expense (Benefit)	26,758	52,858	39,962	(71,798)
(Loss) Income From Continuing Operations	(25,651)	62,568	114,671	(214,770)
Loss From Discontinued Operations, net	—	(34,975)	—	(322,747)
Net (Loss) Income	(25,651)	27,593	114,671	(537,517)
Less: Net Income Attributable to Noncontrolling Interest	790	2,248	10,567	4,541
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(26,441)	$25,345	$104,104	$(542,058)

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(CONTINUED)

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
(Unaudited)	September 30,		September 30,
(Loss) Earnings Per Share	2017	2016	2017	2016
Basic
(Loss) Income from Continuing Operations	$(0.11)	$0.26	$0.45	$(0.96)
Loss from Discontinued Operations	—	(0.15)	—	(1.40)
Total Basic (Loss) Earnings Per Share	$(0.11)	$0.11	$0.45	$(2.36)
Dilutive
(Loss) Income from Continuing Operations	$(0.11)	$0.26	$0.45	$(0.96)
Loss from Discontinued Operations	—	(0.15)	—	(1.40)
Total Dilutive (Loss) Earnings Per Share	$(0.11)	$0.11	$0.45	$(2.36)

Dividends Declared Per Share	$—	$—	$—	$0.01

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
(Unaudited)	2017	2016	2017	2016
Net (Loss) Income	$(25,651)	$27,593	$114,671	$(537,517)
Other Comprehensive Income (Loss) :
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($2,034), ($1,043), ($6,121), ($5,369))	3,464	1,305	10,430	6,866
Reclassification of Cash Flow Hedges from OCI to Earnings (Net of tax: $7,139, $19,284)	—	(12,458)	—	(33,475)

Other Comprehensive Income (Loss)	3,464	(11,153)	10,430	(26,609)

Comprehensive (Loss) Income	(22,187)	16,440	125,101	(564,126)

Less: Comprehensive Income Attributable to Noncontrolling Interest	779	2,248	10,533	4,541

Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(22,966)	$14,192	$114,568	$(568,667)

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$285,708	$60,475
Accounts and Notes Receivable:
Trade	193,778	220,222
Other Receivables	77,746	69,901
Inventories	63,182	65,461
Recoverable Income Taxes	105,432	116,851
Prepaid Expenses	79,437	93,146
Current Assets of Discontinued Operations	—	83
Total Current Assets	805,283	626,139
Property, Plant and Equipment:
Property, Plant and Equipment	13,738,388	13,771,388
Less—Accumulated Depreciation, Depletion and Amortization	5,939,426	5,630,949
Total Property, Plant and Equipment—Net	7,798,962	8,140,439
Other Assets:
Deferred Income Taxes	—	4,290
Investment in Affiliates	190,154	190,964
Other	185,169	222,149
Total Other Assets	375,323	417,403
TOTAL ASSETS	$8,979,568	$9,183,981

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	September 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$303,196	$241,616
Current Portion of Long-Term Debt	10,971	12,000
Other Accrued Liabilities	540,672	680,348
Current Liabilities of Discontinued Operations	5,353	6,050
Total Current Liabilities	860,192	940,014
Long-Term Debt:
Long-Term Debt	2,500,782	2,722,995
Capital Lease Obligations	31,530	39,074
Total Long-Term Debt	2,532,312	2,762,069
Deferred Credits and Other Liabilities:
Deferred Income Taxes	44,720	—
Postretirement Benefits Other Than Pensions	649,565	659,474
Pneumoconiosis Benefits	106,837	108,073
Mine Closing	198,764	218,631
Gas Well Closing	223,446	223,352
Workers’ Compensation	66,165	67,277
Salary Retirement	100,510	112,543
Other	125,822	151,660
Total Deferred Credits and Other Liabilities	1,515,829	1,541,010
TOTAL LIABILITIES	4,908,333	5,243,093
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 230,090,909 Issued and Outstanding at September 30, 2017; 229,443,008 Issued and Outstanding at December 31, 2016	2,305	2,298
Capital in Excess of Par Value	2,486,071	2,460,864
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	1,825,547	1,727,789
Accumulated Other Comprehensive Loss	(382,092)	(392,556)
Total CONSOL Energy Inc. Stockholders’ Equity	3,931,831	3,798,395
Noncontrolling Interest	139,404	142,493
TOTAL EQUITY	4,071,235	3,940,888
TOTAL LIABILITIES AND EQUITY	$8,979,568	$9,183,981

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total CONSOL Energy Inc. Stockholders’ Equity	Non- Controlling Interest	Total Equity
Balance at December 31, 2016	$2,298	$2,460,864	$1,727,789	$(392,556)	$3,798,395	$142,493	$3,940,888
(Unaudited)
Net Income	—	—	104,104	—	104,104	10,567	114,671
Other Comprehensive Income (Loss) (Net of ($6,121) Tax)	—	—	—	10,464	10,464	(34)	10,430
Comprehensive Income	—	—	104,104	10,464	114,568	10,533	125,101
Issuance of Common Stock	7	852	—	—	859	—	859
Treasury Stock Activity	—	—	(6,346)	—	(6,346)	(1,009)	(7,355)
Amortization of Stock-Based Compensation Awards	—	24,355	—	—	24,355	3,790	28,145
Distributions to Noncontrolling Interest	—	—	—	—	—	(16,403)	(16,403)
Balance at September 30, 2017	$2,305	$2,486,071	$1,825,547	$(382,092)	$3,931,831	$139,404	$4,071,235

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Nine Months Ended
(Unaudited)	September 30,
Cash Flows from Operating Activities:	2017	2016
Net Income (Loss)	$114,671	$(537,517)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Net Loss from Discontinued Operations	—	322,747
Depreciation, Depletion and Amortization	414,608	441,919
Impairment of Exploration and Production Properties	137,865	—
Stock-Based Compensation	28,145	23,825
Gain on Sale of Assets	(197,343)	(13,541)
Loss on Debt Extinguishment	1,233	—
Gain on Commodity Derivative Instruments	(80,508)	(53,872)
Net Cash (Paid) Received in Settlement of Commodity Derivative Instruments	(61,717)	203,303
Deferred Income Taxes	42,888	(72,866)
Equity in Earnings of Affiliates	(34,810)	(41,239)
Return on Equity Investment	—	22,268
Changes in Operating Assets:
Accounts and Notes Receivable	18,231	4,555
Inventories	1,974	4,169
Prepaid Expenses	1,869	71,423
Changes in Other Assets	37,357	(14,241)
Changes in Operating Liabilities:
Accounts Payable	23,700	(10,985)
Accrued Interest	31,093	35,985
Other Operating Liabilities	(13,423)	(21,370)
Changes in Other Liabilities	(31,221)	(2,620)
Other	38,226	11,937
Net Cash Provided by Continuing Operating Activities	472,838	373,880
Net Cash (Used in) Provided by Discontinued Operating Activities	(614)	14,427
Net Cash Provided by Operating Activities	472,224	388,307
Cash Flows from Investing Activities:
Capital Expenditures	(450,620)	(179,389)
Proceeds from Sales of Assets	426,878	38,977
Net Distributions from (Investments in) Equity Affiliates	35,620	(4,555)
Net Cash Provided by (Used in) Continuing Investing Activities	11,878	(144,967)
Net Cash Provided by Discontinued Investing Activities	—	366,251
Net Cash Provided by Investing Activities	11,878	221,284
Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	—	(598,000)
Payments on Miscellaneous Borrowings	(8,944)	(6,222)
Payments on Long-Term Notes	(213,728)	—
Net (Payments on) Proceeds from Revolver - CNX Coal Resources LP	(13,000)	23,000
Distributions to Noncontrolling Interest	(16,403)	(16,241)
Dividends Paid	—	(2,294)
Issuance of Common Stock	859	4
Treasury Stock Activity	(7,355)	(1,669)
Debt Repurchase and Financing Fees	(298)	(482)
Net Cash Used in Continuing Financing Activities	(258,869)	(601,904)
Net Cash Used in Discontinued Financing Activities	—	(14)
Net Cash Used in Financing Activities	(258,869)	(601,918)
Net Increase in Cash and Cash Equivalents	225,233	7,673
Cash and Cash Equivalents at Beginning of Period	60,475	72,574
Cash and Cash Equivalents at End of Period	$285,708	$80,247
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for future periods.

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

In March 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update on stock compensation that was intended to simplify and improve the accounting and statement of cash flow presentation for income taxes at settlement, forfeitures, and net settlements for withholding tax. The guidance is effective for public entities for fiscal years beginning after December 15, 2016. In accordance with this Update, $64 and $4,629 of additional income tax expense was recognized in the Consolidated Statements of Income for the three and nine months ended September 30, 2017, respectively. Also in accordance with this Update, the value of shares withheld for employee tax withholding purposes of $7,355 and $1,669 for the nine months ended September 30, 2017 and 2016, respectively, were reclassified between Net Cash Provided by Operating Activities and Net Cash Used in Financing Activities of the Consolidated Statements of Cash Flows. As permitted by this Update, the Company has elected to account for forfeitures of stock compensation as they occur. The cumulative effect of the policy election to recognize forfeitures as they occur was nominal.

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

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Anti-Dilutive Options	5,407,465	2,989,610	2,731,362	6,230,099
Anti-Dilutive Restricted Stock Units	1,102,180	3,455	183,479	645,302
Anti-Dilutive Performance Share Units	1,793,302	1,659,014	—	2,326,120
Anti-Dilutive Performance Stock Options	802,804	802,804	802,804	802,804
	9,105,751	5,454,883	3,717,645	10,004,325

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Options	17,048	—	107,510	—
Restricted Stock Units	14,776	5,920	349,037	574,310
Performance Share Units	—	—	560,936	—
	31,824	5,920	1,017,483	574,310
The computations for basic and dilutive earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
(Loss) Income from Continuing Operations	$(25,651)	$62,568	$114,671	$(214,770)
Less: Net Income Attributable to Non-Controlling Interest	790	2,248	10,567	4,541
Net (Loss) Income from Continuing Operations Attributable to CONSOL Energy Shareholders	$(26,441)	$60,320	$104,104	$(219,311)
Loss from Discontinued Operations	—	(34,975)	—	(322,747)
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(26,441)	$25,345	$104,104	$(542,058)

Denominator:
Weighted-average shares of common stock outstanding	230,080,797	229,438,612	229,986,428	229,369,309
Effect of dilutive shares	—	2,079,973	1,473,392	—
Weighted-average diluted shares of common stock outstanding	230,080,797	231,518,585	231,459,820	229,369,309
(Loss) Earnings per Share:
Basic (Continuing Operations)	$(0.11)	$0.26	$0.45	$(0.96)
Basic (Discontinued Operations)	—	(0.15)	—	(1.40)
Total Basic	$(0.11)	$0.11	$0.45	$(2.36)

Dilutive (Continuing Operations)	$(0.11)	$0.26	$0.45	$(0.96)
Dilutive (Discontinued Operations)	—	(0.15)	—	(1.40)
Total Dilutive	$(0.11)	$0.11	$0.45	$(2.36)

Changes in Accumulated Other Comprehensive Loss by component, net of tax, were as follows:

Long-Term Liabilities
Balance at December 31, 2016	$(392,556)
Amounts Reclassified from Accumulated Other Comprehensive Loss	10,430
Add: Other Comprehensive Loss Attributable to Non-Controlling Interest	34
Balance at September 30, 2017	$(382,092)

The following table shows the reclassification of adjustments out of Accumulated Other Comprehensive Loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Derivative Instruments (Note 13)
Natural Gas Price Swaps and Options	$—	$(19,597)	$—	$(52,759)
Tax Expense	—	7,139	—	19,284
Net of Tax	$—	$(12,458)	$—	$(33,475)
Actuarially Determined Long-Term Liability Adjustments* (Note 5 and Note 6)
Amortization of Prior Service Costs	$(749)	$(148)	$(2,247)	$(443)
Recognized Net Actuarial Loss	6,247	6,332	18,798	17,549
Settlement Loss	—	3,651	—	17,347
Total	5,498	9,835	16,551	34,453
Less: Tax Benefit	2,034	3,664	6,121	12,861
Net of Tax	$3,464	$6,171	$10,430	$21,592

*Excludes amounts related to the remeasurement of the Actuarially Determined Long-Term Liabilities for the nine months ended September 30, 2016.

NOTE 2—DISCONTINUED OPERATIONS:

In August 2016, CONSOL Energy completed the sale of the Miller Creek and Fola Mining Complexes. In the transaction, the buyer acquired the Miller Creek and Fola assets and assumed the Miller Creek and Fola mine closing and reclamation liabilities. In order to equalize the value exchange, CONSOL Energy paid $28,271 of cash at closing, which included property taxes associated with the properties sold and other closing costs (a portion of which will be held in escrow for purposes of obtaining the surety bonds required for the permits to transfer). This amount was included in Net Cash Provided by Discontinued Investing Activities on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016. CONSOL Energy will also pay a total of $13,700 in remaining installments over the next three years, ending in January 2020. The net loss on the sale of $53,130, excluding the related impairment charge discussed below, was included in Loss from Discontinued Operations, net on the Consolidated Statements of Income. Prior to the closing, the Miller Creek and Fola Mining Complexes were classified as held for sale in discontinued operations and in accordance with the accounting guidance for Property, Plant and Equipment, assets held for sale are required to be measured at the lower of carrying value or fair value less costs to sell. Upon meeting the assets held for sale criteria, the Company determined the carrying value of the Miller Creek and Fola Mining Complexes exceeded the fair value less costs to sell. As a result, an impairment charge of $355,681 was recorded during the nine months ended September 30, 2016. This impairment was included in Loss from Discontinued Operations, net on the Consolidated Statements of Income.

In March 2016, CONSOL Energy completed the sale of its membership interests in CONSOL Buchanan Mining Company, LLC (BMC), which owned and operated the Buchanan Mine located in Mavisdale, Virginia; various assets relating to the Amonate Mining Complex located in Amonate, Virginia; Russell County, Virginia coal reserves and Pangburn Shaner Fallowfield coal reserves located in Southwestern, Pennsylvania to Coronado IV LLC ("Coronado"). Various CONSOL Energy assets were excluded from the sale including coalbed methane, natural gas and minerals other than coal, current assets of BMC, certain coal seams and certain surface rights and properties. Coronado assumed only specified liabilities and various CONSOL Energy liabilities were excluded and not assumed. The excluded liabilities included BMC’s indebtedness, trade payables and liabilities arising prior to closing, as well as the liabilities of the subsidiaries other than BMC which were parties to the sale. In addition, the buyer agreed to pay CONSOL Energy for Buchanan Mine coal sold outside the U.S. and Canada during the five years following closing a royalty of 20% of any excess of the gross sales price per ton over the following amounts: (1) year one, $75.00 per ton; (2) year two, $78.75 per ton; (3) year three, $82.69 per ton; (4) year four, $86.82 per ton; (5) year five, $91.16 per ton. Total royalty income recognized under this agreement was $61 and $6,485 for the three and nine months ended September 30, 2017, respectively, and was included in Miscellaneous Other Income on the Consolidated Statements of Income. Cash proceeds of $402,799 were received at closing and are included in Net Cash Provided by Discontinued Investing Activities on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016. The net loss on the sale was $38,364 and was included in Loss from Discontinued Operations, net on the Consolidated Statements of Income for the nine months ended September 30, 2016.

For all periods presented in the accompanying Consolidated Statements of Income, BMC along with the various other assets and the Miller Creek and Fola Mining Complexes are classified as discontinued operations.

The following table details selected financial information for the divested business included within discontinued operations:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2016	September 30, 2016
Coal Sales	$6,974	$102,904
Freight-Outside Coal	305	1,322
Miscellaneous Other Income	2,204	2,237
Loss on Sale of Assets	(53,119)	(91,372)
Total Revenue and Other Income	$(43,636)	$15,091
Total Costs	11,789	124,865
Loss From Operations Before Income Taxes	$(55,425)	$(109,774)
Impairment on Assets Held for Sale	—	355,681
Income Tax Benefit	(20,450)	(142,708)
Loss From Discontinued Operations, net	$(34,975)	$(322,747)

The following table details the major classes of assets and liabilities of discontinued operations:

	September 30, 2017	December 31, 2016
Assets:
Accounts Receivable - Trade	$—	$83
Total Current Assets	$—	$83
Total Assets of Discontinued Operations	$—	$83
Liabilities:
Accounts Payable	$—	$36
Other Current Liabilities	5,353	6,014
Total Current Liabilities	$5,353	$6,050
Total Liabilities of Discontinued Operations	$5,353	$6,050

NOTE 3—ACQUISITIONS AND DISPOSITIONS:

In September 2017, CONSOL Energy closed on the sale of approximately 22,000 acres of surface land in Colorado. CONSOL Energy received net cash proceeds of $23,703 which is included in the cash flows from investing activities. The net gain on the sale was $18,758 and was included in the Gain on Sale of Assets in the Consolidated Statements of Income.

In a two part closing in July and September 2017, CONSOL Energy executed the sale of approximately 7,500 net undeveloped acres of the Marcellus Shale in Allegheny and Westmoreland counties, Pennsylvania. CONSOL Energy received total cash proceeds of $36,649 which is included in the cash flows from investing activities. The net gain on the sale of these assets was $15,251 and was included in the Gain on Sale of Assets in the Consolidated Statements of Income.

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

In June 2017, the Company finalized the sale of 12 producing wells, 15 drilled but uncompleted wells (DUCs), and approximately 11,000 net developed and undeveloped Marcellus and Utica acres in Doddridge and Wetzel counties in West Virginia that were previously classified as held for sale. CONSOL Energy received total cash proceeds of $129,651 which is included in cash flows from investing activities, as well as undeveloped acreage. The net loss on the sale was $8,591 and was included in the Gain on Sale of Assets in the Consolidated Statements of Income.

In May 2017, CONSOL Energy finalized the sale of approximately 6,300 net undeveloped acres of the Utica-Point Pleasant Shale in Jefferson, Belmont and Guernsey counties, Ohio that were previously classified as held for sale. CONSOL Energy received total cash proceeds of $76,585 which is included in cash flows from investing activities. The net gain on the sale of these assets was $72,346 and was included in the Gain on Sale of Assets in the Consolidated Statements of Income.

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

NOTE 4—MISCELLANEOUS OTHER INCOME:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Equity in Earnings of Affiliates - CONE*	$12,035	$14,153	$33,969	$36,709
Coal Contract Buyout	8,410	—	8,410	6,288
Purchased Coal Sales	3,568	1,908	9,667	2,512
Royalty Income - Non-Operated Coal	3,512	2,011	15,795	6,664
Gathering Revenue	2,575	2,602	8,276	7,998
Rental Income	1,991	8,983	13,666	27,258
Right of Way Issuance	1,888	149	3,660	17,952
Interest Income	1,306	214	9,382	975
Equity in Earnings of Affiliates - Other	390	1,202	841	4,530
Other	5,361	1,171	12,003	3,273
Miscellaneous Other Income	$41,036	$32,393	$115,669	$114,159
*Includes the Company's ownership interest in both CONE Gathering LLC and CONE Midstream Partners LP. See Note 17- Related Party for more information.

NOTE 5—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

Components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits				Other Post-Employment Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Service Cost	$846	$482	$2,537	$1,445	$—	$—	$—	$—
Interest Cost	6,428	5,895	19,285	19,578	5,986	6,060	17,958	18,181
Expected Return on Plan Assets	(10,596)	(11,195)	(31,787)	(34,933)	—	—	—	—
Amortization of Prior Service Credits	(148)	(148)	(443)	(443)	(601)	—	(1,804)	—
Recognized Net Actuarial Loss	2,351	2,743	7,052	6,975	5,778	4,792	17,334	14,376
Settlement Loss	—	3,651	—	17,347	—	—	—	—
Net Periodic Benefit (Credit) Cost	$(1,119)	$1,428	$(3,356)	$9,969	$11,163	$10,852	$33,488	$32,557

NOTE 6—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:
Components of Net Periodic Benefit Cost are as follows:

	CWP				Workers' Compensation
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Service Cost	$1,129	$1,041	$3,388	$3,285	$1,463	$1,904	$4,389	$5,713
Interest Cost	1,013	1,053	3,038	3,230	592	638	1,776	1,913
Amortization of Actuarial Gain	(1,908)	(1,188)	(5,724)	(3,759)	(153)	(101)	(458)	(303)
Administrative Fees	151	—	454	—	138	792	413	2,491
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	621	—	2,009	—
Curtailment Gain	—	—	—	(1,307)	—	—	—	—
Net Periodic Benefit Cost	$385	$906	$1,156	$1,449	$2,661	$3,233	$8,129	$9,814

Income attributable to discontinued operations included in the CWP net periodic cost above was $1,290 for the nine months ended September 30, 2016 and was included in Loss from Discontinued Operations, net on the Consolidated Statements of Income.
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
NOTE 7—INCOME TAXES:

The effective tax rate for the three and nine months ended September 30, 2017 was 8,441.0% and 27.7%, respectively. The effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the income tax benefit for excess percentage depletion.

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

The total amount of uncertain tax positions at September 30, 2017 and December 31, 2016 was $8,437 and $9,103, respectively. If these uncertain tax positions were recognized, there would be no effect on CONSOL Energy's effective tax rate at September 30, 2017 and December 31, 2016.

CONSOL Energy recognizes accrued interest related to uncertain tax positions in interest expense. As of September 30, 2017 and December 31, 2016, the Company reported an accrued interest liability relating to uncertain tax positions of $539 and $305, respectively, in Other Liabilities on the Consolidated Balance Sheets. The accrued interest liability includes $234 of accrued interest expense that is reflected in the Company's Consolidated Statements of Income for the nine months ended September 30, 2017.
CONSOL Energy recognizes penalties accrued related to uncertain tax positions in its income tax expense. As of September 30, 2017 and December 31, 2016, CONSOL Energy had no accrued liabilities for tax penalties related to uncertain tax positions.
CONSOL Energy and its subsidiaries file federal income tax returns with the United States and tax returns within various states and Canadian jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2015. The Joint Committee on Taxation concluded its review of the audit of tax years 2010 through 2014 in the third quarter of 2017.

NOTE 8—INVENTORIES:

Inventory components consist of the following:

	September 30, 2017	December 31, 2016
Coal	$9,905	$7,800
Supplies	53,277	57,661
Total Inventories	$63,182	$65,461

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

NOTE 9—PROPERTY, PLANT AND EQUIPMENT:

	September 30, 2017	December 31, 2016
E&P Property, Plant and Equipment
Intangible drilling cost	$3,663,552	$3,583,565
Proved gas properties	1,950,232	2,016,916
Unproved gas properties	1,031,555	1,116,282
Gas gathering equipment	1,131,982	1,138,299
Gas wells and related equipment	825,201	791,996
Other gas assets	190,400	190,406
Gas advance royalties	13,323	13,762
Total E&P Property, Plant and Equipment	$8,806,245	$8,851,226
Less: Accumulated Depreciation, Depletion and Amortization	3,317,180	3,106,296
Total E&P Property, Plant and Equipment - Net	$5,489,065	$5,744,930

PA Mining Operations Property, Plant and Equipment
Coal and other plant and equipment	$2,352,826	$2,307,668
Coal properties and surface lands	460,688	458,398
Airshafts	378,296	371,752
Mine development	326,152	326,152
Coal advance mining royalties	16,136	16,224
Leased coal lands	26,556	26,566
Total PA Mining Operations and Other Property, Plant and Equipment	$3,560,654	$3,506,760
Less: Accumulated Depreciation, Depletion and Amortization	1,890,856	1,768,712
Total PA Mining Operations and Other Property, Plant and Equipment - Net	$1,669,798	$1,738,048

Other Property, Plant and Equipment
Coal and other plant and equipment	$494,842	$532,919
Coal properties and surface lands	476,281	481,126
Airshafts	10,003	10,003
Mine development	17,989	17,988
Coal advance mining royalties	311,538	310,530
Leased coal lands	60,836	60,836
Total Other Property, Plant and Equipment	$1,371,489	$1,413,402
Less: Accumulated Depreciation, Depletion and Amortization	731,390	755,941
Total Other Property, Plant and Equipment - Net	$640,099	$657,461

Total Company Property, Plant and Equipment - Continuing Operations	$13,738,388	$13,771,388
Less - Total Company Accumulated Depreciation, Depletion and Amortization	5,939,426	5,630,949
Total Property, Plant and Equipment of Continuing Operations - Net	$7,798,962	$8,140,439

Impairment of Long-Lived Assets

In February 2017, the Company approved a plan to sell subsidiaries Knox Energy LLC and Coalfield Pipeline Company (collectively, “Knox”). Knox met all of the criteria to be classified as held for sale in February 2017. The sale of Knox closed in the second quarter of 2017 (See Note 3 - Acquisitions and Dispositions for more information). The disposal of Knox did not represent a strategic shift that would have had a major effect on the Company’s operations and financial results and was, therefore, not classified as a discontinued operation in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). As part of the required evaluation under the held for sale guidance, Knox’s book value was evaluated and it was determined that the approximate fair value less costs to sell Knox was less than the carrying value of the net assets to be sold. The resulting impairment of $137,865 was included in Impairment of Exploration and Production Properties within the Other Gas segment of the Consolidated Statements of Income in the nine months ended September 30, 2017.

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

CNX Gas Company was party to a joint development agreement with Noble Energy, Inc. (Noble) with respect to approximately 700 thousand net Marcellus Shale oil and gas acres in West Virginia and Pennsylvania, in which each party owned a 50% undivided interest. In October 2016, CNX Gas entered into an Exchange Agreement with Noble Energy, which terminated the joint development agreement related to the jointly owned gas assets held in connection with the joint venture with Noble and divided such jointly owned gas assets among CNX Gas and Noble Energy. The transactions contemplated by the Exchange Agreement were closed on December 1, 2016 with an effective date of October 1, 2016. As part of the exchange: each party now owns and operates a 100% interest in properties and wells in two separate operating areas; each party has independent control and flexibility with respect to the scope and timing of future development over its operating area; and all acreage operated by CONSOL Energy and Noble Energy, Inc. in their respective operating areas will remain fully dedicated to CONE Midstream Partners LP. The exchange was accounted for as a mineral conveyance, thus no gain or loss was recorded in connection with the transaction. In June 2017, Noble Energy announced that it has closed on a transaction divesting its upstream assets in northern West Virginia and southern Pennsylvania to HG Energy II Appalachia, LLC, a portfolio company of Quantum Energy Partners.

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

The facility also requires that CONSOL Energy maintain a minimum interest coverage ratio of no less than 2.50 to 1.00, which is calculated as the ratio of Adjusted EBITDA to cash interest expense of CONSOL Energy and certain of its subsidiaries, measured quarterly. CONSOL Energy must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding borrowings under the revolver, measured quarterly. At September 30, 2017, the interest coverage ratio was 5.46 to 1.00 and the current ratio was 3.09 to 1.00. Further, the credit facility allows unlimited investments in joint ventures for the development and operation of natural gas gathering systems and permits CONSOL Energy to separate its E&P and coal businesses if the leverage ratio (which is, essentially, the ratio of debt to EBITDA) of the E&P business immediately after the separation would not be greater than 2.75 to 1.00. The calculation of all of the ratios exclude CNX Coal Resources LP ("CNXC").

At September 30, 2017, the $2,000,000 facility had no borrowings outstanding and $314,260 of letters of credit outstanding, leaving $1,685,740 of unused capacity. At December 31, 2016, the $2,000,000 facility had no borrowings outstanding and $325,676 of letters of credit outstanding, leaving $1,674,324 of unused capacity.

NOTE 11—LONG-TERM DEBT:

	September 30, 2017	December 31, 2016
Debt:
Senior Notes due April 2022 at 5.875% (Principal of $1,730,975 and $1,850,000 plus Unamortized Premium of $3,804 and $4,731, respectively)	$1,734,779	$1,854,731
Senior Notes due April 2023 at 8.00% (Principal of $500,000 less Unamortized Discount of $4,977 and $5,656, respectively)	495,023	494,344
Revolving Credit Facility - CNX Coal Resources LP	188,000	201,000
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
Senior Notes due April 2020 at 8.25%, Issued at Par Value	—	74,470
Senior Notes due March 2021 at 6.375%, Issued at Par Value	—	20,611
Advance Royalty Commitments (7.73% Weighted Average Interest Rate)	2,678	2,678
Other Note Maturing in 2018 (Principal of $692 and $1,789, respectively, less Unamortized Discount of $117 at December 31, 2016)	692	1,672
Less: Unamortized Debt Issuance Costs	22,265	27,699
	2,501,772	2,724,672
Less: Amounts Due in One Year*	990	1,677
Long-Term Debt	$2,500,782	$2,722,995

* Excludes current portion of Capital Lease Obligations of $9,981 and $10,323 at September 30, 2017 and December 31, 2016, respectively.

During the three and nine months ended September 30, 2017, CONSOL Energy called the remaining $74,470 balance on its 8.25% senior notes due in April 2020 and the remaining $20,611 balance on its 6.375% senior notes due in March 2021. The call price was $101.375 for the 8.25% senior notes due in April 2020 and $102.125 for the 6.375% senior notes due in March 2021.

During the nine months ended September 30, 2017, CONSOL Energy purchased $119,025 of its outstanding 5.875% senior notes due in April 2022.

As part of these transactions, a loss of $2,019 and $1,233 was included in Loss on Debt Extinguishment on the Consolidated Statements of Income for the three and nine months ended September 30, 2017, respectively.

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

Fitzwater Litigation: Three nonunion retired coal miners have sued CONSOL Energy Inc., Fola Coal Company (AMVEST), Consolidation Coal Company and CONSOL of Kentucky Inc. (COK) in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. The Plaintiffs contend they relied to their detriment on oral statements and promises of "lifetime health benefits" allegedly made by various members of management during Plaintiffs' employment and that they were allegedly denied access to Summary Plan Documents that clearly reserved to the Company the right to modify or terminate the CONSOL Energy Inc. Retiree Health and Welfare Plan. Pursuant to plaintiffs' amended complaint filed on April 24, 2017, plaintiffs request that retiree health benefits be reinstated and seek to represent a class of all nonunion retirees who were associated with AMVEST and COK areas of operation.The Company believes it has meritorious defense and intends to vigorously defend this suit.

Casey Litigation: This lawsuit against CONSOL Energy Inc., Consolidation Coal Company and CONSOL Buchanan Mining Company has been filed on August 23, 2017 by the same lawyers, in the same court, and raises the same issues and seeks the same relief as the Fitzwater Litigation. Filed on behalf of two nonunion retired coal miners, plaintiffs seek to represent a class of all nonunion retirees that were employed by CONSOL subsidiaries that operated in McDowell and Mercer Counties, West Virginia and Buchanan and Tazewell Counties, Virginia. Like Fitzwater, the Company believes it has meritorious defenses and intends to vigorously defend this suit.

At September 30, 2017, CONSOL Energy has provided the following financial guarantees, unconditional purchase obligations and letters of credit to certain third parties, as described by major category in the following table. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$83,836	$46,214	$37,622	$—	$—
Environmental	998	998	—	—	—
Other	229,426	45,590	183,836	—	—
Total Letters of Credit	314,260	92,802	221,458	—	—
Surety Bonds:
Employee-Related	109,660	106,980	2,680	—	—
Environmental	482,516	473,289	9,227	—	—
Other	17,252	16,136	1,115	1	—
Total Surety Bonds	609,428	596,405	13,022	1	—
Guarantees:
Other	36,314	9,752	15,858	9,875	829
Total Guarantees	36,314	9,752	15,858	9,875	829
Total Commitments	$960,002	$698,959	$250,338	$9,876	$829

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia, and its river operations to a subsidiary of Murray Energy Corporation (Murray Energy). As part of the sales agreement, CONSOL Energy has guaranteed certain equipment lease obligations and coal sales agreements that were assumed by Murray Energy. In the event that Murray Energy would default on the obligations defined in the agreements, CONSOL Energy would be required to perform under the guarantees. If CONSOL Energy would be required to perform, the stock purchase agreement provides various recourse actions. At September 30, 2017 and December 31, 2016, the fair value of these guarantees was $1,130 and $1,362, respectively, and is included in Other Accrued Liabilities on the Consolidated Balance Sheets. The fair value of certain of the guarantees was determined using CONSOL Energy’s risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rates may result in a significantly higher or lower fair value measurement. Coal sales agreement guarantees were valued based on an evaluation of coal market pricing compared to contracted sales price and includes an adjustment for nonperformance risk. No other amounts related to financial guarantees and letters of credit are recorded as liabilities in the financial statements. Significant judgment is required in determining the fair value of these guarantees. The guarantees of the leases and sales agreements are classified within Level 3 of the fair value hierarchy.

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

CONSOL Energy and CNX Gas Company enter into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded on the Consolidated Balance Sheets. As of September 30, 2017, the purchase obligations for each of the next five years and beyond were as follows:

Obligations Due	Amount
Less than 1 year	$188,085
1 - 3 years	268,866
3 - 5 years	243,787
More than 5 years	540,809
Total Purchase Obligations	$1,241,547

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

The total notional amounts of production of CONSOL Energy's derivative instruments at September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,	Forecasted to
	2017	2016	Settle Through
Natural Gas Commodity Swaps (Bcf)	898.4	744.7	2021
Natural Gas Basis Swaps (Bcf)	578.9	482.0	2021
Propane Commodity Swaps (Mbbls)	—	126.0	—

The gross fair value of CONSOL Energy's derivative instruments at September 30, 2017 and December 31, 2016 was as follows:

Asset Derivative Instruments			Liability Derivative Instruments
	September 30,	December 31,		September 30,	December 31,
	2017	2016		2017	2016
Commodity Swaps:
Prepaid Expense	$19,840	$16	Other Accrued Liabilities	$45,097	$209,980
Other Assets	40,105	29,596	Other Liabilities	47,109	67,139
Total Asset	$59,945	$29,612	Total Liability	$92,206	$277,119

Basis Only Swaps:
Prepaid Expense	$25,252	$56,916	Other Accrued Liabilities	$33,077	$21,593
Other Assets	14,119	35,603	Other Liabilities	19,963	11,575
Total Asset	$39,371	$92,519	Total Liability	$53,040	$33,168

The effect of derivative instruments on CONSOL Energy's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cash Received (Paid) in Settlement of Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	$(312)	$28,175	$(40,428)	$201,624
Propane	—	22	(1,216)	(92)
Natural Gas Basis Swaps	17,983	10,440	(20,073)	1,771
Total Cash Received (Paid) in Settlement of Commodity Derivative Instruments	17,671	38,637	(61,717)	203,303

Unrealized Gain (Loss) on Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	(18,789)	54,676	214,097	(289,722)
Propane	—	48	1,147	(744)
Natural Gas Basis Swaps	20,301	85,234	(73,019)	88,276
Reclassified from Accumulated OCI	—	19,597	—	52,759
Total Unrealized Gain (Loss) on Commodity Derivative Instruments	1,512	159,555	142,225	(149,431)

Gain (Loss) on Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	(19,101)	82,851	173,669	(88,098)
Propane	—	70	(69)	(836)
Natural Gas Basis Swaps	38,284	95,674	(93,092)	90,047
Reclassified from Accumulated OCI	—	19,597	—	52,759
Total Gain on Commodity Derivative Instruments	$19,183	$198,192	$80,508	$53,872

Changes in Accumulated OCI, net of tax, attributable to cash flow hedges that were de-designated at December 31, 2014 were as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2016
Beginning Balance – Accumulated OCI	$22,453	$43,470
Less: Gain Reclassified from Accumulated OCI (Net of tax: $7,139, $19,284)	12,458	33,475
Ending Balance – Accumulated OCI	$9,995	$9,995

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
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2017			Fair Value Measurements at December 31, 2016
Description	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Gas Derivatives	$—	$(45,930)	$—	$—	$(188,156)	$—
Murray Energy Guarantees	$—	$—	$(1,130)	$—	$—	$(1,362)

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$285,708	$285,708	$60,475	$60,475
Long-Term Debt	$2,524,037	$2,565,366	$2,752,371	$2,717,582
Cash and cash equivalents represent highly- liquid instruments and constitute Level 1 fair value measurements. Certain of the Company’s debt is actively traded on a public market and, as a result, constitute Level 1 fair value measurements. The portion of the Company’s debt obligations that is not actively traded is valued through reference to the applicable underlying benchmark rate and, as a result, constitute Level 2 fair value measurements.

NOTE 15—SEGMENT INFORMATION:
CONSOL Energy consists of two principal business divisions: Exploration and Production (E&P) and Pennsylvania (PA) Mining Operations. The principal activity of the E&P division, which includes four reportable segments, is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P division's reportable segments are Marcellus Shale, Utica Shale, Coalbed Methane and Other Gas. The Other Gas segment is primarily related to shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, exploration and production related other costs, other corporate expenses, selling, general and administrative activities, as well as various other activities assigned to the E&P division but not allocated to each individual segment. The principal activities of the PA Mining Operations division are mining, preparation and marketing of thermal coal, sold primarily to power generators. It also includes selling, general and administrative activities, as well as various other activities assigned to the PA Mining Operations division.
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

Industry segment results for the three months ended September 30, 2017:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Mining Operations	Other	Adjustments and Eliminations	Consolidated
Sales—Outside	$133,793	$43,375	$46,744	$10,531	$234,443	$279,245	$—	$—	$513,688	(A)
Gain on Commodity Derivative Instruments	11,299	2,517	3,093	2,274	19,183	—	—	—	19,183
Other Outside Sales	—	—	—	—	—	—	16,959	—	16,959
Sales—Purchased Gas	—	—	—	13,384	13,384	—	—	—	13,384
Freight—Outside	—	—	—	—	—	21,803	—	—	21,803
Intersegment Transfers	—	—	—	—	—	—	5,994	(5,994)	—
Total Sales and Freight	$145,092	$45,892	$49,837	$26,189	$267,010	$301,048	$22,953	$(5,994)	$585,017
Earnings (Loss) From Continuing Operations Before Income Tax	$12,123	$7,342	$5,454	$(4,693)	$20,226	$21,011	$(34,136)	$(5,994)	$1,107	(B)
Segment Assets					$5,941,092	$1,912,656	$1,113,540	$12,280	$8,979,568	(C)
Depreciation, Depletion and Amortization					$101,585	$41,638	$5,545	$—	$148,768
Capital Expenditures					$147,522	$27,157	$2,615	$—	$177,294
(A)     Included in the PA Mining Operations segment are sales of $70,159 to Duke Energy, which comprises over 10% of sales.
  (B)     Includes equity in earnings of unconsolidated affiliates of $12,431 and $(6) for Total E&P and Other, respectively.
(C)    Includes investments in unconsolidated equity affiliates of $187,382 and $2,772 for Total E&P and Other, respectively.

Industry segment results for the three months ended September 30, 2016:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Mining Operations	Other	Adjustments and Eliminations	Consolidated
Sales—Outside	$107,676	$40,312	$46,917	$11,008	$205,913	$267,685	$—	$—	$473,598
Gain on Commodity Derivative Instruments	23,548	4,646	8,197	161,801	198,192	—	—	—	198,192
Other Outside Sales	—	—	—	—	—	—	4,714	—	4,714
Sales—Purchased Gas	—	—	—	12,086	12,086	—	—	—	12,086
Freight—Outside	—	—	—	—	—	9,392	—	—	9,392
Intersegment Transfers	—	—	—	—	—	—	—	—	—
Total Sales and Freight	$131,224	$44,958	$55,114	$184,895	$416,191	$277,077	$4,714	$—	$697,982
Earnings (Loss) From Continuing Operations Before Income Tax	$10,465	$4,342	$6,989	$139,279	$161,075	$34,741	$(80,390)	$—	$115,426	(D)
Segment Assets					$6,537,210	$2,007,767	$1,018,406	$2,111	$9,565,494	(E)
Depreciation, Depletion and Amortization					$101,257	$42,370	$8,085	$—	$151,712
Capital Expenditures					$48,746	$12,292	$3,094	$—	$64,132

(D)	Includes equity in earnings of unconsolidated affiliates of $15,219 and $136 for Total E&P and Other, respectively.
(E)    Includes investments in unconsolidated equity affiliates of $253,637 and $3,786 for Total E&P and Other, respectively.

Industry segment results for the nine months ended September 30, 2017:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Mining Operations	Other	Adjustments and Eliminations	Consolidated
Sales—Outside	$477,392	$136,493	$157,344	$41,282	$812,511	$899,400	$—	$—	$1,711,911
(Loss) Gain on Commodity Derivative Instruments	(42,911)	(2,234)	(12,894)	138,547	80,508	—	—	—	80,508
Other Outside Sales	—	—	—	—	—	—	45,986	—	45,986
Sales—Purchased Gas	—	—	—	32,678	32,678	—	—	—	32,678
Freight—Outside	—	—	—	—	—	51,847	—	—	51,847
Intersegment Transfers	—	—	—	—	—	—	12,280	(12,280)	—
Total Sales and Freight	$434,481	$134,259	$144,450	$212,507	$925,697	$951,247	$58,266	$(12,280)	$1,922,930
Earnings (Loss) From Continuing Operations Before Income Tax	$58,504	$34,211	$9,026	$52,396	$154,137	$131,670	$(118,894)	$(12,280)	$154,633	(F)
Segment Assets					$5,941,092	$1,912,656	$1,113,540	$12,280	$8,979,568	(G)
Depreciation, Depletion and Amortization					$288,220	$125,341	$1,047	$—	$414,608
Capital Expenditures					$390,619	$49,045	$10,956	$—	$450,620

(F)     Includes equity in earnings of unconsolidated affiliates of $34,626 and $184 for Total E&P and Other, respectively.
(G)    Includes investments in unconsolidated equity affiliates of $187,382 and $2,772 for Total E&P and Other, respectively.

Industry segment results for the nine months ended September 30, 2016:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	PA Mining Operations	Other	Adjustments and Eliminations	Consolidated
Sales—Outside	$287,465	$115,610	$122,410	$29,616	$555,101	$744,411	$—	$—	$1,299,512
Gain (Loss) on Commodity Derivative Instruments	120,982	24,674	43,796	(135,580)	53,872	—	—	—	53,872
Other Outside Sales	—	—	—	—	—	—	20,687	—	20,687
Sales—Purchased Gas	—	—	—	28,633	28,633	—	—	—	28,633
Freight—Outside	—	—	—	—	—	33,949	—	—	33,949
Intersegment Transfers	—	—	424	—	424	—	—	(424)	—
Total Sales and Freight	$408,447	$140,284	$166,630	$(77,331)	$638,030	$778,360	$20,687	$(424)	$1,436,653
Earnings (Loss) From Continuing Operations Before Income Tax	$43,251	$17,521	$24,813	$(241,971)	$(156,386)	$80,588	$(210,346)	$(424)	$(286,568)	(H)
Segment Assets					$6,537,210	$2,007,767	$1,018,406	$2,111	$9,565,494	(I)
Depreciation, Depletion and Amortization					$312,122	$125,334	$4,463	$—	$441,919
Capital Expenditures					$134,967	$38,295	$6,127	$—	$179,389

(H)	Includes equity in earnings of unconsolidated affiliates of $39,980 and $1,259 for Total E&P and Other, respectively.
(I)    Includes investments in unconsolidated equity affiliates of $253,637 and $3,786 for Total E&P and Other, respectively.

Reconciliation of Segment Information to Consolidated Amounts:

Income (Loss) From Continuing Operations Before Income Tax:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Segment Income (Loss) Before Income Taxes for reportable business segments	$41,237	$195,816	$285,807	$(75,798)
Segment Income (Loss) Before Income Taxes for all other business segments	9,385	(33,073)	11,706	(65,737)
Interest expense	(41,502)	(47,317)	(129,367)	(144,609)
Eliminations	(5,994)	—	(12,280)	(424)
Loss on debt extinguishment	(2,019)	—	(1,233)	—
Income (Loss) From Continuing Operations Before Income Tax	$1,107	$115,426	$154,633	$(286,568)

Total Assets:

	September 30,
	2017	2016
Segment assets for total reportable business segments	$7,853,748	$8,544,977
Segment assets for all other business segments	738,352	794,917
Items excluded from segment assets:
Cash and other investments	282,036	73,809
Recoverable income taxes	105,432	—
Deferred tax assets	—	149,680
Discontinued Operations	—	2,111
Total Consolidated Assets	$8,979,568	$9,565,494

NOTE 16—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:
The payment obligations under the $1,734,779, 5.875% per annum senior notes due April 15, 2022, and the $495,023, 8.000% per annum senior notes due April 1, 2023 issued by CONSOL Energy are jointly and severally, and also fully and unconditionally, guaranteed by certain subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission (SEC), the following financial information sets forth separate financial information with respect to the parent, CNX Gas, a guarantor subsidiary, CNX Coal Resources LP (CNXC), a non-guarantor subsidiary, and the remaining guarantor and non-guarantor subsidiaries. The principal elimination entries include investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of all other wholly owned subsidiaries. These include, for example, deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.
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

Income Statement for the Three Months Ended September 30, 2017 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$234,443	$—	$—	$—	$234,443
Gain on Commodity Derivative Instruments	—	19,183	—	—	—	19,183
Coal Sales	—	—	209,434	69,811	—	279,245
Other Outside Sales	—	—	16,959	—	—	16,959
Purchased Gas Sales	—	13,384	—	—	—	13,384
Freight-Outside Coal	—	—	16,352	5,451	—	21,803
Miscellaneous Other Income	8,476	23,656	14,384	2,996	(8,476)	41,036
Gain on Sale of Assets	—	26,648	18,576	6	—	45,230
Total Revenue and Other Income	8,476	317,314	275,705	78,264	(8,476)	671,283
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	21,754	—	—	—	21,754
Transportation, Gathering and Compression	—	98,768	—	—	—	98,768
Production, Ad Valorem, and Other Fees	—	5,919	—	—	—	5,919
Depreciation, Depletion and Amortization	—	101,585	—	—	—	101,585
Exploration and Production Related Other Costs	—	4,479	—	—	—	4,479
Purchased Gas Costs	—	13,142	—	—	—	13,142
Other Corporate Expenses	—	26,844	—	—	—	26,844
Selling, General, and Administrative Costs	—	20,328	—	—	—	20,328
Total Exploration and Production Costs	—	292,819	—	—	—	292,819
PA Mining Operations Costs
Operating and Other Costs	—	—	155,612	52,160	—	207,772
Depreciation, Depletion and Amortization	—	—	31,286	10,352	—	41,638
Freight Expense	—	—	16,352	5,451	—	21,803
Selling, General, and Administrative Costs	—	—	14,381	4,283	—	18,664
Total PA Mining Operations Costs	—	—	217,631	72,246	—	289,877
Other Costs
Miscellaneous Operating Expense	17,413	—	18,105	—	—	35,518
Selling, General, and Administrative Costs	—	—	2,896	—	—	2,896
Depreciation, Depletion and Amortization	—	—	5,545	—	—	5,545
Loss on Debt Extinguishment	2,019	—	—	—	—	2,019
Interest Expense	36,733	575	1,790	2,404	—	41,502
Total Other Costs	56,165	575	28,336	2,404	—	87,480
Total Costs And Expenses	56,165	293,394	245,967	74,650	—	670,176
(Loss) Earnings from Continuing Operations Before Income Tax	(47,689)	23,920	29,738	3,614	(8,476)	1,107
Income Tax (Benefit) Expense	(21,248)	9,506	38,500	—	—	26,758
(Loss) Income From Continuing Operations	(26,441)	14,414	(8,762)	3,614	(8,476)	(25,651)
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	790	790
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(26,441)	$14,414	$(8,762)	$3,614	$(9,266)	$(26,441)

Balance Sheet at September 30, 2017 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$281,189	$84	$—	$3,574	$861	$—	$285,708
Accounts and Notes Receivable:
Trade	—	92,763	77,207	23,808	—	—	193,778
Other Receivables	19,422	43,985	13,885	454	—	—	77,746
Inventories	407	10,771	40,056	11,948	—	—	63,182
Recoverable Income Taxes	170,578	(65,146)	—	—	—	—	105,432
Prepaid Expenses	8,150	48,601	17,621	5,065	—	—	79,437
Total Current Assets	479,746	131,058	148,769	44,849	861	—	805,283
Property, Plant and Equipment:
Property, Plant and Equipment	99,839	8,818,525	3,929,854	890,170	—	—	13,738,388
Less-Accumulated Depreciation, Depletion and Amortization	86,137	3,317,180	2,063,392	472,717	—	—	5,939,426
Total Property, Plant and Equipment-Net	13,702	5,501,345	1,866,462	417,453	—	—	7,798,962
Other Assets:
Investment in Affiliates	7,687,545	187,382	53,016	—	—	(7,737,789)	190,154
Other	12,062	56,161	97,699	19,247	—	—	185,169
Total Other Assets	7,699,607	243,543	150,715	19,247	—	(7,737,789)	375,323
Total Assets	$8,193,055	$5,875,946	$2,165,946	$481,549	$861	$(7,737,789)	$8,979,568
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$26,254	$183,329	$61,990	$19,872	$—	$11,751	$303,196
Accounts Payable (Recoverable)-Related Parties	1,839,980	705,762	(2,504,854)	1,906	(31,043)	(11,751)	—
Current Portion of Long-Term Debt	661	6,769	3,456	85	—	—	10,971
Other Accrued Liabilities	101,024	177,155	220,727	41,766	—	—	540,672
Current Liabilities of Discontinued Operations	—	—	—	—	5,353	—	5,353
Total Current Liabilities	1,967,919	1,073,015	(2,218,681)	63,629	(25,690)	—	860,192
Long-Term Debt:	2,211,206	22,068	113,432	185,606	—	—	2,532,312
Deferred Credits and Other Liabilities:
Deferred Income Taxes	(33,219)	77,939	—	—	—	—	44,720
Postretirement Benefits Other Than Pensions	—	—	649,565	—	—	—	649,565
Pneumoconiosis Benefits	—	—	103,946	2,891	—	—	106,837
Mine Closing	—	—	189,398	9,366	—	—	198,764
Gas Well Closing	—	194,952	28,365	129	—	—	223,446
Workers’ Compensation	—	—	62,902	3,263	—	—	66,165
Salary Retirement	100,510	—	—	—	—	—	100,510
Other	14,808	97,138	13,449	427	—	—	125,822
Total Deferred Credits and Other Liabilities	82,099	370,029	1,047,625	16,076	—	—	1,515,829
Total CONSOL Energy Inc. Stockholders’ Equity	3,931,831	4,410,834	3,223,570	216,238	26,551	(7,877,193)	3,931,831
Noncontrolling Interest	—	—	—	—	—	139,404	139,404
Total Liabilities and Equity	$8,193,055	$5,875,946	$2,165,946	$481,549	$861	$(7,737,789)	$8,979,568

Income Statement for the Three Months Ended September 30, 2016 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$205,913	$—	$—	$—	$—	$205,913
Gain on Commodity Derivative Instruments	—	198,192	—	—	—	—	198,192
Coal Sales	—	—	200,763	66,922	—	—	267,685
Other Outside Sales	—	—	4,714	—	—	—	4,714
Purchased Gas Sales	—	12,086	—	—	—	—	12,086
Freight-Outside Coal	—	—	6,985	2,407	—	—	9,392
Miscellaneous Other Income	56,836	18,175	13,737	483	—	(56,838)	32,393
Gain (Loss) on Sale of Assets	—	15,342	(141)	2	—	—	15,203
Total Revenue and Other Income	56,836	449,708	226,058	69,814	—	(56,838)	745,578
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	22,602	—	—	—	—	22,602
Transportation, Gathering and Compression	—	94,796	—	—	—	—	94,796
Production, Ad Valorem, and Other Fees	—	9,027	—	—	—	—	9,027
Depreciation, Depletion and Amortization	—	101,257	—	—	—	—	101,257
Exploration and Production Related Other Costs	—	384	—	—	—	—	384
Purchased Gas Costs	—	11,940	—	—	—	—	11,940
Other Corporate Expenses	—	21,760	—	—	—	—	21,760
Selling, General, and Administrative Costs	—	26,198	—	—	—	—	26,198
Total Exploration and Production Costs	—	287,964	—	—	—	—	287,964
PA Mining Operations Costs
Operating and Other Costs	—	—	137,186	45,531	—	—	182,717
Depreciation, Depletion and Amortization	—	—	31,778	10,592	—	—	42,370
Freight Expense	—	—	6,985	2,407	—	—	9,392
Selling, General, and Administrative Costs	—	—	4,993	2,660	—	—	7,653
Total PA Mining Operations Costs	—	—	180,942	61,190	—	—	242,132
Other Costs
Miscellaneous Operating Expense	7,692	—	31,959	—	7	—	39,658
Selling, General, and Administrative Costs	—	—	4,996	—	—	—	4,996
Depreciation, Depletion and Amortization	150	—	7,935	—	—	—	8,085
Interest Expense	42,812	669	1,613	2,223	—	—	47,317
Total Other Costs	50,654	669	46,503	2,223	7	—	100,056
Total Costs And Expenses	50,654	288,633	227,445	63,413	7	—	630,152
Earnings (Loss) From Continuing Operations Before Income Tax	6,182	161,075	(1,387)	6,401	(7)	(56,838)	115,426
Income Tax (Benefit) Expense	(19,163)	64,241	7,783	—	(3)	—	52,858
Income (Loss) From Continuing Operations	25,345	96,834	(9,170)	6,401	(4)	(56,838)	62,568
Loss From Discontinued Operations, net	—	—	—	—	(34,975)	—	(34,975)
Net Income (Loss)	25,345	96,834	(9,170)	6,401	(34,979)	(56,838)	27,593
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	2,248	2,248
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$25,345	$96,834	$(9,170)	$6,401	$(34,979)	$(59,086)	$25,345

Balance Sheet at December 31, 2016:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$49,722	$83	$—	$9,785	$885	$—	$60,475
Accounts and Notes Receivable:
Trade	—	124,509	72,295	23,418	—	—	220,222
Other Receivables	20,097	34,773	14,516	515	—	—	69,901
Inventories	—	15,301	38,669	11,491	—	—	65,461
Recoverable Income Taxes	175,877	(59,026)	—	—	—	—	116,851
Prepaid Expenses	12,828	60,500	16,306	3,512	—	—	93,146
Current Assets of Discontinued Operations	—	—	—	—	83	—	83
Total Current Assets	258,524	176,140	141,786	48,721	968	—	626,139
Property, Plant and Equipment:
Property, Plant and Equipment	114,611	8,851,226	3,928,861	876,690	—	—	13,771,388
Less-Accumulated Depreciation, Depletion and Amortization	84,788	3,106,296	1,997,687	442,178	—	—	5,630,949
Total Property, Plant and Equipment-Net	29,823	5,744,930	1,931,174	434,512	—	—	8,140,439
Other Assets:
Deferred Income Taxes	25,904	(21,614)	—	—	—	—	4,290
Investment in Affiliates	7,974,260	188,376	27,269	—	—	(7,998,941)	190,964
Other	19,960	67,096	114,030	21,063	—	—	222,149
Total Other Assets	8,020,124	233,858	141,299	21,063	—	(7,998,941)	417,403
Total Assets	$8,308,471	$6,154,928	$2,214,259	$504,296	$968	$(7,998,941)	$9,183,981
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$48,666	$127,309	$36,039	$18,797	$—	$10,805	$241,616
Accounts Payable (Recoverable)-Related Parties	1,832,908	1,034,138	(2,648,416)	1,666	(209,491)	(10,805)	—
Current Portion of Long-Term Debt	1,533	6,369	4,010	88	—	—	12,000
Other Accrued Liabilities	75,039	337,374	223,705	44,230	—	—	680,348
Current Liabilities of Discontinued Operations	—	—	—	—	6,050	—	6,050
Total Current Liabilities	1,958,146	1,505,190	(2,384,662)	64,781	(203,441)	—	940,014
Long-Term Debt:	2,421,511	26,884	115,685	197,989	—	—	2,762,069
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	—	659,474	—	—	—	659,474
Pneumoconiosis Benefits	—	—	106,016	2,057	—	—	108,073
Mine Closing	—	—	209,384	9,247	—	—	218,631
Gas Well Closing	—	195,704	27,549	99	—	—	223,352
Workers’ Compensation	—	—	64,187	3,090	—	—	67,277
Salary Retirement	112,543	—	—	—	—	—	112,543
Other	17,876	117,658	15,663	463	—	—	151,660
Total Deferred Credits and Other Liabilities	130,419	313,362	1,082,273	14,956	—	—	1,541,010
Total CONSOL Energy Inc. Stockholders’ Equity	3,798,395	4,309,492	3,400,963	226,570	204,409	(8,141,434)	3,798,395
Noncontrolling Interest	—	—	—	—	—	142,493	142,493
Total Liabilities and Equity	$8,308,471	$6,154,928	$2,214,259	$504,296	$968	$(7,998,941)	$9,183,981

Income Statement for the Nine Months Ended September 30, 2017 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$812,511	$—	$—	$—	$812,511
Gain on Commodity Derivative Instruments	—	80,508	—	—	—	80,508
Coal Sales	—	—	674,550	224,850	—	899,400
Other Outside Sales	—	—	45,986	—	—	45,986
Purchased Gas Sales	—	32,678	—	—	—	32,678
Freight-Outside Coal	—	—	38,885	12,962	—	51,847
Miscellaneous Other Income	201,808	56,267	54,604	4,798	(201,808)	115,669
Gain on Sale of Assets	—	164,631	31,306	1,406	—	197,343
Total Revenue and Other Income	201,808	1,146,595	845,331	244,016	(201,808)	2,235,942
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	64,459	—	—	—	64,459
Transportation, Gathering and Compression	—	279,699	—	—	—	279,699
Production, Ad Valorem, and Other Fees	—	19,854	—	—	—	19,854
Depreciation, Depletion and Amortization	—	288,220	—	—	—	288,220
Exploration and Production Related Other Costs	—	33,980	—	—	—	33,980
Purchased Gas Costs	—	32,231	—	—	—	32,231
Other Corporate Expenses	—	68,172	—	—	—	68,172
Impairment of Exploration and Production Properties	—	137,865	—	—	—	137,865
Selling, General, and Administrative Costs	—	62,490	—	—	—	62,490
Total Exploration and Production Costs	—	986,970	—	—	—	986,970
PA Mining Operations Costs
Operating and Other Costs	—	—	456,403	152,275	—	608,678
Depreciation, Depletion and Amortization	—	—	94,191	31,150	—	125,341
Freight Expense	—	—	38,885	12,962	—	51,847
Selling, General, and Administrative Costs	—	—	39,419	11,218	—	50,637
Total PA Mining Operations Costs	—	—	628,898	207,605	—	836,503
Other Costs
Miscellaneous Operating Expense	40,961	—	76,046	—	—	117,007
Selling, General, and Administrative Costs	—	—	9,182	—	—	9,182
Depreciation, Depletion and Amortization	—	—	1,047	—	—	1,047
Loss on Debt Extinguishment	1,233	—	—	—	—	1,233
Interest Expense	114,963	1,794	5,353	7,257	—	129,367
Total Other Costs	157,157	1,794	91,628	7,257	—	257,836
Total Costs And Expenses	157,157	988,764	720,526	214,862	—	2,081,309
Earnings (Loss) From Continuing Operations Before Income Tax	44,651	157,831	124,805	29,154	(201,808)	154,633
Income Tax (Benefit) Expense	(59,453)	62,722	36,693	—	—	39,962
Income (Loss) from Continuing Operations	104,104	95,109	88,112	29,154	(201,808)	114,671
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	10,567	10,567
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$104,104	$95,109	$88,112	$29,154	$(212,375)	$104,104

Income Statement for the Nine Months Ended September 30, 2016 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Revenues and Other Income:
Natural Gas, NGLs and Oil Sales	$—	$555,526	$—	$—	$—	$(425)	$555,101
Gain on Commodity Derivative Instruments	—	53,872	—	—	—	—	53,872
Coal Sales	—	—	558,308	186,103	—	—	744,411
Other Outside Sales	—	—	20,687	—	—	—	20,687
Purchased Gas Sales	—	28,633	—	—	—	—	28,633
Freight-Outside Coal	—	—	25,476	8,473	—	—	33,949
Miscellaneous Other Income	(441,368)	60,592	51,304	2,264	—	441,367	114,159
Gain (Loss) on Sale of Assets	—	10,446	3,105	(10)	—	—	13,541
Total Revenue and Other Income	(441,368)	709,069	658,880	196,830	—	440,942	1,564,353
Costs and Expenses:
Exploration and Production Costs
Lease Operating Expense	—	73,996	—	—	—	—	73,996
Transportation, Gathering and Compression	—	279,753	—	—	—	—	279,753
Production, Ad Valorem, and Other Fees	—	23,732	—	—	—	—	23,732
Depreciation, Depletion and Amortization	—	312,122	—	—	—	—	312,122
Exploration and Production Related Other Costs	—	5,036	—	—	—	—	5,036
Purchased Gas Costs	—	28,692	—	—	—	—	28,692
Other Corporate Expenses	—	65,980	—	—	—	—	65,980
Selling, General, and Administrative Costs	—	74,067	—	—	—	—	74,067
Total Exploration and Production Costs	—	863,378	—	—	—	—	863,378
PA Mining Operations Costs
Operating and Other Costs	—	—	391,211	130,066	—	—	521,277
Depreciation, Depletion and Amortization	—	—	94,002	31,332	—	—	125,334
Freight Expense	—	—	25,476	8,473	—	—	33,949
Selling, General, and Administrative Costs	—	—	13,649	6,558	—	—	20,207
Total PA Mining Operations Costs	—	—	524,338	176,429	—	—	700,767
Other Costs
Miscellaneous Operating Expense	30,077	—	96,466	—	37	—	126,580
Selling, General, and Administrative Costs	—	—	11,124	—	—	—	11,124
Depreciation, Depletion and Amortization	452	—	4,011	—	—	—	4,463
Interest Expense	131,431	2,077	4,824	6,277	—	—	144,609
Total Other Costs	161,960	2,077	116,425	6,277	37	—	286,776
Total Costs And Expenses	161,960	865,455	640,763	182,706	37	—	1,850,921
(Loss) Earnings From Continuing Operations Before Income Tax	(603,328)	(156,386)	18,117	14,124	(37)	440,942	(286,568)
Income Tax (Benefit) Expense	(61,270)	(62,148)	51,634	—	(14)	—	(71,798)
(Loss) Income From Continuing Operations	(542,058)	(94,238)	(33,517)	14,124	(23)	440,942	(214,770)
Loss From Discontinued Operations, net	—	—	—	—	(322,747)	—	(322,747)
Net (Loss) Income	(542,058)	(94,238)	(33,517)	14,124	(322,770)	440,942	(537,517)
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	4,541	4,541
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(542,058)	$(94,238)	$(33,517)	$14,124	$(322,770)	$436,401	$(542,058)

Cash Flow for the Nine Months Ended September 30, 2017 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Continuing Operating Activities	$454,447	$(22,404)	$5,244	$60,708	$590	$(25,747)	$472,838
Net Cash Used in Discontinued Operating Activities	—	—	—	—	(614)	—	(614)
Net Cash Provided by (Used in) Operating Activities	$454,447	$(22,404)	$5,244	$60,708	$(24)	$(25,747)	$472,224
Cash Flows from Investing Activities:
Capital Expenditures	$(1,550)	$(390,619)	$(46,190)	$(12,261)	$—	$—	$(450,620)
Proceeds from Sales of Assets	—	382,186	43,192	1,500	—	—	426,878
Net Distributions from Equity Affiliates	—	35,620	—	—	—	—	35,620
Net Cash (Used in) Provided by Investing Activities	$(1,550)	$27,187	$(2,998)	$(10,761)	$—	$—	$11,878
Cash Flows from Financing Activities:
Payments on Miscellaneous Borrowings	$(1,917)	$(4,782)	$(2,246)	$1	$—	$—	$(8,944)
Payments on Long-Term Notes	(213,728)	—	—	—	—	—	(213,728)
Net Payments on Revolver - CNX Coal Resources LP	—	—	—	(13,000)	—	—	(13,000)
Distributions to Noncontrolling Interest	—	—	—	(42,150)	—	25,747	(16,403)
Issuance of Common Stock	859	—	—	—	—	—	859
Treasury Stock Activity	(6,346)	—	—	(1,009)	—	—	(7,355)
Debt Repurchase and Financing Fees	(298)	—	—	—	—	—	(298)
Net Cash (Used in) Provided by Financing Activities	$(221,430)	$(4,782)	$(2,246)	$(56,158)	$—	$25,747	$(258,869)

Cash Flow for the Nine Months Ended September 30, 2016 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non-Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Continuing Operating Activities	$613,513	$106,017	$32,398	$47,324	$(380,674)	$(44,698)	$373,880
Net Cash Provided by Discontinued Operating Activities	—	—	—	—	14,427	—	14,427
Net Cash Provided by (Used in) Operating Activities	$613,513	$106,017	$32,398	$47,324	$(366,247)	$(44,698)	$388,307
Cash Flows from Investing Activities:
Capital Expenditures	$(2,450)	$(134,967)	$(32,403)	$(9,569)	$—	$—	$(179,389)
CNXC Acquisition of 5% Pennsylvania Mining Complex	—	—	—	(21,500)	—	21,500	—
Proceeds from Sales of Assets	—	33,041	5,915	21	—	—	38,977
Net Distributions from (Investments in) Equity Affiliates	—	518	(5,073)	—	—	—	(4,555)
Net Cash (Used in) Provided by Continuing Investing Activities	(2,450)	(101,408)	(31,561)	(31,048)	—	21,500	(144,967)
Net Cash Provided by Discontinued Investing Activities	—	—	—	—	366,251	—	366,251
Net Cash (Used in) Provided by Investing Activities	$(2,450)	$(101,408)	$(31,561)	$(31,048)	$366,251	$21,500	$221,284
Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(598,000)	$—	$—	$—	$—	$—	$(598,000)
Payments on Miscellaneous Borrowings	(1,220)	(4,590)	(355)	(57)	—	—	(6,222)
Net Proceeds from Revolver - CNX Coal Resources LP	—	—	—	23,000	—	—	23,000
Distributions to Noncontrolling Interest	—	—	—	(30,486)	—	14,245	(16,241)
Pre-Merger Distributions to Parent	—	—	—	(8,953)	—	8,953	—
Dividends Paid	(2,294)	—	—	—	—	—	(2,294)
Issuance of Common Stock	4	—	—	—	—	—	4
Treasury Stock Activity	(1,669)	—	—	—	—	—	(1,669)
Debt Repurchase and Financing Fees	—	—	(482)	—	—	—	(482)
Net Cash (Used in) Provided by Continuing Financing Activities	(603,179)	(4,590)	(837)	(16,496)	—	23,198	(601,904)
Net Cash Used in Discontinued Financing Activities	—	—	—	—	(14)	—	(14)
Net Cash (Used in) Provided by Financing Activities	$(603,179)	$(4,590)	$(837)	$(16,496)	$(14)	$23,198	$(601,918)

Statement of Comprehensive Income for the Three Months Ended September 30, 2017 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Elimination	Consolidated
Net (Loss) Income	$(26,441)	$14,414	$(8,762)	$3,614	$(8,476)	$(25,651)
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments	3,464	—	3,503	(39)	(3,464)	3,464
Other Comprehensive Income (Loss):	3,464	—	3,503	(39)	(3,464)	3,464
Comprehensive (Loss) Income	(22,977)	14,414	(5,259)	3,575	(11,940)	(22,187)
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	779	779
Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(22,977)	$14,414	$(5,259)	$3,575	$(12,719)	$(22,966)

Statement of Comprehensive Income for the Three Months Ended September 30, 2016 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net Income (Loss)	$25,345	$96,834	$(9,170)	$6,401	$(34,979)	$(56,838)	$27,593
Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments	1,305	—	1,327	(22)	—	(1,305)	1,305
Reclassification of Cash Flow Hedges from OCI to Earnings	(12,458)	(12,458)	—	—	—	12,458	(12,458)
Other Comprehensive (Loss) Income:	(11,153)	(12,458)	1,327	(22)	—	11,153	(11,153)
Comprehensive Income (Loss)	14,192	84,376	(7,843)	6,379	(34,979)	(45,685)	16,440
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	—	2,248	2,248
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$14,192	$84,376	$(7,843)	$6,379	$(34,979)	$(47,933)	$14,192

Statement of Comprehensive Income for the Nine Months Ended September 30, 2017 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Elimination	Consolidated
Net Income (Loss)	$104,104	$95,109	$88,112	$29,154	$(201,808)	$114,671
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments	10,430	—	10,548	(118)	(10,430)	10,430
Other Comprehensive Income (Loss):	10,430	—	10,548	(118)	(10,430)	10,430
Comprehensive Income (Loss)	114,534	95,109	98,660	29,036	(212,238)	125,101
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	10,533	10,533
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$114,534	$95,109	$98,660	$29,036	$(222,771)	$114,568

Statement of Comprehensive Income for the Nine Months Ended September 30, 2016 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	CNXC Non- Guarantor	Other Subsidiary Non- Guarantors	Elimination	Consolidated
Net (Loss) Income	$(542,058)	$(94,238)	$(33,517)	$14,124	$(322,770)	$440,942	$(537,517)
Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments	6,866	—	6,936	(70)	—	(6,866)	6,866
Reclassification of Cash Flow Hedges from OCI to Earnings	(33,475)	(33,475)	—	—	—	33,475	(33,475)
Other Comprehensive (Loss) Income:	(26,609)	(33,475)	6,936	(70)	—	26,609	(26,609)
Comprehensive (Loss) Income	(568,667)	(127,713)	(26,581)	14,054	(322,770)	467,551	(564,126)
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	—	4,541	4,541
Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(568,667)	$(127,713)	$(26,581)	$14,054	$(322,770)	$463,010	$(568,667)

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

In May 2014, CONSOL Energy and Noble Energy (collectively, the "Sponsors") formed CONE Midstream Partners LP (the Partnership), a master limited partnership, to own, operate, develop and acquire natural gas gathering and other midstream energy assets to service each company's production in the Marcellus Shale in Pennsylvania and West Virginia. The Partnership's general partner is CONE Midstream GP LLC (the General Partner), a wholly owned subsidiary of CONE. CONSOL Energy accounts for CNX Gas Company's portion of the earnings in the Partnership under the equity method of accounting.

In November 2016, the Partnership acquired from CONE an additional 25% ownership interest in CONE Midstream DevCo 1 LP, commonly referred to as the "Anchor Systems." The transaction included a total purchase consideration of $248,000, comprised of $140,000 in cash and issuance of approximately 5,200,000 common limited partnership units to the Sponsors. Following the acquisition, CONE continues to have a 2% general partner interest in the Partnership, while each Sponsor's limited partner interest increased to 33.5%. At September 30, 2017, CNX Gas Company continues to own a 50% interest in the assets of CONE that were not contributed to the Partnership. In June 2017, Noble Energy announced that it intends to divest its interest in CONE to a portfolio company of Quantum Energy Partners.

In October 2017, the Board of Directors of the General Partner confirmed and approved that, upon the payment of the third-quarter distribution, the financial tests required for conversion of the Partnership’s subordinated units will be met. Accordingly, the subordination period with respect to the Partnership’s subordinated units will expire on November 15, 2017, and all of the 29,163,121 outstanding subordinated units will automatically convert into common units on a one-for-one basis on that day.

The following is a summary of the Company's Investment in Affiliates balances included within the Consolidated Balance Sheets associated with CONE and the Partnership, respectively:

	CONE	The Partnership	Total
Balance at December 31, 2016	$151,075	$18,133	$169,208
Equity in Earnings	4,500	29,469	33,969
Distributions	(17,254)	(18,366)	(35,620)
Asset Transfer	(2,527)	2,527	—
Balance at September 30, 2017	$135,794	$31,763	$167,557

The following transactions were included in Miscellaneous Other Income and Transportation, Gathering and Compression within the Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Miscellaneous Other Income:
Equity in Earnings of Affiliates - CONE	$2,350	$6,567	$4,500	$13,713
Equity in Earnings of Affiliates - the Partnership	$9,685	$7,586	$29,469	$22,996

Transportation, Gathering and Compression:
Gathering Services - CONE	$217	$144	$702	$513
Gathering Services - the Partnership	$32,639	$30,908	$98,388	$92,100

At September 30, 2017 and December 31, 2016, CONSOL Energy had a net payable of $9,993 and $5,815, respectively, due to both the Partnership and CONE primarily for accrued but unpaid gathering services.

CNX Coal Resources LP

CNX Coal Resources GP, a wholly owned subsidiary of CONSOL Energy, is the general partner of CNX Coal Resources LP (CNXC).

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

In October 2017, CONSOL Energy elected to have the 3,956,496 Class A Preferred Units, representing the Company's limited partner interest in CNXC, converted into an equal number of Common Units under the terms of the Second Amended and Restated Agreement of Limited Partnership of CNXC.

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

Charges for services from CONSOL Energy include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Operating and Other Costs	$850	$854	$2,589	$3,390
Selling, General and Administrative Expenses	834	856	2,288	3,090
Total Services from CONSOL Energy	$1,684	$1,710	$4,877	$6,480

At September 30, 2017 and December 31, 2016, CNXC had a net payable to CONSOL Energy in the amount of $1,906 and $1,666, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the omnibus agreement.

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
The new standards are effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. Management continues to evaluate the impact that these standards will have on CONSOL Energy's financial statements, specifically as it relates to contracts that contain positive electric power price-related adjustments. CONSOL Energy anticipates using the modified retrospective approach to adoption as it relates to ASU 2014-09. CONSOL Energy is currently finalizing a detailed analysis at the individual contract level. The Company's implementation efforts are focused on accounting policy and disclosure updates and does not expect the implementation of the standard to be material.
In February 2016, the FASB issued Update 2016-02 - Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Update 2016-02 does retain a distinction between finance leases and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. Retaining this distinction allows the recognition, measurement and presentation of expenses and cash flows arising from a lease to not significantly change from previous GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities, but to recognize lease expense on a straight-line basis over the lease term. For both financing and operating leases, the right-to-use asset and lease liability will be initially measured at the present value of the lease payments in the statement of financial position.The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. CONSOL Energy is currently reviewing all existing leases and agreements that are covered by this standard and will continue to evaluate the impact on the financial statements and related disclosures.
NOTE 19—SUBSEQUENT EVENTS:

On October 27, 2017, the Company filed Amendment No. 5 to the Registration Statement on Form 10 with the United States Securities and Exchange Commission (the “SEC”), which includes information about CONSOL Mining and the business and assets that it will own upon completion of the spin-off. The Registration Statement on Form 10 has not yet been declared effective by the SEC, and completion of the spin-off remains subject to various conditions.

On October 30, 2017, the Company’s Board of Directors gave final approval to the previously announced separation (the “Separation and Distribution”) into two publicly-traded companies, a coal company (CONSOL Mining Corporation) and a natural gas exploration and production (E&P) company. The Company’s Board of Directors also declared a pro rata distribution of all of the outstanding shares of CONSOL Mining Corporation common stock to the Company’s stockholders, which is expected to be made on November 28, 2017, (the “Record Date”). Each of the Company’s stockholders as of the Record Date will receive one share of CONSOL Mining Corporation common stock for every eight (8) shares of the Company’s common stock held at the close of business on the Record Date. Stockholders will receive cash in lieu of fractional shares of CONSOL Mining Corporation common stock. The Separation and Distribution is subject to the satisfaction or waiver of certain conditions. Following the Separation and Distribution, CONSOL Energy will not retain any equity interest in CONSOL Mining Corporation. In connection with the Separation and Distribution, CONSOL Energy Inc. will change its name to CNX Resources Corporation, and will retain its ticker symbol “CNX” on the New York Stock Exchange. CONSOL Mining Corporation will assume the name CONSOL Energy Inc., and will trade as an independent company on the New York Stock Exchange under the ticker symbol “CEIX”. CONSOL Energy stockholders will retain their shares of Company common stock, but as a result of the name change, these shares will represent shares of CNX Resources Corporation after the time of separation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

As previously announced, CONSOL Energy Inc. (the “Company”) plans to separate into two publicly-traded companies: a coal company and a natural gas exploration and production (E&P) company (the “spin-off”). In connection with the proposed spin-off, CONSOL Mining Corporation (“CONSOL Mining”), a subsidiary of the Company that will hold the coal business at the time of the spin-off, previously filed a Registration Statement on Form 10 with the United States Securities and Exchange Commission (the “SEC”), which includes information about CONSOL Mining and the business and assets that it will own upon completion of the spin-off. The Registration Statement on Form 10 has not yet been declared effective by the SEC, and completion of the spin-off remains subject to various conditions. The Company’s board of directors gave final approval to the spin-off on October 30, 2017.

CONSOL Energy's E&P Division had earnings before income tax of $20 million for the three months ended September 30, 2017, compared to earnings before income tax of $161 million for the three months ended September 30, 2016. Included in the 2017 earnings before income tax was an unrealized gain on commodity derivative instruments of $2 million and a gain on sale of assets of $27 million (See Note 3 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). Included in the 2016 earnings before income tax was an unrealized gain on commodity derivative instruments of $160 million and a gain on sale of assets of $15 million.

For the third quarter of 2017, CONSOL Energy's average sales price for natural gas, natural gas liquids (NGLs), oil, and condensate was $2.50 per Mcfe. CONSOL Energy's average price for natural gas was $2.18 per Mcf for the quarter and, including cash settlements from hedging, was $2.38 per Mcf. The average realized price for all liquids for the third quarter of 2017 was $20.77 per barrel.

During the third quarter of 2017, CONSOL's E&P Division sold 101.0 Bcfe, or an increase of 4.8% from the 96.4 Bcfe sold in the year-earlier quarter. Also during the quarter, total production costs decreased to $2.26 per Mcfe, compared to the year-earlier quarter of $2.36 per Mcfe, driven primarily by reductions in operating expense, non-income based taxes and deprecation, depletion and amortization.

E&P Division capital expenditures in the third quarter were $148 million.

CONSOL Energy's PA Mining Operations division sold 6.3 million tons in the third quarter of 2017, compared to 6.0 million tons during the year-earlier quarter. Total unit costs were $37.32 per ton, compared to $35.79 per ton in the year-earlier quarter. The PA Mining Operations division had earnings before income tax of $21 million.

CONSOL Energy 2017 - 2018 Guidance

E&P DIVISION GUIDANCE

CONSOL Energy maintains its E&P Division production guidance for 2017 of approximately 405-415 Bcfe and total E&P capital expenditures in 2017 of approximately $620-$645 million. For full year 2018, the company maintains production guidance of 520-550 Bcfe.

Total hedged natural gas production in the fourth quarter of 2017 is 83.1 Bcf. The annual gas hedge position is shown in the table below:

	2017	2018
Volumes Hedged (Bcf), as of 10/17/17	316.6*	333.3
*Includes actual settlements of 258.2 Bcf.

CONSOL Energy's hedged gas volumes include a combination of NYMEX financial hedges and index (NYMEX and basis) hedges and contracts. In addition, to protect the NYMEX hedge volumes from basis exposure, CONSOL Energy enters into basis-only financial hedges and physical sales with fixed basis at certain sales points. CONSOL Energy's gas hedge position is shown in the table below:

GAS HEDGES

	Q4 2017	2017	2018	2019	2020
NYMEX Only Hedges
Volumes (Bcf)	73.5	282.4	316.1	226.3	161.6
Average Prices ($/Mcf)	$3.16	$3.14	$3.14	$2.99	$2.89
Index Hedges and Contracts
Volumes (Bcf)	9.6	34.2	17.2	13.1	11.9
Average Prices ($/Mcf)	$3.01	$3.11	$2.62	$2.44	$2.27
Total Volumes Hedged (Bcf)[1]	83.1	316.6	333.3	239.4	173.5

NYMEX + Basis (fully-covered volumes)[2]
Volumes (Bcf)	81.7	311.3	333.3	239.1	166.2
Average Prices ($/Mcf)	$2.62	$2.59	$2.78	$2.69	$2.59
NYMEX Only Hedges Exposed to Basis
Volumes (Bcf)	1.4	5.3	—	0.3	7.3
Average Prices ($/Mcf)	$3.16	$3.14	$—	$2.99	$2.89
Total Volumes Hedged (Bcf)[1]	83.1	316.6	333.3	239.4	173.5
12018 excludes 9.1 Bcf of physical basis sales not matched with NYMEX hedges.
2Includes physical sales with fixed basis in Q4 2017, 2017, 2018, 2019, and 2020 of 19.1 Bcf, 64.0 Bcf, 97.5 Bcf, 103.9 Bcf, and 65.0 Bcf, respectively.

During the third quarter of 2017, CONSOL Energy added additional NYMEX natural gas hedges of 4.3 Bcf, 7.0 Bcf, 21.9 Bcf, and 94.1 Bcf for 2018, 2019, 2020, and 2021, respectively. To help mitigate basis exposure on NYMEX hedges, in the third quarter CONSOL Energy added 1.4 Bcf, 34.4 Bcf, 37.7 Bcf, 41.4 Bcf, and 54.2 Bcf of basis hedges for 2017, 2018, 2019, 2020, and 2021, respectively.

PA MINING OPERATIONS DIVISION GUIDANCE

CONSOL Energy expects total consolidated PA Mining Operations annual sales to be approximately 26.0-27.0 million tons for 2017. Also, CONSOL Energy reduces total consolidated capital expenditures for PA Mining Operations to $92-$108 million for 2017.

Results of Operations - Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016
Net (Loss) Income Attributable to CONSOL Energy Shareholders
CONSOL Energy reported a net loss attributable to CONSOL Energy shareholders of $26 million, or a loss per diluted share of $0.11, for the three months ended September 30, 2017, compared to net income attributable to CONSOL Energy shareholders of $25 million, or earnings of $0.11 per diluted share, for the three months ended September 30, 2016.

	For the Three Months Ended September 30,
(Dollars in thousands)	2017	2016	Variance
(Loss) Income from Continuing Operations	$(25,651)	$62,568	$(88,219)
Loss from Discontinued Operations, net	—	(34,975)	34,975
Net (Loss) Income	$(25,651)	$27,593	$(53,244)
Less: Net Income Attributable to Noncontrolling Interest	790	2,248	(1,458)
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$(26,441)	$25,345	$(51,786)

CONSOL Energy consists of two principal business divisions: Exploration and Production (E&P) and Pennsylvania (PA) Mining Operations. The E&P division includes four reportable segments: Marcellus, Utica, Coalbed Methane (CBM) and Other Gas.

The E&P division had earnings before income tax of $20 million for the three months ended September 30, 2017, compared to earnings before income tax of $161 million for the three months ended September 30, 2016. Included in the 2017 earnings before income tax was an unrealized gain on commodity derivative instruments of $2 million and gain on sale of assets of $27 million (See Note 3 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). Included in the 2016 earnings before income tax was an unrealized gain on commodity derivative instruments of $160 million and gain on sale of assets of $15 million.

The following table presents a breakout of net liquid and natural gas sales information to assist in the understanding of the Company’s natural gas production and sales portfolio.

	For the Three Months Ended September 30,
in thousands (unless noted)	2017	2016	Variance	Percent Change
LIQUIDS
NGLs:
Sales Volume (MMcfe)	10,308	12,341	(2,033)	(16.5)%
Sales Volume (Mbbls)	1,718	2,057	(339)	(16.5)%
Gross Price ($/Bbl)	$19.32	$13.14	$6.18	47.0%
Gross Revenue	$33,220	$27,048	$6,172	22.8%

Oil:
Sales Volume (MMcfe)	90	94	(4)	(4.3)%
Sales Volume (Mbbls)	15	16	(1)	(4.3)%
Gross Price ($/Bbl)	$41.94	$42.06	$(0.12)	(0.3)%
Gross Revenue	$631	$663	$(32)	(4.8)%

Condensate:
Sales Volume (MMcfe)	625	1,205	(580)	(48.1)%
Sales Volume (Mbbls)	104	201	(97)	(48.1)%
Gross Price ($/Bbl)	$41.34	$37.26	$4.08	11.0%
Gross Revenue	$4,306	$7,483	$(3,177)	(42.5)%

GAS
Sales Volume (MMcf)	90,004	82,752	7,252	8.8%
Sales Price ($/Mcf)	$2.18	$2.06	$0.12	5.8%
Gross Revenue	$196,286	$170,720	$25,566	15.0%

Hedging Impact ($/Mcf)	$0.20	$0.47	$(0.27)	(57.4)%
Gain on Commodity Derivative Instruments - Cash Settlement	$17,671	$38,637	$(20,966)	(54.3)%

The E&P division's natural gas, NGLs, and oil sales were $234 million for the three months ended September 30, 2017, compared to $206 million for the three months ended September 30, 2016. The increase was primarily due to the 5.8% increase in the average gas sales price per Mcf without the impact of derivative instruments and the 4.8% increase in total E&P sales volumes.

The E&P division's sales volumes, average sales price (including the effects of derivative instruments), and average costs for all active E&P operations were as follows:

	For the Three Months Ended September 30,
	2017	2016	Variance	Percent Change
E&P Sales Volumes (Bcfe)	101.0	96.4	4.6	4.8%

Average Sales Price (per Mcfe)	$2.50	$2.54	$(0.04)	(1.6)%
Average Costs (per Mcfe)	2.26	2.36	(0.10)	(4.2)%
Average Margin	$0.24	$0.18	$0.06	33.3%

The decrease in average sales price was the result of the $0.27 per Mcf decrease in the realized gain on commodity derivative instruments related to the Company's hedging program offset, in part, by a $0.12 per Mcf improvement in general market prices in the Appalachian basin during the current period as well as an overall increase in natural gas liquids pricing.

Changes in the average costs per Mcfe were primarily related to the following items:

•
Depreciation, depletion and amortization decreased on a per-unit basis primarily due to a reduction in Marcellus rates as a result of an increase in the Company's Marcellus reserves. See Note 9 - Property, Plant and Equipment of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
Production, ad valorem and other fees decreased on a per unit basis in the period-to-period comparison, primarily the result of the declining tax basis in the Company's shallow oil and gas wells, as well as various asset sales. See Note 3 - Acquisitions and Dispositions and Note 9 - Property, Plant and Equipment of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
Lease operating expense decreased on a per unit basis in the period-to-period comparison due to a decrease in well tending costs, costs passed on by our joint-venture partners and environmental costs. The decrease in unit costs was also due to the overall increase in E&P sales volumes.

The PA Mining Operations division had earnings before income tax of $21 million for the three months ended September 30, 2017, compared to earnings before income tax of $35 million for the three months ended September 30, 2016.
Sales tons, average sales price and average cost of goods sold per ton for the PA Mining Operations division were as follows:

	For the Three Months Ended September 30,
	2017	2016	Variance	Percent Change
Company Produced PA Mining Operations Tons Sold (in millions)	6.3	6.0	0.3	5.0%

Average Sales Price per ton sold	$44.16	$44.30	$(0.14)	(0.3)%
Average Cost of Goods Sold per ton sold	37.32	35.79	1.53	4.3%
Average Margin	$6.84	$8.51	$(1.67)	(19.6)%

The increase in overall tons sold was primarily related to an increase in export tons in the period-to-period comparison. The PA Mining Operations division priced 2.1 million tons on the export market for the three months ended September 30, 2017, compared to 0.6 million tons for the three months ended September 30, 2016. All other tons were sold on the domestic market.

Changes in the average cost of goods sold per ton were primarily driven by an increase in belt advancement and equipment overhaul related projects, additional operating expenses incurred at the Bailey Mine resulting from permitting issues and adverse geological conditions at the Enlow Fork Mine.

The Other division includes other business activities not assigned to the E&P or PA Mining Operations divisions, as well as any income tax benefit or expense. The Other division had a net loss of $67 million for the three months ended September 30, 2017, compared to a net loss of $134 million for the three months ended September 30, 2016.
Selling, general and administrative (SG&A) costs are charged to the PA Mining Operations division based upon a shared service agreement between CONSOL Energy and CNX Coal Resources LP (CNXC). The shared service agreement calls for CONSOL Energy to provide certain selling, general and administrative services that are paid for monthly, based on an agreed upon fixed fee that is reset at least annually. See Note 17 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. The remaining SG&A costs are allocated between the E&P, PA Mining Operations and Other divisions based primarily on a percentage of total revenue and a percentage of total projected capital expenditures.

SG&A costs are excluded from E&P and PA Mining Operations unit costs. SG&A costs were $42 million for the three months ended September 30, 2017, compared to $39 million for the three months ended September 30, 2016. SG&A costs increased due to the following items:

	For the Three Months Ended September 30,
(in millions)	2017	2016	Variance	Percent Change
Stock-Based Compensation	$11	$8	$3	37.5%
Short-Term Incentive Compensation	6	5	1	20.0%
Consulting and Professional Services	4	4	—	—%
Rent	2	2	—	—%
Advertising and Promotion	—	1	(1)	(100.0)%
Employee Wages and Related Expenses	13	15	(2)	(13.3)%
Other	6	4	2	50.0%
Total Company Selling, General and Administrative Costs	$42	$39	$3	7.7%

•
Stock-Based Compensation expense increased $3 million in the period-to-period comparison primarily due to additional non-cash amortization recorded in the current period for employees who received awards under the Performance Share Unit (PSU) program.

•	Employee Wages and Related Expenses decreased $2 million in the period-to-period comparison due to reductions in employee headcount in the current period.

Total Company long-term liabilities, such as Other Post-Employment Benefits (OPEB), the salary retirement plan, workers' compensation, Coal Workers' Pneumoconiosis (CWP) and long-term disability are actuarially calculated for the Company as a whole. In general, the expenses are then allocated to the segments based upon criteria specific to each liability. Total CONSOL Energy continuing operations expense related to actuarial liabilities was $14 million for the three months ended September 30, 2017, compared to $17 million for the three months ended September 30, 2016. See Note 14 - Pension and Other Postretirement Benefits Plans and Note 15 - Coal Workers' Pneumoconiosis (CWP) and Workers' Compensation in the Notes to the Audited Consolidated Financial Statements in Item 8 of the Company's December 31, 2016 Form 10-K, and Note 5 - Components of Pension and OPEB Plans Net Periodic Benefit Costs and Note 6 - Components of CWP and Workers' Compensation Net Periodic Benefit Costs in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details.

TOTAL E&P DIVISION ANALYSIS for the three months ended September 30, 2017 compared to the three months ended September 30, 2016:
The E&P division had earnings before income tax of $20 million for the three months ended September 30, 2017 compared to earnings before income tax of $161 million for the three months ended September 30, 2016. Variances by individual E&P segment are discussed below.

	For the Three Months Ended					Difference to Three Months Ended
	September 30, 2017					September 30, 2016
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGLs and Oil Sales	$134	$43	$47	$10	$234	$27	$3	$—	$(2)	$28
Gain on Commodity Derivative Instruments	11	3	3	2	19	(13)	(2)	(5)	(159)	(179)
Purchased Gas Sales	—	—	—	13	13	—	—	—	1	1
Miscellaneous Other Income	—	—	—	21	21	—	—	—	2	2
Gain on Sale of Assets	—	—	—	27	27	—	—	—	12	12
Total Revenue and Other Income	145	46	50	73	314	14	1	(5)	(146)	(136)
Lease Operating Expense	8	5	7	2	22	—	1	—	(2)	(1)
Production, Ad Valorem, and Other Fees	3	1	2	—	6	(2)	—	—	(1)	(3)
Transportation, Gathering and Compression	67	12	16	4	99	10	(2)	(2)	(2)	4
Depreciation, Depletion and Amortization	55	21	20	6	102	4	(1)	(1)	(1)	1
Exploration and Production Related Other Costs	—	—	—	4	4	—	—	—	4	4
Purchased Gas Costs	—	—	—	13	13	—	—	—	1	1
Other Corporate Expenses	—	—	—	27	27	—	—	—	5	5
Selling, General and Administrative Costs	—	—	—	20	20	—	—	—	(6)	(6)
Total Exploration and Production Costs	133	39	45	76	293	12	(2)	(3)	(2)	5
Interest Expense	—	—	—	1	1	—	—	—	—	—
Total E&P Division Costs	133	39	45	77	294	12	(2)	(3)	(2)	5
Earnings (Loss) Before Income Tax	$12	$7	$5	$(4)	$20	$2	$3	$(2)	$(144)	$(141)

MARCELLUS SEGMENT
The Marcellus segment had earnings before income tax of $12 million for the three months ended September 30, 2017 compared to earnings before income tax of $10 million for the three months ended September 30, 2016.

	For the Three Months Ended September 30,
	2017	2016	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	52.1	43.0	9.1	21.2%
NGLs Sales Volumes (Bcfe)*	7.9	8.3	(0.4)	(4.8)%
Condensate Sales Volumes (Bcfe)*	0.4	0.5	(0.1)	(20.0)%
Total Marcellus Sales Volumes (Bcfe)*	60.4	51.8	8.6	16.6%

Average Sales Price - Gas (per Mcf)	$2.03	$2.06	$(0.03)	(1.5)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$0.22	$0.55	$(0.33)	(60.0)%
Average Sales Price - NGLs (per Mcfe)*	$3.17	$1.94	$1.23	63.4%
Average Sales Price - Condensate (per Mcfe)*	$6.18	$5.50	$0.68	12.4%

Total Average Marcellus Sales Price (per Mcfe)	$2.40	$2.53	$(0.13)	(5.1)%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.13	0.15	(0.02)	(13.3)%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.04	0.10	(0.06)	(60.0)%
Average Marcellus Transportation, Gathering and Compression costs (per Mcfe)	1.10	1.10	—	—%
Average Marcellus Depreciation, Depletion and Amortization costs (per Mcfe)	0.93	0.98	(0.05)	(5.1)%
Total Average Marcellus Costs (per Mcfe)	$2.20	$2.33	$(0.13)	(5.6)%
Average Margin for Marcellus (per Mcfe)	$0.20	$0.20	$—	—%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGLs and oil sales of $134 million for the three months ended September 30, 2017 compared to $107 million for the three months ended September 30, 2016. The $27 million increase was primarily due to a 16.6% increase in total Marcellus sales volumes, partially offset by a 1.5% decrease in average gas sales price. The increase in sales volumes was primarily due to additional wells being turned in line in the current period.

The decrease in the total average Marcellus sales price was primarily due to a $0.33 per Mcf decrease in the gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 49.5 Bcf of the Company's produced Marcellus gas sales volumes for the three months ended September 30, 2017 at an average gain of $0.23 per Mcf. For the three months ended September 30, 2016, these financial hedges represented approximately 44.2 Bcf at an average gain of $0.53 per Mcf.

Total exploration and production costs for the Marcellus segment were $133 million for the three months ended September 30, 2017 compared to $121 million for the three months ended September 30, 2016. The increase in total dollars and decrease in unit costs for the Marcellus segment were due to the following items:

•Marcellus lease operating expense remained consistent at $8 million for the three months ended September 30, 2017 and September 30, 2016. The decrease in unit costs was driven by the 16.6% increase in total Marcellus sales volumes.

•Marcellus production, ad valorem, and other fees were $3 million for the three months ended September 30, 2017 compared to $5 million for the three months ended September 30, 2016. The decrease in total dollars was primarily related to a change in production mix by state as a result of the termination of the Marcellus joint venture with Noble Energy. The decrease in unit costs was due to the decreased total dollars described above, as well as the 16.6% increase in total Marcellus sales volumes.

•Marcellus transportation, gathering and compression costs were $67 million for the three months ended September 30, 2017 compared to $57 million for the three months ended September 30, 2016. The increase in total dollars was primarily related to a change in production mix to higher cost wet gas offset, in part, by a decrease in firm transportation expense due to a decrease in utilization.

•Depreciation, depletion and amortization costs attributable to the Marcellus segment were $55 million for the three months ended September 30, 2017 compared to $51 million for the three months ended September 30, 2016. The period-to-period increase in total dollars was driven by the increased Marcellus production, offset, in part, by a decrease in overall Marcellus rates primarily due to an increase in the Company's Marcellus reserves. These amounts included depletion on a unit of production basis of $0.91 per Mcfe and $0.97 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

UTICA SEGMENT

The Utica segment had earnings before income tax of $7 million for the three months ended September 30, 2017 compared to earnings before income tax of $4 million for the three months ended September 30, 2016.

	For the Three Months Ended September 30,
	2017	2016	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	17.5	17.7	(0.2)	(1.1)%
NGLs Sales Volumes (Bcfe)*	2.4	4.0	(1.6)	(40.0)%
Condensate Sales Volumes (Bcfe)*	0.2	0.7	(0.5)	(71.4)%
Total Utica Sales Volumes (Bcfe)*	20.1	22.4	(2.3)	(10.3)%

Average Sales Price - Gas (per Mcf)	$1.92	$1.40	$0.52	37.1%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$0.14	$0.26	$(0.12)	(46.2)%
Average Sales Price - NGLs (per Mcfe)*	$3.39	$2.69	$0.70	26.0%
Average Sales Price - Condensate (per Mcfe)*	$9.06	$6.80	$2.26	33.2%

Total Average Utica Sales Price (per Mcfe)	$2.28	$2.00	$0.28	14.0%
Average Utica Lease Operating Expenses (per Mcfe)	0.23	0.20	0.03	15.0%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.05	0.06	(0.01)	(16.7)%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.62	0.62	—	—%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	1.01	0.93	0.08	8.6%
Total Average Utica Costs (per Mcfe)	$1.91	$1.81	$0.10	5.5%
Average Margin for Utica (per Mcfe)	$0.37	$0.19	$0.18	94.7%
*NGLs, Oil and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Utica segment had natural gas, NGLs and oil sales of $43 million for the three months ended September 30, 2017 compared to $40 million for the three months ended September 30, 2016. The $3 million increase was primarily due to the 37.1% increase in average gas sales price, offset, in part, by the 10.3% decrease in total Utica sales volumes. The decrease in total Utica sales volumes primarily related to normal well declines in both Company operated and joint venture operated areas, as well as temporary shut-ins for additional drilling.

The increase in the total average Utica sales price was primarily due to a $0.52 per Mcf increase in average gas sales price, offset, in part, by a $0.12 per Mcf decrease in the gain on commodity derivative instruments in the current period. The notional amounts associated with these financial hedges represented approximately 10.9 Bcf of the Company's produced Utica gas sales volumes for the three months ended September 30, 2017 at an average gain of $0.23 per Mcf. For the three months ended September 30, 2016, these financial hedges represented approximately 8.8 Bcf at an average gain of $0.53 per Mcf.

Total exploration and production costs for the Utica segment were $39 million for the three months ended September 30, 2017 compared to $41 million for the three months ended September 30, 2016. The decrease in total dollars and increase in unit costs for the Utica segment were due to the following items:

•Utica lease operating expense was $5 million for the three months ended September 30, 2017 compared to $4 million for the three months ended September 30, 2016. The increase in total dollars was primarily due to increased repairs and maintenance expense, as well as higher employee costs in the current period. The increase in unit costs was due to the increased total dollars described above, as well as the 10.3% decrease in total Utica sales volumes.

•Utica production, ad valorem, and other fees remained consistent at $1 million for the three months ended September 30, 2017 and September 30, 2016. The decrease in unit costs was due to a nominal decrease in total dollars.

•Utica transportation, gathering and compression costs were $12 million for the three months ended September 30, 2017 compared to $14 million for the three months ended September 30, 2016. The $2 million decrease in total dollars was primarily related to a decrease in liquids processing fees related to the decrease in production (both Company operated and joint venture operated) and a decrease in utilized firm transportation expense in the current period.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $21 million for the three months ended September 30, 2017 compared to $22 million for the three months ended September 30, 2016. These amounts included depletion on a unit of production basis of $1.01 per Mcfe and $0.93 per Mcfe, respectively.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $5 million for the three months ended September 30, 2017 compared to earnings before income tax of $7 million for the three months ended September 30, 2016.

	For the Three Months Ended September 30,
	2017	2016	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	16.2	17.0	(0.8)	(4.7)%

Average Sales Price - Gas (per Mcf)	$2.88	$2.77	$0.11	4.0%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$0.19	$0.48	$(0.29)	(60.4)%

Total Average CBM Sales Price (per Mcf)	$3.07	$3.25	$(0.18)	(5.5)%
Average CBM Lease Operating Expenses (per Mcf)	0.41	0.41	—	—%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.11	0.10	0.01	10.0%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.98	1.06	(0.08)	(7.5)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.23	1.27	(0.04)	(3.1)%
Total Average CBM Costs (per Mcf)	$2.73	$2.84	$(0.11)	(3.9)%
Average Margin for CBM (per Mcf)	$0.34	$0.41	$(0.07)	(17.1)%

The CBM segment natural gas sales remained consistent at $47 million for the three months ended September 30, 2017 and September 30, 2016. The decrease in CBM sales volumes was primarily due to normal well declines and less drilling activity.

The total average CBM sales price decreased $0.18 per Mcf, due primarily to a $0.29 per Mcf decrease in the gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 14.2 Bcf of the Company's produced CBM sales volumes for the three months ended September 30, 2017 at an average gain of $0.22 per Mcf. For the three months ended September 30, 2016, these financial hedges represented approximately 15.3 Bcf at an average gain of $0.54 per Mcf.

Total exploration and production costs for the CBM segment were $45 million for the three months ended September 30, 2017 compared to $48 million for the three months ended September 30, 2016. The decrease in total dollars and decrease in unit costs for the CBM segment were due to the following items:

•CBM production, ad valorem, and other fees remained consistent at $2 million for the three months ended September 30, 2017 and September 30, 2016. Unit costs increased in the current period, due primarily to the 4.7% decrease in CBM sales volumes.

•CBM transportation, gathering and compression costs were $16 million for the three months ended September 30, 2017 compared to $18 million for the three months ended September 30, 2016. The $2 million decrease was primarily related to a decrease in power expense related to an effort to minimize the number of compressors needed and a decrease in utilized firm transportation expense resulting from the decrease in CBM sales volumes. Unit costs were also positively impacted by the decrease in total dollars which was offset, in part, by the decrease in CBM sales volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $20 million for the three months ended September 30, 2017 compared to $21 million for the three months ended September 30, 2016. These amounts included depletion on a unit of production basis of $0.77 per Mcf and $0.81 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

OTHER GAS SEGMENT

The Other Gas segment had a loss before income tax of $4 million for the three months ended September 30, 2017 compared to earnings before income tax of $140 million for the three months ended September 30, 2016.

	For the Three Months Ended September 30,
	2017	2016	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	4.2	5.1	(0.9)	(17.6)%
Oil Sales Volumes (Bcfe)*	0.1	0.1	—	—%
Total Other Sales Volumes (Bcfe)*	4.3	5.2	(0.9)	(17.3)%

Average Sales Price - Gas (per Mcf)	$2.40	$2.03	$0.37	18.2%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$0.18	$0.44	$(0.26)	(59.1)%
Average Sales Price - Oil (per Mcfe)*	$7.11	$7.03	$0.08	1.1%

Total Average Other Sales Price (per Mcfe)	$2.63	$2.55	$0.08	3.1%
Average Other Lease Operating Expenses (per Mcfe)	0.64	0.71	(0.07)	(9.9)%
Average Other Production, Ad Valorem, and Other Fees (per Mcfe)	0.11	0.16	(0.05)	(31.3)%
Average Other Transportation, Gathering and Compression Costs (per Mcfe)	0.87	1.10	(0.23)	(20.9)%
Average Other Depreciation, Depletion and Amortization Costs (per Mcfe)	1.06	1.40	(0.34)	(24.3)%
Total Average Other Costs (per Mcfe)	$2.68	$3.37	$(0.69)	(20.5)%
Average Margin for Other (per Mcfe)	$(0.05)	$(0.82)	$0.77	93.9%

*Oil is converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil and natural gas prices.

The Other Gas segment includes activity not assigned to the Marcellus, Utica, or CBM segments. This segment also includes purchased gas activity, unrealized gain or loss on commodity derivative instruments, exploration and production related other costs, unutilized firm transportation and processing fees, other corporate expenses and miscellaneous operational activity not assigned to a specific E&P segment.

Other Gas sales volumes are primarily related to shallow oil and gas production. Natural gas, NGLs and oil sales related to the Other Gas segment were $10 million for the three months ended September 30, 2017 compared to $12 million for the three months ended September 30, 2016. The decrease in natural gas, NGLs and oil sales primarily related to the 17.6% decrease in total Other Gas sales volumes, offset, in part by the $0.37 per Mcf increase in the average gas sales price. Total exploration and production costs related to these other sales were $12 million for the three months ended September 30, 2017 compared to $18 million for the three months ended September 30, 2016. The decrease was primarily due to a decrease in depreciation, depletion and amortization costs as a result of certain assets becoming fully depreciated in the current period as well as the sale of Knox Energy in the second quarter of 2017 (See Note 3 - Acquisitions and Dispositions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). There was also a decrease in transportation, gathering and compression costs in the current period primarily related to a decrease in power, compression and environmental expense.

The Other Gas segment recognized an unrealized gain on commodity derivative instruments of $2 million for the three months ended September 30, 2017 compared to an unrealized gain on commodity derivative instruments of $160 million for the three months ended September 30, 2016. The unrealized gain on commodity derivative instruments represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis. In addition, the Other Gas segment had a realized gain of $1 million for the three months ended September 30, 2016 related to the cash settlement of commodity hedges.

Purchased gas volumes represent volumes of gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers. Purchased gas sales revenues and costs were each $13 million for the three months ended September 30, 2017 compared to $12 million for the three months ended September 30, 2016.

	For the Three Months Ended September 30,
	2017	2016	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcfe)	5.9	5.7	0.2	3.5%
Average Sales Price (per Mcfe)	$2.28	$2.11	$0.17	8.1%
Average Cost (per Mcfe)	$2.24	$2.09	$0.15	7.2%

Miscellaneous other income was $21 million for the three months ended September 30, 2017 compared to $19 million for the three months ended September 30, 2016. The $2 million increase was due to the following items:

	For the Three Months Ended September 30,
(in millions)	2017	2016	Variance	Percent Change
Gathering Revenue	$3	$3	$—	—%
Equity in Earnings of Affiliates	12	15	(3)	(20.0)%
Other	6	1	5	500.0%
Total Miscellaneous Other Income	$21	$19	$2	10.5%

•
Equity in Earnings of Affiliates decreased $3 million due to an decrease in earnings from CONE Midstream Partners, LP. and CONE Gathering, LLC. See Note 17 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Gain on sale of assets was a gain of $27 million for the three months ended September 30, 2017 compared to a gain of $15 million for the three months ended September 30, 2016. The $12 million increase was primarily due to sale of undeveloped acres of the Marcellus Shale in Allegheny and Westmoreland counties, Pennsylvania. See Note 3 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Exploration and production related other costs were $4 million for the three months ended September 30, 2017 and were nominal for the three months ended September 30, 2016. The $4 million increase is due to the following items:

	For the Three Months Ended September 30,
(in millions)	2017	2016	Variance	Percent Change
Lease Expiration Costs	$3	$—	$3	100.0%
Land Rentals	1	—	1	100.0%
Total Exploration and Other Costs	$4	$—	$4	100.0%

•
Lease Expiration Costs relate to leases where the primary term expired. The $3 million increase in the three months ended September 30, 2017 was primarily due to an increases in leases that were allowed to expire because they are no longer in the Company's future drilling plan.

Other corporate expenses were $27 million for the three months ended September 30, 2017 compared to $22 million for the three months ended September 30, 2016. The $5 million increase in the period-to-period comparison was made up of the following items:

	For the Three Months Ended September 30,
(in millions)	2017	2016	Variance	Percent Change
Consulting and Professional Services	$5	$2	$3	150.0%
Unutilized Firm Transportation and Processing Fees	11	10	1	10.0%
Litigation Expense	2	1	1	100.0%
Insurance Expense	1	1	—	—%
Idle Rig Fees	6	8	(2)	(25.0)%
Other	2	—	2	100.0%
Total Other Corporate Expenses	$27	$22	$5	22.7%

•	Consulting and Professional Services increased $3 million in the period-to-period comparison primarily due to an increase in legal fees in the current period.

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

•	Other increased $2 million mainly due to increased legal expenses in the current period.

Selling, general and administrative (SG&A) costs are allocated to the total E&P division based on percentage of total revenue and percentage of total projected capital expenditures. SG&A costs were $20 million for the three months ended September 30, 2017 compared to $26 million for the three months ended September 30, 2016. Refer to the discussion of total company selling, general and administrative costs contained in the section "Net (Loss) Income Attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Interest expense related to the E&P division remained consistent at $1 million for the three months ended September 30, 2017 and September 30, 2016. Interest incurred by the Other Gas segment primarily relates to a capital lease.

TOTAL PA MINING OPERATIONS DIVISION ANALYSIS for the three months ended September 30, 2017 compared to the three months ended September 30, 2016:
The PA Mining Operations division's principal activities consist of mining, preparation and marketing of thermal coal to power generators. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PA Mining Operations division but not included in the cost components on a per unit basis.

The PA Mining Operations division had earnings before income tax of $21 million for the three months ended September 30, 2017, compared to earnings before income tax of $35 million for the three months ended September 30, 2016. Variances are discussed below.

	For the Three Months Ended September 30,
(in millions)	2017	2016	Variance
Sales:
Coal Sales	$279	$268	$11
Freight Revenue	22	9	13
Miscellaneous Other Income	12	2	10
Total Revenue and Other Income	313	279	34
Operating Costs and Expenses:
Operating Costs	197	176	21
Depreciation, Depletion and Amortization	39	40	(1)
Total Operating Costs and Expenses	236	216	20
Other Costs and Expenses:
Other Costs	11	7	4
Depreciation, Depletion and Amortization	2	2	—
Total Other Costs and Expenses	13	9	4
Freight Expense	22	9	13
Selling, General and Administrative Costs	19	8	11
Total PA Mining Operations Costs	290	242	48
Interest Expense	2	2	—
Total PA Mining Operations Division Expense	292	244	48
Earnings Before Income Tax	$21	$35	$(14)

The PA Mining Operations coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Three Months Ended September 30,
	2017	2016	Variance	Percent Change
Company Produced PA Mining Operations Tons Sold (in millions)	6.3	6.0	0.3	5.0%
Average Sales Price Per PA Mining Operations Ton Sold	$44.16	$44.30	$(0.14)	(0.3)%

Total Operating Costs Per Ton Sold	$30.94	$29.29	$1.65	5.6%
Total Depreciation, Depletion and Amortization Costs Per Ton Sold	6.38	6.50	(0.12)	(1.8)%
Total Costs Per PA Mining Operations Ton Sold	$37.32	$35.79	$1.53	4.3%
Average Margin Per PA Mining Operations Ton Sold	$6.84	$8.51	$(1.67)	(19.6)%
Coal Sales
PA Mining Operations coal sales were $279 million for the three months ended September 30, 2017, compared to $268 million for the three months ended September 30, 2016. The $11 million increase was attributable to a 0.3 million increase in tons sold, partially offset by a $0.14 lower average sales price per ton sold. The lower average sales price per ton sold in the 2017 period was primarily the result of mild summer weather and lower power prices in domestic thermal markets. The increase in tons sold was primarily related to increased export tons due to an increase in demand.

Freight Revenue and Freight Expense
Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $22 million for the three months ended September 30, 2017, compared to $9 million in the three months ended September 30, 2016. The $13 million increase was due to increased shipments where transportation services were contractually provided.

Miscellaneous Other Income

Miscellaneous other income increased $10 million in the period-to-period comparison, primarily a result of a customer contract buyout in the amount of $8 million in the current period. No such transactions occurred in the prior period. The remaining increase was due to an increase in externally purchased coal for blending purposes only during the three months ended September 30, 2017.

Operating Costs and Expenses
Operating costs and expenses are comprised of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Operating costs and expenses include items such as direct operating costs, royalty and production taxes, employee-related expenses and depreciation, depletion, and amortization costs. Total operating costs and expenses for the PA Mining Operations division were $236 million for the three months ended September 30, 2017, or $20 million higher than the $216 million for the three months ended September 30, 2016. Total costs per PA Mining Operations ton sold were $37.32 per ton for the three months ended September 30, 2017, compared to $35.79 per ton for the three months ended September 30, 2016. The increase in the cost of coal sold was primarily driven by an increase in belt advancement and equipment overhaul related projects, additional operating expenses incurred at the Bailey Mine resulting from permitting issues and adverse geological conditions at the Enlow Fork Mine.

Other Costs and Expenses

Other costs and expenses include items that are assigned to the PA Mining Operations division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs and expenses increased $4 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily attributable to severance costs in the current quarter related to organizational restructuring, an increase in current quarter costs related to externally purchased coal for blending purposes only and a state tax audit settlement in the year earlier quarter. These were offset, in part, by a decrease in discretionary 401(k) contributions in the period-to-period comparison.
Selling, General and Administrative Costs
Upon execution of the CNXC IPO, CNXC entered into a service agreement with CONSOL Energy that requires CONSOL Energy to provide certain selling, general and administrative services. These services are paid monthly based on an agreed upon fixed fee that is reset at least annually. See Note 17 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. An additional portion of CONSOL Energy's SG&A costs are allocated to the PA Mining Operations division based on a percentage of total revenue and a percentage of total projected capital expenditures.The amount of selling, general and administrative costs related to PA Mining Operations was $19 million for the three months ended September 30, 2017, compared to $8 million for the three months ended September 30, 2016. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net (Loss) Income Attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Interest Expense

Interest expense, net of amounts capitalized, of $2 million for the three months ended September 30, 2017 and 2016 is primarily comprised of interest on the CNXC revolving credit facility that was drawn upon after the CNXC IPO on July 7, 2015.

OTHER DIVISION ANALYSIS for the three months ended September 30, 2017 compared to the three months ended September 30, 2016:

The Other division includes various corporate and diversified business activities that are not allocated to the E&P or PA Mining Operations divisions. The diversified business activities include CNX Marine Terminal, closed and idle mine activities, water operations, selling, general and administrative activities, income tax expense, as well as various other non-operated activities.

The Other division had a loss before income tax of $40 million for the three months ended September 30, 2017, compared to a loss before income tax of $81 million for the three months ended September 30, 2016. The Other division also includes total Company income tax expense related to continuing operations of $27 million for the three months ended September 30, 2017, compared to income tax expense of $53 million for the three months ended September 30, 2016.

	For the Three Months Ended September 30,
(in millions)	2017	2016	Variance	Percent Change
Other Outside Sales	$17	$5	$12	240.0%
Miscellaneous Other Income	9	11	(2)	(18.2)%
Gain on Sale of Assets	18	—	18	100.0%
Total Revenue	44	16	28	175.0%
Miscellaneous Operating Expense	36	40	(4)	(10.0)%
Selling, General, and Administrative Costs	3	5	(2)	(40.0)%
Depreciation, Depletion and Amortization	5	8	(3)	(37.5)%
Loss on Debt Extinguishment	2	—	2	100.00%
Interest Expense	38	44	(6)	(13.6)%
Total Other Costs	84	97	(13)	(13.4)%
Loss Before Income Tax	(40)	(81)	41	(50.6)%
Income Tax Expense	27	53	(26)	(49.1)%
Net Loss	$(67)	$(134)	$67	(50.0)%

Other Outside Sales
Other outside sales consists of sales from CNX Marine Terminal, which is located on 200 acres in the port of Baltimore and provides access to international coal markets. CNX Marine Terminal sales were $17 million for the three months ended September 30, 2017, compared to $5 million for the three months ended September 30, 2016. The $12 million increase in the period-to-period comparison was primarily due to an increase in throughput tons in the current period.
Miscellaneous Other Income

Miscellaneous other income was $9 million for the three months ended September 30, 2017, compared to $11 million for the three months ended September 30, 2016. The change is due to the following items:

	For the Three Months Ended September 30,
(in millions)	2017	2016	Variance
Rental Income	$2	$9	$(7)
Interest Income	1	—	1
Right of Way Sales	1	—	1
Royalty Income	4	2	2
Other Income	1	—	1
Total Miscellaneous Other Income	$9	$11	$(2)

•	Rental Income decreased $7 million primarily due to a decrease in lease payments received as a result of the sale of certain subleased equipment in the second quarter of 2017.

•	Royalty Income related to non-operated coal properties increased $2 million in the period-to period comparison primarily due to an increase in third-party activity in the current period.

Gain on Sale of Assets
Gain on sale of assets increased $18 million in the period-to-period comparison primarily due to the sale of approximately 22,000 surface acres in Colorado during the three months ended September 30, 2017. See Note 3 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. No such transactions occurred in the prior period.
Miscellaneous Operating Expense

Miscellaneous operating expense related to the Other division was $36 million for the three months ended September 30, 2017, compared to $40 million for the three months ended September 30, 2016. Miscellaneous operating expense decreased in the period-to-period comparison due to the following items:

	For the Three Months Ended September 30,
(in millions)	2017	2016	Variance
Lease Rental Expense	$1	$8	$(7)
Pension Settlement	—	4	(4)
Bank Fees	4	5	(1)
UMWA Expenses	2	3	(1)
Workers' Compensation	1	2	(1)
UMWA OPEB Expense	11	11	—
CNX Marine Terminal	5	5	—
Closed and Idle Mines	2	2	—
Coal Reserve Holding Costs	2	1	1
Severance Payments	1	—	1
Pension Expense	(2)	(3)	1
Transaction Fees	6	—	6
Other	3	2	1
Miscellaneous Operating Expense	$36	$40	$(4)

•	Lease Rental Expense decreased $7 million primarily due to the sale of certain subleased equipment in the second quarter of 2017.

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

•	Transaction Fees of $6 million are costs primarily associated with the separation of the E&P and PA Mining Operations divisions.

•
Other includes expenses related to the Company's water operations as well as miscellaneous corporate activity. The increase was due to various transactions that occurred throughout both periods, none of which were individually material.

Selling, General and Administrative Costs
Selling, general and administrative costs allocated to the Other division decreased $2 million in the period-to-period comparison. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net (Loss) Income Attributable to CONSOL Energy Shareholders" of this quarterly report for more information.
Deprecation, Depletion and Amortization
Depreciation, depletion and amortization decreased $3 million in the period-to-period comparison due to changes in the asset retirement obligations at two of the Company's closed mine locations.

Loss on Debt Extinguishment
Loss on debt extinguishment of $2 million was recognized in the three months ended September 30, 2017 due to the redemption of the 8.25% senior notes due in April 2020 and the 6.375% senior notes due in March 2021. See Note 11 - Long-Term Debt in the Notes to the Audited Financial Statements in the Company's December 31, 2016 Form 10-K for additional information.
Interest Expense
Interest expense of $38 million was recognized in the three months ended September 30, 2017, compared to $44 million in the three months ended September 30, 2016. The decrease of $6 million was primarily due to the Company's revolving credit facility having no outstanding borrowings during the three months ended September 30, 2017, compared to $354 million of outstanding borrowings at September 30, 2016. The decrease was also due to the redemption of the 2020 and 2021 senior notes during the three months ended September 30, 2017.

Income Taxes

The effective income tax rate for continuing operations when excluding noncontrolling interest was 8,441.0% for the three months ended September 30, 2017, compared to 46.7% for the three months ended September 30, 2016. The effective rates for the three months ended September 30, 2017 and 2016 were calculated using the annual effective rate projections on recurring earnings and include tax liabilities related to certain discrete transactions. The effective tax rate is different from the U.S. federal statutory rate of 35% primarily due to the income tax benefit for excess percentage depletion. See Note 7 - Income Taxes of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

	For the Three Months Ended September 30,
(in millions)	2017	2016	Variance	Percent Change
Total Company Earnings Before Income Tax Excluding Noncontrolling Interest	$—	$113	$(113)	(100.0)%
Income Tax Expense	$27	$53	$(26)	(49.1)%
Effective Income Tax Rate	8,441.0%	46.7%	8,394.3%

Results of Operations - Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016
Net Income (Loss) Attributable to CONSOL Energy Shareholders
CONSOL Energy reported net income attributable to CONSOL Energy shareholders of $104 million, or earnings of $0.45 per diluted share, for the nine months ended September 30, 2017, compared to a net loss attributable to CONSOL Energy shareholders of $542 million, or a loss per diluted share of $2.36, for the nine months ended September 30, 2016.

	For the Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Variance
Income (Loss) from Continuing Operations	$114,671	$(214,770)	$329,441
Loss from Discontinued Operations, net	—	(322,747)	322,747
Net Income (Loss)	$114,671	$(537,517)	$652,188
Less: Net Income Attributable to Noncontrolling Interest	10,567	4,541	6,026
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$104,104	$(542,058)	$646,162

CONSOL Energy consists of two principal business divisions: Exploration and Production (E&P) and Pennsylvania (PA) Mining Operations. The E&P division includes four reportable segments: Marcellus, Utica, Coalbed Methane (CBM) and Other Gas.

The E&P division had earnings before income tax of $154 million for the nine months ended September 30, 2017, compared to a loss before income tax of $156 million for the nine months ended September 30, 2016. Included in the 2017 earnings before income tax was an unrealized gain on commodity derivative instruments of $142 million and gain on sale of assets of $165 million (See Note 3 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). Included in the 2016 net loss before income tax was an unrealized loss on commodity derivative instruments of $149 million and gain on sale of assets of $10 million.

The following table presents a breakout of net liquid and natural gas sales information to assist in the understanding of the Company’s natural gas production and sales portfolio.

	For the Nine Months Ended September 30,
in thousands (unless noted)	2017	2016	Variance	Percent Change
LIQUIDS
NGLs:
Sales Volume (MMcfe)	26,527	31,020	(4,493)	(14.5)%
Sales Volume (Mbbls)	4,421	5,170	(749)	(14.5)%
Gross Price ($/Bbl)	$21.30	$12.78	$8.52	66.7%
Gross Revenue	$94,139	$66,161	$27,978	42.3%

Oil:
Sales Volume (MMcfe)	307	308	(1)	(0.3)%
Sales Volume (Mbbls)	51	51	—	(0.3)%
Gross Price ($/Bbl)	$45.30	$35.34	$9.96	28.2%
Gross Revenue	$2,321	$1,818	$503	27.7%

Condensate:
Sales Volume (MMcfe)	2,070	4,263	(2,193)	(51.4)%
Sales Volume (Mbbls)	345	711	(366)	(51.4)%
Gross Price ($/Bbl)	$36.24	$26.94	$9.30	34.5%
Gross Revenue	$12,495	$19,147	$(6,652)	(34.7)%

GAS
Sales Volume (MMcf)	259,368	257,534	1,834	0.7%
Sales Price ($/Mcf)	$2.71	$1.82	$0.89	48.9%
Gross Revenue	$703,556	$468,399	$235,157	50.2%

Hedging Impact ($/Mcf)	$(0.24)	$0.79	$(1.03)	(130.4)%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement	$(61,717)	$203,303	$(265,020)	(130.4)%

The E&P division's natural gas, NGLs, and oil sales were $813 million for the nine months ended September 30, 2017, compared to $555 million for the nine months ended September 30, 2016. The increase was primarily due to the 48.9% increase in the average gas sales price per Mcf without the impact of derivative instruments, offset in part by the 1.6% decrease in total E&P sales volumes.

The E&P division's sales volumes, average sales price (including the effects of derivative instruments), and average costs for all active E&P operations were as follows:

	For the Nine Months Ended September 30,
	2017	2016	Variance	Percent Change
E&P Sales Volumes (Bcfe)	288.3	293.1	(4.8)	(1.6)%

Average Sales Price (per Mcfe)	$2.60	$2.59	$0.01	0.4%
Average Costs (per Mcfe)	2.25	2.35	(0.10)	(4.3)%
Average Margin	$0.35	$0.24	$0.11	45.8%

The increase in average sales price was primarily the result of a $0.89 Mcf improvement in general market prices in the Appalachian basin during the current period, as well as an overall increase in natural gas liquids pricing. The increase was offset, in part, by a $1.03 per Mcf decrease in the realized (loss) gain on commodity derivative instruments related to the Company's hedging program.

Changes in the average costs per Mcfe were primarily related to the following items:

•
Depreciation, depletion and amortization decreased on a per-unit basis primarily due to a reduction in Marcellus rates as a result of an increase in the Company's Marcellus reserves. See Note 9 - Property, Plant and Equipment of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
Lease operating expense decreased on a per unit basis in the period-to-period comparison due to a decrease in well tending costs and salt water disposal costs, as well as a decrease in both Company operated and joint venture operated repairs and maintenance costs.

•
Transportation, gathering and compression expense increased on a per unit basis in the period-to-period comparison primarily due to an increase in wet gas processing costs related to an increase in wet gas mix, as well as an increase in the CONE gathering rate offset, in part, by a decrease in firm transportation rates. See Note 17 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

The PA Mining Operations division had earnings before income tax of $132 million for the nine months ended September 30, 2017, compared to earnings before income tax of $80 million for the nine months ended September 30, 2016.
Sales tons, average sales price and average cost of goods sold per ton for the PA Mining Operations division were as follows:

	For the Nine Months Ended September 30,
	2017	2016	Variance	Percent Change
Company Produced PA Mining Operations Tons Sold (in millions)	19.9	17.5	2.4	13.7%

Average Sales Price per ton sold	$45.26	$42.60	$2.66	6.2%
Average Cost of Goods Sold per ton sold	35.51	34.53	0.98	2.8%
Average Margin	$9.75	$8.07	$1.68	20.8%

The increase in overall tons sold was primarily due to increased demand from the Company's domestic power plant customers, in part due to higher natural gas prices. The higher average sales price per ton sold in the 2017 period was primarily the result of a tighter supply-demand balance in the international thermal and crossover metallurgical coal markets that the PA Mining Operations complex serves.

The PA Mining Operations division priced 5.9 million tons on the export market for the nine months ended September 30, 2017, compared to 4.2 million tons for the nine months ended September 30, 2016. All other tons were sold on the domestic market.

Changes in the average cost of goods sold per ton were primarily driven by: an increase in production tons to meet market demand; the timing of certain belt and maintenance projects; additional operating expenses incurred at the Bailey Mine resulting from permitting issues; and adverse geological conditions at the Enlow Fork Mine.
The Other division includes other business activities not assigned to the E&P or PA Mining Operations divisions, as well as any income tax benefit or expense. The Other division had a net loss of $171 million for the nine months ended September 30, 2017, compared to a net loss of $139 million for the nine months ended September 30, 2016.
Selling, general and administrative (SG&A) costs are charged to the PA Mining Operations division based upon a shared service agreement between CONSOL Energy and CNX Coal Resources LP (CNXC). The shared service agreement calls for CONSOL Energy to provide certain selling, general and administrative services that are paid for monthly, based on an agreed upon fixed fee that is reset at least annually. See Note 17 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. The remaining SG&A costs are allocated between the E&P, PA Mining Operations and Other divisions based primarily on a percentage of total revenue and a percentage of total projected capital expenditures.

SG&A costs are excluded from E&P and PA Mining Operations unit costs. SG&A costs were $122 million for the nine months ended September 30, 2017, compared to $105 million for the nine months ended September 30, 2016. SG&A costs increased due to the following items:

	For the Nine Months Ended September 30,
(in millions)	2017	2016	Variance	Percent Change
Short-Term Incentive Compensation	$18	$12	$6	50.0%
Stock-Based Compensation	28	24	4	16.7%
Consulting and Professional Services	14	11	3	27.3%
Employee Wages and Related Expenses	41	41	—	—%
Rent	6	6	—	—%
Advertising and Promotion	1	4	(3)	(75.0)%
Other	14	7	7	100.0%
Total Company Selling, General and Administrative Costs	$122	$105	$17	16.2%

•	The increase in Short-Term Incentive Compensation was a result of higher anticipated payouts in the current period, primarily related to the PA Mining Operations division.

•
Stock-Based Compensation expense increased $4 million in the period-to-period comparison primarily due to additional non-cash amortization recorded in the current period for employees who received awards under the Performance Share Unit (PSU) program.

•	The increase in Consulting and Professional Services was primarily due to an increase in legal fees in the period-to-period comparison.

•
The increase in Other was primarily due to a credit of $5 million related to the portion of Total Company SG&A that was allocated to discontinued operations in the nine months ended September 30, 2016. No such transactions occurred in the current period.

Total Company long-term liabilities, such as Other Post-Employment Benefits (OPEB), the salary retirement plan, workers' compensation, Coal Workers' Pneumoconiosis (CWP) and long-term disability are actuarially calculated for the Company as a whole. In general, the expenses are then allocated to the segments based upon criteria specific to each liability. Total CONSOL Energy continuing operations expense related to actuarial liabilities was $41 million for the nine months ended September 30, 2017, compared to $57 million for the nine months ended September 30, 2016. See Note 14 - Pension and Other Postretirement Benefits Plans and Note 15 - Coal Workers' Pneumoconiosis (CWP) and Workers' Compensation in the Notes to the Audited Consolidated Financial Statements in Item 8 of the Company's December 31, 2016 Form 10-K, and Note 5 - Components of Pension and OPEB Plans Net Periodic Benefit Costs and Note 6 - Components of CWP and Workers' Compensation Net Periodic Benefit Costs in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details.

TOTAL E&P DIVISION ANALYSIS for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016:
The E&P division had earnings before income tax of $154 million for the nine months ended September 30, 2017 compared to a loss before income tax of $156 million for the nine months ended September 30, 2016. Variances by individual E&P segment are discussed below.

	For the Nine Months Ended					Difference to Nine Months Ended
	September 30, 2017					September 30, 2016
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGLs and Oil Sales	$477	$136	$157	$43	$813	$190	$21	$34	$13	$258
(Loss) Gain on Commodity Derivative Instruments	(43)	(2)	(13)	138	80	(164)	(27)	(57)	274	26
Purchased Gas Sales	—	—	—	33	33	—	—	—	4	4
Miscellaneous Other Income	—	—	—	52	52	—	—	—	(9)	(9)
Gain on Sale of Assets	—	—	—	165	165	—	—	—	155	155
Total Revenue and Other Income	434	134	144	431	1,143	26	(6)	(23)	437	434
Lease Operating Expense	23	14	19	8	64	(4)	(3)	1	(4)	(10)
Production, Ad Valorem, and Other Fees	9	3	6	2	20	(4)	(1)	2	(1)	(4)
Transportation, Gathering and Compression	184	33	49	14	280	13	(4)	(5)	(4)	—
Depreciation, Depletion and Amortization	159	50	61	18	288	5	(14)	(5)	(9)	(23)
Exploration and Production Related Other Costs	—	—	—	34	34	—	—	—	29	29
Purchased Gas Costs	—	—	—	32	32	—	—	—	3	3
Other Corporate Expenses	—	—	—	68	68	—	—	—	2	2
Impairment of Exploration and Production Properties	—	—	—	138	138	—	—	—	138	138
Selling, General and Administrative Costs	—	—	—	63	63	—	—	—	(11)	(11)
Total Exploration and Production Costs	375	100	135	377	987	10	(22)	(7)	143	124
Interest Expense	—	—	—	2	2	—	—	—	—	—
Total E&P Division Costs	375	100	135	379	989	10	(22)	(7)	143	124
Earnings (Loss) Before Income Tax	$59	$34	$9	$52	$154	$16	$16	$(16)	$294	$310

MARCELLUS SEGMENT
The Marcellus segment had earnings before income tax of $59 million for the nine months ended September 30, 2017 compared to earnings before income tax of $43 million for the nine months ended September 30, 2016.

	For the Nine Months Ended September 30,
	2017	2016	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	156.1	135.3	20.8	15.4%
NGLs Sales Volumes (Bcfe)*	18.1	18.7	(0.6)	(3.2)%
Condensate Sales Volumes (Bcfe)*	1.2	2.0	(0.8)	(40.0)%
Total Marcellus Sales Volumes (Bcfe)*	175.4	156.0	19.4	12.4%

Average Sales Price - Gas (per Mcf)	$2.62	$1.79	$0.83	46.4%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$(0.27)	$0.89	$(1.16)	(130.3)%
Average Sales Price - NGLs (per Mcfe)*	$3.35	$1.99	$1.36	68.3%
Average Sales Price - Condensate (per Mcfe)*	$5.87	$4.18	$1.69	40.4%

Total Average Marcellus Sales Price (per Mcfe)	$2.48	$2.62	$(0.14)	(5.3)%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.13	0.17	(0.04)	(23.5)%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.05	0.09	(0.04)	(44.4)%
Average Marcellus Transportation, Gathering and Compression costs (per Mcfe)	1.05	1.10	(0.05)	(4.5)%
Average Marcellus Depreciation, Depletion and Amortization costs (per Mcfe)	0.92	0.98	(0.06)	(6.1)%
Total Average Marcellus Costs (per Mcfe)	$2.15	$2.34	$(0.19)	(8.1)%
Average Margin for Marcellus (per Mcfe)	$0.33	$0.28	$0.05	17.9%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGLs and oil sales of $477 million for the nine months ended September 30, 2017 compared to $287 million for the nine months ended September 30, 2016. The $190 million increase was primarily due to a 46.4% increase in average gas sales price, as well as a 12.4% increase in total Marcellus sales volumes. The increase in sales volumes was primarily due to the termination of the Marcellus Joint Venture with Noble Energy in the fourth quarter of 2016, which resulted in each party owning and operating a 100% interest in certain wells in two separate operating areas (see Note 9 - Property, Plant and Equipment in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details) as well as additional wells being turned in line in the current period.

The decrease in the total average Marcellus sales price was primarily due to a $1.16 per Mcf decrease in the (loss) gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 152.2 Bcf of the Company's produced Marcellus gas sales volumes for the nine months ended September 30, 2017 at an average loss of $0.28 per Mcf. For the nine months ended September 30, 2016, these financial hedges represented approximately 120.5 Bcf at an average gain of $1.00 per Mcf.

Total exploration and production costs for the Marcellus segment were $375 million for the nine months ended September 30, 2017 compared to $365 million for the nine months ended September 30, 2016. The increase in total dollars and decrease in unit costs for the Marcellus segment were due to the following items:

•Marcellus lease operating expense was $23 million for the nine months ended September 30, 2017 compared to $27 million for the nine months ended September 30, 2016. The decrease in total dollars was primarily due to a reduction of salt water disposal, well tending and equipment rental expense in the current period. The decrease in unit costs was due to the decrease in total dollars, as well as the 12.4% increase in total Marcellus sales volumes.

•Marcellus production, ad valorem, and other fees were $9 million for the nine months ended September 30, 2017 compared to $13 million for the nine months ended September 30, 2016. The decrease in total dollars was primarily due to a change in production mix by state as a result of the termination of the Marcellus joint venture with Noble Energy, offset, in part, by the increase in average gas sales price. The decrease in unit costs was due to the decrease in total dollars described above, as well as 12.4% increase in total Marcellus sales volumes.

•Marcellus transportation, gathering and compression costs were $184 million for the nine months ended September 30, 2017 compared to $171 million for the nine months ended September 30, 2016. The increase in total dollars was primarily related to an increase in CONE gathering fees due to the 15.4% increase in Marcellus gas sales volumes (See Note 17 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information) offset, in part, by a decrease in firm transportation expense due to a decrease in rates. The decrease in unit costs was primarily due to the reduction in firm transportation rates.

•Depreciation, depletion and amortization costs attributable to the Marcellus segment were $159 million for the nine months ended September 30, 2017 compared to $154 million for the nine months ended September 30, 2016. The period-to-period increase in total dollars was driven primarily by the increase in production. The increase was offset, in part, by a decrease in overall Marcellus rates primarily due to an increase in the Company's Marcellus reserves following the joint venture termination in the fourth quarter of 2016. These amounts included depletion on a unit of production basis of $0.90 per Mcfe and $0.97 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

UTICA SEGMENT

The Utica segment had earnings before income tax of $34 million for the nine months ended September 30, 2017 compared to earnings before income tax of $18 million for the nine months ended September 30, 2016.

	For the Nine Months Ended September 30,
	2017	2016	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	39.8	54.0	(14.2)	(26.3)%
NGLs Sales Volumes (Bcfe)*	8.4	12.3	(3.9)	(31.7)%
Oil Sales Volumes (Bcfe)*	0.1	—	0.1	100.0%
Condensate Sales Volumes (Bcfe)*	0.9	2.3	(1.4)	(60.9)%
Total Utica Sales Volumes (Bcfe)*	49.2	68.6	(19.4)	(28.3)%

Average Sales Price - Gas (per Mcf)	$2.43	$1.40	$1.03	73.6%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$(0.06)	$0.46	$(0.52)	(113.0)%
Average Sales Price - NGLs (per Mcfe)*	$3.96	$2.35	$1.61	68.5%
Average Sales Price - Oil (per Mcfe)*	$7.41	$—	$7.41	100.0%
Average Sales Price - Condensate (per Mcfe)*	$6.25	$4.77	$1.48	31.0%

Total Average Utica Sales Price (per Mcfe)	$2.73	$2.04	$0.69	33.8%
Average Utica Lease Operating Expenses (per Mcfe)	0.28	0.25	0.03	12.0%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.06	0.05	0.01	20.0%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.68	0.54	0.14	25.9%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	1.02	0.94	0.08	8.5%
Total Average Utica Costs (per Mcfe)	$2.04	$1.78	$0.26	14.6%
Average Margin for Utica (per Mcfe)	$0.69	$0.26	$0.43	165.4%

*NGLs, Oil and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Utica segment had natural gas, NGLs and oil sales of $136 million for the nine months ended September 30, 2017 compared to $115 million for the nine months ended September 30, 2016. The $21 million increase was primarily due to the 73.6% increase in average gas sales price, offset, in part, by the 28.3% decrease in total Utica sales volumes. The decrease in total Utica sales volumes primarily related to normal well declines in both Company operated and joint venture operated areas, as well as temporary shut-ins for additional drilling and maintenance.

The increase in the total average Utica sales price was primarily due to a $1.03 per Mcf increase in average gas sales price, offset, in part, by a $0.52 per Mcf decrease in the (loss) gain on commodity derivative instruments in the current period. The notional amounts associated with these financial hedges represented approximately 19.3 Bcf of the Company's produced Utica gas sales volumes for the nine months ended September 30, 2017 at an average loss of $0.11 per Mcf. For the nine months ended September 30, 2016, these financial hedges represented approximately 24.6 Bcf at an average gain of $1.00 per Mcf.

Total exploration and production costs for the Utica segment were $100 million for the nine months ended September 30, 2017 compared to $122 million for the nine months ended September 30, 2016. The decrease in total dollars and increase in unit costs for the Utica segment were due to the following items:

•Utica lease operating expense was $14 million for the nine months ended September 30, 2017 compared to $17 million for the nine months ended September 30, 2016. The decrease in total dollars was primarily due to a decrease in well tending costs as well as a decrease in both Company operated and joint venture operated repairs and maintenance costs. The increase in unit costs was due to the 28.3% decrease in total Utica sales volumes, offset, in part, by the decrease in total dollars described above.

•Utica production, ad valorem, and other fees were $3 million for the nine months ended September 30, 2017 compared to $4 million for the nine months ended September 30, 2016. The decrease in total dollars was primarily due to an adjustment that was made in the current year related to the Company's proportionate share of ad valorem taxes in our joint venture partners operated area. The increase in unit costs was primarily due to the 28.3% decrease in total Utica sales volumes, offset, in part, by the decrease in total dollars described above.

•Utica transportation, gathering and compression costs were $33 million for the nine months ended September 30, 2017 compared to $37 million for the nine months ended September 30, 2016. The $4 million decrease in total dollars was primarily related to a decrease in utilized firm transportation expense, as well as the shift to lower cost dry Utica. The increase in unit costs was due to an increase in processing rates in our joint venture partners operated area.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $50 million for the nine months ended September 30, 2017 compared to $64 million for the nine months ended September 30, 2016. These amounts included depletion on a unit of production basis of $1.01 per Mcf and $0.93 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $9 million for the nine months ended September 30, 2017 compared to earnings before income tax of $25 million for the nine months ended September 30, 2016.

	For the Nine Months Ended September 30,
	2017	2016	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	49.4	51.6	(2.2)	(4.3)%

Average Sales Price - Gas (per Mcf)	$3.19	$2.38	$0.81	34.0%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$(0.26)	$0.85	$(1.11)	(130.6)%

Total Average CBM Sales Price (per Mcf)	$2.93	$3.23	$(0.30)	(9.3)%
Average CBM Lease Operating Expenses (per Mcf)	0.38	0.36	0.02	5.6%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.11	0.09	0.02	22.2%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.99	1.05	(0.06)	(5.7)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.27	1.25	0.02	1.6%
Total Average CBM Costs (per Mcf)	$2.75	$2.75	$—	—%
Average Margin for CBM (per Mcf)	$0.18	$0.48	$(0.30)	(62.5)%

The CBM segment had natural gas sales of $157 million in the nine months ended September 30, 2017 compared to $123 million for the nine months ended September 30, 2016. The $34 million increase was primarily due to a 34.0% increase in the average gas sales price per Mcf, offset, in part, by a 4.3% decrease in CBM gas sales volumes. The decrease in CBM sales volumes was primarily due to normal well declines and less drilling activity.

The total average CBM sales price decreased $0.30 per Mcf due primarily to a $1.11 per Mcf decrease in the (loss) gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 44.8 Bcf of the Company's produced CBM sales volumes for the nine months ended September 30, 2017 at an average loss of $0.28 per Mcf. For the nine months ended September 30, 2016, these financial hedges represented approximately 42.3 Bcf at an average gain of $1.04 per Mcf.

Total exploration and production costs for the CBM segment were $135 million for the nine months ended September 30, 2017 compared to $142 million for the nine months ended September 30, 2016. Unit costs remained consistent in the period-to-period comparison at $2.75 per Mcf. The decrease in total dollars was due to the following items:

•CBM lease operating expense was $19 million for the nine months ended September 30, 2017 compared to $18 million for the nine months ended September 30, 2016. The increase in total dollars was primarily related to an increase in water disposal costs and joint venture partner billings. Unit costs increased in the current period, due to both the increase in total dollars and the decrease in CBM sales volumes.

•CBM production, ad valorem, and other fees were $6 million for the nine months ended September 30, 2017 compared to $4 million for the nine months ended September 30, 2016. The increase in total dollars was primarily related to the increase in average sales price. Unit costs increased in the current period, due to both the increase in total dollars and the decrease in CBM sales volumes.

•CBM transportation, gathering and compression costs were $49 million for the nine months ended September 30, 2017 compared to $54 million for the nine months ended September 30, 2016. The $5 million decrease was primarily related to lower employee-related costs, a decrease in power expense related to an effort to minimize the number of compressors needed and a decrease in utilized firm transportation expense resulting from the decrease in CBM sales volumes. Unit costs were also positively impacted by the decrease in total dollars which was offset, in part, by the decrease in CBM sales volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $61 million for the nine months ended September 30, 2017 compared to $66 million for the nine months ended September 30, 2016. These amounts included depletion on a unit of production basis of $0.78 per Mcf and $0.82 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to gas well closing.

OTHER GAS SEGMENT

The Other Gas segment had earnings before income tax of $52 million for the nine months ended September 30, 2017 compared to a loss before income tax of $242 million for the nine months ended September 30, 2016.

	For the Nine Months Ended September 30,
	2017	2016	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	14.1	16.6	(2.5)	(15.1)%
Oil Sales Volumes (Bcfe)*	0.2	0.3	(0.1)	(33.3)%
Total Other Sales Volumes (Bcfe)*	14.3	16.9	(2.6)	(15.4)%

Average Sales Price - Gas (per Mcf)	$2.83	$1.68	$1.15	68.5%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$(0.26)	$0.84	$(1.10)	(131.0)%
Average Sales Price - Oil (per Mcfe)*	$7.64	$5.99	$1.65	27.5%

Total Average Other Sales Price (per Mcfe)	$2.63	$2.58	$0.05	1.9%
Average Other Lease Operating Expenses (per Mcfe)	0.62	0.65	(0.03)	(4.6)%
Average Other Production, Ad Valorem, and Other Fees (per Mcfe)	0.14	0.13	0.01	7.7%
Average Other Transportation, Gathering and Compression Costs (per Mcfe)	0.93	1.03	(0.10)	(9.7)%
Average Other Depreciation, Depletion and Amortization Costs (per Mcfe)	1.03	1.62	(0.59)	(36.4)%
Total Average Other Costs (per Mcfe)	$2.72	$3.43	$(0.71)	(20.7)%
Average Margin for Other (per Mcfe)	$(0.09)	$(0.85)	$0.76	89.4%

*Oil is converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil and natural gas prices.

The Other Gas segment includes activity not assigned to the Marcellus, Utica, or CBM segments. This segment also includes purchased gas activity, unrealized gain or loss on commodity derivative instruments, exploration and production related other costs, unutilized firm transportation and processing fees, other corporate expenses and miscellaneous operational activity not assigned to a specific E&P segment.

Other Gas sales volumes are primarily related to shallow oil and gas production. Natural gas, NGLs and oil sales related to the Other Gas segment were $43 million for the nine months ended September 30, 2017 compared to $30 million for the nine months ended September 30, 2016. The increase in natural gas, NGLs and oil sales primarily related to the $1.15 per Mcf increase in the average gas sales price. Total exploration and production costs related to these other sales were $42 million for the nine months ended September 30, 2017 compared to $60 million for the nine months ended September 30, 2016. The decrease was primarily due to a decrease in depreciation, depletion and amortization costs as a result of certain assets becoming fully depreciated in the current period, as well as the sale of Knox Energy in the second quarter of 2017 (See Note 3 - Acquisitions and Dispositions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

The Other Gas segment recognized an unrealized gain on commodity derivative instruments of $142 million for the nine months ended September 30, 2017 compared to an unrealized loss on commodity derivative instruments of $149 million for the nine months ended September 30, 2016. The unrealized gain/loss on commodity derivative instruments represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis. In addition, the Other Gas segment had a realized loss of $4 million for the nine months ended September 30, 2017 compared to a realized gain of $13 million for the nine months ended September 30, 2016 related to the cash settlement of commodity hedges.

Purchased gas volumes represent volumes of gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers. Purchased gas sales revenues were $33 million for the nine months ended September 30, 2017 compared to $29 million for the nine months ended September 30, 2016. Purchased gas costs were $32 million for the nine months ended September 30, 2017 compared to $29 million for the nine months ended September 30, 2016.

	For the Nine Months Ended September 30,
	2017	2016	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcfe)	12.8	15.7	(2.9)	(18.5)%
Average Sales Price (per Mcfe)	$2.55	$1.82	$0.73	40.1%
Average Cost (per Mcfe)	$2.52	$1.82	$0.70	38.5%

Miscellaneous other income was $52 million for the nine months ended September 30, 2017 compared to $61 million for the nine months ended September 30, 2016. The $9 million decrease was due to the following items:

	For the Nine Months Ended September 30,
(in millions)	2017	2016	Variance	Percent Change
Right of Way Sales	$1	$11	$(10)	(90.9)%
Equity in Earnings of Affiliates	35	41	(6)	(14.6)%
Gathering Revenue	8	8	—	—%
Other	8	1	7	700.0%
Total Miscellaneous Other Income	$52	$61	$(9)	(14.8)%

•	Right of Way Sales relate to an initiative to generate additional revenue from the Company's unutilized surface rights. The decrease in the period to period comparison was due to a decrease in sales.

•
Equity in Earnings of Affiliates decreased $6 million due to a decrease in earnings from CONE Midstream Partners, LP and CONE Gathering, LLC. See Note 17 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Gain on sale of assets was a gain of $165 million for the nine months ended September 30, 2017 compared to a gain of $10 million for the nine months ended September 30, 2016. The $155 million increase was primarily due to the sale of approximately 6,300 net undeveloped acres in Ohio and the sale of approximately 11,100 net undeveloped acres in Pennsylvania in the current period. See Note 3 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Exploration and production related other costs were $34 million for the nine months ended September 30, 2017 compared to $5 million for the nine months ended September 30, 2016. The $29 million increase is due to the following items:

	For the Nine Months Ended September 30,
(in millions)	2017	2016	Variance	Percent Change
Lease Expiration Costs	$30	$1	$29	2,900.0%
Land Rentals	3	2	1	50.0%
Permitting Expense	1	—	1	100.0%
Other	—	2	(2)	(100.0)%
Total Exploration and Other Costs	$34	$5	$29	580.0%

•
Lease Expiration Costs relate to leases where the primary term expired. The $29 million increase in the nine months ended September 30, 2017 was primarily due to leases in Monroe County and Noble County, Ohio that were no longer in the Company's future drilling plans so they were not renewed.

Other corporate expenses were $68 million for the nine months ended September 30, 2017 compared to $66 million for the nine months ended September 30, 2016. The $2 million increase in the period-to-period comparison was made up of the following items:

	For the Nine Months Ended September 30,
(in millions)	2017	2016	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$38	$25	$13	52.0%
Litigation Expense	3	3	—	—%
Insurance Expense	2	2	—	—%
Severance Expense	1	1	—	—%
Idle Rig Fees	16	27	(11)	(40.7)%
Other	8	8	—	—%
Total Other Corporate Expenses	$68	$66	$2	3.0%

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

•
Idle Rig Fees are fees related to the temporary idling of some of the Company's natural gas rigs. The total idle rig expense incurred by the Company has decreased by $11 million for the current period as compared to the prior year period due to an increase in drilling activity as a direct result of the recovery in natural gas pricing.

Impairment of Exploration and Production Properties of $138 million for the nine months ended September 30, 2017 related to an impairment in the carrying value of Knox Energy in the second quarter of 2017 (see Note 9 - Property Plant and Equipment of the Notes to the Audited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). No such impairments occurred in the prior year.

Selling, general and administrative (SG&A) costs are allocated to the total E&P division based on percentage of total revenue and percentage of total projected capital expenditures. SG&A costs were $63 million for the nine months ended September 30, 2017 compared to $74 million for the nine months ended September 30, 2016. Refer to the discussion of total company selling, general and administrative costs contained in the section "Net Income (Loss) Attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Interest expense related to the E&P division remained consistent at $2 million for the nine months ended September 30, 2017 and September 30, 2016. Interest incurred by the Other Gas segment primarily relates to a capital lease.

TOTAL PA MINING OPERATIONS DIVISION ANALYSIS for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016:
The PA Mining Operations division's principal activities consist of mining, preparation and marketing of thermal coal to power generators. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PA Mining Operations division but not included in the cost components on a per unit basis.

The PA Mining Operations division had earnings before income tax of $132 million for the nine months ended September 30, 2017, compared to earnings before income tax of $80 million for the nine months ended September 30, 2016. Variances are discussed below.

	For the Nine Months Ended September 30,
(in millions)	2017	2016	Variance
Sales:
Coal Sales	$899	$744	$155
Freight Revenue	52	34	18
Miscellaneous Other Income	19	10	9
Gain on Sale of Assets	6	—	6
Total Revenue and Other Income	976	788	188
Operating Costs and Expenses:
Operating Costs	588	489	99
Depreciation, Depletion and Amortization	118	114	4
Total Operating Costs and Expenses	706	603	103
Other Costs and Expenses:
Other Costs	21	33	(12)
Depreciation, Depletion and Amortization	7	11	(4)
Total Other Costs and Expenses	28	44	(16)
Freight Expense	52	34	18
Selling, General and Administrative Costs	51	20	31
Total PA Mining Operations Costs	837	701	136
Interest Expense	7	7	—
Total PA Mining Operations Division Expense	844	708	136
Earnings Before Income Tax	$132	$80	$52

The PA Mining Operations coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Nine Months Ended September 30,
	2017	2016	Variance	Percent Change
Company Produced PA Mining Operations Tons Sold (in millions)	19.9	17.5	2.4	13.7%
Average Sales Price Per PA Mining Operations Ton Sold	$45.26	$42.60	$2.66	6.2%

Total Operating Costs Per Ton Sold	$29.57	$28.05	$1.52	5.4%
Total Depreciation, Depletion and Amortization Costs Per Ton Sold	5.94	6.48	(0.54)	(8.3)%
Total Costs Per PA Mining Operations Ton Sold	$35.51	$34.53	$0.98	2.8%
Average Margin Per PA Mining Operations Ton Sold	$9.75	$8.07	$1.68	20.8%
Coal Sales
PA Mining Operations coal sales were $899 million for the nine months ended September 30, 2017, compared to $744 million for the nine months ended September 30, 2016. The $155 million increase was attributable to a 2.4 million increase in tons sold and a $2.66 per ton higher average sales price. The increase in tons sold was primarily due to increased demand from the Company's domestic power plant customers, in part due to higher natural gas prices, and increased demand in thermal export markets. The higher average sales price per ton sold in the 2017 period was primarily the result of a tighter supply-demand balance in the international thermal and crossover metallurgical coal markets that the PA Mining Operations complex serves. The API2 index (the benchmark price reference for coal imported into northwest Europe) was up more than 50% in 2017 period compared to the year-ago period and the global coking coal prices were up by an even greater percentage in the period-to-period comparison.
Freight Revenue and Freight Expense
Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $52 million for the nine months ended September 30, 2017, compared to $34 million in the nine months ended September 30, 2016. The $18 million increase was due to increased shipments where transportation services were contractually provided.

Miscellaneous Other Income

Miscellaneous other income increased $9 million in the period-to-period comparison, primarily a result of current year transactions related to: a customer contract buyout in the amount of $8 million and an increase in sales of externally purchased coal for blending purposes only. This increase was partially offset by a coal contract buyout in the amount of $6 million during the nine months ended September 30, 2016.

Gain on Sale of Assets

Gain on sale of assets increased $6 million in the period-to-period comparison primarily due to the sale of certain coal rights during the nine months ended September 30, 2017.
Operating Costs and Expenses
Operating costs and expenses are comprised of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Operating costs and expenses include items such as direct operating costs, royalty and production taxes, employee-related expenses and depreciation, depletion, and amortization costs. Total operating costs and expenses for the PA Mining Operations division were $706 million for the nine months ended September 30, 2017, or $103 million higher than the $603 million for the nine months ended September 30, 2016. Total costs per PA Mining Operations ton sold were $35.51 per ton for the nine months ended September 30, 2017, compared to $34.53 per ton for the nine months ended September 30, 2016. The increase in the cost of coal sold was primarily driven by an increase in production tons to meet market demand, the timing of certain belt and maintenance projects, additional operating expenses incurred at the Bailey Mine resulting from permitting issues and adverse geological conditions at the Enlow Fork Mine. The average cost per ton sold also increased due to additional costs related to an increase in development mining footage, offset, in part, by a 4% improvement in productivity, as measured by tons per employee-hour, during the nine months ended September 30, 2017, compared to the year earlier period.

Other Costs and Expenses

Other costs and expenses include items that are assigned to the PA Mining Operations division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs and expenses decreased $16 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was primarily attributable to prior year costs related to: the temporary idling of one longwall at the PA Mining Operations complex to optimize the production schedule; and discretionary 401(k) contributions. This decrease was partially offset by a current period increase in costs related to externally purchased coal for blending purposes only and current year severance costs related to organizational restructuring.
Selling, General and Administrative Costs
Upon execution of the CNXC IPO, CNXC entered into a service agreement with CONSOL Energy that requires CONSOL Energy to provide certain selling, general and administrative services. These services are paid monthly based on an agreed upon fixed fee that is reset at least annually. See Note 17 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. An additional portion of CONSOL Energy's SG&A costs are allocated to the PA Mining Operations division based on a percentage of total revenue and a percentage of total projected capital expenditures. The amount of selling, general and administrative costs related to PA Mining Operations was $51 million for the nine months ended September 30, 2017, compared to $20 million for the nine months ended September 30, 2016. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net Income (Loss) Attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.

Interest Expense

Interest expense, net of amounts capitalized, of $7 million for the nine months ended September 30, 2017 and 2016 is primarily comprised of interest on the CNXC revolving credit facility that was drawn upon after the CNXC IPO on July 7, 2015.

OTHER DIVISION ANALYSIS for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016:

The Other division includes various corporate and diversified business activities that are not allocated to the E&P or PA Mining Operations divisions. The diversified business activities include CNX Marine Terminal, closed and idle mine activities, water operations, selling, general and administrative activities, income tax expense (benefit), as well as various other non-operated activities.

The Other division had a loss before income tax of $131 million for the nine months ended September 30, 2017, compared to a loss before income tax of $211 million for the nine months ended September 30, 2016. The Other division also includes total Company income tax expense related to continuing operations of $40 million for the nine months ended September 30, 2017, compared to an income tax benefit of $72 million for the nine months ended September 30, 2016.

	For the Nine Months Ended September 30,
(in millions)	2017	2016	Variance	Percent Change
Other Outside Sales	$46	$21	$25	119.0%
Miscellaneous Other Income	45	43	2	4.7%
Gain on Sale of Assets	26	3	23	766.7%
Total Revenue	117	67	50	74.6%
Miscellaneous Operating Expense	117	127	(10)	(7.9)%
Selling, General, and Administrative Costs	9	11	(2)	(18.2)%
Depreciation, Depletion and Amortization	1	4	(3)	(75.0)%
Loss on Debt Extinguishment	1	—	1	100.0%
Interest Expense	120	136	(16)	(11.8)%
Total Other Costs	248	278	(30)	(10.8)%
Loss Before Income Tax	(131)	(211)	80	(37.9)%
Income Tax Expense (Benefit)	40	(72)	112	(155.6)%
Net Loss	$(171)	$(139)	$(32)	23.0%

Other Outside Sales
Other outside sales consists of sales from CNX Marine Terminal, which is located on 200 acres in the port of Baltimore and provides access to international coal markets. CNX Marine Terminal sales were $46 million for the nine months ended September 30, 2017, compared to $21 million for the nine months ended September 30, 2016. The $25 million increase in the period-to-period comparison was primarily due to an increase in throughput rates and tons in the current period.

Miscellaneous Other Income

Miscellaneous other income was $45 million for the nine months ended September 30, 2017, compared to $43 million for the nine months ended September 30, 2016. The change is due to the following items:

	For the Nine Months Ended September 30,
(in millions)	2017	2016	Variance
Royalty Income	$16	$7	$9
Interest Income	9	1	8
Equity in Earnings of Affiliates	—	1	(1)
Right of Way Sales	3	6	(3)
Rental Income	14	27	(13)
Other Income	3	1	2
Total Miscellaneous Other Income	$45	$43	$2

•
Royalty Income related to non-operated coal properties increased $9 million in the period-to period comparison primarily due to an increase in third-party activity and higher coal prices in the current period. Payments were also received in the current period under the terms of the royalty agreement related to the Buchanan Mine sale. See Note 2-Discontinued Operations in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details.

•	Interest Income increased $8 million in the period-to-period comparison primarily due to income tax refunds received in the current period related to prior period income tax filings.

•	Right of Way Sales relate to an initiative to generate additional revenue from the Company's unutilized surface rights.
The decrease of $3 million in the period-to-period comparison was due to fewer sales in the current period.

•	Rental Income decreased $13 million primarily due to a decrease in lease payments received as a result of the sale of certain subleased equipment in the current period.

Gain on Sale of Assets
Gain on sale of assets increased $23 million in the period-to-period comparison primarily due to the sale of Powhatan #4 coal reserves and the sale of approximately 22,000 surface acres in Colorado during the nine months ended September 30, 2017. See Note 3 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. No such transactions occurred in the prior period.

Miscellaneous Operating Expense

Miscellaneous operating expense related to the Other division was $117 million for the nine months ended September 30, 2017, compared to $127 million for the nine months ended September 30, 2016. Miscellaneous operating expense decreased in the period-to-period comparison due to the following items:

	For the Nine Months Ended September 30,
(in millions)	2017	2016	Variance
Pension Settlement	$—	$17	$(17)
Lease Rental Expense	11	23	(12)
Litigation Expense	1	4	(3)
Workers' Compensation	3	5	(2)
Closed and Idle Mines	6	7	(1)
UMWA Expenses	6	7	(1)
UMWA OPEB Expense	33	33	—
Bank Fees	13	13	—
Severance Payments	1	1	—
Coal Reserve Holding Costs	5	4	1
CNX Marine Terminal	15	13	2
Pension Expense	(6)	(10)	4
Transaction Fees	20	—	20
Other	9	10	(1)
Miscellaneous Operating Expense	$117	$127	$(10)

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

•	Lease Rental Expense decreased $12 million primarily due to the sale of certain subleased equipment in the current period.

•
Pension Expense increased $4 million in the period-to-period comparison due to modifications made to the actuarial calculation of net periodic benefit cost at the beginning of each year. See Note 14 - Pension and Other Postretirement Benefit Plans in the Notes to the Audited Financial Statements in the Company's December 31, 2016 Form 10-K for additional information.

•	Transaction Fees of $20 million are costs primarily associated with the separation of the E&P and PA Mining Operations divisions.

Selling, General and Administrative Costs
Selling, general and administrative costs allocated to the Other division decreased $2 million in the period-to-period comparison. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net Income (Loss) Attributable to CONSOL Energy Shareholders" of this quarterly report for more information.
Deprecation, Depletion and Amortization
Depreciation, depletion and amortization decreased $3 million in the period-to-period comparison due to changes in the asset retirement obligations at two of the Company's closed mine locations.
Loss on Debt Extinguishment
Loss on debt extinguishment of $1 million was recognized in the nine months ended September 30, 2017 due to the redemption of the 8.25% senior notes due in April 2020, the redemption of the 6.375% senior notes due in March 2021 and the purchase of a portion of the 5.875% senior notes due in April 2022. See Note 11 - Long-Term Debt in the Notes to the Audited Financial Statements in the Company's December 31, 2016 Form 10-K for additional information.

Interest Expense

Interest expense of $120 million was recognized in the nine months ended September 30, 2017, compared to $136 million in the nine months ended September 30, 2016. The decrease of $16 million was primarily due to the Company's revolving credit facility having no outstanding borrowings during the nine months ended September 30, 2017, compared to $354 million of outstanding borrowings at September 30, 2016. The decrease was also due to the payoff of a portion of the 2022 senior notes and the redemption of the 2020 and 2021 senior notes during the nine months ended September 30, 2017.

Income Taxes

The effective income tax rate for continuing operations when excluding noncontrolling interest was 27.7% for the nine months ended September 30, 2017, compared to 24.7% for the nine months ended September 30, 2016. The effective rates for the nine months ended September 30, 2017 and 2016 were calculated using the annual effective rate projections on recurring earnings and include tax liabilities related to certain discrete transactions. The effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the income tax benefit for excess percentage depletion. See Note 7 - Income Taxes of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

	For the Nine Months Ended September 30,
(in millions)	2017	2016	Variance	Percent Change
Total Company Earnings (Loss) Before Income Tax Excluding Noncontrolling Interest	$144	$(291)	$435	(149.5)%
Income Tax Expense (Benefit)	$40	$(72)	$112	(155.6)%
Effective Income Tax Rate	27.7%	24.7%	3.0%

Liquidity and Capital Resources
CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. On June 18, 2014, CONSOL Energy entered into a five year Credit Agreement for a $2.0 billion senior secured revolving credit facility, which expires on June 18, 2019. In October 2017, the Company's lending group reaffirmed the $2.0 billion borrowing base of the facility. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries. CONSOL Energy's credit facility allows for up to $2.0 billion of borrowings, which includes a $750 million letters of credit aggregate sub-limit. CONSOL Energy can request an additional $500 million increase in the aggregate borrowing limit amount. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Availability under the facility is limited to a borrowing base, which is determined by the lenders syndication agent and approved by the required number of lenders in good faith by calculating a value of CONSOL Energy's proved gas reserves. The facility includes a minimum interest coverage ratio covenant of no less than 2.50 to 1.00, measured quarterly. The interest coverage ratio is calculated as the ratio of Adjusted EBITDA to cash interest expense of CONSOL Energy and certain of its subsidiaries, excluding CNXC. The interest coverage ratio was 5.46 to 1.00 at September 30, 2017. Adjusted EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, and gains and losses on debt extinguishment, and includes cash distributions received from affiliates, plus pro-rata earnings from material acquisitions. The facility also includes a minimum current ratio covenant of no less than 1.00 to 1.00, measured quarterly. The minimum current ratio is calculated as the ratio of current assets plus revolver availability, to current liabilities excluding borrowings under the revolver. This calculation also excludes all of CNXC's current assets, current liabilities and revolver availability. The current ratio was 3.09 to 1.00 at September 30, 2017. Affirmative and negative covenants in the facility limit the Company's ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends, merge with another corporation and amend, modify or restate the senior unsecured notes. The credit facility allows unlimited investments in joint ventures for the development and operation of natural gas gathering systems. The facility permits CONSOL Energy to separate its natural gas and coal businesses if the leverage ratio (which, is essentially the ratio of debt to EBITDA) of the natural gas business immediately after the separation would not be greater than 2.75 to 1.00. At September 30, 2017, the facility had no borrowings outstanding and $314 million of letters of credit outstanding, leaving $1,686 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
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
In October 2017, the facility was amended to allow for the spin-off of CONSOL Mining, a subsidiary of the Company that will hold the coal business. At the time of the spin-off, the Company must be in compliance with a total net leverage ratio less than 3.50 to 1.00 on a pro forma standalone basis, and the lenders’ commitments to the facility will be reduced from $2.0 billion to $1.5 billion. The borrowing base will be unchanged from $2.0 billion. The amendment will be effective upon the consummation of the spin-off.
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

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various natural gas and NGL swap and option transactions, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net liability of $46 million at September 30, 2017 and a net liability of $188 million at December 31, 2016. The Company has not experienced any issues of non-performance by derivative counterparties.
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

Cash Flows (in millions)

	For the Nine Months Ended September 30,
	2017	2016	Change
Cash Provided by Operating Activities	$472	$388	$84
Cash Provided by Investing Activities	$12	$221	$(209)
Cash Used in Financing Activities	$(259)	$(602)	$343

Cash provided by operating activities changed in the period-to-period comparison primarily due to the following items:

•	Net income increased $652 million in the period-to-period comparison.

•
Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $292 million net change in commodity derivative instruments, a $338 million change in discontinued operations (See Note 2 - Discontinued Operations in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information), and a $184 million change in gain on the sale of assets. These adjustments were offset, in part, by a $138 million impairment in the carrying value of Knox Energy (See Note 9 - Property, Plant, and Equipment in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information) and a $116 million change in deferred income taxes.

Cash provided by investing activities changed in the period-to-period comparison primarily due to the following items:

•	Capital expenditures increased $271 million in the period-to-period comparison due to the following:

◦	E&P division capital expenditures increased $256 million primarily due to increased expenditures in both the Marcellus and Utica Shale plays resulting from increased drilling activity.

◦
PA Mining Operations division capital expenditures increased $11 million primarily due to an increase in refuse expenditures, as well as equipment purchases and various other items that occurred throughout both periods, none of which were individually material.

◦	Other capital expenditures increased $4 million primarily due to expenditures related to the Company's water operations.

•
Proceeds from the sale of assets increased $388 million primarily due to the sale of approximately 32,900 net undeveloped acres in Ohio, Pennsylvania, and West Virginia, the sale of approximately 22,000 acres in Colorado and the sale of Knox Energy all in the current period (See Note 3 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

•
Net Distributions from (Investments in) Equity Affiliates changed $40 million in the period-to-period comparison primarily due to distributions of $18 million received from CONE Midstream Partners LP and distributions of $17 million from CONE Gathering LLC in the nine months ended September 30, 2017. During the nine months ended September 30, 2016, $8 million of contributions were made to CONE Midstream Partners, LP and CONE Gathering LLC and distributions of $3 million were received from Buchanan Generation LLC. See Note 17 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
Discontinued Operations decreased $366 million primarily as a result of the sale of the Buchanan Mine and certain other metallurgical coal reserves in the three months ended March 31, 2016. See Note 2 - Discontinued Operations of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Cash used in financing activities changed in the period-to-period comparison primarily due to the following items:

•
In the nine months ended September 30, 2017, CONSOL Energy repurchased $117 million of the 2022 bonds, $74 million of the 2020 bonds and $21 million of the 2021 bonds. See Note 11 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
In the nine months ended September 30, 2017, there were $13 million of net payments under the CNX Coal Resources LP credit facility compared to $23 million of net proceeds in the nine months ended September 30, 2016.

•	In the nine months ended September 30, 2016, CONSOL Energy made payments on the senior secured credit facility of $598 million. No payments were made in the nine months ended September 30, 2017.

The following is a summary of the Company's significant contractual obligations at September 30, 2017 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$47,869	$12,438	$682	$—	$60,989
Gas Firm Transportation and Processing	140,216	256,428	243,105	540,809	1,180,558
Long-Term Debt	990	188,457	1,730,999	603,591	2,524,037
Interest on Long-Term Debt	155,488	309,037	295,373	58,923	818,821
Capital (Finance) Lease Obligations	9,981	20,346	11,184	—	41,511
Interest on Capital (Finance) Lease Obligations	2,482	3,066	467	—	6,015
Operating Lease Obligations	58,986	73,105	48,380	66,176	246,647
Long-Term Liabilities—Employee Related (a)	67,397	131,770	128,972	575,947	904,086
Other Long-Term Liabilities (b)	349,597	79,180	51,668	328,133	808,578
Total Contractual Obligations (c)	$833,006	$1,073,827	$2,510,830	$2,173,579	$6,591,242
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

Debt
At September 30, 2017, CONSOL Energy had total long-term debt and capital lease obligations of $2,565 million outstanding, including the current portion of long-term debt of $11 million. This long-term debt consisted of:

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

•	Advance royalty commitments of $2 million with an average interest rate of 7.73% per annum.

•	An aggregate principal amount of $1 million on a note maturing in March 2018.

•	An aggregate principal amount of $41 million of capital leases with a weighted average interest rate of 6.61% per annum.

•	An aggregate principal amount of $188 million in outstanding borrowings under the revolver for CNXC. CONSOL Energy is not a guarantor of CNXC's revolving credit facility.

At September 30, 2017, CONSOL Energy had no borrowings outstanding and approximately $314 million of letters of credit outstanding under the $2.0 billion senior secured revolving credit facility.

Total Equity and Dividends
CONSOL Energy had total equity of $4,071 million at September 30, 2017 and $3,941 million at December 31, 2016. See the Consolidated Statement of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. CONSOL Energy suspended its quarterly dividend following the sale of the Buchanan Mine, in March 2016, to further reflect the Company's increased emphasis on growth. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's credit facility limits CONSOL Energy's ability to pay dividends in excess of an annual rate of $0.50 per share when the Company's leverage ratio exceeds 3.50 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facility. The total leverage ratio was 2.93 to 1.00 and the cumulative credit was approximately $861 million at September 30, 2017. The calculation of this leverage ratio excludes CNXC. The credit facility does not permit dividend payments in the event of default. The indentures to the 2022 and 2023 notes limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the nine months ended September 30, 2017.

In September 2017, CONSOL Energy’s board of directors approved a one-year share repurchase program of up to $200 million, under which approximately $81 million of the Company's common stock had been repurchased as of October 30, 2017, at an average price of approximately $16.00 per share, through a Rule 10b5-1 plan that will terminate on November 1, 2017. On October 30, 2017, the Board approved an increase in the aggregate amount of the repurchase plan to $450 million. The repurchases will be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CONSOL's free cash flow position, leverage ratio, and capital plans.

On October 20, 2017 the Board of Directors of CONE Midstream GP LLC, the general partner of CONE Midstream Partners LP, announced the declaration of a cash distribution of $0.3025 per unit with respect to the third quarter of 2017. The distribution will be made on November 14, 2017 to unitholders of record as of the close of business on November 3, 2017. The distribution, which equates to an annual rate of $1.21 per unit, represents an increase of 3.5% over the prior quarter, and an increase of 15% over the distribution paid with respect to the third quarter of 2016.

On October 26, 2017, the Board of Directors of CNX Coal Resources LP declared a cash distribution to the Partnership's unitholders for the quarter ended September 30, 2017 of $0.5125 per common and subordinated unit. The cash distribution will be paid on November 15, 2017 to the unitholders of record at the close of business on November 8, 2017.

Off-Balance Sheet Transactions

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q. CONSOL Energy participates in various multi-employer benefit plans such as the UMWA Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at September 30, 2017. The various multi-employer benefit plans are discussed in Note 16—Other Employee Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of the December 31, 2016 Form 10-K. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at September 30, 2017. Management believes these items will expire without being funded. See Note 12—Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

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

•
uncertainties as to the timing of the separation and whether it will be completed; the possibility that various closing conditions for the separation may not be satisfied; the impact of the separation on our business: the expected tax treatment of the separation; the risk that the coal and natural gas exploration and production business will not be separated successfully or such separation may be more difficult, time-consuming or costly than expected, which could result in additional demands on our resources, systems, procedures and controls, disruption of our ongoing business and diversion of management's attention from other business concerns; competitive responses to the separation;

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

At September 30, 2017, our open derivative instruments were in a net liability position with a fair value of $46 million. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at September 30, 2017. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value of the net liability by $275 million at September 30, 2017. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value of the net liability by $271 million at September 30, 2017.
CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At September 30, 2017, CONSOL Energy had $2,358 million aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $20 million, and $186 million of debt outstanding under variable-rate instruments, including unamortized debt issuance costs of $2 million. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were no borrowings at September 30, 2017, and CNXC's revolving credit facility, under which there were $188 million of borrowings at September 30, 2017. A hypothetical 100 basis-point increase in the average rate for CONSOL Energy's and CNXC's revolving credit facilities would decrease pre-tax future earnings by $2 million.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, CONSOL Energy does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of October 17, 2017, our hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2017 Fixed Price Volumes
Hedged Bcf	N/A	N/A	N/A	83.0	83.0
Weighted Average Hedge Price per Mcf	N/A	N/A	N/A	$2.63	$2.63
2018 Fixed Price Volumes
Hedged Bcf	86.8	84.3	85.3	86.0	342.4
Weighted Average Hedge Price per Mcf	$2.80	$2.79	$2.79	$2.80	$2.80
2019 Fixed Price Volumes
Hedged Bcf	59.2	59.8	60.5	60.3	239.4*
Weighted Average Hedge Price per Mcf	$2.69	$2.69	$2.69	$2.69	$2.69
2020 Fixed Price Volumes
Hedged Bcf	46.2	43.1	43.6	43.6	173.5*
Weighted Average Hedge Price per Mcf	$2.68	$2.59	$2.59	$2.56	$2.60
2021 Fixed Price Volumes
Hedged Bcf	31.2	31.5	31.9	31.9	126.5
Weighted Average Hedge Price per Mcf	$2.34	$2.34	$2.34	$2.33	$2.34
*Quarterly volumes do not add to annual volumes in as much as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2017 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
The first through the seventh paragraphs of Note 12—Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 1A.         RISK FACTORS

There can be no assurance that we will complete our proposed separation into two separate publicly-traded companies: (i) a natural gas exploration and production (E&P) company, and (ii) a coal company.
As previously disclosed, CONSOL Energy intends to separate into two separate publicly-traded companies: (i) a natural gas exploration and production (E&P) company, and (ii) a coal company (the “spin-off”). The Registration Statement on Form 10 relating to the spin-off has not yet been declared effective by the SEC, and completion of the spin-off is subject to various conditions. There can be no assurance that the spin-off will be completed. CONSOL Energy expects that the process of completing the proposed separation will be time-consuming and involve significant costs and expenses, which may be significantly higher than what it currently anticipates and may not yield a benefit if the separation is not completed.
There may be substantial disruption to our business and distraction of our management and employees as a result of the proposed spin-off, and the uncertainty associated with the proposed transaction may otherwise adversely impact our operations and relationships with key stakeholders.
There may be substantial disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the proposed spin-off may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to CONSOL Energy.
In addition, the uncertainty surrounding whether or when the spin-off will occur and other aspects of the spin-off, may adversely affect our ability to enter into new customer agreements or extend or expand existing customer relationships if potential and existing customers choose to wait to learn whether the transaction will proceed before committing to new, extended or expanded customer relationships with us. Similarly, suppliers, vendors and other businesses or organizations that we may seek to contract with or expand existing relationships with us may choose to wait to enter into new agreements or arrangements or change existing agreements or arrangements with us. If such uncertainty continues for a protracted period, our ability to secure new, extended or expanded customer relationships may be adversely affected, or we may be compelled to pay higher fees or incur new or higher expenses to operate and maintain our business. We cannot predict whether or when any adverse effects on our business will result from these uncertainties, but such effects, if any, could materially and adversely affect our revenues and results of operations in future periods.
Furthermore, the uncertainty surrounding the potential spin-off may adversely affect our ability to attract and retain qualified personnel. We operate in an industry that currently experiences a high level of competition among different companies for qualified and experienced personnel. The uncertainty relating to the possibility of the spin-off may increase the risk that we could experience higher than normal rates of attrition or that we experience increased difficulty in attracting qualified personnel or incur higher expenses to do so. High levels of attrition among the management and employee personnel necessary to operate our business or difficulties or increased expense incurred to replace any personnel who leave, could materially adversely affect our business or results of operations.
The separation may not achieve some or all of the anticipated benefits.
CONSOL Energy may not realize some or all of the anticipated strategic, financial, operational or other benefits from the separation. As independent publicly-traded companies, the two companies will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions, such as changes in natural gas industry, which could result in increased volatility in their cash flows, working capital and financing requirements and could materially and adversely affect the respective business, financial condition and results of operations. Further, there can be no assurance that the combined value of the common stock of the two publicly-traded companies will be equal to or greater than what the value of CONSOL Energy’s common stock would have been had the proposed separation not occurred.
ITEM 4.     MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95 to this quarterly report.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety and Health Administration Safety Data.

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2017 furnished in XBRL).
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2017

CONSOL ENERGY INC.

By:	/s/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Chief Executive Officer and President and Director (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ DONALD W. RUSH
Donald W. Rush
Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial Officer)

By:	/S/ C. KRISTOPHER HAGEDORN
C. Kristopher Hagedorn
Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)