Form 10-Q
period 2018-03-31
CNX Resources Corp
filed 2018-05-03
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒    Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☐
Emerging Growth Company ☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of April 16, 2018
Common stock, $0.01 par value	217,910,958

GLOSSARY OF CERTAIN OIL AND GAS MEASUREMENT TERMS

The following are abbreviations of certain measurement terms commonly used in the oil and gas industry and included within this Form 10-Q:

Bbl - One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.
Bbtu - One billion British Thermal units.
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
Net - “Net” natural gas or “net” acres are determined by adding the fractional ownership working interests CNX Resources Corporation and its subsidiaries has in gross wells or acres.
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
Tcfe - One trillion cubic feet of natural gas equivalents, with one barrel of oil being equivalent to 6,000 cubic feet of gas.

PART I : FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended
(Unaudited)	March 31,
Revenues and Other Operating Income:	2018	2017
Natural Gas, NGLs and Oil Revenue	$405,623	$317,763
Gain (Loss) on Commodity Derivative Instruments	35,087	(22,463)
Purchased Gas Revenue	18,055	8,979
Midstream Revenue	26,254	—
Other Operating Income	10,710	15,650
Total Revenue and Other Operating Income	495,729	319,929
Costs and Expenses:
Operating Expense
Lease Operating Expense	36,810	21,633
Transportation, Gathering and Compression	86,261	94,332
Production, Ad Valorem, and Other Fees	9,233	9,329
Depreciation, Depletion and Amortization	124,667	95,678
Exploration and Production Related Other Costs	2,380	9,785
Purchased Gas Costs	17,054	8,895
Impairment of Exploration and Production Properties	—	137,865
Selling, General, and Administrative Costs	31,349	21,802
Other Operating Expense	16,047	18,176
Total Operating Expense	323,801	417,495
Other (Income) Expense
Other (Income) Expense	(6,493)	4,075
Gain on Asset Sales	(11,342)	(3,996)
Gain on Previously Held Equity Interest	(623,663)	—
Loss (Gain) on Debt Extinguishment	15,635	(822)
Interest Expense	38,551	41,606
Total Other (Income) Expense	(587,312)	40,863
Total Costs And Expenses	(263,511)	458,358
Earnings (Loss) From Continuing Operations Before Income Tax	759,240	(138,429)
Income Tax Expense (Benefit)	213,694	(47,422)
Income (Loss) From Continuing Operations	545,546	(91,007)
Income From Discontinued Operations, net	—	52,041
Net Income (Loss)	545,546	(38,966)
Less: Net Income Attributable to Noncontrolling Interest	17,983	—
Net Income (Loss) Attributable to CNX Resources Shareholders	$527,563	$(38,966)

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(CONTINUED)

(Dollars in thousands, except per share data)	Three Months Ended
(Unaudited)	March 31,
Earnings (Loss) Per Share	2018	2017
Basic
Income (Loss) from Continuing Operations	$2.38	$(0.40)
Income from Discontinued Operations	—	0.23
Total Basic Earnings (Loss) Per Share	$2.38	$(0.17)
Dilutive
Income (Loss) from Continuing Operations	$2.35	$(0.40)
Income from Discontinued Operations	—	0.23
Total Dilutive Earnings (Loss) Per Share	$2.35	$(0.17)

Dividends Declared Per Share	$—	$—

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(Dollars in thousands)	March 31,
(Unaudited)	2018	2017
Net Income (Loss)	$545,546	$(38,966)
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($94), ($2,052))	170	3,502

Comprehensive Income (Loss)	545,716	(35,464)

Less: Comprehensive Income Attributable to Noncontrolling Interest	17,983	—

Comprehensive Income (Loss) Attributable to CNX Resources Shareholders	$527,733	$(35,464)

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$82,490	$509,167
Accounts and Notes Receivable:
Trade	157,605	156,817
Other Receivables	43,344	48,908
Supplies Inventories	10,676	10,742
Recoverable Income Taxes	20,178	31,523
Prepaid Expenses	92,651	95,347
Total Current Assets	406,944	852,504
Property, Plant and Equipment:
Property, Plant and Equipment	9,103,351	9,316,495
Less—Accumulated Depreciation, Depletion and Amortization	2,481,535	3,526,742
Total Property, Plant and Equipment—Net	6,621,816	5,789,753
Other Assets:
Investment in Affiliates	20,678	197,921
Goodwill	796,359	—
Other Intangible Assets	126,859	—
Other	149,573	91,735
Total Other Assets	1,093,469	289,656
TOTAL ASSETS	$8,122,229	$6,931,913

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	March 31, 2018	December 31, 2017
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$193,901	$211,161
Current Portion of Long-Term Debt	6,891	7,111
Other Accrued Liabilities	236,879	223,407
Total Current Liabilities	437,671	441,679
Long-Term Debt:
Long-Term Debt	2,211,165	2,187,026
Capital Lease Obligations	18,611	20,347
Total Long-Term Debt	2,229,776	2,207,373
Deferred Credits and Other Liabilities:
Deferred Income Taxes	258,220	44,373
Asset Retirement Obligations	7,985	198,768
Other	120,671	139,821
Total Deferred Credits and Other Liabilities	386,876	382,962
TOTAL LIABILITIES	3,054,323	3,032,014
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 218,639,873 Issued and Outstanding at March 31, 2018; 223,743,322 Issued and Outstanding at December 31, 2017	2,190	2,241
Capital in Excess of Par Value	2,409,475	2,450,323
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	1,940,882	1,455,811
Accumulated Other Comprehensive Loss	(8,306)	(8,476)
Total CNX Resources Stockholders’ Equity	4,344,241	3,899,899
Noncontrolling Interest	723,665	—
TOTAL STOCKHOLDERS' EQUITY	5,067,906	3,899,899
TOTAL LIABILITIES AND EQUITY	$8,122,229	$6,931,913

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total CNX Resources Corporation Stockholders’ Equity	Non- Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2017	$2,241	$2,450,323	$1,455,811	$(8,476)	$3,899,899	$—	$3,899,899
(Unaudited)
Net Income	—	—	527,563	—	527,563	17,983	545,546
Other Comprehensive Income (Net of ($94) Tax)	—	—	—	170	170	—	170
Comprehensive Income	—	—	527,563	170	527,733	17,983	545,716
Issuance of Common Stock	6	1,050	—	—	1,056	—	1,056
Purchase and Retirement of Common Stock (5,785,900 shares)	(57)	(46,229)	(37,677)	—	(83,963)	—	(83,963)
Shares Withheld for Taxes	—	—	(4,815)	—	(4,815)	(347)	(5,162)
Acquisition of CNX Gathering, LLC	—	—	—	—	—	718,577	718,577
Amortization of Stock-Based Compensation Awards	—	4,331	—	—	4,331	579	4,910
Distributions to CNXM Noncontrolling Interest Holders	—	—	—	—	—	(13,127)	(13,127)
Balance at March 31, 2018	$2,190	$2,409,475	$1,940,882	$(8,306)	$4,344,241	$723,665	$5,067,906

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Three Months Ended
(Unaudited)	March 31,
Cash Flows from Operating Activities:	2018	2017
Net Income (Loss)	$545,546	$(38,966)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Net Income from Discontinued Operations	—	(52,041)
Depreciation, Depletion and Amortization	124,667	95,678
Amortization of Deferred Financing Costs	3,043	—
Impairment of Exploration and Production Properties	—	137,865
Stock-Based Compensation	4,910	3,754
Gain on Sale of Assets	(11,342)	(3,996)
Gain on Previously Held Equity Interest	(623,663)	—
Loss (Gain) on Debt Extinguishment	15,635	(822)
(Gain) Loss on Commodity Derivative Instruments	(35,087)	22,463
Net Cash Paid in Settlement of Commodity Derivative Instruments	(16,991)	(47,103)
Deferred Income Taxes	213,694	(24,321)
Equity in Earnings of Affiliates	(1,778)	(12,330)
Changes in Operating Assets:
Accounts and Notes Receivable	14,505	9,969
Recoverable Income Taxes	11,345	(7,704)
Supplies Inventories	66	592
Prepaid Expenses	(1,055)	437
Changes in Operating Liabilities:
Accounts Payable	2,152	24,954
Accrued Interest	24,905	35,769
Other Operating Liabilities	(5,251)	11,997
Changes in Other Liabilities	(5,500)	(4,051)
Other	(461)	10,930
Net Cash Provided by Continuing Operating Activities	259,340	163,074
Net Cash Provided by Discontinued Operating Activities	—	48,721
Net Cash Provided by Operating Activities	259,340	211,795
Cash Flows from Investing Activities:
Capital Expenditures	(232,485)	(103,922)
CNX Gathering, LLC Acquisition, Net of Cash Acquired	(299,272)	—
Proceeds from Asset Sales	101,763	9,868
Net Distributions from Equity Affiliates	3,650	5,909
Net Cash Used in Continuing Investing Activities	(426,344)	(88,145)
Net Cash Provided by Discontinued Investing Activities	—	503
Net Cash Used in Investing Activities	(426,344)	(87,642)
Cash Flows from Financing Activities:
Payments on Miscellaneous Borrowings	(2,042)	(1,953)
Payments on Long-Term Notes	(405,419)	(98,243)
Net Payments on CNXM Revolving Credit Facility	(129,500)	—
Proceeds from Issuance of CNXM Senior Notes	394,000	—
Distributions to CNXM Noncontrolling Interest Holders	(13,127)	—
Proceeds from Issuance of Common Stock	1,056	494
Shares Withheld for Taxes	(5,162)	(6,278)
Purchases of Common Stock	(80,879)	—
Debt Repurchase and Financing Fees	(18,600)	(250)
Net Cash Used in Continuing Financing Activities	(259,673)	(106,230)
Net Cash Used in Discontinued Financing Activities	—	(10,456)
Net Cash Used in Financing Activities	(259,673)	(116,686)
Net (Decrease) Increase in Cash and Cash Equivalents	(426,677)	7,467
Cash and Cash Equivalents at Beginning of Period	509,167	46,299
Cash and Cash Equivalents at End of Period	$82,490	$53,766
The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheet at December 31, 2017 has been derived from the Audited Consolidated Financial Statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2017 included in CNX Resources Corporation's ("CNX," the "Company," "we," "us," or "our") Annual Report on Form 10-K.

Certain amounts in prior periods have been reclassified to conform to the current period presentation. On November 28, 2017, the Company spun-off the coal operations previously held by CNX, which were comprised of the Pennsylvania Mining Complex, Baltimore Marine Terminal, its direct and indirect ownership interest in CONSOL Coal Resources LP, formerly known as CNXC Coal Resources LP, and other related coal assets. The financial position, results of operations and cash flows of the coal operations are reflected as discontinued operations for all periods presented through the date of the spin-off. See Note 5 - Discontinued Operations to the Unaudited Consolidated Financial statements for further details regarding the spin-off.

The Consolidated Balance Sheet at March 31, 2018 reflects the full consolidation of CNX Gathering, LLC's assets and liabilities as a result of the purchase of NBL Midstream, LLC's interest on January 3, 2018 (See Note 6 - Acquisitions and Dispositions for more information). The purchase accounting remains preliminary as contemplated by Generally Accepted Accounting Principles and, as a result, there may be upon further review future changes to the value, as well as allocation, of the acquired assets and liabilities, associated amortization expense, goodwill and the gain on the previously held equity interest. These changes may be material.

NOTE 2—EARNINGS PER SHARE:

Basic earnings per share are computed by dividing net income attributable to CNX shareholders by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from stock options, performance stock options, restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and performance share options were exercised, that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. The impact of CNXM's dilutive units did not have a material impact on the Company's earnings per share calculations for the period from January 3, 2018 through March 31, 2018.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be antidilutive:

	For the Three Months Ended March 31,
	2018	2017
Antidilutive Options	2,293,506	5,472,165
Antidilutive Restricted Stock Units	11,480	951,320
Antidilutive Performance Share Units	312,296	1,762,690
Antidilutive Performance Stock Options	927,268	802,804
	3,544,550	8,988,979

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended March 31,
	2018	2017
Options	153,718	61,624
Restricted Stock Units	171,137	334,040
Performance Share Units	357,596	560,936
	682,451	956,600
The computations for basic and dilutive earnings per share are as follows:

	For the Three Months Ended March 31,
	2018	2017
Income (Loss) from Continuing Operations	$545,546	$(91,007)
Less: Net Income Attributable to Non-Controlling Interest	17,983	—
Net Income (Loss) from Continuing Operations Attributable to CNX Resources Shareholders	$527,563	$(91,007)
Income from Discontinued Operations	—	52,041
Net Income (Loss) Attributable to CNX Resources Shareholders	$527,563	$(38,966)

Weighted-average shares of common stock outstanding	221,930,165	229,817,169
Effect of dilutive shares	2,252,371	—
Weighted-average diluted shares of common stock outstanding	224,182,536	229,817,169

Earnings (Loss) per Share:
Basic (Continuing Operations)	$2.38	$(0.40)
Basic (Discontinued Operations)	—	0.23
Total Basic	$2.38	$(0.17)

Dilutive (Continuing Operations)	$2.35	$(0.40)
Dilutive (Discontinued Operations)	—	0.23
Total Dilutive	$2.35	$(0.17)

NOTE 3—CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

Changes in Accumulated Other Comprehensive Loss by component, net of tax, were as follows:

Long-Term Liabilities
Balance at December 31, 2017	$(8,476)
Amounts Reclassified from Accumulated Other Comprehensive Loss, net of tax	170
Balance at March 31, 2018	$(8,306)

The following table shows the reclassification of adjustments out of Accumulated Other Comprehensive Loss:

	For the Three Months Ended March 31,
	2018	2017
Actuarially Determined Long-Term Liability Adjustments
Amortization of Prior Service Costs	$(90)	$(749)
Recognized Net Actuarial Loss	354	6,303
Total	264	5,554
Less: Tax Benefit	94	2,052
Net of Tax	$170	$3,502

NOTE 4—REVENUE FROM CONTRACTS WITH CUSTOMERS:

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) using the modified retrospective method, which did not result in any changes to previously reported financial information. The updates related to the new revenue standard were applied only to contracts that were not complete as of January 1, 2018.

Revenue from Contracts with Customers

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company has elected to exclude all taxes from the measurement of transaction price.

Nature of Performance Obligations

At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promised good or service that is distinct. To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

For natural gas, NGLs and oil, and purchased gas revenue, the Company generally considers the delivery of each unit (MMBtu or Bbl) to be a separate performance obligation that is satisfied upon delivery. Payment terms for these contracts typically require payment within 25 days of the end of the calendar month in which the hydrocarbons are delivered. A significant number of these contracts contain variable consideration because the payment terms refer to market prices at future delivery dates. In these situations, the Company has not identified a standalone selling price because the terms of the variable payments relate specifically to the Company’s efforts to satisfy the performance obligations. A portion of the contracts contain fixed consideration (i.e. fixed price contracts or contracts with a fixed differential to NYMEX or index prices). The fixed consideration is allocated to each performance obligation on a relative standalone selling price basis, which requires judgment from management. For these contracts, the Company generally concludes that the fixed price or fixed differentials in the contracts are representative of the standalone selling price. Revenue associated with natural gas, NGLs and oil as presented on the accompanying Consolidated Statement of Income represent the Company’s share of revenues net of royalties and excluding revenue interests owned by others. When selling natural gas, NGLs and oil on behalf of royalty owners or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis.

Midstream revenue consists of revenues generated from natural gas gathering activities. The gas gathering services are interruptible in nature and include charges for the volume of gas actually gathered and do not guarantee access to the system. Volumetric based fees are based on actual volumes gathered. The Company generally considers the interruptible gathering of each unit (MMBtu) of natural gas represents a separate performance obligation. Payment terms for these contracts typically require payment within 25 days of the end of the calendar month in which the hydrocarbons are gathered.

Transaction price allocated to remaining performance obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. However, the guidance provides certain practical expedients that limit this requirement, including when variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a series.

A significant portion of or natural gas, NGLs and oil and purchased gas revenue is short-term in nature with a contract term of one year or less. For those contracts, we have utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

For revenue associated with contract terms greater than one year, a significant portion of the consideration in those contracts is variable in nature and the Company allocates the variable consideration in its contract entirely to each specific performance obligation to which it relates. Therefore, any remaining variable consideration in the transaction price is allocated entirely to wholly unsatisfied performance obligations. As such, the Company has not disclosed the value of unsatisfied performance obligations pursuant to the practical expedient.

For revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $7,938 as of March 31, 2018. The Company expects to recognize revenue of $2,299 in the next 12 months and $1,847 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with our midstream contracts, which also have terms greater than one year, we have utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under our midstream contracts the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-period performance obligations

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and NGL revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts received in the month that payment is received from the purchaser. We have existing internal controls for our revenue estimation process and related accruals, and any identified differences between our revenue estimates and actual revenue received historically have not been significant. For the three months ended March 31, 2018 and 2017, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

Disaggregation of Revenue

The following table is a disaggregation of our revenue by major sources:

	For the Three Months Ended March 31,
	2018	2017
Revenue from Contracts with Customers
Natural Gas Revenue	$347,348	$273,546
NGLs Revenue	50,884	39,283
Condensate Revenue	6,503	4,305
Oil Revenue	888	629
Total Natural Gas, NGLs and Oil Revenue	405,623	317,763

Purchased Gas Revenue	18,055	8,979
Midstream Revenue	26,254	—

Other Sources of Revenue and Other Operating Income
Gain (Loss) on Commodity Derivative Instruments	35,087	(22,463)
Other Operating Income	10,710	15,650
Total Revenue and Other Operating Income	$495,729	$319,929

The disaggregated revenue information corresponds with the Company’s segment reporting.

Contract balances

We invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts with customers do not give rise to contract assets or liabilities under ASC 606. The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

The opening and closing balances of the Company’s receivables related to contracts with customers were $156,817 and $157,605, respectively. Included in this balance are receivables related to the January 3rd, 2018 acquisition of $9,353 (see Note - 6 for more information).

NOTE 5—DISCONTINUED OPERATIONS:

On November 28, 2017, CNX announced that it had completed the tax-free spin-off of its coal business resulting in two independent, publicly traded companies: (i) a coal company, CONSOL Energy, formerly known as CONSOL Mining Corporation and (ii) CNX, a natural gas exploration and production company. Following the separation, CONSOL Energy and its subsidiaries hold the coal assets previously held by CNX, including its Pennsylvania Mining Complex, Baltimore Marine Terminal, its direct and indirect ownership interest in CONSOL Coal Resources LP, formerly known as CNX Coal Resources LP, and other related coal assets previously held by CNX. As of the close of business on November 28, 2017, CNX's shareholders received one share of CONSOL Energy common stock for every eight shares of CNX's common stock held as of November 15, 2017 (the “Record Date”). The coal company has been reclassified to discontinued operations for all periods presented.

The following table details selected financial information for the divested business included within discontinued operations:

For the Three Months Ended
March 31, 2017
Coal Revenue	$316,448
Other Outside Sales	12,886
Freight-Outside Coal	12,282
Miscellaneous Other Income	17,396
Gain on Sale of Assets	7,955
Total Revenue and Other Income	$366,967
Total Costs	315,829
Income From Operations Before Income Taxes	$51,138
Income Tax Benefit	(6,367)
Less: Net Income Attributable to Noncontrolling Interest	5,464
Income From Discontinued Operations, net	$52,041

There were no remaining major classes of assets or liabilities of discontinued operations at March 31, 2018 and December 31, 2017.

NOTE 6—ACQUISITIONS AND DISPOSITIONS:

On March 30, 2018, CNX Gas Company LLC (CNX Gas), an indirect wholly owned subsidiary of CNX, completed the sale of substantially all of its shallow oil and gas assets and certain CBM assets in Pennsylvania and West Virginia for $87,510 in cash consideration. In connection with the sale, the buyer assumed approximately $196,514 of asset retirement obligations. The net gain on the sale was $4,751 and is included in the Gain on Asset Sales line of the Consolidated Statements of Income.

On December 14, 2017, CNX Gas entered into a purchase agreement with NBL Midstream, LLC (Noble), pursuant to which CNX Gas acquired Noble’s 50% membership interest in CONE Gathering LLC (CNX Gathering), for a cash purchase price of $305,000 and the mutual release of all outstanding claims (the "Midstream Acquisition"). CNX Gathering owns a 100% membership interest in CONE Midstream GP LLC (the general partner), which is the general partner of CONE Midstream Partners LP (CNXM or the Partnership), which is a publicly traded master limited partnership formed in May 2014 by CNX Gas and Noble. In conjunction with the Midstream Acquisition, which closed on January 3, 2018, the general partner, the Partnership and CONE Gathering LLC changed their names to CNX Midstream GP LLC, CNX Midstream Partners LP, and CNX Gathering LLC, respectively.

Prior to the Midstream Acquisition, the Company accounted for its 50% interest in CNX Gathering LLC as an equity method investment as the Company had the ability to exercise significant influence, but not control, over the operating and financial policies of the midstream operations. In conjunction with the Midstream Acquisition, the Company obtained a controlling interest in CNX Gathering LLC and, through CNX Gathering's ownership of the general partner, control over the Partnership. Accordingly, the Midstream Acquisition has been accounted for as a business combination using the acquisition method of accounting pursuant to Accounting Standards Codification Topic 805, Business Combinations, or ASC 805. ASC 805 requires that, in such business combination achieved in stages (or step acquisition), previously held equity interests are remeasured at fair value and any difference between the fair value and the carrying value of the equity interest held be recognized as a gain or loss on the statement of income.

The fair value assigned to the previously held equity interest in CNX Gathering and CNXM for purposes of calculating the gain or loss was $799,033 and was determined using the income approach, based on a discounted cash flow methodology. The resulting gain on remeasurement to fair value of the previously held equity interest in the CNX Gathering and CNXM of $623,663 is included in the Gain on Previously Held Equity Interest line of the Consolidated Statements of Income.

The fair values of the previously held equity interests were based on inputs that are not observable in the market and therefore represent Level 3 inputs. These fair values were measured using valuation techniques that convert future cash flows into a single discounted amount. Significant inputs to the valuation included estimates of: (i) gathering volumes; (ii) future operating costs; and (iii) a market-based weighted average cost of capital. These inputs required significant judgments and estimates by management, are still under review, and may be subject to change. These inputs have a significant impact on the valuation of the previously held equity interests and future changes may occur.

The estimated fair value of midstream facilities and equipment, generally consisting of pipeline systems and compression stations, were estimated using the cost approach. Significant unobservable inputs in the estimate of fair value include management's assumptions about the replacement costs for similar assets, the relative age of the acquired assets and any potential economic or functional obsolescence associated with the acquired assets. As a result, the estimated fair value of the midstream facilities and equipment represents a Level 3 fair value measurement.

As part of the preliminary purchase price allocation, the Company identified intangible assets for customer relationships with third party customers. The fair value of the identified intangible assets was determined using the income approach which requires a forecast of the expected future cash flows generated and an estimated market-based weighted average cost of capital. Significant unobservable inputs in the determination of fair value include future revenue estimates, future cost assumptions, and estimated customer retention rates. As a result, the estimated fair value of the identified intangible assets represents a Level 3 fair value measurement. Differences between the preliminary purchase price allocation and the final purchase price allocation may change the amount of intangible assets and goodwill ultimately recognized in conjunction with the Midstream Acquisition.

The noncontrolling interest in the acquired business is comprised of the limited partner units in CNXM which were not acquired by the Company. The CNXM limited partner units are actively traded on the New York Stock Exchange, and were valued based on observable market prices as of the transaction date and therefore represent a Level 1 fair value measurement.

Allocation of Purchase Price

The following table summarizes the purchase price and estimated values of assets and liabilities assumed based on the fair value as of January 3, 2018, with any excess of the purchase price over the estimated fair value of the identified net assets acquired recorded as goodwill. The preliminary purchase price allocation will be subject to further refinement, which may result in material changes.

Estimated Fair Value of Consideration Transferred:

Cash Consideration	$305,000
CNX Gathering Cash on Hand at January 3, 2018 Distributed to Noble	2,620
Fair Value of Previously Held Equity Interest	799,033
Total Estimated Fair Value of Consideration Transferred	$1,106,653

The following is a summary of the preliminary estimated fair values of the net assets acquired:

Fair Value of Assets Acquired:
Cash and Cash Equivalents	$8,348
Accounts and Notes Receivable	21,199
Prepaid Expense	2,006
Other Current Assets	163
Property, Plant and Equipment, Net	1,043,340
Intangible Assets	128,781
Other	593
Total Assets Acquired	1,204,430

Fair Value of Liabilities Assumed:
Accounts Payable	26,059
CNXM Revolving Credit Facility	149,500
Total Liabilities Assumed	175,559

Total Identifiable Net Assets	1,028,871
Fair Value of Noncontrolling Interest in CNXM	(718,577)
Goodwill	796,359
Net Assets Acquired	$1,106,653

Post-Acquisition Operating Results

The acquisition contributed the following to the Company's Midstream segment for the three months ended March 31, 2018.

Three Months Ended March 31, 2018
Midstream Revenue	$64,178
Earnings From Continuing Operations Before Income Tax	$35,550

Unaudited Pro Forma Information

The following table presents unaudited pro forma combined financial information for the three months ended March 31, 2017, which presents the Company’s results as though the acquisition had been completed at January 1, 2017. The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the acquisition been completed at January 1, 2017; furthermore, the financial information is not intended to be a projection of future results.

Pro Forma
(in thousands, except per share data) (unaudited)	Three Months Ended March 31, 2017
Pro Forma Total Revenue and Other Operating Income	$344,637
Pro Forma Net Loss from Continuing Operations	$(57,810)
Less: Pro Forma Net income Attributable to Noncontrolling Interests	$19,414
Pro Forma Net Loss from Continuing Operations Attributable to CNX	$(77,224)
Pro Forma Loss per Share from Continuing Operations (Basic)	$(0.34)
Pro Forma Loss per Share from Continuing Operations (Diluted)	$(0.34)

NOTE 7—COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COST:

Components of Net Periodic Benefit Cost are as follows:

	For the Three Months Ended March 31,
	2018	2017
Service Cost	$96	$44
Interest Cost	300	143
Amortization of Prior Service Credits	(90)	(43)
Recognized Net Actuarial Loss	373	181
Net Periodic Benefit Cost	$679	$325

NOTE 8—INCOME TAXES:

The effective tax rates for the three months ended March 31, 2018 and 2017 were 28.8% and 34.3%, respectively. The effective tax rate for the three months ended March 31, 2018 differs from the U.S. federal statutory rate of 21% primarily due to state taxes and state valuation allowances. The effective rate for the three months ended March 31, 2017 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and equity compensation.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "Act") which, among other things, lowered the U.S. Federal tax rate from 35% to 21%, repealed the corporate alternative minimum tax ("AMT"), and provided for a refunds of previously accrued AMT credits. The Company recorded a net tax benefit to reflect the impact of the Act as of December 31, 2017, as it is required to reflect the change in the period in which the law is enacted. Largely, the benefits recorded in the period ending December 31, 2017 related to tax reform are in recognition of the revaluation of deferred tax assets and liabilities, a benefit of $115,291, and a benefit for the reversal of a valuation allowance previously recorded against AMT credits which are now refundable, a benefit of $154,384.

The net benefits for the Act as recorded as provisional amounts as of March 31, 2018 represent the Company's best estimate using information available to the Company as of May 3, 2018. The Company anticipates U.S. regulatory agencies will issue further regulations over the next year which may alter this estimate. The Company is still evaluating, among other things, the application of limitations for executive compensation related to contracts existing prior to November 2, 2017, and provisions in the Act addressing the deductibility of interest expense after January 1, 2018. The Company will refine its estimates to incorporate new or better information as it comes available through the filing date of its 2017 U.S. income tax returns in the fourth quarter of 2018.

The total amount of uncertain tax positions at March 31, 2018 and December 31, 2017 was $37,813. If these uncertain tax positions were recognized, approximately $29,376 would affect CNX's effective tax rate at March 31, 2018 and December 31, 2017. There was no change to the unrecognized tax benefits during the three months ended March 31, 2018.

CNX recognizes accrued interest related to uncertain tax positions in interest expense. As of March 31, 2018 and December 31, 2017, the Company reported an accrued interest liability relating to uncertain tax positions of $728 and $644, respectively, in Other Liabilities on the Consolidated Balance Sheets. The accrued interest liability includes $84 of accrued interest expense that is reflected in the Company's Consolidated Statements of Income for the three months ended March 31, 2018.
CNX recognizes penalties accrued related to uncertain tax positions in its income tax expense. As of March 31, 2018 and December 31, 2017, CNX had no accrued liabilities for tax penalties related to uncertain tax positions.
CNX and its subsidiaries file federal income tax returns with the United States and tax returns within various states and Canadian jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2014. The Joint Committee on Taxation concluded its review of the audit of tax year 2015 on March 21, 2018. The audit resulted in a $108,651 reduction to CNX's net operating loss, primarily due to a reduction to the depreciation as an offset to the bonus depreciation taken in the 2010-2013 IRS audit. There was no cash impact from the audit.

NOTE 9—PROPERTY, PLANT AND EQUIPMENT:

	March 31, 2018	December 31, 2017
Property, Plant and Equipment
Intangible drilling cost	$3,902,099	$3,849,689
Proved gas properties	975,256	1,999,891
Gas gathering equipment	2,146,869	1,182,234
Unproved gas properties	929,875	919,733
Gas wells and related equipment	772,542	834,120
Surface land and other equipment	310,460	309,602
Other gas assets	66,250	221,226
Total Property, Plant and Equipment	$9,103,351	$9,316,495
Less: Accumulated Depreciation, Depletion and Amortization	2,481,535	3,526,742
Total Property, Plant and Equipment - Net	$6,621,816	$5,789,753
Property, Plant and Equipment Impairment
In February 2017, the Company approved a plan to sell subsidiaries Knox Energy LLC and Coalfield Pipeline Company (collectively, Knox). Knox met all of the criteria to be classified as held for sale in February 2017. The potential disposal of Knox did not represent a strategic shift that would have a major effect on the Company's operations and financial results and was, therefore, not classified as discontinued operations in accordance with ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). As part of the required evaluation under the held for sale guidance, the asset's book value was evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. The Company determined that the approximate fair value less costs to sell Knox was less than the carrying value of the net assets which resulted in an impairment of $137,865 in February 2017, included in Impairment of Exploration and Production Properties within the Consolidated Statements of Income. The sale of Knox closed in the second quarter of 2017.
Industry Participation Agreements

CNX is party to an industry participation agreement (referred to as a "joint venture" or "JV") that provided drilling and completion carries for the Company's retained interests. This joint development agreement is with Hess Ohio Developments, LLC (Hess) with respect to approximately 125 thousand net Utica Shale acres in Ohio in which each party has a 50% undivided interest. Under the agreement, as amended, Hess was obligated to pay a total of approximately $335,000 in the form of a 50% drilling carry of certain CNX working interest obligations as the acreage is developed. As of December 31, 2016, Hess' entire carry obligation has been satisfied.

NOTE 10—REVOLVING CREDIT FACILITIES:
CNX Resources Corporation (CNX)
On March 8, 2018, CNX amended and restated its senior secured revolving credit facility, which expires on March 8, 2023.
The credit facility increased lenders' commitments from $1,500,000 to $2,100,000 with an accordion feature that allows the Company to increase the commitments to $3,000,000. The initial borrowing base increased from $2,000,000 to $2,500,000, and the letters of credit aggregate sub-limit remained unchanged at $650,000. The credit facility matures on March 8, 2023, provided that if the aggregate principal amount of our existing 5.875% Senior Notes due 2022, 8.00% Senior Notes due 2023 and certain other publicly traded debt securities outstanding 91 days prior to the earliest maturity of such debt (such date, the Springing Maturity Date) is greater than $500,000, then the credit facility will mature on the Springing Maturity Date.

The facility is secured by substantially all of the assets of CNX and certain of its subsidiaries. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Availability under the facility is limited to a borrowing base, which is determined by the lenders' syndication agent and approved by the required number of lenders in good faith by calculating a value of CNX's proved natural gas reserves.
The facility contains a number of affirmative and negative covenants that include, among others, covenants that, except in certain circumstances, limit the Company and the subsidiary guarantors' ability to create, incur, assume or suffer to exist indebtedness, create or permit to exist liens on properties, dispose of assets, make investments, purchase or redeem CNX common stock, pay dividends, merge with another corporation and amend the senior unsecured notes. The Company must also mortgage 80% of the value of its proved reserves and 80% of the value of its proved developed producing reserves, in each case, which are included in the borrowing base, maintain applicable deposit, securities and commodities accounts with the lenders or affiliates thereof, and enter into control agreements with respect to such applicable accounts.

The facility also requires that CNX maintain a maximum net leverage ratio of no greater than 4.00 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding borrowings under the revolver, measured quarterly. The calculation of all of the ratios exclude CNXM. CNX was in compliance of all financial covenants as of March 31, 2018.

At March 31, 2018, the $2,100,000 facility had no borrowings outstanding and $253,167 of letters of credit outstanding, leaving $1,846,833 of unused capacity. At December 31, 2017, the $1,500,000 facility had no borrowings outstanding and $239,072 of letters of credit outstanding, leaving $1,260,928 of unused capacity.

CNX Midstream Partners LP (CNXM)
On March 8, 2018, CNXM entered into a new $600,000 senior secured revolving credit facility that matures on March 8, 2023. The new revolving credit facility replaces their existing $250,000 senior secured revolving credit facility.
The facility includes restrictions on the ability of CNXM, its subsidiary guarantors and certain of its non-guarantor, non-wholly-owned subsidiaries, except in certain circumstances, to: (i) create, incur, assume or suffer to exist indebtedness; (ii) create or permit to exist liens on their properties; (iii) prepay certain indebtedness unless there is no default or event of default under the facility; (iv) make or pay any dividends or distributions in excess of certain amounts; (v) merge with or into another person, liquidate or dissolve; or acquire all or substantially all of the assets of any going concern or going line of business or acquire all or a substantial portion of another person’s assets; (vi) make particular investments and loans; (vii) sell, transfer, convey, assign or dispose of its assets or properties other than in the ordinary course of business and other select instances; (viii) deal with any affiliate except in the ordinary course of business on terms no less favorable to CNXM than it would otherwise receive in an arm’s length transaction; (ix) amend in any material manner its certificate of incorporation, bylaws, or other organizational documents without giving prior notice to the lenders and, in some cases, obtaining the consent of the lenders.

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum total leverage ratio of no greater than between 4.75 to 1.00 ranging to no greater than 5.50 to 1.00 in certain circumstances; (y) a maximum secured leverage ratio of no greater than 3.50 to 1.00 and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00. CNXM was in compliance of all financial covenants as of March 31, 2018.

The facility also contains customary events of default, including, but not limited to, a cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants. The obligations under the facility are secured by substantially all of the assets of CNXM and its wholly-owned subsidiaries. CNX is not a guarantor under the facility.

At March 31, 2018, the $600,000 facility had $20,000 of borrowings outstanding.

NOTE 11—LONG-TERM DEBT:

	March 31, 2018	December 31, 2017
Debt:
Senior Notes due April 2022 at 5.875% (Principal of $1,314,307 and $1,705,682 plus Unamortized Premium of $2,573 and $3,544, respectively)	$1,316,880	$1,709,226
Senior Notes due April 2023 at 8.00% (Principal of $500,000 less Unamortized Discount of $4,525 and $4,751, respectively)	495,475	495,249
CNX Midstream Partners LP Senior Notes due March 2026 at 6.50% (Principal of $400,000 less Unamortized Discount of $5,938 at March 31, 2018)	394,062	—
CNX Midstream Partners LP Revolving Credit Facility	20,000	—
Other Note Maturing in 2018 (Principal of $358 less Unamortized Discount of $8 at December 31, 2017)	—	350
Less: Unamortized Debt Issuance Costs	15,252	17,536
	2,211,165	2,187,289
Less: Amounts Due in One Year*	—	263
Long-Term Debt	$2,211,165	$2,187,026
* Excludes current portion of Capital Lease Obligations of $6,891 and $6,848 at March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018, CNXM completed a private offering of $400,000 of 6.50% senior notes due in March 2026 less $6,000 of unamortized bond discount. In addition, CNXM entered into a $600,000 senior secured revolving credit facility that matures on March 8, 2023 (See Note 10 - Revolving Credit Facilities). The new revolving credit facility replaces their existing $250,000 senior secured revolving credit facility. CNXM had $20,000 of outstanding borrowings at March 31, 2018. CNX is not a guarantor of CNXM's 6.50% senior notes due in March 2026 or CNXM's senior secured revolving credit facility.

During the three months ended March 31, 2018, CNX purchased $391,375 of its outstanding 5.875% senior notes due in April 2022. As part of this transaction, a loss of $15,635 was included in Loss (Gain) on Debt Extinguishment on the Consolidated Statements of Income.

During the three months ended March 31, 2017, CNX purchased $99,956 of its outstanding 5.875% senior notes due in April 2022. As part of this transaction, a gain of $822 was included in Loss (Gain) on Debt Extinguishment on the Consolidated Statements of Income.

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

The following lawsuits and claims include those for which a loss is probable and an accrual has been recognized:

Hale Litigation: This class action lawsuit was filed on September 23, 2010 in the U.S. District Court in Abingdon, Virginia. The putative class consists of force-pooled unleased gas owners whose ownership of the coalbed methane (CBM) gas was declared to be in conflict with rights of others. The lawsuit seeks a judicial declaration of ownership of the CBM and damages based on allegations CNX Gas failed to either pay royalties due to conflicting claimants or deemed lessors or paid them less than required because of the alleged practice of improper below market sales and/or taking alleged improper post-production deductions. On September 30, 2013, the District Judge entered an Order certifying the class, and CNX Gas appealed the Order to the U.S. Fourth Circuit Court of Appeals. On August 19, 2014, the Fourth Circuit agreed with CNX Gas, reversed the Order certifying the class and remanded the case to the trial court for further proceedings consistent with the decision. On April 23, 2015, Plaintiffs filed a Renewed Motion for Class Certification, which CNX opposed. On March 29, 2017, the Court issued an Order certifying four issues for class treatment: (1) allegedly excessive deductions; (2) royalties based on purported improperly low prices; (3) deduction of severance taxes; and (4) Plaintiffs' request for an accounting. On April 13, 2017, CNX filed a Petition for Allowance of Appeal with the Fourth Circuit, and on May 22, 2017 the Petition was denied. CNX and plaintiffs’ counsel have reached an agreement in principal to settle the certified class claims. On March 20, 2018, the Court preliminarily approved the class settlement, and on August 23, 2018, the Court will conduct a hearing to consider final approval of the proposed Settlement Agreement and Class Counsel’s request for attorneys’ fees. The Company has established an accrual to cover its estimated liability for this case. This accrual is immaterial to the overall financial position of CNX and is included in Other Accrued Liabilities on the Consolidated Balance Sheets.

Addison Litigation: This class action lawsuit was filed on April 28, 2010 in the U.S. District Court in Abingdon, Virginia. The putative class consists of gas lessors whose gas ownership is in conflict. The lawsuit seeks a judicial declaration of ownership of the CBM and damages based on the allegations that CNX Gas failed to either pay royalties due to these conflicting claimant lessors or paid them less than required because of the alleged practice of improper below market sales and/or taking alleged improper post-production deductions. On September 30, 2013, the District Judge entered an Order certifying the class, and CNX Gas appealed the Order to the U.S. Fourth Circuit Court of Appeals. On August 19, 2014, the Fourth Circuit agreed with CNX Gas, reversed the Order certifying the class and remanded the case to the trial court for further proceedings consistent with the decision. On April 23, 2015, Plaintiffs filed a Renewed Motion for Class Certification, which CNX opposed. On March 29, 2017, the Court issued an Order denying class certification in this matter. CNX and plaintiff’s counsel reached an agreement to settle this lawsuit, and filed with the Court a joint a Stipulation of Dismissal with prejudice on March 6, 2018. The Company has established an accrual to cover its estimated liability for this case. This accrual is immaterial to the overall financial position of CNX and is included in Other Accrued Liabilities on the Consolidated Balance Sheets.

At March 31, 2018, CNX has provided the following financial guarantees, unconditional purchase obligations and letters of credit to certain third parties as described by major category in the following table. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that these commitments will expire without being funded, and therefore will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$252,882	$252,882	$—	$—	$—
Other	285	285	—	—	—
Total Letters of Credit	253,167	253,167	—	—	—
Surety Bonds:
Employee-Related	1,850	1,850	—	—	—
Environmental	5,438	3,513	1,925	—	—
Other	12,498	11,988	510	—	—
Total Surety Bonds	19,786	17,351	2,435	—	—
Total Commitments	$272,953	$270,518	$2,435	$—	$—

Excluded from the above table are commitments and guarantees, that relate to discontinued operations, entered into in conjunction with the spin-off of the Company's coal business (See Note 5 - Discontinued Operations). Although CONSOL Energy has agreed to indemnify us to the extent that we are called upon to pay any of these liabilities, there is no assurance that CONSOL Energy will satisfy its obligations to indemnify us in these situations.

CNX uses various leased facilities and equipment in its operations. Future minimum lease payments under operating leases at March 31, 2018 are as follows:

Operating Lease Obligations Due	Amount
Less than 1 year	$10,034
1 - 3 years	14,057
3 - 5 years	10,790
More than 5 years	39,667
Total Operating Lease Obligations	$74,548

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded on the Consolidated Balance Sheets. As of March 31, 2018, the purchase obligations for each of the next five years and beyond were as follows:

Obligations Due	Amount
Less than 1 year	$174,312
1 - 3 years	280,301
3 - 5 years	251,768
More than 5 years	593,715
Total Purchase Obligations	$1,300,096

NOTE 13—DERIVATIVE INSTRUMENTS:

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

None of the Company's counterparty master agreements currently require CNX to post collateral for any of its positions. However, as stated in the counterparty master agreements, if CNX's obligations with one of its counterparties cease to be secured on the same basis as similar obligations with the other lenders under the credit facility, CNX would have to post collateral for instruments in a liability position in excess of defined thresholds. All of the Company's derivative instruments are subject to master netting arrangements with our counterparties. CNX recognizes all financial derivative instruments as either assets or liabilities at fair value on the Consolidated Balance Sheets on a gross basis.

Each of the Company's counterparty master agreements allows, in the event of default, the ability to elect early termination of outstanding contracts. If early termination is elected, CNX and the applicable counterparty would net settle all open hedge positions.

The total notional amounts of production of CNX's derivative instruments at March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,	Forecasted to
	2018	2017	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,143.5	1,067.2	2022
Natural Gas Basis Swaps (Bcf)	766.9	688.1	2022

The gross fair value of CNX's derivative instruments at March 31, 2018 and December 31, 2017 was as follows:

Asset Derivative Instruments			Liability Derivative Instruments
	March 31,	December 31,		March 31,	December 31,
	2018	2017		2018	2017
Commodity Swaps:
Prepaid Expense	$46,668	$62,369	Other Accrued Liabilities	$20,908	$5,985
Other Assets	80,655	59,281	Other Liabilities	30,369	42,419
Total Asset	$127,323	$121,650	Total Liability	$51,277	$48,404

Basis Only Swaps:
Prepaid Expense	$25,922	$14,965	Other Accrued Liabilities	$17,864	$35,306
Other Assets	43,481	24,223	Other Liabilities	15,557	17,179
Total Asset	$69,403	$39,188	Total Liability	$33,421	$52,485

The effect of derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended
	March 31,
	2018	2017
Cash Paid in Settlement of Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	$(434)	$(24,607)
Propane	—	(1,216)
Natural Gas Basis Swaps	(16,557)	(21,280)
Total Cash Paid in Settlement of Commodity Derivative Instruments	(16,991)	(47,103)

Unrealized Gain (Loss) on Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	2,800	162,604
Propane	—	1,147
Natural Gas Basis Swaps	49,278	(139,111)
Total Unrealized Gain on Commodity Derivative Instruments	52,078	24,640

Gain (Loss) on Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	2,366	137,997
Propane	—	(69)
Natural Gas Basis Swaps	32,721	(160,391)
Total Gain (Loss) on Commodity Derivative Instruments	$35,087	$(22,463)

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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2018			Fair Value Measurements at December 31, 2017
Description	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Gas Derivatives	$—	$112,028	$—	$—	$59,949	$—
Put Option	$—	$—	$—	$—	$(3,500)	$—

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$82,490	$82,490	$509,167	$509,167
Long-Term Debt	$2,226,417	$2,264,496	$2,204,825	$2,281,282
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

NOTE 15—VARIABLE INTEREST ENTITIES:

The Company determined CNXM, of which the company owns approximately 34% of, to be a variable interest entity. Upon completion of the Midstream acquisition (see Note 6) through the Company's ownership and control of CNXM's general partner (CNX Midstream GP LLC), the Company has the power to direct the activities that most significantly impact CNXM's economic performance. In addition, through its limited partner interest and incentive distribution rights, or IDRs in CNXM, the Company has the obligation to absorb the losses of CNXM and the right to receive benefits in accordance with such interests. As the Company has a controlling financial interest and is the primary beneficiary of CNXM, the Company consolidates CNXM commencing on January 3, 2018.

The risks associated with the operations of CNXM are discussed in its Annual Reports on Form 10-K for the year ended December 31, 2017.

The following table presents amounts included in the Company's Consolidated Balance Sheet that were for the use or obligation of CNXM as of March 31, 2018:

March 31, 2018
Assets:
Cash	$1,966
Receivables - Related Party	13,411
Receivables - Third Party	9,645
Other Current Assets	3,242
Property, Plant and Equipment, net	899,558
Other Assets	4,294
Liabilities:
Accounts Payable	$23,363
Accounts Payable - Related Party	3,056
Revolving Credit Facility	20,000
Long-Term Debt	392,647

The following table summarizes CNXM's Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2018, inclusive of affiliate amounts:

For the Three Months Ended
March 31, 2018
Revenue
Gathering Revenue - Related Party	$37,730
Gathering Revenue - Third Party	26,139
Total Revenue	63,869
Expenses
Operating Expense - Related Party	4,435
Operating Expense - Third Party	8,468
General and Administrative Expense - Related Party	3,612
General and Administrative Expense - Third Party	2,549
Loss on Asset Sales	2,755
Depreciation Expense	5,856
Interest Expense	2,489
Total Expense	30,164
Net Income	$33,705

Net Cash Provided by Operating Activities	$41,867
Net Cash Used in Investing Activities	$(10,156)
Net Cash Used in Financing Activities	$(32,939)

In March 2018, CNXM closed its previously announced acquisition of CNX's remaining 95% interest in the gathering system and related assets commonly referred to as the Shirley-Penns System, in exchange for cash consideration in the amount of $265,000. CNXM funded the cash consideration with proceeds from the issuance of 6.5% senior notes due 2026 (See Note 11 - Long-Term Debt).
Prior to the acquisition of Noble's interest on January 3, 2018, CNX accounted for its interests in CNX Gathering and CNXM as an equity-method investment.

The following is a summary of the Company's Investment in Affiliates balances included within the Consolidated Balance Sheets associated with CNX Gathering and CNXM, respectively:

	CNX Gathering	CNXM	Total
Balance at December 31, 2016	$151,075	$18,133	$169,208
Equity in Earnings	9,823	38,523	48,346
Distributions	(17,254)	(24,929)	(42,183)
Asset Transfer	(2,527)	2,527	—
Balance at December 31, 2017	$141,117	$34,254	$175,371
The following transactions were included in Other Operating Income and Transportation, Gathering and Compression within the Consolidated Statements of Income:

For the Three Months Ended
March 31, 2017
Other Operating Income:
Equity in Earnings of Affiliates - CNX Gathering	$1,866
Equity in Earnings of Affiliates - CNXM	$10,072

Transportation, Gathering and Compression:
Gathering Services - CNX Gathering	$253
Gathering Services - CNXM	$34,054

At December 31, 2017, CNX had a net payable of $9,982, due to both CNX Gathering and CNXM primarily for accrued but unpaid gathering services.

NOTE 16—SEGMENT INFORMATION:
CNX consists of two principal business divisions: Exploration and Production (E&P) and Midstream. The principal activity of the E&P division, which includes four reportable segments, is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P Division's reportable segments are Marcellus Shale, Utica Shale, Coalbed Methane, and Other Gas. The Other Gas segment is primarily related to shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, exploration and production related other costs, impairment of exploration and production properties, as well as various other operating activities assigned to the E&P Division but not allocated to each individual segment.
CNX's Midstream division is the result of CNX's acquisition of NBL Midstream, LLC's interest in CNX Gathering LLC (See Note 6 - Acquisitions and Dispositions). As part of the acquisition, CNX now has a controlling financial interest and is the primary beneficiary of CNXM, of which the company owns approximately 34% of, which is a publicly traded master limited partnership (See Note 15 - Variable Interest Entity for more information). The principal activity of the Midstream division is the ownership, operation, development and acquisition of natural gas gathering and other midstream energy assets in order to provide natural gas gathering services for the Company's produced gas, as well as for other independent third parties in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia. Prior to the acquisition, the Company accounted for its 50% interest in CNX Gathering LLC as an equity method investment.
The Company's unallocated expenses include other expense, gain on asset sales related to non-core assets, gain on previously held equity interest, loss on debt extinguishment and income taxes.
Prior to the spin-off of the coal company in November 2017 (See Note 5 - Discontinued Operations), CNX had a Coal division. The Coal division had three reportable segments; PA Operations, Virginia (VA) Operations and Other Coal. The VA Operations segment included the Buchanan Mine and the Other Coal segment was primarily comprised of the assets and operations of the Miller Creek and Fola Complexes, as well as coal terminal operations, closed and idle mine activities, selling, general and administrative activities and various other non-operated activities.
In the preparation of the following information, intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses. Assets are reflected at the division level for E&P and are not allocated between each individual E&P segment. These assets are not allocated to each individual segment due to the diverse asset base controlled by CNX, whereby each individual asset may service more than one segment within the division. An allocation of such asset base would not be meaningful or representative on a segment by segment basis.

Industry segment results for the three months ended March 31, 2018:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	Midstream	Unallocated	Intercompany Eliminations	Consolidated
Natural Gas, NGLs and Oil Revenue	$205,016	$130,322	$57,501	$12,784	$405,623	$—	$—	$—	$405,623	(A)
Purchased Gas Revenue	—	—	—	18,055	18,055	—	—	—	18,055
Midstream Revenue	—	—	—	—	—	64,178	—	(37,924)	26,254
(Loss) Gain on Commodity Derivative Instruments	(9,513)	(4,474)	(2,430)	51,504	35,087	—	—	—	35,087
Other Operating Income	—	—	—	10,791	10,791	—	—	(81)	10,710	(B)
Total Revenue and Other Operating Income	$195,503	$125,848	$55,071	$93,134	$469,556	$64,178	$—	$(38,005)	$495,729
Earnings (Loss) From Continuing Operations Before Income Tax	$44,242	$56,107	$13,117	$(13,657)	$99,809	$35,534	$623,897	$—	$759,240
Segment Assets					$6,034,660	$1,999,671	$102,668	$(14,770)	$8,122,229	(C)
Depreciation, Depletion and Amortization					$115,866	$8,801	$—	$—	$124,667
Capital Expenditures					$216,508	$15,977	$—	$—	$232,485

(A)	Included in Total Natural Gas, NGLs and Oil Revenue are sales of $72,637 to NJR Energy Services Company and $57,907 to Direct Energy Business Marketing LLC, each of which comprises over 10% of sales.

(B)	Includes equity in earnings of unconsolidated affiliates of $1,778 for Total E&P

(C)	Includes investments in unconsolidated equity affiliates of $20,678 for Total E&P.

Industry segment results for the three months ended March 31, 2017:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	Unallocated	Consolidated
Natural Gas, NGLs and Oil Revenue	$189,175	$53,668	$58,626	$16,294	$317,763	$—	$317,763	(D)
Purchased Gas Revenue	—	—	—	8,979	8,979	—	8,979
(Loss) Gain on Commodity Derivative Instruments	(32,665)	(2,688)	(9,198)	22,088	(22,463)	—	(22,463)
Other Operating Income	—	—	—	15,650	15,650	—	15,650
Total Revenue and Other Operating Income	$156,510	$50,980	$49,428	$63,011	$319,929	$—	$319,929
Earnings (Loss) From Continuing Operations Before Income Tax	$29,969	$17,807	$3,608	$(186,560)	$(135,176)	$(3,253)	$(138,429)	(E)
Segment Assets					$6,350,772	$2,668,825	$9,019,597	(F)
Depreciation, Depletion and Amortization					$95,678	$—	$95,678
Capital Expenditures					$103,922	$—	$103,922

(D)	Included in Total Natural Gas, NGLs and Oil Revenue are sales of $57,030 to NJR Energy Services Company and $46,366 to Direct Energy Business Marketing LLC, each of which comprises over 10% of sales.

(E)	Includes equity in earnings of unconsolidated affiliates of $12,330 for Total E&P.

(F)	Includes investments in unconsolidated equity affiliates of $197,385 for Total E&P.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income

	For the Three Months Ended March 31,
	2018	2017
Total Segment Revenue from Contracts with External Customers	$449,932	$326,742
Gain (Loss) on Commodity Derivative Instruments	35,087	(22,463)
Other Operating Income	10,710	15,650
Total Consolidated Revenue and Other Operating Income	$495,729	$319,929

Income (Loss) From Continuing Operations Before Income Tax:

	For the Three Months Ended March 31,
	2018	2017
Segment Income (Loss) Before Income Taxes for reportable business segments:
Marcellus Shale	$44,242	$29,969
Utica Shale	56,107	17,807
Coalbed Methane	13,117	3,608
Other Gas	(13,657)	(186,560)
Total E&P	99,809	(135,176)
Midstream	35,534	—
Total Segment Income (Loss) Before Income Taxes for reportable business segments	135,343	(135,176)
Unallocated Expenses:
Other Income (Expense)	6,493	(4,075)
Gain on Sale of Assets	9,376	—
Gain on Previously Held Equity Interest	623,663	—
Loss on debt extinguishment	(15,635)	822
Income (Loss) From Continuing Operations Before Income Tax	$759,240	$(138,429)

Total Assets:

	March 31,
	2018	2017
Segment assets for total reportable business segments
E&P	$6,034,660	$6,350,772
Midstream	1,999,671	—
Intercompany Eliminations	(14,770)	—
Items excluded from segment assets:
Cash and other investments	82,490	53,766
Recoverable income taxes	20,178	121,243
Discontinued Operations	—	2,493,816
Total Consolidated Assets	$8,122,229	$9,019,597

NOTE 17—RELATED PARTY TRANSACTIONS:
CONSOL Energy Inc.

In connection with the spin-off of its coal business, as discussed in Note 5 - Discontinued Operations, CNX and CONSOL Energy entered into several agreements that govern the relationship of the parties following the Distribution, including the following:

•Separation and Distribution Agreement;
•Transition Services Agreement;
•Tax Matters Agreement;
•Employee Matters Agreement;
•Intellectual Property Matters Agreement;
•CNX Resources Corporation to CONSOL Energy Inc. Trademark License Agreement;
•CONSOL Energy Inc. to CNX Resources Corporation Trademark License Agreement; and
•First Amendment to Amended and Restated Omnibus Agreement ("Omnibus Amendment").

As of March 31, 2018 and December 31, 2017, CNX had a receivable from CONSOL Energy of $1,007 and $12,540, respectively, recorded in Total Current Assets on the Consolidated Balance Sheets. At March 31, 2018, CNX also had recorded obligations to CONSOL Energy of $11,133, of which $4,845 was included in Total Current Liabilities and $6,288 was included in Total Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. At December 31, 2017, CNX had recorded obligations to CONSOL Energy of $15,415, of which $4,500 was included in Total Current Liabilities and $10,915 was included in Total Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. These items relate to reimbursement of the one-time transaction costs as well as other reimbursements per the terms of the Separation and Distribution Agreement.

All significant intercompany transactions between CNX and CONSOL Energy have been included in the Consolidated Financial Statements and are considered to have been effectively settled for cash at the time the transaction was recorded. In the Consolidated Statement of Stockholders' Equity, the distribution of CONSOL Energy Inc. is the net of the variety of intercompany transactions including, but not limited to, collection of trade receivables, payment of trade payables and accrued liabilities, settlement of charges for allocated selling, general and administrative costs and payment of taxes by CNX on CONSOL Energy's behalf.

NOTE 18—STOCK REPURCHASE:
In September 2017, CNX's Board of Directors approved a one-year stock repurchase program of up to $200,000. On October 30, 2017, the Board approved an increase to the aggregate amount of the repurchase plan to $450,000. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans. During three months ended March 31, 2018, 5,785,900 shares were repurchased and retired at an average price of $14.49 per share for a total cost of $83,963.

NOTE 19—GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill and other indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of its carrying value. The Company may first consider qualitative factors to assess whether there are indicators that it is more likely than not that the fair value of a reporting unit may not exceed its carrying amount. To the extent that such indicators exist, a goodwill impairment test is completed. If the carrying value of the goodwill of a reporting unit exceeds its implied fair value, the difference is recognized as an impairment charge. The Company uses a combination of an income and market approach to estimate the fair value of a reporting unit.

As a result of the acquisition of Noble’s 50% membership interest in CONE Gathering LLC, on January 3, 2018, CNX recorded $796,359 of goodwill and $128,781 of other intangible assets in conjunction with the preliminary purchase accounting. See Note 6 - Acquisitions and Dispositions for more information.

All goodwill is attributed to the Midstream reportable segment. Changes in the carrying amount of goodwill consist of the following activity:

December 31, 2017	$—
Acquisitions	796,359
March 31, 2018	$796,359

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	March 31, 2018	December 31, 2017
Other Intangible Assets
Customer Relationships	$128,781	$—
Less: accumulated amortization for customer relationships	(1,922)	—
Total other intangible assets, net	$126,859	$—

Amortization expense for other intangible assets was $1,922 for the three months ended March 31, 2018. There was no amortization expense for the three months ended March 31, 2017.

The customer relationships intangible asset category will be amortized on a straight line basis over approximately 17 years. The estimated future annual amortization expense for the next five fiscal years for other intangible assets recorded at March 31, 2018 is as follows:

	2019	2020	2021	2022	2023
Estimated annual amortization expense	$7,688	$7,688	$7,688	$7,688	$7,688

NOTE 20—RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2018, the FASB issued Update 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Act"). Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. This Update also requires certain disclosures about stranded tax effects. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and the amendments should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company is currently evaluating the impact this guidance may have on CNX's financial statements.

In January 2017, the FASB issued Update 2017-04 - Simplifying the Test of Goodwill Impairment. This Update simplifies the quantitative goodwill impairment test requirements by eliminating the requirement to calculate the implied fair value of goodwill (Step 2 of the current goodwill impairment test). Instead a company would record an impairment charge based on the excess of a reporting unit's carrying value over its fair value (measured in Step 1 of the current goodwill impairment test). This Update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Entities will apply the standard's provisions prospectively. The Company adopted Update 2017-04 on January 1, 2018 and determined that this standard will not have a material quantitative effect on the financial statements, unless an impairment charge was necessary.
In February 2016, the FASB issued Update 2016-02 - Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Update 2016-02 does retain a distinction between finance leases and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. Retaining this distinction allows the recognition, measurement and presentation of expenses and cash flows arising from a lease to not significantly change from previous GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities, but to recognize lease expense on a straight-line basis over the lease term. For both financing and operating leases, the right-to-use asset and lease liability will be initially measured at the present value of the lease payments in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. CNX is currently reviewing all existing leases and agreements that are covered by this standard and is evaluating the impact on the financial statements and related disclosures.
NOTE 21—SUBSEQUENT EVENTS:

On April 30, 2018, CNX's board of directors approved and on May 2, 2018 CNX closed on an Asset Exchange Agreement, (the “AEA”), with HG Energy II Appalachia, LLC (“HG Energy”), pursuant to which, among other things, HG Energy (i) paid to CNX approximately $7,000 in cash proceeds and (ii) contributed to CNX certain undeveloped Marcellus and Utica acreage in Southwest Pennsylvania. In exchange for the foregoing, CNX (x) assigned its indirectly held 95% interest in certain non-core midstream assets and surface acreage and (y) released its indirectly held interest in certain dedicated acreage. In connection with the transactions contemplated by the AEA, CNX also agreed to certain transactions with CNXM, including the amendment of the existing gas gathering agreement between CNX and CNXM to include a forty-well minimum commitment with CNXM.

The AEA could have an impact on the future cash flows that were used in determining the fair value of certain of CNX’s customer relationship intangible assets that were acquired in connection with the Midstream acquisition (see Note 6 - Acquisition and Dispositions and Note 19 - Goodwill and Other Intangible Assets). If CNX determines that the carrying value of the other intangible asset exceeds its fair value, the difference will be recognized as an impairment charge during the second quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

On December 14, 2017, CNX Gas Company LLC, ("CNX Gas"), an indirect wholly owned subsidiary of CNX Resources Corporation, entered into a purchase agreement with NBL Midstream, LLC ("Noble"), pursuant to which CNX Gas acquired Noble’s 50% membership interest in CONE Gathering LLC ("CNX Gathering"), for a cash purchase price of $305 million and the mutual release of all outstanding claims. CNX Gathering owns 100% membership interest in CNX Midstream GP LLC (formerly known as CONE Midstream GP LLC) (the general partner), which is the general partner of CNX Midstream Partners LP (formerly known as CONE Midstream Partners LP) ("CNXM" or the "Partnership"), a publicly traded master limited partnership formed in May 2014 by CNX Gas and Noble. In conjunction with the acquisition completed on January 3, 2018, the general partner, the Partnership and CONE Gathering LLC changed their names to CNX Midstream GP LLC, CNX Midstream Partners LP, and CNX Gathering LLC, respectively. The Company previously accounted for its 50% interest in CNX Gathering LLC as an equity method investment. The resulting gain on remeasurement to fair value of the previously held equity interest in the CNX Gathering and CNXM of $624 million has been included in the Gain on Previously Held Equity Interest line of the Consolidated Statements of Income (See Note 6 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

On March 30, 2018, CNX Gas completed the sale of substantially all of its shallow oil and gas assets and certain CBM assets in Pennsylvania and West Virginia for $88 million in cash consideration. The net gain on the sale was $5 million and is included in the Gain on Asset Sales line of the Consolidated Statements of Income (See Note 6 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

During the first quarter of 2018, CNX sold 129.5 Bcfe of natural gas, or an increase of 36% from the 95.0 Bcfe sold in the year-earlier quarter, driven primarily from Utica Shale volumes. Total quarterly production costs decreased to $2.10 per Mcfe, compared to the year-earlier quarter of $2.32 per Mcfe, driven primarily by reductions in transportation, gathering, and compression costs, and depreciation, depletion and amortization (DD&A), offset by an increase in lease operating expense (LOE). Capital expenditures increased in the first quarter to $232 million, compared to $104 million spent in the year-earlier quarter.

Marketing Update:
CNX's average sales price for natural gas, natural gas liquids (NGLs), oil, and condensate was $3.00 per Mcfe. CNX's average price for natural gas was $2.96 per Mcf for the quarter and, including cash settlements from hedging, was $2.82 per Mcf. The average realized price for all liquids for the first quarter of 2018 was $29.15 per barrel.

CNX's weighted average differential from NYMEX in the first quarter of 2018 was negative $0.21 per MMBtu. With an improved Henry Hub price coupled with an improved differential, CNX's average sales price for natural gas before hedging improved 29% to $2.96 per Mcf compared to the average sales price of $2.29 per Mcf in the fourth quarter of 2017. Including the impact of cash settlements from hedging, the average sales price for natural gas was $0.34 per Mcf higher than the fourth quarter of 2017.

E&P DIVISION GUIDANCE

CNX's 2018 - 2019 Guidance

CNX reaffirms its 2018 production guidance of approximately 500-525 Bcfe and total 2018 capital expenditures attributable to CNX of approximately $790-$915 million.

Total hedged natural gas production in the 2018 second quarter is 93.8 Bcf. The annual gas hedge position is shown in the table below:

	2018	2019
Volumes Hedged (Bcf), as of 4/23/18	374.5*	335.8
*Includes actual settlements of 117.5 Bcf.

CNX's hedged gas volumes include a combination of NYMEX financial hedges and physical fixed price sales. In addition, to protect the NYMEX hedge volumes from basis exposure, CNX enters into basis-only financial hedges and physical sales with fixed basis at certain sales points. CNX's gas hedge position through 2021 is shown in the table below:

	Q2 2018	2018	2019	2020	2021
NYMEX Only Hedges
Volumes (Bcf)	89.5	357.2	323.0	223.9	173.3
Average Prices ($/Mcf)	$3.13	$3.15	$3.03	$3.09	$3.01
Index Hedges and Contracts
Volumes (Bcf)	4.3	17.3	12.8	11.0	21.3
Average Prices ($/Mcf)	$2.60	$2.62	$2.49	$2.44	$2.46
Total Volumes Hedged (Bcf)[1]	93.8	374.5	335.8	234.9	194.6

NYMEX + Basis (fully-covered volumes)[2]
Volumes (Bcf)	93.8	374.5	312.8	205.6	194.6
Average Prices ($/Mcf)	$2.75	$2.77	$2.68	$2.72	$2.54
NYMEX Only Hedges Exposed to Basis
Volumes (Bcf)	—	—	23.0	29.3	—
Average Prices ($/Mcf)	$—	$—	$3.03	$3.09	$—
Total Volumes Hedged (Bcf)[1]	93.8	374.5	335.8	234.9	194.6
1Q2 2018, 2018, and 2021 exclude 2.3 Bcf, 14.2 Bcf, and 4.0 Bcf, respectively, of physical basis sales not matched with NYMEX hedges.
2Includes physical sales with fixed basis in Q2 2018, 2018, 2019, 2020, and 2021 of 24.0 Bcf, 92.6 Bcf, 102.1 Bcf, 67.2 Bcf, and 67.5 Bcf, respectively.

During the first quarter of 2018, CNX added additional NYMEX natural gas hedges of 80.5 Bcf, 41.6 Bcf, 25.6 Bcf, and 19.8 Bcf for 2019, 2020, 2021, and 2022 respectively. To help mitigate basis exposure on NYMEX hedges, in the first quarter CNX added 0.4 Bcf, 54.3 Bcf, 27.3 Bcf, 54.4 Bcf, and 56.8 Bcf of basis hedges for 2018, 2019, 2020, 2021, and 2022, respectively.

Results of Operations - Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017
Net Income (Loss) Attributable to CNX Resources Shareholders
CNX reported net income attributable to CNX Resources shareholders of $528 million, or earnings per diluted share of $2.35, for the three months ended March 31, 2018, compared to a net loss of $39 million, or a loss per diluted share of $0.17, for the three months ended March 31, 2017.

	For the Three Months Ended March 31,
(Dollars in thousands)	2018	2017	Variance
Income (Loss) from Continuing Operations	$545,546	$(91,007)	$636,553
Income from Discontinued Operations, net	—	52,041	(52,041)
Net Income (Loss)	$545,546	$(38,966)	$584,512
Less: Net Income Attributable to Noncontrolling Interest	17,983	—	17,983
Net Income (Loss) Attributable to CNX Resources Shareholders	$527,563	$(38,966)	$566,529

CNX's E&P Division's principal activity is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P Division's reportable segments are Marcellus Shale, Utica Shale, Coalbed Methane, and Other Gas.

CNX's E&P Division had earnings from continuing operations before income tax of $100 million for the three months ended March 31, 2018, compared to a loss from continuing operations before income tax of $139 million for the three months ended March 31, 2017. Included in the 2018 earnings before income tax was an unrealized gain on commodity derivative instruments of $52 million and gain on sale of assets of $0 million. Included in the 2017 net loss before income tax was $138 million of expense relating to the impairment in carrying value of Knox Energy LLC and Coalfield Pipeline Company (collectively, "Knox Energy") as a result of being classified as Held for Sale at March 31, 2017. The impairment loss was partially offset by an unrealized gain on commodity derivative instruments of $25 million and gain on sale of assets of $4 million. See Note 9 - Property, Plant and Equipment in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

CNX's Midstream Division, which is the result of CNX's acquisition of NBL Midstream, LLC's interest in CNX Gathering LLC (See Note 6 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information) on January 3, 2018, had earnings before income tax of $36 million for the period from January 3, 2018 through March 31, 2018. As a result of this transaction, CNX owns and controls 100% of CNX Gathering, making CNXM a single-sponsor master limited partnership. Prior to the acquisition, CNX accounted for its interests in CNX Gathering and CNXM as an equity-method investment and as such a period to period analysis is not meaningful. The resulting gain on remeasurement to fair value of the previously held equity interest in the CNX Gathering and CNXM of $624 million has been included in the Gain on Previously Held Equity Interest line of the Consolidated Statements of Income and is part of CNX's unallocated expenses.

CNX's Midstream Division's principal activity is the ownership, operation, development and acquisition of natural gas gathering and other midstream energy assets in order to provide natural gas gathering services for the Company's produced gas, as well as for other independent third parties in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia.

The following table presents a breakout of net liquid and natural gas sales information to assist in the understanding of the Company’s natural gas production and sales portfolio.

	For the Three Months Ended March 31,
in thousands (unless noted)	2018	2017	Variance	Percent Change
LIQUIDS
NGLs:
Sales Volume (MMcfe)	11,108	8,079	3,029	37.5%
Sales Volume (Mbbls)	1,851	1,347	504	37.4%
Gross Price ($/Bbl)	$27.48	$29.16	$(1.68)	(5.8)%
Gross Revenue	$50,884	$39,283	$11,601	29.5%

Oil:
Sales Volume (MMcfe)	94	85	9	10.6%
Sales Volume (Mbbls)	16	14	2	14.3%
Gross Price ($/Bbl)	$56.46	$44.40	$12.06	27.2%
Gross Revenue	$888	$629	$259	41.2%

Condensate:
Sales Volume (MMcfe)	792	763	29	3.8%
Sales Volume (Mbbls)	132	127	5	3.9%
Gross Price ($/Bbl)	$49.32	$33.84	$15.48	45.7%
Gross Revenue	$6,503	$4,305	$2,198	51.1%

GAS
Sales Volume (MMcf)	117,515	86,099	31,416	36.5%
Sales Price ($/Mcf)	$2.96	$3.18	$(0.22)	(6.9)%
Gross Revenue	$347,348	$273,546	$73,802	27.0%

Hedging Impact ($/Mcf)	$(0.14)	$(0.55)	$0.41	(74.5)%
Loss on Commodity Derivative Instruments - Cash Settlement	$(16,991)	$(47,103)	$30,112	(63.9)%

Natural gas, NGLs, and oil revenue was $406 million for the three months ended March 31, 2018, compared to $318 million for the three months ended March 31, 2017. The increase was primarily due to 36.3% increase in total sales volumes, offset in part by the 6.9% decrease in average gas sales price per Mcf without the impact of derivative instruments. The decrease in average sales price was the result of the overall decrease in general market prices.

Sales volumes, average sales price (including the effects of derivative instruments), and average costs for the E&P Division were as follows:

	For the Three Months Ended March 31,
	2018	2017	Variance	Percent Change
Sales Volumes (Bcfe)	129.5	95.0	34.5	36.3%

Average Sales Price (per Mcfe)	$3.00	$2.85	$0.15	5.3%
Average Costs (per Mcfe)	2.10	2.32	(0.22)	(9.5)%
Average Margin	$0.90	$0.53	$0.37	69.8%

The increase in average sales price was the result of the $0.41 per Mcf decrease in the realized loss on commodity derivative instruments related to the Company's hedging program offset, in part, by a $0.22 per Mcf decrease in general natural gas market prices in the Appalachian basin during the current period, as well as an overall decrease in natural gas liquids pricing.

Changes in the average costs per Mcfe were primarily related to the following items:

•
Transportation, gathering, and compression expense decreased on a per-unit basis primarily due to the increase in Utica sales volumes, the shift towards dry Utica Shale production which has lower gathering costs, and a decrease in pipeline facility maintenance expense.

•
Depreciation, depletion and amortization decreased on a per-unit basis primarily due to a reduction in Marcellus and Utica rates as a result of an increase in the Company's associated reserves. See Note 9 - Property, Plant and Equipment of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•	Lease operating expense increased on a per-unit basis primarily due to an increase in water disposal costs.

Selling, General and Administrative

Selling, general and administrative (SG&A) costs include costs such as overhead, including employee wages and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, and legal compliance expenses. SG&A costs also include noncash equity-based compensation expense.

SG&A costs were $31 million for the three months ended March 31, 2018, compared to $22 million for the three months ended March 31, 2017. SG&A costs increased primarily due to an increase in short-term incentive compensation expense and CNX's acquisition of Noble's interest in CNX Gathering in January 2018. See Note 6 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. Prior to the acquisition, CNX accounted for its interests in CNX Gathering as an equity-method investment.

Certain costs and expenses such as other (income) expense, gain on asset sales related to non-core assets, gain on previously held equity interest, loss (gain) on debt extinguishment and income taxes are unallocated expenses and therefore are excluded from the per unit costs above as well as segment reporting. Below is a summary of these costs and expenses:

Other (Income) Expense

	For the Three Months Ended March 31,
(in millions)	2018	2017	Variance	Percent Change
Other Income
Royalty Income	$7	$5	$2	40.0%
Right of Way Sales	3	1	2	200.0%
Interest Income	—	1	(1)	(100.0)%
Other	2	1	1	100.0%
Total Other Income	$12	$8	$4	50.0%

Other Expense
Professional Services	4	6	(2)	(33.3)%
Bank Fees	2	3	(1)	(33.3)%
Other Corporate Expense	—	3	(3)	(100.0)%
Total Other Expense	$6	$12	$(6)	(50.0)%

Total Other (Income) Expense	$(6)	$4	$(10)	(250.0)%

Gain on Asset Sales
During the three months ended March 31, 2018, CNX sold substantially all of its shallow oil and gas assets and certain CBM assets in Pennsylvania and West Virginia for $88 million in cash consideration (See Note 6 - Acquisitions and Dispositions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). The net gain on the sale was $5 million and is included in the the Gain on Asset Sales line of the Consolidated Statements of Income. The remaining increase in the period-to-period comparison is due to various items that occurred throughout both periods, none of which were individually material.

Gain on Previously Held Equity Interest

CNX recognized a gain on previously held equity interest of $624 million in the three months ended March 31, 2018 due to the acquisition of Noble's interest in CNX Gathering in January 2018. No such transactions occurred in the three months ended March 31, 2017. See Note 6 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Loss (Gain) on Debt Extinguishment

Loss on debt extinguishment of $16 million was recognized in the three months ended March 31, 2018 compared to a gain on debt extinguishment of $1 million in the three months ended March 31, 2017. The $17 million decrease was due to the purchase of a portion of the 5.875% senior notes due in April 2022 at an average price equal to 103.8% of the principal amount in the three months ended March 31, 2018 compared to an average price equal to 98.5% of the principal amount in the three months ended March 31, 2017. See Note 11 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

The effective income tax rate for continuing operations was 28.8% for the three months ended March 31, 2018 compared to 34.3% to for the three months ended March 31, 2017. The effective rate for the three months ended March 31, 2018 differs from the U.S. federal statutory rate of 21% primarily due to state income taxes and state valuation allowances. The effective rate for the three months ended March 31, 2017 differs from the U.S. federal statutory rate of 35% primarily due to due to state income taxes.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) which, among other things lowered the U.S. Federal tax rate from 35% to 21%, repealed the corporate alternative minimum tax, and provided for refunds of previously accrued alternative minimum tax credits. The Company recorded a net tax benefit to reflect the impact of the Act as of December 31, 2017, as it is required to reflect the change in the period in which the law is enacted. Largely, the benefits recorded in the period ending December 31, 2017 related to tax reform are in recognition of the revaluation of deferred tax assets and liabilities, a benefit of $115 million, and a benefit for the reversal of a valuation allowance previously recorded against alternative minimum tax credits which are now refundable, a benefit of $154 million.

The Act is a comprehensive tax reform bill containing a number of other provisions that either currently or in the future could impact CNX. The effect of certain limitations effective for the tax year 2018 and forward, specifically related to the deductibility of executive compensation, have been evaluated. The net benefits for the Act as recorded as provisional amounts as of March 31, 2018 represent the Company's best estimate using information available to the Company as of May 3, 2018. The Company anticipates U.S. regulatory agencies will issue further regulations over the next year which may alter this estimate. The Company is still evaluating, among other things, the application of limitations for executive compensation related to contracts existing prior to November 2, 2017, and provisions in the Act addressing the deductibility of interest expense after January 1, 2018. The Company will refine its estimates to incorporate new or better information as it comes available through the filing date of its 2017 U.S. income tax returns in the fourth quarter of 2018.

See Note 8 - Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

	For the Three Months Ended March 31,
(in millions)	2018	2017	Variance	Percent Change
Total Company Earnings (Loss) Before Income Tax Excluding Noncontrolling Interest	$741	$(138)	$879	(635.3)%
Income Tax Expense (Benefit)	$214	$(47)	$261	(545.9)%
Effective Income Tax Rate	28.8%	34.3%	(5.5)%

TOTAL E&P DIVISION ANALYSIS for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:
The E&P division had earnings before income tax of $100 million for the three months ended March 31, 2018 compared to a loss before income tax of $139 million for the three months ended March 31, 2017. Variances by individual E&P segment are discussed below.

	For the Three Months Ended					Difference to Three Months Ended
	March 31, 2018					March 31, 2017
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGLs and Oil Revenue	$206	$130	$57	$13	$406	$16	$76	$(1)	$(3)	$88
(Loss) Gain on Commodity Derivative Instruments	(10)	(4)	(2)	51	35	23	(1)	7	28	57
Purchased Gas Revenue	—	—	—	18	18	—	—	—	9	9
Other Operating Income	—	—	—	11	11	—	—	—	(4)	(4)
Total Revenue and Other Operating Income	196	126	55	93	470	39	75	6	30	150
Lease Operating Expense	16	12	7	2	37	8	8	1	(2)	15
Production, Ad Valorem, and Other Fees	5	1	2	1	9	1	(2)	—	1	—
Transportation, Gathering and Compression	77	16	14	4	111	15	5	(3)	—	17
Depreciation, Depletion and Amortization	54	41	19	2	116	1	26	(1)	(6)	20
Impairment of Exploration and Production Properties	—	—	—	—	—	—	—	—	(138)	(138)
Exploration and Production Related Other Costs	—	—	—	2	2	—	—	—	(8)	(8)
Purchased Gas Costs	—	—	—	17	17	—	—	—	8	8
Other Operating Expense	—	—	—	17	17	—	—	—	—	—
Selling, General and Administrative Costs	—	—	—	25	25	—	—	—	3	3
Total Operating Costs and Expenses	152	70	42	70	334	25	37	(3)	(142)	(83)
Interest Expense	—	—	—	36	36	—	—	—	(6)	(6)
Total E&P Division Costs	152	70	42	106	370	25	37	(3)	(148)	(89)
Earnings (Loss) Before Income Tax	$44	$56	$13	$(13)	$100	$14	$38	$9	$178	$239

MARCELLUS SEGMENT
The Marcellus segment had earnings before income tax of $44 million for the three months ended March 31, 2018 compared to earnings before income tax of $30 million for the three months ended March 31, 2017.

	For the Three Months Ended March 31,
	2018	2017	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	56.1	52.9	3.2	6.0%
NGLs Sales Volumes (Bcfe)*	9.2	4.8	4.4	91.7%
Condensate Sales Volumes (Bcfe)*	0.6	0.3	0.3	100.0%
Total Marcellus Sales Volumes (Bcfe)*	65.9	58.0	7.9	13.6%

Average Sales Price - Gas (per Mcf)	$2.85	$3.13	$(0.28)	(8.9)%
Loss on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(0.17)	$(0.62)	$0.45	(72.6)%
Average Sales Price - NGLs (per Mcfe)*	$4.36	$4.54	$(0.18)	(4.0)%
Average Sales Price - Condensate (per Mcfe)*	$8.36	$5.42	$2.94	54.2%

Total Average Marcellus Sales Price (per Mcfe)	$2.97	$2.70	$0.27	10.0%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.24	0.14	0.10	71.4%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.08	0.07	0.01	14.3%
Average Marcellus Transportation, Gathering and Compression costs (per Mcfe)	1.17	1.06	0.11	10.4%
Average Marcellus Depreciation, Depletion and Amortization costs (per Mcfe)	0.81	0.91	(0.10)	(11.0)%
Total Average Marcellus Costs (per Mcfe)	$2.30	$2.18	$0.12	5.5%
Average Margin for Marcellus (per Mcfe)	$0.67	$0.52	$0.15	28.8%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGLs and oil revenue of $206 million for the three months ended March 31, 2018 compared to $190 million for the three months ended March 31, 2017. The $16 million increase was primarily due to a 13.6% increase in total Marcellus sales volumes, partially offset by a 8.9% decrease in average gas sales price. The increase in sales volumes was primarily due to additional wells being turned in line in the second half of 2017 and the current period.

The increase in the total average Marcellus sales price was primarily due to a $0.45 per Mcf decrease in the loss on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 47.6 Bcf of the Company's produced Marcellus gas sales volumes for the three months ended March 31, 2018 at an average loss of $0.20 per Mcf. For the three months ended March 31, 2017, these financial hedges represented approximately 50.4 Bcf at an average loss of $0.63 per Mcf.

Total operating costs and expenses for the Marcellus segment were $152 million for the three months ended March 31, 2018 compared to $127 million for the three months ended March 31, 2017. The increase in total dollars and increase in unit costs for the Marcellus segment were due to the following items:

•Marcellus lease operating expenses were $16 million for the three months ended March 31, 2018 compared to $8 million for the three months ended March 31, 2017. The increase in total dollars was primarily due to an increase in water disposal costs in the current period. The increase in unit costs was driven by the increased total dollars, partially offset by the 13.6% increase in total Marcellus sales volumes.

•Marcellus production, ad valorem, and other fees were $5 million for the three months ended March 31, 2018 compared to $4 million for the three months ended March 31, 2017. The increase in total dollars was primarily related to an increase in severance taxes from the increased volume in the current period.

•Marcellus transportation, gathering and compression costs were $77 million for the three months ended March 31, 2018 compared to $62 million for the three months ended March 31, 2017. The increase in total dollars was primarily related to increased processing costs due to a change in production mix to higher cost wet gas. The increase in unit costs was due to the increased total dollars described above, partially offset by the 13.6% increase in total Marcellus sales volumes.

•Depreciation, depletion and amortization costs attributable to the Marcellus segment were $54 million for the three months ended March 31, 2018 compared to $53 million for the three months ended March 31, 2017. These amounts included depletion on a unit of production basis of $0.79 per Mcfe and $0.90 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

UTICA SEGMENT

The Utica segment had earnings before income tax of $56 million for the three months ended March 31, 2018 compared to earnings before income tax of $18 million for the three months ended March 31, 2017.

	For the Three Months Ended March 31,
	2018	2017	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	41.4	11.6	29.8	256.9%
NGLs Sales Volumes (Bcfe)*	1.9	3.3	(1.4)	(42.4)%
Condensate Sales Volumes (Bcfe)*	0.2	0.4	(0.2)	(50.0)%
Total Utica Sales Volumes (Bcfe)*	43.5	15.3	28.2	184.3%

Average Sales Price - Gas (per Mcf)	$2.85	$2.90	$(0.05)	(1.7)%
Loss on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$(0.11)	$(0.23)	$0.12	(52.2)%
Average Sales Price - NGLs (per Mcfe)*	$5.65	$5.34	$0.31	5.8%
Average Sales Price - Condensate (per Mcfe)*	$7.61	$5.83	$1.78	30.5%

Total Average Utica Sales Price (per Mcfe)	$2.89	$3.32	$(0.43)	(13.0)%
Average Utica Lease Operating Expenses (per Mcfe)	0.28	0.27	0.01	3.7%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.04	0.17	(0.13)	(76.5)%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.36	0.70	(0.34)	(48.6)%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	0.92	1.02	(0.10)	(9.8)%
Total Average Utica Costs (per Mcfe)	$1.60	$2.16	$(0.56)	(25.9)%
Average Margin for Utica (per Mcfe)	$1.29	$1.16	$0.13	11.2%

*NGLs, Oil and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Utica segment had natural gas, NGLs and oil revenue of $130 million for the three months ended March 31, 2018 compared to $54 million for the three months ended March 31, 2017. The $76 million increase was primarily due to the 184.3% increase in total Utica sales volumes. The increase in total Utica sales volumes was primarily due to additional wells being turned in line in the second half of 2017 and the current period.

The decrease in the total average Utica sales price was primarily due to a $0.45 per Mcfe decrease in the uplift from NGLs and condensate sales volumes, when excluding the impact of hedging, as well as a $0.05 per Mcf decrease in average gas sales price, offset, in part, by a $0.12 per Mcf decrease in the loss on commodity derivative instruments in the current period. The notional amounts associated with these financial hedges represented approximately 26.0 Bcf of the Company's produced Utica gas sales volumes for the three months ended March 31, 2018 at an average loss of $0.17 per Mcf. For the three months ended March 31, 2017, these financial hedges represented approximately 3.7 Bcf at an average loss of $0.71 per Mcf.

Total operating costs and expenses for the Utica segment were $70 million for the three months ended March 31, 2018 compared to $33 million for the three months ended March 31, 2017. The increase in total dollars and decrease in unit costs for the Utica segment were due to the following items:

•Utica lease operating expense was $12 million for the three months ended March 31, 2018 compared to $4 million for the three months ended March 31, 2017. The increase in total dollars was primarily due to an increase in water disposal costs in the current period. The slight increase in unit costs was due to the increased total dollars described above, almost entirely offset by the 184.3% increase in total Utica sales volumes.

•Utica production, ad valorem, and other fees were $1 million for the three months ended March 31, 2018 compared to $3 million for the three months ended March 31, 2017. The decrease in total dollars was due to an increase in estimated non-operated property taxes in the first quarter 2017. The decrease in unit costs is due to both the increase in production volumes and the decrease in total dollars.

•Utica transportation, gathering and compression costs were $16 million for the three months ended March 31, 2018 compared to $11 million for the three months ended March 31, 2017. The $5 million increase in total dollars was primarily related to the gathering costs associated with the increased production in the current period. The decrease in unit costs was due to the increase in total Utica sales volumes, predominantly dry Utica that does not require processing, which was offset, in part, by the increase in total dollars.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $41 million for the three months ended March 31, 2018 compared to $15 million for the three months ended March 31, 2017. These amounts included depletion on a unit of production basis of $0.92 per Mcfe and $1.02 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $13 million for the three months ended March 31, 2018 compared to earnings before income tax of $4 million for the three months ended March 31, 2017.

	For the Three Months Ended March 31,
	2018	2017	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	15.9	16.7	(0.8)	(4.8)%

Average Sales Price - Gas (per Mcf)	$3.62	$3.52	$0.10	2.8%
Loss on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(0.15)	$(0.55)	$0.40	(72.7)%

Total Average CBM Sales Price (per Mcf)	$3.47	$2.97	$0.50	16.8%
Average CBM Lease Operating Expenses (per Mcf)	0.42	0.37	0.05	13.5%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.12	0.13	(0.01)	(7.7)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.90	1.00	(0.10)	(10.0)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.20	1.25	(0.05)	(4.0)%
Total Average CBM Costs (per Mcf)	$2.64	$2.75	$(0.11)	(4.0)%
Average Margin for CBM (per Mcf)	$0.83	$0.22	$0.61	277.3%

The CBM segment had natural gas revenue of $57 million for the three months ended March 31, 2018 compared to $58 million for the three months ended March 31, 2017. The $1 million decrease was primarily due to the 4.8% decrease in total CBM sales volumes, partially offset by the 2.8% increase in average gas sales price. The decrease in CBM sales volumes was primarily due to normal well declines and less drilling activity.

The total average CBM sales price increased $0.50 per Mcf, due primarily to a $0.40 per Mcf decrease in the loss on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 11.7 Bcf of the Company's produced CBM sales volumes for the three months ended March 31, 2018 at an average loss of $0.21 per Mcf. For the three months ended March 31, 2017, these financial hedges represented approximately 14.6 Bcf at an average loss of $0.61 per Mcf.

Total operating costs and expenses for the CBM segment were $42 million for the three months ended March 31, 2018 compared to $45 million for the three months ended March 31, 2017. The decrease in total dollars and decrease in unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $7 million for the three months ended March 31, 2018 compared to $6 million for the three months ended March 31, 2017. The $1 million increase was primarily due to an increase in water disposal costs in the current period. Unit costs were also negatively impacted by the increase in total dollars as well as the decrease in CBM sales volumes.

•CBM production, ad valorem, and other fees remained consistent at $2 million for the three months ended March 31, 2018 and March 31, 2017. Unit costs decreased in the current period, due primarily to the 4.8% decrease in CBM sales volumes.

•CBM transportation, gathering and compression costs were $14 million for the three months ended March 31, 2018 compared to $17 million for the three months ended March 31, 2017. The $3 million decrease was primarily related to a decrease in power expense related to an effort to minimize the number of compressors needed and a decrease in utilized firm transportation expense resulting from the decrease in CBM sales volumes. Unit costs were also positively impacted by the decrease in total dollars which was offset, in part, by the decrease in CBM sales volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $19 million for the three months ended March 31, 2018 compared to $20 million for the three months ended March 31, 2017. These amounts included depletion on a unit of production basis of $0.69 per Mcfe and $0.78 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER GAS SEGMENT

The Other Gas segment had a loss before income tax of $13 million for the three months ended March 31, 2018 compared to a loss before income tax of $191 million for the three months ended March 31, 2017.

	For the Three Months Ended March 31,
	2018	2017	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	4.1	4.9	(0.8)	(16.3)%
Oil Sales Volumes (Bcfe)*	0.1	0.1	—	—%
Total Other Sales Volumes (Bcfe)*	4.2	5.0	(0.8)	(16.0)%

Average Sales Price - Gas (per Mcf)	$2.92	$3.20	$(0.28)	(8.8)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$(0.14)	$(0.52)	$0.38	(73.1)%
Average Sales Price - Oil (per Mcfe)*	$9.93	$7.34	$2.59	35.3%

Total Average Other Sales Price (per Mcfe)	$2.89	$2.75	$0.14	5.1%
Average Other Lease Operating Expenses (per Mcfe)	0.46	0.63	(0.17)	(27.0)%
Average Other Production, Ad Valorem, and Other Fees (per Mcfe)	0.10	0.14	(0.04)	(28.6)%
Average Other Transportation, Gathering and Compression Costs (per Mcfe)	0.95	1.08	(0.13)	(12.0)%
Average Other Depreciation, Depletion and Amortization Costs (per Mcfe)	0.65	1.06	(0.41)	(38.7)%
Total Average Other Costs (per Mcfe)	$2.16	$2.91	$(0.75)	(25.8)%
Average Margin for Other (per Mcfe)	$0.73	$(0.16)	$0.89	556.3%

*Oil is converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil and natural gas prices.

The Other Gas segment includes activity not assigned to the Marcellus, Utica, or CBM segments. This segment also includes purchased gas activity, unrealized gain on commodity derivative instruments, exploration and production related other costs, impairment of exploration and production properties and other operational activity not assigned to a specific segment.

Other Gas sales volumes are primarily related to shallow oil and gas production. CNX executed a deal to sell substantially all of these assets on March 30, 2018 (See Note 6 - Acquisitions and Dispositions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). Natural gas, NGLs and oil revenue related to the Other Gas segment were $13 million for the three months ended March 31, 2018 compared to $16 million for the three months ended March 31, 2017. The decrease in natural gas, NGLs and oil revenue primarily related to the 16.0% decrease in total Other Gas sales volumes and a $0.28 per Mcf decrease in the average gas sales price. Total exploration and production costs related to these other sales were $9 million for the three months ended March 31, 2018 compared to $16 million for the three months ended March 31, 2017. The decrease was primarily due to a decrease in depreciation, depletion and amortization costs as a result of certain assets becoming fully depreciated in the current period as well as the sale of Knox Energy in the second quarter of 2017. There were also decreases in transportation, gathering and compression costs in the current period primarily related to a decrease in power, compression and environmental expense.

The Other Gas segment recognized an unrealized gain on commodity derivative instruments of $52 million as well as cash settlements paid of $1 million for the three months ended March 31, 2018. For the three months ended March 31, 2017, the Company recognized an unrealized gain on commodity derivative instruments of $25 million as well as cash settlements paid of $2 million. The unrealized gain on commodity derivative instruments represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis.

Purchased gas volumes represent volumes of gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers. Purchased gas revenues were $18 million for the three months ended March 31, 2018 compared to $9 million for the three months ended March 31, 2017. Purchased gas costs were $17 million for the three months ended March 31, 2018 compared to $9 million for the three months ended March 31, 2017. The period-to-period increase in purchased gas revenue was due to the increase in purchased gas sales volumes.

	For the Three Months Ended March 31,
	2018	2017	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcfe)	5.3	2.6	2.7	103.8%
Average Sales Price (per Mcfe)	$3.43	$3.46	$(0.03)	(0.9)%
Average Cost (per Mcfe)	$3.24	$3.42	$(0.18)	(5.3)%

Other operating income was $11 million for the three months ended March 31, 2018 compared to $15 million for the three months ended March 31, 2017. The $4 million decrease was due to the following items:

	For the Three Months Ended March 31,
(in millions)	2018	2017	Variance	Percent Change
Equity in Earnings of Affiliates	$2	$12	$(10)	(83.3)%
Gathering Income	2	3	(1)	(33.3)%
Water Income	6	—	6	100.0%
Other	1	—	1	100.0%
Total Other Operating Income	$11	$15	$(4)	(26.7)%

•
Equity in Earnings of Affiliates decreased $10 million primarily due to the acquisition and consolidation of CNXM in the current year. See Note 6 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•	Water income increased $6 million due to increased sales of freshwater to third parties for hydraulic fracturing.

Impairment of Exploration and Production Properties of $138 million for the three months ended March 31, 2017 related to an impairment in the carrying value of Knox Energy in the first quarter of 2017. See Note 9 - Property, Plant and Equipment in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. No such impairments occurred in the current period.

Exploration and production related other costs were $2 million for the three months ended March 31, 2018 compared to $10 million for the three months ended March 31, 2017. The $8 million decrease is due to the following items:

	For the Three Months Ended March 31,
(in millions)	2018	2017	Variance	Percent Change
Lease Expiration Costs	$1	$8	$(7)	(87.5)%
Land Rentals	1	1	—	—%
Other	—	1	(1)	(100.0)%
Total Exploration and Other Costs	$2	$10	$(8)	(80.0)%

•
Lease Expiration Costs relate to leases where the primary term expired. The $7 million decrease in the three months ended March 31, 2018 was primarily due to a decreases in the number of leases that were allowed to expire.

Other operating expenses were $17 million for the three months ended March 31, 2018 and 2017 and were comprised of the following items:

	For the Three Months Ended March 31,
	2018	2017	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$8	$14	$(6)	(42.9)%
Insurance Expense	1	1	—	—%
Severance Expense	1	—	1	100.0%
Idle Rig Expense	4	2	2	100.0%
Other	3	—	3	100.0%
Total Other Operating Expense	$17	$17	$—	—%

•
Unutilized Firm Transportation and Processing Fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. The decrease in the period-to-period comparison was primarily due to the increase in the utilization of capacity. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Gathering Income in other operating income above.

Selling, General and Administrative

Selling, general and administrative costs (SG&A) represent direct charges for the management and operation of CNX's E&P division. SG&A costs were $25 million for the three months ended March 31, 2018 compared to $22 million for the three months ended March 31, 2017. Refer to the discussion of total company selling, general and administrative costs contained in the section "Net Income (Loss) Attributable to CNX Resources Shareholders" of this Form 10-Q for a detailed cost explanation.

Interest Expense

Interest expense of $36 million was recognized in the three months ended March 31, 2018 compared to $42 million in the three months ended March 31, 2017. The $6 million decrease was primarily due to the $391 million purchase of the outstanding 5.875% senior notes due in April 2022 in the three months ended March 31, 2018. In the three months ended March 31, 2017, CNX purchased $100 million of its outstanding 5.875% senior notes due in April 2022.

TOTAL MIDSTREAM DIVISION ANALYSIS for the period January 3, 2018 through March 31, 2018:

CNX's Midstream Division principal activity is the ownership, operation, development and acquisition of natural gas gathering and other midstream energy assets in order to provide natural gas gathering services for the Company's produced gas, as well as for other independent third parties in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia.

On January 3, 2018, CNX completed the acquisition of Noble Energy's interest in CNX Gathering LLC (See Note 6 - Acquisitions and Dispositions). CNX Gathering holds all of the interests in CNX Midstream GP, LLC, which holds the general partner interest and incentive distribution rights in CNXM. As a result of this transaction, CNX owns and controls 100% of CNX Gathering, making CNXM a single-sponsor master limited partnership and thus the Company consolidates commencing on January 3, 2018. Prior to the acquisition, CNX accounted for its interests in CNX Gathering and CNXM as an equity-method investment and as such a period to period analysis is not meaningful.

For the period January 3, 2018 through March 31, 2018
(in millions)	2018
Midstream Revenue - Related Party	$38
Midstream Revenue - Third Party	26
Total Revenue	$64

Transportation, Gathering and Compression	$13
Depreciation, Depletion and Amortization	9
Selling, General, and Administrative Costs	6
Total Operating Costs and Expenses	28
Gain on Asset Sales	(2)
Interest Expense	2
Total Midstream Division Costs	28
Earnings Before Income Tax	$36

Midstream Revenue

Midstream revenue consists of revenue related to volumes gathered on behalf of CNX and other third-party natural gas producers. CNXM charges a higher fee for natural gas that is shipped on its wet system compared to gas shipped through its dry system. CNXM revenue can also be impacted by the relative mix of gathered volumes by area, which may vary dependent upon delivery point and may change dynamically depending on commodity prices at time of shipment.

The table below summaries volumes gathered by gas type for the period January 3, 2018 through March 31, 2018.

TOTAL
Dry Gas (BBtu/d) (**)	708
Wet Gas (BBtu/d) (**)	712
Condensate (MMcfe/d)	26
Total Gathered Volumes	1,446
(**) Classification as dry or wet is based upon the shipping destination of the related volumes. Because CNXM's customers have the option to ship a portion of their natural gas to destinations associated with either our wet system or our dry system, due to any number of factors, volumes may be classified as “wet” in one period and as “dry” in the comparative period. Although there were no such instances in the period presented above, this remains a possibility in future periods.

Transportation, Gathering and Compression

Transportation, Gathering and Compression costs were $13 million for the period January 3, 2018 through March 31, 2018 and are comprised of items directly related to the cost of gathering natural gas at the wellhead and transporting it to interstate pipelines or other local sales points. These costs include items such as electrical compression, repairs and maintenance, supplies, treating and contract services.

Selling, General and Administrative Expense

Selling, general and administrative expense is comprised of direct charges for the management and operation of CNXM assets. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net Income (Loss) Attributable to CNX Resources Shareholders" of this Form 10-Q for a detailed cost explanation.

Depreciation Expense

Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years.

Gain on Asset Sales

During the period January 3, 2018 through March 31, 2018, CNXM sold property and equipment to an unrelated third party for $6 million in cash proceeds resulting in a gain of $2 million.

Interest Expense

Interest expense is comprised of interest on the outstanding balance under CNXM's senior notes due 2026 and revolving credit facility. Interest expense was $2 million for the period January 3, 2018 through March 31, 2018.

Liquidity and Capital Resources
CNX generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations with cash generated from operations. On March 8, 2018, CNX amended and restated its senior secured revolving credit facility, which expires on March 8, 2023. The credit facility increased lenders' commitments from $1.5 billion to $2.1 billion with an accordion feature that allows the Company to increase the commitments to $3 billion. The initial borrowing base increased from $2 billion to $2.5 billion, and the letters of credit aggregate sub-limit remained unchanged at $650 million. The credit facility matures on March 8, 2023, provided that if the aggregate principal amount of our existing 5.875% Senior Notes due 2022, 8.00% Senior Notes due 2023 and certain other publicly traded debt securities outstanding 91 days prior to the earliest maturity of such debt (such date, the Springing Maturity Date) is greater than $500 million, then the credit facility will mature on the Springing Maturity Date.
The facility is secured by substantially all of the assets of CNX and certain of its subsidiaries. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Availability under the facility is limited to a borrowing base, which is determined by the lenders' syndication agent and approved by the required number of lenders in good faith by calculating a value of CNX's proved natural gas reserves.
The facility contains a number of affirmative and negative covenants that include, among others, covenants that, except in certain circumstances, limit the Company and the subsidiary guarantors' ability to create, incur, assume or suffer to exist indebtedness, create or permit to exist liens on properties, dispose of assets, make investments, purchase or redeem CNX common stock, pay dividends, merge with another corporation and amend the senior unsecured notes. The Company must also mortgage 80% of the value of its proved reserves and 80% of the value of its proved developed producing reserves, in each case, which are included in the borrowing base, maintain applicable deposit, securities and commodities accounts with the lenders or affiliates thereof, and enter into control agreements with respect to such applicable accounts.

The facility also requires that CNX maintain a maximum net leverage ratio of no greater than 4.00 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding borrowings under the revolver, measured quarterly. The calculation of all of the ratios exclude CNXM. CNX was in compliance of all financial covenants as of March 31, 2018.

At March 31, 2018, the facility had no borrowings outstanding and $253 million of letters of credit outstanding, leaving $1,847 million of unused capacity. From time to time, CNX is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CNX sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

CNX believes that cash generated from operations, asset sales and the Company's borrowing capacity will be sufficient to meet the Company's working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments, anticipated dividend payments and to provide required letters of credit. Nevertheless, the ability of CNX to satisfy its working capital requirements, to service its debt obligations, to fund planned capital expenditures, or to pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the natural gas industry and other financial and business factors, some of which are beyond CNX’s control.
In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX has also entered into various natural gas and NGL swap and option transactions, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net asset of $112 million at March 31, 2018 and a net asset of $60 million at December 31, 2017. The Company has not experienced any issues of non-performance by derivative counterparties.
CNX frequently evaluates potential acquisitions. CNX has funded acquisitions with cash generated from operations and a variety of other sources, depending on the size of the transaction, including debt and equity financing. There can be no assurance that additional capital resources, including debt and equity financing, will be available to CNX on terms which CNX finds acceptable, or at all.

Cash Flows (in millions)

	For the Three Months Ended March 31,
	2018	2017	Change
Cash Provided by Operating Activities	$259	$212	$47
Cash Used in Investing Activities	$(426)	$(88)	$(338)
Cash Used in Financing Activities	$(260)	$(117)	$(143)

Cash provided by operating activities changed in the period-to-period comparison primarily due to the following items:

•	Net income increased $585 million in the period-to-period comparison.

•
Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $624 million gain on previously held equity interest, a $238 million change in deferred income taxes, a $137 million decrease in impairment of exploration and production properties, a $49 million change in discontinued operations (See Note 5 - Discontinued Operations in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information), a $27 million net change in commodity derivative instruments, a $16 million increase in the (gain) loss on debt extinguishment, and a $7 million change in gain on the sale of assets.

Cash used in investing activities changed in the period-to-period comparison primarily due to the following items:

•
Capital expenditures increased $128 million in the period-to-period comparison primarily due to increased expenditures in both the Marcellus and Utica Shale plays resulting from increased drilling and completions activity.

•
In January 2018, CNX acquired Noble Energy's interest in CNX Gathering for a net payment of $299 million. See Note 6 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
Proceeds from the sale of assets increased $92 million primarily due to the sale of our shallow oil and gas and CBM assets in Pennsylvania and West Virginia. See Note 6 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Cash used in financing activities changed in the period-to-period comparison primarily due to the following items:

•
In the three months ended March 31, 2018, CNX repurchased $405 million of the 2022 bonds and received proceeds of $394 million from long-term borrowings. In the three months ended March 31, 2017, CNX repurchased $98 million of the 2022 bonds. See Note 11 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•	In the three months ended March 31, 2018, CNX repurchased $81 million of its common stock on the open market. No repurchases were made in the three months ended March 31, 2017.

•	In the three months ended March 31, 2018, there were $130 million of net payments on the CNXM credit facility.

•	In the three months ended March 31, 2018, there were $13 million in distributions to CNXM unitholders.

•	In the three months ended March 31, 2018, there were $19 million in debt issuance and financing fees. These fees were negligible in the three months ended March 31, 2017.

•
Financing activities of discontinued operations changed $10 million. See Note 5 - Discontinued Operations in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information.

The following is a summary of the Company's significant contractual obligations at March 31, 2018 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$31,389	$3,068	$—	$—	$34,457
Gas Firm Transportation and Processing	142,923	277,233	251,768	593,715	1,265,639
Long-Term Debt	—	—	1,336,880	889,537	2,226,417
Interest on Long-Term Debt	144,047	288,094	252,635	98,002	782,778
Capital (Finance) Lease Obligations	6,891	13,878	4,733	—	25,502
Interest on Capital (Finance) Lease Obligations	1,603	1,774	127	—	3,504
Operating Lease Obligations	10,034	14,057	10,790	39,677	74,558
Long-Term Liabilities—Employee Related (a)	1,867	3,895	4,243	28,363	38,368
Other Long-Term Liabilities (b)	166,698	29,606	—	7,985	204,289
Total Contractual Obligations (c)	$505,452	$631,605	$1,861,176	$1,657,279	$4,655,512
 _________________________

(a)	Employee related long-term liabilities include salaried retirement contributions and work-related injuries and illnesses.

(b)	Other long-term liabilities include royalties and other long-term liability costs.

(c)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt
At March 31, 2018, CNX had total long-term debt and capital lease obligations of $2,252 million outstanding, including the current portion of long-term debt of $7 million. This long-term debt consisted of:

•
An aggregate principal amount of $1,314 million of 5.875% senior unsecured notes due in April 2022 plus $3 million of unamortized bond premium. Interest on the notes is payable April 15 and October 15 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries.

•
An aggregate principal amount of $500 million of 8.00% senior unsecured notes due in April 2023 less $5 million of unamortized bond discount. Interest on the notes is payable April 1 and October 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX’s subsidiaries.

•
An aggregate principal amount of $400 million of 6.50% senior unsecured notes due in March 2026 less $6 million of unamortized bond discount. Interest on the notes is payable March 15 and September 15 of each year. Payment of the principal and interest on the notes is guaranteed by certain of CNXM's subsidiaries.

•	An aggregate principal amount of $20 million in outstanding borrowings under the CNXM revolver. CNX is not a guarantor of CNXM's revolving credit facility.

•	An aggregate principal amount of $26 million of capital leases with a weighted average interest rate of 7.06% per annum.

At March 31, 2018, CNX had no borrowings outstanding and approximately $253 million of letters of credit outstanding under the $2.1 billion senior secured revolving credit facility.

Total Equity and Dividends
CNX had total equity of $5,068 million at March 31, 2018 compared to $3,900 million at December 31, 2017. See the Consolidated Statement of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX's Board of Directors determines whether dividends will be paid quarterly. CNX suspended its quarterly dividend in March 2016 to further reflect the Company's increased emphasis on growth. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as the Board of Directors deems relevant. The Company's credit facility limits CNX's ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's leverage ratio exceeds 3.50 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facility. The total leverage ratio was 2.32 to 1.00 and the cumulative credit was approximately $314 million at March 31, 2018. The credit facility does not permit dividend payments in the event of default. The indentures to the 2022 and 2023 notes limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the three months ended March 31, 2018.

On April 19, 2018 the Board of Directors of CNX Midstream GP LLC, the general partner of CNX Midstream Partners LP, announced the declaration of a cash distribution of $0.3245 per unit with respect to the first quarter of 2018. The distribution will be made on May 15, 2018 to unitholders of record as of the close of business on May 4, 2018. The distribution, which equates to an annual rate of $1.298 per unit, represents an increase of 3.6% over the prior quarter, and an increase of 15% over the distribution paid with respect to the first quarter of 2017.

Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at March 31, 2018 . Management believes these items will expire without being funded. See Note 12 - Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.
Critical Accounting Policies

The Company’s significant accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (See Note 20 - Recent Accounting Pronouncements in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

As a result of our acquisition of the 50% interest in CNX Gathering in the first quarter of 2018, we acquired approximately $923 million of goodwill and other intangible assets, as such, the following critical accounting policy could be materially impacted by judgments assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Goodwill and other intangible asset impairment

Goodwill and other intangible assets are evaluated for impairment at least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value. A significant amount of judgment is involved in making this qualitative assessment, and events and circumstances the Company will consider include, but are not limited to, the overall financial performance including adverse changes to forecasts of operating results, movement in the Company's stock price and changes in assumptions related to weighted-average cost of capital, terminal growth rates and industry multiples.

The Company will evaluate goodwill and other intangible assets for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. If the carrying value of the goodwill of a reporting unit exceeds its implied fair value, the difference is recognized as an impairment charge. The Company uses a combination of an income and market approach to estimate the fair value.

Business Combinations

Accounting for the acquisition of a business requires the identifiable assets and liabilities acquired to be recorded at fair value. The most significant assumptions in a business combination include those used to estimate the fair value of the oil and gas properties acquired. The fair value of proved natural gas properties is determined using a risk-adjusted after-tax discounted cash flow analysis based upon significant assumptions including commodity prices; projections of estimated quantities of reserves; projections of future rates of production; timing and amount of future development and operating costs; projected reserve recovery factors; and a weighted average cost of capital.

The Company utilizes the guideline transaction method to estimate the fair value of unproved properties acquired in a business combination which requires the Company to use judgment in considering the value per undeveloped acre in recent comparable transactions to estimate the value of unproved properties.

The estimated fair value of midstream facilities and equipment, generally consisting of pipeline systems and compression stations, is estimated using the cost approach, which incorporates assumptions about the replacement costs for similar assets, the relative age of assets and any potential economic or functional obsolescence.

The fair values of the intangible assets are estimated using the multi-period excess earnings model which estimates revenues and cash flows derived from the intangible asset and then deducts portions of the cash flow that can be attributed to supporting assets otherwise recognized. The Company’s intangible assets are comprised of customer relationships and non-compete agreements.

The Company believes that the accounting estimates related to business combinations are “critical accounting estimates” because the Company must, in determining the fair value of assets acquired, make assumptions about future commodity prices; projections of estimated quantities of reserves; projections of future rates of production; projections regarding the timing and amount of future development and operating costs; and projections of reserve recovery factors, per acre values of undeveloped property, replacement cost of and future cash flows from midstream assets, cash flow from customer relationships and non-compete agreements and the pre and post modification value of stock based awards. Different assumptions may result in materially different values for these assets which would impact the Company’s financial position and future results of operations.

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

•	our dependence on gathering, processing and transportation facilities and other midstream facilities owned by CNXM and others;

•	uncertainties in estimating our economically recoverable natural gas reserves, and inaccuracies in our estimates;

•	the high-risk nature of drilling natural gas wells;

•	our identified drilling locations are scheduled out over multiple years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling;

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

•	the separation of CONSOL Energy could result in substantial tax liability; and

•	other factors discussed in the 2017 Form 10-K under “Risk Factors,” as updated by any subsequent Forms 10-Q, which are on file at the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

For a summary of accounting policies related to derivative instruments, see Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of CNX's 2017 Form 10-K.

At March 31, 2018 and December 31, 2017, our open derivative instruments were in a net asset position with a fair value of $112 million and $60 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at March 31, 2018 and December 31, 2017. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $338 million and $323 million at March 31, 2018 and December 31, 2017, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $341 million and $321 million at March 31, 2018 and December 31, 2017, respectively.
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 2018 and December 31, 2017, CNX had $2,217 million and $2,214 million, respectively, aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $15 million and $18 million, respectively. At March 31, 2018, CNX had $20 million of debt outstanding under variable-rate instruments, and no debt outstanding under variable-rate instruments at December 31, 2017. CNX’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were no borrowings at March 31, 2018 and December 31, 2017, and CNXM's revolving credit facility, under which there were $20 million of borrowings at March 31, 2018. A hypothetical 100 basis-point increase in the average rate for CNX's and CNXM's revolving credit facilities would decrease pre-tax future earnings by $0.2 million at March 31, 2018. There would be no impact on pre-tax future earnings at December 31, 2017.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of April 17, 2018, our hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2018 Fixed Price Volumes
Hedged Bcf	N/A	96.2	97.1	96.8	290.1
Weighted Average Hedge Price per Mcf	N/A	$2.76	$2.77	$2.80	$2.78
2019 Fixed Price Volumes
Hedged Bcf	82.8	83.7	84.6	84.7	335.8
Weighted Average Hedge Price per Mcf	$2.71	$2.70	$2.70	$2.71	$2.71
2020 Fixed Price Volumes
Hedged Bcf	58.4	58.4	59.1	59.0	234.9
Weighted Average Hedge Price per Mcf	$2.82	$2.75	$2.75	$2.74	$2.76
2021 Fixed Price Volumes
Hedged Bcf	49.4	49.9	50.5	49.1	198.6*
Weighted Average Hedge Price per Mcf	$2.54	$2.54	$2.54	$2.52	$2.53
2022 Fixed Price Volumes
Hedged Bcf	41.4	41.9	42.3	42.4	168.0
Weighted Average Hedge Price per Mcf	$2.67	$2.67	$2.67	$2.67	$2.67
*Quarterly volumes do not add to annual volumes in as much as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2018 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
The first through the fourth paragraphs of Note 12—Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 1A.     RISK FACTORS
If natural gas prices remain depressed or drilling efforts are unsuccessful, we may be required to record writedowns of our proved natural gas properties. Additionally, changes in assumptions impacting management’s estimates of future financial results as well as other assumptions such as movement in the Company's stock price, weighted-average cost of capital, terminal growth rates and industry multiples, could cause goodwill and other intangible assets we hold to become impaired and result in material non-cash charges.

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

As a result of our acquisition of the 50% interest in CNX Gathering in the first quarter of 2018, we acquired approximately $923 million of goodwill and other intangible assets. Future acquisitions may also lead to the acquisition of additional goodwill or other intangible assets. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by GAAP, we will evaluate this goodwill and other intangible assets for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. The future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our reported earnings and results of operations for the affected periods.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the first quarter of 2018:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
January 1, 2018 - January 31, 2018	—	—	—	$346,918
February 1, 2018 - February 28, 2018	3,668,600	$13.61	3,668,600	$296,971
March 1, 2018 - March 31, 2018	2,117,300	$16.01	5,785,900	$263,070
Total	5,785,900	$14.49
(1) Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(2) Shares repurchased as part of the company’s previously announced one-year $450 million share repurchase program authorized by the Board of Directors on October 30, 2017.

ITEM 6.	EXHIBITS

10.1
Purchase Agreement by and among CNX Gas Company LLC, as Buyer, and NBL Midstream, LLC, as Seller, dated as of December 14 ,2017, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on January 3, 2018.

10.2
Second Amended and Restated Credit Agreement dated as of March 8, 2018, among CNX, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent and the lender parties thereto incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on March 12, 2018.

10.3*	Form of Director Deferred Stock Unit Grant Agreement, filed herewith.

10.4*	Form of Non-Qualified Stock Option Agreement for Directors, filed herewith.

10.5*	Form of Restricted Stock Unit Award Agreement for Directors, filed herewith.

10.6*	Change in Control Severance Agreement, dated August 24, 2015, between CONSOL Energy Inc. and Donald W. Rush, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2018 furnished in XBRL).
* Denotes the management contracts and compensatory arrangements in which any director or any named executive officer participates.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2018

CNX RESOURCES CORPORATION

By:	/s/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Chief Executive Officer and President and Director (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ DONALD W. RUSH
Donald W. Rush
Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial Officer)

By:	/S/ JASON L. MUMFORD
Jason L. Mumford
Controller (Duly Authorized Officer and Principal Accounting Officer)