Form 10-Q
period 2018-09-30
CNX Resources Corp
filed 2018-10-30
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒    Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☐
Emerging Growth Company ☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of October 16, 2018
Common stock, $0.01 par value	203,599,810

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
Tcfe - One trillion cubic feet of natural gas equivalents, with one barrel of oil being equivalent to 6,000 cubic feet of gas.

PART I : FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
(Unaudited)	September 30,		September 30,
Revenues and Other Operating Income:	2018	2017	2018	2017
Natural Gas, NGLs and Oil Revenue	$344,712	$234,442	$1,084,851	$812,511
Gain on Commodity Derivative Instruments	18,005	19,183	78,752	80,508
Purchased Gas Revenue	10,560	13,384	38,546	32,678
Midstream Revenue	19,946	—	69,684	—
Other Operating Income	3,903	20,176	23,146	52,483
Total Revenue and Other Operating Income	397,126	287,185	1,294,979	978,180
Costs and Expenses:
Operating Expense
Lease Operating Expense	16,202	21,755	78,350	64,459
Transportation, Gathering and Compression	68,907	98,769	230,935	279,699
Production, Ad Valorem, and Other Fees	7,342	5,919	24,277	19,854
Depreciation, Depletion and Amortization	119,585	102,012	363,338	289,329
Exploration and Production Related Other Costs	3,321	4,479	9,401	33,981
Purchased Gas Costs	10,602	13,142	37,404	32,231
Impairment of Exploration and Production Properties	—	—	—	137,865
Impairment of Other Intangible Assets	—	—	18,650	—
Selling, General, and Administrative Costs	32,435	21,469	98,693	65,025
Other Operating Expense	17,405	27,544	51,238	69,825
Total Operating Expense	275,799	295,089	912,286	992,268
Other (Income) Expense
Other Expense (Income)	1,105	8,250	(4,812)	17,803
Gain on Asset Sales	(134,320)	(45,743)	(148,942)	(184,319)
Gain on Previously Held Equity Interest	—	—	(623,663)	—
Loss on Debt Extinguishment	15,385	2,019	54,433	1,233
Interest Expense	35,723	38,836	112,712	121,124
Total Other (Income) Expense	(82,107)	3,362	(610,272)	(44,159)
Total Costs and Expenses	193,692	298,451	302,014	948,109
Earnings (Loss) from Continuing Operations Before Income Tax	203,434	(11,266)	992,965	30,071
Income Tax Expense	56,678	10,530	239,269	21,066
Income (Loss) from Continuing Operations	146,756	(21,796)	753,696	9,005
(Loss) Income from Discontinued Operations, net	—	(4,645)	—	95,099
Net Income (Loss)	146,756	(26,441)	753,696	104,104
Less: Net Income Attributable to Noncontrolling Interest	21,727	—	59,090	—
Net Income (Loss) Attributable to CNX Resources Shareholders	$125,029	$(26,441)	$694,606	$104,104

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(CONTINUED)

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
(Unaudited)	September 30,		September 30,
Earnings (Loss) Per Share	2018	2017	2018	2017
Basic
Income (Loss) from Continuing Operations	$0.59	$(0.09)	$3.22	$0.04
(Loss) Income from Discontinued Operations	—	(0.02)	—	0.41
Total Basic Earnings (Loss) Per Share	$0.59	$(0.11)	$3.22	$0.45
Dilutive
Income (Loss) from Continuing Operations	$0.59	$(0.09)	$3.18	$0.04
(Loss) Income from Discontinued Operations	—	(0.02)	—	0.41
Total Dilutive Earnings (Loss) Per Share	$0.59	$(0.11)	$3.18	$0.45

Dividends Declared Per Share	$—	$—	$—	$—

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
(Unaudited)	2018	2017	2018	2017
Net Income (Loss)	$146,756	$(26,441)	$753,696	$104,104
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($13), ($2,034), ($794), ($6,121))	22	3,464	2,004	10,430

Comprehensive Income (Loss)	146,778	(22,977)	755,700	114,534

Less: Comprehensive Income Attributable to Noncontrolling Interest	21,727	—	59,090	—

Comprehensive Income (Loss) Attributable to CNX Resources Shareholders	$125,051	$(22,977)	$696,610	$114,534

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$42,672	$509,167
Accounts and Notes Receivable:
Trade	147,724	156,817
Other Receivables	10,097	48,908
Supplies Inventories	9,726	10,742
Recoverable Income Taxes	40,024	31,523
Prepaid Expenses	65,092	95,347
Total Current Assets	315,335	852,504
Property, Plant and Equipment:
Property, Plant and Equipment	9,276,800	9,316,495
Less—Accumulated Depreciation, Depletion and Amortization	2,508,188	3,526,742
Total Property, Plant and Equipment—Net	6,768,612	5,789,753
Other Assets:
Investment in Affiliates	19,488	197,921
Goodwill	796,359	—
Other Intangible Assets	104,838	—
Other	204,404	91,735
Total Other Assets	1,125,089	289,656
TOTAL ASSETS	$8,209,036	$6,931,913

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	September 30, 2018	December 31, 2017
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$263,033	$211,161
Current Portion of Long-Term Debt	6,958	7,111
Other Accrued Liabilities	263,755	223,407
Total Current Liabilities	533,746	441,679
Long-Term Debt:
Long-Term Debt	2,184,481	2,187,026
Capital Lease Obligations	15,082	20,347
Total Long-Term Debt	2,199,563	2,207,373
Deferred Credits and Other Liabilities:
Deferred Income Taxes	304,342	44,373
Asset Retirement Obligations	16,013	198,768
Other	106,553	139,821
Total Deferred Credits and Other Liabilities	426,908	382,962
TOTAL LIABILITIES	3,160,217	3,032,014
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 205,147,139 Issued and Outstanding at September 30, 2018; 223,743,322 Issued and Outstanding at December 31, 2017	2,055	2,241
Capital in Excess of Par Value	2,311,093	2,450,323
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	2,003,888	1,455,811
Accumulated Other Comprehensive Loss	(6,472)	(8,476)
Total CNX Resources Stockholders’ Equity	4,310,564	3,899,899
Noncontrolling Interest	738,255	—
TOTAL STOCKHOLDERS' EQUITY	5,048,819	3,899,899
TOTAL LIABILITIES AND EQUITY	$8,209,036	$6,931,913

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total CNX Resources Corporation Stockholders’ Equity	Non- Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2017	$2,241	$2,450,323	$1,455,811	$(8,476)	$3,899,899	$—	$3,899,899
(Unaudited)
Net Income	—	—	694,606	—	694,606	59,090	753,696
Other Comprehensive Income (Net of ($794) Tax)	—	—	—	2,004	2,004	—	2,004
Comprehensive Income	—	—	694,606	2,004	696,610	59,090	755,700
Issuance of Common Stock	7	1,682	—	—	1,689	—	1,689
Purchase and Retirement of Common Stock (19,399,032 shares)	(193)	(154,998)	(141,543)	—	(296,734)	—	(296,734)
Shares Withheld for Taxes	—	—	(4,986)	—	(4,986)	(348)	(5,334)
Acquisition of CNX Gathering, LLC	—	—	—	—	—	718,577	718,577
Amortization of Stock-Based Compensation Awards	—	14,086	—	—	14,086	1,775	15,861
Distributions to CNXM Noncontrolling Interest Holders	—	—	—	—	—	(40,839)	(40,839)
Balance at September 30, 2018	$2,055	$2,311,093	$2,003,888	$(6,472)	$4,310,564	$738,255	$5,048,819

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Nine Months Ended
(Unaudited)	September 30,
Cash Flows from Operating Activities:	2018	2017
Net Income	$753,696	$104,104
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Income from Discontinued Operations	—	(95,099)
Depreciation, Depletion and Amortization	363,338	289,329
Amortization of Deferred Financing Costs	6,640	6,636
Impairment of Exploration and Production Properties	—	137,865
Impairment of Other Intangible Assets	18,650	—
Stock-Based Compensation	15,861	13,071
Gain on Sale of Assets	(148,942)	(184,319)
Gain on Previously Held Equity Interest	(623,663)	—
Loss on Debt Extinguishment	54,433	1,233
Gain on Commodity Derivative Instruments	(78,752)	(80,508)
Net Cash Received (Paid) in Settlement of Commodity Derivative Instruments	2,518	(61,717)
Deferred Income Taxes	259,116	21,066
Equity in Earnings of Affiliates	(4,688)	(34,810)
Changes in Operating Assets:
Accounts and Notes Receivable	50,125	12,742
Recoverable Income Taxes	(8,501)	15,908
Supplies Inventories	1,016	(6,164)
Prepaid Expenses	(337)	6,127
Changes in Other Assets	683	32,790
Changes in Operating Liabilities:
Accounts Payable	2,532	15,359
Accrued Interest	5,812	32,501
Other Operating Liabilities	30,418	32,724
Changes in Other Liabilities	(9,736)	16,915
Net Cash Provided by Continuing Operating Activities	690,219	275,753
Net Cash Provided by Discontinued Operating Activities	—	206,097
Net Cash Provided by Operating Activities	690,219	481,850
Cash Flows from Investing Activities:
Capital Expenditures	(794,124)	(399,462)
CNX Gathering LLC Acquisition, Net of Cash Acquired	(299,272)	—
Proceeds from Asset Sales	500,811	408,957
Net Distributions from Equity Affiliates	7,750	35,620
Net Cash (Used in) Provided by Continuing Investing Activities	(584,835)	45,115
Net Cash Used in Discontinued Investing Activities	—	(33,237)
Net Cash (Used in) Provided by Investing Activities	(584,835)	11,878
Cash Flows from Financing Activities:
Payments on Miscellaneous Borrowings	(5,455)	(6,024)
Payments on Long-Term Notes	(935,419)	(213,728)
Net Payments on CNXM Revolving Credit Facility	(105,500)	—
Proceeds from CNX Revolving Credit Facility	439,000	—
Proceeds from Issuance of CNXM Senior Notes	394,000	—
Distributions to CNXM Noncontrolling Interest Holders	(40,839)	—
Proceeds from Issuance of Common Stock	1,689	859
Shares Withheld for Taxes	(5,335)	(6,346)
Purchases of Common Stock	(294,365)	—
Debt Repurchase and Financing Fees	(19,655)	(298)
Net Cash Used in Continuing Financing Activities	(571,879)	(225,537)
Net Cash Used in Discontinued Financing Activities	—	(33,332)
Net Cash Used in Financing Activities	(571,879)	(258,869)
Net (Decrease) Increase in Cash and Cash Equivalents	(466,495)	234,859
Cash and Cash Equivalents at Beginning of Period	509,167	46,299
Cash and Cash Equivalents at End of Period	$42,672	$281,158

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheet at December 31, 2017 has been derived from the Audited Consolidated Financial Statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2017 included in CNX Resources Corporation's ("CNX," "CNX Resources," the "Company," "we," "us," or "our") Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on February 7, 2018.

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

The Consolidated Balance Sheet at September 30, 2018 reflects the full consolidation of CNX Gathering LLC's assets and liabilities as a result of the acquisition by CNX Gas Company LLC "CNX Gas," an indirect wholly owned subsidiary of CNX, of NBL Midstream, LLC's 50% interest in CNX Gathering LLC on January 3, 2018 (See Note 6 - Acquisitions and Dispositions for more information). The purchase accounting remains preliminary as contemplated by Generally Accepted Accounting Principles (GAAP) and, as a result, there may be upon further review future changes to the value, as well as allocation, of the acquired assets and liabilities, associated amortization expense, goodwill and the gain on the previously held equity interest. These changes may be material.

NOTE 2—EARNINGS PER SHARE:

Basic earnings per share are computed by dividing net income attributable to CNX shareholders by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from stock options, performance stock options, restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and performance share options were exercised, that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. CNX Midstream Partners LP's "CNXM" dilutive units did not have a material impact on the Company's earnings per share calculations for the period from January 3, 2018 through September 30, 2018.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be antidilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Antidilutive Options	2,288,274	5,407,465	2,288,274	2,731,362
Antidilutive Restricted Stock Units	—	1,102,180	55,936	183,479
Antidilutive Performance Share Units	157,120	1,793,302	157,120	—
Antidilutive Performance Stock Options	927,268	802,804	927,268	802,804
	3,372,662	9,105,751	3,428,598	3,717,645

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Options	18,546	17,048	245,847	107,510
Restricted Stock Units	184,176	14,776	362,573	349,037
Performance Share Units	192,926	—	550,523	560,936
	395,648	31,824	1,158,943	1,017,483
The computations for basic and dilutive earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Income (Loss) from Continuing Operations	$146,756	$(21,796)	$753,696	$9,005
Less: Net Income Attributable to Non-Controlling Interest	21,727	—	59,090	—
Net Income (Loss) from Continuing Operations Attributable to CNX Resources Shareholders	$125,029	$(21,796)	$694,606	$9,005
(Loss) Income from Discontinued Operations	—	(4,645)	—	95,099
Net Income (Loss) Attributable to CNX Resources Shareholders	$125,029	$(26,441)	$694,606	$104,104

Weighted-average shares of common stock outstanding	210,238,509	230,080,797	216,010,561	229,986,428
Effect of dilutive shares	2,469,573	—	2,288,301	1,473,392
Weighted-average diluted shares of common stock outstanding	212,708,082	230,080,797	218,298,862	231,459,820

Earnings (Loss) per Share:
Basic (Continuing Operations)	$0.59	$(0.09)	$3.22	$0.04
Basic (Discontinued Operations)	—	(0.02)	—	0.41
Total Basic	$0.59	$(0.11)	$3.22	$0.45

Dilutive (Continuing Operations)	$0.59	$(0.09)	$3.18	$0.04
Dilutive (Discontinued Operations)	—	(0.02)	—	0.41
Total Dilutive	$0.59	$(0.11)	$3.18	$0.45

NOTE 3—CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

Changes in Accumulated Other Comprehensive Loss related to pension obligations, net of tax, were as follows:

Balance at December 31, 2017	$(8,476)
Other Comprehensive Income before Reclassifications	1,643
Amounts Reclassified from Accumulated Other Comprehensive Loss, net of tax	361
Current Period Other Comprehensive Income	2,004
Balance at September 30, 2018	$(6,472)

The following table shows the reclassification of adjustments out of Accumulated Other Comprehensive Loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Actuarially Determined Long-Term Liability Adjustments*
Amortization of Prior Service Costs	$(6)	$(749)	$(186)	$(2,247)
Recognized Net Actuarial Loss	41	6,247	749	18,798
Total	35	5,498	563	16,551
Less: Tax Benefit	13	2,034	202	6,121
Net of Tax	$22	$3,464	$361	$10,430

*Excludes amounts related to the remeasurement of the actuarially determined pension obligations for the nine months ended September 30, 2018.

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

Midstream revenue consists of revenues generated from natural gas gathering activities. The gas gathering services are interruptible in nature and include charges for the volume of gas actually gathered and do not guarantee access to the system. Volumetric based fees are based on actual volumes gathered. The Company generally considers the interruptible gathering of each unit (MMBtu) of natural gas as a separate performance obligation. Payment terms for these contracts typically require payment within 25 days of the end of the calendar month in which the hydrocarbons are gathered.

Transaction price allocated to remaining performance obligations

Accounting Standards Codification (ASC) 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. However, the guidance provides certain practical expedients that limit this requirement, including when variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a series.

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

For revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $172,177 as of September 30, 2018. The Company expects to recognize net revenue of $52,253 in the next 12 months and $38,043 over the following 12 months, with the remainder recognized thereafter.

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

Prior-period performance obligations

We record revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and NGL revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between our estimates and the actual amounts received in the month that payment is received from the purchaser. We have existing internal controls for our revenue estimation process and related accruals, and any identified differences between our revenue estimates and actual revenue received historically have not been significant. For each of the three and nine months ended September 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

Disaggregation of Revenue

The following table is a disaggregation of our revenue by major sources:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue from Contracts with Customers
Natural Gas Revenue	$293,864	$196,285	$930,505	$703,556
NGLs Revenue	46,663	33,220	137,104	94,139
Condensate Revenue	3,426	4,306	14,925	12,495
Oil Revenue	759	631	2,317	2,321
Total Natural Gas, NGLs and Oil Revenue	344,712	234,442	1,084,851	812,511

Purchased Gas Revenue	10,560	13,384	38,546	32,678
Midstream Revenue	19,946	—	69,684	—

Other Sources of Revenue and Other Operating Income
Gain on Commodity Derivative Instruments	18,005	19,183	78,752	80,508
Other Operating Income	3,903	20,176	23,146	52,483
Total Revenue and Other Operating Income	$397,126	$287,185	$1,294,979	$978,180

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

The opening and closing balances of the Company’s receivables related to contracts with customers were $156,817 and $147,724, respectively. Included in the opening balance are receivables of $9,353 related to the January 3, 2018 acquisition by CNX Gas of NBL Midstream's interests (see Note 6 - Acquisitions and Dispositions for more information).

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

The following table details selected financial information for the divested business included within discontinued operations:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2017	September 30, 2017
Coal Revenue	$279,245	$899,400
Other Outside Sales	15,065	42,806
Freight-Outside Coal	21,803	51,847
Miscellaneous Other Income	19,365	45,696
(Loss) Gain on Sale of Assets	(513)	13,024
Total Revenue and Other Income	$334,965	$1,052,773
Total Costs	322,592	928,212
Income from Operations Before Income Taxes	$12,373	$124,561
Income Tax Expense	16,228	18,895
Less: Net Income Attributable to Noncontrolling Interest	790	10,567
(Loss) Income from Discontinued Operations, net	$(4,645)	$95,099

There were no remaining major classes of assets or liabilities of discontinued operations at September 30, 2018 and December 31, 2017.

NOTE 6—ACQUISITIONS AND DISPOSITIONS:

On August 31, 2018 CNX closed on the sale of substantially all of its Ohio Utica Joint Venture Assets in the wet gas Utica Shale areas of Belmont, Guernsey, Harrison, and Noble Counties, which included approximately 26,000 net undeveloped acres. The net cash proceeds of $381,214 are included in Proceeds from Asset Sales on the Consolidated Statements of Cash Flows and the net gain on the transaction of $130,849 is included in the Gain on Asset Sales on the Consolidated Statements of Income.

On May 2, 2018 CNX closed on an Asset Exchange Agreement (the “AEA”), with HG Energy II Appalachia, LLC (“HG Energy”), pursuant to which, among other things, (i) HG Energy paid approximately $7,000 to CNX and assigned to CNX certain undeveloped Marcellus and Utica acreage in Southwest Pennsylvania, and (ii) CNX assigned its interest in certain non-core midstream assets and surface acreage to HG Energy and released certain HG Energy oil and gas acreage from dedication under a gathering agreement that is partially held, indirectly, by CNX. In connection with the transaction, CNX also agreed to certain transactions with CNXM, including the amendment of the existing gas gathering agreement between CNX and CNX Midstream Partners LP to increase the existing well commitment by an additional forty wells. The net gain on the sale was $286 and is included in the Gain on Asset Sales line of the Consolidated Statements of Income.

As a result of the AEA, CNX determined that the carrying value of a portion of the customer relationship intangible assets that were acquired in connection with the Midstream Acquisition discussed below (see also Note 19 - Goodwill and Other Intangible Assets) exceeded their fair value, and recognized an impairment of approximately $18,650, which is included in the Impairment of Other Intangible Assets line of the Consolidated Statements of Income.
On March 30, 2018, CNX Gas completed the sale of substantially all of its shallow oil and gas assets and certain Coalbed Methane (CBM) assets in Pennsylvania and West Virginia for $89,296 in cash consideration. In connection with the sale, the buyer assumed approximately $196,514 of asset retirement obligations. The net gain on the sale was $4,432 and is included in the Gain on Asset Sales line of the Consolidated Statements of Income.

On December 14, 2017, CNX Gas entered into a purchase agreement with Noble, pursuant to which CNX Gas acquired Noble’s 50% membership interest in CONE Gathering LLC ("CNX Gathering"), for a cash purchase price of $305,000 and the mutual release of all outstanding claims (the "Midstream Acquisition"). CNX Gathering owns a 100% membership interest in CONE Midstream GP LLC (the "general partner"), which is the general partner of CONE Midstream Partners LP ("CNXM" or the Partnership), which is a publicly traded master limited partnership formed in May 2014 by CNX Gas and Noble. In conjunction with the Midstream Acquisition, which closed on January 3, 2018, the general partner, the Partnership and CONE Gathering LLC changed their names to CNX Midstream GP LLC, CNX Midstream Partners LP, and CNX Gathering LLC, respectively.

Prior to the Midstream Acquisition, the Company accounted for its 50% interest in CNX Gathering LLC as an equity method investment as the Company had the ability to exercise significant influence, but not control, over the operating and financial policies of the midstream operations. In conjunction with the Midstream Acquisition, the Company obtained a controlling interest in CNX Gathering LLC and, through CNX Gathering's ownership of the general partner, control over the Partnership. Accordingly, the Midstream Acquisition has been accounted for as a business combination using the acquisition method of accounting pursuant to ASC Topic 805, Business Combinations, or ASC 805. ASC 805 requires that, in circumstances where a business combination is achieved in stages (or step acquisition), previously held equity interests are remeasured at fair value and any difference between the fair value and the carrying value of the equity interest held be recognized as a gain or loss on the statement of income.

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

As part of the preliminary purchase price allocation, the Company identified intangible assets for customer relationships with third party customers. The fair value of the identified intangible assets was determined using the income approach, which requires a forecast of the expected future cash flows generated and an estimated market-based weighted average cost of capital. Significant unobservable inputs in the determination of fair value include future revenue estimates, future cost assumptions, and estimated customer retention rates. As a result, the estimated fair value of the identified intangible assets represents a Level 3 fair value measurement. Differences between the preliminary purchase price allocation and the final purchase price allocation may change the amount of intangible assets and goodwill ultimately recognized in conjunction with the Midstream Acquisition.

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

Estimated Fair Value of Consideration Transferred:

Cash Consideration	$305,000
CNX Gathering Cash on Hand at January 3, 2018 Distributed to Noble	2,620
Fair Value of Previously Held Equity Interest	799,033
Total Estimated Fair Value of Consideration Transferred	$1,106,653

The following is a summary of the preliminary estimated fair values of the net assets acquired:

Fair Value of Assets Acquired:
Cash and Cash Equivalents	$8,348
Accounts and Notes Receivable	21,199
Prepaid Expense	2,006
Other Current Assets	163
Property, Plant and Equipment, Net	1,043,340
Intangible Assets	128,781
Other	593
Total Assets Acquired	1,204,430

Fair Value of Liabilities Assumed:
Accounts Payable	26,059
CNXM Revolving Credit Facility	149,500
Total Liabilities Assumed	175,559

Total Identifiable Net Assets	1,028,871
Fair Value of Noncontrolling Interest in CNXM	(718,577)
Goodwill	796,359
Net Assets Acquired	$1,106,653

Post-Acquisition Operating Results (Midstream Acquisition)

The Midstream Acquisition contributed the following to the Company's Midstream segment for the three and nine months ended September 30, 2018.

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Midstream Revenue	$61,372	$186,875
Earnings from Continuing Operations Before Income Tax	$31,173	$94,502

Unaudited Pro Forma Information (Midstream Acquisition)

The following table presents unaudited pro forma combined financial information for the three and nine months ended September 30, 2017, which presents the Company’s results as though the Midstream Acquisition had been completed at January 1, 2017. The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the acquisition been completed at January 1, 2017; furthermore, the financial information is not intended to be a projection of future results.

	Pro Forma
(in thousands, except per share data) (unaudited)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Pro Forma Total Revenue and Other Operating Income	$311,272	$1,051,683
Pro Forma Net Income from Continuing Operations	$11,240	$104,219
Less: Pro Forma Net income Attributable to Noncontrolling Interests	$18,670	$56,804
Pro Forma Net Income(Loss) from Continuing Operations Attributable to CNX	$(7,430)	$47,415
Pro Forma Income(Loss) per Share from Continuing Operations (Basic)	$(0.03)	$0.21
Pro Forma Income(Loss) per Share from Continuing Operations (Diluted)	$(0.04)	$0.20

In September 2017, CNX Resources closed on the sale of approximately 22,000 acres of surface land in Colorado. CNX Resources received net cash proceeds of $23,703 which is included in the cash flows from investing activities. The net gain on the sale was $18,758 and was included in the Gain on Sale of Assets in the Consolidated Statements of Income.

In a two part closing in July and September 2017, CNX executed the sale of approximately 7,500 net undeveloped acres of the Marcellus Shale in Allegheny and Westmoreland Counties, Pennsylvania. The Company received total cash proceeds of $36,649, which was included in the cash flows from investing activities. The net gain on the sale of these assets was $15,251 and was included in the Gain on Sale of Assets in the Consolidated Statements of Income.

In June 2017, CNX closed on the sale of approximately 11,100 net undeveloped acres of the Marcellus and Utica Shale in Allegheny, Washington, and Westmoreland Counties, Pennsylvania. The Company received total cash proceeds of $83,500, which was included in cash flows from investing activities. The net gain on the sale of these assets was $58,541 and was included in the Gain on Sale of Assets in the Consolidated Statements of Income.

In June 2017, the Company finalized the sale of 12 producing wells, 15 drilled but uncompleted wells (DUCs), and approximately 11,000 net developed and undeveloped Marcellus and Utica acres in Doddridge and Wetzel Counties in West Virginia that were previously classified as Held for Sale. CNX Resources received total cash proceeds of $129,651, which was included in cash flows from investing activities. The net loss on the sale was $8,591 and was included in the Gain on Sale of Assets in the Consolidated Statements of Income.

In May 2017, CNX finalized the sale of approximately 6,300 net undeveloped acres of the Utica-Point Pleasant Shale in Jefferson, Belmont, and Guernsey Counties, Ohio that were previously classified as Held for Sale. The Company received total cash proceeds of $76,585, which was included in cash flows from investing activities. The net gain on the sale of these assets was $72,346 and was included in the Gain on Sale of Assets in the Consolidated Statements of Income.

In April 2017, CNX finalized the sale of its Knox Energy LLC and Coalfield Pipeline Company subsidiaries that were previously classified as Held for Sale. At closing, CNX received net cash proceeds of $18,944, which was included in cash flows from investing activities. Due to various post closing adjustments, the net gain on the sale of these assets was $606 and was included in the Gain on Sale of Assets in the Consolidated Statements of Income.

NOTE 7—COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COST:

Components of Net Periodic Benefit Cost are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Service Cost	$54	$96	$247	$289
Interest Cost	333	308	932	927
Amortization of Prior Service Credits	(6)	(93)	(187)	(279)
Recognized Net Actuarial Loss	59	390	806	1,176
Curtailment Gain	—	—	(416)	—
Net Periodic Benefit Cost	$440	$701	$1,382	$2,113

The benefits for the Defined Contribution Restoration Plan were frozen effective July 1, 2018. Employees hired after this date are not eligible for this benefit plan. In addition, current participants receive no further compensation credits after that date, with the last award year being 2017. Annual interest credits will continue to be made in accordance with the terms of the plan. This freezing of the plan triggered a curtailment gain of $416. The curtailment resulted in a plan remeasurement, decreasing the plan liabilities by $2,235 at June 30, 2018.

NOTE 8—INCOME TAXES:

The effective tax rates for the three and nine months ended September 30, 2018 were 27.9% and 24.1%, respectively. The effective tax rate for the nine months ended September 30, 2018 differs from the U.S. federal statutory rate of 21% primarily due to increases for state taxes and state valuation allowances, offset by the benefits from the filing of a Federal 10-year net operating loss (“NOL”) carryback as well as non-controlling interest.

The effective tax rates for the three and nine months ended September 30, 2017 were (93.5)% and 70%, respectively. The effective rate for the nine months ended September 30, 2017 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and equity compensation.

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

The net benefits for the Act, recorded as of September 30, 2018 represent the Company's best estimate using information available to the Company as of September 30, 2018. The Company anticipates U.S. regulatory agencies will potentially issue further regulations prior to year-end which may alter this estimate. The IRS issued rules during the quarter pertaining to the application of limitations for executive compensation related to contracts existing prior to November 2, 2017, and provisions in the Act addressing the deductibility of interest expense after January 1, 2018. During the three and nine months ended September 30, 2018, no adjustments were recorded to the provisional amounts recognized in 2017. The Company will refine its estimates to incorporate new or better information as it comes available. During the second quarter of 2018, the company filed a Federal NOL carryback resulting in a financial statement benefit of $20,000 through the realization of the Federal NOLs at a 35% tax rate as a carryback versus the current 21% tax rate as a carryforward.

The total amount of uncertain tax positions at September 30, 2018 and December 31, 2017 were $39,953 and $37,813, respectively. If these uncertain tax positions were recognized, approximately $31,516 and $29,376 would affect CNX's effective tax rate at September 30, 2018 and December 31, 2017, respectively. There was a $2,140 change to the unrecognized tax benefits during the nine months ended September 30, 2018.

CNX recognizes accrued interest related to uncertain tax positions in interest expense. As of September 30, 2018 and December 31, 2017, the Company reported an accrued interest liability relating to uncertain tax positions of $897 and $644, respectively, in Other Liabilities on the Consolidated Balance Sheets. The accrued interest liability includes $252 of accrued interest expense that is reflected in the Company's Consolidated Statements of Income for the nine months ended September 30, 2018.
CNX recognizes penalties accrued related to uncertain tax positions in its income tax expense. As of September 30, 2018 and December 31, 2017, CNX had no accrued liabilities for tax penalties related to uncertain tax positions.
CNX and its subsidiaries file federal income tax returns with the United States and income tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for tax years before 2014. The Joint Committee on Taxation concluded its review of the audit of tax year 2015 on March 21, 2018. The audit resulted in a $108,651 reduction to CNX's net operating loss, primarily due to a reduction in the depreciation as an offset to the bonus depreciation taken in the 2010-2013 IRS audit. There was no cash impact from the audit.

NOTE 9—PROPERTY, PLANT AND EQUIPMENT:

	September 30, 2018	December 31, 2017
Property, Plant and Equipment
Intangible drilling cost	$3,980,330	$3,849,689
Proved gas properties	939,815	1,999,891
Gas gathering equipment	2,080,909	1,182,234
Unproved gas properties	1,105,813	919,733
Gas wells and related equipment	789,333	834,120
Surface land and other equipment	308,397	309,602
Other gas assets	72,203	221,226
Total Property, Plant and Equipment	9,276,800	9,316,495
Less: Accumulated Depreciation, Depletion and Amortization	2,508,188	3,526,742
Total Property, Plant and Equipment - Net	$6,768,612	$5,789,753
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
The CNX credit facility increased lenders' commitments from $1,500,000 to $2,100,000 with an accordion feature that allows the Company to increase the commitments to $3,000,000. The initial borrowing base increased from $2,000,000 to $2,500,000, and the letters of credit aggregate sub-limit remained unchanged at $650,000. Effective August 20,2018, as part of the semi-annual redetermination, the borrowing base was reduced to $2,100,000 primarily based on the sale of substantially all of CNX's Ohio Utica Joint Venture Assets and shallow oil and gas assets (See Note 6 - Acquisitions and Dispositions for additional information). The credit facility matures on March 8, 2023, provided that if the aggregate principal amount of our existing 5.875% Senior Notes due 2022 and certain other publicly traded debt securities outstanding 91 days prior to the earliest maturity of such debt (such date, the "Springing Maturity Date") is greater than $500,000, then the credit facility will mature on the Springing Maturity Date.

The CNX credit facility is secured by substantially all of the assets of CNX and certain of its subsidiaries. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Availability under the facility is limited to a borrowing base, which is determined by the lenders' syndication agent and approved by the required number of lenders in good faith by calculating a value of CNX's proved natural gas reserves.
The CNX credit facility contains a number of affirmative and negative covenants that include, among others, covenants that, except in certain circumstances, limit the Company and the subsidiary guarantors' ability to create, incur, assume or suffer to exist indebtedness, create or permit to exist liens on properties, dispose of assets, make investments, purchase or redeem CNX common stock, pay dividends, merge with another corporation and amend the senior unsecured notes. The Company must also mortgage 80% of the value of its proved reserves and 80% of the value of its proved developed producing reserves, in each case, which are included in the borrowing base, maintain applicable deposit, securities and commodities accounts with the lenders or affiliates thereof, and enter into control agreements with respect to such applicable accounts.

The CNX credit facility also requires that CNX maintain a maximum net leverage ratio of no greater than 4.00 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding borrowings under the revolver, measured quarterly. The calculation of all of the ratios exclude CNXM. CNX was in compliance with all financial covenants as of September 30, 2018.

At September 30, 2018, the CNX credit facility had $439,000 of borrowings outstanding and $251,342 of letters of credit outstanding, leaving $1,409,658 of unused capacity. At December 31, 2017, the facility had no borrowings outstanding and $239,072 of letters of credit outstanding, leaving $1,260,928 of unused capacity.

CNX Midstream Partners LP (CNXM)
On March 8, 2018, CNXM entered into a new $600,000 senior secured revolving credit facility that matures on March 8, 2023. The CNXM credit facility replaced its prior $250,000 senior secured revolving credit facility.
The CNXM credit facility includes restrictions on the ability of CNXM, its subsidiary guarantors and certain of its non-guarantor, non-wholly-owned subsidiaries, except in certain circumstances, to: (i) create, incur, assume or suffer to exist indebtedness; (ii) create or permit to exist liens on their properties; (iii) prepay certain indebtedness unless there is no default or event of default under the facility; (iv) make or pay any dividends or distributions in excess of certain amounts; (v) merge with or into another person, liquidate or dissolve; or acquire all or substantially all of the assets of any going concern or going line of business or acquire all or a substantial portion of another person’s assets; (vi) make particular investments and loans; (vii) sell, transfer, convey, assign or dispose of its assets or properties other than in the ordinary course of business and other select instances; (viii) deal with any affiliate except in the ordinary course of business on terms no less favorable to CNXM than it would otherwise receive in an arm’s length transaction; (ix) amend in any material manner its certificate of incorporation, bylaws, or other organizational documents without giving prior notice to the lenders and, in some cases, obtaining the consent of the lenders.

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum total leverage ratio of no greater than between 4.75 to 1.00 ranging to no greater than 5.50 to 1.00 in certain circumstances; (y) a maximum secured leverage ratio of no greater than 3.50 to 1.00 and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00. CNXM was in compliance with all financial covenants as of September 30, 2018.

The CNXM credit facility also contains customary events of default, including, but not limited to, a cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants. The obligations under the facility are secured by substantially all of the assets of CNXM and its wholly-owned subsidiaries. CNX is not a guarantor under the facility.

At September 30, 2018, the CNXM credit facility had $44,000 of borrowings outstanding.

NOTE 11—LONG-TERM DEBT:

	September 30, 2018	December 31, 2017
Debt:
Senior Notes due April 2022 at 5.875% (Principal of $1,314,307 and $1,705,682 plus Unamortized Premium of $2,258 and $3,544, respectively)	$1,316,565	$1,709,226
CNX Revolving Credit Facility	439,000	—
CNX Midstream Partners LP Senior Notes due March 2026 at 6.50% (Principal of $400,000 less Unamortized Discount of $5,562 at September 30, 2018)	394,438	—
CNX Midstream Partners LP Revolving Credit Facility	44,000	—
Senior Notes due April 2023 at 8.00% (Principal of $500,000 less Unamortized Discount of $4,751 at December 31, 2017)	—	495,249
Other Note Maturing in 2018 (Principal of $358 less Unamortized Discount of $8 at December 31, 2017)	—	350
Less: Unamortized Debt Issuance Costs	9,522	17,536
	2,184,481	2,187,289
Less: Amounts Due in One Year*	—	263
Long-Term Debt	$2,184,481	$2,187,026
* Excludes current portion of Capital Lease Obligations of $6,958 and $6,848 at September 30, 2018 and December 31, 2017, respectively.

During the nine months ended September 30, 2018, CNXM completed a private offering of $400,000 of 6.50% senior notes due in March 2026 less $6,000 of unamortized bond discount. CNX is not a guarantor of CNXM's 6.50% senior notes due in March 2026 or CNXM's senior secured revolving credit facility.

During the nine months ended September 30, 2018, CNX purchased $391,375 of its outstanding 5.875% senior notes due April 2022. As part of this transaction, a loss of $15,635 was included in Loss on Debt Extinguishment on the Consolidated Statements of Income.

During the three and nine months ended September 30, 2018, CNX purchased $200,000 and $500,000, respectively, of its outstanding 8.00% senior notes due in April 2023. As part of these transactions, a loss of $15,385 and $38,798, respectively, was included in Loss on Debt Extinguishment on the Consolidated Statements of Income.

During the nine months ended September 30, 2017, CNX purchased $119,025 of its outstanding 5.875% senior notes due in April 2022. As part of this transaction, a gain of $786 was included in Loss on Debt Extinguishment on the Consolidated Statements of Income.

During the three and nine months ended September 30, 2017, CNX called the remaining $74,470 balance on its 8.25% senior notes due in April 2020 and the remaining $20,611 balance on its 6.375% senior notes due in March 2021. As part of these transactions, a loss of $2,019 was included in Loss on Debt Extinguishment on the Consolidated Statements of Income.

NOTE 12—COMMITMENTS AND CONTINGENT LIABILITIES:
CNX and its subsidiaries are subject to various lawsuits and claims with respect to such matters as personal injury, royalty accounting, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. CNX accrues the estimated loss for these lawsuits and claims when the loss is probable and can be estimated. The Company's current estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of CNX. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the financial position, results of operations or cash flows of CNX; however, such amounts cannot be reasonably estimated.

At September 30, 2018, CNX has provided the following financial guarantees, unconditional purchase obligations, operating lease obligations and letters of credit to certain third parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that these commitments will expire without being funded, and therefore will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$251,057	$69,538	$181,519	$—	$—
Other	285	265	20	—	—
Total Letters of Credit	251,342	69,803	181,539	—	—
Surety Bonds:
Employee-Related	1,850	1,500	350	—	—
Environmental	11,136	11,021	115	—	—
Other	12,396	11,523	873	—	—
Total Surety Bonds	25,382	24,044	1,338	—	—
Total Commitments	$276,724	$93,847	$182,877	$—	$—

Excluded from the above table are commitments and guarantees that relate to discontinued operations, entered into in conjunction with the spin-off of the Company's coal business (See Note 5 - Discontinued Operations). Although CONSOL Energy has agreed to indemnify us to the extent that we are called upon to pay any of these liabilities, there is no assurance that CONSOL Energy will satisfy its obligations to indemnify us in these situations.

CNX uses various leased facilities and equipment in its operations. Future minimum lease payments under operating leases at September 30, 2018 are as follows:

Operating Lease Obligations Due	Amount
Less than 1 year	$13,643
1 - 3 years	17,693
3 - 5 years	10,748
More than 5 years	37,676
Total Operating Lease Obligations	$79,760

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded on the Consolidated Balance Sheets. As of September 30, 2018, the purchase obligations for each of the next five years and beyond were as follows:

Obligations Due	Amount
Less than 1 year	$263,068
1 - 3 years	515,251
3 - 5 years	397,821
More than 5 years	1,080,415
Total Purchase Obligations	$2,256,555

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

The total notional amounts of production of CNX's derivative instruments at September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,	Forecasted to
	2018	2017	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,096.1	1,067.2	2023
Natural Gas Basis Swaps (Bcf)	781.8	688.1	2023

The gross fair value of CNX's derivative instruments at September 30, 2018 and December 31, 2017 was as follows:

Asset Derivative Instruments			Liability Derivative Instruments
	September 30,	December 31,		September 30,	December 31,
	2018	2017		2018	2017
Commodity Swaps:
Prepaid Expense	$34,985	$62,369	Other Accrued Liabilities	$26,371	$5,985
Other Assets	153,279	59,281	Other Liabilities	11,648	42,419
Total Asset	$188,264	$121,650	Total Liability	$38,019	$48,404

Basis Only Swaps:
Prepaid Expense	$10,085	$14,965	Other Accrued Liabilities	$26,293	$35,306
Other Assets	29,099	24,223	Other Liabilities	26,952	17,179
Total Asset	$39,184	$39,188	Total Liability	$53,245	$52,485

The effect of derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cash Received (Paid) in Settlement of Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	$6,916	$(312)	$23,540	$(40,428)
Propane	—	—	—	(1,216)
Natural Gas Basis Swaps	(4,091)	17,983	(21,022)	(20,073)
Total Cash Received (Paid) in Settlement of Commodity Derivative Instruments	2,825	17,671	2,518	(61,717)

Unrealized Gain (Loss) on Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	27,749	(18,789)	76,999	214,097
Propane	—	—	—	1,147
Natural Gas Basis Swaps	(12,569)	20,301	(765)	(73,019)
Total Unrealized Gain on Commodity Derivative Instruments	15,180	1,512	76,234	142,225

Gain (Loss) on Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	34,665	(19,101)	100,539	173,669
Propane	—	—	—	(69)
Natural Gas Basis Swaps	(16,660)	38,284	(21,787)	(93,092)
Total Gain on Commodity Derivative Instruments	$18,005	$19,183	$78,752	$80,508

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
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2018			Fair Value Measurements at December 31, 2017
Description	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Gas Derivatives	$—	$136,184	$—	$—	$59,949	$—
Put Option	$—	$—	$—	$—	$(3,500)	$—
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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$42,672	$42,672	$509,167	$509,167
Long-Term Debt	$2,194,003	$2,169,446	$2,204,825	$2,281,282
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

NOTE 15—VARIABLE INTEREST ENTITIES:

The Company determined CNXM, of which the company owns an approximately 34% limited partner interest, to be a variable interest entity. Upon completion of the Midstream Acquisition (see Note 6 - Acquisitions and Dispositions), the Company has the power through the Company's ownership and control of CNXM's general partner (CNX Midstream GP LLC) to direct the activities that most significantly impact CNXM's economic performance. In addition, through its limited partner interest and incentive distribution rights, or IDRs, in CNXM, the Company has the obligation to absorb the losses of CNXM and the right to receive benefits in accordance with such interests. As the Company has a controlling financial interest and is the primary beneficiary of CNXM, the Company consolidates CNXM commencing January 3, 2018.

The risks associated with the operations of CNXM are discussed in its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 7, 2018.

The following table presents amounts included in the Company's Consolidated Balance Sheet that were for the use or obligation of CNXM as of September 30, 2018:

September 30, 2018
Assets:
Cash	$950
Receivables - Related Party	15,053
Receivables - Third Party	7,185
Other Current Assets	2,623
Property, Plant and Equipment, net	848,836
Other Assets	3,404
Total Assets	$878,051
Liabilities:
Accounts Payable	$53,391
Accounts Payable - Related Party	4,427
Revolving Credit Facility	44,000
Long-Term Debt	392,978
Total Liabilities	$494,796

The following table summarizes CNXM's Consolidated Statements of Operations and Cash Flows for the three and nine months ended September 30, 2018, inclusive of affiliate amounts:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2018
Revenue
Gathering Revenue - Related Party	$41,022	$116,328
Gathering Revenue - Third Party	19,946	69,523
Total Revenue	60,968	185,851
Expenses
Operating Expense - Related Party	5,131	14,645
Operating Expense - Third Party	4,870	20,744
General and Administrative Expense - Related Party	3,060	10,292
General and Administrative Expense - Third Party	1,771	6,639
Loss on Asset Sales	—	2,501
Depreciation Expense	5,306	16,605
Interest Expense	7,255	16,863
Total Expense	27,393	88,289
Net Income	$33,575	$97,562

Net Cash Provided by Operating Activities	$35,666	$131,207
Net Cash Used in Investing Activities	$(44,241)	$(79,366)
Net Cash Provided by (Used in) Financing Activities	$8,818	$(54,085)

In March 2018, CNXM closed on its acquisition of CNX's remaining 95% interest in the gathering system and related assets commonly referred to as the Shirley-Penns System, in exchange for cash consideration in the amount of $265,000. CNXM funded the cash consideration with proceeds from the issuance of its 6.5% senior notes due 2026 (See Note 11 - Long-Term Debt).
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

The following transactions were included in Other Operating Income and Transportation, Gathering and Compression within the Consolidated Statements of Income:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2017	September 30, 2017
Other Operating Income:
Equity in Earnings of Affiliates - CNX Gathering	$2,350	$4,500
Equity in Earnings of Affiliates - CNXM	$9,685	$29,469

Transportation, Gathering and Compression:
Gathering Services - CNX Gathering	$217	$702
Gathering Services - CNXM	$32,639	$98,388

At September 30, 2018 and December 31, 2017, CNX had a net payable of $10,473 and $9,982 respectively due to CNX Gathering and CNXM, primarily for accrued but unpaid gathering services.

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
CNX's Midstream Division is the result of CNX's acquisition of Noble's Midstream, LLC's interest in CNX Gathering (See Note 6 - Acquisitions and Dispositions). As part of the acquisition, CNX now has a controlling financial interest and is the primary beneficiary of CNXM, through its approximately 34% ownership of the outstanding limited partner interests (See Note 15 - Variable Interest Entities for more information). The principal activity of the Midstream Division is the ownership, operation, development and acquisition of natural gas gathering and other midstream energy assets, of CNX Gathering and CNXM, which provide natural gas gathering services for the Company's produced gas, as well as for other independent third parties in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia. Excluded from the Midstream Division are the gathering assets and operations of CNX that have not been contributed to CNX Gathering and CNXM. Prior to the acquisition, the Company accounted for its 50% interest in CNX Gathering LLC as an equity method investment.
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

Industry segment results for the three months ended September 30, 2018:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	Midstream	Unallocated	Intercompany Eliminations	Consolidated
Natural Gas, NGLs and Oil Revenue	$207,407	$88,039	$48,471	$795	$344,712	$—	$—	$—	$344,712	(A)
Purchased Gas Revenue	—	—	—	10,560	10,560	—	—	—	10,560
Midstream Revenue	—	—	—	—	—	61,372	—	(41,426)	19,946
Gain (Loss) on Commodity Derivative Instruments	1,796	(151)	605	15,755	18,005	—	—	—	18,005
Other Operating Income	—	—	—	3,969	3,969	—	—	(66)	3,903	(B)
Total Revenue and Other Operating Income	$209,203	$87,888	$49,076	$31,079	$377,246	$61,372	$—	$(41,492)	$397,126
Earnings (Loss) From Continuing Operations Before Income Tax	$64,408	$41,237	$9,642	$(60,856)	$54,431	$31,173	$117,830	$—	$203,434
Segment Assets					$6,256,132	$1,883,134	$82,696	$(12,926)	$8,209,036	(C)
Depreciation, Depletion and Amortization					$111,844	$7,741	$—	$—	$119,585
Capital Expenditures					$253,263	$44,202	$—	$—	$297,465

(A)	Included in Total Natural Gas, NGLs and Oil Revenue are sales of $42,901 to NJR Energy Services Company, which comprises over 10% of sales.

(B)	Includes equity in earnings of unconsolidated affiliates of $1,241 for Total E&P.

(C)	Includes investments in unconsolidated equity affiliates of $19,488 for Total E&P.

Industry segment results for the three months ended September 30, 2017:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	Unallocated	Consolidated
Natural Gas, NGLs and Oil Revenue	$133,792	$43,375	$46,744	$10,531	$234,442	$—	$234,442	(D)
Purchased Gas Revenue	—	—	—	13,384	13,384	—	13,384
Gain on Commodity Derivative Instruments	11,299	2,517	3,093	2,274	19,183	—	19,183
Other Operating Income	—	—	—	20,176	20,176	—	20,176
Total Revenue and Other Operating Income	$145,091	$45,892	$49,837	$46,365	$287,185	$—	$287,185
Earnings (Loss) From Continuing Operations Before Income Tax	$12,124	$7,341	$5,454	$(71,655)	$(46,736)	$35,470	$(11,266)	(E)
Segment Assets					$6,191,981	$2,787,587	$8,979,568	(F)
Depreciation, Depletion and Amortization					$102,012	$—	$102,012
Capital Expenditures					$149,500	$—	$149,500

(D)	Included in Total Natural Gas, NGLs and Oil Revenue are sales of $34,660 to Direct Energy Business Marketing LLC, which comprises over 10% of sales.

(E)	Includes equity in earnings of unconsolidated affiliates of $12,425 for Total E&P.

(F)	Includes investments in unconsolidated equity affiliates of $190,154 for Total E&P.

Industry segment results for the nine months ended September 30, 2018:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	Midstream	Unallocated	Intercompany Eliminations	Consolidated
Natural Gas, NGLs and Oil Revenue	$590,728	$326,119	$152,854	$15,150	$1,084,851	$—	$—	$—	$1,084,851	(A)
Purchased Gas Revenue	—	—		38,546	38,546	—	—	—	38,546
Midstream Revenue	—	—	—	—	—	186,875	—	(117,191)	69,684
Gain on Commodity Derivative Instruments	1,411	746	330	76,265	78,752	—	—	—	78,752
Other Operating Income	—	—	—	23,355	23,355	—	—	(209)	23,146	(B)
Total Revenue and Other Operating Income	$592,139	$326,865	$153,184	$153,316	$1,225,504	$186,875	$—	$(117,400)	$1,294,979
Earnings (Loss) From Continuing Operations Before Income Tax	$155,923	$143,830	$35,164	$(138,551)	$196,366	$94,502	$702,097	$—	$992,965
Segment Assets					$6,256,132	$1,883,134	$82,696	$(12,926)	$8,209,036	(C)
Depreciation, Depletion and Amortization					$338,834	$24,504	$—	$—	$363,338
Capital Expenditures					$708,660	$85,464	$—	$—	$794,124

(A)	Included in Total Natural Gas, NGLs and Oil Revenue are sales of $158,746 to NJR Energy Services Company, which comprises over 10% of sales.

(B)	Includes equity in earnings of unconsolidated affiliates of $4,688 for Total E&P

(C)	Includes investments in unconsolidated equity affiliates of $19,488 for Total E&P.

Industry segment results for the nine months ended September 30, 2017:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	Unallocated	Consolidated
Natural Gas, NGLs and Oil Revenue	$477,391	$136,493	$157,344	$41,283	$812,511	$—	$812,511	(D)
Purchased Gas Revenue	—	—	—	32,678	32,678	—	32,678
(Loss) Gain on Commodity Derivative Instruments	(42,911)	(2,234)	(12,894)	138,547	80,508	—	80,508
Other Operating Income	—	—	—	52,483	52,483	—	52,483
Total Revenue and Other Operating Income	$434,480	$134,259	$144,450	$264,991	$978,180	$—	$978,180
Earnings (Loss) From Continuing Operations Before Income Tax	$58,504	$34,211	$9,026	$(236,953)	$(135,212)	$165,283	$30,071	(E)
Segment Assets					$6,191,981	$2,787,587	$8,979,568	(F)
Depreciation, Depletion and Amortization					$289,329	$—	$289,329
Capital Expenditures					$399,462	$—	$399,462

(D)
Included in Total Natural Gas, NGLs and Oil Revenue are sales of $121,300 to Direct Energy Business Marketing LLC and $110,548 to NJR Energy Services Company, each of which comprises over 10% of sales.

(E)	Includes equity in earnings of unconsolidated affiliates of $34,810 for Total E&P.

(F)	Includes investments in unconsolidated equity affiliates of $190,154 for Total E&P.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Total Segment Revenue from Contracts with External Customers	$375,218	$247,826	$1,193,081	$845,189
Gain on Commodity Derivative Instruments	18,005	19,183	78,752	80,508
Other Operating Income	3,903	20,176	23,146	52,483
Total Consolidated Revenue and Other Operating Income	$397,126	$287,185	$1,294,979	$978,180

Income from Continuing Operations Before Income Tax:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Segment Income (Loss) Before Income Taxes for reportable business segments:
Total E&P	$54,431	$(46,736)	$196,366	$(135,212)
Midstream	31,173	—	94,502	—
Total Segment Income (Loss) Before Income Taxes for reportable business segments	85,604	(46,736)	290,868	(135,212)
Unallocated Expenses:
Other (Expense) Income	(1,105)	(8,254)	4,811	(17,803)
Gain on Certain Asset Sales	134,320	45,743	146,706	184,319
Gain on Previously Held Equity Interest	—	—	623,663	—
Loss on Debt Extinguishment	(15,385)	(2,019)	(54,433)	(1,233)
Impairment of Other Intangible Assets	—	—	(18,650)	—
Income (Loss) From Continuing Operations Before Income Tax	$203,434	$(11,266)	$992,965	$30,071

Total Assets:

	September 30,
	2018	2017
Segment assets for total reportable business segments
E&P	$6,256,132	$6,191,981
Midstream	1,883,134	—
Intercompany Eliminations	(12,926)	—
Items excluded from segment assets:
Cash and Cash Equivalents	42,672	281,148
Recoverable Income Taxes	40,024	101,501
Discontinued Operations	—	2,404,938
Total Consolidated Assets	$8,209,036	$8,979,568

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

As of September 30, 2018 and December 31, 2017, CNX had a receivable from CONSOL Energy of $473 and $12,540, respectively, recorded in Total Current Assets on the Consolidated Balance Sheets. At September 30, 2018, CNX also had recorded obligations to CONSOL Energy of $11,570, of which $5,282 was included in Total Current Liabilities and $6,288 was included in Total Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. At December 31, 2017, CNX had recorded obligations to CONSOL Energy of $15,415, of which $4,500 was included in Total Current Liabilities and $10,915 was included in Total Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. These items relate to reimbursement of the one-time transaction costs as well as other reimbursements per the terms of the Separation and Distribution Agreement.

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

NOTE 18—STOCK REPURCHASE:
In September 2017, CNX's Board of Directors approved a one-year stock repurchase program of up to $200,000. On October 30, 2017, the Board approved an increase to the aggregate amount of the repurchase plan to $450,000. On July 30, 2018, the Board approved the extension of the stock repurchase program through December 31, 2018. On October 26, 2018, the company's Board of Directors approved an additional $300,000 share repurchase authorization, which is not subject to an expiration date. The repurchases may be affected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans. During the nine months ended September 30, 2018, 19,399,032 shares were repurchased and retired at an average price of $15.28 per share for a total cost of $296,734

NOTE 19—GOODWILL AND OTHER INTANGIBLE ASSETS:

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

All goodwill is attributed to the Midstream reportable segment. Changes in the carrying amount of goodwill consist of the following activity:

December 31, 2017	$—
Acquisitions	796,359
September 30, 2018	$796,359

The carrying amount and accumulated amortization of other intangible assets consist of the following:

September 30, 2018
Other Intangible Assets
Customer Relationships	$128,781
Less: Impairment of Other Intangible Assets	(18,650)
Less: Accumulated Amortization for Customer Relationships	(5,293)
Total Other Intangible Assets, net	$104,838

Amortization expense for other intangible assets was $1,638 and $5,293 for the three and nine months ended September 30, 2018 respectively. There was no amortization expense for the three and nine months ended September 30, 2017.

The customer relationships intangible asset category will be amortized on a straight-line basis over approximately 17 years. The estimated future annual amortization expense for the next five fiscal years for other intangible assets recorded at September 30, 2018 is as follows:

	2019	2020	2021	2022	2023
Estimated Annual Amortization Expense	$6,552	$6,552	$6,552	$6,552	$6,552

NOTE 20—RECENT ACCOUNTING PRONOUNCEMENTS:

In August 2018, the FASB issued Update 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This Update removes the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and adds a requirement to disclose an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. For public business entities, the amendments in this Update are effective for fiscal years ending after December 15, 2020, and early adoption is permitted. Entities should apply these amendments retrospectively. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.
In August 2018, the FASB issued Update 2018-13 - Fair Value Measurement (Topic 820), which modifies the disclosure requirements in Topic 820. This Update removes the following disclosure requirements: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The Update also makes the following additions: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This Update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Entities should apply the additions prospectively and all other amendments should be applied retrospectively. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.
In July 2018, the FASB issued Update 2018-09 - Codification Improvements, which affects a wide variety of Topics in the ASC. The amendments in this Update represent changes to clarify, correct errors, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice. The amendments make the ASC easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments in this Update are effective at different times ranging from issuance of this Update to annual periods beginning after December 15, 2018 for public business entities, with varying transition guidance.
In February 2018, the FASB issued Update 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. This Update also requires certain disclosures about stranded tax effects. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the amendments should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.
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

In February 2016, the FASB issued Update 2016-02 - Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Update 2016-02 does retain a distinction between finance leases and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. Retaining this distinction allows the recognition, measurement and presentation of expenses and cash flows arising from a lease to not significantly change from previous GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities, but to recognize lease expense on a straight-line basis over the lease term. For both financing and operating leases, the right-to-use asset and lease liability will be initially measured at the present value of the lease payments in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. However, in July 2018, the FASB issued Update 2018-11 which provides entities with the option to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. CNX has finalized a project plan, performed an initial assessment of all agreements covered under the standard and have begun implementing changes to our information systems and internal controls. CNX is still assessing the impact to the Consolidated Financial Statements as well as planning for adoption and implementation of this standard, which includes applying practical expedients provided in the standards update that allow, among other things, for contracts that commenced prior to the adoption to not be reassessed. We also anticipate to elect a policy not to recognize right of use assets and lease liabilities related to short-term leases.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

During the third quarter of 2018, CNX sold 119.0 Bcfe of natural gas, an increase of 18% from the 101.0 Bcfe sold in the year-earlier quarter, driven primarily from increases in both Marcellus and Utica Shale volumes. Total quarterly production costs decreased to $1.97 per Mcfe, compared to the year-earlier quarter of $2.26 per Mcfe, driven primarily by reductions in transportation, gathering, and compression costs, lease operating expense and depreciation, depletion and amortization (DD&A). Capital expenditures increased in the third quarter to $297 million, compared to $150 million spent in the year-earlier quarter.

As previously announced, during the quarter, CNX closed on an agreement with Ascent Resources-Utica, LLC to sell substantially all of its Ohio Utica joint venture ("JV") assets for net cash proceeds of $381 million, of which CNX received a deposit from the buyer of approximately $40 million in the second quarter. CNX did not have any additional activity associated with the divested assets in its future development plans. The company retained all related production until the closing date on August 31, 2018. The Company deployed the cash proceeds through a combination of debt repayment and continued share repurchases in the quarter.

Marketing Update:
For the third quarter of 2018, CNX's average sales price for natural gas, natural gas liquids (NGLs), oil, and condensate was $2.92 per Mcfe. CNX's average price for natural gas was $2.71 per Mcf for the quarter and, including cash settlements from hedging, was $2.74 per Mcf. The average realized price for all liquids for the third quarter of 2018 was $29.35 per barrel.

CNX's weighted average differential from NYMEX in the third quarter of 2018 was a negative $0.36 per MMBtu. With an improved Henry Hub price coupled with an improved differential, CNX's average sales price for natural gas before hedging increased 6% to $2.71 per Mcf compared with the average sales price of $2.55 per Mcf in the second quarter of 2018. Including the impact of cash settlements from hedging, CNX's average sales price for natural gas was $0.04 per Mcf, or 1%, higher than the second quarter of 2018 and $0.36 per Mcf, or 15%, higher than last year's third quarter.

CNX Guidance:

The midpoint of the 2018 production guidance remains unchanged, but the company narrows the range to 497.5-507.5 Bcfe, compared to the previous guidance of 490-515 Bcfe.

CNX reaffirms net capital expenditure guidance of $900-$950 million.

Total hedged natural gas production in the 2018 fourth quarter is 92.2 Bcf. The annual gas hedge position is shown in the table below:

	2018	2019
Volumes Hedged (Bcf), as of 10/10/18	371.3*	367.3
*Includes actual settlements of 295.9 Bcf.

CNX's hedged gas volumes include a combination of NYMEX financial hedges and physical fixed price sales. In addition, to protect the NYMEX hedge volumes from basis exposure, CNX enters into basis-only financial hedges and physical sales with fixed basis at certain sales points.

Results of Operations - Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
Net Income (Loss) Attributable to CNX Resources Shareholders
CNX reported net income attributable to CNX Resources shareholders of $125 million, or earnings per diluted share of $0.59, for the three months ended September 30, 2018, compared to a net loss of $26 million, or a loss per diluted share of $0.11, for the three months ended September 30, 2017.

	For the Three Months Ended September 30,
(Dollars in thousands)	2018	2017	Variance
Income (Loss) from Continuing Operations	$146,756	$(21,796)	$168,552
Loss from Discontinued Operations, net	—	(4,645)	4,645
Net Income (Loss)	$146,756	$(26,441)	$173,197
Less: Net Income Attributable to Noncontrolling Interest	21,727	—	21,727
Net Income (Loss) Attributable to CNX Resources Shareholders	$125,029	$(26,441)	$151,470

CNX consists of two principal business divisions: Exploration and Production (E&P) and Midstream.

The principal activity of the E&P Division is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P Division's reportable segments are Marcellus Shale, Utica Shale, Coalbed Methane, and Other Gas.

CNX's E&P Division had earnings before income tax from continuing operations of $54 million for the three months ended September 30, 2018, compared to a loss before income tax from continuing operations of $47 million for the three months ended September 30, 2017. Included in the 2018 earnings before income tax was an unrealized gain on commodity derivative instruments of $15 million. Included in the 2017 loss before income tax was an unrealized gain on commodity derivative instruments of $1 million.

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

CNX's Midstream Division, which is the result of CNX's acquisition of NBL Midstream, LLC's interest in CNX Gathering LLC (See Note 6 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information) on January 3, 2018, had earnings before income tax of $31 million for the three months ended September 30, 2018. As a result of the Midstream Acquisition, CNX owns and controls 100% of CNX Gathering, making CNXM a single-sponsor master limited partnership. Prior to the acquisition, CNX accounted for its interests in CNX Gathering and CNXM as an equity-method investment and as such a period-to-period analysis is not meaningful.

The following table presents a breakout of net liquid and natural gas sales information to assist in the understanding of the Company’s natural gas production and sales portfolio.

	For the Three Months Ended September 30,
in thousands (unless noted)	2018	2017	Variance	Percent Change
LIQUIDS
NGLs:
Sales Volume (MMcfe)	9,972	10,308	(336)	(3.3)%
Sales Volume (Mbbls)	1,662	1,718	(56)	(3.3)%
Gross Price ($/Bbl)	$28.08	$19.32	$8.76	45.3%
Gross Revenue	$46,663	$33,220	$13,443	40.5%

Oil:
Sales Volume (MMcfe)	72	90	(18)	(20.0)%
Sales Volume (Mbbls)	12	15	(3)	(20.0)%
Gross Price ($/Bbl)	$63.00	$41.94	$21.06	50.2%
Gross Revenue	$759	$631	$128	20.3%

Condensate:
Sales Volume (MMcfe)	351	625	(274)	(43.8)%
Sales Volume (Mbbls)	58	104	(46)	(44.2)%
Gross Price ($/Bbl)	$58.56	$41.34	$17.22	41.7%
Gross Revenue	$3,426	$4,306	$(880)	(20.4)%

GAS
Sales Volume (MMcf)	108,565	90,004	18,561	20.6%
Sales Price ($/Mcf)	$2.71	$2.18	$0.53	24.3%
Gross Revenue	$293,864	$196,285	$97,579	49.7%

Hedging Impact ($/Mcf)	$0.03	$0.20	$(0.17)	(85.0)%
Gain on Commodity Derivative Instruments - Cash Settlement	$2,825	$17,671	$(14,846)	(84.0)%

Natural gas, NGLs, and oil revenue was $345 million for the three months ended September 30, 2018, compared to $234 million for the three months ended September 30, 2017. The increase was primarily due to 17.8% increase in total sales volumes and the 24.3% increase in average gas sales price per Mcf without the impact of derivative instruments.

Sales volumes, average sales price (including the effects of derivative instruments), and average costs for the E&P Division were as follows:

	For the Three Months Ended September 30,
	2018	2017	Variance	Percent Change
Sales Volumes (Bcfe)	119.0	101.0	18.0	17.8%

Average Sales Price (per Mcfe)	$2.92	$2.50	$0.42	16.8%
Lease Operating Expense	0.14	0.22	(0.08)	(36.4)%
Production, Ad Valorem, and Other Fees	0.06	0.06	—	—%
Transportation, Gathering and Compression	0.84	0.98	(0.14)	(14.3)%
Depreciation, Depletion and Amortization (DD&A)	0.93	1.00	(0.07)	(7.0)%
Average Costs (per Mcfe)	1.97	2.26	(0.29)	(12.8)%
Average Margin	0.95	0.24	0.71	295.8%

The increase in average sales price was primarily the result of the $0.53 per Mcf increase in general natural gas market prices in the Appalachian Basin during the current period and an $0.06 per Mcfe increase in the uplift from NGLs and condensate sales volumes when excluding the impact of hedging. The increases were offset, in part, by a $0.17 per Mcf decrease in the realized gain on commodity derivative instruments related to the Company's hedging program.

Changes in the average costs per Mcfe were primarily related to the following items:

•
Transportation, gathering, and compression expense decreased on a per-unit basis primarily due to the 17.8% increase in sales volumes and the shift towards dry Utica Shale production, which has lower gathering costs and no processing costs.

•
Lease operating expense decreased on a per-unit basis due to the overall increase in sales volumes, primarily Utica, in the 2018 period as well as a decrease in well tending expense due to the sale of our shallow oil and gas properties in the first quarter. See Note 6 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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

SG&A costs were $32 million for the three months ended September 30, 2018, compared to $21 million for the three months ended September 30, 2017. SG&A costs increased primarily due to an increase in short-term incentive compensation expense and the Midstream Acquisition in January 2018. See Note 6 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. Prior to the acquisition, CNX accounted for its interests in CNX Gathering as an equity-method investment.

Certain costs and expenses such as other expense, gain on asset sales related to non-core assets, loss on debt extinguishment and income taxes are unallocated expenses and therefore are excluded from the per unit costs above as well as segment reporting. Below is a summary of these costs and expenses:

Other Expense

	For the Three Months Ended September 30,
(in millions)	2018	2017	Variance	Percent Change
Other Income
Royalty Income	$2	$—	$2	100.0%
Right of Way Sales	1	—	1	100.0%
Interest Income	—	1	(1)	(100.0)%
Other	1	2	(1)	(50.0)%
Total Other Income	$4	$3	$1	33.3%

Other Expense
Professional Services	$1	$7	$(6)	(85.7)%
Bank Fees	3	3	—	—%
Land Rental Expense	1	—	1	100.0%
Corporate Expense	—	1	(1)	(100.0)%
Total Other Expense	$5	$11	$(6)	(54.5)%

Total Other Expense	$1	$8	$(7)	(87.5)%

Gain on Asset Sales
Gain on asset sales of $134 million was recognized in the three months ended September 30, 2018 compared to a gain of $46 million in the three months ended September 30, 2017. During the three months ended September 30, 2018, CNX closed on the sale of substantially all of its Ohio Utica Joint Venture Assets in the wet gas Utica Shale areas of Ohio. The net gain on the sale of $131 million is included in the Gain on Asset Sales on the Consolidated Statements of Income. During the three months ended September 30, 2017, CNX closed on the sale of approximately 22,000 acres of surface land in Colorado and the sale of approximately 7,500 net undeveloped acres of the Marcellus Shale in Allegheny and Westmoreland counties, in Pennsylvania. The net gain on the sale of these assets was $34 million and is included in the Gain on Asset Sales on the Consolidated Statements of Income. The remaining increase in the period-to-period comparison is due to various items that occurred throughout both periods, none of which were individually material. See Note 6 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
Loss on Debt Extinguishment
Loss on debt extinguishment of $15 million was recognized in the three months ended September 30, 2018 compared to a loss of $2 million in the three months ended September 30, 2017. The $13 million increase is due to the $200 million redemption of the 8.00% senior notes due in April 2023 at a call price equal to 106.0% of the principal amount in the three months ended September 30, 2018 compared to the $74 million redemption of the 8.25% senior notes due in April 2020 at a call price equal to 101.375% of the principal amount and the $21 million redemption of the 6.375% senior notes due in March 2021 at a call price equal to 102.125% of the principal amount in the three months ended September 30, 2017. See Note 11 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
Income Taxes
The effective income tax rate for continuing operations was 27.9% for the three months ended September 30, 2018 compared to (93.5)% for the three months ended September 30, 2017. The effective rate for the three months ended September 30, 2018 differs from the U.S. federal statutory rate of 21% primarily due to a benefit from the filing of a federal 10-year net operating loss ("NOL") carryback which resulted in the Company being able to utilize previously valued tax attributes at a tax rate differential of 14%, as well as non-controlling interest. The benefits were offset by increases for both state income taxes and state valuation allowances. The effective rate for the three months ended September 30, 2017 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and equity compensation. The U.S. federal income tax rate was lowered from 35% to 21% as a result of the Tax Cuts and Jobs Act (the "Act") enacted on December 22, 2017.
See Note 8 - Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

	For the Three Months Ended September 30,
(in millions)	2018	2017	Variance	Percent Change
Total Company Earnings (Loss) Before Income Tax	$203	$(11)	$214	1,945.5%
Income Tax Expense	$57	$11	$46	418.2%
Effective Income Tax Rate	27.9%	(93.5)%	121.4%

TOTAL E&P DIVISION ANALYSIS for the three months ended September 30, 2018 compared to the three months ended September 30, 2017:
The E&P division had earnings before income tax of $54 million for the three months ended September 30, 2018 compared to a loss before income tax of $47 million for the three months ended September 30, 2017. Variances by individual E&P segment are discussed below.

	For the Three Months Ended					Difference to Three Months Ended
	September 30, 2018					September 30, 2017
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGLs and Oil Revenue	$207	$88	$48	$2	$345	$73	$45	$1	$(8)	$111
Gain (Loss) on Commodity Derivative Instruments	2	—	1	15	18	(9)	(3)	(2)	13	(1)
Purchased Gas Revenue	—	—	—	11	11	—	—	—	(2)	(2)
Other Operating Income	—	—	—	3	3	—	—	—	(18)	(18)
Total Revenue and Other Operating Income	209	88	49	31	377	64	42	(1)	(15)	90
Lease Operating Expense	7	5	5	(1)	16	(1)	—	(2)	(3)	(6)
Production, Ad Valorem, and Other Fees	3	2	2	—	7	—	1	—	—	1
Transportation, Gathering and Compression	77	12	11	—	100	10	—	(5)	(4)	1
Depreciation, Depletion and Amortization	58	28	21	5	112	3	7	1	(1)	10
Exploration and Production Related Other Costs	—	—	—	3	3	—	—	—	(1)	(1)
Purchased Gas Costs	—	—	—	11	11	—	—	—	(2)	(2)
Other Operating Expense	—	—	—	18	18	—	—	—	(10)	(10)
Selling, General and Administrative Costs	—	—	—	27	27	—	—	—	6	6
Total Operating Costs and Expenses	145	47	39	63	294	12	8	(6)	(15)	(1)
Interest Expense	—	—	—	29	29	—	—	—	(10)	(10)
Total E&P Division Costs	145	47	39	92	323	12	8	(6)	(25)	(11)
Earnings (Loss) Before Income Tax	$64	$41	$10	$(61)	$54	$52	$34	$5	$10	$101

MARCELLUS SEGMENT
The Marcellus segment had earnings before income tax of $64 million for the three months ended September 30, 2018 compared to earnings before income tax of $12 million for the three months ended September 30, 2017.

	For the Three Months Ended September 30,
	2018	2017	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	61.9	52.0	9.9	19.0%
NGLs Sales Volumes (Bcfe)*	8.4	7.9	0.5	6.3%
Condensate Sales Volumes (Bcfe)*	0.3	0.5	(0.2)	(40.0)%
Total Marcellus Sales Volumes (Bcfe)*	70.6	60.4	10.2	16.9%

Average Sales Price - Gas (per Mcf)	$2.66	$2.03	$0.63	31.0%
Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$0.03	$0.22	$(0.19)	(86.4)%
Average Sales Price - NGLs (per Mcfe)*	$4.80	$3.17	$1.63	51.4%
Average Sales Price - Condensate (per Mcfe)*	$9.66	$6.18	$3.48	56.3%

Total Average Marcellus Sales Price (per Mcfe)	$2.96	$2.40	$0.56	23.3%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.10	0.13	(0.03)	(23.1)%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.05	0.04	0.01	25.0%
Average Marcellus Transportation, Gathering and Compression costs (per Mcfe)	1.10	1.10	—	—%
Average Marcellus Depreciation, Depletion and Amortization costs (per Mcfe)	0.80	0.93	(0.13)	(14.0)%
Total Average Marcellus Costs (per Mcfe)	$2.05	$2.20	$(0.15)	(6.8)%
Average Margin for Marcellus (per Mcfe)	$0.91	$0.20	$0.71	355.0%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGLs and oil revenue of $207 million for the three months ended September 30, 2018 compared to $134 million for the three months ended September 30, 2017. The $73 million increase was primarily due to the 16.9% increase in total Marcellus sales volumes as well as the 23.3% increase in total average Marcellus sales price. The increase in sales volumes was primarily due to additional wells being turned in line since the prior period.

The increase in the total average Marcellus sales price was primarily due to the $0.63 per Mcf increase in average gas sales price and a $0.10 per Mcfe increase in the uplift from NGLs and condensate sales volumes when excluding the impact of hedging, partially offset by the $0.19 per Mcfe decrease in the gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 53.9 Bcf of the Company's produced Marcellus gas sales volumes for the three months ended September 30, 2018 at an average gain of $0.03 per Mcf. For the three months ended September 30, 2017, these financial hedges represented approximately 49.5 Bcf at an average gain of $0.23 per Mcf.

Total operating costs and expenses for the Marcellus segment were $145 million for the three months ended September 30, 2018 compared to $133 million for the three months ended September 30, 2017. The increase in total dollars and decrease in unit costs for the Marcellus segment were due to the following items:

•Marcellus lease operating expenses were $7 million for the three months ended September 30, 2018 compared to $8 million for the three months ended September 30, 2017. The decrease in total dollars was primarily due to a decrease in water disposal costs in the current period as more water was able to be reused in completions. The decrease in unit costs was driven by the decrease in total dollars as well as the 16.9% increase in total Marcellus sales volumes.

•Marcellus transportation, gathering and compression costs were $77 million for the three months ended September 30, 2018 compared to $67 million for the three months ended September 30, 2017. The increase in total dollars was primarily related to the annual increase in CNX Midstream gathering fees as well as an increase in utilized firm transportation.

•Depreciation, depletion and amortization costs attributable to the Marcellus segment were $58 million for the three months ended September 30, 2018 compared to $55 million for the three months ended September 30, 2017. These amounts included depletion on a unit of production basis of $0.79 per Mcfe and $0.91 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

UTICA SEGMENT

The Utica segment had earnings before income tax of $41 million for the three months ended September 30, 2018 compared to earnings before income tax of $7 million for the three months ended September 30, 2017.

	For the Three Months Ended September 30,
	2018	2017	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	31.9	17.5	14.4	82.3%
NGLs Sales Volumes (Bcfe)*	1.6	2.4	(0.8)	(33.3)%
Condensate Sales Volumes (Bcfe)*	0.1	0.2	(0.1)	(50.0)%
Total Utica Sales Volumes (Bcfe)*	33.6	20.1	13.5	67.2%

Average Sales Price - Gas (per Mcf)	$2.53	$1.92	$0.61	31.8%
Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$—	$0.14	$(0.14)	(100.0)%
Average Sales Price - NGLs (per Mcfe)*	$4.00	$3.39	$0.61	18.0%
Average Sales Price - Condensate (per Mcfe)*	$10.01	$9.06	$0.95	10.5%

Total Average Utica Sales Price (per Mcfe)	$2.62	$2.28	$0.34	14.9%
Average Utica Lease Operating Expenses (per Mcfe)	0.14	0.23	(0.09)	(39.1)%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.07	0.05	0.02	(40.0)%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.35	0.62	(0.27)	(43.5)%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	0.83	1.01	(0.18)	(17.8)%
Total Average Utica Costs (per Mcfe)	$1.39	$1.91	$(0.52)	(27.2)%
Average Margin for Utica (per Mcfe)	$1.23	$0.37	$0.86	232.4%

*NGLs, Oil and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Utica segment had natural gas, NGLs and oil revenue of $88 million for the three months ended September 30, 2018 compared to $43 million for the three months ended September 30, 2017. The $45 million increase was primarily due to the 67.2% increase in total Utica sales volumes as well as the 14.9% increase in total average Utica sales price. The increase in total Utica sales volumes was primarily due to additional wells being turned in line in 2018.

The increase in the total average Utica sales price was primarily due to the $0.61 per Mcf increase in average gas sales price, partially offset by a $0.14 per Mcf decrease in the realized gain on commodity derivative instruments in the current period. The notional amounts associated with these financial hedges represented approximately 23.1 Bcf of the Company's produced Utica gas sales volumes for the three months ended September 30, 2018 at an average gain of $0.04 per Mcf. For the three months ended September 30, 2017, these financial hedges represented approximately 10.9 Bcf at an average gain of $0.23 per Mcf.

Total operating costs and expenses for the Utica segment were $47 million for the three months ended September 30, 2018 compared to $39 million for the three months ended September 30, 2017. The increase in total dollars and decrease in unit costs for the Utica segment were due to the following items:

•Utica lease operating expense remained consistent at $5 million for each of the three months ended September 30, 2018 and September 30, 2017. The decrease in unit costs was due to the 67.2% increase in total Utica sales volumes.

•Utica production, ad valorem, and other fees were $2 million for the three months ended September 30, 2018 compared to $1 million for the three months ended September 30, 2017. The increase in the period-to-period comparison is due to the increase in the number of wells and production.

•Utica transportation, gathering and compression costs remained consistent at $12 million for each of the three months ended September 30, 2018 and September 30, 2017. The decrease in unit costs was due to the increase in predominantly dry Utica sales volumes that do not require processing.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $28 million for the three months ended September 30, 2018 compared to $21 million for the three months ended September 30, 2017. These amounts included depletion on a unit of production basis of $0.83 per Mcfe and $1.01 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $10 million for the three months ended September 30, 2018 compared to earnings before income tax of $5 million for the three months ended September 30, 2017.

	For the Three Months Ended September 30,
	2018	2017	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	14.7	16.2	(1.5)	(9.3)%

Average Sales Price - Gas (per Mcf)	$3.29	$2.88	$0.41	14.2%
Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$0.04	$0.19	$(0.15)	(78.9)%

Total Average CBM Sales Price (per Mcf)	$3.33	$3.07	$0.26	8.5%
Average CBM Lease Operating Expenses (per Mcf)	0.32	0.41	(0.09)	(22.0)%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.12	0.11	0.01	9.1%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.77	0.98	(0.21)	(21.4)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.47	1.23	0.24	19.5%
Total Average CBM Costs (per Mcf)	$2.68	$2.73	$(0.05)	(1.8)%
Average Margin for CBM (per Mcf)	$0.65	$0.34	$0.31	91.2%

The CBM segment had natural gas revenue of $48 million for the three months ended September 30, 2018 compared to $47 million for the three months ended September 30, 2017. The $1 million increase was primarily due to the 8.5% increase in total average CBM sales price, partially offset by the 9.3% decrease in total CBM sales volumes. The decrease in CBM sales volumes was primarily due to normal well declines, less drilling activity and the sale of certain CBM assets that were sold along with the majority of CNX's shallow oil and gas assets (See Note 6 - Acquisitions and Dispositions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

The total average CBM sales price increased $0.26 per Mcf, due to the $0.41 per Mcf increase in average gas sales price, partially offset by a $0.15 per Mcf decrease in the realized gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 11.7 Bcf of the Company's produced CBM sales volumes for the three months ended September 30, 2018 at an average gain of $0.03 per Mcf. For the three months ended September 30, 2017, these financial hedges represented approximately 14.2 Bcf at an average gain of $0.22 per Mcf.

Total operating costs and expenses for the CBM segment were $39 million for the three months ended September 30, 2018 compared to $45 million for the three months ended September 30, 2017. The decrease in total dollars and decrease in unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $5 million for the three months ended September 30, 2018 compared to $7 million for the three months ended September 30, 2017. The $2 million decrease was primarily due to reductions to contractor services and a decrease in water disposal costs. Unit costs were also positively impacted by the decrease in total dollars, partially offset by the decrease in CBM sales volumes.

•CBM transportation, gathering and compression costs were $11 million for the three months ended September 30, 2018 compared to $16 million for the three months ended September 30, 2017. The $5 million decrease was primarily related to a decrease in utilized firm transportation expense as well a reduction to contractor services. Unit costs were also positively impacted by the decrease in total dollars which was offset, in part, by the decrease in CBM sales volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $21 million for the three months ended September 30, 2018 compared to $20 million for the three months ended September 30, 2017. These amounts included depletion on a unit of production basis of $0.70 per Mcfe and $0.77 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER GAS SEGMENT

The Other Gas segment had a loss before income tax of $61 million for the three months ended September 30, 2018 compared to a loss before income tax of $71 million for the three months ended September 30, 2017.

	For the Three Months Ended September 30,
	2018	2017	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	—	4.2	(4.2)	(100.0)%
Oil Sales Volumes (Bcfe)*	0.1	0.1	—	—%
Total Other Sales Volumes (Bcfe)*	0.1	4.3	(4.2)	(97.7)%

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

Other Gas sales volumes are primarily related to shallow oil and gas production. CNX entered into an agreement to sell substantially all of these assets on March 30, 2018 (See Note 6 - Acquisitions and Dispositions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). Natural gas, NGLs and oil revenue related to the Other Gas segment were $2 million for the three months ended September 30, 2018 compared to $10 million for the three months ended September 30, 2017. The decrease in natural gas, NGLs and oil revenue primarily related to the 97.7% decrease in total Other Gas sales volumes relating to the asset sale. Total exploration and production costs related to these other sales were $4 million for the three months ended September 30, 2018 compared to $12 million for the three months ended September 30, 2017.

The Other Gas segment recognized an unrealized gain on commodity derivative instruments of $15 million for the three months ended September 30, 2018. For the three months ended September 30, 2017, the Company recognized an unrealized gain on commodity derivative instruments of $1 million as well as cash settlements received of $1 million. The unrealized gain on commodity derivative instruments represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas

Purchased gas volumes represent volumes of gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers. Both purchased gas revenues and costs were $11 million and $13 million for the three months ended September 30, 2018 and 2017, respectively. The period-to-period decrease was due to the decrease in purchased gas sales volumes.

	For the Three Months Ended September 30,
	2018	2017	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcfe)	4.1	5.4	(1.3)	(24.1)%
Average Sales Price (per Mcfe)	$2.55	$2.50	$0.05	2.0%
Average Cost (per Mcfe)	$2.56	$2.45	$0.11	4.5%

Other Operating Income

Other operating income was $3 million for the three months ended September 30, 2018 compared to $21 million for the three months ended September 30, 2017. The $18 million decrease was due to the following items:

	For the Three Months Ended September 30,
(in millions)	2018	2017	Variance	Percent Change
Equity in Earnings of Affiliates	$1	$12	$(11)	(91.7)%
Water Income	—	2	(2)	(100.0)%
Gathering Income	2	3	(1)	(33.3)%
Other	—	4	(4)	(100.0)%
Total Other Operating Income	$3	$21	$(18)	(85.7)%

•
Equity in Earnings of Affiliates decreased $11 million primarily due to the consolidation of CNXM in the current year. See Note 6 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•	Water income decreased $2 million due to decreased sales of freshwater to third parties for hydraulic fracturing.

Exploration and Production Related Other Costs

Exploration and production related other costs were $3 million for the three months ended September 30, 2018 compared to $4 million for the three months ended September 30, 2017. The $1 million decrease was due to the following items:

	For the Three Months Ended September 30,
(in millions)	2018	2017	Variance	Percent Change
Lease Expiration Costs	$1	$3	$(2)	(66.7)%
Land Rentals	1	1	—	—%
Other	1	—	1	100.0%
Total Exploration and Production Other Costs	$3	$4	$(1)	(25.0)%

•
Lease Expiration Costs relate to leases where the primary term expired. The $2 million decrease in the three months ended September 30, 2018 was primarily due a decrease in the number of leases that were allowed to expire.

Other Operating Expense

Other operating expense was $18 million for the three months ended September 30, 2018 compared to $28 million for the three months ended September 30, 2017. The $10 million decrease is due to the following items:

	For the Three Months Ended September 30,
	2018	2017	Variance	Percent Change
Consulting and Professional Services	$1	$5	$(4)	(80.0)%
Idle Rig Expense	—	6	(6)	(100.0)%
Insurance Expense	—	1	(1)	(100.0)%
Unutilized Firm Transportation and Processing Fees	11	11	—	—%
Litigation Expense	2	2	—	—%
Other	4	3	1	33.3%
Total Other Operating Expense	$18	$28	$(10)	(35.7)%

•	Consulting and Professional Services decreased $4 million in the period-to-period comparison primarily due to a decrease in legal fees in the current period.

•
Idle Rig Expense relates to the temporary idling of some of the Company's natural gas rigs. The total idle rig expense incurred by the Company decreased $6 million for the current quarter compared to the prior year quarter due to contracts that expired in the current period.

Selling, General and Administrative

SG&A costs represent direct charges for the management and operation of CNX's E&P division. SG&A costs were $27 million for the three months ended September 30, 2018 compared to $21 million for the three months ended September 30, 2017. Refer to the discussion of total company SG&A costs contained in the section "Net Income Attributable to CNX Resources Shareholders" of this Form 10-Q for a detailed cost explanation.

Interest Expense

Interest expense of $29 million was recognized in the three months ended September 30, 2018 compared to $39 million in the three months ended September 30, 2017. The $10 million decrease was primarily due to the reduction of higher cost long-term debt as a result of the $391 million purchase of the outstanding 5.875% senior notes due in April 2022 and the $500 million purchase of the 8% senior notes due in April 2023, offset, in part, by additional borrowings on the CNX credit facility. In the three months ended September 30, 2017, CNX purchased $19 million of its outstanding 5.875% senior notes due in April 2022. See Note 11 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

TOTAL MIDSTREAM DIVISION ANALYSIS for the three months ended September 30, 2018:

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

On January 3, 2018, CNX completed the acquisition of Noble Energy's interest in CNX Gathering LLC (See Note 6 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item I of this Form 10-Q for additional information). CNX Gathering holds all of the interests in CNX Midstream GP, LLC, which holds the general partner interest and incentive distribution rights in CNXM. As a result of this transaction, CNX owns and controls 100% of CNX Gathering, making CNXM a single-sponsor master limited partnership and thus the Company consolidates commencing on January 3, 2018. Prior to the acquisition, CNX accounted for its interests in CNX Gathering and CNXM as an equity-method investment and as such a period-to-period analysis is not meaningful.

For the Three Months Ended
(in millions)	September 30, 2018
Midstream Revenue - Related Party	$41
Midstream Revenue - Third Party	20
Total Revenue	$61

Transportation, Gathering and Compression	$10
Depreciation, Depletion and Amortization	8
Selling, General, and Administrative Costs	5
Total Operating Costs and Expenses	23
Interest Expense	7
Total Midstream Division Costs	30
Earnings Before Income Tax	$31

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

The table below summaries volumes gathered by gas type for the three months ended September 30, 2018.

TOTAL
Dry Gas (BBtu/d) (**)	702
Wet Gas (BBtu/d) (**)	705
Condensate (MMcfe/d)	3
Total Gathered Volumes	1,410
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

Transportation, Gathering and Compression

Transportation, Gathering and Compression costs were $10 million for the three months ended September 30, 2018 and are comprised of items directly related to the cost of gathering natural gas at the wellhead and transporting it to interstate pipelines or other local sales points. These costs include items such as electrical compression, repairs and maintenance, supplies, treating and contract services.

Selling, General and Administrative Expense

SG&A costs are comprised of direct charges for the management and operation of CNXM assets. Refer to the discussion of total Company SG&A costs contained in the section "Net Income Attributable to CNX Resources Shareholders" of this Form 10-Q for a detailed cost explanation.

Depreciation Expense

Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years.

Interest Expense

Interest expense is comprised of interest on the outstanding balance under CNXM's senior notes due 2026 and revolving credit facility. Interest expense was $7 million for the three months ended September 30, 2018.

Results of Operations - Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Net Income Attributable to CNX Resources Shareholders
CNX reported net income attributable to CNX Resources shareholders of $695 million, or earnings per diluted share of $3.18 for the nine months ended September 30, 2018, compared to net income of $104 million, or earnings per diluted share of $0.45, for the nine months ended September 30, 2017.

	For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	Variance
Income from Continuing Operations	$753,696	$9,005	$744,691
Income from Discontinued Operations, net	—	95,099	(95,099)
Net Income	$753,696	$104,104	$649,592
Less: Net Income Attributable to Noncontrolling Interest	59,090	—	59,090
Net Income Attributable to CNX Resources Shareholders	$694,606	$104,104	$590,502

CNX consists of two principal business divisions: Exploration and Production (E&P) and Midstream.

CNX's E&P Division's principal activity is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The
E&P Division's reportable segments are Marcellus Shale, Utica Shale, Coalbed Methane, and Other Gas.

CNX's E&P Division had earnings before income tax from continuing operations of $196 million for the nine months ended September 30, 2018, compared to a loss before income tax from continuing operations of $135 million for the nine months ended September 30, 2017. Included in the 2018 earnings before income tax was an unrealized gain on commodity derivative instruments of $76 million. Included in the 2017 net loss before income tax was $138 million of expense relating to the impairment in carrying value of Knox Energy LLC and Coalfield Pipeline Company (collectively, "Knox Energy") and an unrealized gain on commodity derivative instruments of $142 million. See Note 9 - Property, Plant and Equipment in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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

CNX's Midstream Division, which is the result of the Midstream Acquisition (See Note 6 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information) on January 3, 2018, had earnings before income tax of $95 million for the period from January 3, 2018 through September 30, 2018. As a result of this transaction, CNX owns and controls 100% of CNX Gathering, making CNXM a single-sponsor master limited partnership. Prior to the acquisition, CNX accounted for its interests in CNX Gathering and CNXM as an equity-method investment and as such a period to period analysis is not meaningful. The resulting gain on remeasurement to fair value of the previously held equity interest in the CNX Gathering and CNXM of $624 million has been included in the Gain on Previously Held Equity Interest line of the Consolidated Statements of Income and is part of CNX's unallocated expenses.

The following table presents a breakout of net liquid and natural gas sales information to assist in the understanding of the Company’s natural gas production and sales portfolio.

	For the Nine Months Ended September 30,
in thousands (unless noted)	2018	2017	Variance	Percent Change
LIQUIDS
NGLs:
Sales Volume (MMcfe)	29,445	26,527	2,918	11.0%
Sales Volume (Mbbls)	4,908	4,421	487	11.0%
Gross Price ($/Bbl)	$27.96	$21.30	$6.66	31.3%
Gross Revenue	$137,104	$94,139	$42,965	45.6%

Oil:
Sales Volume (MMcfe)	236	307	(71)	(23.1)%
Sales Volume (Mbbls)	39	51	(12)	(23.5)%
Gross Price ($/Bbl)	$58.98	$45.30	$13.68	30.2%
Gross Revenue	$2,317	$2,321	$(4)	(0.2)%

Condensate:
Sales Volume (MMcfe)	1,670	2,070	(400)	(19.3)%
Sales Volume (Mbbls)	278	345	(67)	(19.4)%
Gross Price ($/Bbl)	$53.64	$36.24	$17.40	48.0%
Gross Revenue	$14,925	$12,495	$2,430	19.4%

GAS
Sales Volume (MMcf)	339,679	259,368	80,311	31.0%
Sales Price ($/Mcf)	$2.74	$2.71	$0.03	1.1%
Gross Revenue	$930,505	$703,556	$226,949	32.3%

Hedging Impact ($/Mcf)	$0.01	$(0.24)	$0.25	104.2%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement	$2,518	$(61,717)	$64,235	104.1%

Natural gas, NGLs, and oil revenue was $1,085 million for the nine months ended September 30, 2018, compared to $813 million for the nine months ended September 30, 2017. The increase was primarily due to 28.7% increase in total sales volumes.

Sales volumes, average sales price (including the effects of derivative instruments), and average costs for the E&P Division were as follows:

	For the Nine Months Ended September 30,
	2018	2017	Variance	Percent Change
Sales Volumes (Bcfe)	371.0	288.3	82.7	28.7%

Average Sales Price (per Mcfe)	$2.93	$2.60	$0.33	12.7%
Lease Operating Expense	0.21	0.22	(0.01)	(4.5)%
Production, Ad Valorem, and Other Fees	0.07	0.07	—	—%
Transportation, Gathering and Compression	0.84	0.97	(0.13)	(13.4)%
Depreciation, Depletion and Amortization (DD&A)	0.90	0.99	(0.09)	(9.1)%
Average Costs (per Mcfe)	2.02	2.25	(0.23)	(10.2)%
Average Margin	$0.91	$0.35	$0.56	160.0%

The increase in average sales price was the result of the $0.25 per Mcf increase in the realized gain (loss) on commodity derivative instruments related to the Company's hedging program and the $0.03 per Mcf increase in general natural gas market prices in the Appalachian basin during the current period and an $0.08 per Mcfe increase in the uplift from NGLs and condensate sales volumes when excluding the impact of hedging.

Changes in the average costs per Mcfe were primarily related to the following items:

•
Transportation, gathering, and compression expense decreased on a per-unit basis primarily due to the 28.7% increase in sales volumes, as well as the shift towards dry Utica Shale production which has lower gathering costs and no processing costs.

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

SG&A costs were $99 million for the nine months ended September 30, 2018, compared to $65 million for the nine months ended September 30, 2017. SG&A costs increased primarily due to an increase in short-term incentive compensation expense and the Midstream Acquisition in January 2018. See Note 6 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. Prior to the acquisition, CNX accounted for its interests in CNX Gathering as an equity-method investment.

Certain costs and expenses such as other (income) expense, gain on asset sales related to non-core assets, gain on previously held equity interest, loss on debt extinguishment, impairment of other intangible assets and income taxes are unallocated expenses and therefore are excluded from the per unit costs above as well as segment reporting. Below is a summary of these costs and expenses:

Other (Income) Expense

	For the Nine Months Ended September 30,
(in millions)	2018	2017	Variance	Percent Change
Other Income
Royalty Income	$12	$6	$6	100.0%
Right of Way Sales	5	1	4	400.0%
Interest Income	—	8	(8)	(100.0)%
Other	5	5	—	—%
Total Other Income	$22	$20	$2	10.0%

Other Expense
Professional Services	$6	$23	$(17)	(73.9)%
Bank Fees	8	9	(1)	(11.1)%
Other Land Rental Expense	3	1	2	200.0%
Other Corporate Expense	—	5	(5)	(100.0)%
Total Other Expense	$17	$38	$(21)	(55.3)%

Total Other (Income) Expense	$(5)	$18	$(23)	(127.8)%

•
Professional services decreased $17 million in the period-to-period comparison due to the 2017 period including transactions fees that related to the spin-off of the coal business (See Note 5 - Discontinued Operations of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q).

Gain on Asset Sales
Gain on asset sales of $149 million were recognized in the nine months ended September 30, 2018 compared to a gain of $184 million in the nine months ended September 30, 2017. During the nine months ended September 30, 2018, CNX closed on the sale of substantially all of its Ohio Utica Joint Venture Assets in the wet gas Utica Shale areas of Ohio and substantially all of its shallow oil and gas assets and certain CBM assets in Pennsylvania and West Virginia. The net gain on the sale of these assets was $136 million and is included in the Gain on Asset Sales line on the Consolidated Statements of Income. During the nine months ended September 30, 2017, CNX closed on the sale of approximately 22,000 acres of surface land in Colorado, the sale of approximately 7,500 net undeveloped acres of the Marcellus Shale in Pennsylvania, the sale of approximately 11,100 net undeveloped acres of the Marcellus and Utica Shale in Pennsylvania, and the sale of approximately 6,300 net undeveloped acres of the Utica-Point Pleasant Shale in Ohio. The net gain on the sale of these assets was $165 million and is included in the Gain on Asset Sales on the Consolidated Statements of Income. The remaining decrease in the period-to-period comparison is due to various items that occurred throughout both periods, none of which were individually material. See Note 6 - Acquisitions and Dispositions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Gain on Previously Held Equity Interest

CNX recognized a gain on previously held equity interest of $624 million in the nine months ended September 30, 2018 due to the Midstream Acquisition in January 2018. No such transactions occurred in the nine months ended September 30, 2017. See Note 6 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Loss on Debt Extinguishment
Loss on debt extinguishment of $54 million was recognized in the nine months ended September 30, 2018 compared to a loss on debt extinguishment of $1 million in the nine months ended September 30, 2017. During the nine months ended September 30, 2018, CNX purchased a portion of its 5.875% Senior notes due in April 2022 at an average price equal to 103.8% of the principal amount and redeemed the 8.00% Senior notes due in April 2023 at a call price equal to 106.0% of the principal amount. In the nine months ended September 30, 2017, CNX purchased of a portion of its 5.875% Senior notes due in April 2022 at an average price equal to 98.7% of the principal amount, redeemed the 8.25% senior notes due in April 2020 at a call price equal to 101.375% of the principal amount, and redeemed the 6.375% senior notes due in March 2021 at a call price equal to 102.125% of the principal amount. See Note 11 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
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

In connection with the AEA with HG Energy transactions (See Note 6 - Acquisition and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information) that occurred during the nine months ended September 30, 2018, CNX determined that the carrying value of the other intangible asset - customer relationship exceeded its fair value, and an impairment of $19 million was included in Impairment of Other Intangible Assets in the Consolidated Statement of Income. No such transactions occurred in the prior period.

Income Taxes

The effective income tax rate for continuing operations was 24.1% for the nine months ended September 30, 2018 compared to 70% for the nine months ended September 30, 2017. The effective rate for the nine months ended September 30, 2018 differs from the U.S. federal statutory rate of 21% primarily due to a benefit from the filing of a federal 10-year NOL carryback which resulted in the Company being able to utilize previously valued tax attributes at a tax rate differential of 14%, as well as non-controlling interest. The benefits were offset by increases for both state income taxes and state valuation allowances. The effective rate for the nine months ended September 30, 2017 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and equity compensation. The U.S. federal income tax rate was lowered from 35% to 21% as a result of the Act enacted on December 22, 2017.

See Note 8 - Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

	For the Nine Months Ended September 30,
(in millions)	2018	2017	Variance	Percent Change
Total Company Earnings Before Income Tax	$993	$30	$963	3,210.0%
Income Tax Expense	$239	$21	$218	1,038.1%
Effective Income Tax Rate	24.1%	70.0%	(45.9)%

TOTAL E&P DIVISION ANALYSIS for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017:
The E&P division had earnings before income tax of $196 million for the nine months ended September 30, 2018 compared to a loss before income tax of $135 million for the nine months ended September 30, 2017. Variances by individual E&P segment are discussed below.

	For the Nine Months Ended					Difference to Nine Months Ended
	September 30, 2018					September 30, 2017
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGLs and Oil Revenue	$591	$326	$153	$15	$1,085	$114	$190	$(4)	$(28)	$272
Gain (Loss) on Commodity Derivative Instruments	1	1	—	77	79	44	3	13	(61)	(1)
Purchased Gas Revenue	—	—	—	39	39	—	—	—	6	6
Other Operating Income	—	—	—	22	22	—	—	—	(30)	(30)
Total Revenue and Other Operating Income	592	327	153	153	1,225	158	193	9	(113)	247
Lease Operating Expense	34	26	17	1	78	11	12	(2)	(7)	14
Production, Ad Valorem, and Other Fees	13	5	5	1	24	4	2	(1)	(1)	4
Transportation, Gathering and Compression	228	44	37	4	313	44	11	(12)	(10)	33
Depreciation, Depletion and Amortization	161	108	59	11	339	2	58	(2)	(8)	50
Impairment of Exploration and Production Properties	—	—	—	—	—	—	—	—	(138)	(138)
Exploration and Production Related Other Costs	—	—	—	9	9	—	—	—	(25)	(25)
Purchased Gas Costs	—	—	—	37	37	—	—	—	5	5
Other Operating Expense	—	—	—	51	51	—	—	—	(19)	(19)
Selling, General and Administrative Costs	—	—	—	82	82	—	—	—	17	17
Total Operating Costs and Expenses	436	183	118	196	933	61	83	(17)	(186)	(59)
Interest Expense	—	—	—	96	96	—	—	—	(25)	(25)
Total E&P Division Costs	436	183	118	292	1,029	61	83	(17)	(211)	(84)
Earnings (Loss) Before Income Tax	$156	$144	$35	$(139)	$196	$97	$110	$26	$98	$331

MARCELLUS SEGMENT
The Marcellus segment had earnings before income tax of $156 million for the nine months ended September 30, 2018 compared to earnings before income tax of $59 million for the nine months ended September 30, 2017.

	For the Nine Months Ended September 30,
	2018	2017	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	176.0	156.1	19.9	12.7%
NGLs Sales Volumes (Bcfe)*	23.9	18.1	5.8	32.0%
Condensate Sales Volumes (Bcfe)*	1.3	1.2	0.1	8.3%
Total Marcellus Sales Volumes (Bcfe)*	201.2	175.4	25.8	14.7%

Average Sales Price - Gas (per Mcf)	$2.66	$2.62	$0.04	1.5%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$0.01	$(0.27)	$0.28	103.7%
Average Sales Price - NGLs (per Mcfe)*	$4.67	$3.35	$1.32	39.4%
Average Sales Price - Condensate (per Mcfe)*	$8.91	$5.87	$3.04	51.8%

Total Average Marcellus Sales Price (per Mcfe)	$2.94	$2.48	$0.46	18.5%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.17	0.13	0.04	30.8%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.06	0.05	0.01	20.0%
Average Marcellus Transportation, Gathering and Compression costs (per Mcfe)	1.13	1.05	0.08	7.6%
Average Marcellus Depreciation, Depletion and Amortization costs (per Mcfe)	0.81	0.92	(0.11)	(12.0)%
Total Average Marcellus Costs (per Mcfe)	$2.17	$2.15	$0.02	0.9%
Average Margin for Marcellus (per Mcfe)	$0.77	$0.33	$0.44	133.3%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGLs and oil revenue of $591 million for the nine months ended September 30, 2018 compared to $477 million for the nine months ended September 30, 2017. The $114 million increase was primarily due to a 14.7% increase in total Marcellus sales volumes as well as a 18.5% increase in total average Marcellus sales price. The increase in sales volumes was primarily due to additional wells being turned in line after the prior period.

The increase in the total average Marcellus sales price was primarily due to a $0.28 per Mcf increase in the realized gain (loss) on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 148.9 Bcf of the Company's produced Marcellus gas sales volumes for the nine months ended September 30, 2018 at a nominal gain. For the nine months ended September 30, 2017, these financial hedges represented approximately 152.2 Bcf at an average loss of $0.28 per Mcf. Also contributing to the increase in the total average Marcellus sales price was a $0.18 per Mcfe increase in the uplift from NGLs and condensate sales volumes when excluding the impact of hedging due to improving market prices and increased volume.

Total operating costs and expenses for the Marcellus segment were $436 million for the nine months ended September 30, 2018 compared to $375 million for the nine months ended September 30, 2017. The increase in total dollars and increase in unit costs for the Marcellus segment were due to the following items:

•Marcellus lease operating expenses were $34 million for the nine months ended September 30, 2018 compared to $23 million for the nine months ended September 30, 2017. The increase in total dollars was primarily due to an increase in water disposal costs in the current period due to more water being sent to disposal instead of being reused in completions. The increase in unit costs was driven by the increase in total dollars, partially offset by the 14.7% increase in total Marcellus sales volumes.

•Marcellus production, ad valorem, and other fees were $13 million for the nine months ended September 30, 2018 compared to $9 million for the nine months ended September 30, 2017. The increase in total dollars was primarily related to the increase in overall Marcellus production as well as a change in production mix by state as new wells are turned in line. The increase in unit costs was driven by the increased total dollars, partially offset by the 14.7% increase in total Marcellus sales volumes.

•Marcellus transportation, gathering and compression costs were $228 million for the nine months ended September 30, 2018 compared to $184 million for the nine months ended September 30, 2017. The increase in total dollars was primarily related to an increase in utilized firm transportation costs and increased processing costs due to a change in production mix which includes a greater proportion of higher cost wet gas. The increase in unit costs was due to the increased total dollars described above, partially offset by the 14.7% increase in total Marcellus sales volumes.

•Depreciation, depletion and amortization costs attributable to the Marcellus segment were $161 million for the nine months ended September 30, 2018 compared to $159 million for the nine months ended September 30, 2017. These amounts included depletion on a unit of production basis of $0.79 per Mcfe and $0.90 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

UTICA SEGMENT

The Utica segment had earnings before income tax of $144 million for the nine months ended September 30, 2018 compared to earnings before income tax of $34 million for the nine months ended September 30, 2017.

	For the Nine Months Ended September 30,
	2018	2017	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	113.7	39.7	74.0	186.4%
NGLs Sales Volumes (Bcfe)*	5.5	8.5	(3.0)	(35.3)%
Oil Sales Volumes (Bcfe)*	0.1	0.1	—	—%
Condensate Sales Volumes (Bcfe)*	0.4	0.9	(0.5)	(55.6)%
Total Utica Sales Volumes (Bcfe)*	119.7	49.2	70.5	143.3%

Average Sales Price - Gas (per Mcf)	$2.61	$2.43	$0.18	7.4%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$0.01	$(0.06)	$0.07	116.7%
Average Sales Price - NGLs (per Mcfe)*	$4.60	$3.96	$0.64	16.2%
Average Sales Price - Oil (per Mcfe)*	$9.06	$7.41	$1.65	22.3%
Average Sales Price - Condensate (per Mcfe)*	$9.03	$6.25	$2.78	44.5%

Total Average Utica Sales Price (per Mcfe)	$2.73	$2.73	$—	—%
Average Utica Lease Operating Expenses (per Mcfe)	0.22	0.28	(0.06)	(21.4)%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.04	0.06	(0.02)	(33.3)%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.37	0.68	(0.31)	(45.6)%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	0.90	1.02	(0.12)	(11.8)%
Total Average Utica Costs (per Mcfe)	$1.53	$2.04	$(0.51)	(25.0)%
Average Margin for Utica (per Mcfe)	$1.20	$0.69	$0.51	73.9%

*NGLs, Oil and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Utica segment had natural gas, NGLs and oil revenue of $326 million for the nine months ended September 30, 2018 compared to $136 million for the nine months ended September 30, 2017. The $190 million increase was primarily due to the 143.3% increase in total Utica sales volumes. The increase in total Utica sales volumes was primarily due to additional wells being turned in line after the prior period.

The total average Utica sales price remained consistent year over year. A $0.22 per Mcfe decrease in the uplift from NGLs and condensate sales volumes when excluding the impact of hedging was offset by a $0.18 per Mcf increase in average gas sales price and a $0.07 per Mcf increase in the realized gain (loss) on commodity derivative instruments in the current period. The notional amounts associated with these financial hedges represented approximately 78.7 Bcf of the Company's produced Utica gas sales volumes for the nine months ended September 30, 2018 at a nominal gain. For the nine months ended September 30, 2017, these financial hedges represented approximately 19.3 Bcf at an average loss of $0.11 per Mcf.

Total operating costs and expenses for the Utica segment were $183 million for the nine months ended September 30, 2018 compared to $100 million for the nine months ended September 30, 2017. The increase in total dollars and decrease in unit costs for the Utica segment were due to the following items:

•Utica lease operating expense was $26 million for the nine months ended September 30, 2018 compared to $14 million for the nine months ended September 30, 2017. The increase in total dollars was primarily due to higher well tending and water disposal costs in the current period associated with the additional sales volumes. The decrease in unit costs was due to the 143.3% increase in total Utica sales volumes.

•Utica production, ad valorem, and other fees were $5 million for the nine months ended September 30, 2018 compared to $3 million for the nine months ended September 30, 2017. The increase in total dollars was primarily due to the overall increase in Utica production as well as a change in production mix by state as new wells are turned in line. The decrease in unit costs is due to the increase in production volumes.

•Utica transportation, gathering and compression costs were $44 million for the nine months ended September 30, 2018 compared to $33 million for the nine months ended September 30, 2017. The $11 million increase in total dollars was primarily related to the increased production in the current period. The decrease in unit costs was due to the increase in total Utica sales volumes, predominantly dry Utica which does not require processing.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $108 million for the nine months ended September 30, 2018 compared to $50 million for the nine months ended September 30, 2017. These amounts included depletion on a unit of production basis of $0.90 per Mcfe and $1.01 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $35 million for the nine months ended September 30, 2018 compared to earnings before income tax of $9 million for the nine months ended September 30, 2017.

	For the Nine Months Ended September 30,
	2018	2017	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	45.4	49.4	(4.0)	(8.1)%

Average Sales Price - Gas (per Mcf)	$3.37	$3.19	$0.18	5.6%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$0.01	$(0.26)	$0.27	103.8%

Total Average CBM Sales Price (per Mcf)	$3.37	$2.93	$0.44	15.0%
Average CBM Lease Operating Expenses (per Mcf)	0.37	0.38	(0.01)	(2.6)%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.12	0.11	0.01	9.1%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.82	0.99	(0.17)	(17.2)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.29	1.27	0.02	1.6%
Total Average CBM Costs (per Mcf)	$2.60	$2.75	$(0.15)	(5.5)%
Average Margin for CBM (per Mcf)	$0.77	$0.18	$0.59	327.8%

The CBM segment had natural gas revenue of $153 million for the nine months ended September 30, 2018 compared to $157 million for the nine months ended September 30, 2017. The $4 million decrease was primarily due to the 8.1% decrease in total CBM sales volumes, partially offset by the 5.6% increase in average gas sales price. The decrease in CBM sales volumes was primarily due to normal well declines, less drilling activity and the sale of certain CBM assets that were sold along with the majority of CNX's shallow oil and gas assets (See Note 6 - Acquisitions and Dispositions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

The total average CBM sales price increased $0.44 per Mcf, due primarily to a $0.27 per Mcf increase in the gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 34.8 Bcf of the Company's produced CBM sales volumes for the nine months ended

September 30, 2018 at a nominal gain. For the nine months ended September 30, 2017, these financial hedges represented approximately 44.8 Bcf at an average loss of $0.28 per Mcf.

Total operating costs and expenses for the CBM segment were $118 million for the nine months ended September 30, 2018 compared to $135 million for the nine months ended September 30, 2017. The decrease in total dollars and decrease in unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $17 million for the nine months ended September 30, 2018 compared to $19 million for the nine months ended September 30, 2017. The $2 million decrease was primarily due to reductions to contractor services and a decrease in repairs and maintenance costs. Unit costs were also positively impacted by the decrease in total dollars offset, in part, by the decrease in CBM sales volumes.

•CBM transportation, gathering and compression costs were $37 million for the nine months ended September 30, 2018 compared to $49 million for the nine months ended September 30, 2017. The $12 million decrease was primarily related to a decrease in utilized firm transportation expense as well as a decrease in contractor services. Unit costs were also positively impacted by the decrease in total dollars offset, in part, by the decrease in CBM sales volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $59 million for the nine months ended September 30, 2018 compared to $61 million for the nine months ended September 30, 2017. These amounts included depletion on a unit of production basis of $0.70 per Mcfe and $0.78 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER GAS SEGMENT

The Other Gas segment had a loss before income tax of $139 million for the nine months ended September 30, 2018 compared to a loss before income tax of $237 million for the nine months ended September 30, 2017.

	For the Nine Months Ended September 30,
	2018	2017	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	4.6	14.1	(9.5)	(67.4)%
Oil Sales Volumes (Bcfe)*	0.1	0.2	(0.1)	(50.0)%
Total Other Sales Volumes (Bcfe)*	4.7	14.3	(9.6)	(67.1)%

Average Sales Price - Gas (per Mcf)	$2.90	$2.83	$0.07	2.5%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$0.01	$(0.26)	$0.27	103.8%
Average Sales Price - Oil (per Mcfe)*	$10.09	$7.64	$2.45	32.1%

Total Average Other Sales Price (per Mcfe)	$3.17	$2.63	$0.54	20.5%
Average Other Lease Operating Expenses (per Mcfe)	0.46	0.62	(0.16)	(25.8)%
Average Other Production, Ad Valorem, and Other Fees (per Mcfe)	0.03	0.14	(0.11)	(78.6)%
Average Other Transportation, Gathering and Compression Costs (per Mcfe)	0.86	0.93	(0.07)	(7.5)%
Average Other Depreciation, Depletion and Amortization Costs (per Mcfe)	1.48	1.03	0.45	43.7%
Total Average Other Costs (per Mcfe)	$2.83	$2.72	$0.11	4.0%
Average Margin for Other (per Mcfe)	$0.34	$(0.09)	$0.43	477.8%

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

Other Gas sales volumes are primarily related to shallow oil and gas production. CNX sold substantially all of these assets on March 30, 2018 (See Note 6 - Acquisitions and Dispositions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). Natural gas, NGLs and oil revenue related to the Other Gas segment were $15 million for the nine months ended September 30, 2018 compared to $43 million for the nine months ended September 30, 2017. The decrease in natural gas, NGLs and oil revenue primarily related to the 67.1% decrease in total Other Gas sales volumes relating to the asset sale. Total exploration and production costs related to these other sales were $17 million for the nine months ended September 30, 2018 compared to $43 million for the nine months ended September 30, 2017.

The Other Gas segment recognized an unrealized gain on commodity derivative instruments of $76 million as well as cash settlements received of $1 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2017, the Company recognized an unrealized gain on commodity derivative instruments of $142 million as well as cash settlements paid of $4 million. The unrealized gain on commodity derivative instruments represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas

Purchased gas volumes represent volumes of gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers. Purchased gas revenues were $39 million for the nine months ended September 30, 2018 compared to $33 million for the nine months ended September 30, 2017. Purchased gas costs were $37 million for the nine months ended September 30, 2018 compared to $32 million for the nine months ended September 30, 2017. The period-to-period increase in purchased gas revenue was due to the increase in purchased gas sales volumes.

	For the Nine Months Ended September 30,
	2018	2017	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcfe)	12.9	11.2	1.7	15.2%
Average Sales Price (per Mcfe)	$2.98	$2.91	$0.07	2.4%
Average Cost (per Mcfe)	$2.89	$2.87	$0.02	0.7%

Other Operating Income

Other operating income was $22 million for the nine months ended September 30, 2018 compared to $52 million for the nine months ended September 30, 2017. The $30 million decrease was due to the following items:

	For the Nine Months Ended September 30,
(in millions)	2018	2017	Variance	Percent Change
Equity in Earnings of Affiliates	$4	$35	$(31)	(88.6)%
Gathering Income	7	8	(1)	(12.5)%
Water Income	11	3	8	266.7%
Other	—	6	(6)	(100.0)%
Total Other Operating Income	$22	$52	$(30)	(57.7)%

•
Equity in Earnings of Affiliates decreased $31 million primarily due to the consolidation of CNXM in the current year. See Note 6 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•	Water income increased $8 million due to increased sales of freshwater to third parties for hydraulic fracturing.

Impairment of Exploration and Production Related Properties

Impairment of exploration and production related properties of $138 million for the nine months ended September 30, 2017 related to an impairment in the carrying value of Knox Energy in the first quarter of 2017. See Note 9 - Property, Plant and Equipment in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. No such impairments occurred in the current period.

Exploration and Production Related Other Costs

Exploration and production related other costs were $9 million for the nine months ended September 30, 2018 compared to $34 million for the nine months ended September 30, 2017. The $25 million decrease was due to the following items:

	For the Nine Months Ended September 30,
(in millions)	2018	2017	Variance	Percent Change
Lease Expiration Costs	$4	$30	$(26)	(86.7)%
Land Rentals	3	3	—	—%
Other	2	1	1	100.0%
Total Exploration and Production Other Costs	$9	$34	$(25)	(73.5)%

•
Lease Expiration Costs relate to leases where the primary term expired. The $26 million decrease in the nine months ended September 30, 2018 was primarily due to leases in both Monroe and Noble County, Ohio that were no longer in the Company's future drilling plans, so they were not renewed in the 2017 period.

Other Operating Expenses

Other operating expenses were $51 million for the nine months ended September 30, 2018 compared to $70 million for the nine months ended September 30, 2017. The $19 million decrease was due to the following items:

	For the Nine Months Ended September 30,
	2018	2017	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$29	$38	$(9)	(23.7)%
Idle Rig Expense	5	16	(11)	(68.8)%
Insurance Expense	2	2	—	—%
Litigation Expense	3	3	—	—%
Severance Expense	1	1	—	—%
Water Expense	5	2	3	150.0%
Other	6	8	(2)	(25.0)%
Total Other Operating Expense	$51	$70	$(19)	(27.1)%

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

•
Idle Rig Expense relates to the temporary idling of some of the Company's natural gas rigs. The total idle rig expense incurred by the Company decreased $11 million in the period-to-period comparison due to contracts that expired in the current period.

Selling, General and Administrative

SG&A costs represent direct charges for the management and operation of CNX's E&P division. SG&A costs were $82 million for the nine months ended September 30, 2018 compared to $65 million for the nine months ended September 30, 2017. Refer to the discussion of total company selling, general and administrative costs contained in the section "Net Income Attributable to CNX Resources Shareholders" of this Form 10-Q for a detailed cost explanation.

Interest Expense

Interest expense of $96 million was recognized in the nine months ended September 30, 2018 compared to $121 million in the nine months ended September 30, 2017. The $25 million decrease was primarily due to reduced high cost long-term debt, resulting from the $391 million purchase of the outstanding 5.875% senior notes due in April 2022 and the $500 million purchase of the outstanding 8% senior notes due in April 2023 in the nine months ended September 30, 2018, offset, in part, by additional borrowings on the CNX credit facility. In the nine months ended September 30, 2017, CNX purchased $119 million of its outstanding 5.875% senior notes due in April 2022. See Note 11 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

TOTAL MIDSTREAM DIVISION ANALYSIS for the period January 3, 2018 through September 30, 2018:

CNX's Midstream Division's principal activity is the ownership, operation, development and acquisition of natural gas gathering and other midstream energy assets of CNX Gathering and CNXM, which provide natural gas gathering services for the Company's produced gas, as well as for other independent third parties in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia. Excluded from the Midstream Division are the gathering assets and operations of CNX that have not been contributed to CNX Gathering and CNXM.

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

(in millions)	For the period January 3, 2018 through September 30, 2018
Midstream Revenue - Related Party	$117
Midstream Revenue - Third Party	70
Total Revenue	$187

Transportation, Gathering and Compression	$36
Depreciation, Depletion and Amortization	24
Selling, General, and Administrative Costs	17
Total Operating Costs and Expenses	77
Gain on Asset Sales	(2)
Interest Expense	17
Total Midstream Division Costs	92
Earnings Before Income Tax	$95

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

The table below summaries volumes gathered by gas type for the period January 3, 2018 through September 30, 2018.

TOTAL
Dry Gas (BBtu/d) (**)	702
Wet Gas (BBtu/d) (**)	690
Condensate (MMcfe/d)	12
Total Gathered Volumes	1,404
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

Transportation, Gathering and Compression

Transportation, Gathering and Compression costs were $36 million for the period January 3, 2018 through September 30, 2018 and are comprised of items directly related to the cost of gathering natural gas at the wellhead and transporting it to interstate pipelines or other local sales points. These costs include items such as electrical compression, repairs and maintenance, supplies, treating and contract services.

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

Gain on Asset Sales

During the period January 3, 2018 through September 30, 2018, CNXM sold property and equipment to an unrelated third party for $6 million in cash proceeds resulting in a gain of $2 million.

Interest Expense

Interest expense is comprised of interest on the outstanding balance under CNXM's senior notes due 2026 and its revolving credit facility. Interest expense was $17 million for the period January 3, 2018 through September 30, 2018.

Liquidity and Capital Resources
CNX generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. On March 8, 2018, CNX amended and restated its senior secured revolving credit facility, which increased lenders' commitments from $1.5 billion to $2.1 billion with an accordion feature that allows the Company to increase the commitments to $3 billion. The initial borrowing base increased from $2.0 billion to $2.5 billion, and the letters of credit aggregate sub-limit remained unchanged at $650 million. Effective August 20,2018, as part of the semi-annual redetermination, the borrowing base was reduced to $2.1 billion primarily based on the sale of substantially all of CNX's Ohio Utica Joint Venture Assets and shallow oil and gas assets (See Note 6 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). There was no change to the commitments amount. The credit facility matures on March 8, 2023, provided that if the aggregate principal amount of our existing 5.875% Senior Notes due 2022 and certain other publicly traded debt securities outstanding 91 days prior to the earliest maturity of such debt (such date, the "Springing Maturity Date") is greater than $500 million, then the credit facility will mature on the Springing Maturity Date.
The facility is secured by substantially all of the assets of CNX and certain of its subsidiaries, excluding CNXM. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Availability under the facility is limited to a borrowing base, which is determined by the lenders' syndication agent and approved by the required number of lenders in good faith by calculating a value of CNX's proved natural gas reserves.
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

The facility also requires that CNX maintain a maximum net leverage ratio of no greater than 4.00 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding short-term borrowings under the revolver, measured quarterly. The calculation of all of the ratios exclude CNXM. CNX was in compliance of all financial covenants as of September 30, 2018.

At September 30, 2018, the facility had $439 million of borrowings outstanding and $251 million of letters of credit outstanding, leaving $1,410 million of unused capacity. From time to time, CNX is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CNX sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
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
In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX has also entered into various natural gas and NGL swap and option transactions, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net asset of $136 million at September 30, 2018 and a net asset of $60 million at December 31, 2017. The Company has not experienced any issues of non-performance by derivative counterparties.

CNX frequently evaluates potential acquisitions. CNX has funded acquisitions with cash generated from operations and a variety of other sources, depending on the size of the transaction, including debt and equity financing. There can be no assurance that additional capital resources, including debt and equity financing, will be available to CNX on terms which CNX finds acceptable, or at all.

Cash Flows (in millions)

	For the Nine Months Ended September 30,
	2018	2017	Change
Cash Provided by Operating Activities	$690	$482	$208
Cash (Used) Provided by in Investing Activities	$(585)	$12	$(597)
Cash Used in Financing Activities	$(572)	$(259)	$(313)

Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:

•	Net income increased $650 million in the period-to-period comparison.

•
Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $624 million gain on previously held equity interest, a $238 million change in deferred income taxes, a $138 million decrease in impairment of exploration and production properties, a $111 million change in discontinued operations (See Note 5 - Discontinued Operations in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information), a $66 million net change in commodity derivative instruments, a $53 million increase in the loss (gain) on debt extinguishment, and a $35 million change in the gain on sale of assets.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:

•
Capital expenditures increased $395 million in the period-to-period comparison primarily due to increased expenditures in both the Marcellus and Utica Shale plays resulting from increased drilling and completions activity. Also contributing to the increase is CNXM's capital expenditures which were not included in 2017 due to the consolidation that occurred in 2018. See Note 6 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
In January 2018, CNX acquired Noble Energy's interest in CNX Gathering for a net payment of $299 million. See Note 6 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
Proceeds from the sale of assets increased $92 million primarily due to the 2018 sale of substantially all of the Ohio Utica Joint Venture Assets in the wet gas Utica Shale areas of Belmont, Guernsey, Harrison, and Noble counties along with the 2018 sale of our shallow oil and gas and CBM assets in Pennsylvania and West Virginia. This was partially offset by the 2017 sales of approximately 32,900 net undeveloped acres in Ohio, Pennsylvania, and West Virginia.

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:

•
In the nine months ended September 30, 2018, CNX paid $935 million to repurchase all of the remaining 2023 bonds and $391 million of the 2022 bonds. CNXM also received proceeds of $394 million from long-term borrowings. In the nine months ended September 30, 2017, CNX paid $214 million to repurchase $119 million of the 2022 bonds and the remaining 2020 bonds. See Note 11 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•	In the nine months ended September 30, 2018, CNX repurchased $294 million of its common stock on the open market. No repurchases were made in the nine months ended September 30, 2017.

•	In the nine months ended September 30, 2018, there were $439 million of borrowings on the CNX credit facility.

•	In the nine months ended September 30, 2018, there were $106 million of net payments on the CNXM credit facility.

•	In the nine months ended September 30, 2018, there were $41 million in distributions to CNXM unitholders.

•	In the nine months ended September 30, 2018, there were $20 million in debt issuance and financing fees. These fees were nominal in the nine months ended September 30, 2017.

•
Financing activities of discontinued operations changed $33 million. See Note 5 - Discontinued Operations in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information.

The following is a summary of the Company's significant contractual obligations at September 30, 2018 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$66,450	$109,846	$27,468	$—	$203,764
Gas Firm Transportation and Processing	196,618	405,405	370,353	1,080,415	2,052,791
Long-Term Debt	—	—	1,799,565	394,438	2,194,003
Interest on Long-Term Debt	121,254	242,508	157,987	65,000	586,749
Capital (Finance) Lease Obligations	6,958	13,919	1,163	—	22,040
Interest on Capital (Finance) Lease Obligations	1,372	1,255	8	—	2,635
Operating Lease Obligations	13,643	17,693	10,748	37,676	79,760
Long-Term Liabilities—Employee Related (a)	1,872	3,985	4,394	25,591	35,842
Other Long-Term Liabilities (b)	199,352	26,685	1,600	12,813	240,450
Total Contractual Obligations (c)	$607,519	$821,296	$2,373,286	$1,615,933	$5,418,034
 _________________________

(a)	Employee related long-term liabilities include salaried retirement contributions and work-related injuries and illnesses.

(b)	Other long-term liabilities include royalties and other long-term liability costs.

(c)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt
At September 30, 2018, CNX had total long-term debt and capital lease obligations of $2,216 million outstanding, including the current portion of long-term debt of $7 million. This long-term debt consisted of:

•
An aggregate principal amount of $1,314 million of 5.875% Senior Notes due in April 2022 plus $2 million of unamortized bond premium. Interest on the notes is payable April 15 and October 15 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries.

•	An aggregate principal amount of $439 million in outstanding borrowings under the CNX revolver.

•
An aggregate principal amount of $400 million of 6.50% Senior Notes due in March 2026 issued by CNXM, less $5 million of unamortized bond discount. Interest on the notes is payable March 15 and September 15 of each year. Payment of the principal and interest on the notes is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of these notes.

•	An aggregate principal amount of $44 million in outstanding borrowings under the CNXM revolver. CNX is not a guarantor of CNXM's revolving credit facility.

•	An aggregate principal amount of $22 million of capital leases with a weighted average interest rate of 7.15% per annum.

Total Equity and Dividends
CNX had total equity of $5,049 million at September 30, 2018 compared to $3,900 million at December 31, 2017. See the Consolidated Statement of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX's Board of Directors determines whether dividends will be paid quarterly. CNX suspended its quarterly dividend in March 2016 to further reflect the Company's increased emphasis on growth. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as the Board of Directors deems relevant. The Company's credit facility limits CNX's ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's leverage ratio exceeds 3.50 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facility. The total leverage ratio was 2.29 to 1.00 at September 30, 2018. The credit facility does not permit dividend payments in the event of default. The indentures to the 2022 notes limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the nine months ended September 30, 2018.

On October 18, 2018 the Board of Directors of CNX Midstream GP LLC, the general partner of CNX Midstream Partners LP, announced the declaration of a cash distribution of $0.3479 per unit with respect to the third quarter of 2018. The distribution will be made on November 13, 2018 to unitholders of record as of the close of business on November 5, 2018. The distribution, which equates to an annual rate of $1.3916 per unit, represents an increase of 3.5% over the prior quarter, and an increase of 15% over the distribution paid with respect to the third quarter of 2017.

Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at September 30, 2018. Management believes these items will expire without being funded. See Note 12 - Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.
Critical Accounting Policies

The Company’s significant accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 7, 2018. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to the Company’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (See Note 20 - Recent Accounting Pronouncements in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). The application of the Company’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

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

•	decreases in the availability of, or increases in the price of, required personnel, services, equipment, parts and raw materials to support our operations;

•	if natural gas prices remain depressed or drilling efforts are unsuccessful, we may be required to record write-downs of our proved natural gas properties;

•	a loss of our competitive position because of the competitive nature of the natural gas industry or overcapacity in this industry impairing our profitability;

•	deterioration in the economic conditions in any of the industries in which our customers operate, a domestic or worldwide financial downturn, or negative credit market conditions;

•	hedging activities may prevent us from benefiting from price increases and may expose us to other risks;

•	our inability to collect payments from customers if their creditworthiness declines or if they fail to honor their contracts;

•	existing and future government laws, regulations and other legal requirements that govern our business may increase our costs of doing business and may restrict our operations;

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

•	the separation of CONSOL Energy could result in substantial tax liability;

•	with respect to the sale of the Ohio JV Utica assets, disruption of our business, and the impact of the transaction on our future operating and financial results; and

•	other factors discussed in the Company's 2017 Annual Report on Form 10-K under “Risk Factors,” as updated by any subsequent Forms 10-Q, which are on file at the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

For a summary of accounting policies related to derivative instruments, see Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of CNX's 2017 Annual Report on Form 10-K.

At September 30, 2018 and December 31, 2017, our open derivative instruments were in a net asset position with a fair value of $136 million and $60 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at September 30, 2018 and December 31, 2017. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $315 million and $323 million at September 30, 2018 and December 31, 2017, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $339 million and $321 million at September 30, 2018 and December 31, 2017, respectively.
The Company’s interest expense is sensitive to changes in the general level of interest rates in the United States. At September 30, 2018 and December 31, 2017, CNX had $1,724 million and $2,214 million, respectively, aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $10 million and $18 million, respectively. At September 30, 2018, CNX had $483 million of debt outstanding under variable-rate instruments, and had no debt outstanding under variable-rate instruments at December 31, 2017. CNX’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were $439 million of borrowings at September 30, 2018 and no borrowings at December 31, 2017, and CNXM's revolving credit facility, under which there were $44 million of borrowings at September 30, 2018. A hypothetical 100 basis-point increase in the average rate for CNX's and CNXM's revolving credit facilities would decrease pre-tax future earnings by $4.8 million at September 30, 2018. There would be no impact on pre-tax future earnings at December 31, 2017.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of October 10, 2018, our hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2018 Fixed Price Volumes
Hedged Bcf	N/A	N/A	N/A	95.3	95.3
Weighted Average Hedge Price per Mcf	N/A	N/A	N/A	$2.85	$2.85
2019 Fixed Price Volumes
Hedged Bcf	84.7	96.2	97.2	94.5	367.3*
Weighted Average Hedge Price per Mcf	$2.72	$2.67	$2.67	$2.71	$2.69
2020 Fixed Price Volumes
Hedged Bcf	79.4	75.5	76.3	76.3	303.6*
Weighted Average Hedge Price per Mcf	$2.68	$2.61	$2.61	$2.60	$2.62
2021 Fixed Price Volumes
Hedged Bcf	52.4	52.9	53.5	53.5	212.3
Weighted Average Hedge Price per Mcf	$2.55	$2.55	$2.55	$2.55	$2.55
2022 Fixed Price Volumes
Hedged Bcf	47.5	48.0	48.5	48.6	192.6
Weighted Average Hedge Price per Mcf	$2.55	$2.55	$2.55	$2.55	$2.55
2023 Fixed Price Volumes
Hedged Bcf	17.7	17.9	18.1	18.1	71.8
Weighted Average Hedge Price per Mcf	$2.55	$2.55	$2.55	$2.55	$2.55
*Quarterly volumes do not add to annual volumes in as much as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2018 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
The first paragraph of Note 12—Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 1A.     RISK FACTORS
Information regarding risk factors is discussed in Item 1A, "Risk Factors" of the Company's Annual Report on Form10-K for the year ended December 31, 2017 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, cash flows, or results of operations. With the exception of the update below, there have been no material changes from the risk factors previously disclosed by the Company.

If natural gas prices remain depressed or drilling efforts are unsuccessful, we may be required to record write-downs of our proved natural gas properties. Additionally, changes in assumptions impacting management’s estimates of future financial results as well as other assumptions such as movement in the Company's stock price, weighted-average cost of capital, terminal growth rates and industry multiples, could cause goodwill and other intangible assets we hold to become impaired and result in material non-cash charges.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the three months ended September 30, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
July 1, 2018- July 31, 2018	1,080,600	$16.87	12,166,682	$160,195
August 1, 2018- August 31, 2018	3,349,800	$15.69	15,516,482	$107,649
September 1, 2018- September 30, 2018	3,882,550	$14.70	19,399,032	$50,572
Total	8,312,950	$15.38
(1) Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(2) Shares repurchased as part of the company’s previously announced one-year $450 million share repurchase program authorized by the Board of Directors in September 2017, as amended on October 30, 2017 and extended on July 30, 2018. On October 26, 2018, the company's Board of Directors approved an additional $300 million share repurchase authorization, which is not subject to an expiration date.

ITEM 6.	EXHIBITS

10.1	*
Purchase and Sale Agreement, dated June 28, 2018, by and between CNX Gas Company LLC and Ascent Resources - Utica, LLC, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901), filed on August 31, 2018.

10.2
First Amendment to Purchase and Sale Agreement, dated August 29, 2018, by and between CNX Gas Company LLC and Ascent Resources - Utica, LLC, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901), filed on August 31, 2018.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2018 furnished in XBRL).
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

Dated: October 30, 2018

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