Form 10-Q
period 2019-03-31
CNX Resources Corp
filed 2019-04-30
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of April 15, 2019
Common stock, $0.01 par value	195,467,633

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

PART I : FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended
(Unaudited)	March 31,
Revenues and Other Operating Income:	2019	2018
Natural Gas, NGLs and Oil Revenue	$435,946	$405,623
(Loss) Gain on Commodity Derivative Instruments	(195,376)	35,087
Purchased Gas Revenue	16,221	18,055
Midstream Revenue	18,443	26,254
Other Operating Income	3,197	10,710
Total Revenue and Other Operating Income	278,431	495,729
Costs and Expenses:
Operating Expense
Lease Operating Expense	18,627	36,810
Transportation, Gathering and Compression	79,409	86,261
Production, Ad Valorem, and Other Fees	6,946	9,233
Depreciation, Depletion and Amortization	125,161	124,667
Exploration and Production Related Other Costs	3,258	2,380
Purchased Gas Costs	16,214	17,054
Selling, General, and Administrative Costs	35,738	31,349
Other Operating Expense	23,474	16,047
Total Operating Expense	308,827	323,801
Other Expense (Income)
Other Income	(579)	(6,493)
Loss (Gain) on Asset Sales and Abandonments	3,085	(11,342)
Gain on Previously Held Equity Interest	—	(623,663)
Loss on Debt Extinguishment	7,537	15,635
Interest Expense	35,771	38,551
Total Other Expense (Income)	45,814	(587,312)
Total Costs and Expenses	354,641	(263,511)
(Loss) Earnings Before Income Tax	(76,210)	759,240
Income Tax (Benefit) Expense	(11,559)	213,694
Net (Loss) Income	(64,651)	545,546
Less: Net Income Attributable to Noncontrolling Interest	22,686	17,983
Net (Loss) Income Attributable to CNX Resources Shareholders	$(87,337)	$527,563

(Loss) Earnings per Share
Basic	$(0.44)	$2.38
Diluted	$(0.44)	$2.35

Dividends Declared	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(Dollars in thousands)	March 31,
(Unaudited)	2019	2018
Net (Loss) Income	$(64,651)	$545,546
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($15), ($94))	44	170

Comprehensive (Loss) Income	(64,607)	545,716

Less: Comprehensive Income Attributable to Noncontrolling Interest	22,686	17,983

Comprehensive (Loss) Income Attributable to CNX Resources Shareholders	$(87,293)	$527,733

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$23,972	$17,198
Accounts and Notes Receivable:
Trade	157,908	252,424
Other Receivables	10,276	11,077
Supplies Inventories	16,642	9,715
Recoverable Income Taxes	113,592	149,481
Prepaid Expenses	42,576	61,791
Total Current Assets	364,966	501,686
Property, Plant and Equipment:
Property, Plant and Equipment	9,835,181	9,567,428
Less—Accumulated Depreciation, Depletion and Amortization	2,741,661	2,624,984
Total Property, Plant and Equipment—Net	7,093,520	6,942,444
Other Assets:
Operating Lease Right-of-Use Assets	243,916	—
Investment in Affiliates	17,860	18,663
Goodwill	796,359	796,359
Other Intangible Assets	101,562	103,200
Other	159,178	229,818
Total Other Assets	1,318,875	1,148,040
TOTAL ASSETS	$8,777,361	$8,592,170

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	March 31, 2019	December 31, 2018
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$230,371	$229,806
Current Portion of Finance Lease Obligations	7,182	6,997
Current Portion of Operating Lease Obligations	70,345	—
Other Accrued Liabilities	280,597	286,172
Total Current Liabilities	588,495	522,975
Non-Current Liabilities:
Long-Term Debt	2,430,494	2,378,205
Finance Lease Obligations	12,270	13,299
Deferred Income Taxes	387,137	398,682
Operating Lease Obligations	150,739	—
Asset Retirement Obligations	33,303	37,479
Other	200,114	159,787
Total Non-Current Liabilities	3,214,057	2,987,452
TOTAL LIABILITIES	3,802,552	3,510,427
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 196,052,504 Issued and Outstanding at March 31, 2019; 198,663,342 Issued and Outstanding at December 31, 2018	1,964	1,990
Capital in Excess of Par Value	2,249,511	2,264,063
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	1,971,898	2,071,809
Accumulated Other Comprehensive Loss	(7,860)	(7,904)
Total CNX Resources Stockholders’ Equity	4,215,513	4,329,958
Noncontrolling Interest	759,296	751,785
TOTAL STOCKHOLDERS' EQUITY	4,974,809	5,081,743
TOTAL LIABILITIES AND EQUITY	$8,777,361	$8,592,170

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended
(Unaudited)	March 31,
Dollars in Thousands	2019	2018
Total Stockholders’ Equity, Beginning Balance	$5,081,743	$3,899,899

Common Stock and Capital in Excess of Par Value:
Beginning Balance	2,266,053	2,452,564
Issuance of Common Stock	99	1,056
Purchase and Retirement of Common Stock	(24,968)	(46,286)
Amortization of Stock-Based Compensation Awards	10,291	4,331
Ending Balance	2,251,475	2,411,665

Retained Earnings:
Beginning Balance	2,071,809	1,455,811
Net (Loss) Income	(87,337)	527,563
Purchase and Retirement of Common Stock	(8,529)	(37,677)
Shares Withheld for Taxes	(4,045)	(4,815)
Ending Balance	1,971,898	1,940,882

Accumulated Other Comprehensive Loss:
Beginning Balance	(7,904)	(8,476)
Other Comprehensive Income	44	170
Ending Balance	(7,860)	(8,306)

Total CNX Resources Corporation Stockholders' Equity	4,215,513	4,344,241

Non-Controlling Interest:
Beginning Balance	751,785	—
Net Income	22,686	17,983
Shares Withheld for Taxes	(664)	(347)
Amortization of Stock-Based Compensation Awards	612	579
Distributions to CNXM Noncontrolling Interest Holders	(15,123)	(13,127)
Acquisition of CNX Gathering, LLC	—	718,577
Ending Balance	759,296	723,665

Total Stockholders' Equity, Ending Balance	$4,974,809	$5,067,906

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended
Dollars in Thousands	March 31,
Cash Flows from Operating Activities:	2019	2018
Net (Loss) Income	$(64,651)	$545,546
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	125,161	124,667
Amortization of Deferred Financing Costs	1,707	3,043
Stock-Based Compensation	10,903	4,910
Loss (Gain) on Asset Sales and Abandonments	3,085	(11,342)
Gain on Previously Held Equity Interest	—	(623,663)
Loss on Debt Extinguishment	7,537	15,635
Loss (Gain) on Commodity Derivative Instruments	195,376	(35,087)
Net Cash Paid in Settlement of Commodity Derivative Instruments	(41,382)	(16,991)
Deferred Income Taxes	(11,559)	213,694
Equity in Earnings of Affiliates	(503)	(1,778)
Return on Equity Investment	1,306	—
Changes in Operating Assets:
Accounts and Notes Receivable	94,480	14,505
Recoverable Income Taxes	35,888	11,345
Supplies Inventories	(6,927)	66
Prepaid Expenses	3,961	(1,055)
Changes in Operating Liabilities:
Accounts Payable	(5,962)	2,152
Accrued Interest	2,180	24,905
Other Operating Liabilities	(34,434)	(5,251)
Changes in Other Liabilities	(7,508)	(5,500)
Other	(6)	(461)
Net Cash Provided by Operating Activities	308,652	259,340
Cash Flows from Investing Activities:
Capital Expenditures	(299,138)	(232,485)
CNX Gathering LLC Acquisition, Net of Cash Acquired	—	(299,272)
Proceeds from Asset Sales	5,806	101,763
Net Distributions from Equity Affiliates	—	3,650
Net Cash Used in Investing Activities	(293,332)	(426,344)
Cash Flows from Financing Activities:
Payments on Miscellaneous Borrowings	(1,747)	(2,042)
Payments on Long-Term Notes	(405,876)	(405,419)
Net Proceeds from (Payments on) CNXM Revolving Credit Facility	52,650	(129,500)
Payments on CNX Revolving Credit Facility	(98,000)	—
Proceeds from Issuance of CNX Senior Notes	500,000	—
Proceeds from Issuance of CNXM Senior Notes	—	394,000
Distributions to CNXM Noncontrolling Interest Holders	(15,123)	(13,127)
Proceeds from Issuance of Common Stock	99	1,056
Shares Withheld for Taxes	(4,709)	(5,162)
Purchases of Common Stock	(32,498)	(80,879)
Debt Repurchase and Financing Fees	(3,342)	(18,600)
Net Cash Used in Financing Activities	(8,546)	(259,673)
Net Increase (Decrease) in Cash and Cash Equivalents	6,774	(426,677)
Cash and Cash Equivalents at Beginning of Period	17,198	509,167
Cash and Cash Equivalents at End of Period	$23,972	$82,490

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheet at December 31, 2018 has been derived from the Audited Consolidated Financial Statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2018 included in CNX Resources Corporation's ("CNX," "CNX Resources," the "Company," "we," "us," or "our") Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on February 7, 2019.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

The Consolidated Balance Sheet at March 31, 2019 reflects the full consolidation of CNX Gathering LLC's assets and liabilities as a result of the acquisition by CNX Gas Company LLC ("CNX Gas") an indirect wholly owned subsidiary of CNX, of NBL Midstream, LLC's ("Noble") 50% interest in CNX Gathering LLC on January 3, 2018 (See Note 5 - Acquisitions and Dispositions for more information).

NOTE 2—EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income attributable to CNX shareholders by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from stock options, performance stock options, restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and performance share options were exercised, that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. CNX Midstream Partners LP's ("CNXM") dilutive units did not have a material impact on the Company's earnings per share calculations for the three months ended March 31, 2019 or the period from January 3, 2018 through March 31, 2018.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be antidilutive:

	For the Three Months Ended March 31,
	2019	2018
Anti-dilutive Options	4,756,292	2,293,506
Anti-dilutive Restricted Stock Units	1,708,610	11,480
Anti-dilutive Performance Share Units	540,400	312,296
Anti-dilutive Performance Stock Options	927,268	927,268
	7,932,570	3,544,550

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended March 31,
	2019	2018
Options	13,748	153,718
Restricted Stock Units	457,969	171,137
Performance Share Units	342,882	357,596
	814,599	682,451

The computations for basic and diluted earnings per share are as follows:

	For the Three Months Ended March 31,
	2019	2018
Net (Loss) Income	$(64,651)	$545,546
Less: Net Income Attributable to Non-Controlling Interest	22,686	17,983
Net (Loss) Income Attributable to CNX Resources Shareholders	$(87,337)	$527,563

Weighted-average shares of common stock outstanding	197,475,702	221,930,165
Effect of diluted shares*	—	2,252,371
Weighted-average diluted shares of common stock outstanding	197,475,702	224,182,536

(Loss) Earnings per Share:
Basic	$(0.44)	$2.38
Diluted	$(0.44)	$2.35
*During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is antidilutive.

NOTE 3—CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

Changes in Accumulated Other Comprehensive Loss related to pension obligations, net of tax, were as follows:

Amount
Balance at December 31, 2018	$(7,904)
Amounts Reclassified from Accumulated Other Comprehensive Loss, net of tax	44
Balance at March 31, 2019	$(7,860)

The following table shows the reclassification of adjustments out of Accumulated Other Comprehensive Loss:

	For the Three Months Ended March 31,
	2019	2018
Actuarially Determined Long-Term Liability Adjustments
Amortization of Prior Service Costs	$(4)	$(90)
Recognized Net Actuarial Loss	63	354
Total	59	264
Less: Tax Benefit	15	94
Net of Tax	$44	$170

NOTE 4—REVENUE FROM CONTRACTS WITH CUSTOMERS:

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company has elected to exclude all taxes from the measurement of transaction price.

For natural gas, NGLs and oil, and purchased gas revenue, the Company generally considers the delivery of each unit (MMBtu or Bbl) to be a separate performance obligation that is satisfied upon delivery. Payment terms for these contracts typically require payment within 25 days of the end of the calendar month in which the hydrocarbons are delivered. A significant number of these contracts contain variable consideration because the payment terms refer to market prices at future delivery dates. In these situations, the Company has not identified a standalone selling price because the terms of the variable payments relate specifically to the Company’s efforts to satisfy the performance obligations. A portion of the contracts contain fixed consideration (i.e. fixed price contracts or contracts with a fixed differential to NYMEX or index prices). The fixed consideration is allocated to each performance obligation on a relative standalone selling price basis, which requires judgment from management. For these contracts, the Company generally concludes that the fixed price or fixed differentials in the contracts are representative of the standalone selling price. Revenue associated with natural gas, NGLs and oil as presented on the accompanying Consolidated Statements of Income represent the Company’s share of revenues net of royalties and excluding revenue interests owned by others. When selling natural gas, NGLs and oil on behalf of royalty owners or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis.

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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended March 31,
	2019	2018
Revenue from Contracts with Customers
Natural Gas Revenue	$403,687	$347,348
NGLs Revenue	29,766	50,884
Condensate Revenue	2,327	6,503
Oil Revenue	166	888
Total Natural Gas, NGLs and Oil Revenue	435,946	405,623

Purchased Gas Revenue	16,221	18,055
Midstream Revenue	18,443	26,254

Other Sources of Revenue and Other Operating Income
(Loss) Gain on Commodity Derivative Instruments	(195,376)	35,087
Other Operating Income	3,197	10,710
Total Revenue and Other Operating Income	$278,431	$495,729

The disaggregated revenue corresponds with the Company’s segment reporting found in Note 16 - Segment Information.

Contract Balances

CNX invoice its customers once a performance obligation has been satisfied, at which point payment is unconditional. Accordingly, CNX's contracts with customers do not give rise to contract assets or liabilities under ASC 606. The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer. The opening and closing balances of the Company’s receivables related to contracts with customers were $252,424 and $157,908, respectively.

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

A significant portion of CNX's natural gas, NGLs and oil and purchased gas revenue is short-term in nature with a contract term of one year or less. For those contracts, CNX has utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

For revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $156,564 as of March 31, 2019. The Company expects to recognize net revenue of $53,838 in the next 12 months and $38,449 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with our midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and NGL revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amount received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For the three months ended March 31, 2019, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 5—ACQUISITIONS AND DISPOSITIONS:

On March 30, 2018, CNX Gas completed the sale of substantially all of its shallow oil and gas assets and certain Coalbed Methane (CBM) assets in Pennsylvania and West Virginia for $87,510 in cash consideration. In connection with the sale, the buyer assumed approximately $196,514 of asset retirement obligations. The net gain on the sale was $4,751 and is included in Loss (Gain) on Asset Sales and Abandonments in the Consolidated Statements of Income.

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

Prior to the Midstream Acquisition, the Company accounted for its 50% interest in CNX Gathering as an equity method investment as the Company had the ability to exercise significant influence, but not control, over the operating and financial policies of the midstream operations. In conjunction with the Midstream Acquisition, the Company obtained a controlling interest in CNX Gathering and, through CNX Gathering's ownership of the general partner, control over the Partnership. Accordingly, the Midstream Acquisition has been accounted for as a business combination using the acquisition method of accounting pursuant to ASC Topic 805, Business Combinations, or ASC 805. ASC 805 requires that, in circumstances where a business combination is achieved in stages (or step acquisition), previously held equity interests are remeasured at fair value and any difference between the fair value and the carrying value of the equity interest held be recognized as a gain or loss on the statement of income.

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

Allocation of Purchase Price (Midstream Acquisition)

The following table summarizes the purchase price and the amounts of identified assets acquired and liabilities assumed based on the fair value as of January 3, 2018, with any excess of the purchase price over the fair value of the identified net assets acquired recorded as goodwill. The purchase price allocation was finalized as of December 31, 2018.

Fair Value of Consideration Transferred:

Amount
Cash Consideration	$305,000
CNX Gathering Cash on Hand at January 3, 2018 Distributed to Noble	2,620
Fair Value of Previously Held Equity Interest	799,033
Total Estimated Fair Value of Consideration Transferred	$1,106,653

The following is a summary of the fair values of the net assets acquired:

Fair Value of Assets Acquired:	Amount
Cash and Cash Equivalents	$8,348
Accounts and Notes Receivable	21,199
Prepaid Expense	2,006
Other Current Assets	163
Property, Plant and Equipment, Net	1,043,340
Intangible Assets	128,781
Other	593
Total Assets Acquired	1,204,430

Fair Value of Liabilities Assumed:
Accounts Payable	26,059
CNXM Revolving Credit Facility	149,500
Total Liabilities Assumed	175,559

Total Identifiable Net Assets	1,028,871
Fair Value of Noncontrolling Interest in CNXM	(718,577)
Goodwill	796,359
Net Assets Acquired	$1,106,653

Post-Acquisition Operating Results (Midstream Acquisition)

The Midstream Acquisition contributed the following to the Company's Midstream segment:

	Three Months Ended
	March 31,
	2019	2018
Midstream Revenue	$72,569	$64,178
Earnings Before Income Tax	$32,584	$35,534

NOTE 6—INCOME TAXES:

The effective tax rates for the three months ended March 31, 2019 and 2018 were 15.2% and 28.8%, respectively. The effective tax rate for the three months ended March 31, 2019 differs from the U.S. federal statutory rate of 21% primarily due to the impact of noncontrolling interest, equity compensation and state income taxes. The effective rate for the three months ended March 31, 2018 differs from the U.S. federal statutory rate of 21% primarily due to state income taxes.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "Act") which, among other things, lowered the U.S. Federal income tax rate from 35% to 21%, repealed the corporate alternative minimum tax ("AMT"), and provided for a refund of previously accrued AMT credits. As of December 31, 2018, the Company reclassified $102,482 from Deferred Income Taxes to Recoverable Income Taxes in the Consolidated Balance Sheets in anticipation of the AMT refund to be received in 2019.

The total amount of uncertain tax positions at March 31, 2019 and December 31, 2018 was $31,516. If these uncertain tax positions were recognized, approximately $31,516 would affect CNX's effective tax rate at March 31, 2019 and December 31, 2018. There were no changes in unrecognized tax benefits during the three months ended March 31, 2019.

CNX recognizes accrued interest related to uncertain tax positions in interest expense. As of March 31, 2019 and December 31, 2018, CNX had no accrued liabilities for interest related to uncertain tax positions.
CNX recognizes penalties accrued related to uncertain tax positions in its income tax expense. As of March 31, 2019 and December 31, 2018, CNX had no accrued liabilities for tax penalties related to uncertain tax positions.
CNX and its subsidiaries file federal income tax returns with the United States and tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2016. The Company expects the Internal Revenue Service to conclude its audit of tax years 2016 through 2017 in the third quarter of 2019.

NOTE 7—PROPERTY, PLANT AND EQUIPMENT:

	March 31, 2019	December 31, 2018
Property, Plant and Equipment
Intangible Drilling Cost	$4,254,127	$4,120,283
Proved Gas Properties	1,135,717	1,135,411
Gas Gathering Equipment	2,207,853	2,126,895
Unproved Gas Properties	939,975	927,667
Gas Wells and Related Equipment	912,227	859,359
Surface Land and Other Equipment	236,006	238,487
Other Gas Assets	149,276	159,326
Total Property, Plant and Equipment	9,835,181	9,567,428
Less: Accumulated Depreciation, Depletion and Amortization	2,741,661	2,624,984
Total Property, Plant and Equipment - Net	$7,093,520	$6,942,444

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS:

In connection with the Midstream Acquisition that closed on January 3, 2018 (See Note 5 - Acquisitions and Dispositions for more information), CNX recorded $796,359 of goodwill and $128,781 of other intangible assets which are comprised of customer relationships.

All goodwill is attributed to the Midstream reportable segment and there have been no changes in the carrying amount since the date of the Midstream Acquisition.

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	March 31, 2019	December 31, 2018
Other Intangible Assets
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	8,190	6,552
Total Other Intangible Assets, net	$101,562	$103,200

During the second quarter of 2018, CNX determined that the carrying value of a portion of the customer relationship intangible assets exceeded their fair value as a result of an Asset Exchange Agreement with HG Energy II Appalachia, LLC. Accordingly, CNX recognized an impairment on this intangible asset of $18,650. There were no such impairments in the current period.

Amortization expense related to other intangible assets for the three months ended March 31, 2019 and 2018 was $1,638 and $1,922, respectively.

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 9—REVOLVING CREDIT FACILITIES:
CNX Resources Corporation (CNX)
In March 2018, CNX amended and restated its senior secured revolving credit facility ("Credit Facility"), which expires in March 2023. The CNX Credit Facility increased lenders' commitments from $1,500,000 to $2,100,000 with an accordion feature that allows the Company to increase the commitments to $3,000,000. The initial borrowing base increased from $2,000,000 to $2,500,000, and the letters of credit aggregate sub-limit remained unchanged at $650,000. The borrowing base was reduced to $2,100,000 in August 2018 primarily based on the sale of substantially all of CNX's Ohio Utica Joint Venture Assets and shallow oil and gas assets. If the aggregate principal amount of our existing 5.875% Senior Notes due in April 2022 and certain other publicly traded debt securities outstanding 91 days prior to the earliest maturity of such debt (the "Springing Maturity Date") is greater than $500,000, then the Credit Facility will mature on the Springing Maturity Date.

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

The CNX Credit Facility contains a number of affirmative and negative covenants including those that, except in certain circumstances, limit the Company and the subsidiary guarantors' ability to create, incur, assume or suffer to exist indebtedness, create or permit to exist liens on properties, dispose of assets, make investments, purchase or redeem CNX common stock, pay dividends, merge with another corporation and amend the senior unsecured notes. The Company must also mortgage 80% of the value of its proved reserves and 80% of the value of its proved developed producing reserves, in each case, which are included in the borrowing base, maintain applicable deposit, securities and commodities accounts with the lenders or affiliates thereof, and enter into control agreements with respect to such applicable accounts.

The CNX Credit Facility contains customary events of default, including, but not limited to, a cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants.

The CNX Credit Facility also requires that CNX maintain a maximum net leverage ratio of no greater than 4.00 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding borrowings under the revolver, measured quarterly. The calculation of all of the ratios exclude CNXM. CNX was in compliance with all financial covenants as of March 31, 2019.

At March 31, 2019, the CNX Credit Facility had $514,000 of borrowings outstanding and $193,106 of letters of credit outstanding, leaving $1,392,894 of unused capacity. At December 31, 2018, the Credit Facility had $612,000 of borrowings outstanding and $198,396 of letters of credit outstanding, leaving $1,289,604 of unused capacity.

On April 24, 2019, CNX amended its revolving credit facility, extended its maturity to April 2024 and reaffirmed its borrowing base at $2,100,000. In addition, the Cumulative Credit Basket for dividends and distributions was replaced with a basket for dividends and distributions subject to a pro forma Net Leverage Ratio of at least 3.00 to 1.00 and availability under the credit facility of at least 15% of the aggregate commitments.
Under the terms of the amended agreement, borrowings under the revolving credit facility will bear interest at our option at either:

•
the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (ii) PNC Bank, N.A.’s prime rate, or (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.25% to 1.25%; or

•	the LIBOR rate, which is the LIBOR rate plus a margin ranging from 1.25% to 2.25%.
CNX Midstream Partners LP (CNXM)
In March 2018, CNXM entered into a new $600,000 senior secured revolving credit facility that matures in March 2023. The CNXM credit facility replaced its prior $250,000 senior secured revolving credit facility.

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

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum total leverage ratio of no greater than between 4.75 to 1.00 ranging to no greater than 5.50 to 1.00 in certain circumstances; (y) a maximum secured leverage ratio of no greater than 3.50 to 1.00 and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00. CNXM was in compliance with all financial covenants as of March 31, 2019.

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

At March 31, 2019, the CNXM credit facility had $136,650 of borrowings outstanding. CNXM had the maximum amount of revolving credit available for borrowing at March 31, 2019, or $463,350. At December 31, 2018, the CNXM credit facility had $84,000 of borrowings outstanding.

On April 24, 2019, CNXM amended its revolving credit facility and extended its maturity to April 2024. Among other things, the revolving credit facility now includes the ability to repurchase and/or cancel Incentive Distribution Rights (IDRs), including (i) the addition of a restricted payment basket permitting cash repurchases of IDRs subject to a secured leverage ratio of 3.00x, a total leverage ratio of 4.00x and pro forma availability of 20% of commitments and (ii) a basket for the repurchase of LP units tied to Available Cash (as defined in the partnership agreement and in the aggregate with the existing Available Cash LP basket) of up to $150,000 per year and up to $200,000 during the life of the facility.
Under the terms of the amended agreement, borrowings under the revolving credit facility will bear interest at our option at either:

•
the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (ii) PNC Bank, N.A.’s prime rate, or (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.50% to 1.50%; or

•	the LIBOR rate, which is the LIBOR rate plus a margin ranging from 1.50% to 2.50%.
NOTE 10—LONG-TERM DEBT:

	March 31, 2019	December 31, 2018
Debt:
Senior Notes due April 2022 at 5.875% (Principal of $894,307 and $1,294,307 plus Unamortized Premium of $1,322 and $2,069, respectively)	$895,629	$1,296,376
CNX Credit Facility	514,000	612,000
Senior Notes due March 2027 at 7.25%, Issued at Par Value	500,000	—
CNX Midstream Partners LP Senior Notes due March 2026 at 6.50% (Principal of $400,000 less Unamortized Discount of $5,187 and $5,375, respectively)	394,813	394,625
CNX Midstream Partners LP Revolving Credit Facility	136,650	84,000
Less: Unamortized Debt Issuance Costs	10,598	8,796
Long-Term Debt	$2,430,494	$2,378,205

During the three months ended March 31, 2019, CNX completed a private offering of $500,000 of 7.25% senior notes due in March 2027. The notes are guaranteed by most of CNX's subsidiaries but does not include CNXM's general partner or CNXM.

During the three months ended March 31, 2019, CNX purchased $400,000 of its outstanding 5.875% senior notes due in April 2022. As part of this transaction, a loss of $7,537 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income.

During the three months ended March 31, 2018, CNXM completed a private offering of $400,000 of 6.50% senior notes due in March 2026 less $6,000 of unamortized bond discount. CNX is not a guarantor of CNXM's 6.50% senior notes due in March 2026 or CNXM's senior secured revolving credit facility.

During the three months ended March 31, 2018, CNX purchased $391,375 of its outstanding 5.875% senior notes due in April 2022. As part of this transaction, a loss of $15,635 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income.

NOTE 11—LEASES:

On January 1, 2019, the Company adopted Accounting Standard Update (ASU) 2016-02, and all related amendments, using the transition method, which allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. CNX has elected the transition relief package of practical expedients by applying previous accounting conclusions under ASC 840 to all leases that existed prior to the transition date. As a result, CNX did not reassess 1) whether existing or expired contracts contain leases 2) lease classification for any existing or expired leases or 3) whether lease origination costs qualified as initial direct costs. Additionally, the Company elected the short-term practical expedient for all asset classes by establishing an accounting policy to exclude leases with a term of 12 months or less. CNX will not separate lease components from non-lease components for any asset class. Lastly, CNX adopted the easement practical expedient, which allows the Company to apply ASC 842 prospectively to land easements after the adoption date. Easements that existed or expired prior to the adoption date that were not previously assessed under ASC 840 will not be reassessed.

CNX's leasing activities primarily consist of operating and finance leases for electric fracturing equipment, natural gas drilling rigs, CNX's corporate headquarters as well as field offices, a natural gas gathering pipeline and commercial vehicles. Some leases include options to renew ranging from a period of 1 to 10 years, which are not recognized as part of the lease right-of-use (ROU) assets or liabilities as they are not reasonably certain to be exercised.

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. As most of CNX's leases do not provide an implicit rate, an incremental borrowing rate is used to determine the present value of lease payments.

The components of lease cost, which approximates cash paid, were as follows:

For the Three Months Ended March 31, 2019
Operating Lease Cost	$9,905
Finance Lease Cost:
Amortization of Right-of-Use Assets	1,318
Interest on Lease Liabilities	352
Short-term Lease Cost	1,824
Variable Lease Cost*	4,000
Total Lease Cost	$17,399
*Amounts recognized on the balance sheet for natural gas drilling rigs are measured using the rates that would be paid if the rigs were idle, as this represents the minimum payment that could be made under the contract. Variable lease cost represents amounts paid for natural gas drilling rigs above this minimum when the rigs are in use. Amounts recognized on the balance sheet for electric fracturing equipment are measured using minimum pumping hours under the contract; however, pumping hours may exceed the minimum and vary period to period.

Amounts recognized in the Consolidated Balance Sheet are as follows:

March 31,
2019
Operating Leases:
Operating Lease Right-of-Use Asset	$243,916

Current Portion of Operating Lease Obligations	70,345
Operating Lease Obligations	150,739
Total Operating Lease Liabilities	$221,084

Finance Leases:
Property, Plant and Equipment	$73,192
Less—Accumulated Depreciation, Depletion and Amortization	60,024
Property, Plant and Equipment—Net	$13,168

Current Portion of Finance Lease Obligations	$7,182
Finance Lease Obligations	12,270
Total Finance Lease Liabilities	$19,452

ROU assets obtained in exchange for lease obligations during the three months ended March 31, 2019:

Amount
Operating Leases	$15,020
Finance Leases	$956

Maturities of lease liabilities are as follows:

	Operating	Finance
	Leases	Leases
Twelve months ended March 31,
2020	$79,557	$8,349
2021	63,814	7,662
2022	60,496	5,097
2023	5,471	220
2024	5,452	196
Thereafter	34,477	—
Total Lease Payments	249,267	21,524
Less: Interest	28,183	2,072
Present Value of Lease Liabilities	$221,084	$19,452

Lease terms and discount rates are as follows:

March 31,
2019
Weighted Average Remaining Lease Term (years):
Operating Leases	4.54
Finance Leases	2.70

Weighted Average Discount Rate:
Operating Leases	4.93%
Finance Leases	7.08%

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
At March 31, 2019, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third-parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$192,841	$191,869	$972	$—	$—
Other	265	265	—	—	—
Total Letters of Credit	193,106	192,134	972	—	—
Surety Bonds:
Employee-Related	1,850	1,850	—	—	—
Environmental	11,136	9,211	1,925	—	—
Financial Guarantees	81,670	81,670	—	—	—
Other	9,885	8,770	1,115	—	—
Total Surety Bonds	104,541	101,501	3,040	—	—
Total Commitments	$297,647	$293,635	$4,012	$—	$—

Excluded from the above table are commitments and guarantees entered into in conjunction with the spin-off of the Company's coal business (See CNX's Annual Report on Form 10-K as filed with the SEC on February 7, 2019 for further information). Although CONSOL Energy has agreed to indemnify CNX to the extent that CNX was called upon to pay any of these liabilities, there is no assurance that CONSOL Energy will satisfy its obligations to indemnify CNX in the event CNX was called upon.

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of March 31, 2019, the purchase obligations for each of the next five years and beyond were as follows:

Obligations Due	Amount
Less than 1 year	$243,413
1 - 3 years	473,403
3 - 5 years	412,050
More than 5 years	1,153,384
Total Purchase Obligations	$2,282,250

NOTE 13—DERIVATIVE INSTRUMENTS:

CNX enters into financial derivative instruments to manage its exposure to commodity price volatility. These natural gas commodity hedges are accounted for on a mark-to-market basis with changes in fair value recorded in current period earnings.

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

The total notional amounts of production of CNX's derivative instruments were as follows:

	March 31,	December 31,	Forecasted to
	2019	2018	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,554.3	1,484.4	2024
Natural Gas Basis Swaps (Bcf)	1,124.6	1,056.6	2023

The gross fair value of CNX's derivative instruments was as follows:

Asset Derivative Instruments			Liability Derivative Instruments
	March 31,	December 31,		March 31,	December 31,
	2019	2018		2019	2018
Commodity Swaps:
Prepaid Expense	$21,084	$28,612	Other Accrued Liabilities	$37,157	$34,640
Other Assets	129,852	164,310	Other Liabilities	58,268	52,011
Total Asset	$150,936	$192,922	Total Liability	$95,425	$86,651

Basis Only Swaps:
Prepaid Expense	$4,971	$11,628	Other Accrued Liabilities	$47,753	$27,021
Other Assets	14,491	48,788	Other Liabilities	81,758	40,210
Total Asset	$19,462	$60,416	Total Liability	$129,511	$67,231

The effect of derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended
	March 31,
	2019	2018
Cash Paid in Settlement of Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	$(26,950)	$(434)
Natural Gas Basis Swaps	(14,432)	(16,557)
Total Cash Paid in Settlement of Commodity Derivative Instruments	(41,382)	(16,991)

Unrealized (Loss) Gain on Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	(50,761)	2,800
Natural Gas Basis Swaps	(103,233)	49,278
Total Unrealized (Loss) Gain on Commodity Derivative Instruments	(153,994)	52,078

(Loss) Gain on Commodity Derivative Instruments:
Commodity Swaps:
Natural Gas	(77,711)	2,366
Natural Gas Basis Swaps	(117,665)	32,721
Total (Loss) Gain on Commodity Derivative Instruments	$(195,376)	$35,087

The Company also enters into fixed price natural gas sales agreements that are satisfied by physical delivery. These physical commodity contracts qualify for the normal purchases and normal sales exception and are not subject to derivative instrument accounting.

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
The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below:
Level 1 - Quoted prices for identical instruments in active markets.
Level 2 - The fair value of the assets and liabilities included in Level 2 are based on standard industry income approach models that use significant observable inputs, including NYMEX forward curves, LIBOR-based discount rates and basis forward curves.
Level 3 - Unobservable inputs significant to the fair value measurement supported by little or no market activity.
In those cases when the inputs used to measure fair value meet the definition of more than one level of the fair value hierarchy, the lowest level input that is significant to the fair value measurement in its totality determines the applicable level in the fair value hierarchy.
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at March 31, 2019			Fair Value Measurements at December 31, 2018
Description	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Gas Derivatives	$—	$(54,538)	$—	$—	$99,456	$—

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$23,972	$23,972	$17,198	$17,198
Long-Term Debt (Excluding Debt Issuance Costs)	$2,441,092	$2,379,323	$2,387,001	$2,290,537

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

NOTE 15—VARIABLE INTEREST ENTITIES:

The Company determined CNXM, of which the company owns an approximately 34% limited partner interest, to be a variable interest entity. Upon completion of the Midstream Acquisition (see Note 5 - Acquisitions and Dispositions), the Company has the power through the Company's ownership and control of CNXM's general partner (CNX Midstream GP LLC) to direct the activities that most significantly impact CNXM's economic performance. In addition, through its limited partner interest and incentive distribution rights, or IDRs, in CNXM, the Company has the obligation to absorb the losses of CNXM and the right to receive benefits in accordance with such interests. As the Company has a controlling financial interest and is the primary beneficiary of CNXM, the Company consolidated CNXM commencing January 3, 2018.

The risks associated with the operations of CNXM are discussed in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 7, 2019.

The following table presents amounts included in the Company's Consolidated Balance Sheets that were for the use or obligation of CNXM as of:

	March 31,	December 31,
	2019	2018
Assets:
Cash	$70	3,966
Receivables - Related Party	19,269	17,073
Receivables - Third Party	6,580	7,028
Other Current Assets	2,018	2,383
Property, Plant and Equipment, net	968,408	891,775
Operating Lease ROU Asset	9,348	—
Other Assets	2,958	3,203
Total Assets	$1,008,651	$925,428
Liabilities:
Accounts Payable	$63,994	$43,919
Accounts Payable - Related Party	4,897	4,980
Revolving Credit Facility	136,650	84,000
Long-Term Debt	393,452	393,215
Long-Term Operating Lease Liabilities	2,658	—
Total Liabilities	$601,651	$526,114

The following table summarizes CNXM's Consolidated Statements of Operations and Cash Flows, inclusive of affiliate amounts:

	For the Three Months Ended March 31,
	2019	2018
Revenue
Gathering Revenue - Related Party	$53,776	$37,730
Gathering Revenue - Third Party	18,443	26,139
Total Revenue	72,219	63,869
Expenses
Operating Expense - Related Party	5,548	4,435
Operating Expense - Third Party	5,974	8,468
General and Administrative Expense - Related Party	3,967	3,612
General and Administrative Expense - Third Party	1,536	2,549
Loss on Asset Sales and Abandonments	7,229	2,755
Depreciation Expense	5,650	5,856
Interest Expense	7,339	2,489
Total Expense	37,243	30,164
Net Income	$34,976	$33,705

Net Cash Provided by Operating Activities	$49,913	$41,867
Net Cash Used in Investing Activities	$(78,557)	$(10,156)
Net Cash Provided by (Used in) Financing Activities	$24,748	$(32,939)

In March 2018, CNXM closed on its acquisition of CNX's remaining 95% interest in the gathering system and related assets commonly referred to as the Shirley-Penns System, in exchange for cash consideration in the amount of $265,000. CNXM funded the cash consideration with proceeds from the issuance of its 6.5% senior notes due 2026 (See Note 10 - Long-Term Debt).
At March 31, 2019 and December 31, 2018, CNX had a net payable of $14,471 and $12,202 respectively, due to CNX Gathering and CNXM, primarily for accrued but unpaid gathering services.

NOTE 16—SEGMENT INFORMATION:
CNX consists of two principal business divisions: Exploration and Production (E&P) and Midstream. The principal activity of the E&P Division, which includes four reportable segments, is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P Division's reportable segments are Marcellus Shale, Utica Shale, Coalbed Methane, and Other Gas. The Other Gas Segment is primarily related to shallow oil and gas production which is not significant to the Company due to CNX selling substantially all of these assets in the 2018 period (See Note 5 - Acquisitions and Dispositions for more information). It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, exploration and production related other costs, as well as various other operating activities assigned to the E&P Division but not allocated to each individual segment.
CNX's Midstream Division's principal activity is the ownership, operation, development and acquisition of natural gas gathering and other midstream energy assets of CNX Gathering and CNXM, which provide natural gas gathering services for the Company's produced gas, as well as for other independent third parties in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia. Excluded from the Midstream Division are the gathering assets and operations of CNX that have not been contributed to CNX Gathering and CNXM. As a result of the Midstream Acquisition (See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q), CNX owns and controls 100% of CNX Gathering, making CNXM a single-sponsor master limited partnership and thus the Company began consolidating on January 3, 2018.

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

Industry segment results for the three months ended March 31, 2019:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	Midstream	Unallocated	Intercompany Eliminations	Consolidated
Natural Gas, NGLs and Oil Revenue	$293,257	$92,951	$49,835	$(97)	$435,946	$—	$—	$—	$435,946	(A)
Purchased Gas Revenue	—	—	—	16,221	16,221	—	—	—	16,221
Midstream Revenue	—	—	—	—	—	72,569	—	(54,126)	18,443
Loss on Commodity Derivative Instruments	(27,458)	(9,601)	(4,302)	(154,015)	(195,376)	—	—	—	(195,376)
Other Operating Income	—	—	—	3,258	3,258	—	—	(61)	3,197	(B)
Total Revenue and Other Operating Income	$265,799	$83,350	$45,533	$(134,633)	$260,049	$72,569	$—	$(54,187)	$278,431
Earnings (Loss) Before Income Tax	$86,931	$33,017	$12,899	$(239,277)	$(106,430)	$32,584	$(2,364)	$—	$(76,210)
Segment Assets					$6,638,207	$2,011,616	$137,564	$(10,026)	$8,777,361	(C)
Depreciation, Depletion and Amortization					$117,075	$8,086	$—	$—	$125,161
Capital Expenditures					$223,791	$75,347	$—	$—	$299,138

(A)
Included in Total Natural Gas, NGLs and Oil Revenue are sales of $67,769 to Direct Energy Business Marketing LLC and $66,001 to NJR Energy Services Company, each of which comprises over 10% of total revenue for the period.

(B)	Includes equity in earnings of unconsolidated affiliates of $503 for Total E&P.

(C)	Includes investments in unconsolidated equity affiliates of $17,860 for Total E&P.

Industry segment results for the three months ended March 31, 2018:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	CNXM	Unallocated	Intercompany Eliminations	Consolidated
Natural Gas, NGLs and Oil Revenue	$205,016	$130,322	$57,501	$12,784	$405,623	$—	$—	$—	$405,623	(D)
Purchased Gas Revenue	—	—	—	18,055	18,055	—	—	—	18,055
Midstream Revenue	—	—	—	—	—	64,178	—	(37,924)	26,254
(Loss) Gain on Commodity Derivative Instruments	(9,513)	(4,474)	(2,430)	51,504	35,087	—	—	—	35,087
Other Operating Income	—	—	—	10,791	10,791	—	—	(81)	10,710	(E)
Total Revenue and Other Operating Income	$195,503	$125,848	$55,071	$93,134	$469,556	$64,178	$—	$(38,005)	$495,729
Earnings (Loss) Before Income Tax	$44,242	$56,107	$13,117	$(13,657)	$99,809	$35,534	$623,897	$—	$759,240
Segment Assets					$6,034,660	$1,999,671	$102,668	$(14,770)	$8,122,229	(F)
Depreciation, Depletion and Amortization					$115,866	$8,801	$—	$—	$124,667
Capital Expenditures					$216,508	$15,977	$—	$—	$232,485

(D)
Included in Total Natural Gas, NGLs and Oil Revenue are sales of $72,637 to NJR Energy Services Company and $57,907 to Direct Energy Business Marketing LLC, which comprises over 10% of total revenue for the period.

(E)	Includes equity in earnings of unconsolidated affiliates of $1,778 for Total E&P.

(F)	Includes investments in unconsolidated equity affiliates of $20,678 for Total E&P.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income

	For the Three Months Ended March 31,
	2019	2018
Total Segment Revenue from Contracts with External Customers	$470,610	$449,932
(Loss) Gain on Commodity Derivative Instruments	(195,376)	35,087
Other Operating Income	3,197	10,710
Total Consolidated Revenue and Other Operating Income	$278,431	$495,729

(Loss) Earnings Before Income Tax:

	For the Three Months Ended March 31,
	2019	2018
Segment (Loss) Income Before Income Taxes for reportable business segments:
Total E&P	$(106,430)	$99,809
Midstream	32,584	35,534
Total Segment (Loss) Income Before Income Taxes for reportable business segments	(73,846)	135,343
Unallocated Expenses:
Other Income	1,030	6,493
Gain on Certain Asset Sales	4,143	9,376
Gain on Previously Held Equity Interest	—	623,663
Loss on Debt Extinguishment	(7,537)	(15,635)
(Loss) Earnings Before Income Tax	$(76,210)	$759,240

Total Assets:

	March 31,
	2019	2018
Segment assets for total reportable business segments
E&P	$6,638,207	$6,034,660
Midstream	2,011,616	1,999,671
Intercompany Eliminations	(10,026)	(14,770)
Items excluded from segment assets:
Cash and Cash Equivalents	23,972	82,490
Recoverable Income Taxes	113,592	20,178
Total Consolidated Assets	$8,777,361	$8,122,229

NOTE 17—STOCK REPURCHASE:
Since the October 30, 2017 inception of the current stock repurchase program, CNX's Board of Directors approved in total a $750,000 stock repurchase program, which is not subject to an expiration date. The repurchases may be affected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans. During the three months ended March 31, 2019, 3,121,054 shares were repurchased and retired at an average price of $10.71 per share for a total cost of $33,497.

NOTE 18—RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842), which increases transparency and comparability among organizations by recognizing ROU lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Update 2016-02 maintains a distinction between finance leases and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. Retaining this distinction allows the recognition, measurement and presentation of expenses and cash flows arising from a lease to remain similar to the previous accounting treatment. A lessee is permitted to make an accounting policy election by class of underlying asset to exclude from balance sheet recognition any ROU lease assets and lease liabilities with a term of 12 months or less, and instead to recognize lease expense on a straight-line basis over the lease term. For both financing and operating leases, the ROU asset and lease liability will be initially measured at the present value of the lease payments in the statement of financial position. As discussed in Note 11 - Leases, the Company adopted Update 2016-02 as of January 1, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

During the first quarter of 2019, CNX sold 133.0 Bcfe of natural gas, an increase of 2.7% from the 129.5 Bcfe sold in the year-earlier quarter, primarily due to an increase in Marcellus Shale volumes. The increase was offset, in part, by a decrease in Utica Shale volumes due to the sale of substantially all of CNX's Ohio Utica joint venture ("JV") assets in the third quarter of 2018, as well as the sale of substantially all of CNX's shallow oil and gas assets and certain CBM assets in Pennsylvania at the end of the first quarter of 2018 (See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). Total quarterly production costs decreased to $1.99 per Mcfe, compared to the year-earlier quarter of $2.10 per Mcfe, driven primarily by reductions in lease operating expense and offset, in part, by an increase in transportation, gathering and compression. Capital expenditures increased in the first quarter to $299 million, compared to $232 million spent in the year-earlier quarter.

Also, in the quarter, CNX experienced a subsurface pressure anomaly during hydraulic fracturing operations on its Shaw 1G Utica Shale well in Westmoreland County, Pennsylvania. The Company also observed pressure increases at several nearby shallow oil and gas wells not owned by CNX. On February 5, 2019, CNX successfully remediated the well. With respect to the well, CNX is applying the results of its root cause analysis, which findings were confirmed by independent experts, to its broader development program moving forward, helping CNX continue to efficiently and safely develop its asset base. As part of this analysis, CNX also performed a top-to-bottom quality assurance and quality control (QA/QC) analysis. During this analysis, CNX identified and developed new and revised best practices, which are being applied today in the field and which will also have a long-term benefit of risk reduction.

Marketing Update:
For the first quarter of 2019, CNX's average sales price for natural gas, natural gas liquids (NGLs), oil, and condensate was $2.97 per Mcfe. CNX's average sales price for natural gas was $3.21 per Mcf for the quarter and, including cash settlements from hedging, was $2.88 per Mcf. The average realized price for all liquids for the first quarter of 2019 was $27.41 per barrel.

CNX's weighted average differential from NYMEX in the first quarter of 2019 was negative $0.17 per MMBtu, which is the best first quarter differential the Company has realized since 2015. CNX's average sales price for natural gas before hedging decreased 10.6% to $3.21 per Mcf compared with the average sales price of $3.59 per Mcf in the fourth quarter of 2018. This decrease results primarily from a lower Henry Hub price offset in part by improved basis pricing. Including the impact of cash settlements from hedging, CNX's average sales price for natural gas was $0.15 per Mcf, or 5.0%, lower than the fourth quarter of 2018 and $0.06 per Mcf, or 2.1%, higher than last year's first quarter.

CNX Guidance:

CNX reaffirms 2019 production volumes of 495-515 Bcfe. These production volumes equate to an approximately 5% annual increase, based on the midpoint of guidance, compared to 2018 volumes from retained assets of 480 Bcfe.

The Company expects 2019 drilling and completions capital to increase to $695-$745 million and approximately $200 million of capital associated with land, midstream, and water infrastructure, compared to the previous guidance of $575-$625 million and approximately $175 million, respectively. The Company expects a 2019 total capital budget of $1,205-$1,275 million, which includes $310-$330 million of capital related to CNXM. This compares to the previous guidance of $1,000-$1,080 million, including $250-$280 million of CNXM capital. The company will continue to evaluate multiple factors to determine incremental activity throughout the year.

Total hedged natural gas production in the 2019 second quarter is 95.4 Bcf. The annual gas hedge position is shown in the table below:

	2019	2020
Volumes Hedged (Bcf), as of 4/11/19	377.0*	471.3
*Includes actual settlements of 113.4 Bcf.

CNX's hedged gas volumes include a combination of NYMEX financial hedges, index (NYMEX and basis) financial hedges, and physical fixed price sales.

Results of Operations - Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Net (Loss) Income Attributable to CNX Resources Shareholders
CNX reported a net loss attributable to CNX Resources shareholders of $87 million, or a loss per diluted share of $0.44 for the three months ended March 31, 2019, compared to net income of $528 million, or earnings per diluted share of $2.35, for the three months ended March 31, 2018.

	For the Three Months Ended March 31,
(Dollars in thousands)	2019	2018	Variance
Net (Loss) Income	$(64,651)	$545,546	$(610,197)
Less: Net Income Attributable to Noncontrolling Interest	22,686	17,983	4,703
Net (Loss) Income Attributable to CNX Resources Shareholders	$(87,337)	$527,563	$(614,900)

CNX consists of two principal business divisions: Exploration and Production (E&P) and Midstream.

The principal activity of the E&P Division is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P Division's reportable segments are Marcellus Shale, Utica Shale, Coalbed Methane, and Other Gas.

CNX's E&P Division had a loss before income tax of $106 million for the three months ended March 31, 2019, compared to earnings before income tax of $100 million for the three months ended March 31, 2018. Included in the 2019 loss was an unrealized loss on commodity derivative instruments of $154 million. Included in the 2018 earnings was an unrealized gain on commodity derivative instruments of $52 million.

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

As a result of the Midstream Acquisition (See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q), CNX owns and controls 100% of CNX Gathering, making CNXM a single-sponsor master limited partnership and thus the Company began consolidating on January 3, 2018. The resulting gain on remeasurement to fair value of the previously held equity interest in the CNX Gathering and CNXM of $624 million was included in the Gain on Previously Held Equity Interest line of the Consolidated Statements of Income in the 2018 period and was part of CNX's unallocated expenses. No such transactions occurred in the current period. Prior to the acquisition, CNX accounted for its interests in CNX Gathering and CNXM as an equity-method investment.

CNX's Midstream Division had earnings before income tax of $33 million for the three months ended March 31, 2019, compared to earnings before income tax of $36 million for the period from January 3, 2018 through March 31, 2018.
E&P Division Summary
Sales volumes, average sales price (including the effects of settled derivative instruments), and average costs for the E&P Division were as follows:

	For the Three Months Ended March 31,
	2019	2018	Variance	Percent Change
Sales Volumes (Bcfe)	133.0	129.5	3.5	2.7%

Average Sales Price (per Mcfe)	$2.97	$3.00	$(0.03)	(1.0)%
Lease Operating Expense (per Mcfe)	0.14	0.28	(0.14)	(50.0)%
Production, Ad Valorem, and Other Fees (per Mcfe)	0.05	0.07	(0.02)	(28.6)%
Transportation, Gathering and Compression (per Mcfe)	0.92	0.86	0.06	7.0%
Depreciation, Depletion and Amortization (DD&A) (per Mcfe)	0.88	0.89	(0.01)	(1.1)%
Average Costs (per Mcfe)	1.99	2.10	(0.11)	(5.2)%
Average Margin (per Mcfe)	$0.98	$0.90	$0.08	8.9%

Natural gas, NGLs, and oil revenue was $436 million for the three months ended March 31, 2019, compared to $406 million for the three months ended March 31, 2018. The increase was primarily due to an increase in natural gas pricing, when excluding the impact of hedging and natural gas liquids, as well as a 2.7% increase in total sales volumes.

The decrease in average sales price per Mcfe was the result of the $0.19 per Mcf increase in the realized loss on commodity derivative instruments related to the Company's hedging program and a $0.09 per Mcfe decrease in the uplift from NGLs and condensate sales volumes when excluding the impact of hedging, offset in part by the $0.25 per Mcf increase in general natural gas market prices in the Appalachian basin during the current period.

Changes in the average costs per Mcfe were primarily related to the following items:

•
Lease operating expense decreased on a per unit basis primarily due to a decrease in water disposal costs in the period-to-period comparison due to an increase in the reuse of produced water in well completions in the current period.

•
Transportation, gathering, and compression expense increased on a per-unit basis primarily due to an increase in CNXM gathering fees related to an increase in our Marcellus production and an increase in firm transportation expense primarily as a result of new contracts that give CNX the ability to move and sell natural gas outside of the Appalachian basin. The decrease in production from CNX's lower cost dry Utica volumes as well as the third quarter 2018 sale of CNX's Ohio JV assets also contributed to the increase on a per unit basis.

The following table presents a breakout of net liquid and natural gas sales information to assist in the understanding of the Company’s natural gas production and sales portfolio.

	For the Three Months Ended March 31,
in thousands (unless noted)	2019	2018	Variance	Percent Change
LIQUIDS
NGLs:
Sales Volume (MMcfe)	6,681	11,108	(4,427)	(39.9)%
Sales Volume (Mbbls)	1,113	1,851	(738)	(39.9)%
Gross Price ($/Bbl)	$26.76	$27.48	$(0.72)	(2.6)%
Gross Revenue	$29,766	$50,884	$(21,118)	(41.5)%

Oil:
Sales Volume (MMcfe)	23	94	(71)	(75.5)%
Sales Volume (Mbbls)	4	16	(12)	(75.0)%
Gross Price ($/Bbl)	$43.56	$56.46	$(12.90)	(22.8)%
Gross Revenue	$166	$888	$(722)	(81.3)%

Condensate:
Sales Volume (MMcfe)	358	792	(434)	(54.8)%
Sales Volume (Mbbls)	60	132	(72)	(54.5)%
Gross Price ($/Bbl)	$39.00	$49.32	$(10.32)	(20.9)%
Gross Revenue	$2,327	$6,503	$(4,176)	(64.2)%

GAS
Sales Volume (MMcf)	125,938	117,515	8,423	7.2%
Sales Price ($/Mcf)	$3.21	$2.96	$0.25	8.4%
Gross Revenue	$403,687	$347,348	$56,339	16.2%

Hedging Impact ($/Mcf)	$(0.33)	$(0.14)	$(0.19)	(135.7)%
Loss on Commodity Derivative Instruments - Cash Settlement	$(41,382)	$(16,991)	$(24,391)	(143.6)%

Selling, General and Administrative (SG&A) - Total Company

SG&A costs include costs such as overhead, including employee wages and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, and legal compliance expenses. SG&A costs also include non-cash equity-based compensation expense.

	For the Three Months Ended March 31,
(in millions)	2019	2018	Variance	Percent Change
SG&A
Salaries and Wages (Net of Capital and Partner Billings)	$11	$11	$—	—%
Long-Term Equity-Based Compensation (Non-Cash)	11	5	6	120.0%
Short-Term Incentive Compensation	4	5	(1)	(20.0)%
Other	10	10	—	—%
Total SG&A	$36	$31	$5	16.1%

Unallocated Expense

Certain costs and expenses, such as other income, loss (gain) on asset sales and abandonments related to non-core assets, gain on previously held equity interest, loss on debt extinguishment and income taxes are unallocated expenses and therefore are excluded from the per unit costs above as well as segment reporting. Below is a summary of these costs and expenses:

Other Income

	For the Three Months Ended March 31,
(in millions)	2019	2018	Variance	Percent Change
Other Income
Royalty Income	$3	$7	$(4)	(57.1)%
Right of Way Sales	1	3	(2)	(66.7)%
Interest Income	1	—	1	100.0%
Other	—	2	(2)	(100.0)%
Total Other Income	$5	$12	$(7)	(58.3)%

Other Expense
Professional Services	$—	$4	$(4)	(100.0)%
Bank Fees	3	2	1	50.0%
Other Corporate Expense	1	—	1	100.0%
Total Other Expense	$4	$6	$(2)	(33.3)%

Total Other Income	$(1)	$(6)	$5	(83.3)%

Loss (Gain) on Asset Sales and Abandonments
A gain on asset sales of $4 million related to non-core assets was recognized in the three months ended March 31, 2019 compared to a gain of $9 million in the three months ended March 31, 2018. During the three months ended March 31, 2018, CNX sold substantially all of its shallow oil and gas assets and certain CBM assets in Pennsylvania. The net gain on the sale was $5 million and is included in Loss (Gain) on Asset Sales and Abandonments in the Consolidated Statements of Income. See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. The remaining decrease in the period-to-period comparison is due to various items that occurred throughout both periods, none of which were individually material.

Also refer to the discussion of Loss (Gain) on Asset Sales and Abandonments contained in the section "Total Midstream Division Analysis" of this Form 10-Q for additional items that are not part of Unallocated Expense.

Gain on Previously Held Equity Interest

CNX recognized a gain on previously held equity interest of $624 million in the three months ended March 31, 2018 due to the Midstream Acquisition in January 2018. No such transactions occurred in the current period. See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Loss on Debt Extinguishment
Loss on debt extinguishment of $8 million was recognized in the three months ended March 31, 2019 compared to a loss on debt extinguishment of $16 million in the three months ended March 31, 2018. During the three months ended March 31, 2019, CNX purchased $400 million of its 5.875% Senior notes due in April 2022 at an average price equal to 101.5% of the principal amount. During the three months end March 31, 2018 CNX purchased $391 million of its 5.875% Senior notes due in April 2022 at an average price equal to 103.8% of the principal amount. See Note 10 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
Income Taxes

The effective income tax rate was 15.2% for the three months ended March 31, 2019 compared to 28.8 % for the three months ended March 31, 2018. The effective rate for the three months ended March 31, 2019 differs from the U.S. federal statutory rate of 21% primarily due to the impact of noncontrolling interest, equity compensation, and state income taxes. The effective rate for the three months ended March 31, 2018 differs from the U.S. federal statutory rate of 21% primarily due to state income taxes.

See Note 6 - Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

	For the Three Months Ended March 31,
(in millions)	2019	2018	Variance	Percent Change
Total Company (Loss) Earnings Before Income Tax	$(76)	$759	$(835)	(110.0)%
Income Tax (Benefit) Expense	$(12)	$214	$(226)	(105.6)%
Effective Income Tax Rate	15.2%	28.8%	(13.6)%

TOTAL E&P DIVISION ANALYSIS for the three months ended March 31, 2019 compared to the three months ended March 31, 2018:
The E&P division had a loss before income tax of $106 million for the three months ended March 31, 2019 compared to earnings before income tax of $100 million for the three months ended March 31, 2018. Variances by individual E&P segment are discussed below.

	For the Three Months Ended					Difference to Three Months Ended
	March 31, 2019					March 31, 2018
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGLs and Oil Revenue	$293	$93	$50	$—	$436	$87	$(37)	$(7)	$(13)	$30
Loss on Commodity Derivative Instruments	(27)	(10)	(4)	(154)	(195)	(17)	(6)	(2)	(205)	(230)
Purchased Gas Revenue	—	—	—	16	16	—	—	—	(2)	(2)
Other Operating Income	—	—	—	3	3	—	—	—	(8)	(8)
Total Revenue and Other Operating Income	266	83	46	(135)	260	70	(43)	(9)	(228)	(210)
Lease Operating Expense	9	5	4	1	19	(7)	(7)	(3)	(1)	(18)
Production, Ad Valorem, and Other Fees	4	1	2	—	7	(1)	—	—	(1)	(2)
Transportation, Gathering and Compression	104	9	9	—	122	27	(7)	(5)	(4)	11
Depreciation, Depletion and Amortization	62	35	18	2	117	8	(6)	(1)	—	1
Exploration and Production Related Other Costs	—	—	—	3	3	—	—	—	1	1
Purchased Gas Costs	—	—	—	16	16	—	—	—	(1)	(1)
Other Operating Expense	—	—	—	23	23	—	—	—	6	6
Selling, General and Administrative Costs	—	—	—	31	31	—	—	—	6	6
Total Operating Costs and Expenses	179	50	33	76	338	27	(20)	(9)	6	4
Interest Expense	—	—	—	28	28	—	—	—	(8)	(8)
Total E&P Division Costs	179	50	33	104	366	27	(20)	(9)	(2)	(4)
Earnings (Loss) Before Income Tax	$87	$33	$13	$(239)	$(106)	$43	$(23)	$—	$(226)	$(206)

MARCELLUS SEGMENT
The Marcellus segment had earnings before income tax of $87 million for the three months ended March 31, 2019 compared to earnings before income tax of $44 million for the three months ended March 31, 2018.

	For the Three Months Ended March 31,
	2019	2018	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	81.6	56.1	25.5	45.5%
NGLs Sales Volumes (Bcfe)*	6.7	9.2	(2.5)	(27.2)%
Condensate Sales Volumes (Bcfe)*	0.4	0.6	(0.2)	(33.3)%
Total Marcellus Sales Volumes (Bcfe)*	88.7	65.9	22.8	34.6%

Average Sales Price - Gas (per Mcf)	$3.20	$2.85	$0.35	12.3%
Loss on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(0.34)	$(0.17)	$(0.17)	(100.0)%
Average Sales Price - NGLs (per Mcfe)*	$4.45	$4.36	$0.09	2.1%
Average Sales Price - Condensate (per Mcfe)*	$6.50	$8.36	$(1.86)	(22.2)%

Total Average Marcellus Sales Price (per Mcfe)	$3.00	$2.97	$0.03	1.0%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.11	0.24	(0.13)	(54.2)%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.05	0.08	(0.03)	(37.5)%
Average Marcellus Transportation, Gathering and Compression costs (per Mcfe)	1.17	1.17	—	—%
Average Marcellus Depreciation, Depletion and Amortization costs (per Mcfe)	0.69	0.81	(0.12)	(14.8)%
Total Average Marcellus Costs (per Mcfe)	$2.02	$2.30	$(0.28)	(12.2)%
Average Margin for Marcellus (per Mcfe)	$0.98	$0.67	$0.31	46.3%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGLs and oil revenue of $293 million for the three months ended March 31, 2019 compared to $206 million for the three months ended March 31, 2018. The $87 million increase was primarily due to a 34.6% increase in total Marcellus sales volumes. The increase in sales volumes was primarily due to additional wells being turned in-line throughout 2018 and the first three months of 2019 as part of the Company's ongoing drilling and completions program.

The increase in the total average Marcellus sales price was primarily due to a $0.35 increase in the average gas sales price, partially offset by a $0.17 per Mcf increase in the realized loss on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 55.3 Bcf of the Company's produced Marcellus gas sales volumes for the three months ended March 31, 2019 at an average loss of $0.50. For the three months ended March 31, 2018, these financial hedges represented approximately 47.6 Bcf at an average loss of $0.20 per Mcf.

Total operating costs and expenses for the Marcellus segment were $179 million for the three months ended March 31, 2019 compared to $152 million for the three months ended March 31, 2018. The increase in total dollars and decrease in unit costs for the Marcellus segment were due to the following items:

•Marcellus lease operating expenses were $9 million for the three months ended March 31, 2019 compared to $16 million for the three months ended March 31, 2018. The decrease in total dollars was primarily due to a decrease in water disposal costs in the current period due to an increase in the reuse of produced water in well completions activity. The decrease in unit costs was driven by the decrease in total dollars, along with the 34.6% increase in total Marcellus sales volumes.

•Marcellus production, ad valorem, and other fees were $4 million for the three months ended March 31, 2019 compared to $5 million for the three months ended March 31, 2018. The decrease in total dollars was primarily related to a decrease in CNX's severance tax liability. The decrease in unit costs was driven by the decreased total dollars, along with the 34.6% increase in total Marcellus sales volumes.

•Marcellus transportation, gathering and compression costs were $104 million for the three months ended March 31, 2019 compared to $77 million for the three months ended March 31, 2018. The increase in total dollars was primarily related to an increase in CNX Midstream fees related to the increased production as well as an increase in firm transportation expense related to new contracts that give CNX the ability to move and sell natural gas outside of the Appalachian basin. These increases were offset by lower processing costs from a drier production mix. The unit costs stayed consistent due to the increased total dollars described above, offset by the 34.6% increase in total Marcellus sales volumes.

•Depreciation, depletion and amortization costs attributable to the Marcellus segment were $62 million for the three months ended March 31, 2019 compared to $54 million for the three months ended March 31, 2018. These amounts included depletion on a unit of production basis of $1.05 per Mcfe and $0.79 per Mcfe, respectively. The decrease in units of production depreciation, depletion and amortization rate is the result of positive reserve revisions within our core development area. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

UTICA SEGMENT

The Utica segment had earnings before income tax of $33 million for the three months ended March 31, 2019 compared to earnings before income tax of $56 million for the three months ended March 31, 2018.

	For the Three Months Ended March 31,
	2019	2018	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	30.6	41.4	(10.8)	(26.1)%
NGLs Sales Volumes (Bcfe)*	—	1.9	(1.9)	(100.0)%
Condensate Sales Volumes (Bcfe)*	—	0.2	(0.2)	(100.0)%
Total Utica Sales Volumes (Bcfe)*	30.6	43.5	(12.9)	(29.7)%

Average Sales Price - Gas (per Mcf)	$3.03	$2.85	$0.18	6.3%
Loss on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$(0.31)	$(0.11)	$(0.20)	(181.8)%
Average Sales Price - NGLs (per Mcfe)*	$—	$5.65	$(5.65)	(100.0)%
Average Sales Price - Condensate (per Mcfe)*	$—	$7.61	$(7.61)	(100.0)%

Total Average Utica Sales Price (per Mcfe)	$2.72	$2.89	$(0.17)	(5.9)%
Average Utica Lease Operating Expenses (per Mcfe)	0.15	0.28	(0.13)	(46.4)%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.04	0.04	—	—%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.28	0.36	(0.08)	(22.2)%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	1.17	0.92	0.25	27.2%
Total Average Utica Costs (per Mcfe)	$1.64	$1.60	$0.04	2.5%
Average Margin for Utica (per Mcfe)	$1.08	$1.29	$(0.21)	(16.3)%

*NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Utica segment had natural gas, NGLs and oil revenue of $93 million for the three months ended March 31, 2019 compared to $130 million for the three months ended March 31, 2018. The $37 million decrease was primarily due to the 29.7% decrease in total Utica sales volumes. The decrease in total Utica sales volumes was primarily due to the sale of substantially all of CNX's Ohio Utica JV assets in the third quarter of 2018 as well as normal production declines in the remaining dry Utica wells.

The decrease in total average Utica sales price was primarily due to a $0.20 per Mcf increase in the realized loss on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 19.6 Bcf of the Company's produced Utica gas sales volumes for the three months ended March 31, 2019 at an average loss of $0.49. For the three months ended March 31, 2018, these financial hedges represented approximately 26.0 Bcf at an average loss of $0.17 per Mcf. Additionally, there was a $0.15 per Mcfe decrease in the uplift from NGLs and condensate sales volumes when excluding the impact of hedging due to the sale of the previously mentioned JV assets in the third quarter of 2018 which consisted primarily of wet gas production. This was partially offset by an $0.18 per Mcf increase in average gas sales price.

Total operating costs and expenses for the Utica segment were $50 million for the three months ended March 31, 2019 compared to $70 million for the three months ended March 31, 2018. The decrease in total dollars and increase in unit costs for the Utica segment were due to the following items:

•Utica lease operating expense was $5 million for the three months ended March 31, 2019 compared to $12 million for the three months ended March 31, 2018. The decrease in total dollars was primarily due to a decrease in water disposal costs due to an increase in reuse of produced water in well completions and a reduction in well operating costs due to the overall decrease in Utica volumes described above. The decrease in unit costs was driven by the decrease in total dollars.

•Utica transportation, gathering and compression costs were $9 million for the three months ended March 31, 2019 compared to $16 million for the three months ended March 31, 2018. The $7 million decrease in total dollars and $0.08 per Mcfe decrease in unit costs were both due to the overall decrease in Utica volumes as well as the shift to lower cost dry gas production.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $35 million for the three months ended March 31, 2019 compared to $41 million for the three months ended March 31, 2018. These amounts included depletion on a unit of production basis of $1.77 per Mcfe and $0.92 per Mcfe, respectively. The increase in the units of production depreciation, depletion and amortization rate was due to negative reserve revisions, an increase in capital expenditures and a higher DD&A rate on deep dry Utica wells compared to the lower capital cost Utica wells which were part of the Ohio JV asset sale in 2018. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $13 million for both the three months ended March 31, 2019 and for the three months ended March 31, 2018.

	For the Three Months Ended March 31,
	2019	2018	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	13.7	15.9	(2.2)	(13.8)%

Average Sales Price - Gas (per Mcf)	$3.64	$3.62	$0.02	0.6%
Loss on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(0.31)	$(0.15)	$(0.16)	(106.7)%

Total Average CBM Sales Price (per Mcf)	$3.32	$3.47	$(0.15)	(4.3)%
Average CBM Lease Operating Expenses (per Mcf)	0.31	0.42	(0.11)	(26.2)%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.14	0.12	0.02	16.7%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.69	0.90	(0.21)	(23.3)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.24	1.20	0.04	3.3%
Total Average CBM Costs (per Mcf)	$2.38	$2.64	$(0.26)	(9.8)%
Average Margin for CBM (per Mcf)	$0.94	$0.83	$0.11	13.3%

The CBM segment had natural gas revenue of $50 million for the three months ended March 31, 2019 compared to $57 million for the three months ended March 31, 2018. The $7 million decrease was primarily due to the 13.8% decrease in total CBM sales volumes and the 4.3% decrease in total average CBM sales price. The decrease in CBM sales volumes was primarily due to normal well declines, less drilling activity and the sale of certain CBM assets that were sold along with the majority of CNX's shallow oil and gas assets in 2018 (See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

The total average CBM sales price decreased $0.15 per Mcf due to a $0.16 per Mcf increase in the loss on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 8.8 Bcf of the Company's produced CBM sales volumes for the three months ended March 31, 2019 at an average loss of $0.49. For the three months ended March 31, 2018, these financial hedges represented approximately 11.7 Bcf at an average loss of $0.21 per Mcf.

Total operating costs and expenses for the CBM segment were $33 million for the three months ended March 31, 2019 compared to $42 million for the three months ended March 31, 2018. The decrease in total dollars and decrease in unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $4 million for the three months ended March 31, 2019 compared to $7 million for the three months ended March 31, 2018. The $3 million decrease was primarily due to reductions in contractor services and a decrease in repairs and maintenance costs. The decrease in unit costs was also due to the decrease in total dollars.

•CBM transportation, gathering and compression costs were $9 million for the three months ended March 31, 2019 compared to $14 million for the three months ended March 31, 2018. The $5 million decrease in total dollars as well as the $0.21 per Mcf decrease in unit costs were primarily related to a decrease in utilized firm transportation expense as well as a decrease in contractor services.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $18 million for the three months ended March 31, 2019 compared to $19 million for the three months ended March 31, 2018. These amounts included depletion on a unit of production basis of $1.05 per Mcfe and $0.69 per Mcf, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER GAS SEGMENT

The Other Gas segment had a loss before income tax of $239 million for the three months ended March 31, 2019 compared to a loss before income tax of $13 million for the three months ended March 31, 2018.

	For the Three Months Ended March 31,
	2019	2018	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	—	4.1	(4.1)	(100.0)%
Oil Sales Volumes (Bcfe)*	—	0.1	(0.1)	(100.0)%
Total Other Sales Volumes (Bcfe)*	—	4.2	(4.2)	(100.0)%

*Oil is converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil and natural gas prices.

The Other Gas segment includes activity not assigned to the Marcellus, Utica, or CBM segments. This segment also includes purchased gas activity, unrealized gain on commodity derivative instruments, exploration and production related other costs and other operational activity not assigned to a specific segment.

Other Gas sales volumes are primarily related to shallow oil and gas production. CNX sold substantially all of these assets on March 30, 2018 (See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). There was nominal natural gas, NGLs and oil revenue related to the Other Gas segment for the three months ended March 31, 2019 compared to $13 million for the three months ended March 31, 2018. The decrease in natural gas, NGLs and oil revenue was due to the asset sale. Total operating costs and expenses related to these other sales were $3 million for the three months ended March 31, 2019 compared to $9 million for the three months ended March 31, 2018.

The Other Gas segment recognized an unrealized loss on commodity derivative instruments of $154 million for the three months ended March 31, 2019. For the three months ended March 31, 2018, the Other Gas segment recognized an unrealized gain on commodity derivative instruments of $52 million as well as cash settlements paid of $1 million. The unrealized gain/loss on commodity derivative instruments represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas

Purchased gas volumes represent volumes of gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers. Purchased gas revenues were $16 million for the three months ended March 31, 2019 compared to $18 million for the three months ended March 31, 2018. Purchased gas costs were $16 million for the three months ended March 31, 2019 compared to $17 million for the three months ended March 31, 2018. The period-to-period decrease in purchased gas revenue was due to the decrease in averages sales price offset in part by an increase in purchased gas sales volumes.

	For the Three Months Ended March 31,
	2019	2018	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcfe)	5.4	5.3	0.1	1.9%
Average Sales Price (per Mcfe)	$3.00	$3.43	$(0.43)	(12.5)%
Average Cost (per Mcfe)	$3.00	$3.24	$(0.24)	(7.4)%

Other Operating Income

Other operating income was $3 million for the three months ended March 31, 2019 compared to $11 million for the three months ended March 31, 2018. The $8 million decrease was due to the following items:

	For the Three Months Ended March 31,
(in millions)	2019	2018	Variance	Percent Change
Water Income	$—	$6	$(6)	(100.0)%
Equity in Earnings of Affiliates	—	2	(2)	(100.0)%
Gathering Income	3	2	1	50.0%
Other	—	1	(1)	(100.0)%
Total Other Operating Income	$3	$11	$(8)	(72.7)%

•	Water income decreased $6 million due to sales of freshwater to third-parties for hydraulic fracturing in the 2018 period. There were nominal sales in the 2019 period.

Exploration and Production Related Other Costs

Exploration and production related other costs were $3 million for the three months ended March 31, 2019 compared to $2 million for the three months ended March 31, 2018.

	For the Three Months Ended March 31,
(in millions)	2019	2018	Variance	Percent Change
Lease Expiration Costs	$2	$1	$1	100.0%
Land Rentals	1	1	—	—%
Total Exploration and Production Other Costs	$3	$2	$1	50.0%

Other Operating Expenses

Other operating expenses were $23 million for the three months ended March 31, 2019 compared to $17 million for the three months ended March 31, 2018. The $6 million increase was due to the following items:

	For the Three Months Ended March 31,
	2019	2018	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$13	$8	$5	62.5%
Idle Equipment and Service Charges	5	4	1	25.0%
Insurance Expense	1	1	—	—%
Severance Expense	—	1	(1)	(100.0)%
Other	4	3	1	33.3%
Total Other Operating Expense	$23	$17	$6	35.3%

•
Unutilized Firm Transportation and Processing Fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. The increase in the period-to-period comparison was primarily due to additional capacity obtained for expected near-term production increases in certain areas. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Gathering Income in Total Other Operating Income above.

•
Idle Equipment and Service Charges primarily relate to the temporary idling of some of the Company's natural gas drilling rigs as well as related equipment and other services that may be needed in the natural gas drilling and completions process. The increase of $1 million in the period-to-period comparison was primarily due to an increase in idle rig expense as a result of the Shaw event (Refer to "General-Market Discussion" for more information).

Selling, General and Administrative

SG&A costs represent direct charges for the management and operation of CNX's E&P division. SG&A costs were $31 million for the three months ended March 31, 2019 compared to $25 million for the three months ended March 31, 2018. Refer to the discussion of total company SG&A costs contained in the section "Net (Loss) Income Attributable to CNX Resources Shareholders" of this Form 10-Q for a detailed cost explanation.

Interest Expense

Interest expense of $28 million was recognized in the three months ended March 31, 2019 compared to $36 million in the three months ended March 31, 2018. The $8 million decrease was primarily due to the reduction in higher cost long-term debt, resulting from the $500 million purchase, in the 2018 period, of the outstanding 8.00% senior notes due in April 2023, offset, in part, by additional borrowings on the CNX credit facility. In the three months ended March 31, 2018, CNX purchased $391 million of its outstanding 5.875% senior notes due in April 2022. See Note 10 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

TOTAL MIDSTREAM DIVISION ANALYSIS for the three months ended March 31, 2019 compared to the period January 3, 2018 through March 31, 2018:

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

On January 3, 2018, CNX completed the Midstream Acquisition (See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). CNX Gathering holds all of the interests in CNX Midstream GP, LLC, which holds the general partner interest and incentive distribution rights in CNXM. As a result of this transaction, CNX owns and controls 100% of CNX Gathering, making CNXM a single-sponsor master limited partnership and thus the Company began consolidating on January 3, 2018.

(in millions)	For the three months ended March 31, 2019	For the period January 3, 2018 through March 31, 2018
Midstream Revenue - Related Party	$54	$38
Midstream Revenue - Third Party	19	26
Total Revenue	$73	$64

Transportation, Gathering and Compression	$12	$13
Depreciation, Depletion and Amortization	8	9
Selling, General, and Administrative Costs	6	6
Total Operating Costs and Expenses	26	28
Loss (Gain) on Asset Sales and Abandonments	7	(2)
Interest Expense	7	2
Total Midstream Division Costs	40	28
Earnings Before Income Tax	$33	$36

Midstream Revenue

Midstream revenue consists of revenue related to volumes gathered on behalf of CNX and other third-party natural gas producers. CNXM charges a higher fee for natural gas that is shipped on its wet system compared to gas shipped through its dry system. CNXM revenue can also be impacted by the relative mix of gathered volumes by area, which may vary depending upon delivery point and may change dynamically depending on commodity prices at time of shipment.

The table below summaries volumes gathered by gas type:

	For the three months ended March 31, 2019	For the period January 3, 2018 through March 31, 2018
Dry Gas (BBtu/d) (*)	839	708
Wet Gas (BBtu/d) (*)	700	712
Other (BBtu/d) (*)(**)	134	26
Total Gathered Volumes	1,673	1,446
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

Transportation, Gathering and Compression

Transportation, Gathering and Compression costs were $12 million for the three months ended March 31, 2019 compared to $13 million for the period January 3, 2018 through March 31, 2018 and are comprised of items directly related to the cost of gathering natural gas at the wellhead and transporting it to interstate pipelines or other local sales points. These costs include items such as electrically-powered compression, compressor rental, repairs and maintenance, supplies, treating and contract services.

Selling, General and Administrative Expense

SG&A expense is comprised of direct charges for the management and operation of CNXM assets. SG&A costs were $6 million for the three months ended March 31, 2019 compared to $6 million for the period January 3, 2018 through March 31, 2018. Refer to the discussion of total Company selling, general and administrative costs contained in the section "Net (Loss) Income Attributable to CNX Resources Shareholders" of this Form 10-Q for a detailed cost explanation.

Depreciation Expense

Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years.

Loss (Gain) on Asset Sales and Abandonments

During the three months ended March 31, 2019, CNXM abandoned the construction of a compressor station that was designed to support additional production within certain areas of what is referred to as their "Anchor System," incurring a loss of $7 million that is included in Loss (Gain) on Asset Sales and Abandonments in the Consolidated Statements of Income. CNXM continues to evaluate projects as CNX's and third-party customer development plans change in order to optimize system design and to actively manage capital investments. During the period January 3, 2018 through March 31, 2018, CNXM sold property and equipment to an unrelated third-party for $6 million in cash proceeds resulting in a gain of $2 million.

Interest Expense

Interest expense is comprised of interest on the outstanding balance under CNXM's senior notes due 2026 and its revolving credit facility. Interest expense was $7 million for the three months ended March 31, 2019 compared to $2 million for the period January 3, 2018 through March 31, 2018.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX has also entered into various natural gas swap and option transactions, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net liability of $55 million at March 31, 2019 and a net asset of $99 million at December 31, 2018. The Company has not experienced any issues of non-performance by derivative counterparties.
CNX frequently evaluates potential acquisitions. CNX has funded acquisitions with cash generated from operations and a variety of other sources, depending on the size of the transaction, including debt and equity financing. There can be no assurance that additional capital resources, including debt and equity financing, will be available to CNX on terms which CNX finds acceptable, or at all.

Cash Flows (in millions)

	For the Three Months Ended March 31,
	2019	2018	Change
Cash Provided by Operating Activities	$309	$259	$50
Cash Used in Investing Activities	$(293)	$(426)	$133
Cash Used in Financing Activities	$(9)	$(260)	$251

Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:

•	Net income decreased $610 million in the period-to-period comparison.

•
Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $225 million change in deferred income taxes, a $624 million decrease in gain on previously held equity interest, a $206 million net change in commodity derivative instruments, an $8 million increase in the loss on debt extinguishment, and a $14 million change in loss (gain) on asset sales and abandonments.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:

•
Capital expenditures increased $67 million in the period-to-period comparison primarily due to increased expenditures in the Marcellus Shale play resulting from increased drilling and completions activity as well as an increase in CNXM's capital expenditures due to additional spend in order to support both CNX's and third-party customer development plans.

•
Proceeds from asset sales decreased $96 million primarily due to the 2018 sale of substantially all of CNX's shallow oil and gas and certain CBM assets in Pennsylvania and West Virginia. See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
In January 2018, CNX acquired Noble Energy's interest in CNX Gathering for a net payment of $299 million. See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:

•
During the three months ended March 31, 2019, CNX paid $406 million to repurchase $400 million of the senior notes due in 2022 at a 101.5% principal amount. During the three months ended March 31, 2018, CNX paid $405 million to repurchase $391 million of the senior notes due in 2022 at a 103.8% principal amount. See Note 10 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
During the three months ended March 31, 2019, CNX received proceeds of $500 million from the issuance of senior notes due in 2027. During the three months ended March 31, 2018, CNX received proceeds of $394 million from the issuance of CNXM's senior notes due in 2026. See Note 10 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•	In the three months ended March 31, 2019, CNX repurchased $32 million of its common stock on the open market compared to $81 million in the three months ended March 31, 2018.

•	In the three months ended March 31, 2019, there were $98 million of net payments on the CNX credit facility and no payments in the 2018 period.

•	In the three months ended March 31, 2019, there were $53 million of net proceeds from the CNXM credit facility compared to $130 million of net payments during the three months ended March 31, 2018.

•	In the three months ended March 31, 2019, there were $3 million in debt issuance and financing fees compared to $19 million during the three months ended March 31, 2018.

The following is a summary of the Company's significant contractual obligations at March 31, 2019 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$12,545	$3,079	$808	$—	$16,432
Gas Firm Transportation and Processing	230,868	470,324	411,242	1,153,384	2,265,818
Long-Term Debt	—	—	1,546,279	894,813	2,441,092
Interest on Long-Term Debt	144,124	288,248	179,849	160,751	772,972
Finance Lease Obligations	7,182	11,927	343	—	19,452
Interest on Finance Lease Obligations	1,167	831	74	—	2,072
Operating Lease Obligations	70,345	114,792	7,396	28,551	221,084
Interest on Operating Lease Obligations	9,214	9,519	3,527	5,923	28,183
Long-Term Liabilities—Employee Related (a)	1,848	3,954	4,340	23,872	34,014
Other Long-Term Liabilities (b)	243,199	25,267	7,653	17,851	293,970
Total Contractual Obligations (c)	$720,492	$927,941	$2,161,511	$2,285,145	$6,095,089
 _________________________

(a)	Employee related long-term liabilities include salaried retirement contributions and work-related injuries and illnesses.

(b)	Other long-term liabilities include royalties and other long-term liability costs.

(c)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt
At March 31, 2019, CNX had total long-term debt of $2,441 million, excluding unamortized debt issuance costs. This long-term debt consisted of:

•
An aggregate principal amount of $894 million of 5.875% Senior Notes due in April 2022 plus $1 million of unamortized bond premium. Interest on the notes is payable April 15 and October 15 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM.

•	An aggregate principal amount of $514 million in outstanding borrowings under the CNX credit facility.

•
An aggregate principal amount of $500 million of 7.25% Senior Notes due in March 2027. Interest on the notes is payable March 14 and September 14 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM.

•
An aggregate principal amount of $400 million of 6.50% Senior Notes due in March 2026 issued by CNXM, less $5 million of unamortized bond discount. Interest on the notes is payable March 15 and September 15 of each year. Payment of the principal and interest on the notes is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of these notes.

•	An aggregate principal amount of $137 million in outstanding borrowings under the CNXM revolver. CNX is not a guarantor of CNXM's revolving credit facility.

Total Equity and Dividends
CNX had total equity of $4,975 million at March 31, 2019 compared to $5,082 million at December 31, 2018. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX's Board of Directors determines whether dividends will be paid quarterly. CNX suspended its quarterly dividend in March 2016 to further reflect the Company's increased emphasis on growth. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as the Board of Directors deems relevant. The Company's Credit Facility limits CNX's ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's leverage ratio exceeds 3.50 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the Credit Facility. The total leverage ratio was 2.22 to 1.00 at March 31, 2019. The Credit Facility does not permit dividend payments in the event of default. The indentures to the 5.875% Senior Notes due in April 2022 and the 7.25% Senior Notes due in March 2027 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the three months ended March 31, 2019.

On April 17, 2019 the Board of Directors of CNX Midstream GP LLC, the general partner of CNX Midstream Partners LP, announced the declaration of a cash distribution of $0.3732 per unit with respect to the first quarter of 2019. The distribution will be made on May 14, 2019 to unitholders of record as of the close of business on May 6, 2019. The distribution, which equates to an annual rate of $1.4928 per unit, represents an increase of 3.6% over the prior quarter, and an increase of 15% over the distribution paid with respect to the first quarter of 2018.

Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at March 31, 2019. Management believes these items will expire without being funded. See Note 12 - Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

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

•	the separation of CONSOL Energy could result in substantial tax liability; and

•	other factors discussed in the Company's 2018 Annual Report on Form 10-K under “Risk Factors,” as updated by any subsequent Forms 10-Q, which are on file at the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

For a summary of accounting policies related to derivative instruments, see Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of CNX's 2018 Annual Report on Form 10-K.

At March 31, 2019, our open derivative instruments were in a net liability position with a fair value of $55 million, and at December 31, 2018 our open derivative instruments were in a net asset position with a fair value of $99 million. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at March 31, 2019 and December 31, 2018. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $467 million and $427 million at March 31, 2019 and December 31, 2018, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $462 million and $453 million at March 31, 2019 and December 31, 2018, respectively.

CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 2019 and December 31, 2018, CNX had $1,799 million and $1,703 million, respectively, aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $11 million and $9 million, respectively. At March 31, 2019 and December 31, 2018, CNX had $651 million and $696 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to our Credit Facility, under which there were $514 million of borrowings at March 31, 2019 and $612 million at December 31, 2018, and CNXM's revolving credit facility, under which there were $137 million of borrowings at March 31, 2019 and $84 million at December 31, 2018. A hypothetical 100 basis-point increase in the average rate for CNX's and CNXM's revolving credit facilities would decrease pre-tax future earnings as of March 31, 2019 and December 31, 2018 by $7 million on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of April 11, 2019, our hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2019 Fixed Price Volumes
Hedged Bcf	N/A	100.1	101.5	96.5	291.5*
Weighted Average Hedge Price per Mcf	N/A	$2.68	$2.67	$2.70	$2.68
2020 Fixed Price Volumes
Hedged Bcf	114.7	121.4	122.7	122.7	471.3*
Weighted Average Hedge Price per Mcf	$2.58	$2.52	$2.52	$2.52	$2.52
2021 Fixed Price Volumes
Hedged Bcf	102.6	103.8	104.9	104.9	416.2
Weighted Average Hedge Price per Mcf	$2.43	$2.43	$2.43	$2.43	$2.43
2022 Fixed Price Volumes
Hedged Bcf	69.6	70.3	71.1	71.1	282.1
Weighted Average Hedge Price per Mcf	$2.48	$2.48	$2.48	$2.48	$2.48
2023 Fixed Price Volumes
Hedged Bcf	36.3	36.8	37.1	37.1	147.3
Weighted Average Hedge Price per Mcf	$2.37	$2.37	$2.37	$2.37	$2.37
2024 Fixed Price Volumes
Hedged Bcf	1.7	1.7	1.7	1.8	6.9
Weighted Average Hedge Price per Mcf	$3.01	$3.01	$3.01	$3.01	$3.01
*Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2019 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A.     RISK FACTORS
CNX is subject to certain risks and hazards due to the nature of the business activities it conducts. For a discussion of these risks, see “Item 1A. Risk Factors” in CNX's 2018 Annual Report on Form 10-K as filed with the SEC on February 7, 2019 ("2018 Form 10-K"). The risks described in the 2018 Form 10-K could materially and adversely affect CNX's business, financial condition, cash flows, and results of operations. There have been no material changes to the risks described in the 2018 Form 10-K. CNX may experience additional risks and uncertainties not currently known; or, as a result of developments occurring in the future, conditions that are currently deemed to be immaterial may also materially and adversely affect CNX's business, financial condition, cash flows, and results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the three months ended March 31, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
January 1, 2019- January 31, 2019	393,223	$12.10	393,223	$258,925
February 1, 2019- February 28, 2019	1,704,000	$10.47	1,704,000	$241,083
March 1, 2019- March 31, 2019	1,023,831	$10.58	1,023,831	$230,249
Total	3,121,054
(1) Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(2) Shares repurchased as part of the Company’s current $750 million share repurchase program authorized by the Board of Directors in October 30, 2017, which is not subject to an expiration date.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Bylaws of CNX Resources Corporation, incorporated by reference to Exhibit 3.1 to Form 8-K (file no. 001-14901) filed on April 10, 2019.

4.1
Indenture, dated as of March 14, 2019, by and among CNX Resources Corporation, the subsidiary guarantors party thereto and UMB Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on March 14, 2019.

10.1
Waiver No. 1 to Second Amended and Restated Credit Agreement, dated as of February 27, 2019, by and among CNX Resources Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and PNC Bank, National Association, as administrative agent and collateral agent, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on March 4, 2019.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2019 furnished in XBRL).
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

Dated: April 30, 2019

CNX RESOURCES CORPORATION

By:	/s/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Director, Chief Executive Officer and President (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ DONALD W. RUSH
Donald W. Rush
Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial Officer)

By:	/S/ JASON L. MUMFORD
Jason L. Mumford
Chief Accounting Officer and Vice President (Duly Authorized Officer and Principal Accounting Officer)