Form 10-Q
period 2019-06-30
CNX Resources Corp
filed 2019-07-30
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019
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
CNX Center
1000 CONSOL Energy Drive Suite 400
Canonsburg, PA 15317-6506
(724) 485-4000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock ($.01 par value)	CNX	New York Stock Exchange
Preferred Share Purchase Rights	--	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of July 15, 2019
Common stock, $0.01 par value	187,563,388

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
Btu - One British Thermal unit.
BBtu - One billion British Thermal units.
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

PART I : FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
(Unaudited)	June 30,		June 30,
Revenues and Other Operating Income:	2019	2018	2019	2018
Natural Gas, NGLs and Oil Revenue	$342,865	$334,517	$778,811	$740,140
Gain on Commodity Derivative Instruments	221,581	25,660	26,205	60,747
Purchased Gas Revenue	18,768	9,930	34,989	27,985
Midstream Revenue	18,895	23,483	37,338	49,737
Other Operating Income	2,923	8,534	6,120	19,244
Total Revenue and Other Operating Income	605,032	402,124	883,463	897,853
Costs and Expenses:
Operating Expense
Lease Operating Expense	19,876	25,338	38,504	62,148
Transportation, Gathering and Compression	84,614	75,767	164,023	162,028
Production, Ad Valorem, and Other Fees	7,030	7,703	13,976	16,936
Depreciation, Depletion and Amortization	128,999	119,087	254,159	243,754
Exploration and Production Related Other Costs	5,567	3,699	8,825	6,079
Purchased Gas Costs	18,772	9,747	34,986	26,801
Impairment of Other Intangible Assets	—	18,650	—	18,650
Selling, General, and Administrative Costs	48,970	34,909	84,709	66,258
Other Operating Expense	17,976	17,786	41,451	33,832
Total Operating Expense	331,804	312,686	640,633	636,486
Other Expense (Income)
Other (Income) Expense	(99)	575	(681)	(5,917)
(Gain) Loss on Asset Sales and Abandonments	(387)	(3,280)	2,699	(14,622)
Gain on Previously Held Equity Interest	—	—	—	(623,663)
Loss on Debt Extinguishment	77	23,413	7,614	39,048
Interest Expense	40,152	38,438	75,923	76,989
Total Other Expense (Income)	39,743	59,146	85,555	(528,165)
Total Costs and Expenses	371,547	371,832	726,188	108,321
Earnings Before Income Tax	233,485	30,292	157,275	789,532
Income Tax Expense (Benefit)	40,791	(31,102)	29,231	182,592
Net Income	192,694	61,394	128,044	606,940
Less: Net Income Attributable to Noncontrolling Interest	30,217	19,380	52,904	37,363
Net Income Attributable to CNX Resources Shareholders	$162,477	$42,014	$75,140	$569,577

Earnings per Share
Basic	$0.85	$0.19	$0.39	$2.60
Diluted	$0.84	$0.19	$0.38	$2.57

Dividends Declared	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
(Unaudited)	2019	2018	2019	2018
Net Income	$192,694	$61,394	$128,044	$606,940
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($14), ($687), ($29), ($781))	41	1,812	85	1,982

Comprehensive Income	192,735	63,206	128,129	608,922

Less: Comprehensive Income Attributable to Noncontrolling Interest	30,217	19,380	52,904	37,363

Comprehensive Income Attributable to CNX Resources Shareholders	$162,518	$43,826	$75,225	$571,559

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$32,611	$17,198
Accounts and Notes Receivable:
Trade	125,084	252,424
Other Receivables	11,636	11,077
Supplies Inventories	11,242	9,715
Recoverable Income Taxes	113,592	149,481
Prepaid Expenses	165,929	61,791
Total Current Assets	460,094	501,686
Property, Plant and Equipment:
Property, Plant and Equipment	10,203,489	9,567,428
Less—Accumulated Depreciation, Depletion and Amortization	2,863,627	2,624,984
Total Property, Plant and Equipment—Net	7,339,862	6,942,444
Other Assets:
Operating Lease Right-of-Use Assets	224,950	—
Investment in Affiliates	17,637	18,663
Goodwill	796,359	796,359
Other Intangible Assets	99,923	103,200
Other	207,872	229,818
Total Other Assets	1,346,741	1,148,040
TOTAL ASSETS	$9,146,697	$8,592,170

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	June 30, 2019	December 31, 2018
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$305,070	$229,806
Current Portion of Finance Lease Obligations	7,133	6,997
Current Portion of Operating Lease Obligations	66,209	—
Other Accrued Liabilities	244,833	286,172
Total Current Liabilities	623,245	522,975
Non-Current Liabilities:
Long-Term Debt	2,618,375	2,378,205
Finance Lease Obligations	10,569	13,299
Deferred Income Taxes	427,942	398,682
Operating Lease Obligations	137,464	—
Asset Retirement Obligations	32,951	37,479
Other	196,156	159,787
Total Non-Current Liabilities	3,423,457	2,987,452
TOTAL LIABILITIES	4,046,702	3,510,427
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 187,559,362 Issued and Outstanding at June 30, 2019; 198,663,342 Issued and Outstanding at December 31, 2018	1,879	1,990
Capital in Excess of Par Value	2,203,969	2,264,063
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	2,127,627	2,071,809
Accumulated Other Comprehensive Loss	(7,819)	(7,904)
Total CNX Resources Stockholders’ Equity	4,325,656	4,329,958
Noncontrolling Interest	774,339	751,785
TOTAL STOCKHOLDERS' EQUITY	5,099,995	5,081,743
TOTAL LIABILITIES AND EQUITY	$9,146,697	$8,592,170

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended		Six Months Ended
(Unaudited)	June 30,		June 30,
Dollars in Thousands	2019	2018	2019	2018
Total Stockholders’ Equity, Beginning Balance	$4,974,809	$5,067,906	$5,081,743	$3,899,899

Common Stock and Capital in Excess of Par Value:
Beginning Balance	2,251,475	2,411,665	2,266,053	2,452,564
Issuance of Common Stock	62	507	161	1,563
Purchase and Retirement of Common Stock	(69,022)	(42,402)	(93,990)	(88,688)
Amortization of Stock-Based Compensation Awards	23,333	5,018	33,624	9,349
Ending Balance	2,205,848	2,374,788	2,205,848	2,374,788

Retained Earnings:
Beginning Balance	1,971,898	1,940,882	2,071,809	1,455,811
Net Income	162,477	42,014	75,140	569,577
Purchase and Retirement of Common Stock	(5,261)	(42,354)	(13,790)	(80,031)
Shares Withheld for Taxes	(1,487)	(35)	(5,532)	(4,850)
Ending Balance	2,127,627	1,940,507	2,127,627	1,940,507

Accumulated Other Comprehensive Loss:
Beginning Balance	(7,860)	(8,306)	(7,904)	(8,476)
Other Comprehensive Income	41	1,812	85	1,982
Ending Balance	(7,819)	(6,494)	(7,819)	(6,494)

Total CNX Resources Corporation Stockholders' Equity	4,325,656	4,308,801	4,325,656	4,308,801

Non-Controlling Interest:
Beginning Balance	759,296	723,665	751,785	—
Net Income	30,217	19,380	52,904	37,363
Shares Withheld for Taxes	(25)	—	(690)	(347)
Amortization of Stock-Based Compensation Awards	540	691	1,152	1,269
Distributions to CNXM Noncontrolling Interest Holders	(15,689)	(13,614)	(30,812)	(26,740)
Acquisition of CNX Gathering, LLC	—	—	—	718,577
Ending Balance	774,339	730,122	774,339	730,122

Total Stockholders' Equity, Ending Balance	$5,099,995	$5,038,923	$5,099,995	$5,038,923

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended
Dollars in Thousands	June 30,
Cash Flows from Operating Activities:	2019	2018
Net Income	$128,044	$606,940
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	254,159	243,754
Amortization of Deferred Financing Costs	4,408	4,821
Impairment of Other Intangible Assets	—	18,650
Stock-Based Compensation	34,776	10,618
Loss (Gain) on Asset Sales and Abandonments	2,699	(14,622)
Gain on Previously Held Equity Interest	—	(623,663)
Loss on Debt Extinguishment	7,614	39,048
Gain on Commodity Derivative Instruments	(26,205)	(60,747)
Net Cash Paid in Settlement of Commodity Derivative Instruments	(30,710)	(307)
Deferred Income Taxes	29,231	190,194
Equity in Earnings of Affiliates	(1,030)	(3,447)
Return on Equity Investment	2,056	—
Changes in Operating Assets:
Accounts and Notes Receivable	125,991	44,156
Recoverable Income Taxes	35,888	3,743
Supplies Inventories	(1,527)	243
Prepaid Expenses	4,287	1,327
Changes in Operating Liabilities:
Accounts Payable	29,346	(3,198)
Accrued Interest	5,050	(3,358)
Other Operating Liabilities	(36,392)	1,504
Changes in Other Liabilities	(6,907)	(5,374)
Other	(105)	648
Net Cash Provided by Operating Activities	560,673	450,930
Cash Flows from Investing Activities:
Capital Expenditures	(628,365)	(496,659)
CNX Gathering LLC Acquisition, Net of Cash Acquired	—	(299,272)
Proceeds from Asset Sales	7,087	153,420
Net Distributions from Equity Affiliates	—	3,650
Net Cash Used in Investing Activities	(621,278)	(638,861)
Cash Flows from Financing Activities:
Payments on Miscellaneous Borrowings	(3,515)	(3,748)
Payments on Long-Term Notes	(405,876)	(723,419)
Net Proceeds from (Payments on) CNXM Revolving Credit Facility	124,000	(138,500)
Proceeds from CNX Revolving Credit Facility	18,000	422,000
Proceeds from Issuance of CNX Senior Notes	500,000	—
Proceeds from Issuance of CNXM Senior Notes	—	394,000
Distributions to CNXM Noncontrolling Interest Holders	(30,812)	(26,740)
Proceeds from Issuance of Common Stock	161	1,563
Shares Withheld for Taxes	(6,222)	(5,197)
Purchases of Common Stock	(109,780)	(166,720)
Debt Repurchase and Financing Fees	(9,938)	(19,629)
Net Cash Provided by (Used in) Financing Activities	76,018	(266,390)
Net Increase (Decrease) in Cash and Cash Equivalents	15,413	(454,321)
Cash and Cash Equivalents at Beginning of Period	17,198	509,167
Cash and Cash Equivalents at End of Period	$32,611	$54,846

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for future periods.

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

The Consolidated Balance Sheet at June 30, 2019 reflects the full consolidation of CNX Gathering LLC's assets and liabilities as a result of the acquisition by CNX Gas Company LLC ("CNX Gas"), an indirect wholly owned subsidiary of CNX, of NBL Midstream, LLC's ("Noble") 50% interest in CNX Gathering LLC on January 3, 2018 (See Note 5 - Acquisitions and Dispositions for more information).

NOTE 2—EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income attributable to CNX shareholders by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from stock options, performance stock options, restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and performance share options were exercised, that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. CNX Midstream Partners LP's ("CNXM") dilutive units did not have a material impact on the Company's earnings per share calculations for the three or six months ended June 30, 2019, the three months ended June 30, 2018, or the period from January 3, 2018 through June 30, 2018.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be antidilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Anti-dilutive Options	2,041,273	2,300,785	2,041,273	2,300,785
Anti-dilutive Restricted Stock Units	150,007	—	220,858	7,828
Anti-dilutive Performance Share Units	—	—	—	178,189
Anti-dilutive Performance Stock Options	927,268	927,268	927,268	927,268
	3,118,548	3,228,053	3,189,399	3,414,070

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Options	7,093	73,583	20,841	227,301
Restricted Stock Units	515,265	7,260	973,234	178,397
Performance Share Units	—	—	342,882	357,597
	522,358	80,843	1,336,957	763,295

Pursuant to the terms of the change in control severance agreements of certain employees and CNX officers, outstanding equity awards held by such employees vest upon a stockholder (or stockholder group) becoming the beneficial owner of more than 25% of the Company's outstanding common stock. During the three months ended June 30, 2019, Southeastern Asset Management, Inc. and its affiliates ("SEAM") acquired shares of CNX's common stock in the open market which resulted in SEAM's aggregate share ownership exceeding more than 25% of CNX's common stock outstanding. This transaction, as such, constituted a change in control event, resulting in the accelerated vesting of 473,126 restricted stock units and 903,100 performance share units held by the aforementioned employees that were issued prior to 2019. Those affected employees and officers each consented to waive the change in control vesting provision included in the change in control severance agreements with respect to their 2019 restricted stock unit and performance share unit awards. The accelerated vesting resulted in $19,654 of additional long-term equity-based compensation expense for both the three and six months ended June 30, 2019, and is included in Selling, General, and Administrative Costs in the Consolidated Statements of Income. The performance share unit awards that vested continue to be subject to the attainment of performance goals as determined by the Compensation Committee of CNX's Board of Directors after the end of the applicable performance period.
The computations for basic and diluted earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$192,694	$61,394	$128,044	$606,940
Less: Net Income Attributable to Non-Controlling Interest	30,217	19,380	52,904	37,363
Net Income Attributable to CNX Resources Shareholders	$162,477	$42,014	$75,140	$569,577

Weighted-average Shares of Common Stock Outstanding	191,524,289	215,991,490	194,483,555	218,944,422
Effect of Diluted Shares	1,256,443	2,938,470	1,507,800	2,701,442
Weighted-average Diluted Shares of Common Stock Outstanding	192,780,732	218,929,960	195,991,355	221,645,864

Earnings per Share:
Basic	$0.85	$0.19	$0.39	$2.60
Diluted	$0.84	$0.19	$0.38	$2.57

NOTE 3—CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

Changes in Accumulated Other Comprehensive Loss related to pension obligations, net of tax, were as follows:

Amount
Balance at December 31, 2018	$(7,904)
Amounts Reclassified from Accumulated Other Comprehensive Loss, net of tax	85
Balance at June 30, 2019	$(7,819)

The following table shows the reclassification of adjustments out of Accumulated Other Comprehensive Loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Actuarially Determined Long-Term Liability Adjustments
Amortization of Prior Service Costs	$(4)	$(90)	$(8)	$(181)
Recognized Net Actuarial Loss	59	354	122	708
Total	55	264	114	527
Less: Tax Benefit	14	94	29	188
Net of Tax	$41	$170	$85	$339

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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue from Contracts with Customers
Natural Gas Revenue	$317,071	$289,294	$720,758	$636,642
NGLs Revenue	24,025	39,557	53,790	90,441
Condensate Revenue	1,680	4,996	4,007	11,499
Oil Revenue	89	670	256	1,558
Total Natural Gas, NGLs and Oil Revenue	342,865	334,517	778,811	740,140

Purchased Gas Revenue	18,768	9,930	34,989	27,985
Midstream Revenue	18,895	23,483	37,338	49,737

Other Sources of Revenue and Other Operating Income
Gain on Commodity Derivative Instruments	221,581	25,660	26,205	60,747
Other Operating Income	2,923	8,534	6,120	19,244
Total Revenue and Other Operating Income	$605,032	$402,124	$883,463	$897,853

The disaggregated revenue corresponds with the Company’s segment reporting found in Note 16 - Segment Information.

Contract Balances

CNX invoices its customers once a performance obligation has been satisfied, at which point payment is unconditional. Accordingly, CNX's contracts with customers do not give rise to contract assets or liabilities under Accounting Standards Codification (ASC) 606. The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer. The opening and closing balances of the Company’s receivables related to contracts with customers were $252,424 and $125,084, respectively.

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

For revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $142,899 as of June 30, 2019. The Company expects to recognize net revenue of $48,904 in the next 12 months and $41,076 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with our midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and NGL revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amount received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For the three and six months ended June 30, 2019 and 2018, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 5—ACQUISITIONS AND DISPOSITIONS:

On May 2, 2018, CNX closed on an Asset Exchange Agreement (the “AEA”) with HG Energy II Appalachia, LLC (“HG Energy”), pursuant to which, among other things, HG Energy (i) paid to CNX approximately $7,000 and (ii) assigned to CNX certain undeveloped Marcellus and Utica acreage in Southwest Pennsylvania, in exchange for CNX (x) assigning its interest in certain non-core midstream assets and surface acreage and (y) releasing certain HG Energy oil and gas acreage from dedication under a gathering agreement that is partially held, indirectly, by CNX. In connection with the transaction, CNX also agreed to certain transactions with CNXM, including the amendment of the existing gas gathering agreement between CNX and CNXM to increase the existing well commitment by an additional forty wells. The net gain on the sale was $286 and is included in the Gain on Asset Sales line of the Consolidated Statements of Income.

As a result of the AEA, CNX determined that the carrying value of a portion of the customer relationship intangible assets that were acquired in connection with the Midstream Acquisition discussed below (see also Note 8 - Goodwill and Other Intangible Assets) exceeded their fair value, and recognized an impairment of approximately $18,650 which is included in the Impairment of Other Intangible Assets line of the Consolidated Statements of Income.
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

Fair Value of Consideration Transferred:

Amount
Cash Consideration	$305,000
CNX Gathering Cash on Hand at January 3, 2018 Distributed to Noble	2,620
Fair Value of Previously Held Equity Interest	799,033
Total Estimated Fair Value of Consideration Transferred	$1,106,653

The following is a summary of the fair values of the net assets acquired:

Fair Value of Assets Acquired:	Amount
Cash and Cash Equivalents	$8,348
Accounts and Notes Receivable	21,199
Prepaid Expense	2,006
Other Current Assets	163
Property, Plant and Equipment, Net	1,043,340
Intangible Assets	128,781
Other	593
Total Assets Acquired	1,204,430

Fair Value of Liabilities Assumed:
Accounts Payable	26,059
CNXM Revolving Credit Facility	149,500
Total Liabilities Assumed	175,559

Total Identifiable Net Assets	1,028,871
Fair Value of Noncontrolling Interest in CNXM	(718,577)
Goodwill	796,359
Net Assets Acquired	$1,106,653

Post-Acquisition Operating Results (Midstream Acquisition)

The Midstream Acquisition contributed the following to the Company's Midstream segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Midstream Revenue	$78,450	$61,325	$151,019	$125,503
Earnings Before Income Tax	$44,414	$27,795	$76,998	$63,329

NOTE 6—INCOME TAXES:

The effective tax rates for the three and six months ended June 30, 2019 were 17.5% and 18.6%, respectively. The effective tax rate for the six months ended June 30, 2019 differs from the U.S. federal statutory rate of 21% primarily due to the impact of noncontrolling interest, equity compensation and state income taxes.

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

The total amount of uncertain tax positions at June 30, 2019 and December 31, 2018 was $31,516. If these uncertain tax positions were recognized, approximately $31,516 would affect CNX's effective tax rate. There were no changes in unrecognized tax benefits during the three and six months ended June 30, 2019.

CNX recognizes accrued interest related to uncertain tax positions in interest expense. As of June 30, 2019 and December 31, 2018, CNX had no accrued liabilities for interest related to uncertain tax positions.
CNX recognizes penalties accrued related to uncertain tax positions in its income tax expense. As of June 30, 2019 and December 31, 2018, CNX had no accrued liabilities for tax penalties related to uncertain tax positions.
CNX and its subsidiaries file federal income tax returns with the United States and tax returns within various state jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2016. The Company expects the Internal Revenue Service to conclude its audit of tax years 2016 through 2017 in the third quarter of 2019.

NOTE 7—PROPERTY, PLANT AND EQUIPMENT:

	June 30, 2019	December 31, 2018
Property, Plant and Equipment
Intangible Drilling Cost	$4,411,513	$4,120,283
Proved Gas Properties	1,150,723	1,135,411
Gas Gathering Equipment	2,324,938	2,126,895
Unproved Gas Properties	946,114	927,667
Gas Wells and Related Equipment	983,214	859,359
Surface Land and Other Equipment	236,141	238,487
Other Gas Assets	150,846	159,326
Total Property, Plant and Equipment	10,203,489	9,567,428
Less: Accumulated Depreciation, Depletion and Amortization	2,863,627	2,624,984
Total Property, Plant and Equipment - Net	$7,339,862	$6,942,444

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

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	June 30, 2019	December 31, 2018
Other Intangible Assets
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	9,829	6,552
Total Other Intangible Assets, net	$99,923	$103,200

During the second quarter of 2018, CNX determined that the carrying value of a portion of the customer relationship intangible assets exceeded their fair value as a result of an Asset Exchange Agreement with HG Energy II Appalachia, LLC. Accordingly, CNX recognized an impairment on this intangible asset of $18,650. There were no such impairments in the current period.

Amortization expense related to other intangible assets for the three and six months ended June 30, 2019 was $1,639 and $3,277, respectively. Amortization expense for other intangible assets was $1,733 and $3,655 for the three and six months ended June 30, 2018, respectively.

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 9—REVOLVING CREDIT FACILITIES:
CNX Resources Corporation (CNX)
In April 2019, CNX amended its senior secured revolving credit facility ("Credit Facility"), and extended its maturity to April 2024. The lenders' commitments remained unchanged at $2,100,000, with an accordion feature that allows the Company to increase the commitments to $3,000,000. The borrowing base was reaffirmed at $2,100,000, including a $650,000 letters of credit aggregate sub-limit. In addition, the Cumulative Credit Basket for dividends and distributions was replaced with a basket for dividends and distributions subject to a pro forma net leverage ratio of at least 3.00 to 1.00 and availability under the credit facility of at least 15% of the aggregate commitments. If the aggregate principal amount of the existing 5.875% Senior Notes due in April 2022 and certain other publicly traded debt securities outstanding 91 days prior to the earliest maturity of such debt (the "Springing Maturity Date") is greater than $500,000, then the Credit Facility will mature on the Springing Maturity Date.

Under the terms of the amended agreement, borrowings under the revolving credit facility will bear interest at CNX's option at either:

•
the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (ii) PNC Bank, N.A.’s prime rate, or (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.25% to 1.25%; or

•the LIBOR rate, which is the LIBOR rate plus a margin ranging from 1.25% to 2.25%.

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

The CNX Credit Facility also requires that CNX maintain a maximum net leverage ratio of no greater than 4.00 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding borrowings under the revolver, measured quarterly. The calculation of all of the ratios exclude CNXM. CNX was in compliance with all financial covenants as of June 30, 2019.

At June 30, 2019, the CNX Credit Facility had $630,000 of borrowings outstanding and $198,581 of letters of credit outstanding, leaving $1,271,419 of unused capacity. At December 31, 2018, the Credit Facility had $612,000 of borrowings outstanding and $198,396 of letters of credit outstanding, leaving $1,289,604 of unused capacity.

CNX Midstream Partners LP (CNXM)
In April 2019, CNXM amended its senior secured revolving credit facility and extended its maturity to April 2024. The lenders’ commitments remained unchanged at $600,000, with an accordion feature that allows the Company to increase the available borrowings by up to an additional $250,000 under certain terms and conditions. Among other things, the revolving credit facility now includes (i) the addition of a restricted payment basket permitting cash repurchases of Incentive Distribution Rights (IDRs) subject to a secured leverage ratio of 3.00 to 1.00, a pro forma total leverage ratio of 4.00 to 1.00 and pro forma availability of 20% of commitments and (ii) a restricted payment basket for the repurchase of LP units not to exceed Available Cash (as defined in the partnership agreement) in any quarter, of up to $150,000 per year and up to $200,000 during the life of the facility.

Under the terms of the amended agreement, borrowings under the revolving credit facility will bear interest at CNXM's option at either:

•
the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (ii) PNC Bank, N.A.’s prime rate, or (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.50% to 1.50%; or

•	the LIBOR rate, plus a margin ranging from 1.50% to 2.50%.
Fees and interest rate spreads under the CNXM credit facility are based on the total leverage ratio, measured quarterly. The CNXM credit facility includes the ability to issue letters of credit up to $100,000 in the aggregate.

The CNXM revolving credit facility contains a number of affirmative and negative covenants that include, among others, covenants that, except in certain circumstances, restrict the ability of CNXM, its subsidiary guarantors and certain of its non-guarantor, non-wholly-owned subsidiaries, except in certain circumstances, to: (i) create, incur, assume or suffer to exist indebtedness; (ii) create or permit to exist liens on their properties; (iii) prepay certain indebtedness unless there is no default or event of default under the revolving facility; (iv) make or pay any dividends or distributions in excess of certain amounts; (v) merge with or into another person, liquidate or dissolve; or acquire all or substantially all of the assets of any going concern or going line of business or acquire all or a substantial portion of another person’s assets; (vi) make particular investments and loans;

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

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (w) for so long as at least $150,000 of the CNXM senior notes are outstanding, a maximum total leverage ratio of no greater than 5.25 to 1.00 (which increases to no greater than 5.50 to 1.00 during qualifying acquisition periods); (x) if less than $150,000 of the CNXM senior notes are outstanding, a maximum total leverage ratio of no greater than 4.75 to 1.00 (which increases to no greater than 5.25 to 1.00 during qualifying acquisition periods); (y) a maximum secured leverage ratio of no greater than 3.50 to 1.00 and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00. CNXM was in compliance with all financial covenants as of June 30, 2019.

The CNXM revolving credit facility also contains customary events of default, including, but not limited to, a cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants. The obligations under the revolving credit facility are secured by substantially all of the assets of CNXM and its wholly-owned subsidiaries. CNX is not a guarantor under the revolving credit facility.

At June 30, 2019, the CNXM credit facility had $208,000 of borrowings outstanding. CNXM had the maximum amount of revolving credit available for borrowing at June 30, 2019, or $392,000. At December 31, 2018, the CNXM credit facility had $84,000 of borrowings outstanding.

NOTE 10—LONG-TERM DEBT:

	June 30, 2019	December 31, 2018
Senior Notes due April 2022 at 5.875% (Principal of $894,307 and $1,294,307 plus Unamortized Premium of $1,215 and $2,069, respectively)	$895,522	$1,296,376
CNX Credit Facility	630,000	612,000
Senior Notes due March 2027 at 7.25%, Issued at Par Value	500,000	—
CNX Midstream Partners LP Senior Notes due March 2026 at 6.50% (Principal of $400,000 less Unamortized Discount of $5,000 and $5,375, respectively)	395,000	394,625
CNX Midstream Partners LP Revolving Credit Facility	208,000	84,000
Less: Unamortized Debt Issuance Costs	10,147	8,796
Long-Term Debt	$2,618,375	$2,378,205

During the six months ended June 30, 2019, CNX completed a private offering of $500,000 of 7.25% senior notes due in March 2027. The notes are guaranteed by most of CNX's subsidiaries but do not include CNXM's general partner or CNXM.

During the six months ended June 30, 2019, CNX purchased $400,000 of its outstanding 5.875% senior notes due in April 2022. As part of this transaction, a loss of $7,614 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income, which includes an adjustment to the final settlement amount of $77 that was included in Loss on Debt Extinguishment in the Consolidated Statements of Income during the three months ended June 30, 2019.

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

During the three and six months ended June 30, 2018, CNX purchased $300,000 of its outstanding 8.00% senior notes due in April 2023. As part of this transaction, a loss of $23,413 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income.

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

The components of lease cost were as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019
Operating Lease Cost	$21,441	$31,356
Finance Lease Cost:
Amortization of Right-of-Use Assets	1,309	2,626
Interest on Lease Liabilities	324	676
Short-term Lease Cost	2,543	4,367
Variable Lease Cost*	7,539	11,539
Total Lease Cost	$33,156	$50,564
*Amounts recognized on the balance sheet for natural gas drilling rigs are measured using the rates that would be paid if the rigs were idle, as this represents the minimum payment that could be made under the contract. Variable lease cost represents amounts paid for natural gas drilling rigs above this minimum when the rigs are in use. Amounts recognized on the balance sheet for electric fracturing equipment are measured using minimum pumping hours under the contract; however, pumping hours may exceed the minimum and vary period to period. Any such amounts paid related to pumping hours in excess of the minimum represent variable lease cost.

Amounts recognized in the Consolidated Balance Sheet are as follows:

June 30,
2019
Operating Leases:
Operating Lease Right-of-Use Asset	$224,950

Current Portion of Operating Lease Obligations	66,209
Operating Lease Obligations	137,464
Total Operating Lease Liabilities	$203,673

Finance Leases:
Property, Plant and Equipment	$72,932
Less—Accumulated Depreciation, Depletion and Amortization	61,102
Property, Plant and Equipment—Net	$11,830

Current Portion of Finance Lease Obligations	$7,133
Finance Lease Obligations	10,569
Total Finance Lease Liabilities	$17,702

Supplemental cash flow information related to leases was as follows:

For the Six Months Ended
June 30, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$21,153
Operating Cash Flows from Finance Leases	$676
Financing Cash Flows from Finance Leases	$3,515
Right-of-Use Assets Obtained in Exchange for Lease Obligations:
Operating Leases	$15,347
Finance Leases	$994

Maturities of lease liabilities are as follows:

	Operating	Finance
	Leases	Leases
Twelve months ended June 30,
2020	$74,712	$8,171
2021	59,536	7,627
2022	51,288	3,258
2023	5,465	243
2024	5,446	128
Thereafter	33,257	—
Total Lease Payments	229,704	19,427
Less: Interest	26,031	1,725
Present Value of Lease Liabilities	$203,673	$17,702

Lease terms and discount rates are as follows:

June 30,
2019
Weighted Average Remaining Lease Term (years):
Operating Leases	4.54
Finance Leases	2.47

Weighted Average Discount Rate:
Operating Leases	4.94%
Finance Leases	7.10%

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
At June 30, 2019, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third-parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$198,316	$162,443	$35,873	$—	$—
Other	265	265	—	—	—
Total Letters of Credit	198,581	162,708	35,873	—	—
Surety Bonds:
Employee-Related	1,850	1,850	—	—	—
Environmental	11,296	11,237	59	—	—
Financial Guarantees	81,670	81,670	—	—	—
Other	9,337	7,840	1,497	—	—
Total Surety Bonds	104,153	102,597	1,556	—	—
Total Commitments	$302,734	$265,305	$37,429	$—	$—

Excluded from the above table are commitments and guarantees entered into in conjunction with the spin-off of the Company's coal business (See CNX's 2018 Annual Report on Form 10-K as filed with the SEC on February 7, 2019 for further information). Although CONSOL Energy has agreed to indemnify CNX to the extent that CNX would be called upon to pay any of these liabilities, there is no assurance that CONSOL Energy will satisfy its obligations to indemnify CNX in the event that CNX is so called upon.

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of June 30, 2019, the purchase obligations for each of the next five years and beyond were as follows:

Obligations Due	Amount
Less than 1 year	$251,384
1 - 3 years	492,206
3 - 5 years	423,726
More than 5 years	1,159,534
Total Purchase Obligations	$2,326,850

NOTE 13—DERIVATIVE INSTRUMENTS:

In June 2019, CNX entered into an interest rate swap agreement to manage its exposure to interest rate volatility. The interest rate swap agreement relates to $160,000 of borrowings under CNX’s senior secured revolving credit facility (See Note 9 - Revolving Credit Facilities) and has the economic effect of modifying the variable-interest obligation into a fixed-interest obligation over a three-year period.

The change in fair value of the interest rate swap agreement is accounted for on a mark-to-market basis with changes in fair value recorded in current period earnings. The fair value at June 30, 2019 and the corresponding change in fair value from inception through June 30, 2019 was nominal.

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

The total notional amounts of production of CNX's derivative instruments were as follows:

	June 30,	December 31,	Forecasted to
	2019	2018	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,515.8	1,484.4	2024
Natural Gas Basis Swaps (Bcf)	1,166.1	1,056.6	2024

The gross fair value of CNX's derivative instruments was as follows:

Asset Derivative Instruments			Liability Derivative Instruments
	June 30,	December 31,		June 30,	December 31,
	2019	2018		2019	2018
Commodity Swaps:
Prepaid Expense	$144,771	$28,612	Other Accrued Liabilities	$1,606	$34,640
Other Assets	176,794	164,310	Other Liabilities	37,603	52,011
Total Asset	$321,565	$192,922	Total Liability	$39,209	$86,651

Basis Only Swaps:
Prepaid Expense	$4,934	$11,628	Other Accrued Liabilities	$46,250	$27,021
Other Assets	13,225	48,788	Other Liabilities	97,893	40,210
Total Asset	$18,159	$60,416	Total Liability	$144,143	$67,231

The effect of derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cash Received (Paid) in Settlement of Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	$18,567	$17,058	$(8,383)	$16,624
Basis Swaps	(7,895)	(374)	(22,327)	(16,931)
Total Cash Received (Paid) in Settlement of Commodity Derivative Instruments	10,672	16,684	(30,710)	(307)

Unrealized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	226,845	46,450	176,084	49,250
Basis Swaps	(15,936)	(37,474)	(119,169)	11,804
Total Unrealized Gain on Commodity Derivative Instruments	210,909	8,976	56,915	61,054

Gain (Loss) on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	245,412	63,508	167,701	65,874
Basis Swaps	(23,831)	(37,848)	(141,496)	(5,127)
Total Gain on Commodity Derivative Instruments	$221,581	$25,660	$26,205	$60,747

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
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at June 30, 2019			Fair Value Measurements at December 31, 2018
Description	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Gas Derivatives	$—	$156,372	$—	$—	$99,456	$—

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$32,611	$32,611	$17,198	$17,198
Long-Term Debt (Excluding Debt Issuance Costs)	$2,628,522	$2,495,223	$2,387,001	$2,290,537

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

NOTE 15—VARIABLE INTEREST ENTITIES:

The Company determined CNXM, of which the Company owns an approximately 34% limited partner interest, to be a variable interest entity. As a result of the Midstream Acquisition (see Note 5 - Acquisitions and Dispositions), the Company has the power through the Company's ownership and control of CNXM's general partner (CNX Midstream GP LLC) to direct the activities that most significantly impact CNXM's economic performance. In addition, through its limited partner interest and incentive distribution rights, or IDRs, in CNXM, the Company has the obligation to absorb the losses of CNXM and the right to receive benefits in accordance with such interests. As the Company has a controlling financial interest and is the primary beneficiary of CNXM, the Company consolidated CNXM commencing January 3, 2018.

The risks associated with the operations of CNXM are discussed in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 7, 2019.

The following table presents amounts included in the Company's Consolidated Balance Sheets that were for the use or obligation of CNXM:

	June 30,	December 31,
	2019	2018
Assets:
Cash	$11,677	3,966
Receivables - Related Party	19,028	17,073
Receivables - Third Party	6,681	7,028
Other Current Assets	1,648	2,383
Property, Plant and Equipment, net	1,076,977	891,775
Operating Lease ROU Asset	7,875	—
Other Assets	3,731	3,203
Total Assets	$1,127,617	$925,428
Liabilities:
Accounts Payable and Accrued Liabilities	$96,295	$43,919
Accounts Payable - Related Party	3,425	4,980
Revolving Credit Facility	208,000	84,000
Long-Term Debt	393,688	393,215
Long-Term Operating Lease Liabilities	1,171	—
Total Liabilities	$702,579	$526,114

The following table summarizes CNXM's Consolidated Statements of Operations and Cash Flows, inclusive of affiliate amounts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Gathering Revenue - Related Party	$59,205	$37,576	$112,981	$75,306
Gathering Revenue - Third Party	18,896	23,438	37,339	49,577
Total Revenue	78,101	61,014	150,320	124,883
Expenses
Operating Expense - Related Party	6,514	5,079	12,062	9,514
Operating Expense - Third Party	6,188	7,406	12,162	15,874
General and Administrative Expense - Related Party	4,027	3,620	7,994	7,232
General and Administrative Expense - Third Party	1,364	2,319	2,900	4,868
(Gain) Loss on Asset Sales and Abandonments	—	(254)	7,229	2,501
Depreciation Expense	5,860	5,443	11,510	11,299
Interest Expense	7,685	7,119	15,024	9,608
Total Expense	31,638	30,732	68,881	60,896
Net Income	$46,463	$30,282	$81,439	$63,987

Net Cash Provided by Operating Activities	$74,753	$53,674	$124,666	$95,541
Net Cash Used in Investing Activities	$(104,310)	$(24,969)	$(182,867)	$(35,125)
Net Cash Provided by (Used in) Financing Activities	$41,164	$(29,964)	$65,912	$(62,903)

In March 2018, CNXM closed on its acquisition of CNX's remaining 95% interest in the gathering system and related assets commonly referred to as the Shirley-Penns System, in exchange for cash consideration in the amount of $265,000. CNXM funded the cash consideration with proceeds from the issuance of its 6.50% senior notes due 2026 (See Note 10 - Long-Term Debt).
At June 30, 2019 and December 31, 2018, CNX had a net payable of $15,584 and $12,202 respectively, due to CNX Gathering and CNXM, primarily for accrued but unpaid gathering services.

NOTE 16—SEGMENT INFORMATION:
CNX consists of two principal business divisions: Exploration and Production (E&P) and Midstream. The principal activity of the E&P Division, which includes four reportable segments, is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P Division's reportable segments are Marcellus Shale, Utica Shale, Coalbed Methane, and Other Gas. The Other Gas Segment is primarily related to shallow oil and gas production which is not significant to the Company due to sale of substantially all of CNX's shallow oil and gas assets in the 2018 period (See Note 5 - Acquisitions and Dispositions for more information). It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, exploration and production related other costs, as well as various other operating activities assigned to the E&P Division but not allocated to each individual segment.
CNX's Midstream Division's principal activity is the ownership, operation, development and acquisition of natural gas gathering and other midstream energy assets of CNX Gathering and CNXM, which provide natural gas gathering services for the Company's produced gas, as well as for other independent third-parties in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia. Excluded from the Midstream Division are the gathering assets and operations of CNX that have not been contributed to CNX Gathering and CNXM. As a result of the Midstream Acquisition (See Note 5 - Acquisitions and Dispositions for more information), CNX owns and controls 100% of CNX Gathering, making CNXM a single-sponsor master limited partnership and thus the Company began consolidating CNXM on January 3, 2018.
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

Industry segment results for the three months ended June 30, 2019:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	Midstream	Unallocated	Intercompany Eliminations	Consolidated
Natural Gas, NGLs and Oil Revenue	$237,257	$65,213	$39,638	$757	$342,865	$—	$—	$—	$342,865	(A)
Purchased Gas Revenue	—	—	—	18,768	18,768	—	—	—	18,768
Midstream Revenue	—	—	—	—	—	78,450	—	(59,555)	18,895
Gain on Commodity Derivative Instruments	6,831	2,747	1,085	210,918	221,581	—	—	—	221,581
Other Operating Income	—	—	—	3,038	3,038	—	—	(115)	2,923	(B)
Total Revenue and Other Operating Income	$244,088	$67,960	$40,723	$233,481	$586,252	$78,450	$—	$(59,670)	$605,032
Earnings Before Income Tax	$50,381	$17,941	$7,603	$112,335	$188,260	$44,414	$811	$—	$233,485
Segment Assets					$6,887,043	$2,116,492	$146,203	$(3,041)	$9,146,697	(C)
Depreciation, Depletion and Amortization					$120,705	$8,294	$—		$128,999
Capital Expenditures					$224,684	$104,543	$—	$—	$329,227

(A)	Included in Total Natural Gas, NGLs and Oil Revenue are sales of $48,476 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with customers for the period.

(B)	Includes equity in earnings of unconsolidated affiliates of $527 for Total E&P.

(C)	Includes investments in unconsolidated equity affiliates of $17,637 for Total E&P.

Industry segment results for the three months ended June 30, 2018:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	Midstream	Unallocated	Intercompany Eliminations	Consolidated
Natural Gas, NGLs and Oil Revenue	$178,305	$107,758	$46,882	$1,572	$334,517	$—	$—	$—	$334,517	(D)
Purchased Gas Revenue	—	—	—	9,930	9,930	—	—	—	9,930
Midstream Revenue	—	—	—	—	—	61,325	—	(37,842)	23,483
Gain on Commodity Derivative Instruments	9,128	5,371	2,155	9,006	25,660	—	—	—	25,660
Other Operating Income	—	—	—	8,595	8,595	—	—	(61)	8,534	(E)
Total Revenue and Other Operating Income	$187,433	$113,129	$49,037	$29,103	$378,702	$61,325	$—	$(37,903)	$402,124
Earnings (Loss) Before Income Tax	$47,273	$46,486	$12,405	$(64,039)	$42,125	$27,795	$(39,628)	$—	$30,292
Segment Assets					$6,055,545	$1,830,007	$333,372	$(11,166)	$8,207,758	(F)
Depreciation, Depletion and Amortization					$111,125	$7,962	$—	$—	$119,087
Capital Expenditures					$238,889	$25,285	$—	$—	$264,174

(D)
Included in Total Natural Gas, NGLs and Oil Revenue are sales of $36,849 to NJR Energy Services Company and $34,644 to Direct Energy Business Marketing LLC, each of which comprises over 10% of revenue from contracts with customers for the period.

(E)	Includes equity in earnings of unconsolidated affiliates of $1,669 for Total E&P.

(F)	Includes investments in unconsolidated equity affiliates of $22,347 for Total E&P.

Industry segment results for the six months ended June 30, 2019:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	Midstream	Unallocated	Intercompany Eliminations	Consolidated
Natural Gas, NGLs and Oil Revenue	$530,514	$158,164	$89,473	$660	$778,811	$—	$—	$—	$778,811	(A)
Purchased Gas Revenue	—	—	—	34,989	34,989	—	—	—	34,989
Midstream Revenue	—	—	—	—	—	151,019	—	(113,681)	37,338
(Loss) Gain on Commodity Derivative Instruments	(20,627)	(6,854)	(3,217)	56,903	26,205	—	—	—	26,205
Other Operating Income	—	—	—	6,296	6,296	—	—	(176)	6,120	(B)
Total Revenue and Other Operating Income	$509,887	$151,310	$86,256	$98,848	$846,301	$151,019	$—	$(113,857)	$883,463
Earnings (Loss) Before Income Tax	$137,312	$49,945	$20,502	$(125,929)	$81,830	$76,998	$(1,553)	$—	$157,275
Segment Assets					$6,887,043	$2,116,492	$146,203	$(3,041)	$9,146,697	(C)
Depreciation, Depletion and Amortization					$237,780	$16,379	$—	$—	$254,159
Capital Expenditures					$448,475	$179,890	$—	$—	$628,365

(A)
Included in Total Natural Gas, NGLs and Oil Revenue are sales of $116,245 to Direct Energy Business Marketing LLC and $94,447 to NJR Energy Services Company, each of which comprise over 10% of revenue from contracts with customers for the period.

(B)	Includes equity in earnings of unconsolidated affiliates of $1,030 for Total E&P.

(C)	Includes investments in unconsolidated equity affiliates of $17,637 for Total E&P.

Industry segment results for the six months ended June 30, 2018:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	Midstream	Unallocated	Intercompany Eliminations	Consolidated
Natural Gas, NGLs and Oil Revenue	$383,321	$238,080	$104,383	$14,356	$740,140	$—	$—	$—	$740,140	(D)
Purchased Gas Revenue	—	—	—	27,985	27,985	—	—	—	27,985
Midstream Revenue	—	—	—	—	—	125,503	—	(75,766)	49,737
(Loss) Gain on Commodity Derivative Instruments	(385)	897	(275)	60,510	60,747	—	—	—	60,747
Other Operating Income	—	—	—	19,386	19,386	—	—	(142)	19,244	(E)
Total Revenue and Other Operating Income	$382,936	$238,977	$104,108	$122,237	$848,258	$125,503	$—	$(75,908)	$897,853
Earnings (Loss) Before Income Tax	$91,515	$102,593	$25,522	$(77,695)	$141,935	$63,329	$584,268	$—	$789,532
Segment Assets					$6,055,545	$1,830,007	$333,372	$(11,166)	$8,207,758	(F)
Depreciation, Depletion and Amortization					$226,991	$16,763	$—	$—	$243,754
Capital Expenditures					$455,397	$41,262	$—	$—	$496,659

(D)
Included in Total Natural Gas, NGLs and Oil Revenue are sales of $115,845 to NJR Energy Services Company and $92,571 to Direct Energy Business Marketing LLC, each of which comprises over 10% of revenue from contracts with customers for the period.

(E)	Includes equity in earnings of unconsolidated affiliates of $3,447 for Total E&P.

(F)	Includes investments in unconsolidated equity affiliates of $22,347 for Total E&P.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Total Segment Revenue from Contracts with External Customers	$380,528	$367,930	$851,138	$817,862
Gain on Commodity Derivative Instruments	221,581	25,660	26,205	60,747
Other Operating Income	2,923	8,534	6,120	19,244
Total Consolidated Revenue and Other Operating Income	$605,032	$402,124	$883,463	$897,853

Earnings Before Income Tax:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Segment Income Before Income Taxes for Reportable Business Segments:
Total E&P	$188,260	$42,125	$81,830	$141,935
Midstream	44,414	27,795	76,998	63,329
Total Segment Income Before Income Taxes for Reportable Business Segments	$232,674	$69,920	$158,828	$205,264
Unallocated Expenses:
Other Income (Expense)	501	(575)	1,531	5,917
Gain on Certain Asset Sales	387	3,010	4,530	12,386
Gain on Previously Held Equity Interest	—	—	—	623,663
Loss on Debt Extinguishment	(77)	(23,413)	(7,614)	(39,048)
Impairment of Other Intangible Assets	—	(18,650)	—	(18,650)
Earnings Before Income Tax	$233,485	$30,292	$157,275	$789,532

Total Assets:

	June 30,
	2019	2018
Segment Assets for Total Reportable Business Segments:
E&P	$6,887,043	$6,055,545
Midstream	2,116,492	1,830,007
Intercompany Eliminations	(3,041)	(11,166)
Items Excluded from Segment Assets:
Cash and Cash Equivalents	32,611	54,846
Recoverable Income Taxes	113,592	27,780
Assets Held for Sale	—	250,746
Total Consolidated Assets	$9,146,697	$8,207,758

NOTE 17—STOCK REPURCHASE:
Since the October 30, 2017 inception of the current stock repurchase program, CNX's Board of Directors has approved in total a $750,000 stock repurchase program, which is not subject to an expiration date. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans. During the six months ended June 30, 2019, 11,929,487 shares were repurchased and retired at an average price of $9.01 per share for a total cost of $107,780.

NOTE 18—RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02 - Leases (Topic 842), which increases transparency and comparability among organizations by recognizing ROU lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Update 2016-02 maintains a distinction between finance leases and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. Retaining this distinction allows the recognition, measurement and presentation of expenses and cash flows arising from a lease to remain similar to the previous accounting treatment. A lessee is permitted to make an accounting policy election by class of underlying asset to exclude from balance sheet recognition any ROU lease assets and lease liabilities with a term of 12 months or less, and instead to recognize lease expense on a straight-line basis over the lease term. For both financing and operating leases, the ROU asset and lease liability will be initially measured at the present value of the lease payments in the statement of financial position. As discussed in Note 11 - Leases, the Company adopted Update 2016-02 as of January 1, 2019.

In May 2019, the FASB issued ASU 2019-05 - Financial Instruments - Credit Losses (Topic 326), which provides optional targeted transition relief to entities adopting ASU 2016-13. ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2019-05 provides the option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. The amendments in this ASU will be applied using the modified-retrospective approach and, for public entities, are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

During the second quarter of 2019, CNX sold 134.5 Bcfe of natural gas, an increase of 9.7% from the 122.6 Bcfe sold in the year-earlier quarter, primarily due to an increase in Marcellus Shale volumes. The increase was offset, in part, by a decrease in Utica Shale volumes due to the sale of substantially all of CNX's Ohio Utica joint venture ("JV") assets in the third quarter of 2018. Total quarterly production costs increased to $2.07 per Mcfe, compared to the year-earlier quarter of $2.00 per Mcfe, driven primarily by increases in transportation, gathering and compression, offset, in part, by reductions in lease operating expense. Capital expenditures increased to $329 million in the second quarter of 2019, compared to $264 million of spend in the second quarter of 2018.

Marketing Update:
For the second quarter of 2019, CNX's average sales price for natural gas, natural gas liquids (NGLs), oil, and condensate was $2.63 per Mcfe. The average realized price for all liquids for the second quarter of 2019 was $19.14 per barrel.

CNX's weighted average differential from NYMEX in the second quarter of 2019 was negative $0.31 per MMBtu. CNX's average sales price for natural gas before hedging decreased 21.8% to $2.51 per Mcf compared with the average sales price of $3.21 per Mcf in the first quarter of 2019. This decrease resulted primarily from a lower Henry Hub price reflecting current general market conditions coupled with a wider differential. Including the impact of cash settlements from hedging, CNX's average sales price for natural gas was $0.11 per Mcf, or 4.1%, lower than last year's second quarter.

CNX Guidance:

CNX updates 2019 production volumes to 510-530 Bcfe, compared to the previous guidance of 495-515 Bcfe. CNX updates 2020 production volumes to 570-595 Bcfe, which equates to an approximately 12% annual increase, based on the midpoint of guidance.

Total hedged natural gas production in the 2019 third quarter is 103.9 Bcf. The annual gas hedge position is shown in the table below:

	2019	2020
Volumes Hedged (Bcf), as of 7/8/19	396.6*	470.5
*Includes actual settlements of 205.8 Bcf.

CNX's hedged gas volumes include a combination of NYMEX financial hedges, index (NYMEX and basis) financial hedges, and physical fixed price sales. In addition, to protect the NYMEX hedge volumes from basis exposure, CNX enters into basis-only financial hedges and physical sales with fixed basis at certain sales points.

Results of Operations - Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
Net Income Attributable to CNX Resources Shareholders
CNX reported net income attributable to CNX Resources shareholders of $162 million, or earnings per diluted share of $0.84 for the three months ended June 30, 2019, compared to net income attributable to CNX Resources shareholders of $42 million, or earnings per diluted share of $0.19, for the three months ended June 30, 2018.

	For the Three Months Ended June 30,
(Dollars in thousands)	2019	2018	Variance
Net Income	$192,694	$61,394	$131,300
Less: Net Income Attributable to Noncontrolling Interest	30,217	19,380	10,837
Net Income Attributable to CNX Resources Shareholders	$162,477	$42,014	$120,463

CNX consists of two principal business divisions: Exploration and Production (E&P) and Midstream.

The principal activity of the E&P Division is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P Division's reportable segments are Marcellus Shale, Utica Shale, Coalbed Methane, and Other Gas.

CNX's E&P Division had earnings before income tax of $188 million for the three months ended June 30, 2019, compared to earnings before income tax of $42 million for the three months ended June 30, 2018. Included in the 2019 earnings was an unrealized gain on commodity derivative instruments of $211 million. Included in the 2018 earnings was an unrealized gain on commodity derivative instruments of $9 million.

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

CNX's Midstream Division had earnings before income tax of $44 million for the three months ended June 30, 2019, compared to earnings before income tax of $28 million for the three months ended June 30, 2018.
E&P Division Summary
Sales volumes, average sales price (including the effects of settled derivative instruments), and average costs for the E&P Division were as follows:

	For the Three Months Ended June 30,
	2019	2018	Variance	Percent Change
Sales Volumes (Bcfe)	134.5	122.6	11.9	9.7%

Average Sales Price (per Mcfe)	$2.63	$2.87	$(0.24)	(8.4)%
Lease Operating Expense (per Mcfe)	0.15	0.21	(0.06)	(28.6)%
Production, Ad Valorem, and Other Fees (per Mcfe)	0.05	0.06	(0.01)	(16.7)%
Transportation, Gathering and Compression (per Mcfe)	0.98	0.82	0.16	19.5%
Depreciation, Depletion and Amortization (DD&A) (per Mcfe)	0.89	0.91	(0.02)	(2.2)%
Average Costs (per Mcfe)	2.07	2.00	0.07	3.5%
Average Margin (per Mcfe)	$0.56	$0.87	$(0.31)	(35.6)%

Natural gas, NGLs, and oil revenue was $343 million for the three months ended June 30, 2019, compared to $335 million for the three months ended June 30, 2018. The increase was primarily due to the 9.7% increase in total sales volumes, offset in part by the decrease in natural gas pricing, when excluding the impact of hedging, as well as a decrease in NGL pricing.

The decrease in average sales price per Mcfe was the result of the $0.07 per Mcf decrease in the realized gain on commodity derivative instruments related to the Company's hedging program, a $0.14 per Mcfe decrease in the uplift from NGLs and condensate sales volumes when excluding the impact of hedging, and a $0.04 per Mcf decrease in general natural gas prices, in the markets in which CNX sells its natural gas, during the current period.

Changes in the average costs per Mcfe were primarily related to the following items:

•
Lease operating expense decreased on a per unit basis primarily due to a decrease in water disposal costs in the period-to-period comparison due to an increase in the reuse of produced water in well completions in the current period.

•
Transportation, gathering, and compression expense increased on a per-unit basis primarily due to an increase in CNXM gathering fees related to an increase in our Marcellus production and an increase in firm transportation expense primarily as a result of new contracts that give CNX the ability to move and sell natural gas outside of the Appalachian basin. The decrease in production from CNX's lower cost dry Utica volumes also contributed to the increase on a per unit basis.

The following table presents a breakout of net liquid and natural gas sales information to assist in the understanding of the Company’s natural gas production and sales portfolio.

	For the Three Months Ended June 30,
in thousands (unless noted)	2019	2018	Variance	Percent Change
LIQUIDS
NGLs:
Sales Volume (MMcfe)	7,855	8,365	(510)	(6.1)%
Sales Volume (Mbbls)	1,309	1,394	(85)	(6.1)%
Gross Price ($/Bbl)	$18.36	$28.38	$(10.02)	(35.3)%
Gross Revenue	$24,025	$39,557	$(15,532)	(39.3)%

Oil:
Sales Volume (MMcfe)	10	69	(59)	(85.5)%
Sales Volume (Mbbls)	2	11	(9)	(81.8)%
Gross Price ($/Bbl)	$50.52	$58.32	$(7.80)	(13.4)%
Gross Revenue	$89	$670	$(581)	(86.7)%

Condensate:
Sales Volume (MMcfe)	222	528	(306)	(58.0)%
Sales Volume (Mbbls)	37	88	(51)	(58.0)%
Gross Price ($/Bbl)	$45.36	$56.82	$(11.46)	(20.2)%
Gross Revenue	$1,680	$4,996	$(3,316)	(66.4)%

GAS
Sales Volume (MMcf)	126,378	113,599	12,779	11.2%
Sales Price ($/Mcf)	$2.51	$2.55	$(0.04)	(1.6)%
Gross Revenue	$317,071	$289,294	$27,777	9.6%

Hedging Impact ($/Mcf)	$0.08	$0.15	$(0.07)	(46.7)%
Gain on Commodity Derivative Instruments - Cash Settlement	10,672	16,684	(6,012)	(36.0)%

Selling, General and Administrative (SG&A) - Total Company

SG&A costs include costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Three Months Ended June 30,
(in millions)	2019	2018	Variance	Percent Change
SG&A
Salaries and Wages	$10	$10	$—	—%
Long-Term Equity-Based Compensation (Non-Cash)	24	6	18	300.0%
Short-Term Incentive Compensation	3	6	(3)	(50.0)%
Other	12	13	(1)	(7.7)%
Total SG&A	$49	$35	$14	40.0%

Long-Term Equity-Based Compensation - During the three months ended June 30, 2019, the Company incurred $20 million of additional long-term equity-based compensation (non-cash) expense, which is included in Selling, General, and Administrative Costs in the Consolidated Statements of Income, as a result of the acceleration of vesting of certain restricted stock units and performance share units held by certain employees. The expense related to the restricted stock units is based on the closing stock price on the grant date, and the expense related to the performance share units is based upon a Monte Carlo valuation as of the grant date, with any payout of such performance share units continuing to be subject to the attainment of performance goals  (total shareholder return relative to the S&P 500 index and absolute stock price growth). As of June 30, 2019, in order for the expense to result in equivalent value for these certain employees, the Company stock price would have to rebound materially. See Note 2 - Earnings Per Share in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information

Unallocated Expense

Certain costs and expenses, such as other (income) expense, (gain) loss on asset sales and abandonments related to non-core assets, loss on debt extinguishment, impairment of other intangible assets and income taxes are unallocated expenses and therefore are excluded from the per unit costs above as well as segment reporting. Below is a summary of these costs and expenses:

Other (Income) Expense

	For the Three Months Ended June 30,
(in millions)	2019	2018		Variance	Percent Change
Other Income
Royalty Income	$1	$3		$(2)	(66.7)%
Right of Way Sales	3	1		2	200.0%
Other	1	2		(1)	(50.0)%
Total Other Income	$5	$6		$(1)	(16.7)%

Other Expense
Professional Services	$1	$1		$—	—%
Bank Fees	3	3		—	—%
Other Corporate Expense	1	3		(2)	(66.7)%
Total Other Expense	$5	$7	—	$(2)	(28.6)%

Total Other (Income) Expense	$—	$1		$(1)	(100.0)%

(Gain) Loss on Asset Sales and Abandonments
A nominal gain on asset sales related to non-core assets was recognized in the three months ended June 30, 2019 compared to a gain of $3 million in the three months ended June 30, 2018. See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Loss on Debt Extinguishment
Loss on debt extinguishment was nominal in the three months ended June 30, 2019 compared to a loss on debt extinguishment of $23 million in the three months ended June 30, 2018. During the three months end June 30, 2018, CNX purchased $300 million of its 8.00% Senior notes due in April 2023 at an average price equal to 106.0% of the principal amount. See Note 10 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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

In connection with the AEA with HG Energy (See Note 5 - Acquisition and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information) that occurred during the three months ended June 30, 2018, CNX determined that the carrying value of the other intangible asset - customer relationship exceeded its fair value, and an impairment of $19 million was included in Impairment of Other Intangible Assets in the Consolidated Statement of Income. No such transactions occurred in the current period.

Income Taxes
The effective income tax rate was 17.5% for the three months ended June 30, 2019 compared to (102.7)% for the three months ended June 30, 2018. The effective rate for the three months ended June 30, 2019 differs from the U.S. federal statutory rate of 21% primarily due to the impact of noncontrolling interest, equity compensation, and state income taxes. The effective rate for the three months ended June 30, 2018 differs from the U.S. federal statutory rate of 21% primarily due to a benefit from the filing of a federal 10-year net operating loss ("NOL") carryback which resulted in the Company being able to utilize previously valued tax attributes at a tax rate differential of 14%, as well as non-controlling interest. The benefits were partially offset by increases for both state income taxes and state valuation allowances.

See Note 6 - Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

	For the Three Months Ended June 30,
(in millions)	2019	2018	Variance	Percent Change
Total Company Earnings Before Income Tax	$233	$30	$203	676.7%
Income Tax Expense (Benefit)	$41	$(31)	$72	(232.3)%
Effective Income Tax Rate	17.5%	(102.7)%	120.2%

TOTAL E&P DIVISION ANALYSIS for the three months ended June 30, 2019 compared to the three months ended June 30, 2018:
The E&P division had earnings before income tax of $188 million for the three months ended June 30, 2019 compared to earnings before income tax of $42 million for the three months ended June 30, 2018. Variances by individual E&P segment are discussed below.

	For the Three Months Ended					Difference to Three Months Ended
	June 30, 2019					June 30, 2018
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGLs and Oil Revenue	$237	$66	$40	$—	$343	$59	$(42)	$(7)	$(2)	$8
Gain on Commodity Derivative Instruments	7	2	1	211	221	(2)	(3)	(1)	201	195
Purchased Gas Revenue	—	—	—	19	19	—	—	—	9	9
Other Operating Income	—	—	—	3	3	—	—	—	(5)	(5)
Total Revenue and Other Operating Income	244	68	41	233	586	57	(45)	(8)	203	207
Lease Operating Expense	11	4	4	1	20	—	(5)	(1)	1	(5)
Production, Ad Valorem, and Other Fees	4	2	2	(1)	7	(1)	—	—	—	(1)
Transportation, Gathering and Compression	114	8	10	—	132	41	(8)	(1)	(1)	31
Depreciation, Depletion and Amortization	65	36	17	3	121	14	(4)	(2)	2	10
Exploration and Production Related Other Costs	—	—	—	5	5	—	—	—	1	1
Purchased Gas Costs	—	—	—	19	19	—	—	—	9	9
Other Operating Expense	—	—	—	18	18	—	—	—	—	—
Selling, General and Administrative Costs	—	—	—	44	44	—	—	—	15	15
Total Operating Costs and Expenses	194	50	33	89	366	54	(17)	(4)	27	60
Interest Expense	—	—	—	32	32	—	—	—	1	1
Total E&P Division Costs	194	50	33	121	398	54	(17)	(4)	28	61
Earnings Before Income Tax	$50	$18	$8	$112	$188	$3	$(28)	$(4)	$175	$146

MARCELLUS SEGMENT
The Marcellus segment had earnings before income tax of $50 million for the three months ended June 30, 2019 compared to earnings before income tax of $47 million for the three months ended June 30, 2018.

	For the Three Months Ended June 30,
	2019	2018	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	84.3	58.0	26.3	45.3%
NGLs Sales Volumes (Bcfe)*	7.9	6.3	1.6	25.4%
Condensate Sales Volumes (Bcfe)*	0.2	0.4	(0.2)	(50.0)%
Total Marcellus Sales Volumes (Bcfe)*	92.4	64.7	27.7	42.8%

Average Sales Price - Gas (per Mcf)	$2.51	$2.47	$0.04	1.6%
Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$0.08	$0.16	$(0.08)	(50.0)%
Average Sales Price - NGLs (per Mcfe)*	$3.06	$4.95	$(1.89)	(38.2)%
Average Sales Price - Condensate (per Mcfe)*	$7.52	$9.32	$(1.80)	(19.3)%

Total Average Marcellus Sales Price (per Mcfe)	$2.64	$2.90	$(0.26)	(9.0)%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.12	0.16	(0.04)	(25.0)%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.04	0.07	(0.03)	(42.9)%
Average Marcellus Transportation, Gathering and Compression Costs (per Mcfe)	1.24	1.13	0.11	9.7%
Average Marcellus Depreciation, Depletion and Amortization Costs (per Mcfe)	0.69	0.81	(0.12)	(14.8)%
Total Average Marcellus Costs (per Mcfe)	$2.09	$2.17	$(0.08)	(3.7)%
Average Margin for Marcellus (per Mcfe)	$0.55	$0.73	$(0.18)	(24.7)%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGLs and oil revenue of $237 million for the three months ended June 30, 2019 compared to $178 million for the three months ended June 30, 2018. The $59 million increase was primarily due to a 42.8% increase in total Marcellus sales volumes. The increase in sales volumes was primarily due to additional wells being turned in-line throughout 2018 and the first three months of 2019 as part of the Company's ongoing drilling and completions program.

The decrease in the total average Marcellus sales price was primarily due to a $1.89 per Mcfe decrease in the average NGL sales price and a $0.08 per Mcf decrease in the realized gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 61.9 Bcf of the Company's produced Marcellus gas sales volumes for the three months ended June 30, 2019 at an average gain of $0.11 per Mcf. For the three months ended June 30, 2018, these financial hedges represented approximately 47.4 Bcf at an average gain of $0.20 per Mcf.

Total operating costs and expenses for the Marcellus segment were $194 million for the three months ended June 30, 2019 compared to $140 million for the three months ended June 30, 2018. The increase in total dollars and decrease in unit costs for the Marcellus segment were due to the following items:

•Marcellus lease operating expenses were consistent at $11 million for the three months ended June 30, 2019 and June 30, 2018. The decrease in unit costs was driven by the 42.8% increase in total Marcellus sales volumes.

•Marcellus production, ad valorem, and other fees were $4 million for the three months ended June 30, 2019 compared to $5 million for the three months ended June 30, 2018. The decrease in total dollars was primarily related to a decrease in CNX's severance tax liability due to the production mix by state. The decrease in unit costs was driven by the decreased total dollars, along with the 42.8% increase in total Marcellus sales volumes.

•Marcellus transportation, gathering and compression costs were $114 million for the three months ended June 30, 2019 compared to $73 million for the three months ended June 30, 2018. The increase in total dollars was primarily related to the increase in production which resulted in an increase in both CNX Midstream fees as well as an increase in utilized firm transportation expense. The increase in firm transportation total dollars was also related to new contracts that give CNX the ability to move and sell natural gas outside of the Appalachian basin. The increase in unit costs was driven by the increased total dollars described above, partially offset by the 42.8% increase in total Marcellus sales volumes.

•Depreciation, depletion and amortization costs attributable to the Marcellus segment were $65 million for the three months ended June 30, 2019 compared to $51 million for the three months ended June 30, 2018. These amounts included depletion on a unit of production basis of $0.69 per Mcfe and $0.79 per Mcfe, respectively. The decrease in units of production depreciation, depletion and amortization rate is the result of positive reserve revisions within our core development area. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

UTICA SEGMENT

The Utica segment had earnings before income tax of $18 million for the three months ended June 30, 2019 compared to earnings before income tax of $46 million for the three months ended June 30, 2018.

	For the Three Months Ended June 30,
	2019	2018	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	28.1	40.4	(12.3)	(30.4)%
NGLs Sales Volumes (Bcfe)*	—	2.1	(2.1)	(100.0)%
Condensate Sales Volumes (Bcfe)*	—	0.1	(0.1)	(100.0)%
Total Utica Sales Volumes (Bcfe)*	28.1	42.6	(14.5)	(34.0)%

Average Sales Price - Gas (per Mcf)	$2.34	$2.43	$(0.09)	(3.7)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$0.10	$0.13	$(0.03)	(23.1)%
Average Sales Price - NGLs (per Mcfe)*	$—	$4.05	$(4.05)	(100.0)%
Average Sales Price - Condensate (per Mcfe)*	$—	$9.92	$(9.92)	(100.0)%

Total Average Utica Sales Price (per Mcfe)	$2.44	$2.66	$(0.22)	(8.3)%
Average Utica Lease Operating Expenses (per Mcfe)	0.15	0.21	(0.06)	(28.6)%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.05	0.03	0.02	66.7%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.27	0.38	(0.11)	(28.9)%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	1.33	0.95	0.38	40.0%
Total Average Utica Costs (per Mcfe)	$1.80	$1.57	$0.23	14.6%
Average Margin for Utica (per Mcfe)	$0.64	$1.09	$(0.45)	(41.3)%

*NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Utica segment had natural gas, NGLs and oil revenue of $66 million for the three months ended June 30, 2019 compared to $108 million for the three months ended June 30, 2018. The $42 million decrease was primarily due to the 34.0% decrease in total Utica sales volumes. The decrease in total Utica sales volumes was primarily due to the sale of substantially all of CNX's Ohio Utica JV assets in the third quarter of 2018 as well as normal production declines in the remaining dry Utica wells.

The decrease in total average Utica sales price was primarily due to a $0.09 decrease in the average gas sales price, as well as a $0.03 per Mcf decrease in the realized gain on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 19.3 Bcf of the Company's produced Utica gas sales volumes for the three months ended June 30, 2019 at an average gain of $0.14. For the three months ended June 30, 2018, these financial hedges represented approximately 29.6 Bcf at an average gain of $0.15 per Mcf. Additionally, there was a $0.10 per Mcfe decrease in the uplift from NGLs and condensate sales volumes when excluding the impact of hedging due to the sale of the previously mentioned JV assets in the third quarter of 2018 which consisted primarily of wet gas production.

Total operating costs and expenses for the Utica segment were $50 million for the three months ended June 30, 2019 compared to $67 million for the three months ended June 30, 2018. The decrease in total dollars and increase in unit costs for the Utica segment were due to the following items:

•Utica lease operating expense was $4 million for the three months ended June 30, 2019 compared to $9 million for the three months ended June 30, 2018. The decrease in total dollars was primarily due to a decrease in water disposal costs due to lower production volumes and an increase in reuse of produced water in well completions as well as a reduction in well operating costs due to the overall decrease in Utica volumes described above. The decrease in unit costs was driven by the decrease in total dollars.

•Utica transportation, gathering and compression costs were $8 million for the three months ended June 30, 2019 compared to $16 million for the three months ended June 30, 2018. The $8 million decrease in total dollars and $0.11 per Mcfe decrease in unit costs were both due to the overall decrease in Utica volumes as well as the shift to lower cost dry Utica production.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $36 million for the three months ended June 30, 2019 compared to $40 million for the three months ended June 30, 2018. These amounts included depletion on a unit of production basis of $1.18 per Mcfe and $0.93 per Mcfe, respectively. The increase in the units of production depreciation, depletion and amortization rate was due to negative reserve revisions, an increase in capital expenditures and a higher DD&A rate on deep dry Utica wells compared to the lower capital cost Utica wells which were part of the Ohio JV asset sale in 2018. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $8 million for the three months ended June 30, 2019 compared to earnings before income tax of $12 million for the three months ended June 30, 2018.

	For the Three Months Ended June 30,
	2019	2018	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	13.9	14.8	(0.9)	(6.1)%

Average Sales Price - Gas (per Mcf)	$2.85	$3.17	$(0.32)	(10.1)%
Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$0.08	$0.15	$(0.07)	(46.7)%

Total Average CBM Sales Price (per Mcf)	$2.93	$3.31	$(0.38)	(11.5)%
Average CBM Lease Operating Expenses (per Mcf)	0.32	0.36	(0.04)	(11.1)%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.13	0.11	0.02	18.2%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.71	0.77	(0.06)	(7.8)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.22	1.23	(0.01)	(0.8)%
Total Average CBM Costs (per Mcf)	$2.38	$2.47	$(0.09)	(3.6)%
Average Margin for CBM (per Mcf)	$0.55	$0.84	$(0.29)	(34.5)%

The CBM segment had natural gas revenue of $40 million for the three months ended June 30, 2019 compared to $47 million for the three months ended June 30, 2018. The $7 million decrease was primarily due to the 6.1% decrease in total CBM sales volumes and the 11.5% decrease in total average CBM sales price. The decrease in CBM sales volumes was primarily due to normal well declines.

The total average CBM sales price decreased $0.38 per Mcf due to a $0.32 decrease in the average gas sales price, along with a $0.07 per Mcf decrease in the gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 9.5 Bcf of the Company's produced CBM sales volumes for the three months ended June 30, 2019 at an average gain of $0.11 per Mcf. For the three months ended June 30, 2018, these financial hedges represented approximately 11.4 Bcf at an average gain of $0.21 per Mcf.

Total operating costs and expenses for the CBM segment were $33 million for the three months ended June 30, 2019 compared to $37 million for the three months ended June 30, 2018. The decrease in total dollars and decrease in unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $4 million for the three months ended June 30, 2019 compared to $5 million for the three months ended June 30, 2018. The $1 million decrease was primarily due to reductions in contractor services and a decrease in repairs and maintenance costs. The decrease in unit costs was also due to the decrease in total dollars.

•CBM transportation, gathering and compression costs were $10 million for the three months ended June 30, 2019 compared to $11 million for the three months ended June 30, 2018. The $1 million decrease in total dollars as well as the $0.06 per Mcf decrease in unit costs were primarily related to a decrease in electrical power expense as well as a decrease in contractor services.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $17 million for the three months ended June 30, 2019 compared to $19 million for the three months ended June 30, 2018. These amounts included depletion on a unit of production basis of $0.70 per Mcfe for each corresponding period. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER GAS SEGMENT

The Other Gas segment had earnings before income tax of $112 million for the three months ended June 30, 2019 compared to a loss before income tax of $63 million for the three months ended June 30, 2018.

	For the Three Months Ended June 30,
	2019	2018	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.1	0.4	(0.3)	(75.0)%
Oil Sales Volumes (Bcfe)*	—	0.1	(0.1)	(100.0)%
Total Other Sales Volumes (Bcfe)*	0.1	0.5	(0.4)	(80.0)%

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

Other Gas sales volumes are primarily related to shallow oil and gas production. CNX sold substantially all of these assets on March 30, 2018 (See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). There was nominal natural gas, NGLs and oil revenue related to the Other Gas segment for the three months ended June 30, 2019 and June 30, 2018. Total operating costs and expenses related to these other gas sales volumes were $1 million for each of the three months ended June 30, 2019 and June 30, 2018.

The Other Gas segment recognized an unrealized gain on commodity derivative instruments of $211 million for the three months ended June 30, 2019. For the three months ended June 30, 2018, the Other Gas segment recognized an unrealized gain on commodity derivative instruments of $9 million as well as cash settlements received of $1 million. The unrealized gain on commodity derivative instruments represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas

Purchased gas volumes represent volumes of gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenues were $19 million for the three months ended June 30, 2019 compared to $10 million for the three months ended June 30, 2018. Purchased gas costs were $19 million for the three months ended June 30, 2019 compared to $10 million for the three months ended June 30, 2018. The period-to-period increase in purchased gas revenue was due to the increase in purchased gas sales volumes offset in part by a decrease in average sales price.

	For the Three Months Ended June 30,
	2019	2018	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcfe)	7.8	3.5	4.3	122.9%
Average Sales Price (per Mcfe)	$2.40	$2.82	$(0.42)	(14.9)%
Average Cost (per Mcfe)	$2.40	$2.77	$(0.37)	(13.4)%

Other Operating Income

Other operating income was $3 million for the three months ended June 30, 2019 compared to $8 million for the three months ended June 30, 2018. The $5 million decrease was due to the following items:

	For the Three Months Ended June 30,
(in millions)	2019	2018	Variance	Percent Change
Water Income	$—	$4	$(4)	(100.0)%
Equity in Earnings of Affiliates	1	2	(1)	(50.0)%
Gathering Income	2	2	—	—%
Total Other Operating Income	$3	$8	$(5)	(62.5)%

•	Water income decreased $4 million due to sales of freshwater to third-parties for hydraulic fracturing in the 2018 period. There were nominal sales in the 2019 period.

Exploration and Production Related Other Costs

Exploration and production related other costs were $5 million for the three months ended June 30, 2019 compared to $4 million for the three months ended June 30, 2018.

	For the Three Months Ended June 30,
(in millions)	2019	2018	Variance	Percent Change
Lease Expiration Costs	$3	$1	$2	200.0%
Land Rentals	2	1	1	100.0%
Other	—	2	(2)	(100.0)%
Total Exploration and Production Other Costs	$5	$4	$1	25.0%

Other Operating Expense

Other operating expense was $18 million for the three months ended June 30, 2019 and June 30, 2018:

	For the Three Months Ended June 30,
	2019	2018	Variance	Percent Change
Water Expense	$—	$3	$(3)	(100.0)%
Consulting and Professional Services	—	3	(3)	(100.0)%
Insurance Expense	1	1	—	—%
Idle Equipment and Service Charges	3	1	2	200.0%
Unutilized Firm Transportation and Processing Fees	14	10	4	40.0%
Total Other Operating Expense	$18	$18	$—	—%

•
Water Expense decreased $3 million due to the associated costs related to the sale of freshwater to third-parties for hydraulic fracturing in the 2018 period as shown in Total Other Operating Income above. There were nominal sales in the 2019 period.

•
Consulting and Professional Services in the prior year mainly related to the sale of the majority of CNX's shallow oil and gas assets in 2018 (See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

•
Idle Equipment and Service Charges primarily relate to the temporary idling of some of the Company's natural gas drilling rigs as well as related equipment and other services that may be needed in the natural gas drilling and completions process. The increase of $2 million in the period-to-period comparison was primarily a result of the acceleration of five months of idle rig expense due to CNX terminating one of its drilling rig contacts early.

•
Unutilized Firm Transportation and Processing Fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. The increase in the period-to-period comparison was primarily due to previously-acquired capacity which was not utilized during the current period to transport the Company’s flowing production. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Gathering Income in Total Other Operating Income above.

Selling, General and Administrative

SG&A costs represent direct charges for the management and operation of CNX's E&P division. SG&A costs were $44 million for the three months ended June 30, 2019 compared to $29 million for the three months ended June 30, 2018. Refer to the discussion of total company SG&A costs contained in the section "Net Income Attributable to CNX Resources Shareholders" of this Form 10-Q for a detailed cost explanation.

Interest Expense

Interest expense of $32 million was recognized in the three months ended June 30, 2019 compared to $31 million in the three months ended June 30, 2018. The $1 million increase was primarily due to additional borrowings on the CNX credit facility, offset, in part, by the reduction in higher-cost long-term debt resulting from the $500 million purchase, in the 2018 period, of the outstanding 8.00% senior notes due in April 2023, $300 million of which was purchased during the three months ended June 30, 2018. See Note 10 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

TOTAL MIDSTREAM DIVISION ANALYSIS for the three months ended June 30, 2019 compared to the three months ended June 30, 2018:

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

On January 3, 2018, CNX completed the Midstream Acquisition (See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). CNX Gathering holds all of the interests in CNX Midstream GP LLC, which holds the general partner interest and incentive distribution rights in CNXM. As a result of this transaction, CNX owns and controls 100% of CNX Gathering, making CNXM a single-sponsor master limited partnership and thus the Company began consolidating CNXM on January 3, 2018.

	For the Three Months Ended June 30,
(in millions)	2019	2018	Variance
Midstream Revenue - Related Party	$60	$38	$22
Midstream Revenue - Third Party	18	23	(5)
Total Revenue	$78	$61	$17

Transportation, Gathering and Compression	$13	$12	$1
Depreciation, Depletion and Amortization	8	8	—
Selling, General, and Administrative Costs	5	6	(1)
Total Operating Costs and Expenses	26	26	—
Interest Expense	8	7	1
Total Midstream Division Costs	34	33	1
Earnings Before Income Tax	$44	$28	$16

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

The table below summarizes volumes gathered by gas type:

	For the Three Months Ended June 30,
	2019	2018	Variance
Dry Gas (BBtu/d) (*)	891	698	193
Wet Gas (BBtu/d) (*)	731	653	78
Other (BBtu/d) (*)(**)	178	9	169
Total Gathered Volumes	1,800	1,360	440
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

Transportation, Gathering and Compression

Transportation, Gathering and Compression costs were $13 million for the three months ended June 30, 2019 compared to $12 million for the three months ended June 30, 2018 and are comprised of items directly related to the cost of gathering natural gas at the wellhead and transporting it to interstate pipelines or other local sales points. These costs include items such as electrically-powered compression, compressor rental, repairs and maintenance, supplies, treating and contract services.

Selling, General and Administrative Expense

SG&A expense is comprised of direct charges for the management and operation of CNXM assets. SG&A costs were $5 million for the three months ended June 30, 2019 compared to $6 million for the three months ended June 30, 2018. Refer to the discussion of total Company SG&A costs contained in the section "Net Income Attributable to CNX Resources Shareholders" of this Form 10-Q for a detailed cost explanation.

Depreciation Expense

Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years.

Interest Expense

Interest expense is comprised of interest on the outstanding balance under CNXM's senior notes due 2026 and its revolving credit facility. Interest expense was $8 million for the three months ended June 30, 2019 compared to $7 million for the three months ended June 30, 2018.

Results of Operations - Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Net Income Attributable to CNX Resources Shareholders
CNX reported net income attributable to CNX Resources shareholders of $75 million, or earnings per diluted share of $0.38 for the six months ended June 30, 2019, compared to net income attributable to CNX Resources shareholders of $570 million, or earnings per diluted share of $2.57, for the six months ended June 30, 2018.

	For the Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Variance
Net Income	$128,044	$606,940	$(478,896)
Less: Net Income Attributable to Noncontrolling Interest	52,904	37,363	15,541
Net Income Attributable to CNX Resources Shareholders	$75,140	$569,577	$(494,437)

CNX consists of two principal business divisions: Exploration and Production (E&P) and Midstream.

The principal activity of the E&P Division is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P Division's reportable segments are Marcellus Shale, Utica Shale, Coalbed Methane, and Other Gas.

CNX's E&P Division had earnings before income tax of $82 million for the six months ended June 30, 2019, compared to earnings before income tax of $142 million for the six months ended June 30, 2018. Included in 2019 earnings was an unrealized gain on commodity derivative instruments of $57 million. Included in the 2018 earnings was an unrealized gain on commodity derivative instruments of $61 million.

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

As a result of the Midstream Acquisition (See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q), CNX owns and controls 100% of CNX Gathering, making CNXM a single-sponsor master limited partnership and thus the Company began consolidating CNXM on January 3, 2018. The resulting gain on remeasurement to fair value of the previously held equity interest in CNX Gathering and CNXM of $624 million was included in the Gain on Previously Held Equity Interest line of the Consolidated Statements of Income in the 2018 period and was part of CNX's unallocated expenses. No such transactions occurred in the current period. Prior to the acquisition, CNX accounted for its interests in CNX Gathering and CNXM as an equity-method investment.

CNX's Midstream Division had earnings before income tax of $77 million for the six months ended June 30, 2019, compared to earnings before income tax of $63 million for the period from January 3, 2018 through June 30, 2018.
E&P Division Summary
Sales volumes, average sales price (including the effects of settled derivative instruments), and average costs for the E&P Division were as follows:

	For the Six Months Ended June 30,
	2019	2018	Variance	Percent Change
Sales Volumes (Bcfe)	267.5	252.1	15.4	6.1%

Average Sales Price (per Mcfe)	$2.80	$2.94	$(0.14)	(4.8)%
Lease Operating Expense (per Mcfe)	0.14	0.25	(0.11)	(44.0)%
Production, Ad Valorem, and Other Fees (per Mcfe)	0.05	0.07	(0.02)	(28.6)%
Transportation, Gathering and Compression (per Mcfe)	0.95	0.84	0.11	13.1%
Depreciation, Depletion and Amortization (DD&A) (per Mcfe)	0.89	0.89	—	—%
Average Costs (per Mcfe)	2.03	2.05	(0.02)	(1.0)%
Average Margin (per Mcfe)	$0.77	$0.89	$(0.12)	(13.5)%

Natural gas, NGLs, and oil revenue was $779 million for the six months ended June 30, 2019, compared to $740 million for the six months ended June 30, 2018. The increase was primarily due to an increase in natural gas pricing, when excluding the impact of hedging and natural gas liquids, as well as a 6.1% increase in total sales volumes.

The decrease in average sales price per Mcfe was the result of the $0.12 per Mcf increase in the realized loss on commodity derivative instruments related to the Company's hedging program and a $0.13 per Mcfe decrease in the uplift from NGLs and condensate sales volumes when excluding the impact of hedging, offset in part by the $0.11 per Mcf increase in general natural gas prices, in the markets in which CNX sells its natural gas, during the current period.

Changes in the average costs per Mcfe were primarily related to the following items:

•
Lease operating expense decreased on a per unit basis primarily due to a decrease in water disposal costs in the period-to-period comparison due to an increase in the reuse of produced water in well completions in the current period, and also due to the sale of the majority of CNX's shallow oil and gas assets and the sale of substantially all of CNX's Ohio Utica JV assets in 2018.

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

	For the Six Months Ended June 30,
in thousands (unless noted)	2019	2018	Variance	Percent Change
LIQUIDS
NGLs:
Sales Volume (MMcfe)	14,536	19,474	(4,938)	(25.4)%
Sales Volume (Mbbls)	2,423	3,246	(823)	(25.4)%
Gross Price ($/Bbl)	$22.20	$27.84	$(5.64)	(20.3)%
Gross Revenue	$53,790	$90,441	$(36,651)	(40.5)%

Oil:
Sales Volume (MMcfe)	34	163	(129)	(79.1)%
Sales Volume (Mbbls)	6	27	(21)	(77.8)%
Gross Price ($/Bbl)	$45.78	$57.24	$(11.46)	(20.0)%
Gross Revenue	$256	$1,558	$(1,302)	(83.6)%

Condensate:
Sales Volume (MMcfe)	580	1,319	(739)	(56.0)%
Sales Volume (Mbbls)	97	220	(123)	(55.9)%
Gross Price ($/Bbl)	$41.46	$52.32	$(10.86)	(20.8)%
Gross Revenue	$4,007	$11,499	$(7,492)	(65.2)%

GAS
Sales Volume (MMcf)	252,316	231,114	21,202	9.2%
Sales Price ($/Mcf)	$2.86	$2.75	$0.11	4.0%
Gross Revenue	$720,758	$636,642	$84,116	13.2%

Hedging Impact ($/Mcf)	$(0.12)	$—	$(0.12)	(100.0)%
Loss on Commodity Derivative Instruments - Cash Settlement	$(30,710)	$(307)	$(30,403)	(9,903.3)%

Selling, General and Administrative (SG&A) - Total Company

SG&A costs include costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Six Months Ended June 30,
(in millions)	2019	2018	Variance	Percent Change
SG&A
Salaries and Wages	$21	$21	$—	—%
Long-Term Equity-Based Compensation (Non-Cash)	35	11	24	218.2%
Short-Term Incentive Compensation	7	11	(4)	(36.4)%
Other	22	23	(1)	(4.3)%
Total SG&A	$85	$66	$19	28.8%

Long-Term Equity-Based Compensation - During the six months ended June 30, 2019, the Company incurred $20 million of additional long-term equity-based compensation (non-cash) expense, which is included in Selling, General, and Administrative Costs in the Consolidated Statements of Income, as a result of the acceleration of vesting of certain restricted stock units and performance share units held by certain employees. The expense related to the restricted stock units is based on the closing stock price on the grant date, and the expense related to the performance share units is based upon a Monte Carlo valuation as of the grant date, with any payout of such performance share units continuing to be subject to the attainment of performance goals  (total shareholder return relative to the S&P 500 index and absolute stock price growth). As of June 30, 2019, in order for the expense to result in equivalent value for these certain employees, the Company stock price would have to rebound materially. See Note 2 - Earnings Per Share in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information

Unallocated Expense

Certain costs and expenses, such as other (income) expense, (gain) loss on asset sales and abandonments related to non-core assets, gain on previously held equity interest, loss on debt extinguishment, impairment of other intangible assets and income taxes are unallocated expenses and therefore are excluded from the per unit costs above as well as segment reporting. Below is a summary of these costs and expenses:

Other (Income) Expense

	For the Six Months Ended June 30,
(in millions)	2019	2018	Variance	Percent Change
Other Income
Royalty Income	$4	$10	$(6)	(60.0)%
Right of Way Sales	4	4	—	—%
Interest Income	1	—	1	100.0%
Other	1	4	(3)	(75.0)%
Total Other Income	$10	$18	$(8)	(44.4)%

Other Expense
Professional Services	$1	$5	$(4)	(80.0)%
Bank Fees	6	5	1	20.0%
Other Corporate Expense	2	2	—	—%
Total Other Expense	$9	$12	$(3)	(25.0)%

Total Other (Income) Expense	$(1)	$(6)	$5	(83.3)%

(Gain) Loss on Asset Sales and Abandonments
A gain on asset sales of $5 million related to non-core assets was recognized in the six months ended June 30, 2019 compared to a gain of $13 million in the six months ended June 30, 2018. See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Also refer to the discussion of (Gain) Loss on Asset Sales and Abandonments contained in the section "Total Midstream Division Analysis" of this Form 10-Q for additional items that are not part of Unallocated Expense.

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

Loss on Debt Extinguishment

Loss on debt extinguishment of $8 million was recognized in the six months ended June 30, 2019 compared to a loss on debt extinguishment of $39 million in the six months ended June 30, 2018. During the six months ended June 30, 2019, CNX purchased $400 million of its 5.875% Senior notes due in April 2022 at an average price equal to 101.5% of the principal amount. During the six months end June 30, 2018 CNX purchased $391 million of its 5.875% Senior notes due in April 2022 at an average price equal to 103.8% of the principal amount and $300 million of its 8.00% Senior notes due in April 2023 at an average price equal to 106.0% of the principal amount. See Note 10 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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

In connection with the AEA with HG Energy (See Note 5 - Acquisition and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information) that occurred during the six months ended June 30, 2018, CNX determined that the carrying value of the other intangible asset - customer relationship exceeded its fair value, and an impairment of $19 million was included in Impairment of Other Intangible Assets in the Consolidated Statement of Income. No such transactions occurred in the current period.

Income Taxes

The effective income tax rate was 18.6% for the six months ended June 30, 2019 compared to 23.1% for the six months ended June 30, 2018. The effective rate for the six months ended June 30, 2019 differs from the U.S. federal statutory rate of 21% primarily due to the impact of noncontrolling interest, equity compensation, and state income taxes. The effective rate for the six months ended June 30, 2018 differs from the U.S. federal statutory 21% primarily due to a benefit from the filing of a federal 10-year net operating loss ("NOL") carryback which resulted in the Company being able to utilize previously valued tax attributes at a tax rate differential of 14%, as well as non-controlling interest. The benefits were partially offset by increases for both state income taxes and state valuation allowances.

See Note 6 - Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

	For the Six Months Ended June 30,
(in millions)	2019	2018	Variance	Percent Change
Total Company Earnings Before Income Tax	$157	$790	$(633)	(80.1)%
Income Tax Expense	$29	$183	$(154)	(84.2)%
Effective Income Tax Rate	18.6%	23.1%	(4.5)%

TOTAL E&P DIVISION ANALYSIS for the six months ended June 30, 2019 compared to the six months ended June 30, 2018:
The E&P division had earnings before income tax of $82 million for the six months ended June 30, 2019 compared to earnings before income tax of $142 million for the six months ended June 30, 2018. Variances by individual E&P segment are discussed below.

	For the Six Months Ended					Difference to Six Months Ended
	June 30, 2019					June 30, 2018
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGLs and Oil Revenue	$531	$158	$89	$1	$779	$148	$(80)	$(15)	$(14)	$39
(Loss) Gain on Commodity Derivative Instruments	(21)	(7)	(3)	57	26	(21)	(8)	(3)	(3)	(35)
Purchased Gas Revenue	—	—	—	35	35	—	—	—	7	7
Other Operating Income	—	—	—	6	6	—	—	—	(13)	(13)
Total Revenue and Other Operating Income	510	151	86	99	846	127	(88)	(18)	(23)	(2)
Lease Operating Expense	21	9	9	—	39	(6)	(12)	(3)	(2)	(23)
Production, Ad Valorem, and Other Fees	7	3	4	—	14	(3)	—	—	—	(3)
Transportation, Gathering and Compression	218	16	19	1	254	68	(16)	(7)	(3)	42
Depreciation, Depletion and Amortization	127	73	33	5	238	23	(7)	(3)	(2)	11
Exploration and Production Related Other Costs	—	—	—	8	8	—	—	—	2	2
Purchased Gas Costs	—	—	—	35	35	—	—	—	8	8
Other Operating Expense	—	—	—	41	41	—	—	—	7	7
Selling, General and Administrative Costs	—	—	—	74	74	—	—	—	20	20
Total Operating Costs and Expenses	373	101	65	164	703	82	(35)	(13)	30	64
Interest Expense	—	—	—	61	61	—	—	—	(6)	(6)
Total E&P Division Costs	373	101	65	225	764	82	(35)	(13)	24	58
Earnings (Loss) Before Income Tax	$137	$50	$21	$(126)	$82	$45	$(53)	$(5)	$(47)	$(60)

MARCELLUS SEGMENT
The Marcellus segment had earnings before income tax of $137 million for the six months ended June 30, 2019 compared to earnings before income tax of $92 million for the six months ended June 30, 2018.

	For the Six Months Ended June 30,
	2019	2018	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	166.0	114.1	51.9	45.5%
NGLs Sales Volumes (Bcfe)*	14.5	15.5	(1.0)	(6.5)%
Condensate Sales Volumes (Bcfe)*	0.6	1.0	(0.4)	(40.0)%
Total Marcellus Sales Volumes (Bcfe)*	181.1	130.6	50.5	38.7%

Average Sales Price - Gas (per Mcf)	$2.85	$2.66	$0.19	7.1%
Loss on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(0.12)	$—	$(0.12)	(100.0)%
Average Sales Price - NGLs (per Mcfe)*	$3.70	$4.60	$(0.90)	(19.6)%
Average Sales Price - Condensate (per Mcfe)*	$6.88	$8.73	$(1.85)	(21.2)%

Total Average Marcellus Sales Price (per Mcfe)	$2.82	$2.93	$(0.11)	(3.8)%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.11	0.20	(0.09)	(45.0)%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.04	0.08	(0.04)	(50.0)%
Average Marcellus Transportation, Gathering and Compression Costs (per Mcfe)	1.21	1.15	0.06	5.2%
Average Marcellus Depreciation, Depletion and Amortization Costs (per Mcfe)	0.70	0.80	(0.10)	(12.5)%
Total Average Marcellus Costs (per Mcfe)	$2.06	$2.23	$(0.17)	(7.6)%
Average Margin for Marcellus (per Mcfe)	$0.76	$0.70	$0.06	8.6%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGLs and oil revenue of $531 million for the six months ended June 30, 2019 compared to $383 million for the six months ended June 30, 2018. The $148 million increase was primarily due to a 38.7% increase in total Marcellus sales volumes. The increase in sales volumes was primarily due to additional wells being turned in-line throughout 2018 and the first six months of 2019 as part of the Company's ongoing drilling and completions program.

The decrease in the total average Marcellus sales price was primarily due to a $0.90 per Mcfe decrease in the average NGL sales price, as well as a $0.12 per Mcf increase in the realized loss on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 117.2 Bcf of the Company's produced Marcellus gas sales volumes for the six months ended June 30, 2019 at an average loss of $0.18 per Mcf. For the six months ended June 30, 2018, these financial hedges represented approximately 95.0 Bcf at a nominal loss. The decreases were offset, in part, by a $0.19 per Mcfe increase average gas sales price.

Total operating costs and expenses for the Marcellus segment were $373 million for the six months ended June 30, 2019 compared to $291 million for the six months ended June 30, 2018. The increase in total dollars and decrease in unit costs for the Marcellus segment were due to the following items:

•Marcellus lease operating expenses were $21 million for the six months ended June 30, 2019 compared to $27 million for the six months ended June 30, 2018. The decrease in total dollars was primarily due to a decrease in water disposal costs in the current period due to an increase in the reuse of produced water in well completions activity. The decrease in unit costs was driven by the decrease in total dollars, along with the 38.7% increase in total Marcellus sales volumes.

•Marcellus production, ad valorem, and other fees were $7 million for the six months ended June 30, 2019 compared to $10 million for the six months ended June 30, 2018. The decrease in total dollars was primarily related to a decrease in CNX's severance tax liability due to the production mix by state. The decrease in unit costs was driven by the decreased total dollars, along with the 38.7% increase in total Marcellus sales volumes.

•Marcellus transportation, gathering and compression costs were $218 million for the six months ended June 30, 2019 compared to $150 million for the six months ended June 30, 2018. The increase in total dollars was primarily related to the increase in production which resulted in an increase in both CNX Midstream fees as well as an increase in utilized firm transportation expense. The increase in firm transportation total dollars was also related to new contracts that give CNX the ability to move and sell natural gas outside of the Appalachian basin. These increases were offset by lower processing costs from a drier production mix. The increase in unit costs was driven by the increased total dollars described above, partially offset by the 38.7% increase in total Marcellus sales volumes.

•Depreciation, depletion and amortization costs attributable to the Marcellus segment were $127 million for the six months ended June 30, 2019 compared to $104 million for the six months ended June 30, 2018. These amounts included depletion on a unit of production basis of $0.69 per Mcfe and $0.79 per Mcfe, respectively. The decrease in units of production depreciation, depletion and amortization rate is the result of positive reserve revisions within our core development area. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

UTICA SEGMENT

The Utica segment had earnings before income tax of $50 million for the six months ended June 30, 2019 compared to earnings before income tax of $103 million for the six months ended June 30, 2018.

	For the Six Months Ended June 30,
	2019	2018	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	58.6	81.9	(23.3)	(28.4)%
NGLs Sales Volumes (Bcfe)*	—	3.9	(3.9)	(100.0)%
Condensate Sales Volumes (Bcfe)*	—	0.3	(0.3)	(100.0)%
Total Utica Sales Volumes (Bcfe)*	58.6	86.1	(27.5)	(31.9)%

Average Sales Price - Gas (per Mcf)	$2.70	$2.64	$0.06	2.3%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$(0.12)	$0.01	$(0.13)	(1,300.0)%
Average Sales Price - NGLs (per Mcfe)*	$—	$4.83	$(4.83)	(100.0)%
Average Sales Price - Condensate (per Mcfe)*	$—	$8.68	$(8.68)	(100.0)%

Total Average Utica Sales Price (per Mcfe)	$2.58	$2.78	$(0.20)	(7.2)%
Average Utica Lease Operating Expenses (per Mcfe)	0.15	0.25	(0.10)	(40.0)%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.05	0.04	0.01	25.0%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.28	0.37	(0.09)	(24.3)%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	1.25	0.93	0.32	34.4%
Total Average Utica Costs (per Mcfe)	$1.73	$1.59	$0.14	8.8%
Average Margin for Utica (per Mcfe)	$0.85	$1.19	$(0.34)	(28.6)%

*NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Utica segment had natural gas, NGLs and oil revenue of $158 million for the six months ended June 30, 2019 compared to $238 million for the six months ended June 30, 2018. The $80 million decrease was primarily due to the 31.9% decrease in total Utica sales volumes. The decrease in total Utica sales volumes was primarily due to the sale of substantially all of CNX's Ohio Utica JV assets in the third quarter of 2018 as well as normal production declines in the remaining dry Utica wells.

The decrease in total average Utica sales price was primarily due to a $0.13 per Mcf decrease in the realized (loss) gain on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 38.9 Bcf of the Company's produced Utica gas sales volumes for the six months ended June 30, 2019 at an average loss of $0.18 per Mcf. For the six months ended June 30, 2018, these financial hedges represented approximately 55.6 Bcf at a nominal gain. Additionally, there was a $0.13 per Mcfe decrease in the uplift from NGLs and condensate sales volumes when excluding the impact of hedging due to the sale of the previously mentioned Ohio JV assets in the third quarter of 2018 which consisted primarily of wet Utica production. The decreases were partially offset by an $0.06 per Mcf increase in average gas sales price.

Total operating costs and expenses for the Utica segment were $101 million for the six months ended June 30, 2019 compared to $136 million for the six months ended June 30, 2018. The decrease in total dollars and increase in unit costs for the Utica segment were due to the following items:

•Utica lease operating expense was $9 million for the six months ended June 30, 2019 compared to $21 million for the six months ended June 30, 2018. The decrease in total dollars was primarily due to a decrease in water disposal costs due to lower production volumes and an increase in reuse of produced water in well completions and a reduction in well operating costs due to the overall decrease in Utica volumes described above. The decrease in unit costs was driven by the decrease in total dollars.

•Utica transportation, gathering and compression costs were $16 million for the six months ended June 30, 2019 compared to $32 million for the six months ended June 30, 2018. The $16 million decrease in total dollars and $0.09 per Mcfe decrease in unit costs were both due to the overall decrease in Utica volumes as well as the shift to lower cost dry Utica production.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $73 million for the six months ended June 30, 2019 compared to $80 million for the six months ended June 30, 2018. These amounts included depletion on a unit of production basis of $1.18 per Mcfe and $0.93 per Mcfe, respectively. The increase in the units of production depreciation, depletion and amortization rate was due to negative reserve revisions, an increase in capital expenditures and a higher DD&A rate on deep dry Utica wells compared to the lower capital cost Utica wells which were part of the Ohio JV asset sale in 2018. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $21 million for the six months ended June 30, 2019 compared to earnings before income tax of $26 million for the six months ended June 30, 2018.

	For the Six Months Ended June 30,
	2019	2018	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	27.6	30.7	(3.1)	(10.1)%

Average Sales Price - Gas (per Mcf)	$3.24	$3.40	$(0.16)	(4.7)%
Loss on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(0.11)	$(0.01)	$(0.10)	(1,000.0)%

Total Average CBM Sales Price (per Mcf)	$3.13	$3.39	$(0.26)	(7.7)%
Average CBM Lease Operating Expenses (per Mcf)	0.31	0.39	(0.08)	(20.5)%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.14	0.12	0.02	16.7%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.70	0.84	(0.14)	(16.7)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.24	1.21	0.03	2.5%
Total Average CBM Costs (per Mcf)	$2.39	$2.56	$(0.17)	(6.6)%
Average Margin for CBM (per Mcf)	$0.74	$0.83	$(0.09)	(10.8)%

The CBM segment had natural gas revenue of $89 million for the six months ended June 30, 2019 compared to $104 million for the six months ended June 30, 2018. The $15 million decrease was primarily due to the 10.1% decrease in total CBM sales volumes and the 7.7% decrease in total average CBM sales price. The decrease in CBM sales volumes was primarily due to normal well declines, as well as the sale of certain CBM assets that were sold along with the majority of CNX's shallow oil and gas assets in 2018 (See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

The total average CBM sales price decreased $0.26 per Mcf due to a $0.16 decrease in average gas sales price, along with a $0.10 per Mcf increase in the loss on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 18.3 Bcf of the Company's produced CBM sales volumes for the six months ended June 30, 2019 at an average loss of $0.18 per Mcf. For the six months ended June 30, 2018, these financial hedges represented approximately 23.0 Bcf at a nominal loss.

Total operating costs and expenses for the CBM segment were $65 million for the six months ended June 30, 2019 compared to $78 million for the six months ended June 30, 2018. The decrease in total dollars and decrease in unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $9 million for the six months ended June 30, 2019 compared to $12 million for the six months ended June 30, 2018. The $3 million decrease was primarily due to reductions in contractor services and a decrease in repairs and maintenance costs. The decrease in unit costs was also due to the decrease in total dollars.

•CBM transportation, gathering and compression costs were $19 million for the six months ended June 30, 2019 compared to $26 million for the six months ended June 30, 2018. The $7 million decrease in total dollars as well as the $0.14 per Mcf decrease in unit costs were primarily related to a decrease in electrical power expense as well as a decrease in contractor services.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $33 million for the six months ended June 30, 2019 compared to $36 million for the six months ended June 30, 2018. These amounts both included depletion on a unit of production basis of $0.70 per Mcfe. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER GAS SEGMENT

The Other Gas segment had a loss before income tax of $126 million for the six months ended June 30, 2019 compared to a loss before income tax of $79 million for the six months ended June 30, 2018.

	For the Six Months Ended June 30,
	2019	2018	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.2	4.6	(4.4)	(95.7)%
Oil Sales Volumes (Bcfe)*	—	0.1	(0.1)	(100.0)%
Total Other Sales Volumes (Bcfe)*	0.2	4.7	(4.5)	(95.7)%

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

Other Gas sales volumes are primarily related to shallow oil and gas production. CNX sold substantially all of these assets on March 30, 2018 (See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). There was nominal natural gas, NGLs and oil revenue related to the Other Gas segment for the six months ended June 30, 2019 compared to $15 million for the six months ended June 30, 2018. The decrease in natural gas, NGLs and oil revenue was due to the asset sale. Total operating costs and expenses related to these other gas sales volumes were $3 million for the six months ended June 30, 2019 compared to $13 million for the six months ended June 30, 2018.

The Other Gas segment recognized an unrealized gain on commodity derivative instruments of $57 million for the six months ended June 30, 2019. For the six months ended June 30, 2018, the Other Gas segment recognized an unrealized gain on commodity derivative instruments of $61 million as well as cash settlements paid of $1 million. The unrealized gain on commodity derivative instruments represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas

Purchased gas volumes represent volumes of gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenues were $35 million for the six months ended June 30, 2019 compared to $28 million for the six months ended June 30, 2018. Purchased gas costs were $35 million for the six months ended June 30, 2019 compared to $27 million for the six months ended June 30, 2018. The period-to-period increase in purchased gas revenue was due to an increase in purchased gas sales volumes offset, in part, by the decrease in averages sales price.

	For the Six Months Ended June 30,
	2019	2018	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcfe)	13.2	8.8	4.4	50.0%
Average Sales Price (per Mcfe)	$2.64	$3.19	$(0.55)	(17.2)%
Average Cost (per Mcfe)	$2.64	$3.05	$(0.41)	(13.4)%

Other Operating Income

Other operating income was $6 million for the six months ended June 30, 2019 compared to $19 million for the six months ended June 30, 2018. The $13 million decrease was due to the following items:

	For the Six Months Ended June 30,
(in millions)	2019	2018	Variance	Percent Change
Water Income	$—	$11	$(11)	(100.0)%
Equity in Earnings of Affiliates	1	3	(2)	(66.7)%
Gathering Income	5	5	—	—%
Total Other Operating Income	$6	$19	$(13)	(68.4)%

•	Water income decreased $11 million due to sales of freshwater to third-parties for hydraulic fracturing in the 2018 period. There were nominal sales in the 2019 period.

Exploration and Production Related Other Costs

Exploration and production related other costs were $8 million for the six months ended June 30, 2019 compared to $6 million for the six months ended June 30, 2018.

	For the Six Months Ended June 30,
(in millions)	2019	2018	Variance	Percent Change
Lease Expiration Costs	$5	$2	$3	150.0%
Land Rentals	3	2	1	50.0%
Other	—	2	(2)	(100.0)%
Total Exploration and Production Other Costs	$8	$6	$2	33.3%

Other Operating Expense

Other operating expense was $41 million for the six months ended June 30, 2019 compared to $34 million for the six months ended June 30, 2018. The $7 million increase was due to the following items:

	For the Six Months Ended June 30,
	2019	2018	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$28	$18	$10	55.6%
Idle Equipment and Service Charges	8	4	4	100.0%
Insurance Expense	1	2	(1)	(50.0)%
Severance Expense	—	1	(1)	(100.0)%
Consulting and Professional Services	—	4	(4)	(100.0)%
Water Expense	—	4	(4)	(100.0)%
Other	4	1	3	300.0%
Total Other Operating Expense	$41	$34	$7	20.6%

•
Unutilized Firm Transportation and Processing Fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. The increase in the period-to-period comparison was primarily due to previously-acquired capacity which was not utilized during the current period to transport the Company’s flowing production. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Gathering Income in Total Other Operating Income above.

•
Idle Equipment and Service Charges primarily relate to the temporary idling of some of the Company's natural gas drilling rigs as well as related equipment and other services that may be needed in the natural gas drilling and completions process. The increase of $4 million in the period-to-period comparison was primarily result of the acceleration of five months of idle rig expense due to CNX terminating one of its drilling rig contacts early, as well as additional idle service expense related to the Shaw 1G Utica Shale well that occurred in the first quarter of 2019.

•
Consulting and Professional Services in the prior year mainly related to the sale of the majority of CNX's shallow oil and gas assets in 2018 (See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

•
Water Expense decreased $4 million due to the associated costs related to the sales of freshwater to third-parties for hydraulic fracturing in the 2018 period in Total Other Operating Income above. There were nominal sales in the 2019 period.

Selling, General and Administrative

SG&A costs represent direct charges for the management and operation of CNX's E&P division. SG&A costs were $74 million for the six months ended June 30, 2019 compared to $54 million for the six months ended June 30, 2018. Refer to the discussion of total company SG&A costs contained in the section "Net Income Attributable to CNX Resources Shareholders" of this Form 10-Q for a detailed cost explanation.

Interest Expense

Interest expense of $61 million was recognized in the six months ended June 30, 2019 compared to $67 million in the six months ended June 30, 2018. The $6 million decrease was primarily due to the reduction in higher cost long-term debt, resulting from the $500 million purchase, in the 2018 period, of the outstanding 8.00% senior notes due in April 2023, offset, in part, by additional borrowings on the CNX credit facility. In the six months ended June 30, 2018, CNX purchased $391 million of its outstanding 5.875% senior notes due in April 2022 and $300 million of its outstanding 8.00% senior notes due in April 2023. See Note 10 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

TOTAL MIDSTREAM DIVISION ANALYSIS for the six months ended June 30, 2019 compared to the period January 3, 2018 through June 30, 2018:

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

On January 3, 2018, CNX completed the Midstream Acquisition (See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). CNX Gathering holds all of the interests in CNX Midstream GP LLC, which holds the general partner interest and incentive distribution rights in CNXM. As a result of this transaction, CNX owns and controls 100% of CNX Gathering, making CNXM a single-sponsor master limited partnership and thus the Company began consolidating CNXM on January 3, 2018.

(in millions)	For the six months ended June 30, 2019	For the period January 3, 2018 through June 30, 2018	Variance
Midstream Revenue - Related Party	$114	$76	$38
Midstream Revenue - Third Party	37	50	(13)
Total Revenue	$151	$126	$25

Transportation, Gathering and Compression	$24	$26	$(2)
Depreciation, Depletion and Amortization	16	17	(1)
Selling, General, and Administrative Costs	11	12	(1)
Total Operating Costs and Expenses	51	55	(4)
Other Expense	1	—	1
Loss (Gain) on Asset Sales and Abandonments	7	(2)	9
Interest Expense	15	10	5
Total Midstream Division Costs	74	63	11
Earnings Before Income Tax	$77	$63	$14

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

The table below summarizes volumes gathered by gas type:

	For the six months ended June 30, 2019	For the period January 3, 2018 through June 30, 2018	Variance
Dry Gas (BBtu/d) (*)	865	703	162
Wet Gas (BBtu/d) (*)	715	682	33
Other (BBtu/d) (*)(**)	156	17	139
Total Gathered Volumes	1,736	1,402	334
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

Transportation, Gathering and Compression

Transportation, Gathering and Compression costs were $24 million for the six months ended June 30, 2019 compared to $26 million for the period January 3, 2018 through June 30, 2018 and are comprised of items directly related to the cost of gathering natural gas at the wellhead and transporting it to interstate pipelines or other local sales points. These costs include items such as electrically-powered compression, compressor rental, repairs and maintenance, supplies, treating and contract services.

Selling, General and Administrative Expense

SG&A expense is comprised of direct charges for the management and operation of CNXM assets. SG&A costs were $11 million for the six months ended June 30, 2019 compared to $12 million for the period January 3, 2018 through June 30, 2018. Refer to the discussion of total Company SG&A costs contained in the section "Net Income Attributable to CNX Resources Shareholders" of this Form 10-Q for a detailed cost explanation.

Depreciation Expense

Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years.

(Gain) Loss on Asset Sales and Abandonments

During the six months ended June 30, 2019, CNXM abandoned the construction of a compressor station that was designed to support additional production within certain areas of what is referred to as their "Anchor System," incurring a loss of $7 million that is included in (Gain) Loss on Asset Sales and Abandonments in the Consolidated Statements of Income. CNXM continues to evaluate projects as CNX's and third-party customer development plans change in order to optimize system design and to actively manage capital investments. During the period January 3, 2018 through June 30, 2018, CNXM sold property and equipment to an unrelated third-party for $6 million in cash proceeds resulting in a gain of $2 million.

Interest Expense

Interest expense is comprised of interest on the outstanding balance under CNXM's senior notes due 2026 and its revolving credit facility. Interest expense was $15 million for the six months ended June 30, 2019 compared to $10 million for the period January 3, 2018 through June 30, 2018.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX has also entered into various natural gas swap and option transactions, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net asset of $156 million at June 30, 2019 and a net asset of $99 million at December 31, 2018. The Company has not experienced any issues of non-performance by derivative counterparties.
CNX frequently evaluates potential acquisitions. CNX has funded acquisitions with cash generated from operations and a variety of other sources, depending on the size of the transaction, including debt and equity financing. There can be no assurance that additional capital resources, including debt and equity financing, will be available to CNX on terms which CNX finds acceptable, or at all.

Cash Flows (in millions)

	For the Six Months Ended June 30,
	2019	2018	Change
Cash Provided by Operating Activities	$561	$451	$110
Cash Used in Investing Activities	$(621)	$(639)	$18
Cash Provided by (Used in) Financing Activities	$76	$(266)	$342

Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:

•	Net income decreased $479 million in the period-to-period comparison.

•
Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $161 million change in deferred income taxes, a $624 million decrease in gain on previously held equity interest, $24 million increase in stock-based compensation, an $18 million decrease in impairment of other intangible assets, a $31 million decrease in the loss on debt extinguishment, and a $17 million change in loss (gain) on asset sales and abandonments.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:

•
Capital expenditures increased $132 million in the period-to-period comparison primarily due to increased expenditures in the Utica and Marcellus Shale plays resulting from increased drilling and completions activity as well as additional water expenditures due to the installation of new water pipelines. CNXM's capital expenditures increased due to additional spend in order to support both CNX's and third-party customer development plans.

•
Proceeds from asset sales decreased $146 million primarily due to the 2018 sale of substantially all of CNX's shallow oil and gas and certain CBM assets in Pennsylvania and West Virginia. See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
In January 2018, CNX completed the Midstream Acquisition for a net payment of $299 million. See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:

•
During the six months ended June 30, 2019, CNX paid $406 million to repurchase $400 million of the senior notes due in 2022 at a 101.5% principal amount. During the six months ended June 30, 2018, CNX paid $405 million to repurchase $391 million of the senior notes due in 2022 at a 103.8% principal amount as well as $318 million to repurchase $300 million of the senior notes due in 2023 at a 106.0% principal amount. See Note 10 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
During the six months ended June 30, 2019, CNX received proceeds of $500 million from the issuance of senior notes due in 2027. During the six months ended June 30, 2018, CNX received proceeds of $394 million from the issuance of CNXM's senior notes due in 2026. See Note 10 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•	In the six months ended June 30, 2019, CNX repurchased $110 million of its common stock on the open market compared to $167 million in the six months ended June 30, 2018.

•	In the six months ended June 30, 2019, there were $18 million of net proceeds from the CNX credit facility and $422 million of proceeds in the 2018 period.

•	In the six months ended June 30, 2019, there were $124 million of net proceeds from the CNXM credit facility compared to $139 million of net payments during the six months ended June 30, 2018.

•	In the six months ended June 30, 2019, there were $10 million in debt issuance and financing fees compared to $20 million during the six months ended June 30, 2018.

•	In the six months ended June 30, 2019, there were $31 million in distributions to CNXM unitholders compared to $27 million during the six months ended June 30, 2018.

The following is a summary of the Company's significant contractual obligations at June 30, 2019 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$9,143	$2,918	$647	$—	$12,708
Gas Firm Transportation and Processing	242,241	489,288	423,079	1,159,534	2,314,142
Long-Term Debt	—	895,522	838,000	895,000	2,628,522
Interest on Long-Term Debt	149,669	301,527	185,537	160,749	797,482
Finance Lease Obligations	7,133	10,261	308	—	17,702
Interest on Finance Lease Obligations	1,038	625	62	—	1,725
Operating Lease Obligations	66,209	102,266	7,484	27,714	203,673
Interest on Operating Lease Obligations	8,506	8,557	3,427	5,541	26,031
Long-Term Liabilities—Employee Related (a)	1,865	3,984	4,409	25,316	35,574
Other Long-Term Liabilities (b)	201,284	24,642	8,250	12,375	246,551
Total Contractual Obligations (c)	$687,088	$1,839,590	$1,471,203	$2,286,229	$6,284,110
 _________________________

(a)	Employee related long-term liabilities include salaried retirement contributions and work-related injuries and illnesses.

(b)	Other long-term liabilities include royalties and other long-term liability costs.

(c)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt
At June 30, 2019, CNX had total long-term debt of $2,629 million, excluding unamortized debt issuance costs. This long-term debt consisted of:

•
An aggregate principal amount of $895 million of 5.875% Senior Notes due in April 2022 plus $1 million of unamortized bond premium. Interest on the notes is payable April 15 and October 15 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM.

•	An aggregate principal amount of $630 million in outstanding borrowings under the CNX credit facility.

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

•	An aggregate principal amount of $208 million in outstanding borrowings under the CNXM revolver. CNX is not a guarantor of CNXM's revolving credit facility.

Total Equity and Dividends
CNX had total equity of $5,100 million at June 30, 2019 compared to $5,082 million at December 31, 2018. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX's Board of Directors determines whether dividends will be paid quarterly. CNX suspended its quarterly dividend in March 2016 to further reflect the Company's increased emphasis on growth. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as the Board of Directors deems relevant. The Company's Credit Facility limits CNX's ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's net leverage ratio exceeds 3.00 to 1.00 and is subject to availability under the Credit Facility of at least 15% of the aggregate commitments. The net leverage ratio was 2.35 to 1.00 at June 30, 2019. The Credit Facility does not permit dividend payments in the event of default. The indentures to the 5.875% Senior Notes due in April 2022 and the 7.25% Senior Notes due in March 2027 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the six months ended June 30, 2019.

On July 19, 2019 the Board of Directors of CNX Midstream GP LLC, the general partner of CNX Midstream Partners LP, announced the declaration of a cash distribution of $0.3865 per unit with respect to the second quarter of 2019. The distribution will be made on August 14, 2019 to unitholders of record as of the close of business on August 6, 2019. The distribution, which equates to an annual rate of $1.546 per unit, represents an increase of 3.6% over the prior quarter, and an increase of 15% over the distribution paid with respect to the second quarter of 2018.

Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at June 30, 2019. Management believes these items will expire without being funded. See Note 12 - Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

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

At June 30, 2019 and December 31, 2018, our open gas derivative instruments were in a net asset position with a fair value of $156 million and $99 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at June 30, 2019 and December 31, 2018. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $415 million and $427 million at June 30, 2019 and December 31, 2018, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $447 million and $453 million at June 30, 2019 and December 31, 2018, respectively.

CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. At June 30, 2019 and December 31, 2018, CNX had $1,798 million and $1,703 million, respectively, aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $10 million and $9 million, respectively. At June 30, 2019 and December 31, 2018, CNX had $838 million and $696 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to our Credit Facility, under which there were $630 million of borrowings at June 30, 2019 and $612 million at December 31, 2018, and CNXM's revolving credit facility, under which there were $208 million of borrowings at June 30, 2019 and $84 million at December 31, 2018. A hypothetical 100 basis-point increase in the average rate for CNX's and CNXM's revolving credit facilities would decrease pre-tax future earnings as of June 30, 2019 and December 31, 2018 by $8 million and $7 million, respectively, on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of July 8, 2019, our hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2019 Fixed Price Volumes
Hedged Bcf	N/A	N/A	103.9	109.0	212.9
Weighted Average Hedge Price per Mcf	N/A	N/A	$2.63	$2.67	$2.65
2020 Fixed Price Volumes
Hedged Bcf	115.6	121.1	122.4	122.4	470.5*
Weighted Average Hedge Price per Mcf	$2.58	$2.51	$2.51	$2.51	$2.52
2021 Fixed Price Volumes
Hedged Bcf	102.6	103.8	104.9	104.9	416.2
Weighted Average Hedge Price per Mcf	$2.40	$2.40	$2.40	$2.39	$2.40
2022 Fixed Price Volumes
Hedged Bcf	68.9	69.7	70.4	70.4	279.4
Weighted Average Hedge Price per Mcf	$2.45	$2.45	$2.45	$2.45	$2.45
2023 Fixed Price Volumes
Hedged Bcf	36.0	36.5	36.9	36.9	146.3
Weighted Average Hedge Price per Mcf	$2.28	$2.28	$2.28	$2.28	$2.28
2024 Fixed Price Volumes
Hedged Bcf	15.3	15.3	15.4	15.4	61.4
Weighted Average Hedge Price per Mcf	$2.60	$2.60	$2.60	$2.60	$2.60
*Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2019 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the three months ended June 30, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
April 1, 2019- April 30, 2019	2,054,469	$10.03	2,054,469	$209,638
May 1, 2019- May 31, 2019	5,025,352	$7.91	5,025,352	$169,912
June 1, 2019- June 30, 2019	1,728,612	$7.97	1,728,612	$156,143
Total	8,808,433
(1) Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(2) Shares repurchased as part of the Company’s current $750 million share repurchase program authorized by the Board of Directors in October 30, 2017 and subsequently amended from time to time (See Note 17 - Stock Repurchase in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for more information), which is not subject to an expiration date.

ITEM 6.	EXHIBITS

10.1
Amendment No. 1 to Credit Agreement, dated as of April 24, 2019, to the Second Amended and Restated Credit Agreement, dated as of March 8, 2018, among CNX Resources Corporation, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and PNC Bank, National Association, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on April 30, 2019.

10.2*	Amendment to the Amended and Restated Supplemental Retirement Plan of CNX Resources Corporation effective May 30, 2019, filed herewith.

10.3*	Form of Director Deferred Stock Unit Grant Agreement, updated May 2019, filed herewith.

10.4*	Form of Non-Qualified Stock Option Agreement for Directors, updated May 2019, filed herewith.

10.5*	Form of Restricted Stock Unit Award Agreement for Directors, updated May 2019, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2019 furnished in XBRL).
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

Dated: July 30, 2019

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