Form 10-Q
period 2019-09-30
CNX Resources Corp
filed 2019-10-29
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of October 15, 2019
Common stock, $0.01 par value	186,586,751

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
royalty interest - the land owner’s share of oil or gas production, historically 1/8.
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

PART I : FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
(Unaudited)	September 30,		September 30,
Revenues and Other Operating Income:	2019	2018	2019	2018
Natural Gas, NGLs and Oil Revenue	$265,051	$344,712	$1,043,862	$1,084,851
Gain on Commodity Derivative Instruments	213,913	18,005	240,118	78,752
Purchased Gas Revenue	29,192	10,560	64,181	38,546
Midstream Revenue	18,525	19,946	55,863	69,684
Other Operating Income	3,316	3,903	9,436	23,146
Total Revenue and Other Operating Income	529,997	397,126	1,413,460	1,294,979
Costs and Expenses:
Operating Expense
Lease Operating Expense	14,202	16,202	52,706	78,350
Transportation, Gathering and Compression	80,193	68,907	244,217	230,935
Production, Ad Valorem, and Other Fees	6,127	7,342	20,103	24,277
Depreciation, Depletion and Amortization	120,459	119,585	374,619	363,338
Exploration and Production Related Other Costs	6,075	3,321	14,900	9,401
Purchased Gas Costs	27,490	10,602	62,476	37,404
Impairment of Other Intangible Assets	—	—	—	18,650
Selling, General, and Administrative Costs	24,307	32,435	109,016	98,693
Other Operating Expense	19,746	17,405	61,197	51,238
Total Operating Expense	298,599	275,799	939,234	912,286
Other Expense (Income)
Other Expense (Income)	3,439	1,105	2,757	(4,812)
Gain on Asset Sales and Abandonments	(3,308)	(134,320)	(610)	(148,942)
Gain on Previously Held Equity Interest	—	—	—	(623,663)
Loss on Debt Extinguishment	—	15,385	7,614	54,433
Interest Expense	38,405	35,723	114,328	112,712
Total Other Expense (Income)	38,536	(82,107)	124,089	(610,272)
Total Costs and Expenses	337,135	193,692	1,063,323	302,014
Earnings Before Income Tax	192,862	203,434	350,137	992,965
Income Tax Expense	48,902	56,678	78,133	239,269
Net Income	143,960	146,756	272,004	753,696
Less: Net Income Attributable to Noncontrolling Interest	28,422	21,727	81,325	59,090
Net Income Attributable to CNX Resources Shareholders	$115,538	$125,029	$190,679	$694,606

Earnings per Share
Basic	$0.62	$0.59	$1.01	$3.22
Diluted	$0.61	$0.59	$1.01	$3.18

Dividends Declared	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
(Unaudited)	2019	2018	2019	2018
Net Income	$143,960	$146,756	$272,004	$753,696
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($15), ($13), ($44), ($794))	41	22	126	2,004

Comprehensive Income	144,001	146,778	272,130	755,700

Less: Comprehensive Income Attributable to Noncontrolling Interest	28,422	21,727	81,325	59,090

Comprehensive Income Attributable to CNX Resources Shareholders	$115,579	$125,051	$190,805	$696,610

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,484	$17,198
Accounts and Notes Receivable:
Trade	96,997	252,424
Other Receivables	11,462	11,077
Supplies Inventories	7,527	9,715
Recoverable Income Taxes	11,184	149,481
Prepaid Expenses	213,072	61,791
Total Current Assets	345,726	501,686
Property, Plant and Equipment:
Property, Plant and Equipment	10,512,298	9,567,428
Less—Accumulated Depreciation, Depletion and Amortization	2,981,723	2,624,984
Total Property, Plant and Equipment—Net	7,530,575	6,942,444
Other Assets:
Operating Lease Right-of-Use Assets	205,647	—
Investment in Affiliates	17,110	18,663
Goodwill	796,359	796,359
Other Intangible Assets	98,285	103,200
Other	292,556	229,818
Total Other Assets	1,409,957	1,148,040
TOTAL ASSETS	$9,286,258	$8,592,170

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	September 30, 2019	December 31, 2018
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$308,003	$229,806
Current Portion of Finance Lease Obligations	7,203	6,997
Current Portion of Operating Lease Obligations	65,061	—
Other Accrued Liabilities	241,357	286,172
Total Current Liabilities	621,624	522,975
Non-Current Liabilities:
Long-Term Debt	2,640,234	2,378,205
Finance Lease Obligations	9,400	13,299
Deferred Income Taxes	476,968	398,682
Operating Lease Obligations	122,514	—
Asset Retirement Obligations	33,123	37,479
Other	160,577	159,787
Total Non-Current Liabilities	3,442,816	2,987,452
TOTAL LIABILITIES	4,064,440	3,510,427
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 186,586,751 Issued and Outstanding at September 30, 2019; 198,663,342 Issued and Outstanding at December 31, 2018	1,870	1,990
Capital in Excess of Par Value	2,197,783	2,264,063
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	2,243,104	2,071,809
Accumulated Other Comprehensive Loss	(7,778)	(7,904)
Total CNX Resources Stockholders’ Equity	4,434,979	4,329,958
Noncontrolling Interest	786,839	751,785
TOTAL STOCKHOLDERS' EQUITY	5,221,818	5,081,743
TOTAL LIABILITIES AND EQUITY	$9,286,258	$8,592,170

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended		Nine Months Ended
(Unaudited)	September 30,		September 30,
Dollars in Thousands	2019	2018	2019	2018
Total Stockholders’ Equity, Beginning Balance	$5,099,995	$5,038,923	$5,081,743	$3,899,899

Common Stock and Capital in Excess of Par Value:
Beginning Balance	2,205,848	2,374,788	2,266,053	2,452,564
Issuance of Common Stock	49	126	211	1,689
Purchase and Retirement of Common Stock	(7,697)	(66,503)	(101,687)	(155,191)
Amortization of Stock-Based Compensation Awards	1,453	4,737	35,076	14,086
Ending Balance	2,199,653	2,313,148	2,199,653	2,313,148

Retained Earnings:
Beginning Balance	2,127,627	1,940,507	2,071,809	1,455,811
Net Income	115,538	125,029	190,679	694,606
Purchase and Retirement of Common Stock	—	(61,512)	(13,790)	(141,543)
Shares Withheld for Taxes	(61)	(136)	(5,594)	(4,986)
Ending Balance	2,243,104	2,003,888	2,243,104	2,003,888

Accumulated Other Comprehensive Loss:
Beginning Balance	(7,819)	(6,494)	(7,904)	(8,476)
Other Comprehensive Income	41	22	126	2,004
Ending Balance	(7,778)	(6,472)	(7,778)	(6,472)

Total CNX Resources Corporation Stockholders' Equity	4,434,979	4,310,564	4,434,979	4,310,564

Non-Controlling Interest:
Beginning Balance	774,339	730,122	751,785	—
Net Income	28,422	21,727	81,325	59,090
Shares Withheld for Taxes	—	(1)	(690)	(348)
Amortization of Stock-Based Compensation Awards	328	506	1,481	1,775
Distributions to CNXM Noncontrolling Interest Holders	(16,250)	(14,099)	(47,062)	(40,839)
Acquisition of CNX Gathering, LLC	—	—	—	718,577
Ending Balance	786,839	738,255	786,839	738,255

Total Stockholders' Equity, Ending Balance	$5,221,818	$5,048,819	$5,221,818	$5,048,819

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended
Dollars in Thousands	September 30,
Cash Flows from Operating Activities:	2019	2018
Net Income	$272,004	$753,696
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	374,619	363,338
Amortization of Deferred Financing Costs	6,057	6,640
Impairment of Other Intangible Assets	—	18,650
Stock-Based Compensation	36,557	15,861
Gain on Asset Sales and Abandonments	(610)	(148,942)
Gain on Previously Held Equity Interest	—	(623,663)
Loss on Debt Extinguishment	7,614	54,433
Gain on Commodity Derivative Instruments	(240,118)	(78,752)
Net Cash Received in Settlement of Commodity Derivative Instruments	26,331	2,518
Deferred Income Taxes	78,133	259,116
Equity in Earnings of Affiliates	(1,703)	(4,688)
Return on Equity Investment	3,256	—
Changes in Operating Assets:
Accounts and Notes Receivable	154,715	50,125
Recoverable Income Taxes	138,406	(8,501)
Supplies Inventories	2,188	1,016
Prepaid Expenses	5,725	(337)
Changes in Operating Liabilities:
Accounts Payable	55,280	2,532
Accrued Interest	2,359	5,812
Other Operating Liabilities	(31,689)	30,418
Changes in Other Liabilities	(23,041)	(9,736)
Other	9	683
Net Cash Provided by Operating Activities	866,092	690,219
Cash Flows from Investing Activities:
Capital Expenditures	(964,502)	(794,124)
CNX Gathering LLC Acquisition, Net of Cash Acquired	—	(299,272)
Proceeds from Asset Sales	15,276	500,811
Net Distributions from Equity Affiliates	—	7,750
Net Cash Used in Investing Activities	(949,226)	(584,835)
Cash Flows from Financing Activities:
Payments on Miscellaneous Borrowings	(5,322)	(5,455)
Payments on Long-Term Notes	(405,876)	(935,419)
Net Proceeds from (Payments on) CNXM Revolving Credit Facility	162,000	(105,500)
Proceeds from CNX Revolving Credit Facility	1,200	439,000
Proceeds from Issuance of CNX Senior Notes	500,000	—
Proceeds from Issuance of CNXM Senior Notes	—	394,000
Distributions to CNXM Noncontrolling Interest Holders	(47,062)	(40,839)
Proceeds from Issuance of Common Stock	210	1,689
Shares Withheld for Taxes	(6,284)	(5,335)
Purchases of Common Stock	(117,477)	(294,365)
Debt Repurchase and Financing Fees	(9,969)	(19,655)
Net Cash Provided by (Used in) Financing Activities	71,420	(571,879)
Net Decrease in Cash and Cash Equivalents	(11,714)	(466,495)
Cash and Cash Equivalents at Beginning of Period	17,198	509,167
Cash and Cash Equivalents at End of Period	$5,484	$42,672

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for future periods.

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

The Consolidated Balance Sheet at September 30, 2019 reflects the full consolidation of CNX Gathering LLC's assets and liabilities as a result of the acquisition by CNX Gas Company LLC ("CNX Gas"), an indirect wholly owned subsidiary of CNX, of NBL Midstream, LLC's ("Noble") 50% interest in CNX Gathering LLC on January 3, 2018 (See Note 5 - Acquisitions and Dispositions for more information).

NOTE 2—EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income attributable to CNX shareholders by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from stock options, performance stock options, restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and performance share options were exercised, that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. CNX Midstream Partners LP's ("CNXM") dilutive units did not have a material impact on the Company's earnings per share calculations for the three or nine months ended September 30, 2019, the three months ended September 30, 2018, or the period from January 3, 2018 through September 30, 2018.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be antidilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Anti-dilutive Options	2,035,273	2,288,274	2,035,273	2,288,274
Anti-dilutive Restricted Stock Units	814,183	—	813,266	55,936
Anti-dilutive Performance Share Units	—	157,120	—	157,120
Anti-dilutive Performance Stock Options	927,268	927,268	927,268	927,268
	3,776,724	3,372,662	3,775,807	3,428,598

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Options	6,953	18,546	27,794	245,847
Restricted Stock Units	28,769	184,176	1,002,003	362,573
Performance Share Units	—	192,926	342,882	550,523
	35,722	395,648	1,372,679	1,158,943

Pursuant to the terms of the change in control severance agreements of certain employees and CNX officers, outstanding equity awards held by such employees vest upon a stockholder (or stockholder group) becoming the beneficial owner of more than 25% of the Company's outstanding common stock. During the nine months ended September 30, 2019, Southeastern Asset Management, Inc. and its affiliates ("SEAM") acquired shares of CNX's common stock in the open market which resulted in SEAM's aggregate share ownership exceeding more than 25% of CNX's common stock outstanding. This transaction, as such, constituted a change in control event under the severance agreements, resulting in the accelerated vesting of 473,126 restricted stock units and 903,100 performance share units held by the aforementioned employees that were issued prior to 2019. Those affected employees and officers each consented to waive the change in control vesting provision included in the change in control severance agreements with respect to their 2019 restricted stock unit and performance share unit awards. The accelerated vesting resulted in $19,654 of additional long-term equity-based compensation expense for the nine months ended September 30, 2019, and is included in Selling, General, and Administrative Costs in the Consolidated Statements of Income. The performance share unit awards that vested continue to be subject to the attainment of performance goals as determined by the Compensation Committee of CNX's Board of Directors after the end of the applicable performance period.
The computations for basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$143,960	$146,756	$272,004	$753,696
Less: Net Income Attributable to Non-Controlling Interest	28,422	21,727	81,325	59,090
Net Income Attributable to CNX Resources Shareholders	$115,538	$125,029	$190,679	$694,606

Weighted-average Shares of Common Stock Outstanding	187,448,749	210,238,509	188,012,044	216,010,561
Effect of Diluted Shares	982,210	2,469,573	1,548,899	2,288,301
Weighted-average Diluted Shares of Common Stock Outstanding	188,430,959	212,708,082	189,560,943	218,298,862

Earnings per Share:
Basic	$0.62	$0.59	$1.01	$3.22
Diluted	$0.61	$0.59	$1.01	$3.18

NOTE 3—CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS:

Changes in Accumulated Other Comprehensive Loss related to pension obligations, net of tax, were as follows:

Amount
Balance at December 31, 2018	$(7,904)
Amounts Reclassified from Accumulated Other Comprehensive Loss, net of tax	126
Balance at September 30, 2019	$(7,778)

The following table shows the reclassification of adjustments out of Accumulated Other Comprehensive Loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Actuarially Determined Long-Term Liability Adjustments
Amortization of Prior Service Costs	$(4)	$(6)	$(13)	$(186)
Recognized Net Actuarial Loss	60	41	183	749
Total	56	35	170	563
Less: Tax Benefit	15	13	44	202
Net of Tax	$41	$22	$126	$361

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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue from Contracts with Customers
Natural Gas Revenue	$245,815	$293,864	$966,574	$930,505
NGLs Revenue	18,305	46,663	72,095	137,104
Condensate Revenue	839	3,426	4,846	14,925
Oil Revenue	92	759	347	2,317
Total Natural Gas, NGLs and Oil Revenue	265,051	344,712	1,043,862	1,084,851

Purchased Gas Revenue	29,192	10,560	64,181	38,546
Midstream Revenue	18,525	19,946	55,863	69,684

Other Sources of Revenue and Other Operating Income
Gain on Commodity Derivative Instruments	213,913	18,005	240,118	78,752
Other Operating Income	3,316	3,903	9,436	23,146
Total Revenue and Other Operating Income	$529,997	$397,126	$1,413,460	$1,294,979

The disaggregated revenue corresponds with the Company’s segment reporting found in Note 17 - Segment Information.

Contract Balances

CNX invoices its customers once a performance obligation has been satisfied, at which point payment is unconditional. Accordingly, CNX's contracts with customers do not give rise to contract assets or liabilities under Accounting Standards Codification (ASC) 606. The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer. The opening and closing balances of the Company’s receivables related to contracts with customers were $252,424 and $96,997, respectively, as of September 30, 2019.

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

For revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $155,567 as of September 30, 2019. The Company expects to recognize net revenue of $43,538 in the next 12 months and $47,076 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with our midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and NGL revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amount received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For the three and nine months ended September 30, 2019 and 2018, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 5—ACQUISITIONS AND DISPOSITIONS:

On August 31, 2018, CNX closed on the sale of substantially all of its Ohio Utica Joint Venture Assets in the wet gas Utica Shale areas of Belmont, Guernsey, Harrison, and Noble Counties, which included approximately 26,000 net undeveloped acres. The net cash proceeds of $381,214 are included in Proceeds from Asset Sales in the Consolidated Statements of Cash Flows and the net gain on the transaction of $130,849 is included in the Gain on Asset Sales and Abandonments in the Consolidated Statements of Income.

On May 2, 2018, CNX closed on an Asset Exchange Agreement (the “AEA”) with HG Energy II Appalachia, LLC (“HG Energy”), pursuant to which, among other things, HG Energy (i) paid to CNX approximately $7,000 and (ii) assigned to CNX certain undeveloped Marcellus and Utica acreage in Southwest Pennsylvania, in exchange for CNX (x) assigning its interest in certain non-core midstream assets and surface acreage to HG Energy and (y) releasing certain HG Energy oil and gas acreage from dedication under a gathering agreement that is partially held, indirectly, by CNX. In connection with the transaction, CNX also agreed to certain transactions with CNXM, including the amendment of the existing gas gathering agreement between CNX and CNXM to increase the existing well commitment by an additional forty wells. The net gain on the sale was $286 and is included in the Gain on Asset Sales and Abandonments line of the Consolidated Statements of Income.

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
On March 30, 2018, CNX Gas completed the sale of substantially all of its shallow oil and gas assets and certain Coalbed Methane (CBM) assets in Pennsylvania and West Virginia for $89,296 in cash consideration. In connection with the sale, the buyer assumed approximately $196,514 of asset retirement obligations. The net gain on the sale was $4,432 and is included in Gain on Asset Sales and Abandonments in the Consolidated Statements of Income for the nine months ended September 30, 2018.

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

The fair value of the previously held equity interests was based on inputs that are not observable in the market and therefore represent Level 3 inputs (See Note 15 - Fair Value of Financial Instruments). The fair value was measured using valuation techniques that convert future cash flows into a single discounted amount. Significant inputs to the valuation included estimates of: (i) gathering volumes; (ii) future operating costs; and (iii) a market-based weighted average cost of capital. These inputs required significant judgments and estimates by management.

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

Fair Value of Consideration Transferred:

Amount
Cash Consideration	$305,000
CNX Gathering Cash on Hand at January 3, 2018 Distributed to Noble	2,620
Fair Value of Previously Held Equity Interest	799,033
Total Estimated Fair Value of Consideration Transferred	$1,106,653

The following is a summary of the fair values of the net assets acquired:

Fair Value of Assets Acquired:	Amount
Cash and Cash Equivalents	$8,348
Accounts and Notes Receivable	21,199
Prepaid Expense	2,006
Other Current Assets	163
Property, Plant and Equipment, Net	1,043,340
Intangible Assets	128,781
Other	593
Total Assets Acquired	1,204,430

Fair Value of Liabilities Assumed:
Accounts Payable	26,059
CNXM Revolving Credit Facility	149,500
Total Liabilities Assumed	175,559

Total Identifiable Net Assets	1,028,871
Fair Value of Noncontrolling Interest in CNXM	(718,577)
Goodwill	796,359
Net Assets Acquired	$1,106,653

Post-Acquisition Operating Results (Midstream Acquisition)

The Midstream Acquisition contributed the following to the Company's Midstream segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Midstream Revenue	$74,261	$61,372	$225,280	$186,875
Earnings Before Income Tax	$41,741	$31,173	$118,739	$94,502

NOTE 6—INCOME TAXES:

The effective tax rates for the three and nine months ended September 30, 2019 were 25.4% and 22.3%, respectively. The effective tax rate for the nine months ended September 30, 2019 differs from the U.S. federal statutory rate of 21% primarily due to the impact of noncontrolling interest, equity compensation and state income taxes.

The effective tax rates for the three and nine months ended September 30, 2018 were 27.9% and 24.1%, respectively. The effective rate for the nine months ended September 30, 2018 differs from the U.S. federal statutory rate of 21% primarily due to increases for both state income taxes and state valuation allowances, offset by the benefit derived from the filing of a Federal 10-year net operating loss (“NOL”) carryback as well as non-controlling interest.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "Act") which, among other things, lowered the U.S. Federal corporate income tax rate from 35% to 21%, repealed the corporate alternative minimum tax ("AMT"), and provided for a refund of previously accrued corporate AMT credits. As of December 31, 2018, the Company reclassified $102,482 from Deferred Income Taxes to Recoverable Income Taxes in the Consolidated Balance Sheets in anticipation of the AMT refund that is also included in the Recoverable Income Taxes line of the Consolidated Statements of Cash Flows in the nine months ended September 30, 2019.

The total amount of uncertain tax positions at each of September 30, 2019 and December 31, 2018 was $31,516. If these uncertain tax positions were recognized, approximately $31,516 would affect CNX's effective tax rate. There were no changes in unrecognized tax benefits during the three and nine months ended September 30, 2019.

CNX recognizes accrued interest related to uncertain tax positions in interest expense. As of September 30, 2019 and December 31, 2018, CNX had no accrued liabilities for interest related to uncertain tax positions.
CNX recognizes penalties accrued related to uncertain tax positions in its income tax expense. As of September 30, 2019 and December 31, 2018, CNX had no accrued liabilities for tax penalties related to uncertain tax positions.
CNX and its subsidiaries file federal income tax returns with the United States and tax returns within various state jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2016. The Company expects the Internal Revenue Service to conclude its audit of tax years 2016 through 2017 in the second quarter of 2020.

NOTE 7—PROPERTY, PLANT AND EQUIPMENT:

	September 30, 2019	December 31, 2018
Property, Plant and Equipment
Intangible Drilling Cost	$4,566,206	$4,120,283
Gas Gathering Equipment	2,399,883	2,126,895
Proved Gas Properties	1,157,361	1,135,411
Gas Wells and Related Equipment	1,047,139	859,359
Unproved Gas Properties	949,529	927,667
Surface Land and Other Equipment	233,812	238,487
Other	158,368	159,326
Total Property, Plant and Equipment	10,512,298	9,567,428
Less: Accumulated Depreciation, Depletion and Amortization	2,981,723	2,624,984
Total Property, Plant and Equipment - Net	$7,530,575	$6,942,444

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS:

In connection with the Midstream Acquisition that closed on January 3, 2018 (See Note 5 - Acquisitions and Dispositions for more information), CNX recorded $796,359 of goodwill and $128,781 of other intangible assets which are comprised of customer relationships.

All goodwill is attributed to the Midstream reportable segment.

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	September 30, 2019	December 31, 2018
Other Intangible Assets
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	11,467	6,552
Total Other Intangible Assets, net	$98,285	$103,200

During the second quarter of 2018, CNX determined that the carrying value of a portion of the customer relationship intangible assets exceeded their fair value as a result of an Asset Exchange Agreement with HG Energy. Accordingly, CNX recognized an impairment on this intangible asset of $18,650. There were no such impairments in the current period.

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets for the three and nine months ended September 30, 2019 was $1,638 and $4,915, respectively. Amortization expense related to other intangible assets was $1,638 and $5,293 for the three and nine months ended September 30, 2018, respectively. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 9—REVOLVING CREDIT FACILITIES:
CNX Resources Corporation (CNX)
In April 2019, CNX amended its senior secured revolving credit facility ("Credit Facility") and extended its maturity to April 2024. The lenders' commitments remained unchanged at $2,100,000, with an accordion feature that allows the Company to increase the commitments to $3,000,000. The borrowing base was reaffirmed at $2,100,000, including a $650,000 letters of credit aggregate sub-limit. In addition, the Cumulative Credit Basket for dividends and distributions was replaced with a basket for dividends and distributions subject to a pro forma net leverage ratio of at least 3.00 to 1.00 and availability under the credit facility of at least 15% of the aggregate commitments. If the aggregate principal amount of the existing 5.875% Senior Notes due in April 2022 and certain other publicly traded debt securities outstanding 91 days prior to the earliest maturity of such debt (the "Springing Maturity Date") is greater than $500,000, then the Credit Facility will mature on the Springing Maturity Date. In October 2019, as part of the semi-annual borrowing base redetermination the lenders' increased CNX's borrowing base to $2,300,000.

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

The CNX Credit Facility is secured by substantially all of the assets of CNX and certain of its subsidiaries (excluding the Excluded Subsidiaries, which includes CNX Midstream GP LLC and its subsidiaries). Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Availability under the Credit Facility is limited to a borrowing base, which is determined by the lenders' syndication agent and approved by the required number of lenders in good faith by calculating a value of CNX's proved natural gas reserves.

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

The CNX Credit Facility also requires that CNX maintain a maximum net leverage ratio of no greater than 4.00 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding borrowings under the revolver, measured quarterly. The calculation of all of the ratios exclude CNXM. CNX was in compliance with all financial covenants as of September 30, 2019.

At September 30, 2019, the CNX Credit Facility had $613,200 of borrowings outstanding and $199,066 of letters of credit outstanding, leaving $1,287,734 of unused capacity. At December 31, 2018, the CNX Credit Facility had $612,000 of borrowings outstanding and $198,396 of letters of credit outstanding, leaving $1,289,604 of unused capacity.

CNX Midstream Partners LP (CNXM)
In April 2019, CNXM amended its senior secured revolving credit facility and extended its maturity to April 2024. The lenders’ commitments remained unchanged at $600,000, with an accordion feature that allows CNXM to increase the available borrowings by up to an additional $250,000 under certain terms and conditions. Among other things, the revolving credit facility now includes (i) the addition of a restricted payment basket permitting cash repurchases of Incentive Distribution Rights (IDRs) subject to a pro forma secured leverage ratio of 3.00 to 1.00, a pro forma total leverage ratio of 4.00 to 1.00 and pro forma availability of 20% of commitments and (ii) a restricted payment basket for the repurchase of LP units not to exceed Available Cash (as defined in the partnership agreement) in any quarter, of up to $150,000 per year and up to $200,000 during the life of the facility.

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

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (w) for so long as at least $150,000 of the CNXM senior notes are outstanding, a maximum total leverage ratio of no greater than 5.25 to 1.00 (which increases to no greater than 5.50 to 1.00 during qualifying acquisition periods); (x) if less than $150,000 of the CNXM senior notes are outstanding, a maximum total leverage ratio of no greater than 4.75 to 1.00 (which increases to no greater than 5.25 to 1.00 during qualifying acquisition periods); (y) a maximum secured leverage ratio of no greater than 3.50 to 1.00 and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00. CNXM was in compliance with all financial covenants as of September 30, 2019.

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

At September 30, 2019, the CNXM credit facility had $246,000 of borrowings outstanding. CNXM had the maximum amount of revolving credit available for borrowing at September 30, 2019, or $354,000. At December 31, 2018, the CNXM credit facility had $84,000 of borrowings outstanding.

NOTE 10—OTHER ACCRUED LIABILITIES:

	September 30, 2019	December 31, 2018
Royalties	$64,245	$92,005
Gas Derivatives	44,826	61,661
Accrued Interest	28,692	26,333
Transportation Charges	19,925	19,661
Deferred Revenue	11,614	17,693
Short-Term Incentive Compensation	9,774	20,482
Accrued Other Taxes	8,788	7,300
Accrued Payroll & Benefits	5,909	6,533
Other	40,862	31,851
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	5,076	1,075
Salary Retirement	1,646	1,578
Total Other Accrued Liabilities	$241,357	$286,172

NOTE 11—LONG-TERM DEBT:

	September 30, 2019	December 31, 2018
Senior Notes due April 2022 at 5.875% (Principal of $894,307 and $1,294,307 plus Unamortized Premium of $1,108 and $2,069, respectively)	$895,415	$1,296,376
CNX Credit Facility	613,200	612,000
Senior Notes due March 2027 at 7.25%, Issued at Par Value	500,000	—
CNX Midstream Partners LP Senior Notes due March 2026 at 6.50% (Principal of $400,000 less Unamortized Discount of $4,813 and $5,375, respectively)	395,187	394,625
CNX Midstream Partners LP Revolving Credit Facility	246,000	84,000
Less: Unamortized Debt Issuance Costs	9,568	8,796
Long-Term Debt	$2,640,234	$2,378,205

During the nine months ended September 30, 2019, CNX completed a private offering of $500,000 of 7.25% senior notes due in March 2027. The notes are guaranteed by most of CNX's subsidiaries but do not include CNXM's general partner or CNXM.

During the nine months ended September 30, 2019, CNX purchased $400,000 of its outstanding 5.875% senior notes due in April 2022. As part of this transaction, a loss of $7,614 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income.

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

During the three and nine months ended September 30, 2018, CNX purchased $200,000 and $500,000, respectively, of its outstanding 8.00% senior notes due in April 2023. As part of these transactions, a loss of $15,385 and $38,798, respectively, was included in Loss on Debt Extinguishment in the Consolidated Statements of Income.

NOTE 12—LEASES:

On January 1, 2019, the Company adopted Accounting Standard Update (ASU) 2016-02, and all related amendments, using the transition method, which allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. CNX elected the transition relief package of practical expedients by applying previous accounting conclusions under ASC 840 to all leases that existed prior to the transition date. As a result, CNX did not reassess 1) whether existing or expired contracts contain leases, 2) lease classification for any existing or expired leases or 3) whether lease origination costs qualified as initial direct costs. Additionally, the Company elected the short-term practical expedient for all asset classes by establishing an accounting policy to exclude leases with a term of 12 months or less. CNX will not separate lease components from non-lease components for any asset class. Lastly, CNX adopted the easement practical expedient, which allows the Company to apply ASC 842 prospectively to land easements after the adoption date. Easements that existed or expired prior to the adoption date that were not previously assessed under ASC 840 will not be reassessed.

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

The components of lease cost were as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2019
Operating Lease Cost	$21,723	$53,080
Finance Lease Cost:
Amortization of Right-of-Use Assets	1,310	3,936
Interest on Lease Liabilities	298	974
Short-term Lease Cost	555	4,922
Variable Lease Cost*	5,015	16,554
Total Lease Cost	$28,901	$79,466
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

Amounts recognized in the Consolidated Balance Sheet are as follows:

September 30,
2019
Operating Leases:
Operating Lease Right-of-Use Asset	$205,647

Current Portion of Operating Lease Obligations	65,061
Operating Lease Obligations	122,514
Total Operating Lease Liabilities	$187,575

Finance Leases:
Property, Plant and Equipment	$73,363
Less—Accumulated Depreciation, Depletion and Amortization	62,191
Property, Plant and Equipment—Net	$11,172

Current Portion of Finance Lease Obligations	$7,203
Finance Lease Obligations	9,400
Total Finance Lease Liabilities	$16,603

Supplemental cash flow information related to leases was as follows:

For the Nine Months Ended
September 30, 2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows from Operating Leases	$48,308
Operating Cash Flows from Finance Leases	$974
Financing Cash Flows from Finance Leases	$5,322
Right-of-Use Assets Obtained in Exchange for Lease Obligations:
Operating Leases	$15,347
Finance Leases	$1,722

Maturities of lease liabilities are as follows:

	Operating	Finance
	Leases	Leases
Twelve months ended September 30,
2020	$72,775	$8,136
2021	57,943	7,794
2022	37,534	1,584
2023	5,460	413
2024	5,440	201
Thereafter	32,034	—
Total Lease Payments	211,186	18,128
Less: Interest	23,611	1,525
Present Value of Lease Liabilities	$187,575	$16,603

Lease terms and discount rates are as follows:

September 30,
2019
Weighted Average Remaining Lease Term (years):
Operating Leases	4.46
Finance Leases	2.35

Weighted Average Discount Rate:
Operating Leases	4.95%
Finance Leases	6.96%

NOTE 13—COMMITMENTS AND CONTINGENT LIABILITIES:
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
At September 30, 2019, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third-parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$198,316	$80,244	$118,072	$—	$—
Other	750	750	—	—	—
Total Letters of Credit	199,066	80,994	118,072	—	—
Surety Bonds:
Employee-Related	1,850	—	1,850	—	—
Environmental	11,283	11,073	210	—	—
Financial Guarantees	81,670	26,400	55,270	—	—
Other	9,306	8,433	873	—	—
Total Surety Bonds	104,109	45,906	58,203	—	—
Total Commitments	$303,175	$126,900	$176,275	$—	$—

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

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of September 30, 2019, the purchase obligations for each of the next five years and beyond were as follows:

Obligations Due	Amount
Less than 1 year	$252,535
1 - 3 years	489,023
3 - 5 years	412,960
More than 5 years	1,113,008
Total Purchase Obligations	$2,267,526

NOTE 14—DERIVATIVE INSTRUMENTS:

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

The change in fair value of the interest rate swap agreement is accounted for on a mark-to-market basis with changes in fair value recorded in current period earnings. The fair value at September 30, 2019 and the corresponding change in fair value from inception through September 30, 2019 was nominal.

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

The total notional amounts of production of CNX's derivative instruments were as follows:

	September 30,	December 31,	Forecasted to
	2019	2018	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,502.4	1,484.4	2024
Natural Gas Basis Swaps (Bcf)	1,240.5	1,056.6	2024

The gross fair value of CNX's derivative instruments was as follows:

Asset Derivative Instruments			Liability Derivative Instruments
	September 30,	December 31,		September 30,	December 31,
	2019	2018		2019	2018
Commodity Swaps:
Prepaid Expense	$172,836	$28,612	Other Accrued Liabilities	$1,389	$34,640
Other Assets	254,967	164,310	Other Liabilities	17,440	52,011
Total Asset	$427,803	$192,922	Total Liability	$18,829	$86,651

Basis Only Swaps:
Prepaid Expense	$25,420	$11,628	Other Accrued Liabilities	$43,437	$27,021
Other Assets	20,925	48,788	Other Liabilities	98,638	40,210
Total Asset	$46,345	$60,416	Total Liability	$142,075	$67,231

The effect of derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cash Received (Paid) in Settlement of Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	$61,441	$6,916	$53,058	$23,540
Basis Swaps	(4,400)	(4,091)	(26,727)	(21,022)
Total Cash Received in Settlement of Commodity Derivative Instruments	57,041	2,825	26,331	2,518

Unrealized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	126,617	27,749	302,701	76,999
Basis Swaps	30,255	(12,569)	(88,914)	(765)
Total Unrealized Gain on Commodity Derivative Instruments	156,872	15,180	213,787	76,234

Gain (Loss) on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	188,058	34,665	355,759	100,539
Basis Swaps	25,855	(16,660)	(115,641)	(21,787)
Total Gain on Commodity Derivative Instruments	$213,913	$18,005	$240,118	$78,752

The Company also enters into fixed price natural gas sales agreements that are satisfied by physical delivery. These physical commodity contracts qualify for the normal purchases and normal sales exception and are not subject to derivative instrument accounting.

NOTE 15—FAIR VALUE OF FINANCIAL INSTRUMENTS:

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
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at September 30, 2019			Fair Value Measurements at December 31, 2018
Description	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Gas Derivatives	$—	$313,244	$—	$—	$99,456	$—

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$5,484	$5,484	$17,198	$17,198
Long-Term Debt (Excluding Debt Issuance Costs)	$2,649,802	$2,505,114	$2,387,001	$2,290,537

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

NOTE 16—VARIABLE INTEREST ENTITIES:

The Company determined CNXM, of which the Company owns an approximately 34% limited partner interest and 100% of the general partner interest, to be a variable interest entity. As a result of the Midstream Acquisition (see Note 5 - Acquisitions and Dispositions), the Company has the power through the Company's ownership and control of CNXM's general partner (CNX Midstream GP LLC) to direct the activities that most significantly impact CNXM's economic performance. In addition, through its limited partner interest and incentive distribution rights, or IDRs, in CNXM, the Company has the obligation to absorb the losses of CNXM and the right to receive benefits in accordance with such interests. As the Company has a controlling financial interest and is the primary beneficiary of CNXM, the Company consolidated CNXM commencing January 3, 2018.

The risks associated with the operations of CNXM are discussed in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 7, 2019 and its other periodic reports filed after that date.

The following table presents amounts included in the Company's Consolidated Balance Sheets that were for the use or obligation of CNXM:

	September 30,	December 31,
	2019	2018
Assets:
Cash	$1,735	$3,966
Receivables - Related Party	17,845	17,073
Receivables - Third Party	6,074	7,028
Other Current Assets	1,646	2,383
Property, Plant and Equipment, net	1,144,177	891,775
Operating Lease ROU Asset	6,281	—
Other Assets	3,508	3,203
Total Assets	$1,181,266	$925,428
Liabilities:
Accounts Payable and Accrued Liabilities	$99,118	$43,919
Accounts Payable - Related Party	3,788	4,980
Revolving Credit Facility	246,000	84,000
Long-Term Debt	393,925	393,215
Long-Term Operating Lease Liabilities	40	—
Total Liabilities	$742,871	$526,114

The following table summarizes CNXM's Consolidated Statements of Operations and Cash Flows, inclusive of affiliate amounts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Gathering Revenue - Related Party	$55,453	$41,022	$168,434	$116,328
Gathering Revenue - Third Party	18,523	19,946	55,862	69,523
Total Revenue	73,976	60,968	224,296	185,851
Expenses
Operating Expense - Related Party	6,105	5,131	18,167	14,645
Operating Expense - Third Party	5,612	4,870	17,774	20,744
General and Administrative Expense - Related Party	3,573	3,060	11,567	10,292
General and Administrative Expense - Third Party	1,236	1,771	4,136	6,639
Loss on Asset Sales and Abandonments	—	—	7,229	2,501
Depreciation Expense	6,184	5,306	17,694	16,605
Interest Expense	7,601	7,255	22,625	16,863
Total Expense	30,311	27,393	99,192	88,289
Net Income	$43,665	$33,575	$125,104	$97,562

Net Cash Provided by Operating Activities	$51,014	$35,666	$175,680	$131,207
Net Cash Used in Investing Activities	$(68,289)	$(44,241)	$(251,156)	$(79,366)
Net Cash Provided by (Used in) Financing Activities	$7,333	$8,818	$73,245	$(54,085)

In March 2018, CNXM closed on its acquisition of CNX's remaining 95% interest in the gathering system and related assets commonly referred to as the Shirley-Penns System, in exchange for cash consideration in the amount of $265,000. CNXM funded the cash consideration with proceeds from the issuance of its 6.50% senior notes due 2026 (See Note 11 - Long-Term Debt).
At September 30, 2019 and December 31, 2018, CNX had a net payable of $14,085 and $12,202 respectively, due to CNX Gathering and CNXM, primarily for accrued but unpaid gathering services.

NOTE 17—SEGMENT INFORMATION:
CNX consists of two principal business divisions: Exploration and Production (E&P) and Midstream. The principal activity of the E&P Division, which includes four reportable segments, is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P Division's reportable segments are Marcellus Shale, Utica Shale, Coalbed Methane, and Other Gas. The Other Gas Segment is primarily related to shallow oil and gas production which is not significant to the Company due to the sale of substantially all of CNX's shallow oil and gas assets in the 2018 period (See Note 5 - Acquisitions and Dispositions for more information). It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, exploration and production related other costs, as well as various other operating activities assigned to the E&P Division but not allocated to each individual segment.
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

Industry segment results for the three months ended September 30, 2019:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	Midstream	Unallocated	Intercompany Eliminations	Consolidated
Natural Gas, NGLs and Oil Revenue	$179,142	$50,042	$35,621	$246	$265,051	$—	$—	$—	$265,051	(A)
Purchased Gas Revenue	—	—	—	29,192	29,192	—	—	—	29,192
Midstream Revenue	—	—	—	—	—	74,261	—	(55,736)	18,525
Gain on Commodity Derivative Instruments	38,354	12,628	6,036	156,895	213,913	—	—	—	213,913
Other Operating Income	—	—	—	3,375	3,375	—	—	(59)	3,316	(B)
Total Revenue and Other Operating Income	$217,496	$62,670	$41,657	$189,708	$511,531	$74,261	$—	$(55,795)	$529,997
Earnings Before Income Tax	$41,014	$18,220	$8,717	$83,279	$151,230	$41,741	$(109)	$—	$192,862
Segment Assets					$7,087,782	$2,178,073	$16,668	$3,735	$9,286,258	(C)
Depreciation, Depletion and Amortization					$111,839	$8,620	$—	$—	$120,459
Capital Expenditures					$267,689	$68,448	$—	$—	$336,137

(A)
Included in Total Natural Gas, NGLs and Oil Revenue are sales of $39,092 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.

(B)	Includes equity in earnings of unconsolidated affiliates of $673 for Total E&P.

(C)	Includes investments in unconsolidated equity affiliates of $17,110 for Total E&P.

Industry segment results for the three months ended September 30, 2018:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	Midstream	Unallocated	Intercompany Eliminations	Consolidated
Natural Gas, NGLs and Oil Revenue	$207,407	$88,039	$48,471	$795	$344,712	$—	$—	$—	$344,712	(D)
Purchased Gas Revenue	—	—	—	10,560	10,560	—	—	—	10,560
Midstream Revenue	—	—	—	—	—	61,372	—	(41,426)	19,946
Gain (Loss) on Commodity Derivative Instruments	1,796	(151)	605	15,755	18,005	—	—	—	18,005
Other Operating Income	—	—	—	3,969	3,969	—	—	(66)	3,903	(E)
Total Revenue and Other Operating Income	$209,203	$87,888	$49,076	$31,079	$377,246	$61,372	$—	$(41,492)	$397,126
Earnings (Loss) Before Income Tax	$64,408	$41,237	$9,642	$(60,856)	$54,431	$31,173	$117,830	$—	$203,434
Segment Assets					$6,256,132	$1,883,134	$82,696	$(12,926)	$8,209,036	(F)
Depreciation, Depletion and Amortization					$111,844	$7,741	$—	$—	$119,585
Capital Expenditures					$253,263	$44,202	$—	$—	$297,465

(D)	Included in Total Natural Gas, NGLs and Oil Revenue are sales of $42,901 to NJR Energy Services Company, which comprises over 10% of revenue from contracts with external customers for the period.

(E)	Includes equity in earnings of unconsolidated affiliates of $1,241 for Total E&P.

(F)	Includes investments in unconsolidated equity affiliates of $19,488 for Total E&P.

Industry segment results for the nine months ended September 30, 2019:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	Midstream	Unallocated	Intercompany Eliminations	Consolidated
Natural Gas, NGLs and Oil Revenue	$709,656	$208,206	$125,094	$906	$1,043,862	$—	$—	$—	$1,043,862	(A)
Purchased Gas Revenue	—	—	—	64,181	64,181	—	—	—	64,181
Midstream Revenue	—	—	—	—	—	225,280	—	(169,417)	55,863
Gain on Commodity Derivative Instruments	17,727	5,774	2,819	213,798	240,118	—	—	—	240,118
Other Operating Income	—	—	—	9,671	9,671	—	—	(235)	9,436	(B)
Total Revenue and Other Operating Income	$727,383	$213,980	$127,913	$288,556	$1,357,832	$225,280	$—	$(169,652)	$1,413,460
Earnings (Loss) Before Income Tax	$178,326	$68,165	$29,219	$(42,650)	$233,060	$118,739	$(1,662)	$—	$350,137
Segment Assets					$7,087,782	$2,178,073	$16,668	$3,735	$9,286,258	(C)
Depreciation, Depletion and Amortization					$349,620	$24,999	$—	$—	$374,619
Capital Expenditures					$716,164	$248,338	$—	$—	$964,502

(A)
Included in Total Natural Gas, NGLs and Oil Revenue are sales of $155,337 to Direct Energy Business Marketing LLC and $114,440 to NJR Energy Services Company, each of which comprise over 10% of revenue from contracts with external customers for the period.

(B)	Includes equity in earnings of unconsolidated affiliates of $1,703 for Total E&P.

(C)	Includes investments in unconsolidated equity affiliates of $17,110 for Total E&P.

Industry segment results for the nine months ended September 30, 2018:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	Midstream	Unallocated	Intercompany Eliminations	Consolidated
Natural Gas, NGLs and Oil Revenue	$590,728	$326,119	$152,854	$15,150	$1,084,851	$—	$—	$—	$1,084,851	(D)
Purchased Gas Revenue	—	—	—	38,546	38,546	—	—	—	38,546
Midstream Revenue	—	—	—	—	—	186,875	—	(117,191)	69,684
Gain on Commodity Derivative Instruments	1,411	746	330	76,265	78,752	—	—	—	78,752
Other Operating Income	—	—	—	23,355	23,355	—	—	(209)	23,146	(E)
Total Revenue and Other Operating Income	$592,139	$326,865	$153,184	$153,316	$1,225,504	$186,875	$—	$(117,400)	$1,294,979
Earnings (Loss) Before Income Tax	$155,923	$143,830	$35,164	$(138,551)	$196,366	$94,502	$702,097	$—	$992,965
Segment Assets					$6,256,132	$1,883,134	$82,696	$(12,926)	$8,209,036	(F)
Depreciation, Depletion and Amortization					$338,834	$24,504	$—	$—	$363,338
Capital Expenditures					$708,660	$85,464	$—	$—	$794,124

(D)	Included in Total Natural Gas, NGLs and Oil Revenue are sales of $158,746 to NJR Energy Services Company, which comprises over 10% of revenue from contracts with external customers for the period.

(E)	Includes equity in earnings of unconsolidated affiliates of $4,688 for Total E&P.

(F)	Includes investments in unconsolidated equity affiliates of $19,488 for Total E&P.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Total Segment Revenue from Contracts with External Customers	$312,768	$375,218	$1,163,906	$1,193,081
Gain on Commodity Derivative Instruments	213,913	18,005	240,118	78,752
Other Operating Income	3,316	3,903	9,436	23,146
Total Consolidated Revenue and Other Operating Income	$529,997	$397,126	$1,413,460	$1,294,979

Earnings Before Income Tax:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Segment Income Before Income Taxes for Reportable Business Segments:
Total E&P	$151,230	$54,431	$233,060	$196,366
Midstream	41,741	31,173	118,739	94,502
Total Segment Income Before Income Taxes for Reportable Business Segments	$192,971	$85,604	$351,799	$290,868
Unallocated Expenses:
Other (Expense) Income	(3,109)	(1,105)	(1,578)	4,811
Gain on Certain Asset Sales	3,000	134,320	7,530	146,706
Gain on Previously Held Equity Interest	—	—	—	623,663
Loss on Debt Extinguishment	—	(15,385)	(7,614)	(54,433)
Impairment of Other Intangible Assets	—	—	—	(18,650)
Earnings Before Income Tax	$192,862	$203,434	$350,137	$992,965

Total Assets:

	September 30,
	2019	2018
Segment Assets for Total Reportable Business Segments:
E&P	$7,087,782	$6,256,132
Midstream	2,178,073	1,883,134
Intercompany Eliminations	3,735	(12,926)
Items Excluded from Segment Assets:
Cash and Cash Equivalents	5,484	42,672
Recoverable Income Taxes	11,184	40,024
Total Consolidated Assets	$9,286,258	$8,209,036

NOTE 18—STOCK REPURCHASE:
Since the October 30, 2017 inception of the current stock repurchase program, CNX's Board of Directors has approved in total a $750,000 stock repurchase program, which is not subject to an expiration date. The repurchases may be affected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans. During the nine months ended September 30, 2019, 12,929,487 shares were repurchased and retired at an average price of $8.91 per share for a total cost of $115,477.

NOTE 19—RECENT ACCOUNTING PRONOUNCEMENTS:

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
General

During the third quarter of 2019, CNX sold 128.3 Bcfe of produced natural gas, an increase of 7.8% from the 119.0 Bcfe sold in the year-earlier quarter, primarily due to an increase in Marcellus Shale volumes. The increase was offset, in part, by a decrease in Utica Shale volumes due to the sale of substantially all of CNX's Ohio Utica joint venture ("JV") assets in the third quarter of 2018. Total quarterly production costs increased to $1.99 per Mcfe, compared to the year-earlier quarter of $1.97 per Mcfe, driven primarily by increases in transportation, gathering and compression, offset, in part, by reductions in depreciation, depletion and amortization and lease operating expense. Capital expenditures increased to $336 million in the third quarter of 2019, compared to $297 million of spend in the third quarter of 2018.

Marketing Update:
For the third quarter of 2019, CNX's average sales price for natural gas, natural gas liquids (NGLs), oil, and condensate was $2.51 per Mcfe. The average realized price for all liquids for the third quarter of 2019 was $14.26 per barrel.

CNX's weighted average differential from NYMEX in the third quarter of 2019 was negative $0.33 per MMBtu. CNX's average sales price for natural gas before hedging decreased 18.7% to $2.04 per Mcf compared with the average sales price of $2.51 per Mcf in the second quarter of 2019. This decrease resulted primarily from a lower Henry Hub price reflecting current general market conditions coupled with a wider differential. Including the impact of cash settlements from hedging, CNX's average sales price for natural gas was $0.08 per Mcf, or 3.1%, lower than the three months ended June 30, 2019, and $0.23 per Mcf, or 8.4%, lower than the three months ended September 30, 2018.

CNX Guidance:

CNX updates 2019 production volumes to 530-540 Bcfe, compared to the previous guidance of 510-530 Bcfe. CNX updates 2020 production volumes to 535-565 Bcfe, compared to the previous guidance of 570-595 Bcfe. The updated 2020 guidance equates to an approximately 3% increase over 2019's updated midpoint.

Third quarter 2019 capital expenditure came in lower than expected, and the company is reducing its full-year 2019 capital guidance, while increasing production volumes. For 2020, the company is reducing its full-year capital guidance and production volumes, primarily due to plan changes and associated timing.

For 2019 and 2020 combined, the company expects to spend approximately $80 million less capital than previously announced, resulting in 17.5 Bcfe less production in 2020, after accounting for 15 Bcfe of production accelerated from 2020 into 2019.

Total hedged natural gas production in the 2019 fourth quarter is 115.7 Bcf. The annual gas hedge position is shown in the table below:

	2019	2020
Volumes Hedged (Bcf), as of 10/9/19	405.2*	489.6
*Includes actual settlements of 312.5 Bcf.

CNX's hedged gas volumes include a combination of NYMEX financial hedges, index (NYMEX and basis) financial hedges, and physical fixed price sales. In addition, to protect the NYMEX hedge volumes from basis exposure, CNX enters into basis-only financial hedges and physical sales with fixed basis at certain sales points.

Results of Operations - Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
Net Income Attributable to CNX Resources Shareholders
CNX reported net income attributable to CNX Resources shareholders of $116 million, or earnings per diluted share of $0.61, for the three months ended September 30, 2019, compared to net income attributable to CNX Resources shareholders of $125 million, or earnings per diluted share of $0.59, for the three months ended September 30, 2018.

	For the Three Months Ended September 30,
(Dollars in thousands)	2019	2018	Variance
Net Income	$143,960	$146,756	$(2,796)
Less: Net Income Attributable to Noncontrolling Interest	28,422	21,727	6,695
Net Income Attributable to CNX Resources Shareholders	$115,538	$125,029	$(9,491)

CNX consists of two principal business divisions: Exploration and Production (E&P) and Midstream.

The principal activity of the E&P Division is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P Division's reportable segments are Marcellus Shale, Utica Shale, Coalbed Methane, and Other Gas.

CNX's E&P Division had earnings before income tax of $151 million for the three months ended September 30, 2019, compared to earnings before income tax of $54 million for the three months ended September 30, 2018. Included in the earnings for the three months ended September 30, 2019 and 2018 were unrealized gains on commodity derivative instruments of $157 million and $15 million, respectively.

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

CNX's Midstream Division had earnings before income tax of $42 million for the three months ended September 30, 2019, compared to earnings before income tax of $31 million for the three months ended September 30, 2018.
E&P Division Summary
Sales volumes, average sales price (including the effects of settled derivative instruments), and average costs for the E&P Division were as follows:

	For the Three Months Ended September 30,
	2019	2018	Variance	Percent Change
Sales Volumes (Bcfe)	128.3	119.0	9.3	7.8%

Average Sales Price (per Mcfe)	$2.51	$2.92	$(0.41)	(14.0)%
Lease Operating Expense (per Mcfe)	0.11	0.14	(0.03)	(21.4)%
Production, Ad Valorem, and Other Fees (per Mcfe)	0.05	0.06	(0.01)	(16.7)%
Transportation, Gathering and Compression (per Mcfe)	0.97	0.84	0.13	15.5%
Depreciation, Depletion and Amortization (DD&A) (per Mcfe)	0.86	0.93	(0.07)	(7.5)%
Average Costs (per Mcfe)	1.99	1.97	0.02	1.0%
Average Margin (per Mcfe)	$0.52	$0.95	$(0.43)	(45.3)%

Natural gas, NGLs, and oil revenue was $265 million for the three months ended September 30, 2019, compared to $345 million for the three months ended September 30, 2018. The decrease was primarily due to the decrease in in natural gas and NGL pricing offset, in-part by the 7.8% increase in total sales volumes.

The decrease in average sales price per Mcfe was the result of the $0.67 per Mcf decrease in general natural gas prices, when excluding the impact of hedging, in the markets in which CNX sells its natural gas. There was also a $0.16 per Mcfe decrease in the uplift from NGLs and condensate sales volumes. Both decreases were offset, in-part by a $0.44 per Mcf increase in the realized gain on commodity derivative instruments related to the Company's hedging program during the current period.

Changes in the average costs per Mcfe were primarily related to the following items:

•
Transportation, gathering, and compression expense increased on a per unit basis primarily due to an increase in CNXM gathering fees related to an increase in our Marcellus production and an increase in firm transportation expense, primarily as a result of new contracts that give CNX the ability to move and sell natural gas outside of the Appalachian basin. The decrease in production from CNX's lower cost dry Utica volumes also contributed to the increase on a per unit basis.

•	Lease operating expense decreased on a per unit basis primarily due to a reduction in the number of employees and the associated costs in the period-to-period comparison.

•	Depreciation, depletion, and amortization expense decreased on a per unit basis primarily due to a reduction in Marcellus rates as a result of an increase in the Company's associated reserves.

The following table presents a breakout of net liquid and natural gas sales information to assist in the understanding of the Company’s natural gas production and sales portfolio.

	For the Three Months Ended September 30,
in thousands (unless noted)	2019	2018	Variance	Percent Change
LIQUIDS
NGLs:
Sales Volume (MMcfe)	8,019	9,972	(1,953)	(19.6)%
Sales Volume (Mbbls)	1,337	1,662	(325)	(19.6)%
Gross Price ($/Bbl)	$13.68	$28.08	$(14.40)	(51.3)%
Gross Revenue	$18,305	$46,663	$(28,358)	(60.8)%

Oil:
Sales Volume (MMcfe)	9	72	(63)	(87.5)%
Sales Volume (Mbbls)	2	12	(10)	(83.3)%
Gross Price ($/Bbl)	$56.64	$63.00	$(6.36)	(10.1)%
Gross Revenue	$92	$759	$(667)	(87.9)%

Condensate:
Sales Volume (MMcfe)	67	351	(284)	(80.9)%
Sales Volume (Mbbls)	11	58	(47)	(81.0)%
Gross Price ($/Bbl)	$75.54	$58.56	$16.98	29.0%
Gross Revenue	$839	$3,426	$(2,587)	(75.5)%

GAS
Sales Volume (MMcf)	120,208	108,565	11,643	10.7%
Sales Price ($/Mcf)	$2.04	$2.71	$(0.67)	(24.7)%
Gross Revenue	$245,815	$293,864	$(48,049)	(16.4)%

Hedging Impact ($/Mcf)	$0.47	$0.03	$0.44	1,466.7%
Gain on Commodity Derivative Instruments - Cash Settlement	57,041	2,825	54,216	1,919.2%

Selling, General and Administrative (SG&A) - Total Company

SG&A costs include costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Three Months Ended September 30,
(in millions)	2019	2018	Variance	Percent Change
SG&A
Short-Term Incentive Compensation	$2	$6	$(4)	(66.7)%
Long-Term Equity-Based Compensation (Non-Cash)	2	5	(3)	(60.0)%
Salaries and Wages	10	9	1	11.1%
Other	10	12	(2)	(16.7)%
Total SG&A	$24	$32	$(8)	(25.0)%

•	Short-term incentive compensation decreased $4 million due to lower projected payouts in the current period.

Unallocated Expense

Certain costs and expenses, such as other expense, gain on asset sales and abandonments related to non-core assets, loss on debt extinguishment and income taxes are unallocated expenses and therefore are excluded from the per unit costs above as well as segment reporting. Below is a summary of these costs and expenses:

Other Expense

	For the Three Months Ended September 30,
(in millions)	2019	2018	Variance	Percent Change
Other Income
Royalty Income	$—	$2	$(2)	(100.0)%
Right of Way Sales	—	1	(1)	(100.0)%
Interest Income	1	—	1	100.0%
Other	—	1	(1)	(100.0)%
Total Other Income	$1	$4	$(3)	(75.0)%

Other Expense
Professional Services	$1	$1	$—	—%
Bank Fees	3	3	—	—%
Other Corporate Expense	—	1	(1)	(100.0)%
Total Other Expense	$4	$5	$(1)	(20.0)%

Total Other Expense	$3	$1	$2	200.0%

Gain on Asset Sales and Abandonments
A gain on asset sales of $3 million related to non-core assets was recognized in the three months ended September 30, 2019 compared to a gain of $134 million in the three months ended September 30, 2018, primarily related to the Ohio Utica JV asset sale. See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Loss on Debt Extinguishment
Loss on debt extinguishment of $15 million was recognized in the three months ended September 30, 2018 due to the $200 million redemption of the 8.00% Senior notes due in April 2023 at an average price equal to 106.0% of the principal amount. No such transactions occurred in the current period. See Note 11 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes
The effective income tax rate was 25.4% for the three months ended September 30, 2019 compared to 27.9% for the three months ended September 30, 2018. The effective rate for the three months ended September 30, 2019 differs from the U.S. federal statutory rate of 21% primarily due to the impact of noncontrolling interest, equity compensation and state income taxes. The effective rate for the three months ended September 30, 2018 differs from the U.S. federal statutory rate of 21% primarily due to the impact of noncontrolling interest, equity compensation, and state income taxes.

See Note 6 - Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

	For the Three Months Ended September 30,
(in millions)	2019	2018	Variance	Percent Change
Total Company Earnings Before Income Tax	$193	$203	$(10)	(4.9)%
Income Tax Expense	$49	$57	$(8)	(14.0)%
Effective Income Tax Rate	25.4%	27.9%	(2.5)%

TOTAL E&P DIVISION ANALYSIS for the three months ended September 30, 2019 compared to the three months ended September 30, 2018:
The E&P division had earnings before income tax of $151 million for the three months ended September 30, 2019 compared to earnings before income tax of $54 million for the three months ended September 30, 2018. Variances by individual E&P segment are discussed below.

	For the Three Months Ended					Difference to Three Months Ended
	September 30, 2019					September 30, 2018
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGLs and Oil Revenue	$179	$50	$36	$—	$265	$(28)	$(38)	$(12)	$(2)	$(80)
Gain on Commodity Derivative Instruments	38	13	6	157	214	36	13	5	142	196
Purchased Gas Revenue	—	—	—	29	29	—	—	—	18	18
Other Operating Income	—	—	—	4	4	—	—	—	1	1
Total Revenue and Other Operating Income	217	63	42	190	512	8	(25)	(7)	159	135
Lease Operating Expense	6	4	4	—	14	(1)	(1)	(1)	1	(2)
Production, Ad Valorem, and Other Fees	3	1	2	—	6	—	(1)	—	—	(1)
Transportation, Gathering and Compression	106	8	10	—	124	29	(4)	(1)	—	24
Depreciation, Depletion and Amortization	61	32	17	2	112	3	4	(4)	(3)	—
Exploration and Production Related Other Costs	—	—	—	6	6	—	—	—	3	3
Purchased Gas Costs	—	—	—	27	27	—	—	—	16	16
Other Operating Expense	—	—	—	21	21	—	—	—	3	3
Selling, General and Administrative Costs	—	—	—	20	20	—	—	—	(7)	(7)
Total Operating Costs and Expenses	176	45	33	76	330	31	(2)	(6)	13	36
Interest Expense	—	—	—	31	31	—	—	—	2	2
Total E&P Division Costs	176	45	33	107	361	31	(2)	(6)	15	38
Earnings Before Income Tax	$41	$18	$9	$83	$151	$(23)	$(23)	$(1)	$144	$97

MARCELLUS SEGMENT
The Marcellus segment had earnings before income tax of $41 million for the three months ended September 30, 2019 compared to earnings before income tax of $64 million for the three months ended September 30, 2018.

	For the Three Months Ended September 30,
	2019	2018	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	79.2	61.9	17.3	27.9%
NGLs Sales Volumes (Bcfe)*	8.0	8.4	(0.4)	(4.8)%
Condensate Sales Volumes (Bcfe)*	0.1	0.3	(0.2)	(66.7)%
Total Marcellus Sales Volumes (Bcfe)*	87.3	70.6	16.7	23.7%

Average Sales Price - Gas (per Mcf)	$2.02	$2.66	$(0.64)	(24.1)%
Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$0.48	$0.03	$0.45	1,500.0%
Average Sales Price - NGLs (per Mcfe)*	$2.28	$4.80	$(2.52)	(52.5)%
Average Sales Price - Condensate (per Mcfe)*	$14.09	$9.66	$4.43	45.9%

Total Average Marcellus Sales Price (per Mcfe)	$2.49	$2.96	$(0.47)	(15.9)%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.07	0.10	(0.03)	(30.0)%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.04	0.05	(0.01)	(20.0)%
Average Marcellus Transportation, Gathering and Compression Costs (per Mcfe)	1.22	1.10	0.12	10.9%
Average Marcellus Depreciation, Depletion and Amortization Costs (per Mcfe)	0.69	0.80	(0.11)	(13.8)%
Total Average Marcellus Costs (per Mcfe)	$2.02	$2.05	$(0.03)	(1.5)%
Average Margin for Marcellus (per Mcfe)	$0.47	$0.91	$(0.44)	(48.4)%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGLs and oil revenue of $179 million for the three months ended September 30, 2019 compared to $207 million for the three months ended September 30, 2018. The $28 million decrease was primarily due to the 24.1% decrease in the average gas sales price and the 52.5% decrease in the average NGL sales price, offset in part by the 23.7% increase in total Marcellus sales volumes. The increase in sales volumes was primarily due to additional wells being turned in-line throughout 2018 and the first nine months of 2019 as part of the Company's ongoing drilling and completions program.

The decrease in the total average Marcellus sales price was primarily due to a $0.64 per Mcf decrease in the average gas sales price and a $2.52 per Mcfe decrease in the average NGL sales price, offset in part by a $0.45 per Mcf increase in the realized gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 68.7 Bcf of the Company's produced Marcellus gas sales volumes for the three months ended September 30, 2019 at an average gain of $0.56 per Mcf. For the three months ended September 30, 2018, these financial hedges represented approximately 53.9 Bcf at an average gain of $0.03 per Mcf. There was a $0.25 per Mcfe decrease in the uplift from NGLs and condensate sales volumes when excluding the impact of hedging.

Total operating costs and expenses for the Marcellus segment were $176 million for the three months ended September 30, 2019 compared to $145 million for the three months ended September 30, 2018. The increase in total dollars and decrease in unit costs for the Marcellus segment were due to the following items:

•Marcellus lease operating expense was $6 million for the three months ended September 30, 2019 compared to $7 million for the three months ended September 30, 2018. The decrease in unit costs was driven by the decreased total dollars, along with the 23.7% increase in total Marcellus sales volumes.

•Marcellus production, ad valorem, and other fees were consistent at $3 million for the three months ended September 30, 2019 and September 30, 2018. The decrease in unit costs was driven by the 23.7% increase in total Marcellus sales volumes and the 24.1% decrease in the average gas sales price.

•Marcellus transportation, gathering and compression costs were $106 million for the three months ended September 30, 2019 compared to $77 million for the three months ended September 30, 2018. The increase in total dollars was primarily related to the increase in production which resulted in an increase in both CNX Midstream fees as well as an increase in utilized firm transportation expense. The increase in firm transportation total dollars was also related to new contracts that give CNX the ability to move and sell natural gas outside of the Appalachian basin. The increase in unit costs was driven by the increased total dollars described above.

•Depreciation, depletion and amortization costs attributable to the Marcellus segment were $61 million for the three months ended September 30, 2019 compared to $58 million for the three months ended September 30, 2018. These amounts included depletion on a unit of production basis of $0.68 per Mcfe and $0.79 per Mcfe, respectively. The decrease in units of production depreciation, depletion and amortization rate is the result of positive reserve revisions within our core development area. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

UTICA SEGMENT

The Utica segment had earnings before income tax of $18 million for the three months ended September 30, 2019 compared to earnings before income tax of $41 million for the three months ended September 30, 2018.

	For the Three Months Ended September 30,
	2019	2018	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	26.8	31.9	(5.1)	(16.0)%
NGLs Sales Volumes (Bcfe)*	—	1.6	(1.6)	(100.0)%
Condensate Sales Volumes (Bcfe)*	—	0.1	(0.1)	(100.0)%
Total Utica Sales Volumes (Bcfe)*	26.8	33.6	(6.8)	(20.2)%

Average Sales Price - Gas (per Mcf)	$1.86	$2.53	$(0.67)	(26.5)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$0.47	$—	$0.47	100.0%
Average Sales Price - NGLs (per Mcfe)*	$—	$4.00	$(4.00)	(100.0)%
Average Sales Price - Condensate (per Mcfe)*	$—	$10.01	$(10.01)	(100.0)%

Total Average Utica Sales Price (per Mcfe)	$2.34	$2.62	$(0.28)	(10.7)%
Average Utica Lease Operating Expenses (per Mcfe)	0.15	0.14	0.01	7.1%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.04	0.07	(0.03)	(42.9)%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.29	0.35	(0.06)	(17.1)%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	1.18	0.83	0.35	42.2%
Total Average Utica Costs (per Mcfe)	$1.66	$1.39	$0.27	19.4%
Average Margin for Utica (per Mcfe)	$0.68	$1.23	$(0.55)	(44.7)%

*NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Utica segment had natural gas, NGLs and oil revenue of $50 million for the three months ended September 30, 2019 compared to $88 million for the three months ended September 30, 2018. The $38 million decrease was primarily due to the 20.2% decrease in total Utica sales volumes, along with the 26.5% decrease in the average gas sales price. The decrease in total Utica sales volumes was primarily due to the sale of substantially all of CNX's Ohio Utica JV assets in the third quarter of 2018 as well as normal production declines in the remaining dry Utica wells.

The decrease in total average Utica sales price was primarily due to a $0.67 per Mcf decrease in the average gas sales price, offset in part by a $0.47 per Mcf increase in the realized gain on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 21.6 Bcf of the Company's produced Utica gas sales volumes for the three months ended September 30, 2019 at an average gain of $0.58 per Mcf. For the three months ended September 30, 2018, these financial hedges represented approximately 23.1 Bcf at an average gain of $0.04 per Mcf. Additionally, there was a $0.08 per

Mcfe decrease in the uplift from NGLs and condensate sales volumes when excluding the impact of hedging due to the sale of the previously-mentioned JV assets in the third quarter of 2018, which consisted primarily of wet gas production.

Total operating costs and expenses for the Utica segment were $45 million for the three months ended September 30, 2019 compared to $47 million for the three months ended September 30, 2018. The decrease in total dollars and increase in unit costs for the Utica segment were due to the following items:

•Utica lease operating expense was $4 million for the three months ended September 30, 2019 compared to $5 million for the three months ended September 30, 2018. The decrease in total dollars was primarily due to a reduction in repairs and maintenance costs due to the sale of the Ohio JV assets in 2018, along with a reduction in the number of employees and the associated costs in the period-to-period comparison. The increase in unit costs was driven by the decrease in production volumes.

•Utica transportation, gathering and compression costs were $8 million for the three months ended September 30, 2019 compared to $12 million for the three months ended September 30, 2018. The $4 million decrease in total dollars and $0.06 per Mcfe decrease in unit costs were both due to the overall decrease in Utica volumes as well as the shift to lower cost dry Utica production.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $32 million for the three months ended September 30, 2019 compared to $28 million for the three months ended September 30, 2018. These amounts included depletion on a unit of production basis of $1.17 per Mcfe and $0.83 per Mcfe, respectively. The increase in the units of production depreciation, depletion and amortization rate was due to negative reserve revisions, an increase in capital expenditures and a higher depreciation, depletion and amortization rate on deep dry Utica wells compared to the lower capital cost Utica wells which were part of the Ohio JV asset sale in 2018. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $9 million for the three months ended September 30, 2019 compared to earnings before income tax of $10 million for the three months ended September 30, 2018.

	For the Three Months Ended September 30,
	2019	2018	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	14.1	14.7	(0.6)	(4.1)%

Average Sales Price - Gas (per Mcf)	$2.52	$3.29	$(0.77)	(23.4)%
Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$0.43	$0.04	$0.39	975.0%

Total Average CBM Sales Price (per Mcf)	$2.95	$3.33	$(0.38)	(11.4)%
Average CBM Lease Operating Expenses (per Mcf)	0.28	0.32	(0.04)	(12.5)%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.10	0.12	(0.02)	(16.7)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.71	0.77	(0.06)	(7.8)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.24	1.47	(0.23)	(15.6)%
Total Average CBM Costs (per Mcf)	$2.33	$2.68	$(0.35)	(13.1)%
Average Margin for CBM (per Mcf)	$0.62	$0.65	$(0.03)	(4.6)%

The CBM segment had natural gas revenue of $36 million for the three months ended September 30, 2019 compared to $48 million for the three months ended September 30, 2018. The $12 million decrease was primarily due to the 4.1% decrease in total CBM sales volumes and the 23.4% decrease in the average gas sales price. The decrease in CBM sales volumes was primarily due to normal well declines.

The total average CBM sales price decreased $0.38 per Mcf due to a $0.77 decrease in the average gas sales price, offset in part by a $0.39 per Mcf increase in the gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 11.3 Bcf of the Company's produced CBM sales volumes for the three months ended September 30, 2019 at an average gain of $0.53 per Mcf. For the three months ended September 30, 2018, these financial hedges represented approximately 11.7 Bcf at an average gain of $0.03 per Mcf.

Total operating costs and expenses for the CBM segment were $33 million for the three months ended September 30, 2019 compared to $39 million for the three months ended September 30, 2018. The decrease in total dollars and decrease in unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $4 million for the three months ended September 30, 2019 compared to $5 million for the three months ended September 30, 2018. The $1 million decrease was primarily due to reductions in contractor services and a decrease in repairs and maintenance costs. The decrease in unit costs was also due to the decrease in total dollars.

•CBM transportation, gathering and compression costs were $10 million for the three months ended September 30, 2019 compared to $11 million for the three months ended September 30, 2018. The $1 million decrease in total dollars as well as the $0.06 per Mcf decrease in unit costs were primarily related to a decrease in electrical power expense as well as a decrease in contractor services.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $17 million for the three months ended September 30, 2019 compared to $21 million for the three months ended September 30, 2018. These amounts included depletion on a unit of production basis of $0.68 per Mcfe and $0.70 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER GAS SEGMENT

The Other Gas segment had earnings before income tax of $83 million for the three months ended September 30, 2019 compared to a loss before income tax of $61 million for the three months ended September 30, 2018.

	For the Three Months Ended September 30,
	2019	2018	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.1	—	0.1	100.0%
Oil Sales Volumes (Bcfe)*	—	0.1	(0.1)	(100.0)%
Total Other Sales Volumes (Bcfe)*	0.1	0.1	—	—%

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

Other Gas sales volumes are primarily related to shallow oil and gas production. CNX sold substantially all of these assets on March 30, 2018 (See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). There was nominal natural gas and oil revenue related to the Other Gas segment for both the three months ended September 30, 2019 and 2018. Total operating costs and expenses related to these other gas sales volumes were $2 million for the three months ended September 30, 2019 compared to $4 million for the three months ended September 30, 2018.

The Other Gas segment recognized an unrealized gain on commodity derivative instruments of $157 million for the three months ended September 30, 2019 compared to $15 million for the three months ended September 30, 2018. The unrealized gain on commodity derivative instruments represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas

Purchased gas volumes represent volumes of gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenues were $29 million for the three months ended September 30, 2019 compared to $11 million for the three months ended September 30, 2018. Purchased gas costs were $27 million for the three months ended September 30, 2019 compared to $11 million for the three months ended September 30, 2018. The period-to-period increase in purchased gas revenue was due to the increase in purchased gas sales volumes, offset in part by a decrease in the average sales price.

	For the Three Months Ended September 30,
	2019	2018	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	13.6	4.1	9.5	231.7%
Average Sales Price (per Mcf)	$2.14	$2.55	$(0.41)	(16.1)%
Average Cost (per Mcf)	$2.02	$2.56	$(0.54)	(21.1)%

Other Operating Income

Other operating income was $4 million for the three months ended September 30, 2019 compared to $3 million for the three months ended September 30, 2018. The $1 million increase was due to the following items:

	For the Three Months Ended September 30,
(in millions)	2019	2018	Variance	Percent Change
Equity in Earnings of Affiliates	$1	$1	$—	—%
Gathering Income	2	2	—	—%
Other	1	—	1	100.0%
Total Other Operating Income	$4	$3	$1	33.3%

Exploration and Production Related Other Costs

Exploration and production related other costs were $6 million for the three months ended September 30, 2019 compared to $3 million for the three months ended September 30, 2018. The $3 million increase was due to the following items:

	For the Three Months Ended September 30,
(in millions)	2019	2018	Variance	Percent Change
Seismic Activity	$5	$—	$5	100.0%
Lease Expiration Costs	1	1	—	—%
Land Rentals	—	1	(1)	(100.0)%
Other	—	1	(1)	(100.0)%
Total Exploration and Production Other Costs	$6	$3	$3	100.0%

•	Seismic activity increased in the period-to-period comparison due to additional geophysical research in the current period related to the Utica segment.

Other Operating Expense

Other operating expense was $21 million for the three months ended September 30, 2019 compared to $18 million for the three months ended September 30, 2018. The $3 million increase was due to the following items:

	For the Three Months Ended September 30,
	2019	2018	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$15	$11	$4	36.4%
Insurance Expense	1	—	1	100.0%
Consulting and Professional Services	—	1	(1)	(100.0)%
Litigation Expense	—	2	(2)	(100.0)%
Other	5	4	1	25.0%
Total Other Operating Expense	$21	$18	$3	16.7%

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

Selling, General and Administrative

SG&A costs represent direct charges for the management and operation of CNX's E&P division. SG&A costs were $20 million for the three months ended September 30, 2019 compared to $27 million for the three months ended September 30, 2018. Refer to the discussion of total company SG&A costs contained in the section "Net Income Attributable to CNX Resources Shareholders" of this Form 10-Q for a detailed cost explanation.

Interest Expense

Interest expense of $31 million was recognized in the three months ended September 30, 2019 compared to $29 million in the three months ended September 30, 2018. The $2 million increase was primarily due to additional borrowings on the CNX credit facility, offset, in part, by the reduction in higher-cost long-term debt resulting from the $500 million purchase, in the 2018 period, of the outstanding 8.00% senior notes due in April 2023, $200 million of which was purchased during the three months ended September 30, 2018. See Note 11 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

TOTAL MIDSTREAM DIVISION ANALYSIS for the three months ended September 30, 2019 compared to the three months ended September 30, 2018:

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

	For the Three Months Ended September 30,
(in millions)	2019	2018	Variance
Midstream Revenue - Related Party	$56	$41	$15
Midstream Revenue - Third Party	19	20	(1)
Total Revenue	$75	$61	$14

Transportation, Gathering and Compression	$12	$10	$2
Depreciation, Depletion and Amortization	9	8	1
Selling, General, and Administrative Costs	4	5	(1)
Total Operating Costs and Expenses	25	23	2
Interest Expense	8	7	1
Total Midstream Division Costs	33	30	3
Earnings Before Income Tax	$42	$31	$11

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

The table below summarizes volumes gathered by gas type:

	For the Three Months Ended September 30,
	2019	2018	Variance
Dry Gas (BBtu/d) (*)	857	702	155
Wet Gas (BBtu/d) (*)	685	705	(20)
Other (BBtu/d) (*)(**)	273	3	270
Total Gathered Volumes	1,815	1,410	405
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

Transportation, Gathering and Compression

Transportation, Gathering and Compression costs were $12 million for the three months ended September 30, 2019 compared to $10 million for the three months ended September 30, 2018, and are comprised of items directly related to the cost of gathering natural gas at the wellhead and transporting it to interstate pipelines or other local sales points. These costs include items such as electrically-powered compression, compressor rental, repairs and maintenance, supplies, treating and contract services.

Selling, General and Administrative Expense

SG&A expense is comprised of direct charges for the management and operation of CNXM assets. SG&A costs were $4 million for the three months ended September 30, 2019 compared to $5 million for the three months ended September 30, 2018. Refer to the discussion of total Company SG&A costs contained in the section "Net Income Attributable to CNX Resources Shareholders" of this Form 10-Q for a detailed cost explanation.

Depreciation, Depletion and Amortization Expense

Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years.

Interest Expense

Interest expense is comprised of interest on the outstanding balance under CNXM's senior notes due 2026 and its revolving credit facility. Interest expense was $8 million for the three months ended September 30, 2019 compared to $7 million for the three months ended September 30, 2018.

Results of Operations - Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Net Income Attributable to CNX Resources Shareholders
CNX reported net income attributable to CNX Resources shareholders of $191 million, or earnings per diluted share of $1.01, for the nine months ended September 30, 2019, compared to net income attributable to CNX Resources shareholders of $695 million, or earnings per diluted share of $3.18, for the nine months ended September 30, 2018.

	For the Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Variance
Net Income	$272,004	$753,696	$(481,692)
Less: Net Income Attributable to Noncontrolling Interest	81,325	59,090	22,235
Net Income Attributable to CNX Resources Shareholders	$190,679	$694,606	$(503,927)

CNX consists of two principal business divisions: Exploration and Production (E&P) and Midstream.

The principal activity of the E&P Division is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P Division's reportable segments are Marcellus Shale, Utica Shale, Coalbed Methane, and Other Gas.

CNX's E&P Division had earnings before income tax of $233 million for the nine months ended September 30, 2019, compared to earnings before income tax of $196 million for the nine months ended September 30, 2018. Included in the earnings for the nine months ended September 30, 2019 and 2018 were unrealized gains on commodity derivative instruments of $214 million and $76 million, respectively.

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

CNX's Midstream Division had earnings before income tax of $119 million for the nine months ended September 30, 2019, compared to earnings before income tax of $95 million for the period from January 3, 2018 through September 30, 2018.
E&P Division Summary
Sales volumes, average sales price (including the effects of settled derivative instruments), and average costs for the E&P Division were as follows:

	For the Nine Months Ended September 30,
	2019	2018	Variance	Percent Change
Sales Volumes (Bcfe)	395.8	371.0	24.8	6.7%

Average Sales Price (per Mcfe)	$2.70	$2.93	$(0.23)	(7.8)%
Lease Operating Expense (per Mcfe)	0.13	0.21	(0.08)	(38.1)%
Production, Ad Valorem, and Other Fees (per Mcfe)	0.05	0.07	(0.02)	(28.6)%
Transportation, Gathering and Compression (per Mcfe)	0.96	0.84	0.12	14.3%
Depreciation, Depletion and Amortization (DD&A) (per Mcfe)	0.87	0.90	(0.03)	(3.3)%
Average Costs (per Mcfe)	2.01	2.02	(0.01)	(0.5)%
Average Margin (per Mcfe)	$0.69	$0.91	$(0.22)	(24.2)%

Excluding the effects of settled derivative instruments, natural gas, NGLs, and oil revenue was $1,044 million for the nine months ended September 30, 2019, compared to $1,085 million for the nine months ended September 30, 2018. The decrease was primarily due to a decrease in natural gas and NGL pricing, offset in-part by a 6.7% increase in total sales volumes.

The decrease in average sales price per Mcfe was the result of the $0.15 per Mcf decrease in general natural gas prices, when excluding the impact of hedging, in the markets in which CNX sells its natural gas. There was also a $0.13 per Mcfe decrease in the uplift from NGLs and condensate sales volumes. Both decreases were offset, in-part by the $0.06 per Mcf increase in the realized gain on commodity derivative instruments related to the Company's hedging program during the current period.

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

•
Transportation, gathering, and compression expense increased on a per unit basis primarily due to an increase in CNXM gathering fees related to an increase in our Marcellus production and an increase in firm transportation expense, primarily as a result of new contracts that give CNX the ability to move and sell natural gas outside of the Appalachian basin. The decrease in production from CNX's lower cost dry Utica volumes as well as the third quarter 2018 sale of CNX's Ohio JV assets also contributed to the increase on a per unit basis.

The following table presents a breakout of net liquid and natural gas sales information to assist in the understanding of the Company’s natural gas production and sales portfolio.

	For the Nine Months Ended September 30,
in thousands (unless noted)	2019	2018	Variance	Percent Change
LIQUIDS
NGLs:
Sales Volume (MMcfe)	22,556	29,445	(6,889)	(23.4)%
Sales Volume (Mbbls)	3,759	4,908	(1,149)	(23.4)%
Gross Price ($/Bbl)	$19.20	$27.96	$(8.76)	(31.3)%
Gross Revenue	$72,095	$137,104	$(65,009)	(47.4)%

Oil:
Sales Volume (MMcfe)	43	236	(193)	(81.8)%
Sales Volume (Mbbls)	7	39	(32)	(82.1)%
Gross Price ($/Bbl)	$48.24	$58.98	$(10.74)	(18.2)%
Gross Revenue	$347	$2,317	$(1,970)	(85.0)%

Condensate:
Sales Volume (MMcfe)	647	1,670	(1,023)	(61.3)%
Sales Volume (Mbbls)	108	278	(170)	(61.2)%
Gross Price ($/Bbl)	$44.94	$53.64	$(8.70)	(16.2)%
Gross Revenue	$4,846	$14,925	$(10,079)	(67.5)%

GAS
Sales Volume (MMcf)	372,524	339,679	32,845	9.7%
Sales Price ($/Mcf)	$2.59	$2.74	$(0.15)	(5.5)%
Gross Revenue	$966,574	$930,505	$36,069	3.9%

Hedging Impact ($/Mcf)	$0.07	$0.01	$0.06	600.0%
Gain on Commodity Derivative Instruments - Cash Settlement	26,331	2,518	23,813	945.7%

Selling, General and Administrative (SG&A) - Total Company

SG&A costs include costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Nine Months Ended September 30,
(in millions)	2019	2018	Variance	Percent Change
SG&A
Long-Term Equity-Based Compensation (Non-Cash)	$37	$16	$21	131.3%
Salaries and Wages	31	30	1	3.3%
Short-Term Incentive Compensation	9	17	(8)	(47.1)%
Other	32	36	(4)	(11.1)%
Total SG&A	$109	$99	$10	10.1%

•
Long-term equity-based compensation increased $21 million in the period-to-period comparison due to the Company incurring an additional $20 million of long-term equity-based compensation (non-cash) expense during the nine months ended September 30, 2019. The additional expense was a result of the acceleration of vesting of certain restricted stock units and performance share units held by certain employees related to a change in control event (See Note 2 - Earnings Per Share in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

•	Short-term incentive compensation decreased $8 million due to lower projected payouts in the current period.

Unallocated Expense

Certain costs and expenses, such as other expense (income), gain on asset sales and abandonments related to non-core assets, gain on previously held equity interest, loss on debt extinguishment, impairment of other intangible assets and income taxes are unallocated expenses and therefore are excluded from the per unit costs above as well as segment reporting. Below is a summary of these costs and expenses:

Other Expense (Income)

	For the Nine Months Ended September 30,
(in millions)	2019	2018	Variance	Percent Change
Other Income
Royalty Income	$4	$12	$(8)	(66.7)%
Right of Way Sales	4	5	(1)	(20.0)%
Interest Income	2	—	2	100.0%
Other	—	5	(5)	(100.0)%
Total Other Income	$10	$22	$(12)	(54.5)%

Other Expense
Professional Services	$2	$6	$(4)	(66.7)%
Bank Fees	9	8	1	12.5%
Other Corporate Expense	2	3	(1)	(33.3)%
Total Other Expense	$13	$17	$(4)	(23.5)%

Total Other Expense (Income)	$3	$(5)	$8	(160.0)%

Gain on Asset Sales and Abandonments
A gain on asset sales of $8 million related to non-core assets was recognized in the nine months ended September 30, 2019 compared to a gain of $147 million in the nine months ended September 30, 2018, primarily due to the sale of substantially all of CNX's Ohio Utica JV assets. See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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

Loss on Debt Extinguishment

Loss on debt extinguishment of $8 million was recognized in the nine months ended September 30, 2019 compared to a loss on debt extinguishment of $54 million in the nine months ended September 30, 2018. During the nine months ended September 30, 2019, CNX purchased $400 million of its 5.875% Senior notes due in April 2022 at an average price equal to 101.5% of the principal amount. During the nine months end September 30, 2018 CNX purchased $391 million of its 5.875% Senior notes due in April 2022 at an average price equal to 103.8% of the principal amount and redeemed the $500 million 8.00% Senior notes due in April 2023 at an average price equal to 106.0% of the principal amount. See Note 11 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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

In connection with the AEA with HG Energy (See Note 5 - Acquisition and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information) that occurred during the nine months ended September 30, 2018, CNX determined that the carrying value of the other intangible asset - customer relationships exceeded its fair value, and an impairment of $19 million was included in Impairment of Other Intangible Assets in the Consolidated Statement of Income. No such transactions occurred in the current period.

Income Taxes

The effective income tax rate was 22.3% for the nine months ended September 30, 2019 compared to 24.1% for the nine months ended September 30, 2018. The effective rate for the nine months ended September 30, 2019 differs from the U.S. federal statutory rate of 21% primarily due to the impact of noncontrolling interest, equity compensation and state income taxes. The effective rate for the nine months ended September 30, 2018 differs from the U.S. federal statutory 21% primarily due to a benefit from the filing of a Federal 10-year net operating loss (“NOL”) carryback which resulted in the Company being able to utilize previously valued tax attributes at a tax rate differential of 14%, as well as non-controlling interest. The benefits were offset by increases for both state income taxes and state valuation allowances.

See Note 6 - Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

	For the Nine Months Ended September 30,
(in millions)	2019	2018	Variance	Percent Change
Total Company Earnings Before Income Tax	$350	$993	$(643)	(64.8)%
Income Tax Expense	$78	$239	$(161)	(67.4)%
Effective Income Tax Rate	22.3%	24.1%	(1.8)%

TOTAL E&P DIVISION ANALYSIS for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018:
The E&P division had earnings before income tax of $233 million for the nine months ended September 30, 2019 compared to earnings before income tax of $196 million for the nine months ended September 30, 2018. Variances by individual E&P segment are discussed below.

	For the Nine Months Ended					Difference to Nine Months Ended
	September 30, 2019					September 30, 2018
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGLs and Oil Revenue	$709	$208	$125	$2	$1,044	$118	$(118)	$(28)	$(13)	$(41)
Gain on Commodity Derivative Instruments	18	6	3	213	240	17	5	3	136	161
Purchased Gas Revenue	—	—	—	64	64	—	—	—	25	25
Other Operating Income	—	—	—	10	10	—	—	—	(12)	(12)
Total Revenue and Other Operating Income	727	214	128	289	1,358	135	(113)	(25)	136	133
Lease Operating Expense	27	13	13	—	53	(7)	(13)	(4)	(1)	(25)
Production, Ad Valorem, and Other Fees	11	4	5	—	20	(2)	(1)	—	(1)	(4)
Transportation, Gathering and Compression	325	24	29	—	378	97	(20)	(8)	(4)	65
Depreciation, Depletion and Amortization	186	105	52	7	350	25	(3)	(7)	(4)	11
Exploration and Production Related Other Costs	—	—	—	15	15	—	—	—	6	6
Purchased Gas Costs	—	—	—	62	62	—	—	—	25	25
Other Operating Expense	—	—	—	60	60	—	—	—	9	9
Selling, General and Administrative Costs	—	—	—	95	95	—	—	—	13	13
Total Operating Costs and Expenses	549	146	99	239	1,033	113	(37)	(19)	43	100
Interest Expense	—	—	—	92	92	—	—	—	(4)	(4)
Total E&P Division Costs	549	146	99	331	1,125	113	(37)	(19)	39	96
Earnings (Loss) Before Income Tax	$178	$68	$29	$(42)	$233	$22	$(76)	$(6)	$97	$37

MARCELLUS SEGMENT
The Marcellus segment had earnings before income tax of $178 million for the nine months ended September 30, 2019 compared to earnings before income tax of $156 million for the nine months ended September 30, 2018.

	For the Nine Months Ended September 30,
	2019	2018	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	245.3	176.0	69.3	39.4%
NGLs Sales Volumes (Bcfe)*	22.5	23.9	(1.4)	(5.9)%
Condensate Sales Volumes (Bcfe)*	0.6	1.3	(0.7)	(53.8)%
Total Marcellus Sales Volumes (Bcfe)*	268.4	201.2	67.2	33.4%

Average Sales Price - Gas (per Mcf)	$2.58	$2.66	$(0.08)	(3.0)%
Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$0.07	$0.01	$0.06	600.0%
Average Sales Price - NGLs (per Mcfe)*	$3.20	$4.67	$(1.47)	(31.5)%
Average Sales Price - Condensate (per Mcfe)*	$7.43	$8.91	$(1.48)	(16.6)%

Total Average Marcellus Sales Price (per Mcfe)	$2.71	$2.94	$(0.23)	(7.8)%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.10	0.17	(0.07)	(41.2)%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.04	0.06	(0.02)	(33.3)%
Average Marcellus Transportation, Gathering and Compression Costs (per Mcfe)	1.21	1.13	0.08	7.1%
Average Marcellus Depreciation, Depletion and Amortization Costs (per Mcfe)	0.70	0.81	(0.11)	(13.6)%
Total Average Marcellus Costs (per Mcfe)	$2.05	$2.17	$(0.12)	(5.5)%
Average Margin for Marcellus (per Mcfe)	$0.66	$0.77	$(0.11)	(14.3)%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGLs and oil revenue of $709 million for the nine months ended September 30, 2019 compared to $591 million for the nine months ended September 30, 2018. The $118 million increase was due to a 33.4% increase in total Marcellus sales volumes. The increase in sales volumes was primarily due to additional wells being turned in-line throughout 2018 and the first nine months of 2019 as part of the Company's ongoing drilling and completions program.

The decrease in the total average Marcellus sales price was primarily due to an $0.08 per Mcf decrease in the average sales price for natural gas and a $1.47 per Mcfe decrease in the average NGL sales price, offset in part by a $0.06 per Mcf increase in the realized gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 185.9 Bcf of the Company's produced Marcellus gas sales volumes for the nine months ended September 30, 2019 at an average gain of $0.10 per Mcf. For the nine months ended September 30, 2018, these financial hedges represented approximately 148.9 Bcf at an average gain of $0.01 per Mcf.

Total operating costs and expenses for the Marcellus segment were $549 million for the nine months ended September 30, 2019 compared to $436 million for the nine months ended September 30, 2018. The increase in total dollars and decrease in unit costs for the Marcellus segment were due to the following items:

•Marcellus lease operating expenses were $27 million for the nine months ended September 30, 2019 compared to $34 million for the nine months ended September 30, 2018. The decrease in total dollars was primarily due to a decrease in water disposal costs in the current period due to an increase in the reuse of produced water in well completions activity, as well as a reduction in employee costs. The decrease in unit costs was driven by the decrease in total dollars, along with the 33.4% increase in total Marcellus sales volumes.

•Marcellus production, ad valorem, and other fees were $11 million for the nine months ended September 30, 2019 compared to $13 million for the nine months ended September 30, 2018. The decrease in total dollars was primarily related to a decrease in CNX's severance tax liability due to the production mix by state and lower natural gas prices. The decrease in unit costs was driven by the decreased total dollars, along with the 33.4% increase in total Marcellus sales volumes.

•Marcellus transportation, gathering and compression costs were $325 million for the nine months ended September 30, 2019 compared to $228 million for the nine months ended September 30, 2018. The increase in total dollars was primarily related to the increase in production which resulted in an increase in both CNX Midstream fees as well as an increase in utilized firm transportation expense. The increase in firm transportation total dollars was also related to new contracts, which began during the 2019 period, that give CNX the ability to move and sell natural gas outside of the Appalachian basin. These increases were offset by lower processing costs from a drier production mix. The increase in unit costs was driven by the increased total dollars described above.

•Depreciation, depletion and amortization costs attributable to the Marcellus segment were $186 million for the nine months ended September 30, 2019 compared to $161 million for the nine months ended September 30, 2018. These amounts included depletion on a unit of production basis of $0.68 per Mcfe and $0.79 per Mcfe, respectively. The decrease in units of production depreciation, depletion and amortization rate is the result of positive reserve revisions within our core development area in the current period. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

UTICA SEGMENT

The Utica segment had earnings before income tax of $68 million for the nine months ended September 30, 2019 compared to earnings before income tax of $144 million for the nine months ended September 30, 2018.

	For the Nine Months Ended September 30,
	2019	2018	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	85.4	113.7	(28.3)	(24.9)%
NGLs Sales Volumes (Bcfe)*	—	5.5	(5.5)	(100.0)%
Condensate Sales Volumes (Bcfe)*	—	0.4	(0.4)	(100.0)%
Total Utica Sales Volumes (Bcfe)*	85.4	119.7	(34.3)	(28.7)%

Average Sales Price - Gas (per Mcf)	$2.43	$2.61	$(0.18)	(6.9)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$0.07	$0.01	$0.06	600.0%
Average Sales Price - NGLs (per Mcfe)*	$—	$4.60	$(4.60)	(100.0)%
Average Sales Price - Condensate (per Mcfe)*	$—	$9.03	$(9.03)	(100.0)%

Total Average Utica Sales Price (per Mcfe)	$2.50	$2.73	$(0.23)	(8.4)%
Average Utica Lease Operating Expenses (per Mcfe)	0.15	0.22	(0.07)	(31.8)%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.04	0.04	—	—%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.28	0.37	(0.09)	(24.3)%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	1.23	0.90	0.33	36.7%
Total Average Utica Costs (per Mcfe)	$1.70	$1.53	$0.17	11.1%
Average Margin for Utica (per Mcfe)	$0.80	$1.20	$(0.40)	(33.3)%

*NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Utica segment had natural gas, NGLs and oil revenue of $208 million for the nine months ended September 30, 2019 compared to $326 million for the nine months ended September 30, 2018. The $118 million decrease was due to the 28.7% decrease in total Utica sales volumes and a 6.9% decrease in the average sales price for natural gas. The decrease in total Utica sales volumes was primarily due to the sale of substantially all of CNX's Ohio Utica JV assets in the third quarter of 2018 as well as normal production declines in the remaining dry Utica wells.

The decrease in total average Utica sales price was primarily due to a $0.18 per Mcf decrease in average gas sales price. Additionally, there was a $0.11 per Mcfe decrease in the uplift from NGLs and condensate sales volumes when excluding the impact of hedging due to the sale of the previously mentioned Ohio JV assets in the third quarter of 2018 which consisted primarily of wet Utica production. The decreases were partially offset by a $0.06 per Mcf increase in the realized gain on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 60.6 Bcf of the

Company's produced Utica gas sales volumes for the nine months ended September 30, 2019 at an average gain of $0.10 per Mcf. For the nine months ended September 30, 2018, these financial hedges represented approximately 78.7 Bcf at an average gain of $0.01 per Mcf.

Total operating costs and expenses for the Utica segment were $146 million for the nine months ended September 30, 2019 compared to $183 million for the nine months ended September 30, 2018. The decrease in total dollars and increase in unit costs for the Utica segment were due to the following items:

•Utica lease operating expense was $13 million for the nine months ended September 30, 2019 compared to $26 million for the nine months ended September 30, 2018. The decrease in total dollars was primarily due to a decrease in water disposal costs due to lower production volumes, an increase in reuse of produced water in well completions and a reduction in well operating costs due to the overall decrease in Utica volumes described above. The decrease in unit costs was driven by the decrease in total dollars.

•Utica transportation, gathering and compression costs were $24 million for the nine months ended September 30, 2019 compared to $44 million for the nine months ended September 30, 2018. The $20 million decrease in total dollars and $0.09 per Mcfe decrease in unit costs were both due to the overall decrease in Utica volumes as well as the shift to lower cost dry Utica production.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $105 million for the nine months ended September 30, 2019 compared to $108 million for the nine months ended September 30, 2018. These amounts included depletion on a unit of production basis of $1.17 per Mcfe and $0.90 per Mcfe, respectively. The increase in the units of production depreciation, depletion and amortization rate was due to negative reserve revisions, an increase in capital expenditures and a higher depreciation, depletion and amortization rate on deep dry Utica wells compared to the lower capital cost Utica wells which were part of the Ohio JV asset sale in 2018. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $29 million for the nine months ended September 30, 2019 compared to earnings before income tax of $35 million for the nine months ended September 30, 2018.

	For the Nine Months Ended September 30,
	2019	2018	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	41.7	45.4	(3.7)	(8.1)%

Average Sales Price - Gas (per Mcf)	$3.00	$3.37	$(0.37)	(11.0)%
Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$0.07	$0.01	$0.06	600.0%

Total Average CBM Sales Price (per Mcf)	$3.07	$3.37	$(0.30)	(8.9)%
Average CBM Lease Operating Expenses (per Mcf)	0.30	0.37	(0.07)	(18.9)%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.13	0.12	0.01	8.3%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.70	0.82	(0.12)	(14.6)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.24	1.29	(0.05)	(3.9)%
Total Average CBM Costs (per Mcf)	$2.37	$2.60	$(0.23)	(8.8)%
Average Margin for CBM (per Mcf)	$0.70	$0.77	$(0.07)	(9.1)%

The CBM segment had natural gas revenue of $125 million for the nine months ended September 30, 2019 compared to $153 million for the nine months ended September 30, 2018. The $28 million decrease was due to the 8.1% decrease in total CBM sales volumes and the 11.0% decrease in the average gas sales price. The decrease in CBM sales volumes was primarily due to normal well declines, as well as the sale of certain CBM assets that were sold along with the majority of CNX's shallow oil and gas assets in 2018 (See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

The total average CBM sales price decreased $0.30 per Mcf due to a $0.37 decrease in average gas sales price, offset in part by a $0.06 per Mcf increase in the gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 29.6 Bcf of the Company's produced CBM sales volumes for the nine months ended September 30, 2019 at an average gain of $0.10 per Mcf. For the nine months ended September 30, 2018, these financial hedges represented approximately 34.8 Bcf at an average gain of $0.01 per Mcf.

Total operating costs and expenses for the CBM segment were $99 million for the nine months ended September 30, 2019 compared to $118 million for the nine months ended September 30, 2018. The decrease in total dollars and decrease in unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $13 million for the nine months ended September 30, 2019 compared to $17 million for the nine months ended September 30, 2018. The $4 million decrease was primarily due to reductions in contractor services, a decrease in repairs and maintenance costs, and a reduction in employee costs. The decrease in unit costs was also due to the decrease in total dollars.

•CBM transportation, gathering and compression costs were $29 million for the nine months ended September 30, 2019 compared to $37 million for the nine months ended September 30, 2018. The $8 million decrease in total dollars as well as the $0.12 per Mcf decrease in unit costs were primarily related to a decrease in electrical power expense as well as a decrease in contractor services.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $52 million for the nine months ended September 30, 2019 compared to $59 million for the nine months ended September 30, 2018. These amounts included depletion on a unit of production basis of $0.68 per Mcfe and $0.70 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER GAS SEGMENT

The Other Gas segment had a loss before income tax of $42 million for the nine months ended September 30, 2019 compared to a loss before income tax of $139 million for the nine months ended September 30, 2018.

	For the Nine Months Ended September 30,
	2019	2018	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.3	4.6	(4.3)	(93.5)%
Oil Sales Volumes (Bcfe)*	—	0.1	(0.1)	(100.0)%
Total Other Sales Volumes (Bcfe)*	0.3	4.7	(4.4)	(93.6)%

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

Other Gas sales volumes were primarily related to shallow oil and gas production. CNX sold substantially all of these assets on March 30, 2018 (See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). There was $2 million of natural gas and oil revenue related to the Other Gas segment for the nine months ended September 30, 2019 compared to $15 million for the nine months ended September 30, 2018. The decrease in natural gas and oil revenue was due to the asset sale. Total operating costs and expenses related to these other gas sales volumes were $5 million for the nine months ended September 30, 2019 compared to $17 million for the nine months ended September 30, 2018.

The Other Gas segment recognized an unrealized gain on commodity derivative instruments of $214 million as well as cash settlements paid of $1 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, the Other Gas segment recognized an unrealized gain on commodity derivative instruments of $76 million as well as cash settlements received of $1 million. The unrealized gain on commodity derivative instruments represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas

Purchased gas volumes represent volumes of gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenues were $64 million for the nine months ended September 30, 2019 compared to $39 million for the nine months ended September 30, 2018. Purchased gas costs were $62 million for the nine months ended September 30, 2019 compared to $37 million for the nine months ended September 30, 2018. The period-to-period increase in purchased gas revenue was due to an increase in purchased gas sales volumes, offset in part by a decrease in averages sales price.

	For the Nine Months Ended September 30,
	2019	2018	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	26.9	12.9	14.0	108.5%
Average Sales Price (per Mcf)	$2.39	$2.98	$(0.59)	(19.8)%
Average Cost (per Mcf)	$2.33	$2.89	$(0.56)	(19.4)%

Other Operating Income

Other operating income was $10 million for the nine months ended September 30, 2019 compared to $22 million for the nine months ended September 30, 2018. The $12 million decrease was due to the following items:

	For the Nine Months Ended September 30,
(in millions)	2019	2018	Variance	Percent Change
Water Income	$1	$11	$(10)	(90.9)%
Equity in Earnings of Affiliates	2	4	(2)	(50.0)%
Gathering Income	7	7	—	—%
Total Other Operating Income	$10	$22	$(12)	(54.5)%

•	Water income decreased $10 million due to nominal sales of freshwater to third-parties for hydraulic fracturing in the 2019 period compared to the 2018 period.

Exploration and Production Related Other Costs

Exploration and production related other costs were $15 million for the nine months ended September 30, 2019 compared to $9 million for the nine months ended September 30, 2018. The $6 million increase was due to the following items:

	For the Nine Months Ended September 30,
(in millions)	2019	2018	Variance	Percent Change
Seismic Activity	$6	$—	$6	100.0%
Lease Expiration Costs	5	4	1	25.0%
Land Rentals	2	3	(1)	(33.3)%
Other	2	2	—	—%
Total Exploration and Production Other Costs	$15	$9	$6	66.7%

•	Seismic activity increased in the period-to-period comparison due to additional geophysical research in the current period related to the Utica segment.

Other Operating Expense

Other operating expense was $60 million for the nine months ended September 30, 2019 compared to $51 million for the nine months ended September 30, 2018. The $9 million increase was due to the following items:

	For the Nine Months Ended September 30,
	2019	2018	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$43	$29	$14	48.3%
Idle Equipment and Service Charges	8	5	3	60.0%
Insurance Expense	2	2	—	—%
Severance Expense	1	1	—	—%
Litigation Expense	—	3	(3)	(100.0)%
Water Expense	1	5	(4)	(80.0)%
Other	5	6	(1)	(16.7)%
Total Other Operating Expense	$60	$51	$9	17.6%

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

•
Idle Equipment and Service Charges primarily relate to the temporary idling of some of the Company's natural gas drilling rigs as well as related equipment and other services that may be needed in the natural gas drilling and completions process. The increase of $3 million in the period-to-period comparison was primarily the result of the acceleration of five months of idle rig expense due to CNX terminating one of its drilling rig contacts early, as well as additional idle service expense related to the Shaw 1G Utica Shale well that occurred in the first quarter of 2019.

•
Water Expense decreased $4 million due to the associated costs related to the sales of freshwater to third-parties for hydraulic fracturing in the 2018 period in Total Other Operating Income above. There were nominal sales in the 2019 period.

Selling, General and Administrative

SG&A costs represent direct charges for the management and operation of CNX's E&P division. SG&A costs were $95 million for the nine months ended September 30, 2019 compared to $82 million for the nine months ended September 30, 2018. Refer to the discussion of total company SG&A costs contained in the section "Net Income Attributable to CNX Resources Shareholders" of this Form 10-Q for a detailed cost explanation.

Interest Expense

Interest expense of $92 million was recognized in the nine months ended September 30, 2019 compared to $96 million in the nine months ended September 30, 2018. The $4 million decrease was primarily due to the reduction in higher cost long-term debt, resulting from the $500 million purchase of the outstanding 8.00% senior notes due in April 2023 and the $391 million purchase of the outstanding 5.875% senior notes due in April 2022 during the nine months ended September 30, 2018. Additionally, the Company purchased $400 million of its outstanding 5.875% senior notes due in April 2022 during the nine months ended September 30, 2019. These decreases were partially offset by a completed private offering of $500 million of 7.25% senior notes due March 2027 during the nine months ended September 30, 2019, as well as additional borrowings on the CNX credit facility. See Note 11 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

TOTAL MIDSTREAM DIVISION ANALYSIS for the nine months ended September 30, 2019 compared to the period January 3, 2018 through September 30, 2018:

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

(in millions)	For the nine months ended September 30, 2019	For the period January 3, 2018 through September 30, 2018	Variance
Midstream Revenue - Related Party	$169	$117	$52
Midstream Revenue - Third Party	56	70	(14)
Total Revenue	$225	$187	$38

Transportation, Gathering and Compression	$36	$36	$—
Depreciation, Depletion and Amortization	25	24	1
Selling, General, and Administrative Costs	14	17	(3)
Total Operating Costs and Expenses	75	77	(2)
Other Expense	1	—	1
Loss (Gain) on Asset Sales and Abandonments	7	(2)	9
Interest Expense	23	17	6
Total Midstream Division Costs	106	92	14
Earnings Before Income Tax	$119	$95	$24

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

The table below summarizes volumes gathered by gas type:

	For the nine months ended September 30, 2019	For the period January 3, 2018 through September 30, 2018	Variance
Dry Gas (BBtu/d) (*)	862	702	160
Wet Gas (BBtu/d) (*)	705	690	15
Other (BBtu/d) (*)(**)	196	12	184
Total Gathered Volumes	1,763	1,404	359
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

Transportation, Gathering and Compression

Transportation, Gathering and Compression costs were $36 million for both the nine months ended September 30, 2019 and the period January 3, 2018 through September 30, 2018, and are comprised of items directly related to the cost of gathering natural gas at the wellhead and transporting it to interstate pipelines or other local sales points. These costs include items such as electrically-powered compression, compressor rental, repairs and maintenance, supplies, treating and contract services.

Selling, General and Administrative Expense

SG&A expense is comprised of direct charges for the management and operation of CNXM assets. SG&A costs were $14 million for the nine months ended September 30, 2019 compared to $17 million for the period January 3, 2018 through September 30, 2018. Refer to the discussion of total Company SG&A costs contained in the section "Net Income Attributable to CNX Resources Shareholders" of this Form 10-Q for a detailed cost explanation.

Depreciation, Depletion and Amortization Expense

Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years.

Loss (Gain) on Asset Sales and Abandonments

During the nine months ended September 30, 2019, CNXM abandoned the construction of a compressor station that was designed to support additional production within certain areas of what is referred to as their "Anchor Systems," incurring a loss of $7 million that is included in Gain on Asset Sales and Abandonments in the Consolidated Statements of Income. CNXM continues to evaluate projects as CNX's and third-party customer development plans change in order to optimize system design and to actively manage capital investments. During the period January 3, 2018 through September 30, 2018, CNXM sold property and equipment to an unrelated third-party for $6 million in cash proceeds resulting in a gain of $2 million.

Interest Expense

Interest expense is comprised of interest on the outstanding balance under CNXM's senior notes due 2026 and its revolving credit facility. Interest expense was $23 million for the nine months ended September 30, 2019 compared to $17 million for the period January 3, 2018 through September 30, 2018.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX has also entered into various natural gas swap and option transactions, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net asset of $313 million at September 30, 2019 and a net asset of $99 million at December 31, 2018. The Company has not experienced any issues of non-performance by derivative counterparties.
CNX frequently evaluates potential acquisitions. CNX has funded acquisitions with cash generated from operations and a variety of other sources, depending on the size of the transaction, including debt and equity financing. There can be no assurance that additional capital resources, including debt and equity financing, will be available to CNX on terms which CNX finds acceptable, or at all.

Cash Flows (in millions)

	For the Nine Months Ended September 30,
	2019	2018	Change
Cash Provided by Operating Activities	$866	$690	$176
Cash Used in Investing Activities	$(949)	$(585)	$(364)
Cash Provided by (Used in) Financing Activities	$71	$(572)	$643

Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:

•	Net income decreased $482 million in the period-to-period comparison.

•
Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $181 million change in deferred income taxes, a $624 million decrease in gain on previously held equity interest, a $148 million decrease in gain on asset sales and abandonments, a $138 million net change in commodity derivative instruments, a $21 million increase in stock-based compensation, a $19 million decrease in impairment of other intangible assets, and a $47 million decrease in the loss on debt extinguishment.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:

•
Capital expenditures increased $170 million in the period-to-period comparison primarily due to increased expenditures in the Utica and Marcellus Shale plays resulting from increased drilling and completions activity as well as additional water expenditures due to the installation of new water pipelines. CNXM's capital expenditures increased due to additional spend in order to support both CNX's and third-party customer development plans.

•
Proceeds from asset sales decreased $486 million primarily due to the 2018 sale of substantially all of the Ohio Utica Joint Venture Assets in the wet gas Utica Shale areas of Belmont, Guernsey, Harrison, and Noble counties along with the 2018 sale of our shallow oil and gas and CBM assets in Pennsylvania and West Virginia. See Note 5 - Acquisitions

and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
In January 2018, CNX completed the Midstream Acquisition for a net payment of $299 million. See Note 5 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:

•
During the nine months ended September 30, 2019, CNX paid $406 million to repurchase $400 million of the senior notes due in 2022 at 101.5% of the principal amount. During the nine months ended September 30, 2018, CNX paid $530 million to repurchase all of the remaining senior notes due in 2023 at 106.0% of the principal amount as well as $405 million to repurchase $391 million of the senior notes due in 2022 at 103.8% of the principal amount. See Note 11 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•
During the nine months ended September 30, 2019, CNX received proceeds of $500 million from the issuance of senior notes due in 2027. During the nine months ended September 30, 2018, CNX received proceeds of $394 million from the issuance of CNXM's senior notes due in 2026. See Note 11 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•	In the nine months ended September 30, 2019, CNX repurchased $117 million of its common stock on the open market compared to $294 million in the nine months ended September 30, 2018.

•	In the nine months ended September 30, 2019, there was $1 million of net proceeds from the CNX credit facility and $439 million of proceeds in the 2018 period.

•
In the nine months ended September 30, 2019, there were $162 million of net proceeds from the CNXM credit facility compared to $106 million of net payments during the nine months ended September 30, 2018.

•	In the nine months ended September 30, 2019, there were $10 million in debt issuance and financing fees compared to $20 million during the nine months ended September 30, 2018.

•	In the nine months ended September 30, 2019, there were $47 million in distributions to CNXM unitholders, compared to $41 million during the nine months ended September 30, 2018.

The following is a summary of the Company's significant contractual obligations at September 30, 2019 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$7,670	$2,185	$485	$—	$10,340
Gas Firm Transportation and Processing	244,865	486,838	412,475	1,113,008	2,257,186
Long-Term Debt	—	895,415	859,200	895,187	2,649,802
Interest on Long-Term Debt	147,753	297,695	173,943	129,626	749,017
Finance Lease Obligations	7,203	8,881	519	—	16,603
Interest on Finance Lease Obligations	933	498	94	—	1,525
Operating Lease Obligations	65,061	88,077	7,574	26,863	187,575
Interest on Operating Lease Obligations	7,714	7,400	3,326	5,171	23,611
Long-Term Liabilities—Employee Related (a)	1,841	3,934	4,399	25,344	35,518
Other Long-Term Liabilities (b)	207,067	7,625	8,325	18,173	241,190
Total Contractual Obligations (c)	$690,107	$1,798,548	$1,470,340	$2,213,372	$6,172,367
 _________________________

(a)	Employee related long-term liabilities include salaried retirement contributions and work-related injuries and illnesses.

(b)	Other long-term liabilities include royalties and other long-term liability costs.

(c)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt
At September 30, 2019, CNX had total long-term debt of $2,650 million, excluding unamortized debt issuance costs. This long-term debt consisted of:

•
An aggregate principal amount of $895 million of 5.875% Senior Notes due in April 2022 plus $1 million of unamortized bond premium. Interest on the notes is payable April 15 and October 15 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM.

•	An aggregate principal amount of $613 million in outstanding borrowings under the CNX credit facility.

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

•	An aggregate principal amount of $246 million in outstanding borrowings under the CNXM revolver. CNX is not a guarantor of CNXM's revolving credit facility.

Total Equity and Dividends
CNX had total equity of $5,222 million at September 30, 2019 compared to $5,082 million at December 31, 2018. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX's Board of Directors determines whether dividends will be paid quarterly. CNX suspended its quarterly dividend in March 2016 to further reflect the Company's increased emphasis on growth. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as the Board of Directors deems relevant. The Company's Credit Facility limits CNX's ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's net leverage ratio exceeds 3.00 to 1.00 and is subject to availability under the Credit Facility of at least 15% of the aggregate commitments. The net leverage ratio was 2.45 to 1.00 at September 30, 2019. The Credit Facility does not permit dividend payments in the event of default. The indentures to the 5.875% Senior Notes due in April 2022 and the 7.25% Senior Notes due in March 2027 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the nine months ended September 30, 2019.

On October 16, 2019 the Board of Directors of CNX Midstream GP LLC, the general partner of CNX Midstream Partners LP, announced the declaration of a cash distribution of $0.4001 per unit with respect to the third quarter of 2019. The distribution will be made on November 12, 2019 to unitholders of record as of the close of business on November 5, 2019. The distribution, which equates to an annual rate of $1.6004 per unit, represents an increase of 3.5% over the prior quarter, and an increase of 15% over the distribution paid with respect to the third quarter of 2018.

Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at September 30, 2019. Management believes these items will expire without being funded. See Note 13 - Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

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

At September 30, 2019 and December 31, 2018, our open gas derivative instruments were in a net asset position with a fair value of $313 million and $99 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at September 30, 2019 and December 31, 2018. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $411 million and $427 million at September 30, 2019 and December 31, 2018, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $428 million and $453 million at September 30, 2019 and December 31, 2018, respectively.

CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. At September 30, 2019 and December 31, 2018, CNX had $1,798 million and $1,703 million, respectively, aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $10 million and $9 million, respectively. At September 30, 2019 and December 31, 2018, CNX had $859 million and $696 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to our Credit Facility, under which there were $613 million of borrowings at September 30, 2019 and $612 million at December 31, 2018, and CNXM's revolving credit facility, under which there were $246 million of borrowings at September 30, 2019 and $84 million at December 31, 2018. A hypothetical 100 basis-point increase in the average rate for CNX's and CNXM's revolving credit facilities would decrease pre-tax future earnings as of September 30, 2019 and December 31, 2018 by $9 million and $7 million, respectively, on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of October 9, 2019, our hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2019 Fixed Price Volumes
Hedged Bcf	N/A	N/A	N/A	115.8	115.8
Weighted Average Hedge Price per Mcf	N/A	N/A	N/A	$2.66	$2.66
2020 Fixed Price Volumes
Hedged Bcf	121.3	123.6	126.4	121.5	489.6*
Weighted Average Hedge Price per Mcf	$2.68	$2.49	$2.49	$2.52	$2.54
2021 Fixed Price Volumes
Hedged Bcf	104.5	105.7	106.9	105.2	422.3
Weighted Average Hedge Price per Mcf	$2.40	$2.40	$2.40	$2.39	$2.40
2022 Fixed Price Volumes
Hedged Bcf	68.6	69.3	70.1	70.1	278.1
Weighted Average Hedge Price per Mcf	$2.45	$2.45	$2.45	$2.43	$2.44
2023 Fixed Price Volumes
Hedged Bcf	35.7	36.1	36.4	36.4	144.6
Weighted Average Hedge Price per Mcf	$2.28	$2.28	$2.28	$2.28	$2.28
2024 Fixed Price Volumes
Hedged Bcf	30.5	30.6	30.9	30.9	122.9
Weighted Average Hedge Price per Mcf	$2.45	$2.45	$2.45	$2.45	$2.45
*Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2019 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
The first paragraph of Note 13—Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q is incorporated herein by reference.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the three months ended September 30, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
July 1, 2019- July 31, 2019	—	$—	—	$156,143
August 1, 2019- August 31, 2019	—	$—	—	$156,143
September 1, 2019- September 30, 2019	1,000,000	$7.68	1,000,000	$148,466
Total	1,000,000
(1) Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(2) Shares repurchased as part of the Company’s current $750 million share repurchase program authorized by the Board of Directors on October 30, 2017 and subsequently amended from time to time (See Note 18 - Stock Repurchase in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for more information), which is not subject to an expiration date.

ITEM 6.	EXHIBITS

10.1*	Change in Control Severance Agreement, dated October 28, 2019, between the Company and Chad A. Griffith.
10.2*	Change in Control Severance Agreement, dated October 28, 2019, between the Company and Olayemi Akinkugbe.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2019

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