Form 10-Q
period 2020-03-31
CNX Resources Corp
filed 2020-04-27
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of April 15, 2020
Common stock, $0.01 par value	187,058,569

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
lease operating expense - costs of operating wells and equipment on a producing lease, many of which are recurring. Includes items such as water disposals, repairs and maintenance, equipment rental, and operating supplies, among others.
proved reserves - quantities of oil, natural gas, and NGL which, by analysis of geological and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.
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
transportation, gathering and compression - cost incurred related to transporting natural gas to the ultimate point of sale. These costs also include costs related to physically preparing natural gas, natural gas liquids and condensate for ultimate sale which include costs related to processing, compressing, dehydrating and fractionating, among others.
working interest - an interest that gives the owner the right to drill, produce and conduct operating activities on a property and receive a share of any production.
wet gas - natural gas that contains significant heavy hydrocarbons, such as propane, butane and other liquid hydrocarbons.

PART I : FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended
(Unaudited)	March 31,
Revenue and Other Operating Income:	2020	2019
Natural Gas, NGL and Oil Revenue	$251,494	$435,946
Gain (Loss) on Commodity Derivative Instruments	115,142	(195,376)
Purchased Gas Revenue	26,359	16,221
Midstream Revenue	18,406	18,443
Other Operating Income	4,958	3,197
Total Revenue and Other Operating Income	416,359	278,431
Costs and Expenses:
Operating Expense
Lease Operating Expense	10,033	18,627
Transportation, Gathering and Compression	83,242	79,409
Production, Ad Valorem, and Other Fees	6,162	6,946
Depreciation, Depletion and Amortization	129,164	125,161
Exploration and Production Related Other Costs	3,888	3,258
Purchased Gas Costs	24,998	16,214
Impairment of Exploration and Production Properties	61,849	—
Impairment of Goodwill	473,045	—
Selling, General, and Administrative Costs	30,238	35,738
Other Operating Expense	20,681	23,474
Total Operating Expense	843,300	308,827
Other Expense (Income)
Other Expense (Income)	5,186	(579)
(Gain) Loss on Asset Sales and Abandonments	(12,055)	3,085
(Gain) Loss on Debt Extinguishment	(11,263)	7,537
Interest Expense	48,995	35,771
Total Other Expense	30,863	45,814
Total Costs and Expenses	874,163	354,641
Loss Before Income Tax	(457,804)	(76,210)
Income Tax Benefit	(152,582)	(11,559)
Net Loss	(305,222)	(64,651)
Less: Net Income Attributable to Noncontrolling Interest	23,864	22,686
Net Loss Attributable to CNX Resources Shareholders	$(329,086)	$(87,337)

Loss per Share
Basic	$(1.76)	$(0.44)
Diluted	$(1.76)	$(0.44)

Dividends Declared	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(Dollars in thousands)	March 31,
(Unaudited)	2020	2019
Net Loss	$(305,222)	$(64,651)
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($40), ($15))	112	44

Comprehensive Loss	(305,110)	(64,607)

Less: Comprehensive Income Attributable to Noncontrolling Interest	23,864	22,686

Comprehensive Loss Attributable to CNX Resources Shareholders	$(328,974)	$(87,293)

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$31,833	$16,283
Restricted Cash	853	—
Accounts and Notes Receivable:
Trade, net	91,477	133,480
Other Receivables, net	10,839	13,679
Supplies Inventories	10,266	6,984
Recoverable Income Taxes	115,261	62,425
Derivative Instruments	312,749	247,794
Prepaid Expenses	12,775	17,456
Total Current Assets	586,053	498,101
Property, Plant and Equipment:
Property, Plant and Equipment	10,691,516	10,572,006
Less—Accumulated Depreciation, Depletion and Amortization	3,622,413	3,435,431
Total Property, Plant and Equipment—Net	7,069,103	7,136,575
Other Assets:
Operating Lease Right-of-Use Assets	159,521	187,097
Investment in Affiliates	16,549	16,710
Derivative Instruments	258,111	314,096
Goodwill	323,314	796,359
Other Intangible Assets	95,009	96,647
Restricted Cash	5,340	—
Other	15,950	15,221
Total Other Assets	873,794	1,426,130
TOTAL ASSETS	$8,528,950	$9,060,806

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	March 31, 2020	December 31, 2019
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$171,890	$202,553
Derivative Instruments	49,058	41,466
Current Portion of Finance Lease Obligations	7,200	7,164
Current Portion of Long-Term Debt	20,451	—
Current Portion of Operating Lease Obligations	54,622	61,670
Other Accrued Liabilities	197,130	216,086
Total Current Liabilities	500,351	528,939
Non-Current Liabilities:
Long-Term Debt	2,640,148	2,754,443
Finance Lease Obligations	6,095	7,706
Operating Lease Obligations	92,463	110,466
Derivative Instruments	163,898	115,862
Deferred Income Taxes	376,401	476,108
Asset Retirement Obligations	64,387	63,377
Other	40,497	41,596
Total Non-Current Liabilities	3,383,889	3,569,558
TOTAL LIABILITIES	3,884,240	4,098,497
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 187,035,851 Issued and Outstanding at March 31, 2020; 186,642,962 Issued and Outstanding at December 31, 2019	1,874	1,870
Capital in Excess of Par Value	2,205,941	2,199,605
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	1,641,009	1,971,676
Accumulated Other Comprehensive Loss	(12,493)	(12,605)
Total CNX Resources Stockholders’ Equity	3,836,331	4,160,546
Noncontrolling Interest	808,379	801,763
TOTAL STOCKHOLDERS' EQUITY	4,644,710	4,962,309
TOTAL LIABILITIES AND EQUITY	$8,528,950	$9,060,806

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total CNX Resources Stockholders’ Equity	Non- Controlling Interest	Total Equity
December 31, 2019	$1,870	$2,199,605	$1,971,676	$(12,605)	$4,160,546	$801,763	$4,962,309
(Unaudited)
Net (Loss) Income	—	—	(329,086)	—	(329,086)	23,864	(305,222)
Issuance of Common Stock	4	—	—	—	4	—	4
Shares Withheld for Taxes	—	—	(1,581)	—	(1,581)	(309)	(1,890)
Amortization of Stock-Based Compensation Awards	—	6,336	—	—	6,336	504	6,840
Other Comprehensive Income	—	—	—	112	112	—	112
Distributions to CNXM Noncontrolling Interest Holders	—	—	—	—	—	(17,443)	(17,443)

March 31, 2020	$1,874	$2,205,941	$1,641,009	$(12,493)	$3,836,331	$808,379	$4,644,710

December 31, 2018	$1,990	$2,264,063	$2,071,809	$(7,904)	$4,329,958	$751,785	$5,081,743
(Unaudited)
Net (Loss) Income	—	—	(87,337)	—	(87,337)	22,686	(64,651)
Issuance of Common Stock	5	94	—	—	99	—	99
Purchase and Retirement of Common Stock	(31)	(24,937)	(8,529)	—	(33,497)	—	(33,497)
Shares Withheld for Taxes	—	—	(4,045)	—	(4,045)	(664)	(4,709)
Amortization of Stock-Based Compensation Awards	—	10,291	—	—	10,291	612	10,903
Other Comprehensive Income	—	—	—	44	44	—	44
Distributions to CNXM Noncontrolling Interest Holders	—	—	—	—	—	(15,123)	(15,123)
March 31, 2019	$1,964	$2,249,511	$1,971,898	$(7,860)	$4,215,513	$759,296	$4,974,809

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended
Dollars in Thousands	March 31,
Cash Flows from Operating Activities:	2020	2019
Net Loss	$(305,222)	$(64,651)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	129,164	125,161
Amortization of Deferred Financing Costs	2,447	1,707
Impairment of Exploration and Production Properties	61,849	—
Impairment of Goodwill	473,045	—
Stock-Based Compensation	6,840	10,903
(Gain) Loss on Asset Sales and Abandonments	(12,055)	3,085
(Gain) Loss on Debt Extinguishment	(11,263)	7,537
(Gain) Loss on Commodity Derivative Instruments	(115,142)	195,376
Loss on Other Derivative Instruments	10,639	—
Net Cash Received (Paid) in Settlement of Commodity Derivative Instruments	151,161	(41,382)
Deferred Income Taxes	(99,746)	(11,559)
Equity in Loss (Earnings) of Affiliates	161	(503)
Return on Equity Investment	—	1,306
Changes in Operating Assets:
Accounts and Notes Receivable	43,639	94,480
Recoverable Income Taxes	(52,836)	35,888
Supplies Inventories	(3,282)	(6,927)
Prepaid Expenses	4,710	3,961
Changes in Other Assets	692	(6)
Changes in Operating Liabilities:
Accounts Payable	2,322	(5,962)
Accrued Interest	(5,063)	2,180
Other Operating Liabilities	(13,626)	(34,434)
Changes in Other Liabilities	(1,047)	(7,508)
Net Cash Provided by Operating Activities	267,387	308,652
Cash Flows from Investing Activities:
Capital Expenditures	(152,049)	(299,138)
Proceeds from Asset Sales	13,975	5,806
Net Cash Used in Investing Activities	(138,074)	(293,332)
Cash Flows from Financing Activities:
Payments on Miscellaneous Borrowings	(1,792)	(1,747)
Payments on Long-Term Notes	(59,880)	(405,876)
Net Proceeds from CNXM Revolving Credit Facility	35,250	52,650
Payments on CNX Revolving Credit Facility	(224,000)	(98,000)
Proceeds from Issuance of CNX Senior Notes	—	500,000
Net Proceeds from CSG Non-Revolving Credit Facilities	173,250	—
Distributions to CNXM Noncontrolling Interest Holders	(17,443)	(15,123)
Proceeds from Issuance of Common Stock	4	99
Shares Withheld for Taxes	(1,890)	(4,709)
Purchases of Common Stock	—	(32,498)
Debt Issuance and Financing Fees	(11,069)	(3,342)
Net Cash Used in Financing Activities	(107,570)	(8,546)
Net Increase in Cash, Cash Equivalents and Restricted Cash	21,743	6,774
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	16,283	17,198
Cash, Cash Equivalents, and Restricted Cash at End of Period	$38,026	$23,972

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheet at December 31, 2019 has been derived from the Audited Consolidated Financial Statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2019 included in CNX Resources Corporation's ("CNX," "CNX Resources," the "Company," "we," "us," or "our") Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on February 10, 2020.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statement of cash flows:

	March 31,
	2020	2019
Cash and Cash Equivalents	$31,833	$23,972
Restricted Cash, Current Portion	853	—
Restricted Cash, Less Current Portion	5,340	—
Total Cash, Cash Equivalents, and Restricted Cash	$38,026	$23,972

Restricted Cash

Consists of cash that the Company is contractually obligated to maintain in accordance with the terms of the Cardinal States Gathering LLC and CSG Holdings II LLC Credit Agreement dated March 13, 2020 (See Note 9 - Long-Term Debt for more information).

Receivables

On January 1, 2020, CNX adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. CNX adopted Topic 326 using the prospective transition method.

Prior to adopting Topic 326, CNX reserved for specific accounts receivable when it was probable that all or a part of an outstanding balance would not be collected, such as customer bankruptcies. Collectability was determined based on terms of sale, credit status of customers and various other circumstances. CNX regularly reviewed collectability and established or adjusted the allowance as necessary using the specific identification method. Account balances were charged off against the allowance after all means of collection had been exhausted and the potential for recovery was considered remote. Reserves for uncollectable amounts were not material in the periods presented.
Under Topic 326 management records an allowance for credit losses related to the collectability of third-party customers receivables using the historical aging of the customer receivable balance. The collectability is determined based on past events, including historical experience, customer credit rating, as well as current market conditions. CNX monitors customer ratings and collectability on an on-going basis. Account balances will be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses are as follows:

	March 31,	December 31,
	2020	2019
Accounts Receivable - Trade	$91,608	$133,480
Allowance for Credit Losses	(131)	—
Accounts Receivable - Trade, net	$91,477	$133,480

Other Receivables	$15,868	$16,142
Allowance for Credit Losses	(5,029)	(2,463)
Other Receivables, net	$10,839	$13,679

NOTE 2—EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income attributable to CNX shareholders by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include, if dilutive, additional shares from stock options, performance stock options, restricted stock units and performance share units. The number of additional shares is calculated by assuming that outstanding stock options and performance share options were exercised, that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. CNX Midstream Partners LP's ("CNXM") dilutive units did not have a material impact on the Company's earnings per share calculations for the three months ended March 31, 2020 or March 31, 2019.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be antidilutive:

	For the Three Months Ended March 31,
	2020	2019
Anti-Dilutive Options	4,274,552	4,756,292
Anti-Dilutive Restricted Stock Units	2,007,960	1,708,610
Anti-Dilutive Performance Share Units	457,746	540,400
Anti-Dilutive Performance Stock Options	927,268	927,268
	7,667,526	7,932,570

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended March 31,
	2020	2019
Options	—	13,748
Restricted Stock Units	340,883	457,969
Performance Share Units	274,716	342,882
	615,599	814,599

The computations for basic and diluted loss per share are as follows:

	For the Three Months Ended March 31,
	2020	2019
Net Loss	$(305,222)	$(64,651)
Less: Net Income Attributable to Non-Controlling Interest	23,864	22,686
Net Loss Attributable to CNX Resources Shareholders	$(329,086)	$(87,337)

Weighted-Average Shares of Common Stock Outstanding	186,918,361	197,475,702
Effect of Diluted Shares*	—	—
Weighted-Average Diluted Shares of Common Stock Outstanding	186,918,361	197,475,702

Loss per Share:
Basic	$(1.76)	$(0.44)
Diluted	$(1.76)	$(0.44)
*During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is antidilutive.

NOTE 3—REVENUE FROM CONTRACTS WITH CUSTOMERS:

Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company has elected to exclude all taxes from the measurement of transaction price.

For natural gas, NGL and oil, and purchased gas revenue, the Company generally considers the delivery of each unit (MMBtu or Bbl) to be a separate performance obligation that is satisfied upon delivery. Payment terms for these contracts typically require payment within 25 days of the end of the calendar month in which the hydrocarbons are delivered. A significant number of these contracts contain variable consideration because the payment terms refer to market prices at future delivery dates. In these situations, the Company has not identified a standalone selling price because the terms of the variable payments relate specifically to the Company’s efforts to satisfy the performance obligations. A portion of the contracts contain fixed consideration (i.e. fixed price contracts or contracts with a fixed differential to NYMEX or index prices). The fixed consideration is allocated to each performance obligation on a relative standalone selling price basis, which requires judgment from management. For these contracts, the Company generally concludes that the fixed price or fixed differentials in the contracts are representative of the standalone selling price. Revenue associated with natural gas, NGL and oil as presented on the accompanying Consolidated Statements of Income represent the Company’s share of revenues net of royalties and excluding revenue interests owned by others. When selling natural gas, NGL and oil on behalf of royalty owners or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis.

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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended March 31,
	2020	2019
Revenue from Contracts with Customers
Natural Gas Revenue	$229,599	$403,687
NGL Revenue	19,412	29,766
Condensate Revenue	1,901	2,327
Oil Revenue	582	166
Total Natural Gas, NGL and Oil Revenue	251,494	435,946

Purchased Gas Revenue	26,359	16,221
Midstream Revenue	18,406	18,443

Other Sources of Revenue and Other Operating Income
Gain (Loss) on Commodity Derivative Instruments	115,142	(195,376)
Other Operating Income	4,958	3,197
Total Revenue and Other Operating Income	$416,359	$278,431

The disaggregated revenue corresponds with the Company’s segment reporting found in Note 14 - Segment Information.

Contract Balances

CNX invoices its customers once a performance obligation has been satisfied, at which point payment is unconditional. Accordingly, CNX's contracts with customers do not give rise to contract assets or liabilities under ASC 606. The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer. The opening and closing balances of the Company’s receivables related to contracts with customers were $133,480 and $91,477, respectively, as of March 31, 2020.

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

A significant portion of CNX's natural gas, NGL and oil and purchased gas revenue is short-term in nature with a contract term of one year or less. For those contracts, CNX has utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

For revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $145,670 as of March 31, 2020. The Company expects to recognize net revenue of $41,981 in the next 12 months and $48,783 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and NGL revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For the three months ended March 31, 2020 and 2019, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—INCOME TAXES:

The effective tax rates for the three months ended March 31, 2020 and 2019 were 33.3% and 15.2%, respectively. The effective tax rate for the three months ended March 31, 2020 differs from the U.S. federal statutory rate of 21% primarily due to the impact of noncontrolling interest, equity compensation and state taxes.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the "Act") which, among other things; removed the 80% taxable income limitation for utilization of net operating losses generated in tax years 2018 through 2020, allowing for 5-year net operating loss carrybacks, increased the adjusted taxable income limitation for the disallowance of interest expense from 30% to 50%, and provided for refunds of any remaining alternative minimum tax (“AMT”) credits. As a result of the Act, the Company recorded AMT refunds of $102,482 in Recoverable Income Taxes on the Consolidated Balance Sheets in anticipation of the AMT refund being received in 2020. The impact of other tax implications of the Act on the financial statements and related disclosures are immaterial.

In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12 - Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This ASU removes the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items; (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in this ASU also improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU will be applied using different approaches depending on what the specific amendment relates to and, for public entities, are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company early adopted ASU 2019-12 as of January 1, 2020.

The total amount of uncertain tax positions at March 31, 2020 and December 31, 2019 was $31,516. If these uncertain tax positions were recognized, approximately $31,516 would affect CNX's effective tax rate at March 31, 2020 and December 31, 2019 . There were no changes in unrecognized tax benefits during the three months ended March 31, 2020.

CNX recognizes accrued interest and penalties related to uncertain tax positions in interest expense and income tax expense, respectively. As of March 31, 2020 and December 31, 2019, CNX had no accrued liabilities for interest and penalties related to uncertain tax positions.
CNX and its subsidiaries file federal income tax returns with the United States and tax returns within various state jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2016. The Company expects the Internal Revenue Service and the Joint Committee on Taxation to conclude its audit of tax years 2016 through 2017 during 2020.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT:

	March 31, 2020	December 31, 2019
Intangible Drilling Cost	$4,764,284	$4,688,497
Gas Gathering Equipment	2,477,889	2,463,866
Proved Gas Properties	1,209,521	1,208,046
Gas Wells and Related Equipment	1,067,318	1,042,000
Unproved Gas Properties	756,151	755,590
Surface Land and Other Equipment	225,074	226,285
Other	191,279	187,722
Total Property, Plant and Equipment	10,691,516	10,572,006
Less: Accumulated Depreciation, Depletion and Amortization	3,622,413	3,435,431
Total Property, Plant and Equipment - Net	$7,069,103	$7,136,575

Impairment of Proved Property

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

During the three months ended March 31, 2020, CNX recognized certain indicators of impairments specific to our Southwest Pennsylvania (SWPA) CBM asset group and determined that carrying value of that asset group was not recoverable. The fair value of the asset group was estimated by using level 3 inputs which consisted of discounting the estimated future cash flows using discount rates and other assumptions that market participants would use in their estimates of fair value. As a result, an impairment of $61,849 was recognized and is included in Impairment of Exploration and Production Properties in the Consolidated Statements of Income. The impairment was related to an economic decision to temporarily idle certain wells and the related processing facility during the quarter.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS:

In December 2017, CNX Gas entered into a purchase agreement with Noble Energy, pursuant to which CNX Gas acquired Noble’s 50% membership interest in CNX Gathering (then named "CONE Gathering LLC"), for a cash purchase price of $305,000 (the "Midstream Acquisition").

Prior to the Midstream Acquisition, the Company accounted for its 50% interest in CNX Gathering as an equity method investment as the Company had the ability to exercise significant influence, but not control, over the operating and financial policies of the midstream operations. In conjunction with the Midstream Acquisition, the Company obtained a controlling interest in CNX Gathering and control over the Partnership. Accordingly, the Midstream Acquisition was accounted for as a business combination using the acquisition method of accounting pursuant to ASC Topic 805, Business Combinations, or ASC 805. ASC 805 requires that, in circumstances where a business combination is achieved in stages (or step acquisition), previously held equity interests are remeasured at fair value. The fair value assigned to the previously held equity interest in CNX Gathering and CNXM was $799,033 and was determined using the income approach, based on a discounted cash flow methodology.

As part of the allocation of purchase price and in connection with the fair value of consideration transferred at closing on January 3, 2018, CNX recorded $796,359 of goodwill and $128,781 of other intangible assets which are comprised of customer relationships.

Impairment of Goodwill

All goodwill is attributed to the Midstream reportable segment. Goodwill is evaluated for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount. In connection with the evaluation of goodwill for impairment, CNX may first consider qualitative factors to assess whether there are indicators that it is more likely than not that the fair value of a reporting unit may not exceed its carrying amount. If after assessing such factors or circumstances, CNX determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then a quantitative assessment is not required. If CNX chooses to bypass the qualitative assessment, or if it chooses to perform a qualitative assessment but is unable to qualitatively conclude that no impairment has occurred, then CNX will perform a quantitative assessment If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit's carrying value over its fair value. The Company uses a combination of the income approach (generally a discounted cash flow method) and market approach (which may include the guideline public company method and/or the guideline transaction method) to estimate the fair value of a reporting unit.

During the first quarter of 2020, the Company identified indicators of impairment in the form of deteriorating macroeconomic conditions, and the decline in the observable market value of CNXM securities both in relation to the COVID-19 pandemic and the overall decline in the MLP market space. Management concluded that these factors presented indications that the fair value of the midstream reporting unit was more likely than not below the reporting unit’s carrying value. CNX bypassed the qualitative assessment and performed a quantitative test that utilized a combination of the income and market approaches as described above to estimate the fair value of the Midstream reporting unit. As a result of this assessment, CNX concluded that the carrying value exceeded its estimated fair value, and a corresponding impairment of $473,045 was recorded, which was included in Impairment of Goodwill in the accompanying Consolidated Statements of Income. Any additional adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges relating to the Midstream reporting unit.

In estimating the fair value of the midstream reporting unit, the Company used the income approach’s discounted cash flow method, which applies significant inputs not observable in the public market (Level 3), including estimates and assumptions related to the use of an appropriate discount rate, future throughput volumes, operating costs and capital spending, discounted to present value using an industry rate adjusted for company-specific risk, which management feels reflects the overall level of inherent risk of the reporting unit. These assumptions are affected by expectations about future market, industry and economic conditions. Cash flow projections were derived from board approved budgeted amounts, a five-year operating forecast and an estimate of future cash flows. Subsequent cash flows were developed using growth or contraction rates that management believes are reasonably likely to occur. The Company used the market approach’s comparable company method. The comparable company method evaluates the value of a company using metrics of other businesses of similar size and industry.

The estimates of future cash flows and EBITDA are subjective in nature and are subject to impacts from business risks as described in “Item 1A. Risk Factors” in CNX's 2019 Annual Report on Form 10-K as filed with the SEC on February 10, 2020 ("2019 Form 10-K"). The fair value estimation process requires considerable judgment and determining the fair value is sensitive to changes in assumptions impacting management’s estimates of future financial results. Although CNX believes the estimates and assumptions used in estimating the fair value are reasonable and appropriate, different assumptions and estimates could materially impact the estimated fair value. Future results could differ from our current estimates and assumptions.

Changes in the carrying amount of goodwill consist of the following activity:

Amount
December 31, 2019	$796,359
Impairment	473,045
March 31, 2020	$323,314

Other Intangible Assets

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	March 31, 2020	December 31, 2019
Other Intangible Assets
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	14,743	13,105
Total Other Intangible Assets, net	$95,009	$96,647

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets was $1,638 for the three months ended March 31, 2020 and 2019. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 7—REVOLVING CREDIT FACILITIES:
CNX Resources Corporation (CNX)
In April 2019, CNX amended its senior secured revolving credit facility ("Credit Facility") and extended its maturity to April 2024. The lenders' commitments remained unchanged at $2,100,000, with an accordion feature that allows the Company to increase the commitments to $3,000,000. The borrowing base was reaffirmed at $2,100,000, including a $650,000 letters of credit aggregate sub-limit. In addition, the Cumulative Credit Basket for dividends and distributions was replaced with a basket for dividends and distributions subject to a pro forma net leverage ratio of at least 3.00 to 1.00 and availability under the credit facility of at least 15% of the aggregate commitments. If the aggregate principal amount of the existing 5.875% Senior Notes due in April 2022 and certain other publicly traded debt securities outstanding 91 days prior to the earliest maturity of such debt (the "Springing Maturity Date") is greater than $500,000, then the Credit Facility will mature on the Springing Maturity Date. In April 2020, as part of the semi-annual borrowing base redetermination, both the lenders' commitments and borrowing base decreased to $1,900,000.

Under the terms of the amended agreement, borrowings under the revolving credit facility will bear interest at CNX's option at either:
•the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (ii) PNC Bank, N.A.’s prime rate, or (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.25% to 1.25%; or
•the LIBOR rate, which is the LIBOR rate plus a margin ranging from 1.25% to 2.25%.

The CNX Credit Facility is secured by substantially all of the assets of CNX and certain of its subsidiaries (excluding the Excluded Subsidiaries, which includes Cardinal States Gathering LLC, CNX Midstream GP LLC and CNXM and their respective subsidiaries). Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Availability under the Credit Facility is limited to a borrowing base, which is determined by the lenders' syndication agent and approved by the required number of lenders in good faith by calculating a value of CNX's proved natural gas reserves.

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

The CNX Credit Facility also requires that CNX maintain a maximum net leverage ratio of no greater than 4.00 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding borrowings under the revolver, measured quarterly. The calculation of all of the ratios exclude CNXM. CNX was in compliance with all financial covenants as of March 31, 2020.

At March 31, 2020, the CNX Credit Facility had $437,000 of borrowings outstanding and $204,839 of letters of credit outstanding, leaving $1,458,161 of unused capacity. At December 31, 2019, the CNX Credit Facility had $661,000 of borrowings outstanding and $204,726 of letters of credit outstanding, leaving $1,234,274 of unused capacity.

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

Under the terms of the amended agreement, borrowings under the revolving credit facility will bear interest at CNXM's option at either:
•the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (ii) PNC Bank, N.A.’s prime rate, or (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.50% to 1.50%; or
•the LIBOR rate, plus a margin ranging from 1.50% to 2.50%.
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

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (w) for so long as at least $150,000 of the CNXM senior notes are outstanding, a maximum total leverage ratio of no greater than 5.25 to 1.00 (which increases to no greater than 5.50 to 1.00 during qualifying acquisition periods); (x) if less than $150,000 of the CNXM senior notes are outstanding, a maximum total leverage ratio of no greater than 4.75 to 1.00 (which increases to no greater than 5.25 to 1.00 during qualifying acquisition periods); (y) a maximum secured leverage ratio of no greater than 3.50 to 1.00 and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00. CNXM was in compliance with all financial covenants as of March 31, 2020.

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

At March 31, 2020, the CNXM credit facility had $347,000 of borrowings outstanding. CNXM had the maximum amount of revolving credit available for borrowing at March 31, 2020, or $253,000. At December 31, 2019, the CNXM credit facility had $311,750 of borrowings outstanding. CNXM had the maximum amount of revolving credit available for borrowing at December 31, 2019, or $288,250.

NOTE 8—OTHER ACCRUED LIABILITIES:

	March 31, 2020	December 31, 2019
Royalties	$70,803	$74,061
Accrued Interest	25,800	30,862
Transportation Charges	22,355	16,533
Deferred Revenue	12,123	13,964
Accrued Other Taxes	9,385	9,115
Accrued Payroll & Benefits	6,209	6,248
Short-Term Incentive Compensation	2,626	21,030
Other	41,145	37,610
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	5,076	5,076
Salary Retirement	1,608	1,587
Total Other Accrued Liabilities	$197,130	$216,086

NOTE 9—LONG-TERM DEBT:

	March 31, 2020	December 31, 2019
Senior Notes due April 2022 at 5.875% (Principal of $822,973 and $894,307 plus Unamortized Premium of $822 and $1,001, respectively)	$823,795	$895,308
Senior Notes due March 2027 at 7.25%, Issued at Par Value	500,000	500,000
CNX Revolving Credit Facility	437,000	661,000
CNX Midstream Partners LP Senior Notes due March 2026 at 6.50% (Principal of $400,000 less Unamortized Discount of $4,438 and $4,625, respectively)*	395,562	395,375
CNX Midstream Partners LP Revolving Credit Facility*	347,000	311,750
Cardinal States Gathering Company Credit Facility maturing in March 2028 (Principal of $125,000 less Unamortized Discount of $1,243)	123,757	—
CSG Holdings II LLC Credit Facility maturing in December 2026 (Principal of $50,000 less Unamortized Discount of $497)	49,503	—
Less: Unamortized Debt Issuance Costs	16,018	8,990
	2,660,599	2,754,443
Less: Amounts Due in One Year	20,451	—
Long-Term Debt	$2,640,148	$2,754,443
*CNX is not a guarantor of CNXM's 6.50% senior notes due in March 2026 or CNXM's senior secured revolving credit facility.

During the three months ended March 31, 2020, CNX's wholly-owned subsidiary Cardinal States Gathering Company LLC (Cardinal States) entered into a $125,000 non-revolving credit facility agreement (the Cardinal States Facility). The Cardinal States Facility matures in 2028, has an interest rate of 3-month LIBOR + 450 basis points and includes an excess cash flow sweep in an amount required to achieve a quarterly targeted debt balance. The facility is secured by substantially all of the Cardinal States assets, requires a minimum level of hedging of the variable interest rate exposure and is non-recourse to CNX.

Additionally, during the three months ended March 31, 2020, CNX's wholly-owned subsidiary CSG Holdings II LLC (CSG Holdings) entered into a $50,000 non-revolving credit facility agreement (the CSG Holdings Facility). The CSG Holdings Facility matures in 2026, has interest rate of 3-month LIBOR + 675 basis points and includes a full excess cash sweep. The facility is secured by substantially all of the CSG Holding assets, requires a minimum level of hedging of the variable interest rate exposure and is non-recourse to CNX.

During the three months ended March 31, 2020, CNX purchased and retired $71,334 of its outstanding 5.875% senior notes due in April 2022. As part of this transaction, a gain of $11,263 was included in (Gain) Loss on Debt Extinguishment in the Consolidated Statements of Income.

During the three months ended March 31, 2019, CNX completed a private offering of $500,000 of 7.25% senior notes due in March 2027. The notes are guaranteed by most of CNX's subsidiaries but do not include CNXM's general partner or CNXM.

During the three months ended March 31, 2019, CNX purchased $400,000 of its outstanding 5.875% senior notes due in April 2022. As part of this transaction, a loss of $7,537 was included in (Gain) Loss on Debt Extinguishment in the Consolidated Statements of Income.

NOTE 10—COMMITMENTS AND CONTINGENT LIABILITIES:
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
At March 31, 2020, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third-parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$197,889	$196,917	$972	$—	$—
Other	6,950	6,950	—	—	—
Total Letters of Credit	204,839	203,867	972	—	—
Surety Bonds:
Employee-Related	2,600	2,600	—	—	—
Environmental	12,480	10,605	1,875	—	—
Financial Guarantees	81,670	81,670	—	—	—
Other	9,322	8,129	1,193	—	—
Total Surety Bonds	106,072	103,004	3,068	—	—
Total Commitments	$310,911	$306,871	$4,040	$—	$—

Excluded from the above table are commitments and guarantees entered into in conjunction with the spin-off of the Company's coal business in November 2017. Although CONSOL Energy has agreed to indemnify CNX to the extent that CNX would be called upon to pay any of these liabilities, there is no assurance that CONSOL Energy will satisfy its obligations to indemnify CNX in the event that CNX is so called upon.

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of March 31, 2020, the purchase obligations for each of the next five years and beyond were as follows:

Obligations Due	Amount
Less than 1 year	$249,924
1 - 3 years	475,567
3 - 5 years	398,180
More than 5 years	1,033,218
Total Purchase Obligations	$2,156,889

NOTE 11—DERIVATIVE INSTRUMENTS:

CNX enters into interest rate swap agreements to manage its exposure to interest rate volatility. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. The change in fair value of the interest rate swap agreements are accounted for on a mark-to-market basis with the changes in fair value recorded in current period earnings.

In March 2020, CNX entered into interest rate swap related to $175,000 of borrowings under the Cardinal States Facility and CSG Holdings Facility (See Note 9 - Long-Term Debt). In order to manage exposure to interest rate volatility, each respective entity entered into an interest rate swap for the full outstanding principal amounts inclusive of a put option at 25 basis points. The underlying notional for each swap and put option reduces over time based upon an expected amortization profile for each respective credit facility. In addition, CSG Holdings entered into a call option commencing March 31, 2023.

In June 2019, CNX entered into an interest rate swap agreement related to $160,000 of borrowings under CNX’s senior secured revolving credit facility (See Note 7 - Revolving Credit Facilities) which has the economic effect of modifying the variable-interest obligation into a fixed-interest obligation over a three-year period. In March 2020, this swap was blended and extended via a new interest rate swap, effective April 3, 2020, of a new four-year interest rate swap inclusive of a put option at zero basis points. Also executed in March 2020 was a new four-year $250,000 interest rate swap inclusive of a put option at zero basis points, effective April 3, 2020. Consistent with the previous interest rate swap agreement, the $250,000 interest rate swap was entered into to manage CNX's exposure to interest rate volatility.

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

The total notional amounts of CNX's derivative instruments were as follows:

	March 31,	December 31,	Forecasted to
	2020	2019	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,387.1	1,460.6	2025
Natural Gas Basis Swaps (Bcf)	1,235.9	1,290.4	2025
Interest Rate Swaps	$585,000	$160,000	2028

The gross fair value of CNX's derivative instruments was as follows:

	March 31,	December 31,
	2020	2019
Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$296,834	$234,238
Basis Only Swaps	15,718	13,556
Interest Rate Swaps	197	—
Total Current Assets	$312,749	$247,794

Other Assets:
Commodity Derivative Instruments:
Commodity Swaps	$244,501	$288,543
Basis Only Swaps	12,396	25,553
Interest Rate Swaps	1,214	—
Total Other Assets	$258,111	$314,096

Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$5,028	$345
Basis Only Swaps	41,069	40,626
Interest Rate Swaps	2,961	495
Total Current Liabilities	$49,058	$41,466

Non-current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$23,018	$9,693
Basis Only Swaps	130,572	105,445
Interest Rate Swaps	10,308	724
Total Non-current Liabilities	$163,898	$115,862

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended
	March 31,
	2020	2019
Cash Received (Paid) in Settlement of Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	$157,579	$(26,950)
Basis Swaps	(6,418)	(14,432)
Total Cash Received (Paid) in Settlement of Commodity Derivative Instruments	151,161	(41,382)

Unrealized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	545	(50,761)
Basis Swaps	(36,564)	(103,233)
Total Unrealized Loss on Commodity Derivative Instruments	(36,019)	(153,994)

Gain (Loss) on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	158,124	(77,711)
Basis Swaps	(42,982)	(117,665)
Total Gain (Loss) on Commodity Derivative Instruments	$115,142	$(195,376)

During the three months ended March 31, 2020, cash of $57 was paid in settlement of interest rate swaps, and an unrealized loss of $10,639 was recognized, resulting in a total loss on interest rate swaps of $10,696, which is included in Interest Expense in the Consolidated Statements of Income.

Cash Received in Settlement of Commodity Derivative Instruments for the three months ended March 31, 2020 includes$54,982 related the monetization of certain NYMEX commodity swaps.. The monetization resulted from reducing the contract swap prices of certain 2022, 2023, and 2024 NYMEX natural gas swap contracts. The notional quantities of the contracts were not changed by the monetization. Net proceeds received from the monetization are classified as operating cash flows in the Consolidated Statements of Cash Flows

The Company also enters into fixed price natural gas sales agreements that are satisfied by physical delivery. These physical commodity contracts qualify for the normal purchases and normal sales exception and are not subject to derivative instrument accounting.

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS:

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
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at March 31, 2020			Fair Value Measurements at December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Gas Derivatives	$—	$369,762	$—	$—	$405,781	$—
Interest Rate Swaps	$—	$(11,858)	$—	$—	$(1,219)	$—

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$31,833	$31,833	$16,283	$16,283
Long-Term Debt (Excluding Debt Issuance Costs)	$2,676,617	$2,308,846	$2,763,433	$2,619,676
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

NOTE 13—VARIABLE INTEREST ENTITIES:

The Company determined CNXM to be a variable interest entity. The Company has the power through its ownership and control of CNXM's general partner (CNX Midstream GP LLC) to direct the activities that most significantly impact CNXM's economic performance. In addition, through its limited partner interest in CNXM, the Company has the obligation to absorb the losses of CNXM and the right to receive benefits in accordance with such interests. As the Company has a controlling financial interest and is the primary beneficiary of CNXM, the Company consolidates CNXM.

The risks associated with the operations of CNXM are discussed in its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 10, 2020 and its other periodic reports filed thereafter.

On January 29, 2020, CNX and CNXM executed definitive agreements to eliminate CNXM's incentive distribution rights, or IDRs, held by its general partner and to convert the 2.0% general partner interest in CNXM into a non-economic general partnership interest (collectively, the "IDR Elimination Transaction").

Pursuant to the IDR Elimination Transaction agreements, CNX received the following consideration in exchange for the cancellation of the IDRs and conversion of the 2.0% general partner interest:

•26 million CNXM common units;
•3 million new CNXM Class B units. The newly issued Class B units will not receive or accrue distributions until January 1, 2022 at which time they will automatically convert into CNXM common units on a one-for-one basis; and
•$135,000 to be paid in three installments as follows: $50,000 due December 31, 2020, $50,000 due December 31, 2021 and $35,000 due December 31, 2022.

After giving effect to the IDR Elimination Transaction, CNX now owns 47.7 million common units, or approximately 53%, of the outstanding limited partner interests in CNXM, excluding the Class B units. Prior to the IDR Elimination Transaction, the Company owned approximately 34% of the outstanding limited partner interest and 100% of the general partner interest. Upon conversion of the Class B units to CNXM common units on January 1, 2022, CNX's ownership will increase to 50.7 million common units or approximately 56.5% of the outstanding limited partner interest in CNXM on a proforma basis.

The following table presents amounts included in the Company's Consolidated Balance Sheets that were for the use or obligation of CNXM:

	March 31,	December 31,
	2020	2019
Assets:
Cash	$5,235	$31
Receivables - Related Party	21,714	21,076
Receivables - Third Party	4,980	7,935
Other Current Assets	2,064	1,976
Property, Plant and Equipment, net	1,200,544	1,195,591
Operating Lease ROU Asset	3,225	4,731
Other Assets	2,945	3,262
Total Assets	$1,240,707	$1,234,602
Liabilities:
Accounts Payable and Accrued Liabilities	$32,223	$67,290
Accounts Payable - Related Party	51,688	4,787
Revolving Credit Facility	347,000	311,750
Long-Term Debt	394,399	394,162
Long-Term Liabilities - Related Party	85,000	—
Total Liabilities	$910,310	$777,989

The following table summarizes CNXM's Consolidated Statements of Operations and Cash Flows, inclusive of affiliate amounts:

	For the Three Months Ended March 31,
	2020	2019
Revenue
Gathering Revenue - Related Party	$62,178	$53,776
Gathering Revenue - Third Party	17,953	18,443
Miscellaneous Income	65	—
Total Revenue	80,196	72,219
Expenses
Operating Expense - Related Party	3,828	5,548
Operating Expense - Third Party	8,596	5,974
General and Administrative Expense - Related Party	2,857	3,967
General and Administrative Expense - Third Party	2,765	1,536
(Gain) Loss on Asset Sales and Abandonments	(11)	7,229
Depreciation Expense	7,578	5,650
Interest Expense	8,793	7,339
Total Expense	34,406	37,243
Net Income	$45,790	$34,976

Net Cash Provided by Operating Activities	$40,123	$49,913
Net Cash Used in Investing Activities	$(32,659)	$(78,557)
Net Cash (Used in) Provided by Financing Activities	$(2,260)	$24,748

At March 31, 2020 and December 31, 2019, excluding amounts related to the IDR Elimination Transaction, CNX had a net payable of $20,085 and $16,362 respectively, due to CNX Gathering and CNXM, primarily for accrued but unpaid gathering services.

NOTE 14—SEGMENT INFORMATION:
CNX consists of two principal business divisions: Exploration and Production (E&P) and Midstream. The principal activity of the E&P Division, which includes four reportable segments, is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P Division's reportable segments are Marcellus Shale, Utica Shale, Coalbed Methane, and Other Gas. The Other Gas Segment is primarily related to shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, realized gain on commodity derivative instruments that were partially monetized prior to their settlement dates, exploration and production related other costs, impairments of exploration and production properties, as well as various other operating activities assigned to the E&P Division but not allocated to each individual segment.
CNX's Midstream Division's principal activity is the ownership, operation, development and acquisition of natural gas gathering and other midstream energy assets of CNX Gathering and CNXM, which provide natural gas gathering services for the Company's produced gas, as well as for other independent third-parties in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia. Excluded from the Midstream Division are the gathering assets and operations of CNX that have not been contributed to CNX Gathering and CNXM. CNX owns and controls 100% of CNX Gathering, making CNXM a single-sponsor master limited partnership and thus the Company consolidates CNXM. The Midstream Division is comprised of a single Midstream segment.
The Company's unallocated expenses include other income/expense, gain on asset sales related to non-core assets, gain/loss on debt extinguishment and income taxes.
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

Industry segment results for the three months ended March 31, 2020:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	Midstream	Unallocated	Intercompany Eliminations	Consolidated
Natural Gas, NGL and Oil Revenue	$179,044	$41,450	$30,723	$277	$251,494	$—	$—	$—	$251,494	(A)
Purchased Gas Revenue	—	—	—	26,359	26,359	—	—	—	26,359
Midstream Revenue	—	—	—	—	—	80,341	—	(61,935)	18,406
Gain on Commodity Derivative Instruments	68,452	18,000	9,687	19,003	115,142	—	—	—	115,142
Other Operating Income	—	—	—	5,466	5,466	—	—	(508)	4,958	(B)
Total Revenue and Other Operating Income	$247,496	$59,450	$40,410	$51,105	$398,461	$80,341	$—	$(62,443)	$416,359
Total Operating Expense	$183,172	$48,817	$34,254	$138,585	$404,828	$500,915	$—	$(62,443)	$843,300	(C)
Earnings (Loss) Before Income Tax	$64,324	$10,633	$6,156	$(127,666)	$(46,553)	$(429,544)	$18,293	$—	$(457,804)
Segment Assets					$6,785,652	$1,754,819	$147,094	$(158,615)	$8,528,950	(D)
Depreciation, Depletion and Amortization					$119,152	$10,012	$—	$—	$129,164
Capital Expenditures					$119,393	$32,656	$—	$—	$152,049

(A)  Included in Total Natural Gas, NGL and Oil Revenue are sales of $45,656 to Direct Energy Business Marketing LLC and $32,176 to NJR Energy Services Company, each of which comprises over 10% of revenue from contracts with external customers for the period.
(B) Includes equity in loss of unconsolidated affiliates of $161 for Total E&P.
(C) Included in Marcellus and Utica are $59,176 and $2,759, respectively of intercompany gathering fees. Included in Midstream is a goodwill impairment charge of $473,045 (See Note 6 - Goodwill and Other Intangible Assets for more information).
(D) Includes investments in unconsolidated equity affiliates of $16,549 for Total E&P.

        Industry segment results for the three months ended March 31, 2019:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	Midstream	Unallocated	Intercompany Eliminations	Consolidated
Natural Gas, NGL and Oil Revenue	$293,257	$92,951	$49,835	$(97)	$435,946	$—	$—	$—	$435,946	(D)
Purchased Gas Revenue	—	—	—	16,221	16,221	—	—	—	16,221
Midstream Revenue	—	—	—	—	—	72,569	—	(54,126)	18,443
Loss on Commodity Derivative Instruments	(27,458)	(9,601)	(4,302)	(154,015)	(195,376)	—	—	—	(195,376)
Other Operating Income	—	—	—	3,258	3,258	—	—	(61)	3,197	(E)
Total Revenue and Other Operating Income	$265,799	$83,350	$45,533	$(134,633)	$260,049	$72,569	$—	$(54,187)	$278,431
Total Operating Expense	$178,868	$50,333	$32,634	$76,217	$338,052	$24,962	$—	$(54,187)	$308,827	(F)
Earnings (Loss) Before Income Tax	$86,931	$33,017	$12,899	$(239,277)	$(106,430)	$32,584	$(2,364)	$—	$(76,210)
Segment Assets					$6,638,207	$2,011,616	$137,564	$(10,026)	$8,777,361	(G)
Depreciation, Depletion and Amortization					$117,075	$8,086	$—	$—	$125,161
Capital Expenditures					$223,791	$75,347	$—	$—	$299,138

(D)  Included in Total Natural Gas, NGL and Oil Revenue are sales of $67,769 to Direct Energy Business Marketing LLC and $66,001 to NJR Energy Services Company, each of which comprises over 10% of revenue from contracts with external customers for the period.
(E) Includes equity in earnings of unconsolidated affiliates of $503 for Total E&P.
(F) Included in Marcellus and Utica are $53,462 and $664, respectively of intercompany gathering fees.
(G) Includes investments in unconsolidated equity affiliates of $17,860 for Total E&P.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income

	For the Three Months Ended March 31,
	2020	2019
Total Segment Revenue from Contracts with External Customers	$296,259	$470,610
Gain (Loss) on Commodity Derivative Instruments	115,142	(195,376)
Other Operating Income	4,958	3,197
Total Consolidated Revenue and Other Operating Income	$416,359	$278,431

Loss Before Income Tax:

	For the Three Months Ended March 31,
	2020	2019
Segment Earnings (Loss) Before Income Taxes for Reportable Business Segments:
E&P	$(46,553)	$(106,430)
Midstream	(429,544)	32,584
Total Segment Earnings (Loss) Before Income Taxes for Reportable Business Segments	$(476,097)	$(73,846)
Unallocated Expenses:
Other (Expense) Income	(5,013)	1,030
Gain on Certain Asset Sales	12,043	4,143
Gain (Loss) on Debt Extinguishment	11,263	(7,537)
Loss Before Income Tax	$(457,804)	$(76,210)

Total Assets:

	March 31,
	2020	2019
Segment Assets for Total Reportable Business Segments:
E&P	$6,785,652	$6,638,207
Midstream	1,754,819	2,011,616
Intercompany Eliminations	(158,615)	(10,026)
Items Excluded from Segment Assets:
Cash and Cash Equivalents	31,833	23,972
Recoverable Income Taxes	115,261	113,592
Total Consolidated Assets	$8,528,950	$8,777,361

NOTE 15—STOCK REPURCHASE:
Since the October 30, 2017 inception of the current stock repurchase program, CNX's Board of Directors has approved in total a $750,000 stock repurchase program, which is not subject to an expiration date. The repurchases may be affected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans. During the three months ended March 31, 2019, 3,121,054 shares were repurchased and retired at an average price of $10.71 per share for a total cost of $33,497. There were no shares repurchased and retired during the three months ended March 31, 2020.

NOTE 16—RECENT ACCOUNTING PRONOUNCEMENTS:

In March 2020, the FASB issued ASU 2020-04 - Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (IBORs) and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is still evaluating the effect of adopting this guidance.

In March 2020, the FASB issued ASU 2020-03 - Codification Improvements to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the CECL standard (see Note 1 - Basis of Presentation for more information). The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments in this ASU have different effective dates. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

NOTE 17—SUBSEQUENT EVENTS:

CNX is closely monitoring the impact of the coronavirus COVID-19 ("COVID-19") pandemic on all aspects of our business and geographies, including how it may impact our customers, employees, vendors and contractors. While we did not incur significant disruptions during the three months ended March 31, 2020 from COVID-19, we are unable to predict the impact that the COVID-19 pandemic will have on our financial position, operating results and ability to obtain future financing due to numerous uncertainties.

The federal Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. CNX continues to assess the potential impacts of this recently enacted legislation on its financial position and results of operations.

In April 2020, the Company repurchased $7,625 of its outstanding 5.875% senior notes due in April 2022 at an average price equal to 91.9% of the principal amount.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q. The information provided below supplements, but does not form part of, CNX's financial statements. This discussion contains forward-looking statements that are based on the current views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from any such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact future operating performance or financial condition, please see “Part II. Item 1A. Risk Factors” and the section entitled “Forward-Looking Statements” and the “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2019, which we filed with the SEC on February 10, 2020. CNX does not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

General

CNX is closely monitoring the current and potential impacts of the coronavirus COVID-19 ("COVID-19") pandemic on all aspects of our business and geographies, including how it has impacted, and may in the future impact our operations, financial results, liquidity, contractors, customers, employees and vendors. The Company continues to monitor a number of factors that may cause actual results of operations to differ from our historical results or current expectations. These factors include: the impact of the COVID-19 pandemic and the related economic downturn, the historically low natural gas and natural gas liquids prices and ramifications of the crude oil price war between the Organization of Petroleum Exporting Countries ("OPEC") /Saudi Arabia and Russia that occurred in March. While OPEC agreed in April to cut production, downward pressure on prices has continued and could continue for the foreseeable future, particularly given concerns over available storage capacity for refined products such as crude, and refinery inputs including condensate, c5+ and butane. These and other factors could affect the Company’s operations, earnings and cash flows for any period and could cause such results to not be comparable to those of the same period in previous years. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

While CNX did not incur significant disruptions to operations during the three months ended March 31, 2020 as a result of the COVID-19 pandemic, CNX is unable to predict the impact that the COVID-19 pandemic will have on us, including our financial position, operating results, liquidity and ability to obtain financing in future reporting periods, due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental or other actions taken to combat the virus (which could include limitations on our operations or the operations of our customers and vendors), and the effect that the COVID-19 pandemic and the current oil price wars have on the demand for natural gas and natural gas liquids. The health of our employees, contractors and vendors, and our ability to meet staffing needs in our operations and certain critical functions cannot be predicted and is vital to our operations. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets as well as other unanticipated consequences remain unknown. In addition, CNX cannot predict the impact that COVID-19 will have on our customers, vendors and contractors; however, any material effect on these parties could adversely impact CNX. For instance, in the short term, CNX is starting to see a reduction in overall service and materials costs, due to oversupply of those services and costs, since industrial production has waned. However, if services providers to our industry are forced into bankruptcy or otherwise consolidate due to weakening economic conditions, demand could outpace supply in the long-term and cause these costs to increase. The situation surrounding COVID-19 remains fluid and unpredictable, and CNX is actively managing our response in collaboration with our contractors, customers, employees and vendors and assessing potential impacts to our financial position and operating results, as well as any adverse developments that could impact our business.

CNX has also taken, and is continuing to take, proactive steps to manage any disruption in our business caused by COVID-19. For instance, even though our operations were not required to close, CNX was an early adopter in employing a work-from-home system, even before any government mandate on non-essential businesses was enacted. CNX increased its technology platform, infrastructure and security to allow for a work-from-home environment ahead of the actual need, and therefore, once the hypothetical became a reality, we believe CNX was ahead of many companies in this respect. CNX has also deployed additional safety protocols at our field sites in order to keep our employees and contractors safe and to keep our operations running without material disruption.

For further information regarding the impact of COVID-19 see Risk factors in Item 1A of this Form 10-Q.

Marketing Update:

The markets for natural gas, NGL, and crude oil remain volatile, and prices may continue to fluctuate in response to, among other things: Geopolitical factors, such as events that may reduce or increase production from particular oil-producing regions and/or from members of OPEC, and global events, such as the ongoing COVID-19 outbreak. Since the beginning of 2020, NYMEX oil prices have moved downward due in part to concerns about COVID-19 and its impact on near-term worldwide oil demand and due to the increase in oil production by certain members of OPEC. This oversupply of oil has caused historically low oil prices, which has compounded the impact of the domestic oversupply of NGLs as well as current export constraints and has driven NGL prices to historic lows. While OPEC agreed in April to cut production, downward pressure on prices has continued and could continue for the foreseeable future, particularly given concerns over available storage capacity for refined products such as crude, and refinery inputs including condensate, c5+ and butane, that could result in temporary reductions in CNX’s wet gas production. During the three months ended March 31, 2020, liquids comprised seven percent of CNX’s revenue from external customers.

Continued strength in natural gas production, along with reduced heating demand for natural gas as a result of relatively mild winter temperatures throughout most of the United States, accounted for relatively higher inventory levels. Despite an April 12 agreement by the OPEC and it’s allies to reduce global production by approximately 10%, the economic slowdown and stay-at-home orders has continued to decrease demand for natural gas. The U.S. Energy Information Administration’s (“EIA”) Short-Term Energy Outlook for April 2020 forecasts are subject to heightened uncertainty because of the economic slowdown and significant changes in energy markets recently.

For the first quarter of 2020 and 2019, CNX's average sales price for natural gas, natural gas liquids (NGL), oil, and condensate was $2.59 per Mcfe and $2.97 per Mcfe, respectively. The average realized price for all liquids for the first quarter of 2020 was $15.14 per barrel compared to $27.41 per barrel in 2019 quarter.

CNX's weighted average differential from NYMEX in the first quarter of 2020 was negative $0.26 per MMBtu. CNX's average sales price for natural gas before hedging decreased 14.5% to $1.83 per Mcf compared with the average sales price of $2.14 per Mcf in the fourth quarter of 2019. This decrease results from a lower Henry Hub price offset in part by improved basis pricing. Including the impact of cash settlements from hedging and excluding cash from hedge monetization, CNX's average sales price for natural gas was $0.13 per Mcf, or 5.0%, higher than the three months ended December 31, 2019, and $0.28 per Mcf, or 9.7%, lower than the three months ended March 31, 2019.

During the first quarter of 2020, CNX sold 134.4 Bcfe of produced natural gas, an increase of 1.1% from the 133.0 Bcfe sold in the year-earlier quarter, primarily due to an increase in Marcellus Shale volumes. The increase was offset, in part, by a decrease in Utica Shale volumes. Total quarterly production costs decreased to $1.98 per Mcfe, compared to the year-earlier quarter of $1.99 per Mcfe, driven primarily by a decrease in lease operating expenses offset, in part, by an increase in transportation, gathering and compression. Capital expenditures decreased to $152 million in the first quarter of 2020, compared to $299 million of spend in the first quarter of 2019.

CNX Guidance:

Total hedged natural gas production in the 2020 second quarter is 113.5 Bcf. The annual gas hedge position is shown in the table below:

	2020	2021
Volumes Hedged (Bcf), as of 4/21/20*	451.1	433.5
*Includes actual settlements of 155.5 Bcf.

CNX's hedged gas volumes include a combination of NYMEX financial hedges, index (NYMEX and basis) financial hedges, and physical fixed price sales. In addition, to protect the NYMEX hedge volumes from basis exposure, CNX enters into basis-only financial hedges and physical sales with fixed basis at certain sales points.

In March 2020, CNX monetized and repriced a portion of its 2022, 2023, and 2024 NYMEX natural gas hedge portfolio generating $55.0 million of net proceeds, which are included in Gain (Loss) on Commodity Derivative Instruments in the Consolidated Statements of Income for the three months ended March 31, 2020. Notional quantities were not affected by the restructuring. 2022 swap contracts with a notional quantity of 113.2 million MMBtus and a weighted average price of $2.80 per MMBtu were repriced to a contract price of $2.40 per MMBtu, 2023 swap contracts with a notional quantity of 51.1 million MMBtus and a weighted average price of $2.69 per MMBtu were repriced to a contract price of $2.48 per MMBtu, and 2024 swap contracts with a notional quantity of 19.2 million MMBtus and a weighted average price of $2.62 per MMBtu were repriced to a contract price of $2.54 per MMBtu. The net proceeds from the monetization are expected to be used to reduce the Company’s absolute debt.

In April 2020, CNX monetized and terminated approximately 39 million MMBtus of NYMEX natural gas hedges and a similar quantity of financial basis hedges that were to settle at various times through May to November of 2020. In connection with these monetizations, CNX received $29 million of net proceeds.

Results of Operations - Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Net Loss Attributable to CNX Resources Shareholders
CNX reported a net loss attributable to CNX Resources shareholders of $329 million, or a loss per diluted share of $1.76, for the three months ended March 31, 2020, compared to a net loss attributable to CNX Resources shareholders of $87 million, or a loss per diluted share of $0.44, for the three months ended March 31, 2019.

	For the Three Months Ended March 31,
(Dollars in thousands)	2020	2019	Variance
Net Loss	$(305,222)	$(64,651)	$(240,571)
Less: Net Income Attributable to Noncontrolling Interest	23,864	22,686	1,178
Net Loss Attributable to CNX Resources Shareholders	$(329,086)	$(87,337)	$(241,749)

CNX consists of two principal business divisions: Exploration and Production (E&P) and Midstream. The operating results of the Company's reportable segments were as follows for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31, 2020
(Dollars in millions)	E&P Division	Midstream Division	Intercompany Eliminations	Consolidated
Natural Gas, NGL and Oil Revenue	$251	$—	$—	$251
Gain on Commodity Derivative Instruments	115	—	—	115
Purchased Gas Revenue	26	—	—	26
Midstream Revenue - Related Party	—	62	(62)	—
Midstream Revenue - Third Party	—	18	—	18
Other Operating Income	6	—	—	6
Total Revenue and Other Operating Income	398	80	(62)	416
Operating Expense:
Lease Operating Expense	10	—	—	10
Transportation, Gathering and Compression	133	12	(62)	83
Production, Ad Valorem, and Other Fees	6	—	—	6
Depreciation, Depletion and Amortization	119	10	—	129
Impairment of Exploration and Production Properties	62	—	—	62
Impairment of Goodwill	—	473	—	473
Exploration and Production Related Other Costs	4	—	—	4
Purchased Gas Costs	25	—	—	25
Other Operating Expense	21	—	—	21
Selling, General and Administrative Costs	25	5	—	30
Total Operating Costs and Expenses	405	500	(62)	843
Interest Expense	40	9	—	49
Total Division Costs	445	509	(62)	892
Loss Before Income Tax	$(47)	$(429)	$—	$(476)

	For the Three Months Ended March 31, 2019
(Dollars in millions)	E&P Division	Midstream Division	Intercompany Eliminations	Consolidated
Natural Gas, NGL and Oil Revenue	$436	$—	$—	$436
Loss on Commodity Derivative Instruments	(195)	—	—	(195)
Purchased Gas Revenue	16	—	—	16
Midstream Revenue - Related Party	—	54	(54)	—
Midstream Revenue - Third Party	—	19	—	19
Other Operating Income	3	—	—	3
Total Revenue and Other Operating Income	260	73	(54)	279
Operating Expense:
Lease Operating Expense	19	—	—	19
Transportation, Gathering and Compression	122	12	(54)	80
Production, Ad Valorem, and Other Fees	7	—	—	7
Depreciation, Depletion and Amortization	117	8	—	125
Exploration and Production Related Other Costs	3	—	—	3
Purchased Gas Costs	16	—	—	16
Other Operating Expense	23	—	—	23
Selling, General and Administrative Costs	31	6	—	37
Total Operating Costs and Expenses	338	26	(54)	310
Interest Expense	28	7	—	35
Loss on Asset Sales and Abandonments, net	—	7	—	7
Total Division Costs	366	40	(54)	352
(Loss) Earnings Before Income Tax	$(106)	$33	$—	$(73)

The principal activity of the E&P Division is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P Division's reportable segments are Marcellus Shale, Utica Shale, Coalbed Methane, and Other Gas.

CNX's E&P Division had a loss before income tax of $47 million for the three months ended March 31, 2020, compared to a loss before income tax of $106 million for the three months ended March 31, 2019. Included in the loss for the three months ended March 31, 2020 was a $62 million non-cash impairment charge related to exploration and production properties and an unrealized loss on commodity derivative instruments of $36 million. Included in the loss for the three months ended March 31, 2019 was an unrealized loss on commodity derivative instruments of $154 million.

CNX's Midstream Division's principal activity is the ownership, operation, development and acquisition of natural gas gathering and other midstream energy assets, through CNX Gathering and CNXM, which provide natural gas gathering services for the Company's produced gas, as well as for other independent third-parties in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia. Excluded from the Midstream Division are the gathering assets and operations of CNX that have not been contributed to CNX Gathering and CNXM. CNX's Midstream Division had a loss before income tax of $429 million for the three months ended March 31, 2020, compared to earnings before income tax of $33 million for the three months ended March 31, 2019.

E&P Division Summary
Sales volumes, average sales prices (including the effects of settled derivative instruments and excluding monetization), and average costs for the E&P Division were as follows:

	For the Three Months Ended March 31,
	2020	2019	Variance	Percent Change
Sales Volumes (Bcfe)	134.4	133.0	1.40	1.1%

Average Sales Price - Gas (per Mcf)	$1.83	$3.21	$(1.38)	(43.0)%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)*	$0.77	$(0.33)	$1.10	333.3%
Average Sales Price - NGL (per Mcfe)**	$2.34	$4.46	$(2.12)	(47.5)%
Average Sales Price - Oil (per Mcfe)**	$7.87	$—	$7.87	—%
Average Sales Price - Condensate (per Mcfe)**	$6.28	$6.50	$(0.22)	(3.4)%

Average Sales Price (per Mcfe)	$2.59	$2.97	$(0.38)	(12.8)%
Lease Operating Expense (per Mcfe)	0.07	0.14	(0.07)	(50.0)%
Production, Ad Valorem, and Other Fees (per Mcfe)	0.05	0.05	—	—%
Transportation, Gathering and Compression (per Mcfe)	0.99	0.92	0.07	7.6%
Depreciation, Depletion and Amortization (DD&A) (per Mcfe)	0.87	0.88	(0.01)	(1.1)%
Average Costs (per Mcfe)	$1.98	$1.99	$(0.01)	(0.5)%
Average Margin (per Mcfe)	$0.61	$0.98	$(0.37)	(37.8)%

* Excluding gain from hedge monetization
**NGL and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.

Natural gas, NGL, and oil revenue was $251 million for the three months ended March 31, 2020, compared to $436 million for the three months ended March 31, 2019. The decrease was primarily due to the 12.8% decrease in the average sales price driven by lower natural gas and NGL prices.

The decrease in average sales price was primarily the result of the $1.38 per Mcf decrease in general natural gas prices, when excluding the impact of hedging, in the markets in which CNX sells its natural gas. There was also a $0.03 per Mcfe decrease in NGL and condensate sales volumes when excluding the impact of hedging. Both decreases were offset, in-part, by the $1.10 per Mcf increase in the realized gain (loss) on commodity derivative instruments related to the Company's hedging program.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense decreased on a per unit basis primarily due to a decrease in water disposal costs in the period-to-period comparison due to an increase in the reuse of produced water in well completions in the current period.
•Transportation, gathering, and compression expense increased on a per unit basis primarily due to an increase in CNXM gathering fees related to an increase in our Marcellus production and an increase in firm transportation expense, primarily as a result of new contracts that give CNX the ability to move and sell natural gas outside of the Appalachian basin. The decrease in production from CNX's lower cost dry Utica volumes also contributed to the increase on a per unit basis.

The following table presents a breakout of net liquid and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Three Months Ended March 31,
in thousands (unless noted)	2020	2019	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	8,301	6,681	1,620	24.2%
Sales Volume (Mbbls)	1,383	1,113	270	24.3%
Gross Price ($/Bbl)	$14.04	$26.76	$(12.72)	(47.5)%
Gross Revenue	$19,412	$29,766	$(10,354)	(34.8)%

Oil:
Sales Volume (MMcfe)	74	23	51	221.7%
Sales Volume (Mbbls)	12	4	8	200.0%
Gross Price ($/Bbl)	$47.22	$43.56	$3.66	8.4%
Gross Revenue	$582	$166	$416	250.6%

Condensate:
Sales Volume (MMcfe)	303	358	(55)	(15.4)%
Sales Volume (Mbbls)	50	60	(10)	(16.7)%
Gross Price ($/Bbl)	$37.68	$39.00	$(1.32)	(3.4)%
Gross Revenue	$1,901	$2,327	$(426)	(18.3)%

GAS
Sales Volume (MMcf)	125,685	125,938	(253)	(0.2)%
Sales Price ($/Mcf)	$1.83	$3.21	$(1.38)	(43.0)%
Gross Revenue	$229,599	$403,687	$(174,088)	(43.1)%

Hedging Impact ($/Mcf)	$0.77	$(0.33)	$1.10	(333.3)%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement*	96,179	(41,382)	137,561	(332.4)%
* Excluding gain from hedge monetization

Selling, General and Administrative ("SG&A") - Total Company

SG&A costs include costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Three Months Ended March 31,
(in millions)	2020	2019	Variance	Percent Change
SG&A
Long-Term Equity-Based Compensation (Non-Cash)	$7	$11	$(4)	(36.4)%
Salaries and Wages	8	11	(3)	(27.3)%
Short-Term Incentive Compensation	2	4	(2)	(50.0)%
Other	13	10	3	30.0%
Total SG&A	$30	$36	$(6)	(16.7)%

•Long-term equity-based compensation decreased $4 million in the period-to-period comparison due to the acceleration of vesting of certain restricted stock units and performance share units held by certain employees related to a change in control event that occurred in the second quarter of 2019.
•Salaries and Wages decreased $3 million due to an overall reduction in employee costs.
•Short-term incentive compensation decreased $2 million due to lower projected payouts in the current period.

Unallocated Expense

Certain costs and expenses, such as other expense (income), gain on asset sales related to non-core assets, (gain) loss on debt extinguishment and income taxes are unallocated expenses and therefore are excluded from the per unit costs above as well as segment reporting. Below is a summary of these costs and expenses:

Other Expense (Income)

	For the Three Months Ended March 31,
(in millions)	2020	2019	Variance	Percent Change
Other Income
Royalty Income	$—	$3	$(3)	(100.0)%
Right of Way Sales	—	1	(1)	(100.0)%
Interest Income	—	1	(1)	(100.0)%
Other	2	—	2	100.0%
Total Other Income	$2	$5	$(3)	(60.0)%

Other Expense
Professional Services	$3	$—	$3	100.0%
Bank Fees	3	3	—	—%
Other Corporate Expense	1	1	—	—%
Total Other Expense	$7	$4	$3	75.0%

Total Other Expense (Income)	$5	$(1)	$6	600.0%

Gain on Asset Sales and Abandonments, net
A gain on asset sales of $12 million related to non-core assets was recognized in the three months ended March 31, 2020 compared to a gain of $4 million in the three months ended March 31, 2019.

Also refer to the discussion of Loss on Asset Sales and Abandonments contained in the section "Total Midstream Division Analysis" of this Form 10-Q for additional items that are not part of Unallocated Expense.

(Gain) Loss on Debt Extinguishment

A gain on debt extinguishment of $11 million was recognized in the three months ended March 31, 2020 compared to a loss on debt extinguishment of $8 million in the three months ended March 31, 2019. During the three months ended March 31, 2020, CNX purchased $71 million of its 5.875% Senior notes due in April 2022 at an average price equal to 83.9% of the principal amount. During the three months end March 31, 2019 CNX purchased $400 million of its 5.875% Senior notes due in April 2022 at an average price equal to 101.5% of the principal amount. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

The effective income tax rate was 33.3% for the three months ended March 31, 2020 compared to 15.2% for the three months ended March 31, 2019. The effective rate for the three months ended March 31, 2020 and 2019 differs from the U.S. federal statutory rate of 21% primarily due to the impact of noncontrolling interest, equity compensation and state income taxes.

See Note 4 - Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

	For the Three Months Ended March 31,
(in millions)	2020	2019	Variance	Percent Change
Total Company Loss Before Income Tax	$(458)	$(76)	$(382)	502.6%
Income Tax Benefit	$(153)	$(12)	$(141)	1,175.0%
Effective Income Tax Rate	33.3%	15.2%	18.1%

TOTAL E&P DIVISION ANALYSIS for the three months ended March 31, 2020 compared to the three months ended March 31, 2019:
The E&P division had a loss before income tax of $47 million for the three months ended March 31, 2020 compared to a loss before income tax of $106 million for the three months ended March 31, 2019. Variances by individual operating segment are discussed below.

	For the Three Months Ended					Difference to Three Months Ended
	March 31, 2020					March 31, 2019
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGL and Oil Revenue	$179	$41	$31	$—	$251	$(114)	$(52)	$(19)	$—	$(185)
Gain on Commodity Derivative Instruments	68	18	10	19	115	95	28	14	173	310
Purchased Gas Revenue	—	—	—	26	26	—	—	—	10	10
Other Operating Income	—	—	—	6	6	—	—	—	3	3
Total Revenue and Other Operating Income	247	59	41	51	398	(19)	(24)	(5)	186	138
Lease Operating Expense	5	2	4	(1)	10	(4)	(3)	—	(2)	(9)
Production, Ad Valorem, and Other Fees	4	1	1	—	6	—	—	(1)	—	(1)
Transportation, Gathering and Compression	115	9	11	(2)	133	11	—	2	(2)	11
Depreciation, Depletion and Amortization	59	36	19	5	119	(3)	1	1	3	2
Impairment of Exploration and Production Properties	—	—	—	62	62	—	—	—	62	62
Exploration and Production Related Other Costs	—	—	—	4	4	—	—	—	1	1
Purchased Gas Costs	—	—	—	25	25	—	—	—	9	9
Other Operating Expense	—	—	—	21	21	—	—	—	(2)	(2)
Selling, General and Administrative Costs	—	—	—	25	25	—	—	—	(6)	(6)
Total Operating Costs and Expenses	183	48	35	139	405	4	(2)	2	63	67
Interest Expense	—	—	—	40	40	—	—	—	12	12
Total E&P Division Costs	183	48	35	179	445	4	(2)	2	75	79
Earnings (Loss) Before Income Tax	$64	$11	$6	$(128)	$(47)	$(23)	$(22)	$(7)	$111	$59
Note: Included in the table above is a related party transportation, gathering and compression charge of $62 million that is offset in the Midstream Division in Midstream Revenue - Related Party. Of this charge, $59 million related to Marcellus and $3 million related to Utica. See Note 14 - Segment Information in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-Q for additional information.

MARCELLUS SEGMENT
The Marcellus segment had earnings before income tax of $64 million for the three months ended March 31, 2020 compared to earnings before income tax of $87 million for the three months ended March 31, 2019.

	For the Three Months Ended March 31,
	2020	2019	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	87.6	81.6	6.0	7.4%
NGL Sales Volumes (Bcfe)*	8.3	6.7	1.6	23.9%
Oil Sales Volumes (Bcfe)*	0.1	—	0.1	100.0%
Condensate Sales Volumes (Bcfe)*	0.3	0.4	(0.1)	(25.0)%
Total Marcellus Sales Volumes (Bcfe)*	96.3	88.7	7.6	8.6%

Average Sales Price - Gas (per Mcf)	$1.80	$3.20	$(1.40)	(43.8)%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$0.78	$(0.34)	$1.12	329.4%
Average Sales Price - NGL (per Mcfe)*	$2.34	$4.45	$(2.11)	(47.4)%
Average Sales Price - Oil (per Mcfe)*	$7.75	$—	$7.75	100.0%
Average Sales Price - Condensate (per Mcfe)*	$6.13	$6.50	$(0.37)	(5.7)%

Total Average Marcellus Sales Price (per Mcfe)	$2.57	$3.00	$(0.43)	(14.3)%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.05	0.11	(0.06)	(54.5)%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.03	0.05	(0.02)	(40.0)%
Average Marcellus Transportation, Gathering and Compression Costs (per Mcfe)	1.19	1.17	0.02	1.7%
Average Marcellus Depreciation, Depletion and Amortization Costs (per Mcfe)	0.63	0.69	(0.06)	(8.7)%
Total Average Marcellus Costs (per Mcfe)	$1.90	$2.02	$(0.12)	(5.9)%
Average Margin for Marcellus (per Mcfe)	$0.67	$0.98	$(0.31)	(31.6)%
* NGLs, Oil and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGL and oil revenue of $179 million for the three months ended March 31, 2020 compared to $293 million for the three months ended March 31, 2019. The $114 million decrease was due primarily to a 43.8% decrease in the average sale price for natural gas and a 47.4% decrease in the average sale price of NGLs.

The decrease in the total average Marcellus sales price was primarily due to a $1.40 per Mcf decrease in the average sales price for natural gas and a $2.11 per Mcfe decrease in the average NGL sales price, offset in part by a $1.12 per Mcf increase in the realized gain (loss) on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 82.5 Bcf of the Company's produced Marcellus gas sales volumes for the three months ended March 31, 2020 at an average gain of $0.83 per Mcf. For the three months ended March 31, 2019, these financial hedges represented approximately 55.3 Bcf at an average loss of $0.50 per Mcf.

Total operating costs and expenses for the Marcellus segment were $183 million for the three months ended March 31, 2020 compared to $179 million for the three months ended March 31, 2019. The increase in total dollars and decrease in unit costs for the Marcellus segment were due to the following items:

•Marcellus lease operating expenses were $5 million for the three months ended March 31, 2020 compared to $9 million for the three months ended March 31, 2019. The decrease in total dollars was primarily due to a decrease in water disposal costs in the current period due to an increase in the reuse of produced water in well completions activity. The decrease in unit costs was driven by the decrease in total dollars, along with the 8.6% increase in total Marcellus sales volumes.

•Marcellus transportation, gathering and compression costs were $115 million for the three months ended March 31, 2020 compared to $104 million for the three months ended March 31, 2019. The increase in total dollars was primarily related to an increase in both CNX Midstream fees as well as an increase in utilized firm transportation expense. The increase in CNXM fees was due to the annual rate escalation as well as additional compression. The increase in firm transportation total dollars was related to the higher gas sales volumes. These increases were offset by lower processing costs due to a drier production mix. The increase in unit costs was driven by the increased total dollars described above.
•Depreciation, depletion and amortization costs attributable to the Marcellus segment were $59 million for the three months ended March 31, 2020 compared to $62 million for the three months ended March 31, 2019. These amounts included depletion on a unit of production basis of $0.61 per Mcfe and $0.69 per Mcfe, respectively. The decrease in units of production depreciation, depletion and amortization rate in the current period are the result of positive reserve revisions within our core development area and lower costs reserves added in our core development area from the 2019 development program. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

         UTICA SEGMENT

The Utica segment had earnings before income tax of $11 million for the three months ended March 31, 2020 compared to earnings before income tax of $33 million for the three months ended March 31, 2019.

	For the Three Months Ended March 31,
	2020	2019	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	24.8	30.6	(5.8)	(19.0)%

Average Sales Price - Gas (per Mcf)	$1.67	$3.03	$(1.36)	(44.9)%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$0.73	$(0.31)	$1.04	335.5%

Total Average Utica Sales Price (per Mcfe)	$2.40	$2.72	$(0.32)	(11.8)%
Average Utica Lease Operating Expenses (per Mcfe)	0.07	0.15	(0.08)	(53.3)%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.05	0.04	0.01	25.0%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.37	0.28	0.09	32.1%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	1.48	1.17	0.31	26.5%
Total Average Utica Costs (per Mcfe)	$1.97	$1.64	$0.33	20.1%
Average Margin for Utica (per Mcfe)	$0.43	$1.08	$(0.65)	(60.2)%

The Utica segment had natural gas revenue of $41 million for the three months ended March 31, 2020 compared to $93 million for the three months ended March 31, 2019. The $52 million decrease was due to the 19.0% decrease in total Utica sales volumes and a 44.9% decrease in the average sales price for natural gas. The decrease in total Utica sales volumes was primarily due to normal production declines in the dry Utica wells.

The decrease in total average Utica sales price was due to a $1.36 per Mcf decrease in average gas sales price. This was offset in part by a $1.04 per Mcf increase in the realized gain (loss) on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 21.7 Bcf of the Company's produced Utica gas sales volumes for the three months ended March 31, 2020 at an average gain of $0.83 per Mcf. For the three months ended March 31, 2019, these financial hedges represented approximately 19.6 Bcf at an average loss of $0.49 per Mcf.

Total operating costs and expenses for the Utica segment were $48 million for the three months ended March 31, 2020 compared to $50 million for the three months ended March 31, 2019. The decrease in total dollars and increase in unit costs for the Utica segment were due to the following items:

•Utica lease operating expense was $2 million for the three months ended March 31, 2020 compared to $5 million for the three months ended March 31, 2019. The decrease in total dollars was primarily due to a decrease in water disposal costs due to lower production volumes, an increase in reuse of produced water in well completions and a reduction in well operating costs due to the overall decrease in Utica volumes. The decrease in unit costs was driven by the decrease in total dollars.

•Utica transportation, gathering and compression costs remained consistent at $9 million for both the three months ended March 31, 2020 and 2019. The $0.09 per Mcfe increase in unit costs was driven by the overall decrease in Utica volumes.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $36 million for the three months ended March 31, 2020 compared to $35 million for the three months ended March 31, 2019. These amounts included depletion on a unit of production basis of $1.49 per Mcfe and $1.17 per Mcfe, respectively. The increase in the units of production depreciation, depletion and amortization rate was due to negative reserve revisions in the current period and higher cost reserves added from the 2019 development program. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $6 million for the three months ended March 31, 2020 compared to earnings before income tax of $13 million for the three months ended March 31, 2019.

	For the Three Months Ended March 31,
	2020	2019	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	13.2	13.7	(0.5)	(3.6)%

Average Sales Price - Gas (per Mcf)	$2.32	$3.64	$(1.32)	(36.3)%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$0.73	$(0.31)	$1.04	335.5%

Total Average CBM Sales Price (per Mcf)	$3.05	$3.32	$(0.27)	(8.1)%
Average CBM Lease Operating Expenses (per Mcf)	0.27	0.31	(0.04)	(12.9)%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.11	0.14	(0.03)	(21.4)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.82	0.69	0.13	18.8%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.38	1.24	0.14	11.3%
Total Average CBM Costs (per Mcf)	$2.58	$2.38	$0.20	8.4%
Average Margin for CBM (per Mcf)	$0.47	$0.94	$(0.47)	(50.0)%

The CBM segment had natural gas revenue of $31 million for the three months ended March 31, 2020 compared to $50 million for the three months ended March 31, 2019. The $19 million decrease was due to the 3.6% decrease in total CBM sales volumes and the 36.3% decrease in the average sales price for natural gas. The decrease in CBM sales volumes was primarily due to normal well declines.

The total average CBM sales price decreased $0.27 per Mcf due to a $1.32 per Mcf decrease in average gas sales price, offset in part by a $1.04 per Mcf increase in the gain (loss) on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 11.7 Bcf of the Company's produced CBM sales volumes for the three months ended March 31, 2020 at an average gain of $0.83 per Mcf. For the three months ended March 31, 2019, these financial hedges represented approximately 8.8 Bcf at an average loss of $0.49 per Mcf.

Total operating costs and expenses for the CBM segment were $35 million for the three months ended March 31, 2020 compared to $33 million for the three months ended March 31, 2019. The increase in total dollars and increase in unit costs for the CBM segment were due to the following items:

•CBM transportation, gathering and compression costs were $11 million for the three months ended March 31, 2020 compared to $9 million for the three months ended March 31, 2019. The $2 million increase in total dollars as well as the $0.13 per Mcf increase in unit costs were primarily related to increases in electrical power expense, measurement and non-routine repairs.

•Depreciation, depletion and amortization costs attributable to the CBM segment were at $19 million for the three months ended March 31, 2020 compared to $18 million for the three months ended March 31, 2019. These amounts included depletion on a unit of production basis of $0.72 per Mcfe and $0.70 per Mcfe, respectively. The increase in the units of production depreciation, depletion and amortization rate was due to negative reserve revisions. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER GAS SEGMENT

The Other Gas segment had a loss before income tax of $128 million for the three months ended March 31, 2020 compared to a loss before income tax of $239 million for the three months ended March 31, 2019.

	For the Three Months Ended March 31,
	2020	2019	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.1	—	0.1	100.0%

The Other Gas segment includes activity not assigned to the Marcellus, Utica, or CBM segments. This segment also includes unrealized gain or loss on commodity derivative instruments, realized gain on commodity derivative instruments that were partially monetized prior to their settlement dates, purchased gas activity, exploration and production related other costs and other operational activity not assigned to a specific segment.

There was nominal natural gas revenue related to the Other Gas segment for the three months ended March 31, 2020 and March 31, 2019. Total operating costs and expenses related to these other gas sales volumes were nominal for the three months ended March 31, 2020 compared to $3 million for the three months ended March 31, 2019.

Gain or Loss on Commodity Derivative Instruments and Monetization

For the three months ended March 31, 2020, the Other Gas segment recognized an unrealized loss on commodity derivative instruments of $36 million as well as cash settlements received of $55 million for commodity derivative instruments that were partially monetized prior to their settlement dates. For the three months ended March 31, 2019, the Other Gas segment recognized an unrealized loss on commodity derivative instruments of $154 million. The unrealized loss on commodity derivative instruments represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis.

In March 2020, CNX monetized and repriced a portion of its 2022, 2023, and 2024 NYMEX natural gas hedge portfolio resulting in $55 million of net proceeds for the three months ended March 31, 2020. Notional quantities were not affected by the restructuring. 2022 swap contracts with a notional quantity of 113.2 million MMBtu and a weighted average price of $2.80 per MMBtu were repriced to a contract price of $2.40 per MMBtu, 2023 swap contracts with a notional quantity of 51.1 million MMBtu and a weighted average price of $2.69 per MMBtu were repriced to a contract price of $2.48 per MMBtu, and 2024 swap contracts with a notional quantity of 19.2 million MMBtu and a weighted average price of $2.62 per MMBtu were repriced to a contract price of $2.54 per MMBtu. The net proceeds from the monetization are expected to be used to reduce the Company's absolute debt.

Purchased Gas

Purchased gas volumes represent volumes of gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenues were $26 million for the three months ended March 31, 2020 compared to $16 million for the three months ended March 31, 2019. Purchased gas costs were $25 million for the three months ended March 31, 2020 compared to $16 million for the three months ended March 31, 2019. The period-to-period increase in purchased gas revenue was due to an increase in purchased gas sales volumes, offset in part by a decrease in averages sales price.

	For the Three Months Ended March 31,
	2020	2019	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	14.4	5.4	9.0	166.7%
Average Sales Price (per Mcf)	$1.83	$3.00	$(1.17)	(39.0)%
Average Cost (per Mcf)	$1.74	$3.00	$(1.26)	(42.0)%

Other Operating Income

Other operating income was $6 million for the three months ended March 31, 2020 compared to $3 million for the three months ended March 31, 2019. The $3 million increase was due to the following items:

	For the Three Months Ended March 31,
(in millions)	2020	2019	Variance	Percent Change
Water Income	$2	$—	$2	100.0%
Gathering Income	3	3	—	—%
Other	1	—	1	100.0%
Total Other Operating Income	$6	$3	$3	100.0%

•Water income increased $2 million due to increased sales of freshwater to third-parties for hydraulic fracturing in the 2020 period.

Impairment of Exploration and Production Properties

During the three months ended March 31, 2020, CNX recognized certain indicators of impairments specific to our Southwest Pennsylvania (SWPA) CBM asset group and determined that carrying value of that asset group was not recoverable. The fair value of the asset group was estimated by discounting the estimated future cash flows using discount rates and other assumptions that market participants would use in their estimates of fair value. As a result, an impairment of $62 million was recognized and is included in Impairment of Exploration and Production Properties in the Consolidated Statements of Income. The impairment was related to an economic decision to temporarily idle certain wells and the related processing facility during the quarter.

Exploration and Production Related Other Costs

Exploration and production related other costs were $4 million for the three months ended March 31, 2020 compared to $3 million for the three months ended March 31, 2019. The $1 million increase was due to the following items:

	For the Three Months Ended March 31,
(in millions)	2020	2019	Variance	Percent Change
Lease Expiration Costs	$2	$2	$—	—%
Land Rentals	1	1	—	—%
Other	1	—	1	100.0%
Total Exploration and Production Other Costs	$4	$3	$1	33.3%

Other Operating Expense

Other operating expense was $21 million for the three months ended March 31, 2020 compared to $23 million for the three months ended March 31, 2019. The $2 million decrease was due to the following items:

	For the Three Months Ended March 31,
	2020	2019	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$13	$13	$—	—%
Idle Equipment and Service Charges	3	5	(2)	(40.0)%
Insurance Expense	1	1	—	—%
Other	4	4	—	—%
Total Other Operating Expense	$21	$23	$(2)	(8.7)%

Selling, General and Administrative

SG&A costs represent direct charges for the management and operation of CNX's E&P division. SG&A costs were $25 million for the three months ended March 31, 2020 compared to $31 million for the three months ended March 31, 2019. Refer to the discussion of total company SG&A costs contained in the section "Net Loss Attributable to CNX Resources Shareholders" of this Form 10-Q for a detailed cost explanation.

Interest Expense

Interest expense of $40 million was recognized in the three months ended March 31, 2020 compared to $28 million in the three months ended March 31, 2019. The $12 million increase was primarily due to an unrealized loss on interest rate swap agreements during the three months ended March 31, 2020 and the addition of $500 million of 7.25% senior notes due March 2027 during the three months ended March 31, 2019. These increases were offset in part by the purchase of $400 million of the outstanding 5.875% senior notes due in April 2022 throughout 2019, as well as lower borrowings on the CNX credit facility. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

TOTAL MIDSTREAM DIVISION ANALYSIS for the three months ended March 31, 2020 compared to the three months ended March 31, 2019:

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

Prior to the IDR Elimination Transaction, CNX Gathering held all of the interests in CNX Midstream GP LLC, which held both the general partner and limited partner interests in CNXM. Subsequent to the IDR Elimination Transaction, CNX owns and controls 100% of CNX Gathering LLC, making CNXM a single-sponsor master limited partnership and thus the Company consolidates CNXM.

	For the Three Months Ended March 31,
(in millions)	2020	2019	Variance
Midstream Revenue - Related Party	$62	$54	$8
Midstream Revenue - Third Party	18	19	(1)
Total Revenue	$80	$73	$7

Transportation, Gathering and Compression	$12	$12	$—
Depreciation, Depletion and Amortization	10	8	2
Impairment of Goodwill	473	—	473
Selling, General, and Administrative Costs	5	6	(1)
Total Operating Costs and Expenses	500	26	474
Loss on Asset Sales and Abandonments, net	—	7	(7)
Interest Expense	9	7	2
Total Midstream Division Costs	509	40	469
(Loss) Earnings Before Income Tax	$(429)	$33	$(462)

Midstream Revenue

Midstream revenue consists of revenue related to volumes gathered on behalf of CNX and other third-party natural gas producers. CNXM charges a higher fee for natural gas that is shipped on its wet system compared to gas shipped through its dry system. CNXM revenue can also be impacted by the relative mix of gathered volumes by area, which may vary depending upon delivery point and may change dynamically depending on commodity prices at time of shipment. Total Midstream revenue increased $7 million primarily due to a 32.6% increase in gathered volumes of dry gas in the period-to-period comparison.

The table below summarizes volumes gathered by gas type:

	For the Three Months Ended March 31,
	2020	2019	Variance
Dry Gas (BBtu/d) (*)	1,106	839	267
Wet Gas (BBtu/d) (*)	597	700	(103)
Other (BBtu/d) (*)(**)	299	134	165
Total Gathered Volumes	2,002	1,673	329

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

Transportation, Gathering and Compression

Transportation, Gathering and Compression costs were $12 million for both the three months ended March 31, 2020 and March 31, 2019, and are comprised of items directly related to the cost of gathering natural gas at the wellhead and transporting it to interstate pipelines or other local sales points. These costs include items such as electrically-powered compression, compressor rental, repairs and maintenance, supplies, treating and contract services.

Selling, General and Administrative Expense

SG&A expense is comprised of direct charges for the management and operation of CNXM assets. SG&A costs were $5 million for the three months ended March 31, 2020 compared to $6 million for the three months ended March 31, 2019. Refer to the discussion of total Company SG&A costs contained in the section "Net Loss Attributable to CNX Resources Shareholders" of this Form 10-Q for a detailed cost explanation.

Depreciation, Depletion and Amortization Expense

Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years.

Impairment of Goodwill

In connection with the Midstream Acquisition that closed on January 3, 2018, CNX recorded $796 million of goodwill.

Goodwill is tested for impairment annually during the fourth quarter, or more frequently if recent events or prevailing conditions indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount using the qualitative assessment, a quantitative impairment test is performed. From time to time, CNX may also bypass the qualitative assessment and proceed directly to the quantitative impairment test.

In connection with CNX's assessment of goodwill in the first quarter of 2020 in relation to the deteriorating macroeconomic conditions, and the decline in the observable market value of CNXM securities both in relation to the COVID-19 pandemic and the overall decline in the MLP market space, CNX bypassed the qualitative assessment and performed a quantitative test that utilized a combination of the income and market approaches to estimate the fair value of the Midstream reporting unit. As a result of this assessment, CNX concluded that the carrying value exceed its estimated fair value, and as a result, an impairment of $473 million was included in Impairment of Goodwill in the Consolidated Statement of Income. No such transactions occurred in the prior period. See Note 6 - Goodwill and Other Intangible Assets in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Loss on Asset Sales and Abandonments, net

CNXM continues to evaluate projects as CNX's and third-party customer development plans change in order to optimize system design and to actively manage capital investments. During the three months ended March 31, 2019, CNXM abandoned the construction of a compressor station that was designed to support additional production within certain areas of what is referred to as their "Anchor Systems," incurring a loss of $7 million that is included in (Gain) Loss on Asset Sales and Abandonments, net in the Consolidated Statements of Income. No such transactions occurred in the current period.

Interest Expense

Interest expense is comprised of interest on the outstanding balance under CNXM's senior notes due 2026 and its revolving credit facility. Interest expense was $9 million for the three months ended March 31, 2020 compared to $7 million for the three months ended March 31, 2019. The increase in the period-to-period comparison was due to additional borrowings on the revolving credit facility.

Liquidity and Capital Resources

CNX generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. CNX currently believes that cash generated from operations, asset sales and the Company's borrowing capacity will be sufficient to meet the Company's working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments, anticipated dividend payments and to provide required letters of credit for the next fiscal year. Nevertheless, the ability of CNX to satisfy its working capital requirements, to service its debt obligations, to fund planned capital expenditures, or to pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the natural gas industry and other financial and business factors, including the current COVID 19 pandemic, some of which are beyond CNX’s control.
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
CNX continuously reviews its liquidity and capital resources. If market conditions were to change, for instance due to the the significant decline in oil prices or uncertainty created by the COVID-19 pandemic, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced.
As of March 31, 2020, CNX was in compliance with all of its debt covenants. After considering the current and potential effect of the significant decline in oil prices and uncertainty created by the COVID-19 pandemic on its operations, CNX currently expects to remain in compliance with its debt covenants.

In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX has also entered into various natural gas swap and option transactions, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net asset of $370 million at March 31, 2020 and a net asset of $406 million at December 31, 2019. The Company has not experienced any issues of non-performance by derivative counterparties.
CNX frequently evaluates potential acquisitions. CNX has funded acquisitions with cash generated from operations and a variety of other sources, depending on the size of the transaction, including debt and equity financing. There can be no assurance that additional capital resources, including debt and equity financing, will be available to CNX on terms which CNX finds acceptable, or at all.

Cash Flows (in millions)

	For the Three Months Ended March 31,
	2020	2019	Change
Cash Provided by Operating Activities	$267	$309	$(42)
Cash Used in Investing Activities	$(138)	$(293)	$155
Cash Used in Financing Activities	$(108)	$(9)	$(99)

Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:

•Net income decreased $241 million in the period-to-period comparison.
•Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $473 million impairment of goodwill, a $62 million impairment of exploration and production properties, an $88 million change in deferred income taxes, a $118 million net change in commodity derivative instruments, and a $19 million increase in the gain on debt extinguishment.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:

•Capital expenditures decreased $147 million in the period-to-period comparison primarily due to decreased expenditures in the Utica and Marcellus Shale plays resulting from decreased drilling and completions activity. CNXM's capital expenditures decreased due to less spend in order to align with CNX's and third-party customer development plans as well as the current major projects completed in 2019.
•Proceeds from asset sales increased $8 million mainly due to increased surface sales in the three months ended March 31, 2020.

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:

•During the three months ended March 31, 2020, CNX paid $60 million to purchase $71 million of the senior notes due in 2022 at 83.9% of the principal amount. During the three months ended March 31, 2019, CNX paid $406 million to purchase $400 million of the senior notes due in 2022 at 101.5% of the principal amount. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the three months ended March 31, 2020, there were $35 million of net proceeds from the CNXM credit facility compared to $53 million of net proceeds during the three months ended March 31, 2019.
•In the three months ended March 31, 2020, there were $224 million of net payments on the CNX credit facility compared to $98 million of net payments during the three months ended March 31, 2019.
•During the three months ended March 31, 2019, CNX received proceeds of $500 million from the issuance of senior notes due in 2027. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the three months ended March 31, 2020 there were $173 million of net proceeds from the Cardinal States Gathering LLC and CSG Holdings II LLC non-revolving credit facilities. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the three months ended March 31, 2019, CNX repurchased $32 million of its common stock on the open market compared to no purchases in the three months ended March 31, 2020.
•Debt issuance and financing fees increased $8 million primarily due to the fees associated with the borrowings on the Cardinal States Gathering LLC and CSG Holdings II LLC non-revolving credit facilities.

The following is a summary of the Company's significant contractual obligations at March 31, 2020 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$2,082	$1,452	$162	$—	$3,696
Gas Firm Transportation and Processing	247,842	474,115	398,018	1,033,218	2,153,193
Long-Term Debt	20,451	870,424	830,624	955,118	2,676,617
Interest on Long-Term Debt	144,219	261,801	158,273	105,214	669,507
Finance Lease Obligations	7,200	5,634	461	—	13,295
Interest on Finance Lease Obligations	666	217	53	—	936
Operating Lease Obligations	54,622	60,123	7,198	25,142	147,085
Interest on Operating Lease Obligations	5,103	5,006	3,121	4,466	17,696
Long-Term Liabilities—Employee Related (a)	1,812	3,887	4,431	31,852	41,982
Other Long-Term Liabilities (b)	206,745	17,438	12,998	33,951	271,132
Total Contractual Obligations (c)	$690,742	$1,700,097	$1,415,339	$2,188,961	$5,995,139
 _________________________
(a)Employee related long-term liabilities include salaried retirement contributions and work-related injuries and illnesses.
(b)Other long-term liabilities include royalties and other long-term liability costs.
(c)The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt
At March 31, 2020, CNX had total long-term debt of $2,677 million, including the current portion of long-term debt of $20 million and excluding unamortized debt issuance costs. This long-term debt consisted of:
•An aggregate principal amount of $823 million of 5.875% Senior Notes due in April 2022 plus $1 million of unamortized bond premium. Interest on the notes is payable April 15 and October 15 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM or CSG Holdings III LLC (or its subsidiaries).
•An aggregate principal amount of $500 million of 7.25% Senior Notes due in March 2027. Interest on the notes is payable March 14 and September 14 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM or CSG Holdings III LLC (or its subsidiaries).
•An aggregate principal amount of $437 million in outstanding borrowings under the CNX Revolving Credit Facility.

•An aggregate principal amount of $400 million of 6.50% Senior Notes due in March 2026 issued by CNXM, less $5 million of unamortized bond discount. Interest on the notes is payable March 15 and September 15 of each year. Payment of the principal and interest on the notes is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of these notes.
•An aggregate principal amount of $347 million in outstanding borrowings under the CNXM revolver. CNX is not a guarantor of CNXM's revolving credit facility.
•Cardinal States Gathering Company Credit Facility of $125 million less $1 million of unamortized discount. Interest and a portion of the obligation are paid quarterly.
•CSG Holdings II LLC Credit Facility of $50 million less a nominal unamortized discount. Interest and a portion of the obligation are paid quarterly.

Total Equity and Dividends
CNX had total equity of $4,645 million at March 31, 2020 compared to $4,962 million at December 31, 2019. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX's Board of Directors determines whether dividends will be paid quarterly. CNX suspended its quarterly dividend in March 2016 to further reflect the Company's increased emphasis on growth. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as the Board of Directors deems relevant. The Company's Credit Facility limits CNX's ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's net leverage ratio exceeds 3.00 to 1.00 and is subject to availability under the Credit Facility of at least 15% of the aggregate commitments. The net leverage ratio was 2.30 to 1.00 at March 31, 2020. The Credit Facility does not permit dividend payments in the event of default. The indentures to the 5.875% Senior Notes due in April 2022 and the 7.25% Senior Notes due in March 2027 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the three months ended March 31, 2020.

On April 27, 2020 the Board of Directors of CNX Midstream GP LLC, the general partner of CNX Midstream Partners LP, announced the declaration of a cash distribution of $0.0829 per unit with respect to the first quarter of 2020. The distribution will be made on May 15, 2020 to unitholders of record as of the close of business on May 7, 2020.
Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at March 31, 2020. Management believes these items will expire without being funded. See Note 10 - Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

Forward-Looking Statements

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” "will," or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•prices for natural gas and natural gas liquids are volatile and can fluctuate widely based upon a number of factors beyond our control including oversupply relative to the demand for our products, weather and the price and availability of alternative fuels;
•our dependence on gathering, processing and transportation facilities and other midstream facilities owned by CNX Midstream Partners LP (NYSE: CNXM) (CNXM) and others;
•uncertainties in estimating our economically recoverable natural gas reserves, and inaccuracies in our estimates;
•the high-risk nature of drilling and developing natural gas wells;
•our identified drilling locations are scheduled out over multiple years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling;
•challenges associated with strategic determinations, including the allocation of capital and other resources to strategic opportunities;
•the substantial capital expenditures required for our development and exploration projects, as well as CNXM’s midstream system development;
•the impact of potential, as well as any adopted, environmental regulations, including those relating to greenhouse gas emissions;
•environmental regulations can increase costs and introduce uncertainty that could adversely impact the market for natural gas with potential short and long-term liabilities;
•decreases in the availability of, or increases in the price of, required personnel, services, equipment, parts and raw materials in sufficient quantities or at reasonable costs to support our operations;
•if natural gas prices decrease or drilling efforts are unsuccessful, we may be required to record write-downs of our proved natural gas properties;
•the availability of storage capacity for refined products such as crude, and refinery inputs including condensate, c5+ and butane;
•changes in assumptions impacting management’s estimates of future financial results as well as other assumptions such as movement in our stock price, weighted-average cost of capital, terminal growth rates and industry multiples, could cause goodwill and other intangible assets we hold to become impaired and result in material non-cash charges to earnings;
•a loss of our competitive position because of the competitive nature of the natural gas industry, consolidation within the industry or overcapacity in the industry adversely affecting our ability to sell our products and midstream services;
•deterioration in the economic conditions in any of the industries in which our customers operate, a domestic or worldwide financial downturn, or negative credit market conditions;
•the impact of outbreaks of communicable diseases such as the novel highly transmissible and pathogenic coronavirus (“COVID-19”) on business activity, the Company’s operations and national and global economic conditions, generally;
•hedging activities may prevent us from benefiting from price increases and may expose us to other risks;
•existing and future government laws, regulations and other legal requirements and judicial decisions that govern our business may increase our costs of doing business and may restrict our operations;

•significant costs and liabilities may be incurred as a result of pipeline operations and related increase in the regulation of gas gathering pipelines;
•our ability to find adequate water sources for our use in shale gas drilling and production operations, or our ability to dispose of, transport or recycle water used or removed in connection with our gas operations at a reasonable cost and within applicable environmental rules;
•failure to successfully estimate the rate of decline or existing reserves or to find or acquire economically recoverable natural gas reserves to replace our current natural gas reserves;
•risks associated with our current long-term debt obligations;
•a decrease in our borrowing base, which could decrease for a variety of reasons including lower natural gas prices, declines in natural gas proved reserves, asset sales and lending requirements or regulations;
•changes in federal or state income tax laws;
•cyber-incidents could have a material adverse effect on our business, financial condition or results of operations;
•construction of new gathering, compression, dehydration, treating or other midstream assets by CNXM may not result in revenue increases and may be subject to regulatory, environmental, political, legal and economic risks;
•our success depends on key members of our management and our ability to attract and retain experienced technical and other professional personnel;
•terrorist activities could materially adversely affect our business and results of operations;
•we may operate a portion of our business with one or more joint venture partners or in circumstances where we are not the operator, which may restrict our operational and corporate flexibility and we may not realize the benefits we expect to realize from a joint venture;
•acquisitions and divestitures, we anticipate may not occur or produce anticipated benefits;
•the outcomes of various legal proceedings, including those which are more fully described in our reports filed under the Exchange Act;
•there is no guarantee that we will continue to repurchase shares of our common stock under our current or any future share repurchase program at levels undertaken previously or at all;
•negative public perception regarding our industry could have an adverse effect on our operations;
•CONSOL Energy may not be able to satisfy its indemnification obligations in the future and such indemnities may not be sufficient to hold us harmless from the full amount of liabilities for which CONSOL Energy will be allocated responsibility; and
•other factors discussed in this 2019 Form 10-K under “Risk Factors,” as updated by any subsequent Forms 10-Q, which are on file with the Securities and Exchange Commission.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in operations, CNX is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding CNX's exposure to the risks of changing commodity prices, interest rates and foreign exchange rates.

CNX is exposed to market price risk in the normal course of selling natural gas and liquids. CNX uses fixed-price contracts, options and derivative commodity instruments to minimize exposure to market price volatility in the sale of natural gas. Under our risk management policy, it is not our intent to engage in derivative activities for speculative purposes.

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

For a summary of accounting policies related to derivative instruments, see Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of CNX's 2019 Annual Report on Form 10-K.

At March 31, 2020 and December 31, 2019, our open gas derivative instruments were in a net asset position with a fair value of $370 million and $406 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at March 31, 2020 and December 31, 2019. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $376 million and $383 million at March 31, 2020 and December 31, 2019, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $356 million and $402 million at March 31, 2020 and December 31, 2019, respectively.
CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company uses derivative instruments to manage risk related to interest rates. At March 31, 2020 and December 31, 2019, CNX had $1,725 million and $1,797 million, respectively, aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $8 million and $9 million, respectively. At March 31, 2020 and December 31, 2019, CNX had $949 million and $973 million, respectively, of debt outstanding under variable-rate instruments, including unamortized debt issuance costs of $8 million at March 31, 2020 . CNX’s primary exposure to market risk for changes in interest rates relates to our Credit Facility, under which there were $437 million of borrowings at March 31, 2020 and $661 million at December 31, 2019, CNXM's revolving credit facility, under which there were $347 million of borrowings at March 31, 2020 and $312 million at December 31, 2019, and CNX's CSG Loan, under which there were $175 million of borrowings at March 31, 2020. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of March 31, 2020 and December 31, 2019 by $10 million on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of April 21, 2020, our hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2020 Fixed Price Volumes
Hedged Bcf	N/A	114.5	104.7	118.0	337.2
Weighted Average Hedge Price per Mcf	N/A	$2.53	$2.47	$2.53	$2.51
2021 Fixed Price Volumes
Hedged Bcf	114.4	112.6	114.0	111.2	449.2*
Weighted Average Hedge Price per Mcf	$2.49	$2.39	$2.39	$2.40	$2.41
2022 Fixed Price Volumes
Hedged Bcf	76.5	76.5	77.3	74.5	304.8
Weighted Average Hedge Price per Mcf	$2.32	$2.29	$2.29	$2.26	$2.29
2023 Fixed Price Volumes
Hedged Bcf	42.5	42.9	43.4	43.4	172.2
Weighted Average Hedge Price per Mcf	$2.27	$2.23	$2.23	$2.26	$2.25
2024 Fixed Price Volumes
Hedged Bcf	39.5	37.2	37.6	37.6	150.1*
Weighted Average Hedge Price per Mcf	$2.39	$2.31	$2.31	$2.31	$2.32
2025 Fixed Price Volumes
Hedged Bcf	14.4	14.6	14.8	14.8	58.6
Weighted Average Hedge Price per Mcf	$2.12	$2.12	$2.12	$2.12	$2.12
*Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2020 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
The first paragraph of Note 10—Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q is incorporated herein by reference.

Environmental Proceedings

From time to time, CNX and the Pennsylvania Department of Environmental Protection ("PA DEP") enter into agreements regarding notices of violation issued by the PA DEP. With respect to the subsurface pressure anomaly experienced at one of our Utica wells in January 2019, CNX and the PA DEP are negotiating a consent assessment and civil penalty, which will be immaterial to CNX’s financial statements.

ITEM 1A.  RISK FACTORS
CNX is also subject to additional risks and hazards due to the nature of the business activities it conducts. For a discussion of these risks, see “Item 1A. Risk Factors” in CNX's 2019 Annual Report on Form 10-K as filed with the SEC on February 10, 2020 ("2019 Form 10-K"). The risks described in the 2019 Form 10-K could materially and adversely affect CNX's business, financial condition, cash flows, and results of operations. Other than as set forth below, there have been no additional material changes to the risks described in the 2019 Form 10-K. CNX may experience additional risks and uncertainties not currently known; or, as a result of developments occurring in the future, conditions that are currently deemed to be immaterial may also materially and adversely affect CNX's business, financial condition, cash flows, and results of operations.

Events beyond our control, including a global or domestic health crisis, may result in unexpected adverse operating and financial results.

The recent outbreak of the coronavirus pandemic (COVID-19) has affected, and may materially and adversely affect, our business, operating and financial results and liquidity. The severity, magnitude and duration of the current COVID-19 outbreak is uncertain, rapidly changing and hard to predict. While the full impact of this virus and the long-term worldwide reaction to it and impact from it remains unknown at this time, government reaction to the pandemic and restrictions and limitations applied by the government as a result, continued widespread growth in infections, travel restrictions, quarantines, or site closures as a result of the virus could, among other things, impact the ability of our employees and contractors to perform their duties, cause increased technology and security risk due to extended and company-wide telecommuting, lead to disruptions in our supply chain (including necessary contractors), lead to a disruption in our resource acquisition or permitting activities and cause disruption in our relationship with our customers. Additionally, the COVID-19 outbreak has significantly impacted economic activity and markets around the world, and COVID-19 or another similar outbreak could negatively impact our business in numerous ways, including, but not limited to, the following:

•our revenue may be reduced if the outbreak results in an economic downturn or recession, as many experts predict, to the extent it leads to a prolonged decrease in the demand for natural gas and liquefied natural gas ("LNG") and, to a lesser extent, NGLs and oil;

•our operations may be disrupted or impaired, thus lowering our production level, if a significant portion of our employees or contractors are unable to work due to illness or if our field operations are suspended or temporarily shut-down or restricted due to control measures designed to contain the outbreak;
•the operations of our midstream service providers, on whom we rely for the transmission, gathering and processing of a significant portion of our produced natural gas, NGLs and oil, may be disrupted or suspended in response to containing the outbreak, and/or the difficult economic environment may lead to the bankruptcy or closing of the facilities and infrastructure of our midstream service providers, which may result in substantial discounts in the prices we receive for our produced natural gas, NGLs and oil or result in the shut-in of producing wells or the delay or discontinuance of development plans for our properties; and
•the disruption and instability in the financial markets and the uncertainty in the general business environment may affect our ability to find attractive asset monetization opportunities and successfully execute our plan to deleverage our business on the timeframe previously anticipated or at all; for example, the market value of the assets to be monetized may be reduced and the financial condition or prospects of prospective purchasers and other counterparties, and such parties’ access to financing on acceptable terms, may be adversely affected.

In addition, the COVID-19 pandemic has increased volatility and caused negative pressure in the capital and credit markets. As a result, we may experience difficulty accessing the capital or financing needed to fund our exploration and production operations, which have substantial capital requirements, or refinance our upcoming maturities on satisfactory terms or at all. We typically fund our capital expenditures with existing cash and cash generated by operations (which is subject to a number of variables, including many beyond our control) and, to the extent our capital expenditures exceed our cash resources, from borrowings under our revolving credit facility and other external sources of capital, we could be required to curtail our operations and the development of our properties, which in turn could lead to a decline in our reserves and production, and could adversely affect our business, results of operations and financial position.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, such as those relating to our financial performance and debt obligations. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on our business, which will depend on numerous evolving factors and future developments that we are not able to predict, including the length of time that the pandemic continues, its effect on the demand for natural gas, LNG, NGLs and oil, the response of the overall economy and the financial markets as well as the effect of governmental actions taken in response to the pandemic.demand for our products. Any of these outcomes could have a material adverse effect on our business, operations, financial results and liquidity.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no issuer purchases of equity securities in the first quarter of fiscal year 2020. Since the October 30, 2017 inception of the current stock repurchase program, CNX's Board of Directors has approved a $750 million stock repurchase program, which is not subject to an expiration date. As of March 31, 2020, approximately $148.5 million remained available under the stock repurchase program. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. See Note 15 - Stock Repurchase in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for more information.

See Part III. Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included in CNX Resources Corporation's Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on February 10, 2020 for information relating to CNX's equity compensation plans.

ITEM 6.EXHIBITS

10.1
Exchange Agreement, dated as of January 29, 2020, by and among CNX Midstream Partners LP, CNX Midstream GP LLC and CNX Gas Company LLC (incorporated by reference to Form 8-K (file number 20710898) filed on January 30, 2020)

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

Dated: April 27, 2020

CNX RESOURCES CORPORATION

By:	/S/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Director, Chief Executive Officer and President (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ DONALD W. RUSH
Donald W. Rush
Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial Officer)

By:	/S/ ALAN K. SHEPARD
Alan K. Shepard
Chief Accounting Officer and Vice President (Duly Authorized Officer and Principal Accounting Officer)

By:	/S/ JASON L. MUMFORD
Jason L. Mumford
Vice President and Controller