Form 10-Q
period 2020-06-30
CNX Resources Corp
filed 2020-08-03
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of July 17, 2020
Common stock, $0.01 par value	187,431,849

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

PART I : FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
(Unaudited)	June 30,		June 30,
Revenue and Other Operating Income:	2020	2019	2020	2019
Natural Gas, NGL and Oil Revenue	$175,776	$342,865	$427,270	$778,811
(Loss) Gain on Commodity Derivative Instruments	(63,303)	221,581	51,839	26,205
Purchased Gas Revenue	20,424	18,768	46,783	34,989
Midstream Revenue	12,191	18,895	30,597	37,338
Other Operating Income	3,753	2,923	8,711	6,120
Total Revenue and Other Operating Income	148,841	605,032	565,200	883,463
Costs and Expenses:
Operating Expense
Lease Operating Expense	10,244	19,876	20,277	38,504
Transportation, Gathering and Compression	60,025	84,614	143,267	164,023
Production, Ad Valorem, and Other Fees	5,384	7,030	11,546	13,976
Depreciation, Depletion and Amortization	113,545	128,999	242,709	254,159
Exploration and Production Related Other Costs	3,310	5,567	7,197	8,825
Purchased Gas Costs	19,989	18,772	44,987	34,986
Impairment of Exploration and Production Properties	—	—	61,849	—
Impairment of Goodwill	—	—	473,045	—
Selling, General, and Administrative Costs	23,419	48,970	53,657	84,709
Other Operating Expense	26,596	17,976	47,277	41,451
Total Operating Expense	262,512	331,804	1,105,811	640,633
Other Expense
Other Expense (Income)	4,799	(99)	9,985	(681)
(Gain) Loss on Asset Sales and Abandonments	(5,938)	(387)	(17,992)	2,699
Loss (Gain) on Debt Extinguishment	344	77	(10,919)	7,614
Interest Expense	46,256	40,152	95,252	75,923
Total Other Expense	45,461	39,743	76,326	85,555
Total Costs and Expenses	307,973	371,547	1,182,137	726,188
(Loss) Earnings Before Income Tax	(159,132)	233,485	(616,937)	157,275
Income Tax (Benefit) Expense	(28,646)	40,791	(181,228)	29,231
Net (Loss) Income	(130,486)	192,694	(435,709)	128,044
Less: Net Income Attributable to Noncontrolling Interest	15,263	30,217	39,126	52,904
Net (Loss) Income Attributable to CNX Resources Shareholders	$(145,749)	$162,477	$(474,835)	$75,140

(Loss) Earnings per Share
Basic	$(0.78)	$0.85	$(2.54)	$0.39
Diluted	$(0.78)	$0.84	$(2.54)	$0.38

Dividends Declared	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
(Unaudited)	2020	2019	2020	2019
Net (Loss) Income	$(130,486)	$192,694	$(435,709)	$128,044
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($39), ($14), ($79), ($29))	111	41	223	85

Comprehensive (Loss) Income	(130,375)	192,735	(435,486)	128,129

Less: Comprehensive Income Attributable to Noncontrolling Interest	15,263	30,217	39,126	52,904

Comprehensive (Loss) Income Attributable to CNX Resources Shareholders	$(145,638)	$162,518	$(474,612)	$75,225

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$19,607	$16,283
Restricted Cash	738	—
Accounts and Notes Receivable:
Trade, net	69,174	133,480
Other Receivables, net	7,669	13,679
Supplies Inventories	10,317	6,984
Recoverable Income Taxes	114,440	62,425
Derivative Instruments	197,804	247,794
Prepaid Expenses	10,973	17,456
Total Current Assets	430,722	498,101
Property, Plant and Equipment:
Property, Plant and Equipment	10,814,035	10,572,006
Less—Accumulated Depreciation, Depletion and Amortization	3,730,232	3,435,431
Total Property, Plant and Equipment—Net	7,083,803	7,136,575
Other Non-Current Assets:
Operating Lease Right-of-Use Assets	141,198	187,097
Investment in Affiliates	15,159	16,710
Derivative Instruments	212,657	314,096
Goodwill	323,314	796,359
Other Intangible Assets	93,371	96,647
Restricted Cash	5,576	—
Other	13,884	15,221
Total Other Non-Current Assets	805,159	1,426,130
TOTAL ASSETS	$8,319,684	$9,060,806

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	June 30, 2020	December 31, 2019
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$148,345	$202,553
Derivative Instruments	83,527	41,466
Current Portion of Finance Lease Obligations	7,295	7,164
Current Portion of Long-Term Debt	22,430	—
Current Portion of Operating Lease Obligations	52,110	61,670
Other Accrued Liabilities	162,817	216,086
Total Current Liabilities	476,524	528,939
Non-Current Liabilities:
Long-Term Debt	2,540,768	2,754,443
Finance Lease Obligations	4,225	7,706
Operating Lease Obligations	79,701	110,466
Derivative Instruments	178,187	115,862
Deferred Income Taxes	370,412	476,108
Asset Retirement Obligations	62,543	63,377
Other	40,370	41,596
Total Non-Current Liabilities	3,276,206	3,569,558
TOTAL LIABILITIES	3,752,730	4,098,497
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 187,431,492 Issued and Outstanding at June 30, 2020; 186,642,962 Issued and Outstanding at December 31, 2019	1,878	1,870
Capital in Excess of Par Value	2,261,729	2,199,605
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	1,495,197	1,971,676
Accumulated Other Comprehensive Loss	(12,382)	(12,605)
Total CNX Resources Stockholders’ Equity	3,746,422	4,160,546
Noncontrolling Interest	820,532	801,763
TOTAL STOCKHOLDERS' EQUITY	4,566,954	4,962,309
TOTAL LIABILITIES AND EQUITY	$8,319,684	$9,060,806

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands) (Unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total CNX Resources Stockholders’ Equity	Non- Controlling Interest	Total Equity
March 31, 2020	$1,874	$2,205,941	$1,641,009	$(12,493)	$3,836,331	$808,379	$4,644,710
Net (Loss) Income	—	—	(145,749)	—	(145,749)	15,263	(130,486)
Issuance of Common Stock	4	1,646	—	—	1,650	—	1,650
Shares Withheld for Taxes	—	—	(63)	—	(63)	—	(63)
Amortization of Stock-Based Compensation Awards	—	2,186	—	—	2,186	380	2,566
Equity Component of Convertible Senior Notes, net of Issuance Costs	—	78,307	—	—	78,307	—	78,307
Purchase of Capped Call	—	(26,351)	—	—	(26,351)	—	(26,351)
Other Comprehensive Income	—	—	—	111	111	—	111
Distributions to CNXM Noncontrolling Interest Holders	—	—	—	—	—	(3,490)	(3,490)
June 30, 2020	$1,878	$2,261,729	$1,495,197	$(12,382)	$3,746,422	$820,532	$4,566,954
(Dollars in thousands) (Unaudited)
March 31, 2019	$1,964	$2,249,511	$1,971,898	$(7,860)	$4,215,513	$759,296	$4,974,809
Net Income	—	—	162,477	—	162,477	30,217	192,694
Issuance of Common Stock	3	59	—	—	62	—	62
Purchase and Retirement of Common Stock	(88)	(68,934)	(5,261)	—	(74,283)	—	(74,283)
Shares Withheld for Taxes	—	—	(1,487)	—	(1,487)	(25)	(1,512)
Amortization of Stock-Based Compensation Awards	—	23,333	—	—	23,333	540	23,873
Other Comprehensive Income	—	—	—	41	41	—	41
Distributions to CNXM Noncontrolling Interest Holders	—	—	—	—	—	(15,689)	(15,689)
June 30, 2019	$1,879	$2,203,969	$2,127,627	$(7,819)	$4,325,656	$774,339	$5,099,995

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total CNX Resources Stockholders’ Equity	Non- Controlling Interest	Total Equity
December 31, 2019	$1,870	$2,199,605	$1,971,676	$(12,605)	$4,160,546	$801,763	$4,962,309
(Unaudited)
Net (Loss) Income	—	—	(474,835)	—	(474,835)	39,126	(435,709)
Issuance of Common Stock	8	1,646	—	—	1,654	—	1,654
Shares Withheld for Taxes	—	—	(1,644)	—	(1,644)	(309)	(1,953)
Amortization of Stock-Based Compensation Awards	—	8,522	—	—	8,522	884	9,406
Equity Component of Convertible Senior Notes, net of Issuance Costs	—	78,307	—	—	78,307	—	78,307
Purchase of Capped Call	—	(26,351)	—	—	(26,351)	—	(26,351)
Other Comprehensive Income	—	—	—	223	223	—	223
Distributions to CNXM Noncontrolling Interest Holders	—	—	—	—	—	(20,932)	(20,932)
June 30, 2020	$1,878	$2,261,729	$1,495,197	$(12,382)	$3,746,422	$820,532	$4,566,954
(Dollars in thousands)
December 31, 2018	$1,990	$2,264,063	$2,071,809	$(7,904)	$4,329,958	$751,785	$5,081,743
(Unaudited)
Net Income	—	—	75,140	—	75,140	52,904	128,044
Issuance of Common Stock	8	153	—	—	161	—	161
Purchase and Retirement of Common Stock	(119)	(93,871)	(13,790)	—	(107,780)	—	(107,780)
Shares Withheld for Taxes	—	—	(5,532)	—	(5,532)	(690)	(6,222)
Amortization of Stock-Based Compensation Awards	—	33,624	—	—	33,624	1,152	34,776
Other Comprehensive Income	—	—	—	85	85	—	85
Distributions to CNXM Noncontrolling Interest Holders	—	—	—	—	—	(30,812)	(30,812)
June 30, 2019	$1,879	$2,203,969	$2,127,627	$(7,819)	$4,325,656	$774,339	$5,099,995

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended
Dollars in Thousands	June 30,
Cash Flows from Operating Activities:	2020	2019
Net (Loss) Income	$(435,709)	$128,044
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	242,709	254,159
Amortization of Deferred Financing Costs	8,795	4,408
Impairment of Exploration and Production Properties	61,849	—
Impairment of Goodwill	473,045	—
Stock-Based Compensation	9,406	34,776
(Gain) Loss on Asset Sales and Abandonments	(17,992)	2,699
(Gain) Loss on Debt Extinguishment	(10,919)	7,614
Gain on Commodity Derivative Instruments	(51,839)	(26,205)
Loss on Other Derivative Instruments	14,237	—
Net Cash Received (Paid) in Settlement of Commodity Derivative Instruments	293,417	(30,710)
Deferred Income Taxes	(125,429)	29,231
Equity in Loss (Earnings) of Affiliates	1,421	(1,030)
Return on Equity Investment	131	2,056
Changes in Operating Assets:
Accounts and Notes Receivable	68,270	125,991
Recoverable Income Taxes	(52,015)	35,888
Supplies Inventories	(3,333)	(1,527)
Prepaid Expenses	6,542	4,287
Changes in Other Assets	396	(105)
Changes in Operating Liabilities:
Accounts Payable	(15,488)	29,346
Accrued Interest	(5,558)	5,050
Other Operating Liabilities	(49,620)	(36,392)
Changes in Other Liabilities	(1,131)	(6,907)
Net Cash Provided by Operating Activities	411,185	560,673
Cash Flows from Investing Activities:
Capital Expenditures	(286,901)	(628,365)
Proceeds from Asset Sales	26,126	7,087
Net Cash Used in Investing Activities	(260,775)	(621,278)
Cash Flows from Financing Activities:
Payments on Miscellaneous Borrowings	(3,569)	(3,515)
Payments on Long-Term Notes	(468,865)	(405,876)
Net Proceeds from CNXM Revolving Credit Facility	7,250	124,000
Net (Payments on) Proceeds from CNX Revolving Credit Facility	(111,000)	18,000
Proceeds from Issuance of CNX Senior Notes	—	500,000
Net Proceeds from CSG Non-Revolving Credit Facilities	169,583	—
Proceeds from Issuance of Convertible Senior Notes	334,650	—
Purchase of Capped Call Related to Convertible Senior Notes	(35,673)	—
Distributions to CNXM Noncontrolling Interest Holders	(20,932)	(30,812)
Proceeds from Issuance of Common Stock	1,654	161
Shares Withheld for Taxes	(1,953)	(6,222)
Purchases of Common Stock	—	(109,780)
Debt Issuance and Financing Fees	(11,917)	(9,938)
Net Cash (Used in) Provided by Financing Activities	(140,772)	76,018
Net Increase in Cash, Cash Equivalents and Restricted Cash	9,638	15,413
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	16,283	17,198
Cash, Cash Equivalents, and Restricted Cash at End of Period	$25,921	$32,611
The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for future periods.

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statement of cash flows:

	June 30,
	2020	2019
Cash and Cash Equivalents	$19,607	$32,611
Restricted Cash, Current Portion	738	—
Restricted Cash, Less Current Portion	5,576	—
Total Cash, Cash Equivalents, and Restricted Cash	$25,921	$32,611

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
Under Topic 326, management records an allowance for credit losses related to the collectability of third-party customers receivables using the historical aging of the customer receivable balance. The collectability is determined based on past events, including historical experience, customer credit rating, as well as current market conditions. CNX monitors customer ratings and collectability on an on-going basis. Account balances will be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses are as follows:

	June 30,	December 31,
	2020	2019
Accounts Receivable - Trade	$69,252	$133,480
Allowance for Credit Losses	(78)	—
Accounts Receivable - Trade, net	$69,174	$133,480

Other Receivables	$12,800	$16,142
Allowance for Credit Losses	(5,131)	(2,463)
Other Receivables, net	$7,669	$13,679
NOTE 2—EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income attributable to CNX shareholders by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include, if dilutive, additional shares from stock options, performance stock options, restricted stock units, performance share units, and shares issuable upon conversion of the Convertible Notes. The number of additional shares is calculated by assuming that outstanding stock options and performance share options were exercised, that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. CNX Midstream Partners LP's ("CNXM") dilutive units did not have a material impact on the Company's earnings per share calculations for the three or six months ended June 30, 2020 or June 30, 2019.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be antidilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Anti-Dilutive Options	4,256,409	2,041,273	4,256,409	2,041,273
Anti-Dilutive Restricted Stock Units	2,009,678	150,007	2,009,678	220,858
Anti-Dilutive Performance Share Units	651,131	—	651,131	—
Anti-Dilutive Performance Stock Options	—	927,268	—	927,268
	6,917,218	3,118,548	6,917,218	3,189,399

Additionally, the 32,242,975 shares underlying CNX's Convertible Notes (See Note 10 - Long-Term Debt) are not considered in the calculation of diluted net loss per share for the three and six months ended June 30, 2020 as these Notes were not convertible as of June 30, 2020. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, and therefore will use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable.

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Options	239,839	7,093	239,839	20,841
Restricted Stock Units	163,157	515,265	504,040	973,234
Performance Share Units	—	—	274,716	342,882
	402,996	522,358	1,018,595	1,336,957

Pursuant to the terms of the change in control severance agreements of certain employees and CNX officers, outstanding equity awards held by such employees vest upon a stockholder (or stockholder group) becoming the beneficial owner of more than 25% of the Company's outstanding common stock. During the three months ended June 30, 2019, Southeastern Asset Management, Inc. and its affiliates ("SEAM") acquired shares of CNX's common stock in the open market which resulted in SEAM's aggregate share ownership exceeding more the 25% of CNX's common stock outstanding. This transaction, as such, constituted a change in control event under the severance agreements, resulting in the accelerated vesting of 473,126 restricted stock units and 903,100 performance share units held by the aforementioned employees that were issued prior to 2019. Those affected employees and officers each consented to waive the change in control vesting provision included in the change in control severance agreements with respect to their restricted stock unit and performance share unit awards that were issued during 2019. The accelerated vesting resulted in $19,654 of additional long-term equity-based compensation expense for the three and six months ended June 30, 2019, and is included in Selling, General and Administrative Costs in the Consolidated Statements of Income. The performance share unit awards that vested continue to be subject to the attainment of performance goals as determined by the Compensation Committee of CNX's Board of Directors after the end of the applicable performance period.

The computations for basic and diluted (loss) earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net (Loss) Income	$(130,486)	$192,694	$(435,709)	$128,044
Less: Net Income Attributable to Non-Controlling Interest	15,263	30,217	39,126	52,904
Net (Loss) Income Attributable to CNX Resources Shareholders	$(145,749)	$162,477	$(474,835)	$75,140

Weighted-Average Shares of Common Stock Outstanding	187,316,463	191,524,289	187,117,412	194,483,555
Effect of Diluted Shares*	—	1,256,443	—	1,507,800
Weighted-Average Diluted Shares of Common Stock Outstanding	187,316,463	192,780,732	187,117,412	195,991,355

(Loss) Earnings per Share:
Basic	$(0.78)	$0.85	$(2.54)	$0.39
Diluted	$(0.78)	$0.84	$(2.54)	$0.38
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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue from Contracts with Customers
Natural Gas Revenue	$168,510	$317,071	$398,108	$720,758
NGL Revenue	6,226	24,025	25,638	53,790
Condensate Revenue	781	1,680	2,682	4,007
Oil Revenue	259	89	842	256
Total Natural Gas, NGL and Oil Revenue	175,776	342,865	427,270	778,811

Purchased Gas Revenue	20,424	18,768	46,783	34,989
Midstream Revenue	12,191	18,895	30,597	37,338

Other Sources of Revenue and Other Operating Income
(Loss) Gain on Commodity Derivative Instruments	(63,303)	221,581	51,839	26,205
Other Operating Income	3,753	2,923	8,711	6,120
Total Revenue and Other Operating Income	$148,841	$605,032	$565,200	$883,463

The disaggregated revenue corresponds with the Company’s segment reporting found in Note 14 - Segment Information.

Contract Balances

CNX invoices its customers once a performance obligation has been satisfied, at which point payment is unconditional. Accordingly, CNX's contracts with customers do not give rise to contract assets or liabilities under ASC 606. The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer. The opening and closing balances of the Company’s receivables related to contracts with customers were $133,480 and $69,174, respectively, as of June 30, 2020.

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

For revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $137,995 as of June 30, 2020. The Company expects to recognize net revenue of $46,189 in the next 12 months and $45,754 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and NGL revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For the three and six months ended June 30, 2020 and 2019, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—INCOME TAXES:

The effective tax rates for the three and six months ended June 30, 2020 were 18.0% and 29.4%, respectively. The effective tax rates for the three and six months ended June 30, 2019 were 17.5% and 18.6%, respectively. The effective tax rate for the three and six months ended June 30, 2020 and 2019 differ from the U.S. federal statutory rate of 21% primarily due to the impact of noncontrolling interest, equity compensation and state taxes.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the "Act") which, among other things, removed the 80% taxable income limitation for utilization of net operating losses generated in tax years 2018 through 2020, allowing for 5-year net operating loss carrybacks, increased the adjusted taxable income limitation for the disallowance of interest expense from 30% to 50%, and provided for refunds of any remaining alternative minimum tax (“AMT”) credits. As a result of the Act, the Company recorded AMT refunds of $102,482 in Recoverable Income Taxes in the Consolidated Balance Sheets in anticipation of the AMT refund being received in 2020. The impact of other tax implications of the Act on the financial statements and related disclosures are immaterial.

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

The total amount of uncertain tax positions at June 30, 2020 and December 31, 2019 was $33,243 and $31,516, respectively. If these uncertain tax positions were recognized, approximately $33,243 would affect CNX's effective tax rate at June 30, 2020 and December 31, 2019. The increase in the unrecognized tax benefits during the six months ended June 30, 2020 is due to additional tax credits to be claimed on the 2019 federal income tax return.

CNX recognizes accrued interest and penalties related to uncertain tax positions in interest expense and income tax expense, respectively. As of June 30, 2020 and December 31, 2019, CNX had no accrued liabilities for interest and penalties related to uncertain tax positions.
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

NOTE 5—PROPERTY, PLANT AND EQUIPMENT:

	June 30, 2020	December 31, 2019
Intangible Drilling Cost	$4,844,817	$4,688,497
Gas Gathering Equipment	2,492,834	2,463,866
Proved Gas Properties	1,212,247	1,208,046
Gas Wells and Related Equipment	1,086,934	1,042,000
Unproved Gas Properties	758,787	755,590
Surface Land and Other Equipment	225,375	226,285
Other	193,041	187,722
Total Property, Plant and Equipment	10,814,035	10,572,006
Less: Accumulated Depreciation, Depletion and Amortization	3,730,232	3,435,431
Total Property, Plant and Equipment - Net	$7,083,803	$7,136,575

Impairment of Proved Property

CNX performs a quantitative impairment test whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the published forward prices, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, tests require that the Company first compare expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required, which is determined based on discounted cash flow techniques using significant assumptions including projected revenues, future commodity prices, and a market-specific weighted average cost of capital which are affected by expectations about future market and economic conditions.

During the six months ended June 30, 2020, CNX recognized certain indicators of impairment specific to our Southwest Pennsylvania (SWPA) CBM asset group and determined that carrying value of that asset group was not recoverable. The fair value of the asset group was estimated by using level 3 inputs which consisted of discounting the estimated future cash flows using discount rates and other assumptions that market participants would use in their estimates of fair value. As a result, an impairment of $61,849 was recognized and is included in Impairment of Exploration and Production Properties in the Consolidated Statements of Income. The impairment was related to an economic decision to temporarily idle certain wells and the related processing facility during the first quarter.

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

The estimates of future cash flows are subjective in nature and are subject to impacts from business risks as described in “Item 1A. Risk Factors” in CNX's 2019 Annual Report on Form 10-K as filed with the SEC on February 10, 2020 ("2019 Form 10-K"). The fair value estimation process requires considerable judgment and determining the fair value is sensitive to changes in assumptions impacting management’s estimates of future financial results. Although CNX believes the estimates and assumptions used in estimating the fair value are reasonable and appropriate, different assumptions and estimates could materially impact the estimated fair value. Future results could differ from our current estimates and assumptions.

Changes in the carrying amount of goodwill consist of the following activity:

Amount
December 31, 2019	$796,359
Impairment	473,045
June 30, 2020	$323,314

Other Intangible Assets

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	June 30, 2020	December 31, 2019
Other Intangible Assets
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	16,381	13,105
Total Other Intangible Assets, net	$93,371	$96,647

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets was $1,638 for the three months ended June 30, 2020 and 2019, and $3,276 for the six months ended June 30, 2020 and 2019. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 7—REVOLVING CREDIT FACILITIES:
CNX Resources Corporation (CNX)
In April 2019, CNX amended its senior secured revolving credit facility ("Credit Facility") and extended its maturity to April 2024. The lenders' commitments remained unchanged at $2,100,000, with an accordion feature that allows the Company to increase commitments to $3,000,000. In addition, the Cumulative Credit Basket for dividends and distributions was replaced with a basket for dividends and distributions subject to a pro forma net leverage ratio of at least 3.00 to 1.00 and availability under the Credit Facility of at least 15% of the aggregate commitments. In April 2020, as part of the semi-annual borrowing base redetermination, both the lenders' commitments and borrowing base decreased to $1,900,000, and the $650,000 letters of credit aggregate sub-limit remained unchanged. The amount of balance sheet cash that CNX may have on hand is also limited to $150,000 when loans under the credit agreement are outstanding, subject to certain exceptions. If the aggregate principal amount of the existing 5.875% Senior Notes due in April 2022 and certain other publicly traded debt securities outstanding 91 days prior to the earliest maturity of such debt (the "Springing Maturity Date") is greater than $500,000, then the Credit Facility will mature on the Springing Maturity Date.

Under the terms of the redetermined agreement, borrowings under the revolving credit facility will bear interest at CNX's option at either:
•the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (ii) PNC Bank, N.A.’s prime rate, or (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.75% to 1.75%; or
•the LIBOR rate, which is the LIBOR rate plus a margin ranging from 1.75% to 2.75%.

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

The CNX Credit Facility contains a number of affirmative and negative covenants including those that, except in certain circumstances, limit the Company and the subsidiary guarantors' ability to create, incur, assume or suffer to exist indebtedness, create or permit to exist liens on properties, dispose of assets, make investments, purchase or redeem CNX common stock, pay dividends, merge with another corporation or amend the senior unsecured notes. The Company must also mortgage 85% of the value of its proved reserves and 85% of the value of its proved developed producing reserves, in each case, which are included in the borrowing base, maintain applicable deposit, securities and commodities accounts with the lenders or affiliates thereof, and enter into control agreements with respect to such applicable accounts.

The CNX Credit Facility contains customary events of default, including, but not limited to, a cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants.

The CNX Credit Facility also requires that CNX maintain a maximum net leverage ratio of no greater than 4.00 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding borrowings under the revolver, measured quarterly. The calculation of all of the ratios exclude CNXM. CNX was in compliance with all financial covenants as of June 30, 2020.

At June 30, 2020, the CNX Credit Facility had $550,000 of borrowings outstanding and $204,839 of letters of credit outstanding, leaving $1,145,161 of unused capacity. At December 31, 2019, the CNX Credit Facility had $661,000 of borrowings outstanding and $204,726 of letters of credit outstanding, leaving $1,234,274 of unused capacity.

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

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (w) for so long as at least $150,000 of the CNXM senior notes are outstanding, a maximum total leverage ratio of no greater than 5.25 to 1.00 (which increases to no greater than 5.50 to 1.00 during qualifying acquisition periods); (x) if less than $150,000 of the CNXM senior notes are outstanding, a maximum total leverage ratio of no greater than 4.75 to 1.00 (which increases to no greater than 5.25 to 1.00 during qualifying acquisition periods); (y) a maximum secured leverage ratio of no greater than 3.50 to 1.00 and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00. CNXM was in compliance with all financial covenants as of June 30, 2020.

The CNXM revolving credit facility also contains customary events of default, including, but not limited to, a cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants. The obligations under the revolving credit facility are secured by substantially all of the assets of CNXM and its wholly-owned subsidiaries. CNX is not a guarantor under the CNXM revolving credit facility.

At June 30, 2020, the CNXM credit facility had $319,000 of borrowings outstanding and $30 of letters of credit outstanding, leaving $280,970 of unused capacity. At December 31, 2019, the CNXM credit facility had $311,750 of borrowings outstanding, leaving $288,250 of unused capacity.

NOTE 8—OTHER ACCRUED LIABILITIES:

	June 30, 2020	December 31, 2019
Royalties	$50,831	$74,061
Accrued Interest	25,304	30,862
Transportation Charges	22,353	16,533
Accrued Other Taxes	11,660	9,115
Accrued Payroll & Benefits	6,608	6,248
Short-Term Incentive Compensation	5,178	21,030
Deferred Revenue	3,423	13,964
Other	30,755	37,610
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	5,076	5,076
Salary Retirement	1,629	1,587
Total Other Accrued Liabilities	$162,817	$216,086

NOTE 9—LONG-TERM DEBT:

	June 30, 2020	December 31, 2019
CNX Revolving Credit Facility	$550,000	$661,000
Senior Notes due March 2027 at 7.25%, Issued at Par Value	500,000	500,000
Senior Notes due April 2022 at 5.875% (Principal of $413,348 and $894,307 plus Unamortized Premium of $363 and $1,001, respectively)	413,711	895,308
CNX Midstream Partners LP Senior Notes due March 2026 at 6.50% (Principal of $400,000 less Unamortized Discount of $4,250 and $4,625, respectively)*	395,750	395,375
CNX Midstream Partners LP Revolving Credit Facility*	319,000	311,750
Convertible Senior Notes due May 2026 at 2.25% (Principal of $345,000 less Unamortized Discount and Issuance Costs of $115,420)	229,580	—
Cardinal States Gathering Company Credit Facility maturing in March 2028 (Principal of $122,517 less Unamortized Discount of $1,204)	121,313	—
CSG Holdings II LLC Credit Facility maturing in December 2026 (Principal of $48,815 less Unamortized Discount of $478)	48,337	—
Less: Unamortized Debt Issuance Costs	14,493	8,990
	2,563,198	2,754,443
Less: Amounts Due in One Year	22,430	—
Long-Term Debt	$2,540,768	$2,754,443
*CNX is not a guarantor of CNXM's 6.50% senior notes due in March 2026 or CNXM's senior secured revolving credit facility.

In April 2020, CNX issued $345,000 in aggregate principal amount of 2.25% convertible senior notes due May 2026 (the "Convertible Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, including $45,000 aggregate principal amount of Convertible Notes issued pursuant to the exercise in full of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes were issued pursuant to an indenture and are senior, unsecured obligations of the Company. The Convertible Notes bear interest at a fixed rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2020. Proceeds from the issuance of the Convertible Notes totaled $334,650, net of initial purchaser discounts and issuance costs.

The initial conversion rate is 77.8816 shares of CNX's common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $12.84 per share, subject to adjustment upon the occurrence of specified events. The Convertible Notes will mature on May 1, 2026, unless earlier repurchased, redeemed or converted. Before February 1, 2026, note holders will have the right to convert their Notes only upon the occurrence of the following events:

•during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on June 30, 2020, if the Last Reported Sale Price per share of Common Stock exceeds one hundred and thirty percent (130%) of the Conversion Price for each of at least twenty (20) Trading Days (whether or not consecutive) during the thirty (30) consecutive Trading Days ending on, and including, the last Trading Day of the immediately preceding calendar quarter.
•during the five (5) consecutive Business Days immediately after any ten (10) consecutive trading day period (such ten (10) consecutive Trading Day period, the “Measurement Period”) if the trading Price per $1,000 principal amount of Notes, as determined following a request by a Holder in accordance with the procedures set forth below, for each trading day of the Measurement Period was less than ninety eight percent (98%) of the product of the last reported sale price per share of common stock on such trading day and the conversion rate on such trading day.
•if we call any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of certain specified corporate events as set forth in the indenture governing the Convertible Notes.

From and after February 1, 2026, note holders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.

Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture governing the Convertible Notes. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the indenture governing the Convertible Notes. In addition, following certain corporate events, as described in the indenture governing the Convertible Notes, that occur prior to the maturity date, the Company will increase the conversion rate, in certain circumstances, for a holder who elects to convert its Convertible Notes in connection with such a corporate event.

The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The Company’s current intent is to settle the principle amount of the Convertible Notes in cash upon conversion.

If certain corporate events that constitute a “Fundamental Change” (as defined in the indenture governing the Convertible Notes) occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock. During the three and six months ended June 30, 2020, the conditions allowing holders of the Convertible Notes to exercise their conversion right were not met and as of June 30, 2020, the notes were not convertible. The Convertible Notes are therefore are classified as long-term debt at June 30, 2020.

In accounting for the transaction, the Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The fair value was based on market data available for publicly traded, senior, unsecured corporate bonds with similar maturity. Assumptions used in the estimate represent what market participants would use in pricing the equity component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The carrying amount of the equity component representing the Conversion Option was determined by deducting the fair value of the liability component from the proceeds received upon issuance of the Convertible Notes. The equity component was recorded in Capital in Excess of Par Value in the Consolidated Statement of Stockholders Equity and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Convertible Notes over the liability component and the debt issuance costs are amortized to interest expense over the contractual term of the Notes using the effective interest method.

In accounting for the debt issuance costs of $10,350 related to the Convertible Notes, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds of the Notes. Issuance costs attributable to the liability component were $7,024 and will be amortized to interest expense using the effective interest method over the contractual term of the Convertible Notes. Issuance costs attributable to the equity component were $3,326 and were netted with the equity component in Capital in Excess of Par Value in the Consolidated Statement of Stockholders Equity and are not subject to amortization.

As of June 30, 2020, the if-converted value of the Notes did not exceed the outstanding principal amount.

The net carrying amount of the liability and equity components of the Notes was as follows:

June 30, 2020
Liability Component:
Principal	$345,000
Unamortized Discount	(108,558)
Unamortized Issuance Costs	(6,862)
Net Carrying Amount	229,580

Equity Component, net of Purchase Discounts and Issuance Costs	$78,307

Interest expense related to the Notes is as follows:

For the Three and Six Months Ended June 30, 2020
Contractual Interest Expense	$1,294
Amortization of Debt Discount	2,325
Amortization of Issuance Costs	161
Total Interest Expense	$3,780

In connection with the offering of the Notes, the Company entered into privately negotiated capped call transactions with certain counterparties, (the “Capped Calls”). The Capped Calls each have an initial strike price of $12.84 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $18.19 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that initially underlie the Notes, and are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The conditions that cause adjustments to the initial strike price of the Capped Calls mirror the conditions that result in corresponding adjustments for the Notes. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $35,673 incurred in connection with the Capped Calls was recorded as a reduction to Capital in Excess of Par Value. The impact of the Capped Calls related to stockholders’ equity has been included in Capital in Excess of Par Value in the Consolidated Statement of Stockholders Equity and includes taxes in the amount of $9,322, for a net impact of $26,351.
During the three and six months ended June 30, 2020, CNX purchased and retired $409,625 and $480,959, respectively, of its outstanding 5.875% senior notes due in April 2022. As part of these transactions, a loss of $344 and a gain of $10,919 were included in Loss (Gain) on Debt Extinguishment in the Consolidated Statements of Income during the three and six months ended June 30, 2020, respectively. During the six months ended June 30, 2019, CNX purchased and retired $400,000 of its outstanding 5.875% senior notes due in April 2022. As part of this transaction, a loss of $7,614 was included in Loss (Gain) on Debt Extinguishment in the Consolidated Statements of Income, which includes an adjustment to the final settlement amount of $77 that was included in Loss (Gain) on Debt Extinguishment in the Consolidated Statements of Income during the three months ended June 30, 2019.

During the six months ended June 30, 2020, CNX's wholly-owned subsidiary Cardinal States Gathering Company LLC ("Cardinal States") entered into a $125,000 non-revolving credit facility agreement (the "Cardinal States Facility"). The Cardinal States Facility matures in 2028, has an interest rate of 3-month LIBOR + 475 basis points and includes an excess cash flow sweep in an amount required to achieve a quarterly targeted debt balance. The facility is secured by substantially all of the Cardinal States assets, requires a minimum level of hedging of the variable interest rate exposure and is non-recourse to CNX.

Additionally, during the six months ended June 30, 2020, CNX's wholly-owned subsidiary CSG Holdings II LLC (CSG Holdings) entered into a $50,000 non-revolving credit facility agreement (the "CSG Holdings Facility"). The CSG Holdings Facility matures in 2026, has interest rate of 3-month LIBOR + 675 basis points and includes a full excess cash sweep. The facility is secured by substantially all of the CSG Holding assets, requires a minimum level of hedging of the variable interest rate exposure and is non-recourse to CNX.

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
The 1992 Coal Industry Retiree Health Benefit Act (“Coal Act”), in Section 9711, requires coal companies that were providing health benefits to United Mine Workers of America (“UMWA”) retirees as of February 1993 to continue providing health benefits to such individuals, in substantially the same coverages, for as long as the last signatory operator remains in business. Section 9711 also requires any “related person” to be joint and severally liable for the provision of these health benefits. On May 1, 2020, the court in the Murray Energy Corporation (“Murray”) bankruptcy proceedings approved a settlement agreement between Murray and the UMWA that transferred to the UMWA 1992 Benefit Plan the Coal Act liabilities for retirees in Murray’s Section 9711 plan. The retirees transferred by Murray to the 1992 Benefit Plan include approximately 2,159 retirees allegedly traced to the December 2013 sale by CONSOL Energy Inc. to Murray Energy of the following possible last signatory operators: Consolidation Coal Company, McElroy Coal Company, Southern Ohio Coal Company, Central Ohio Coal Company, Keystone Coal Mining Corp., and Eight-Four Coal Mining Company (the “Sold Subsidiaries”). On May 2, 2020, the Trustees of the UMWA 1992 Benefit Plan sued CNX Resources Corporation and CONSOL Energy Inc. (“CONSOL”) in federal court contending that the Sold Subsidiaries were last signatory operators and that CNX and CEIX are related persons to the Sold Subsidiaries and, as such, CNX and CONSOL are jointly and severally liable for the Coal Act health benefits allegedly owed to the eligible retirees traced to the Sold Subsidiaries. The 1992 Plan seeks, among other relief, a declaration that the CNX and CONSOL are obligated to enroll the eligible retirees attributed to the Sold Subsidiaries in a Section 9711 Plan; that CNX and CONSOL are liable to post the security required by Section 9712; and, that CNX and CONSOL are liable to pay per beneficiary premiums until the eligible retirees are enrolled in a Section 9711 plan, and other fees, costs and disbursements under the Coal Act. We disagree with the suit filed by the UMWA 1992 Plan, have filed a Motion to Dismiss and intend to defend this action. Further, under the Separation and Distribution Agreement that was entered into at the time we spun our coal business in 2017, CONSOL agreed to indemnify CNX for all coal-related liabilities, including this lawsuit.

At June 30, 2020, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third-parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$197,919	$167,897	$30,022	$—	$—
Other	6,950	6,950	—	—	—
Total Letters of Credit	204,869	174,847	30,022	—	—
Surety Bonds:
Employee-Related	2,600	2,600	—	—	—
Environmental	12,262	12,203	59	—	—
Financial Guarantees	81,670	81,670	—	—	—
Other	9,275	7,766	1,509	—	—
Total Surety Bonds	105,807	104,239	1,568	—	—
Total Commitments	$310,676	$279,086	$31,590	$—	$—

Excluded from the above table are commitments and guarantees entered into in conjunction with the spin-off of the Company's coal business in November 2017. Although CONSOL Energy has agreed to indemnify CNX to the extent that CNX would be called upon to pay any of these liabilities, there is no assurance that CONSOL Energy will satisfy its obligations to indemnify CNX in the event that CNX is so called upon. (See Part II, Item 1A – Risk Factors for additional information).

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of June 30, 2020, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$243,817
1 - 3 years	441,947
3 - 5 years	373,821
More than 5 years	976,664
Total Purchase Obligations	$2,036,249

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

In June 2019, CNX entered into an interest rate swap agreement related to $160,000 of borrowings under CNX’s Credit Facility (See Note 7 - Revolving Credit Facilities) which has the economic effect of modifying the variable-interest obligation into a fixed-interest obligation over a three-year period. In March 2020, this swap was blended and extended via a new interest rate swap, effective April 3, 2020, into a new four-year interest rate swap inclusive of a put option at zero basis points. Also executed in March 2020 was a new four-year $250,000 interest rate swap inclusive of a put option at zero basis points, effective April 3, 2020. Consistent with the previous interest rate swap agreement, the $250,000 interest rate swap was entered into to manage CNX's exposure to interest rate volatility.

CNX enters into financial derivative instruments (over-the-counter swaps) to manage its exposure to commodity price volatility. Typically, CNX “sells” swaps under which it receives a fixed price from counterparties and pays a floating market price. During the second quarter of 2020, CNX purchased, rather than sold, financial swaps for the period May through November of 2020 under which CNX will pay a fixed price to and receive a floating price from its hedge counterparties. Swaps purchased have the effect of reducing total hedged volumes for the period of the swap. Natural gas commodity hedges are accounted for on a mark-to-market basis with changes in fair value recorded in current period earnings.

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

The total notional amounts of CNX's derivative instruments were as follows:

	June 30,		December 31,	Forecasted to
	2020		2019	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,248.5	*	1,460.6	2025
Natural Gas Basis Swaps (Bcf)	1,179.4	*	1,290.4	2025
Interest Rate Swaps	$581,218		$160,000	2028
*Net of purchased natural gas commodity swaps and natural gas basis swaps of 21.9 Bcf and 12.7 Bcf, respectively.

The gross fair value of CNX's derivative instruments was as follows:

	June 30,	December 31,
	2020	2019
Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$187,567	$234,238
Basis Only Swaps	10,032	13,556
Interest Rate Swaps	205	—
Total Current Assets	$197,804	$247,794

Other Non-Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$197,584	$288,543
Basis Only Swaps	13,851	25,553
Interest Rate Swaps	1,222	—
Total Other Non-Current Assets	$212,657	$314,096

Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$24,675	$345
Basis Only Swaps	54,711	40,626
Interest Rate Swaps	4,141	495
Total Current Liabilities	$83,527	$41,466

Non-current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$29,305	$9,693
Basis Only Swaps	136,140	105,445
Interest Rate Swaps	12,742	724
Total Non-current Liabilities	$178,187	$115,862

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cash Received (Paid) in Settlement of Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	$153,149	$18,567	$310,728	$(8,383)
Basis Swaps	(10,893)	(7,895)	(17,311)	(22,327)
Total Cash Received (Paid) in Settlement of Commodity Derivative Instruments	142,256	10,672	293,417	(30,710)

Unrealized (Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	(182,119)	226,845	(181,573)	176,084
Basis Swaps	(23,440)	(15,936)	(60,005)	(119,169)
Total Unrealized (Loss) Gain on Commodity Derivative Instruments	(205,559)	210,909	(241,578)	56,915

(Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	(28,970)	245,412	129,155	167,701
Basis Swaps	(34,333)	(23,831)	(77,316)	(141,496)
Total (Loss) Gain on Commodity Derivative Instruments	$(63,303)	$221,581	$51,839	$26,205

During the three and six months ended June 30, 2020, cash of $536 and $592, respectively, was paid in settlement of interest rate swaps. An unrealized loss of $3,598 and $14,237 was recognized during the three and six months ended June 30, 2020, respectively, resulting in a total loss on interest rate swaps of $4,134 and $14,829, respectively, which is included in Interest Expense in the Consolidated Statements of Income.

Cash Received in Settlement of Commodity Derivative Instruments for the three and six months ended June 30, 2020 includes $29,015 related to the monetization and termination of approximately 39 million MMBtus of NYMEX natural gas hedges and a similar quantity of financial basis hedges that were to settle at various times from May through November of 2020. Net proceeds received from the monetization are classified as operating cash flows in the Consolidated Statements of Cash Flows.

Cash Received in Settlement of Commodity Derivative Instruments for the six months ended June 30, 2020, in addition to the amount discussed above, also includes $54,982 related to the monetization of certain NYMEX commodity swaps. The monetization resulted from reducing the contract swap prices of certain 2022, 2023, and 2024 NYMEX natural gas swap contracts. The notional quantities of the contracts were not changed by the monetization. Net proceeds received from the monetization are classified as operating cash flows in the Consolidated Statements of Cash Flows.

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
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at June 30, 2020			Fair Value Measurements at December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Gas Derivatives	$—	$164,203	$—	$—	$405,781	$—
Interest Rate Swaps	$—	$(15,456)	$—	$—	$(1,219)	$—

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$19,607	$19,607	$16,283	$16,283
Long-Term Debt (Excluding Debt Issuance Costs)	$2,577,691	$2,555,917	$2,763,433	$2,619,676
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

On July 26, 2020, CNX entered into an Agreement and Plan of Merger (the “Merger Agreement”). See Note 17 - Subsequent Event for more information.

On January 29, 2020, CNX and CNXM executed definitive agreements to eliminate CNXM's incentive distribution rights, or IDRs, held by its general partner and to convert the 2.0% general partner interest in CNXM into a non-economic general partnership interest (collectively, the "IDR Elimination Transaction").

CNX received the following consideration under the IDR Elimination Transaction in exchange for the cancellation of the IDRs and conversion of the 2.0% general partner interest:

•26 million CNXM common units;
•3 million new CNXM Class B units, which will not receive or accrue distributions until January 1, 2022 at which time they will automatically convert into CNXM common units on a one-for-one basis; and
•$135,000 to be paid in three installments as follows: $50,000 due December 31, 2020, $50,000 due December 31, 2021 and $35,000 due December 31, 2022.

As a result of the IDR Elimination Transaction, CNX owns 47.7 million CNXM common units, or approximately 53%, of the outstanding limited partner interests in CNXM, excluding the CNXM Class B units. Prior to the IDR Elimination Transaction, the Company owned approximately 34% of the outstanding limited partner interest and 100% of the general partner interest. Upon conversion of the CNXM Class B units to CNXM common units on January 1, 2022, CNX's ownership will increase to 50.7 million CNXM common units, or approximately 54.6% of the outstanding limited partner interest in CNXM on a proforma basis.

The following table presents amounts included in the Company's Consolidated Balance Sheets that were for the use or obligation of CNXM:

	June 30,	December 31,
	2020	2019
Assets:
Cash	$989	$31
Receivables - Related Party	16,583	21,076
Receivables - Third Party	8,615	7,935
Other Current Assets	1,672	1,976
Property, Plant and Equipment, net	1,206,739	1,195,591
Operating Lease ROU Asset	1,594	4,731
Other Assets	2,698	3,262
Total Assets	$1,238,890	$1,234,602
Liabilities:
Accounts Payable and Accrued Liabilities	$31,931	$67,290
Accounts Payable - Related Party	52,191	4,787
Revolving Credit Facility	319,000	311,750
Long-Term Debt	394,635	394,162
Long-Term Liabilities - Related Party	85,000	—
Total Liabilities	$882,757	$777,989

The following table summarizes CNXM's Consolidated Statements of Operations and Cash Flows, inclusive of affiliate amounts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Gathering Revenue - Related Party	$54,203	$59,205	$116,381	$112,981
Gathering Revenue - Third Party	11,749	18,896	29,702	37,339
Miscellaneous Income	86	—	151	—
Total Revenue	66,038	78,101	146,234	150,320
Expenses
Operating Expense - Related Party	4,367	6,514	8,195	12,062
Operating Expense - Third Party	6,049	6,188	14,645	12,162
General and Administrative Expense - Related Party	2,748	4,027	5,605	7,994
General and Administrative Expense - Third Party	1,585	1,364	4,350	2,900
Loss on Asset Sales and Abandonments	1,663	—	1,652	7,229
Depreciation Expense	8,209	5,860	15,787	11,510
Interest Expense	8,617	7,685	17,410	15,024
Total Expense	33,238	31,638	67,644	68,881
Net Income	$32,800	$46,463	$78,590	$81,439

Net Cash Provided by Operating Activities	$45,495	$74,753	$85,618	$124,666
Net Cash Used in Investing Activities	$(14,297)	$(104,310)	$(46,956)	$(182,867)
Net Cash (Used in) Provided by Financing Activities	$(35,444)	$41,164	$(37,704)	$65,912

At June 30, 2020 and December 31, 2019, excluding amounts related to the IDR Elimination Transaction, CNX had a net payable of $14,453 and $16,362 respectively, due to CNX Gathering and CNXM, primarily for accrued but unpaid gathering services.

NOTE 14—SEGMENT INFORMATION:
CNX consists of two principal business divisions: Exploration and Production (E&P) and Midstream. The principal activity of the E&P Division, which includes four reportable segments, is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P Division's reportable segments are Marcellus Shale, Utica Shale, Coalbed Methane, and Other Gas. The Other Gas Segment is primarily related to shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, realized gain on commodity derivative instruments that were monetized prior to their settlement dates, exploration and production related other costs, impairments of exploration and production properties, as well as various other operating activities assigned to the E&P Division but not allocated to each individual segment.
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

Industry segment results for the three months ended June 30, 2020:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	Midstream	Unallocated	Intercompany Eliminations	Consolidated
Natural Gas, NGL and Oil Revenue	$123,480	$29,147	$22,929	$220	$175,776	$—	$—	$—	$175,776	(A)
Purchased Gas Revenue	—	—	—	20,424	20,424	—	—	—	20,424
Midstream Revenue	—	—	—	—	—	66,149	—	(53,958)	12,191
Gain (Loss) on Commodity Derivative Instruments	79,006	21,257	13,005	(176,571)	(63,303)	—	—	—	(63,303)	(B)
Other Operating Income	—	—	—	4,248	4,248	—	—	(495)	3,753	(C)
Total Revenue and Other Operating Income	$202,486	$50,404	$35,934	$(151,679)	$137,145	$66,149	$—	$(54,453)	$148,841
Total Operating Expense	$144,857	$42,876	$29,420	$74,617	$291,770	$25,195	$—	$(54,453)	$262,512	(D)
Earnings (Loss) Before Income Tax	$57,629	$7,528	$6,514	$(263,934)	$(192,263)	$30,296	$2,835	$—	$(159,132)
Segment Assets					$6,584,989	$1,754,639	$134,047	$(153,991)	$8,319,684	(E)
Depreciation, Depletion and Amortization					$102,901	$10,644	$—	$—	$113,545
Capital Expenditures					$120,474	$14,378	$—	$—	$134,852

(A) Included in Total Natural Gas, NGL and Oil Revenue are sales of $33,711 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(B) Included in Other Gas is a realized gain on commodity derivative instruments of $29,015 related to the monetization of hedges (see Note 11 - Derivative Instruments for more information).
(C) Includes equity in loss of unconsolidated affiliates of $1,259 for Total E&P.
(D) Included in Marcellus and Utica are $51,903 and $2,055, respectively, of intercompany gathering fees.
(E) Includes investments in unconsolidated equity affiliates of $15,159 for Total E&P.

        Industry segment results for the three months ended June 30, 2019:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	Midstream	Unallocated	Intercompany Eliminations	Consolidated
Natural Gas, NGL and Oil Revenue	$237,257	$65,213	$39,638	$757	$342,865	$—	$—	$—	$342,865	(F)
Purchased Gas Revenue	—	—	—	18,768	18,768	—	—	—	18,768
Midstream Revenue	—	—	—	—	—	78,450	—	(59,555)	18,895
Gain on Commodity Derivative Instruments	6,831	2,747	1,085	210,918	221,581	—	—	—	221,581
Other Operating Income	—	—	—	3,038	3,038	—	—	(115)	2,923	(G)
Total Revenue and Other Operating Income	$244,088	$67,960	$40,723	$233,481	$586,252	$78,450	$—	$(59,670)	$605,032
Total Operating Expense	$193,707	$50,019	$33,120	$88,673	$365,519	$25,955	$—	$(59,670)	$331,804	(H)
Earnings Before Income Tax	$50,381	$17,941	$7,603	$112,335	$188,260	$44,414	$811	$—	$233,485
Segment Assets					$6,887,043	$2,116,492	$146,203	$(3,041)	$9,146,697	(I)
Depreciation, Depletion and Amortization					$120,705	$8,294	$—	$—	$128,999
Capital Expenditures					$224,684	$104,543	$—	$—	$329,227

(F) Included in Total Natural Gas, NGL and Oil Revenue are sales of $48,476 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(G) Includes equity in earnings of unconsolidated affiliates of $527 for Total E&P.
(H) Included in Marcellus and Utica are $59,014 and $541, respectively, of intercompany gathering fees.
(I) Includes investments in unconsolidated equity affiliates of $17,637 for Total E&P.

Industry segment results for the six months ended June 30, 2020:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	Midstream	Unallocated	Intercompany Eliminations	Consolidated
Natural Gas, NGL and Oil Revenue	$302,524	$70,597	$53,652	$497	$427,270	$—	$—	$—	$427,270	(A)
Purchased Gas Revenue	—	—	—	46,783	46,783	—	—	—	46,783
Midstream Revenue	—	—	—	—	—	146,490	—	(115,893)	30,597
Gain (Loss) on Commodity Derivative Instruments	147,458	39,257	22,692	(157,568)	51,839	—	—	—	51,839	(B)
Other Operating Income	—	—	—	9,714	9,714	—	—	(1,003)	8,711	(C)
Total Revenue and Other Operating Income	$449,982	$109,854	$76,344	$(100,574)	$535,606	$146,490	$—	$(116,896)	$565,200
Total Operating Expense	$328,029	$91,693	$63,674	$213,202	$696,598	$526,109	$—	$(116,896)	$1,105,811	(D)
Earnings (Loss) Before Income Tax	$121,953	$18,161	$12,670	$(391,600)	$(238,816)	$(399,248)	$21,127	$—	$(616,937)
Segment Assets					$6,584,989	$1,754,639	$134,047	$(153,991)	$8,319,684	(E)
Depreciation, Depletion and Amortization					$222,053	$20,656	$—	$—	$242,709
Capital Expenditures					$239,867	$47,034	$—	$—	$286,901

(A) Included in Total Natural Gas, NGL and Oil Revenue are sales of $79,367 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(B) Included in Other Gas is a realized gain on commodity derivative instruments of $83,997 related to the monetization of hedges (see Note 11 - Derivative Instruments for more information).
(C) Includes equity in loss of unconsolidated affiliates of $1,421 for Total E&P.
(D) Included in Marcellus and Utica are $111,079 and $4,814 , respectively, of intercompany gathering fees. Included in Midstream is a goodwill impairment charge of $473,045 (See Note 6 - Goodwill and Other Intangible Assets for more information).
(E) Includes investments in unconsolidated equity affiliates of 15,159 for Total E&P.

Industry segment results for the six months ended June 30, 2019:

	Marcellus Shale	Utica Shale	Coalbed Methane	Other Gas	Total E&P	Midstream	Unallocated	Intercompany Eliminations	Consolidated
Natural Gas, NGL and Oil Revenue	$530,514	$158,164	$89,473	$660	$778,811	$—	$—	$—	$778,811	(F)
Purchased Gas Revenue	—	—	—	34,989	34,989	—	—	—	34,989
Midstream Revenue	—	—	—	—	—	151,019	—	(113,681)	37,338
(Loss) Gain on Commodity Derivative Instruments	(20,627)	(6,854)	(3,217)	56,903	26,205	—	—	—	26,205
Other Operating Income	—	—	—	6,296	6,296	—	—	(176)	6,120	(G)
Total Revenue and Other Operating Income	$509,887	$151,310	$86,256	$98,848	$846,301	$151,019	$—	$(113,857)	$883,463
Total Operating Expense	$372,575	$101,365	$65,754	$163,877	$703,571	$50,919	$—	$(113,857)	$640,633	(H)
Earnings (Loss) Before Income Tax	$137,312	$49,945	$20,502	$(125,929)	$81,830	$76,998	$(1,553)	$—	$157,275
Segment Assets					$6,887,043	$2,116,492	$146,203	$(3,041)	$9,146,697	(I)
Depreciation, Depletion and Amortization					$237,780	$16,379	$—	$—	$254,159
Capital Expenditures					$448,475	$179,890	$—	$—	$628,365

(F) Included in Total Natural Gas, NGL and Oil Revenue are sales of $116,245 to Direct Energy Business Marketing LLC and $94,447 to NJR Energy Services Company, each of which comprises over 10% of revenue from contracts with external customers for the period.
(G) Includes equity in earnings of unconsolidated affiliates of $1,030 for Total E&P.
(H) Included in Marcellus and Utica are $112,476 and $1,205 , respectively, of intercompany gathering fees.
(I) Includes investments in unconsolidated equity affiliates of $17,637 for Total E&P.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Total Segment Revenue from Contracts with External Customers	$208,391	$380,528	$504,650	$851,138
(Loss) Gain on Commodity Derivative Instruments	(63,303)	221,581	51,839	26,205
Other Operating Income	3,753	2,923	8,711	6,120
Total Consolidated Revenue and Other Operating Income	$148,841	$605,032	$565,200	$883,463

Loss Before Income Tax:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Segment (Loss) Earnings Before Income Taxes for Reportable Business Segments:
E&P	$(192,263)	$188,260	$(238,816)	$81,830
Midstream	30,296	44,414	(399,248)	76,998
Total Segment (Loss) Earnings Before Income Taxes for Reportable Business Segments	$(161,967)	$232,674	$(638,064)	$158,828
Unallocated Expenses:
Other (Expense) Income	(4,547)	501	(9,561)	1,531
Gain on Certain Asset Sales	7,726	387	19,769	4,530
(Loss) Gain on Debt Extinguishment	(344)	(77)	10,919	(7,614)
(Loss) Earnings Before Income Tax	$(159,132)	$233,485	$(616,937)	$157,275

Total Assets:

	June 30,
	2020	2019
Segment Assets for Total Reportable Business Segments:
E&P	$6,584,989	$6,887,043
Midstream	1,754,639	2,116,492
Intercompany Eliminations	(153,991)	(3,041)
Items Excluded from Segment Assets:
Cash and Cash Equivalents	19,607	32,611
Recoverable Income Taxes	114,440	113,592
Total Consolidated Assets	$8,319,684	$9,146,697

NOTE 15—STOCK REPURCHASE:
Since the October 30, 2017 inception of the current stock repurchase program, CNX's Board of Directors has approved in total a $750,000 stock repurchase program, which is not subject to an expiration date. The repurchases may be affected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans. During the six months ended June 30, 2019, 11,929,487 shares were repurchased and retired at an average price of $9.01 per share for a total cost of $107,780. There were no shares repurchased and retired during the six months ended June 30, 2020.

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

NOTE 17—SUBSEQUENT EVENTS:

On July 26, 2020, CNX entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CNXM, CNX Midstream GP LLC (the “General Partner”) and CNX Resources Holding LLC., a wholly owned subsidiary of CNX (“Merger Sub”), pursuant to which Merger Sub will merge with and into CNXM with CNXM surviving as an indirect wholly owned subsidiary of CNX (the “Merger”). Under the terms of the Merger Agreement, at the effective time of the Merger, each outstanding common unit of CNXM not owned by CNX and its subsidiaries will be converted into the right to receive 0.88 shares of CNX’s common stock.

Except for the Class B units of CNXM, which will automatically be canceled immediately prior to the effective time of the Merger for no consideration in accordance with CNXM’s partnership agreement, the interests in CNXM owned by CNX and its subsidiaries will remain outstanding as limited partner interests in the surviving entity. The General Partner will continue to own the non-economic general partner interest in the surviving entity.

Completion of the Merger is subject to certain customary conditions, including, among others: (i) the receipt of the Written Consent (as defined below); (ii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (iii) the effectiveness of a registration statement on Form S-4 relating to the shares of CNX common stock to be issued pursuant to the Merger Agreement; (iv) approval for listing on the NYSE of the shares of CNX common stock to be issued pursuant to the Merger Agreement; (v) subject to specified materiality standards, the accuracy of certain representations and warranties of the other party; and (vi) compliance by the other party in all material respects with its covenants.

In connection with execution of the Merger Agreement, CNXM and two indirect wholly owned subsidiaries (the “Subsidiaries”) of CNX, entered into a Support Agreement, dated as of July 26, 2020 (the “Support Agreement”), pursuant to which the Subsidiaries have agreed to deliver a written consent (the “Written Consent”), covering all of the CNXM common units beneficially owned by them, approving the Merger. The Merger Agreement and any other matters necessary for consummation of the Merger and the other transactions contemplated in the Merger Agreement.

Upon completion of the Merger, CNXM’s common units will no longer be publicly traded. Subject to the satisfaction or waiver of the conditions described above, the Merger is expected to close in the fourth quarter of 2020.
In July 2020, the Company issued a notice of partial redemption to holders of its outstanding 5.875% senior notes due in April 2022 (the “2022 Notes”), pursuant to which, on August 14, 2020, the Company will redeem $50,000 of the 2022 Notes at an average price equal to 100.0% of the principal amount thereof.

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

General

CNX continues to monitor the current and potential impacts of the coronavirus COVID-19 ("COVID-19") pandemic on all aspects of our business and geographies, including how it has impacted, and may in the future, impact our operations, financial results, liquidity, contractors, customers, employees and vendors. The Company also continues to monitor a number of factors that may cause actual results of operations to differ from our historical results or current expectations. These factors include: the impact of the COVID-19 pandemic and the related global economic downturn, the historically low natural gas and natural gas liquids prices and ramifications of the crude oil price war between the Organization of Petroleum Exporting Countries ("OPEC")/Saudi Arabia and Russia that began in the first quarter of 2020. These and other factors could affect the Company’s operations, earnings and cash flows for any period and could cause such results to not be comparable to those of the same period in previous years. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

While CNX did not incur significant disruptions to operations during the three or six months ended June 30, 2020 as a direct result of the COVID-19 pandemic, CNX is unable to predict the impact that the COVID-19 pandemic will have on us, including our financial position, operating results, liquidity and ability to obtain financing in future reporting periods, due to numerous uncertainties. These uncertainties include the volatility and severity of the virus, the duration of the outbreak, the availability of a vaccine, governmental or other actions taken to combat the virus (which could include limitations on our operations or the operations of our customers and vendors), and the effect that the COVID-19 pandemic will have on the demand for natural gas and natural gas liquids. The continued health of our employees, contractors and vendors, and our ability to meet staffing needs in our operations and certain critical functions is vital to our operations and cannot currently be predicted. Further, the continuing impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets as well as other unanticipated consequences remain unknown. In addition, CNX cannot predict the impact that COVID-19 will have on our customers, vendors and contractors; however, any material effect on these parties could adversely impact CNX. For instance, in the short term, CNX is starting to see a reduction in overall service and materials costs, due to oversupply of those services and costs, since industrial production has waned. However, if services providers to our industry are forced into bankruptcy or otherwise consolidate due to weakening economic conditions, demand could outpace supply in the long-term and cause these costs to increase. The situation surrounding COVID-19 remains fluid and unpredictable, and CNX is actively managing our response in collaboration with our contractors, customers, employees and vendors and assessing potential impacts to our financial position and operating results, as well as any adverse developments that could impact our business.

CNX has also taken, and is continuing to take, proactive steps to manage any disruption in our business caused by COVID-19. For instance, even though our operations were not required to close, CNX was an early adopter in employing a work-from-home system, even before any government mandate on non-essential businesses was enacted. CNX increased its technology platform, infrastructure and security to allow for a work-from-home environment ahead of the actual need, and therefore, once the hypothetical became a reality, we believe CNX was ahead of many companies in this respect. CNX has also deployed additional safety protocols at our field sites in order to keep our employees and contractors safe and to keep our operations running without material disruption. As CNX office employees begin to return to work, CNX has implemented certain additional safety measures and protocols in order to maintain the safety of those employees as well.

For further information regarding the impact of COVID-19 see Risk factors in Item 1A of this Form 10-Q.

Marketing Update:

The markets for natural gas, NGL, and crude oil remain volatile, and prices may continue to fluctuate in response to, among other things: Geopolitical factors, such as events that may reduce or increase production from particular oil-producing regions and/or from members of OPEC, and global events, such as the ongoing COVID-19 pandemic. Overall, 2020 NYMEX oil prices have moved downward due in part to concerns about COVID-19 and its impact on near-term worldwide oil demand and due to the increase in oil production by certain members of OPEC. This oversupply of oil and weak demand have caused a domestic oversupply of NGLs and, when combined with current export constraints, NGL prices have been driven to historic lows, although some improvement was seen in the second quarter of 2020 at Mont Belvieu. While OPEC agreed in April of 2020 to cut production, downward pressure on liquids prices has continued and could continue for the foreseeable future, particularly given concerns over available storage capacity for crude oil and other refinery inputs including condensate, C5+ and butane, that could again result in temporary reductions in CNX’s wet gas production. During the six months ended June 30, 2020, sales of natural gas liquids comprised six percent of CNX’s revenue from external customers.

Continued strength in natural gas production, along with reduced heating demand for natural gas as a result of relatively mild winter temperatures throughout most of the United States, accounted for relatively higher inventory levels. Despite an April 12 agreement by the OPEC and its allies to reduce global production by approximately 10%, the economic slowdown and global stay-at-home orders continue to suppress demand for natural gas. The U.S. Energy Information Administration’s (“EIA”) Short-Term Energy Outlook for April 2020 as well as July’s Outlook cite heightened uncertainty because of the economic slowdown, particularly industrial gas demand and changes in energy markets’ supply and demand dynamics.

For the second quarter of 2020 and 2019, CNX's average sales price for natural gas, NGLs, oil, and condensate, including the impact of cash settlements from hedging, was $2.52 per Mcfe and $2.63 per Mcfe, respectively. The average realized price for all liquids for the second quarter of 2020 was $8.73 per barrel compared to $19.14 per barrel in the 2019 quarter.

CNX's weighted average differential from NYMEX in the second quarter of 2020 was negative $0.29 per MMBtu. CNX's average sales price for natural gas before hedging decreased 15.8% to $1.54 per Mcf compared with the average sales price of $1.83 per Mcf in the first quarter of 2020. This decrease results from a lower Henry Hub price offset in part by improved basis pricing. Including the impact of cash settlements from hedging and excluding cash from the April 2020 hedge monetization, CNX's average sales price for natural gas was $0.03 per Mcf, or 1.2%, lower than the three months ended March 31, 2020, and $0.02 per Mcf, or 0.8%, lower than the three months ended June 30, 2019.

During the second quarter of 2020, CNX sold 114.5 Bcfe of produced natural gas, a decrease of 14.9% from the 134.5 Bcfe sold in the year-earlier quarter, primarily due to decreases in Marcellus Shale and Utica Shale volumes. The decrease in volumes was due to the temporary shut-in of a portion of CNX's liquids-rich Shirley-Pennsboro production in May and June of 2020 in response to low NGL prices. Additionally, two new pads of dry gas turn-in-lines from April and May were temporarily shut-in May and June due to low natural gas prices. Total quarterly production costs decreased to $1.92 per Mcfe, compared to the year-earlier quarter of $2.07 per Mcfe, driven primarily by decreases in lease operating expenses and transportation, gathering and compression. Capital expenditures decreased to $135 million in the second quarter of 2020, compared to $329 million of spend in the second quarter of 2019.

Hedging Activity:

Total hedged natural gas production in the 2020 third quarter is 88.9(1) Bcf. The annual gas hedge position is shown in the table below:

	2020	2021
Volumes Hedged (Bcf), as of 7/8/20	437.4(1)(2)	454.1
1Net of purchased swaps.
2Includes actual settlements of 254.0 Bcf.

CNX's hedged gas volumes include a combination of NYMEX financial hedges, index (NYMEX and basis) financial hedges, and physical fixed price sales. In addition, to protect the NYMEX hedge volumes from basis exposure, CNX enters into basis-only financial hedges and physical sales with fixed basis at certain sales points.

In March 2020, CNX monetized and repriced a portion of its 2022, 2023, and 2024 NYMEX natural gas hedge portfolio generating $55.0 million of net proceeds, which were included in (Loss) Gain on Commodity Derivative Instruments in the Consolidated Statements of Income for the six months ended June 30, 2020. Notional quantities were not affected by the restructuring. The remaining 2022 swap contracts with a notional quantity of 113.2 million MMBtus and a weighted average price of $2.80 per MMBtu were repriced to a contract price of $2.40 per MMBtu, 2023 swap contracts with a notional quantity of 51.1 million MMBtus and a weighted average price of $2.69 per MMBtu were repriced to a contract price of $2.48 per MMBtu, and 2024 swap contracts with a notional quantity of 19.2 million MMBtus and a weighted average price of $2.62 per MMBtu were repriced to a contract price of $2.54 per MMBtu. The net proceeds from the monetization were used to reduce the Company’s absolute debt.

In April 2020, CNX monetized and terminated approximately 39 million MMBtus of NYMEX natural gas hedges and a similar quantity of financial basis hedges that were to settle at various times from May through November of 2020. In connection with these monetizations, CNX received $29 million of net proceeds, which are included in (Loss) Gain on Commodity Derivative Instruments in the Consolidated Statements of Income for the three and six months ended June 30, 2020. In addition, during the second quarter of 2020, CNX purchased financial swaps for May through November of 2020 under which CNX will pay a fixed price to and receive a floating price from its hedge counterparties. These transactions provided CNX with additional flexibility to move production to higher price periods while immediately taking the monetization proceeds.

Recent Business Developments:
On July 26, 2020, CNX entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CNXM, CNX Midstream GP LLC (the “General Partner”) and CNX Resources Holdings LLC, a wholly owned subsidiary of CNX (“Merger Sub”), pursuant to which Merger Sub will merge with and into CNXM with CNXM surviving as an indirect wholly owned subsidiary of CNX (the “Merger”). Under the terms of the Merger Agreement, at the effective time of the Merger, each outstanding common unit of CNXM not owned by CNX and its subsidiaries will be converted into the right to receive 0.88 shares of CNX’s common stock.

Except for the Class B units of CNXM, which will automatically be canceled immediately prior to the effective time of the Merger for no consideration in accordance with CNXM’s partnership agreement, the interests in CNXM owned by CNX and its subsidiaries will remain outstanding as limited partner interests in the surviving entity. The General Partner will continue to own the non-economic general partner interest in the surviving entity.

Completion of the Merger is subject to certain customary conditions, including, among others: (i) the receipt of the Written Consent (as defined below); (ii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (iii) the effectiveness of a registration statement on Form S-4 relating to the shares of CNX common stock to be issued pursuant to the Merger Agreement; (iv) approval for listing on the NYSE of the shares of CNX common stock to be issued pursuant to the Merger Agreement; (v) subject to specified materiality standards, the accuracy of certain representations and warranties of the other party; and (vi) compliance by the other party in all material respects with its covenants.

In connection with execution of the Merger Agreement, CNXM and two indirect wholly owned subsidiaries (the “Subsidiaries”) of CNX, entered into a Support Agreement, dated as of July 26, 2020 (the “Support Agreement”), pursuant to which the Subsidiaries have agreed to deliver a written consent (the “Written Consent”), covering all of the CNXM common units beneficially owned by them, approving the Merger. The Merger Agreement and any other matters necessary for consummation of the Merger and the other transactions contemplated in the Merger Agreement.

Upon completion of the Merger, CNXM’s common units will no longer be publicly traded. Subject to the satisfaction or waiver of the conditions described above, the Merger is expected to close in the fourth quarter of 2020.

Results of Operations - Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Net (Loss) Income Attributable to CNX Resources Shareholders

CNX reported a net loss attributable to CNX Resources shareholders of $146 million, or a loss per diluted share of $0.78, for the three months ended June 30, 2020, compared to net income attributable to CNX Resources shareholders of $162 million, or earnings per diluted share of $0.84, for the three months ended June 30, 2019.

	For the Three Months Ended June 30,
(Dollars in thousands)	2020	2019	Variance
Net (Loss) Income	$(130,486)	$192,694	$(323,180)
Less: Net Income Attributable to Noncontrolling Interest	15,263	30,217	(14,954)
Net (Loss) Income Attributable to CNX Resources Shareholders	$(145,749)	$162,477	$(308,226)

CNX consists of two principal business divisions: Exploration and Production (E&P) and Midstream. The operating results of the Company's reportable divisions were as follows for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30, 2020
(Dollars in millions)	E&P Division	Midstream Division	Intercompany Eliminations	Consolidated
Natural Gas, NGL and Oil Revenue	$176	$—	$—	$176
Loss on Commodity Derivative Instruments	(63)	—	—	(63)
Purchased Gas Revenue	20	—	—	20
Midstream Revenue - Related Party	—	54	(54)	—
Midstream Revenue - Third Party	—	12	—	12
Other Operating Income	4	—	—	4
Total Revenue and Other Operating Income	137	66	(54)	149
Operating Expense:
Lease Operating Expense	10	—	—	10
Transportation, Gathering and Compression	104	10	(54)	60
Production, Ad Valorem, and Other Fees	5	—	—	5
Depreciation, Depletion and Amortization	103	11	—	114
Exploration and Production Related Other Costs	3	—	—	3
Purchased Gas Costs	20	—	—	20
Other Operating Expense	28	—	—	28
Selling, General and Administrative Costs	19	4	—	23
Total Operating Costs and Expenses	292	25	(54)	263
Interest Expense	37	9	—	46
Loss on Asset Sales and Abandonments, net	—	2	—	2
Total Division Costs	329	36	(54)	311
(Loss) Earnings Before Income Tax	$(192)	$30	$—	$(162)

	For the Three Months Ended June 30, 2019
(Dollars in millions)	E&P Division	Midstream Division	Intercompany Eliminations	Consolidated
Natural Gas, NGL and Oil Revenue	$343	$—	$—	$343
Gain on Commodity Derivative Instruments	221	—	—	221
Purchased Gas Revenue	19	—	—	19
Midstream Revenue - Related Party	—	60	(60)	—
Midstream Revenue - Third Party	—	18	—	18
Other Operating Income	3	—	—	3
Total Revenue and Other Operating Income	586	78	(60)	604
Operating Expense:
Lease Operating Expense	20	—	—	20
Transportation, Gathering and Compression	132	13	(60)	85
Production, Ad Valorem, and Other Fees	7	—	—	7
Depreciation, Depletion and Amortization	121	8	—	129
Exploration and Production Related Other Costs	5	—	—	5
Purchased Gas Costs	19	—	—	19
Other Operating Expense	18	—	—	18
Selling, General and Administrative Costs	44	5	—	49
Total Operating Costs and Expenses	366	26	(60)	332
Interest Expense	32	8	—	40
Total Division Costs	398	34	(60)	372
Earnings Before Income Tax	$188	$44	$—	$232

The principal activity of the E&P Division is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P Division's reportable segments are Marcellus Shale, Utica Shale, Coalbed Methane, and Other Gas.

CNX's E&P Division had a loss before income tax of $192 million for the three months ended June 30, 2020, compared to earnings before income tax of $188 million for the three months ended June 30, 2019. Included in the loss for the three months ended June 30, 2020 was an unrealized loss on commodity derivative instruments of $205 million. Included in the earnings for the three months ended June 30, 2019 was an unrealized gain on commodity derivative instruments of $211 million.

CNX's Midstream Division's principal activity is the ownership, operation, development and acquisition of natural gas gathering and other midstream energy assets, through CNX Gathering and CNXM, which provide natural gas gathering services for the Company's produced gas, as well as for other independent third-parties in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia. Excluded from the Midstream Division are the gathering assets and operations of CNX that have not been contributed to CNX Gathering and CNXM. CNX's Midstream Division had earnings before income tax of $30 million for the three months ended June 30, 2020, compared to earnings before income tax of $44 million for the three months ended June 30, 2019.

E&P Division Summary
Sales volumes, average sales prices (including the effects of settled derivative instruments and excluding monetization), and average costs for the E&P Division were as follows:

	For the Three Months Ended June 30,
	2020	2019	Variance	Percent Change
Sales Volumes (Bcfe)	114.5	134.5	(20.0)	(14.9)%

Average Sales Price - Gas (per Mcf)	$1.54	$2.51	$(0.97)	(38.6)%
Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)*	$1.03	$0.08	$0.95	1,187.5%
Average Sales Price - NGL (per Mcfe)**	$1.31	$3.06	$(1.75)	(57.2)%
Average Sales Price - Oil (per Mcfe)**	$5.15	$8.42	$(3.27)	(38.8)%
Average Sales Price - Condensate (per Mcfe)**	$4.20	$7.56	$(3.36)	(44.4)%

Average Sales Price (per Mcfe)	$2.52	$2.63	$(0.11)	(4.2)%
Lease Operating Expense (per Mcfe)	0.09	0.15	(0.06)	(40.0)%
Production, Ad Valorem, and Other Fees (per Mcfe)	0.05	0.05	—	—%
Transportation, Gathering and Compression (per Mcfe)	0.91	0.98	(0.07)	(7.1)%
Depreciation, Depletion and Amortization (DD&A) (per Mcfe)	0.87	0.89	(0.02)	(2.2)%
Average Costs (per Mcfe)	$1.92	$2.07	$(0.15)	(7.2)%
Average Margin (per Mcfe)	$0.60	$0.56	$0.04	7.1%

* Excluding $29 million gain from hedge monetization
**NGL and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.

Natural gas, NGL, and oil revenue was $176 million for the three months ended June 30, 2020, compared to $343 million for the three months ended June 30, 2019. The decrease was primarily due to the 4.2% decrease in the average sales price driven by lower natural gas and NGL prices.

The decrease in average sales price was primarily the result of the $0.97 per Mcf decrease in general natural gas prices, when excluding the impact of hedging, in the markets in which CNX sells its natural gas. There was also a $0.04 per Mcfe decrease in the uplift from NGL and condensate sales volumes when excluding the impact of hedging. Both decreases were offset, in-part, by the $0.95 per Mcf increase in the realized gain on commodity derivative instruments related to the Company's hedging program.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense decreased on a per unit basis primarily due to a decrease in water disposal costs in the period-to-period comparison due to an increased reuse of produced water in well completions in the current period.
•Transportation, gathering, and compression expense decreased on a per unit basis primarily due to lower processing costs due to a drier production mix and a decrease in firm transportation due to lower gas sales volumes.

The following table presents a breakout of net liquid and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Three Months Ended June 30,
in thousands (unless noted)	2020	2019	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	4,741	7,855	(3,114)	(39.6)%
Sales Volume (Mbbls)	790	1,309	(519)	(39.6)%
Gross Price ($/Bbl)	$7.86	$18.36	$(10.50)	(57.2)%
Gross Revenue	$6,226	$24,025	$(17,799)	(74.1)%

Oil:
Sales Volume (MMcfe)	50	10	40	400.0%
Sales Volume (Mbbls)	8	2	6	300.0%
Gross Price ($/Bbl)	$30.90	$50.52	$(19.62)	(38.8)%
Gross Revenue	$259	$89	$170	191.0%

Condensate:
Sales Volume (MMcfe)	186	222	(36)	(16.2)%
Sales Volume (Mbbls)	31	37	(6)	(16.2)%
Gross Price ($/Bbl)	$25.20	$45.36	$(20.16)	(44.4)%
Gross Revenue	$781	$1,680	$(899)	(53.5)%

GAS
Sales Volume (MMcf)	109,527	126,378	(16,851)	(13.3)%
Sales Price ($/Mcf)	$1.54	$2.51	$(0.97)	(38.6)%
Gross Revenue	$168,510	$317,071	$(148,561)	(46.9)%

Hedging Impact ($/Mcf)	$1.03	$0.08	$0.95	1,187.5%
Gain on Commodity Derivative Instruments - Cash Settlement*	113,241	10,672	102,569	961.1%
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

	For the Three Months Ended June 30,
(in millions)	2020	2019	Variance	Percent Change
SG&A
Long-Term Equity-Based Compensation (Non-Cash)	$2	$24	$(22)	(91.7)%
Salaries and Wages	7	10	(3)	(30.0)%
Short-Term Incentive Compensation	3	3	—	—%
Other	11	12	(1)	(8.3)%
Total SG&A	$23	$49	$(26)	(53.1)%

•Long-term equity-based compensation decreased $22 million in the period-to-period comparison due to a change in control event that occurred in the second quarter of 2019 and resulted in the acceleration of vesting of certain restricted stock units and performance share units held by certain employees. See Note 2 - Earnings Per Share in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•Salaries and Wages decreased $3 million due to an overall reduction in employees and employee related costs.

Unallocated Expense

Certain costs and expenses, such as other expense (income), gain on asset sales related to non-core assets, (gain) loss on debt extinguishment and income taxes are unallocated expenses and therefore are excluded from the per unit costs above as well as segment reporting. Below is a summary of these costs and expenses:

Other Expense (Income)

	For the Three Months Ended June 30,
(in millions)	2020	2019	Variance	Percent Change
Other Income
Right of Way Sales	$1	$3	$(2)	(66.7)%
Royalty Income	—	1	(1)	(100.0)%
Other	—	1	(1)	(100.0)%
Total Other Income	$1	$5	$(4)	(80.0)%

Other Expense
Professional Services	$2	$1	$1	100.0%
Bank Fees	3	2	1	50.0%
Corporate Expense	1	1	—	—%
Total Other Expense	$6	$4	$2	50.0%

Total Other Expense (Income)	$5	$(1)	$6	600.0%

Gain on Asset Sales and Abandonments, net

A gain on asset sales of $8 million related to the sale of various non-core assets was recognized in the three months ended June 30, 2020 compared to a nominal gain in the three months ended June 30, 2019.

Also refer to the discussion of Loss on Asset Sales and Abandonments contained in the section "Total Midstream Division Analysis" of this Form 10-Q for additional items that are not part of Unallocated Expense.

Loss (Gain) Loss on Debt Extinguishment

A nominal loss on debt extinguishment was recognized in each of the three months ended June 30, 2020 and 2019. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

The effective income tax rate was 18.0% for the three months ended June 30, 2020 compared to 17.5% for the three months ended June 30, 2019. The effective rate for the three months ended June 30, 2020 and 2019 differs from the U.S. Federal statutory rate of 21% primarily due to the impact of noncontrolling interest, equity compensation and state income taxes.

See Note 4 - Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

	For the Three Months Ended June 30,
(in millions)	2020	2019	Variance	Percent Change
Total Company (Loss) Earnings Before Income Tax	$(159)	$233	$(392)	(168.2)%
Income Tax (Benefit) Expense	$(29)	$41	$(70)	(170.7)%
Effective Income Tax Rate	18.0%	17.5%	0.5%

TOTAL E&P DIVISION ANALYSIS for the three months ended June 30, 2020 compared to the three months ended June 30, 2019:

The E&P division had a loss before income tax of $192 million for the three months ended June 30, 2020 compared to earnings before income tax of $188 million for the three months ended June 30, 2019. Variances by individual operating segment are discussed below.

	For the Three Months Ended					Difference to Three Months Ended
	June 30, 2020					June 30, 2019
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGL and Oil Revenue	$123	$29	$23	$1	$176	$(114)	$(37)	$(17)	$1	$(167)
Gain (Loss) on Commodity Derivative Instruments	79	21	13	(176)	(63)	72	19	12	(387)	(284)
Purchased Gas Revenue	—	—	—	20	20	—	—	—	1	1
Other Operating Income	—	—	—	4	4	—	—	—	1	1
Total Revenue and Other Operating Income	202	50	36	(151)	137	(42)	(18)	(5)	(384)	(449)
Lease Operating Expense	5	1	4	—	10	(6)	(3)	—	(1)	(10)
Production, Ad Valorem, and Other Fees	3	1	1	—	5	(1)	(1)	(1)	1	(2)
Transportation, Gathering and Compression	86	8	9	1	104	(28)	—	(1)	1	(28)
Depreciation, Depletion and Amortization	50	32	15	6	103	(15)	(4)	(2)	3	(18)
Exploration and Production Related Other Costs	—	—	—	3	3	—	—	—	(2)	(2)
Purchased Gas Costs	—	—	—	20	20	—	—	—	1	1
Other Operating Expense	—	—	—	28	28	—	—	—	10	10
Selling, General and Administrative Costs	—	—	—	19	19	—	—	—	(25)	(25)
Total Operating Costs and Expenses	144	42	29	77	292	(50)	(8)	(4)	(12)	(74)
Interest Expense	—	—	—	37	37	—	—	—	5	5
Total E&P Division Costs	144	42	29	114	329	(50)	(8)	(4)	(7)	(69)
Earnings (Loss) Before Income Tax	$58	$8	$7	$(265)	$(192)	$8	$(10)	$(1)	$(377)	$(380)
Note: Included in the table above is a related party transportation, gathering and compression charge of $54 million that is offset in the Midstream Division in Midstream Revenue - Related Party. Of this charge, $52 million related to Marcellus and $2 million related to Utica. See Note 14 - Segment Information in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-Q for additional information.

MARCELLUS SEGMENT

The Marcellus segment had earnings before income tax of $58 million for the three months ended June 30, 2020 compared to earnings before income tax of $50 million for the three months ended June 30, 2019.

	For the Three Months Ended June 30,
	2020	2019	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	75.3	84.3	(9.0)	(10.7)%
NGL Sales Volumes (Bcfe)*	4.7	7.9	(3.2)	(40.5)%
Condensate Sales Volumes (Bcfe)*	0.1	0.2	(0.1)	(50.0)%
Total Marcellus Sales Volumes (Bcfe)*	80.1	92.4	(12.3)	(13.3)%

Average Sales Price - Gas (per Mcf)	$1.55	$2.51	$(0.96)	(38.2)%
Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$1.05	$0.08	$0.97	1212.5%
Average Sales Price - NGL (per Mcfe)*	$1.30	$3.06	$(1.76)	(57.5)%
Average Sales Price - Condensate (per Mcfe)*	$2.74	$7.52	$(4.78)	(63.6)%

Total Average Marcellus Sales Price (per Mcfe)	$2.53	$2.64	$(0.11)	(4.2)%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.06	0.12	(0.06)	(50.0)%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.04	0.04	—	—%
Average Marcellus Transportation, Gathering and Compression Costs (per Mcfe)	1.07	1.24	(0.17)	(13.7)%
Average Marcellus Depreciation, Depletion and Amortization Costs (per Mcfe)	0.64	0.69	(0.05)	(7.2)%
Total Average Marcellus Costs (per Mcfe)	$1.81	$2.09	$(0.28)	(13.4)%
Average Margin for Marcellus (per Mcfe)	$0.72	$0.55	$0.17	30.9%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGL and oil revenue of $123 million for the three months ended June 30, 2020 compared to $237 million for the three months ended June 30, 2019. The $114 million decrease was primarily due to a 38.2% decrease in the average sale price for natural gas and a 57.5% decrease in the average sale price of NGLs, along with a 13.3% decrease in total Marcellus sales volumes. The decrease in volumes was due to the temporary shut-in of a portion of CNX's liquids-rich Shirley-Pennsboro production in May and June of 2020 in response to low NGL prices. Additionally, two new pads of dry gas turn-in-lines from April and May were temporarily shut-in during May and June due to low natural gas prices.

The decrease in the total average Marcellus sales price was primarily due to a $0.96 per Mcf decrease in the average sales price for natural gas and a $1.76 per Mcfe decrease in the average NGL sales price, offset in part by a $0.97 per Mcf increase in the realized gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 81.1 Bcf of the Company's produced Marcellus gas sales volumes for the three months ended June 30, 2020 at an average gain of $0.97 per Mcf. For the three months ended June 30, 2019, these financial hedges represented approximately 61.9 Bcf at an average gain of $0.11 per Mcf.

Total operating costs and expenses for the Marcellus segment were $144 million for the three months ended June 30, 2020 compared to $194 million for the three months ended June 30, 2019. The decrease in total dollars and decrease in unit costs for the Marcellus segment were due to the following items:

•Marcellus lease operating expenses were $5 million for the three months ended June 30, 2020 compared to $11 million for the three months ended June 30, 2019. The decrease in total dollars and in unit costs was primarily due to a decrease in water disposal costs in the current period due to an increase in the reuse of produced water in well completions activity.

•Marcellus transportation, gathering and compression costs were $86 million for the three months ended June 30, 2020 compared to $114 million for the three months ended June 30, 2019. The decrease in total dollars was primarily related to lower processing costs due to a drier production mix and a decrease in firm transportation due to lower gas sales volumes. The decrease in unit costs was driven by the drier production mix.

•Depreciation, depletion and amortization costs attributable to the Marcellus segment were $50 million for the three months ended June 30, 2020 compared to $65 million for the three months ended June 30, 2019. These amounts included depletion on a unit of production basis of $0.62 per Mcfe and $0.69 per Mcfe, respectively. The decrease in units of production depreciation, depletion and amortization rate in the current period is the result of positive reserve revisions within our core development area and lower costs reserves added in our core development area from the 2019 development program. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

UTICA SEGMENT

The Utica segment had earnings before income tax of $8 million for the three months ended June 30, 2020 compared to earnings before income tax of $18 million for the three months ended June 30, 2019.

	For the Three Months Ended June 30,
	2020	2019	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	21.2	28.1	(6.9)	(24.6)%
Condensate Sales Volumes (Bcfe)*	0.1	—	0.1	100.0%
Total Utica Sales Volumes	21.3	28.1	(6.8)	(24.2)%

Average Sales Price - Gas (per Mcf)	$1.35	$2.34	$(0.99)	(42.3)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$1.00	$0.10	$0.90	900.0%
Average Sales Price - Condensate (per Mcfe)*	$6.48	$—	$6.48	100.0%

Total Average Utica Sales Price (per Mcfe)	$2.37	$2.44	$(0.07)	(2.9)%
Average Utica Lease Operating Expenses (per Mcfe)	0.06	0.15	(0.09)	(60.0)%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.06	0.05	0.01	20.0%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.40	0.27	0.13	48.1%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	1.50	1.33	0.17	12.8%
Total Average Utica Costs (per Mcfe)	$2.02	$1.80	$0.22	12.2%
Average Margin for Utica (per Mcfe)	$0.35	$0.64	$(0.29)	(45.3)%
* Condensate is converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of condensate and natural gas prices.

The Utica segment had natural gas revenue of $29 million for the three months ended June 30, 2020 compared to $66 million for the three months ended June 30, 2019. The $37 million decrease was due to the 24.2% decrease in total Utica sales volumes and a 42.3% decrease in the average sales price for natural gas. The decrease in total Utica sales volumes was primarily due to normal production declines.

The decrease in total average Utica sales price was due to a $0.99 per Mcf decrease in average gas sales price. This was offset in part by a $0.90 per Mcf increase in the realized gain on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 21.9 Bcf of the Company's produced Utica gas sales volumes for the three months ended June 30, 2020 at an average gain of 0.97 per Mcf. For the three months ended June 30, 2019, these financial hedges represented approximately 19.3 Bcf at an average gain of $0.14 per Mcf.

Total operating costs and expenses for the Utica segment were $42 million for the three months ended June 30, 2020 compared to $50 million for the three months ended June 30, 2019. The decrease in total dollars and increase in unit costs for the Utica segment were due to the following items:

•Utica lease operating expense was $1 million for the three months ended June 30, 2020 compared to $4 million for the three months ended June 30, 2019. The decrease in total dollars was primarily due to a decrease in water disposal costs due to lower production volumes, an increase in reuse of produced water in well completions and a reduction in well operating costs due to the overall decrease in Utica volumes. The decrease in unit costs was driven by the decrease in total dollars.

•Utica transportation, gathering and compression costs remained consistent at $8 million for both the three months ended June 30, 2020 and 2019. The $0.13 per Mcfe increase in unit costs was driven by an increase in utilization of firm transportation contracts for Ohio production in 2020.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $32 million for the three months ended June 30, 2020 compared to $36 million for the three months ended June 30, 2019. These amounts included depletion on a unit of production basis of $1.49 per Mcfe and $1.18 per Mcfe, respectively. The increase in the units of production depreciation, depletion and amortization rate was due to negative reserve revisions in the current period and higher cost reserves added from the 2019 development program. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

COALBED METHANE (CBM) SEGMENT

The CBM segment had earnings before income tax of $7 million for the three months ended June 30, 2020 compared to earnings before income tax of $8 million for the three months ended June 30, 2019.

	For the Three Months Ended June 30,
	2020	2019	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	13.1	13.9	(0.8)	(5.8)%

Average Sales Price - Gas (per Mcf)	$1.75	$2.85	$(1.10)	(38.6)%
Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$0.99	$0.08	$0.91	1137.5%

Total Average CBM Sales Price (per Mcf)	$2.74	$2.93	$(0.19)	(6.5)%
Average CBM Lease Operating Expenses (per Mcf)	0.31	0.32	(0.01)	(3.1)%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.09	0.13	(0.04)	(30.8)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.65	0.71	(0.06)	(8.5)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.19	1.22	(0.03)	(2.5)%
Total Average CBM Costs (per Mcf)	$2.24	$2.38	$(0.14)	(5.9)%
Average Margin for CBM (per Mcf)	$0.50	$0.55	$(0.05)	(9.1)%

The CBM segment had natural gas revenue of $23 million for the three months ended June 30, 2020 compared to $40 million for the three months ended June 30, 2019. The $17 million decrease was due to the 5.8% decrease in total CBM sales volumes and the 38.6% decrease in the average sales price for natural gas. The decrease in CBM sales volumes was primarily due to normal production declines.

The total average CBM sales price decreased $0.19 per Mcf due to a $1.10 per Mcf decrease in average gas sales price, offset in part by a $0.91 per Mcf increase in the gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 13.5 Bcf of the Company's produced CBM sales volumes for the three months ended June 30, 2020 at an average gain of $0.96 per Mcf. For the three months ended June 30, 2019, these financial hedges represented approximately 9.5 Bcf at an average gain of $0.11 per Mcf.

Total operating costs and expenses for the CBM segment were $29 million for the three months ended June 30, 2020 compared to $33 million for the three months ended June 30, 2019. The decrease in total dollars and decrease in unit costs for the CBM segment were due to the following items:

•CBM lease operating expense remained consistent at $4 million for both the three months ended June 30, 2020 and 2019. The decrease in unit costs was driven by the decrease in employee costs allocated to the CBM segment.

•CBM transportation, gathering and compression costs were $9 million for the three months ended June 30, 2020 compared to $10 million for the three months ended June 30, 2019. The decrease in total dollars as well as the decrease in unit costs were primarily related to decreases in electrical power expense, compressor rentals and operations labor, offset in part by an increase in non-routine repairs.

•Depreciation, depletion and amortization costs attributable to the CBM segment were at $15 million for the three months ended June 30, 2020 compared to $17 million for the three months ended June 30, 2019. These amounts included depletion on a unit of production basis of $0.67 per Mcfe and $0.70 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate was due to positive reserve revisions. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.
OTHER GAS SEGMENT

The Other Gas segment had a loss before income tax of $265 million for the three months ended June 30, 2020 compared to earnings before income tax of $112 million for the three months ended June 30, 2019.

	For the Three Months Ended June 30,
	2020	2019	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	—	0.1	(0.1)	(100.0)%

The Other Gas segment includes activity not assigned to the Marcellus, Utica, or CBM segments. This segment also includes unrealized gain or loss on commodity derivative instruments, realized gain on commodity derivative instruments that were monetized prior to their settlement dates, purchased gas activity, exploration and production related other costs and other operational activity not assigned to a specific segment.

There was nominal natural gas revenue related to the Other Gas segment for the three months ended June 30, 2020 and June 30, 2019. Total operating costs and expenses related to these other gas sales volumes were $3 million for the three months ended June 30, 2020 compared to $1 million for the three months ended June 30, 2019.

Gain or Loss on Commodity Derivative Instruments and Monetization

For the three months ended June 30, 2020, the Other Gas segment recognized an unrealized loss on commodity derivative instruments of $205 million as well as cash settlements received of $29 million for commodity derivative instruments that were monetized prior to their settlement dates. For the three months ended June 30, 2019, the Other Gas segment recognized an unrealized gain on commodity derivative instruments of $211 million. The unrealized loss/gain on commodity derivative instruments represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis.

In April 2020, CNX monetized and terminated approximately 39 million MMBtus of NYMEX natural gas hedges and a similar quantity of financial basis hedges that were to settle at various times from May through November of 2020. In connection with these monetizations, CNX received $29 million of net proceeds, which are included in (Loss) Gain on Commodity Derivative Instruments in the Consolidated Statements of Income for the three months ended June 30, 2020. In addition, during the second quarter of 2020, CNX purchased financial swaps for May through November of 2020 under which CNX will pay a fixed price to and receive a floating price from its hedge counterparties. These transactions provided CNX with additional flexibility to move production to higher price periods while immediately taking the monetization proceeds.

Purchased Gas

Purchased gas volumes represent volumes of gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenues were $20 million for the three months ended June 30, 2020 compared to $19 million for the three months ended June 30, 2019. Purchased gas costs were $20 million for the three months ended June 30, 2020 compared to $19 million for the three months ended June 30, 2019. The period-to-period increase in purchased gas revenue was due to an increase in purchased gas sales volumes, offset in part by a decrease in averages sales price.

	For the Three Months Ended June 30,
	2020	2019	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	14.4	7.8	6.6	84.6%
Average Sales Price (per Mcf)	$1.42	$2.40	$(0.98)	(40.8)%
Average Cost (per Mcf)	$1.39	$2.40	$(1.01)	(42.1)%

Other Operating Income

Other operating income was $4 million for the three months ended June 30, 2020 compared to $3 million for the three months ended June 30, 2019. The $1 million increase was due to the following items:

	For the Three Months Ended June 30,
(in millions)	2020	2019	Variance	Percent Change
Water Income	$2	$—	$2	100.0%
Gathering Income	3	2	1	50.0%
Equity in (Loss) Earnings of Affiliates	(1)	1	(2)	(200.0)%
Total Other Operating Income	$4	$3	$1	33.3%

•Water income increased $2 million due to increased sales of freshwater to third-parties for hydraulic fracturing in the 2020 period and revenue for accepting deliveries of produced water from third-parties for reuse in the Company's hydraulic fracturing.

Exploration and Production Related Other Costs

Exploration and production related other costs were $3 million for the three months ended June 30, 2020 compared to $5 million for the three months ended June 30, 2019. The $2 million decrease was due to the following items:

	For the Three Months Ended June 30,
(in millions)	2020	2019	Variance	Percent Change
Lease Expiration Costs	$2	$3	$(1)	(33.3)%
Land Rentals	1	2	(1)	(50.0)%
Total Exploration and Production Related Other Costs	$3	$5	$(2)	(40.0)%

Other Operating Expense

Other operating expense was $28 million for the three months ended June 30, 2020 compared to $18 million for the three months ended June 30, 2019. The $10 million increase was due to the following items:

	For the Three Months Ended June 30,
(in millions)	2020	2019	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$21	$14	$7	50.0%
Idle Equipment and Service Charges	3	3	—	—%
Insurance Expense	1	1	—	—%
Other	3	—	3	100.0%
Total Other Operating Expense	$28	$18	$10	55.6%

•Unutilized firm transportation and processing fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. The increase of $7 million in the period-to-period comparison was primarily due to previously acquired capacity which was not utilized during the current period to transport the Company's flowing production production or to process the Company’s wet natural gas production. The increase in unutilized capacity results in part from the temporary shut-in of a portion of CNX's liquids-rich Shirley-Pennsboro production in May and June of 2020 in response to low NGL prices. In some instances, the Company may have the opportunity to realize more favorable net pricing by strategically choosing to sell natural gas into a market or to a customer that does not require the use of the Company’s own firm transportation capacity. Such sales would increase unutilized firm transportation expense. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Gathering Income in Total Other Operating Income above. There were no unutilized fees related to the Midstream Division during the three months ended June 30, 2020 or 2019.

Selling, General and Administrative

SG&A costs represent direct charges for the management and operation of CNX's E&P division. SG&A costs were $19 million for the three months ended June 30, 2020 compared to $44 million for the three months ended June 30, 2019. Refer to the discussion of total company SG&A costs contained in the section "Net (Loss) Income Attributable to CNX Resources Shareholders" of this Form 10-Q for a detailed cost explanation.

Interest Expense

Interest expense of $37 million was recognized in the three months ended June 30, 2020 compared to $32 million in the three months ended June 30, 2019. The $5 million increase was primarily due to the addition of $345 million of convertible senior notes due 2026 during the three months ended June 30, 2020 and of the $125 million Cardinal States Facility and $50 million CSG Holdings Facility during the three months ended March 31, 2020. Realized and unrealized losses on interest rate swap agreements also contributed to the increase. These increases were offset in part by the purchase of $71 million of the outstanding 5.875% senior notes due in April 2022 during the three months ended March 31, 2020, as well as lower borrowings on the CNX credit facility. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

TOTAL MIDSTREAM DIVISION ANALYSIS for the three months ended June 30, 2020 compared to the three months ended June 30, 2019:

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

Prior to the IDR Elimination Transaction, CNX Gathering held all of the interests in CNX Midstream GP LLC, which held both the general partner and limited partner interests in CNXM. CNX has owned and controlled 100% of CNX Gathering LLC, since January 2018 making CNXM a single-sponsor master limited partnership and thus the Company consolidates CNXM.

	For the Three Months Ended June 30,
(in millions)	2020	2019	Variance
Midstream Revenue - Related Party	$54	$60	$(6)
Midstream Revenue - Third Party	12	18	(6)
Total Revenue	$66	$78	$(12)

Transportation, Gathering and Compression	$10	$13	$(3)
Depreciation, Depletion and Amortization	11	8	3
Selling, General, and Administrative Costs	4	5	(1)
Total Operating Costs and Expenses	25	26	(1)
Loss on Asset Sales and Abandonments, net	2	—	2
Interest Expense	9	8	1
Total Midstream Division Costs	36	34	2
Earnings Before Income Tax	$30	$44	$(14)

Midstream Revenue

Midstream revenue consists of revenue related to volumes gathered on behalf of CNX and other third-party natural gas producers. CNXM charges a higher fee for natural gas that is shipped on its wet system compared to gas shipped through its dry system. CNXM revenue can also be impacted by the relative mix of gathered volumes by area, which may vary depending upon delivery point and may change dynamically depending on commodity prices at time of shipment. Total Midstream revenue decreased $12 million primarily due to a 49.0% decrease in gathered volumes of wet gas, offset in part by an increase of 18.0% in gathered volumes of dry gas in the period-to-period comparison. The decrease in wet gas volumes was the result of temporary production curtailments by related party and third party customers. This decrease was offset in part by well turn-in-line activity that occurred over the past twelve months.

The table below summarizes volumes gathered by gas type:

	For the Three Months Ended June 30,
	2020	2019	Variance
Dry Gas (BBtu/d) (*)	1,047	891	156
Wet Gas (BBtu/d) (*)	373	731	(358)
Other (BBtu/d) (*)(**)	273	178	95
Total Gathered Volumes	1,693	1,800	(107)
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

Transportation, Gathering and Compression

Transportation, Gathering and Compression costs were $10 million for the three months ended June 30, 2020 compared to $13 million for the three months ended June 30, 2019, and are comprised of items directly related to the cost of gathering natural gas at the wellhead and transporting it to interstate pipelines or other local sales points. These costs include items such as electrically-powered compression, compressor rental, repairs and maintenance, supplies, treating and contract services.

Selling, General and Administrative Expense

SG&A expense is comprised of direct charges for the management and operation of CNXM assets. SG&A costs were $4 million for the three months ended June 30, 2020 compared to $5 million for the three months ended June 30, 2019. Refer to the discussion of total Company SG&A costs contained in the section "Net (Loss) Income Attributable to CNX Resources Shareholders" of this Form 10-Q for a detailed cost explanation.

Depreciation, Depletion and Amortization Expense

Depreciation expense is recognized on gathering and other equipment on a straight-line basis, with useful lives ranging from 25 years to 40 years.

Loss on Asset Sales and Abandonments, net

During the three months ended June 30, 2020, due to ongoing assessments of projects that generate the highest returns on invested capital, CNXM abandoned the construction of a pipeline project that was designed to support additional production within certain operating areas, as well as land right-of-ways, resulting in a loss of $2 million that is included in (Gain) Loss on Assets Sales and Abandonments, net in the Consolidated Statements of Income. No such transactions occurred in the prior period.

Interest Expense

Interest expense is comprised of interest on the outstanding balance under CNXM's senior notes due 2026 and its revolving credit facility. Interest expense was $9 million for the three months ended June 30, 2020 compared to $8 million for the three months ended June 30, 2019.

Results of Operations - Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

Net (Loss) Income Attributable to CNX Resources Shareholders
CNX reported a net loss attributable to CNX Resources shareholders of $475 million, or a loss per diluted share of $2.54, for the six months ended June 30, 2020, compared to net income attributable to CNX Resources shareholders of $75 million, or earnings per diluted share of $0.38, for the six months ended June 30, 2019.

	For the Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Variance
Net (Loss) Income	$(435,709)	$128,044	$(563,753)
Less: Net Income Attributable to Noncontrolling Interest	39,126	52,904	(13,778)
Net (Loss) Income Attributable to CNX Resources Shareholders	$(474,835)	$75,140	$(549,975)

CNX consists of two principal business divisions: Exploration and Production (E&P) and Midstream. The operating results of the Company's reportable divisions were as follows for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30, 2020
(Dollars in millions)	E&P Division	Midstream Division	Intercompany Eliminations	Consolidated
Natural Gas, NGL and Oil Revenue	$427	$—	$—	$427
Gain on Commodity Derivative Instruments	52	—	—	52
Purchased Gas Revenue	47	—	—	47
Midstream Revenue - Related Party	—	117	(117)	—
Midstream Revenue - Third Party	—	30	—	30
Other Operating Income	9	—	—	9
Total Revenue and Other Operating Income	535	147	(117)	565
Operating Expense:
Lease Operating Expense	20	—	—	20
Transportation, Gathering and Compression	237	23	(117)	143
Production, Ad Valorem, and Other Fees	12	—	—	12
Depreciation, Depletion and Amortization	222	21	—	243
Impairment of Exploration and Production Properties	62	—	—	62
Impairment of Goodwill	—	473	—	473
Exploration and Production Related Other Costs	7	—	—	7
Purchased Gas Costs	45	—	—	45
Other Operating Expense	47	—	—	47
Selling, General and Administrative Costs	44	9	—	53
Total Operating Costs and Expenses	696	526	(117)	1,105
Interest Expense	78	17	—	95
Loss on Asset Sales and Abandonments, net	—	2	—	2
Other Expense	—	1	—	1
Total Division Costs	774	546	(117)	1,203
Loss Before Income Tax	$(239)	$(399)	$—	$(638)

	For the Six Months Ended June 30, 2019
(Dollars in millions)	E&P Division	Midstream Division	Intercompany Eliminations	Consolidated
Natural Gas, NGL and Oil Revenue	$779	$—	$—	$779
Gain on Commodity Derivative Instruments	26	—	—	26
Purchased Gas Revenue	35	—	—	35
Midstream Revenue - Related Party	—	114	(114)	—
Midstream Revenue - Third Party	—	37	—	37
Other Operating Income	6	—	—	6
Total Revenue and Other Operating Income	846	151	(114)	883
Operating Expense:
Lease Operating Expense	39	—	—	39
Transportation, Gathering and Compression	253	24	(114)	163
Production, Ad Valorem, and Other Fees	15	—	—	15
Depreciation, Depletion and Amortization	238	16	—	254
Exploration and Production Related Other Costs	8	—	—	8
Purchased Gas Costs	35	—	—	35
Other Operating Expense	41	—	—	41
Selling, General and Administrative Costs	74	11	—	85
Total Operating Costs and Expenses	703	51	(114)	640
Interest Expense	61	15	—	76
Loss on Asset Sales and Abandonments, net	—	7	—	7
Other Expense	—	1	—	1
Total Division Costs	764	74	(114)	724
Earnings Before Income Tax	$82	$77	$—	$159

The principal activity of the E&P Division is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The E&P Division's reportable segments are Marcellus Shale, Utica Shale, Coalbed Methane, and Other Gas.

CNX's E&P Division had a loss before income tax of $239 million for the six months ended June 30, 2020, compared to earnings before income tax of $82 million for the six months ended June 30, 2019. Included in the loss for the six months ended June 30, 2020 was a $62 million non-cash impairment charge related to exploration and production properties and an unrealized loss on commodity derivative instruments of $241 million. Included in the earnings for the six months ended June 30, 2019 was an unrealized gain on commodity derivative instruments of $57 million.

CNX's Midstream Division's principal activity is the ownership, operation, development and acquisition of natural gas gathering and other midstream energy assets, through CNX Gathering and CNXM, which provide natural gas gathering services for the Company's produced gas, as well as for other independent third-parties in the Marcellus Shale and Utica Shale in Pennsylvania and West Virginia. Excluded from the Midstream Division are the gathering assets and operations of CNX that have not been contributed to CNX Gathering and CNXM. CNX's Midstream Division had a loss before income tax of $399 million for the six months ended June 30, 2020, compared to earnings before income tax of $77 million for the six months ended June 30, 2019. Included in the loss for the six months ended June 30, 2020 was a $473 million non-cash impairment charge related to goodwill. No such impairments occurred in the six months ended June 30, 2019.

E&P Division Summary
Sales volumes, average sales prices (including the effects of settled derivative instruments and excluding monetization), and average costs for the E&P Division were as follows:

	For the Six Months Ended June 30,
	2020	2019	Variance	Percent Change
Sales Volumes (Bcfe)	248.9	267.5	(18.6)	(7.0)%

Average Sales Price - Gas (per Mcf)	$1.69	$2.86	$(1.17)	(40.9)%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)*	$0.89	$(0.12)	$1.01	841.7%
Average Sales Price - NGL (per Mcfe)**	$1.97	$3.70	$(1.73)	(46.8)%
Average Sales Price - Oil (per Mcfe)**	$6.77	$7.63	$(0.86)	(11.3)%
Average Sales Price - Condensate (per Mcfe)**	$5.49	$6.91	$(1.42)	(20.5)%

Average Sales Price (per Mcfe)	$2.56	$2.80	$(0.24)	(8.6)%
Lease Operating Expense (per Mcfe)	0.08	0.14	(0.06)	(42.9)%
Production, Ad Valorem, and Other Fees (per Mcfe)	0.04	0.05	(0.01)	(20.0)%
Transportation, Gathering and Compression (per Mcfe)	0.95	0.95	—	—%
Depreciation, Depletion and Amortization (DD&A) (per Mcfe)	0.88	0.89	(0.01)	(1.1)%
Average Costs (per Mcfe)	$1.95	$2.03	$(0.08)	(3.9)%
Average Margin (per Mcfe)	$0.61	$0.77	$(0.16)	(20.8)%

* Excluding gain from hedge monetization
**NGL and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.

Natural gas, NGL, and oil revenue was $427 million for the six months ended June 30, 2020, compared to $779 million for the six months ended June 30, 2019. The decrease was primarily due to the 8.6% decrease in the average sales price driven by lower natural gas and NGL prices and a 7.0% decrease in sales volumes.

The decrease in average sales price was primarily the result of the $1.17 per Mcf decrease in general natural gas prices, when excluding the impact of hedging, in the markets in which CNX sells its natural gas. There was also a $0.02 per Mcfe decrease in the uplift from NGL and condensate sales volumes when excluding the impact of hedging. Both decreases were offset, in-part, by the $1.01 per Mcf increase in the realized gain (loss) on commodity derivative instruments related to the Company's hedging program.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense decreased on a per unit basis primarily due to a decrease in water disposal costs in the period-to-period comparison due to an increased reuse of produced water in well completions in the current period.

The following table presents a breakout of net liquid and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Six Months Ended June 30,
in thousands (unless noted)	2020	2019	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	13,042	14,536	(1,494)	(10.3)%
Sales Volume (Mbbls)	2,174	2,423	(249)	(10.3)%
Gross Price ($/Bbl)	$11.82	$22.20	$(10.38)	(46.8)%
Gross Revenue	$25,638	$53,790	$(28,152)	(52.3)%

Oil:
Sales Volume (MMcfe)	124	34	90	264.7%
Sales Volume (Mbbls)	21	6	15	250.0%
Gross Price ($/Bbl)	$40.62	$45.78	$(5.16)	(11.3)%
Gross Revenue	$842	$256	$586	228.9%

Condensate:
Sales Volume (MMcfe)	489	580	(91)	(15.7)%
Sales Volume (Mbbls)	81	97	(16)	(16.5)%
Gross Price ($/Bbl)	$32.94	$41.46	$(8.52)	(20.5)%
Gross Revenue	$2,682	$4,007	$(1,325)	(33.1)%

GAS
Sales Volume (MMcf)	235,212	252,316	(17,104)	(6.8)%
Sales Price ($/Mcf)	$1.69	$2.86	$(1.17)	(40.9)%
Gross Revenue	$398,108	$720,758	$(322,650)	(44.8)%

Hedging Impact ($/Mcf)	$0.89	$(0.12)	$1.01	841.7%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement*	209,419	(30,710)	240,129	781.9%
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

	For the Six Months Ended June 30,
(in millions)	2020	2019	Variance	Percent Change
SG&A
Long-Term Equity-Based Compensation (Non-Cash)	$9	$35	$(26)	(74.3)%
Salaries and Wages	15	21	(6)	(28.6)%
Short-Term Incentive Compensation	5	7	(2)	(28.6)%
Other	24	22	2	9.1%
Total SG&A	$53	$85	$(32)	(37.6)%

•Long-term equity-based compensation decreased $26 million in the period-to-period comparison due to a change in control event that occurred in the 2019 period and resulted in the acceleration of vesting of certain restricted stock units and performance share units held by certain employees. See Note 2 - Earnings Per Share in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•Salaries and Wages decreased $6 million due to an overall reduction in employees and employee related costs.
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

Unallocated Expense

Certain costs and expenses, such as other expense (income), gain on asset sales related to non-core assets, (gain) loss on debt extinguishment and income taxes are unallocated expenses and therefore are excluded from the per unit costs above as well as segment reporting. Below is a summary of these costs and expenses:

Other Expense (Income)

	For the Six Months Ended June 30,
(in millions)	2020	2019	Variance	Percent Change
Other Income
Royalty Income	$—	$4	$(4)	(100.0)%
Right of Way Sales	1	4	(3)	(75.0)%
Interest Income	—	1	(1)	(100.0)%
Other	2	1	1	100.0%
Total Other Income	$3	$10	$(7)	(70.0)%

Other Expense
Professional Services	$5	$1	$4	400.0%
Bank Fees	6	6	—	—%
Other Corporate Expense	2	2	—	—%
Total Other Expense	$13	$9	$4	44.4%

Total Other Expense (Income)	$10	$(1)	$11	1,100.0%

Gain on Asset Sales and Abandonments, net
A gain on asset sales of $20 million related to the sale of various non-core assets was recognized in the six months ended June 30, 2020 compared to a gain of $5 million in the six months ended June 30, 2019.

Also refer to the discussion of Loss on Asset Sales and Abandonments contained in the section "Total Midstream Division Analysis" of this Form 10-Q for additional items that are not part of Unallocated Expense.

Loss (Gain) on Debt Extinguishment

A gain on debt extinguishment of $11 million was recognized in the six months ended June 30, 2020 compared to a loss on debt extinguishment of $8 million in the six months ended June 30, 2019. During the six months ended June 30, 2020, CNX purchased $481 million of its 5.875% Senior notes due in April 2022 at an average price equal to 97.5% of the principal amount. During the six months end June 30, 2019 CNX purchased $400 million of its 5.875% Senior notes due in April 2022 at an average price equal to 101.5% of the principal amount. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

The effective income tax rate was 29.4% for the six months ended June 30, 2020 compared to 18.6% for the six months ended June 30, 2019. The effective rate for the six months ended June 30, 2020 and 2019 differs from the U.S. Federal statutory rate of 21% primarily due to the impact of noncontrolling interest, equity compensation and state income taxes.

See Note 4 - Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

	For the Six Months Ended June 30,
(in millions)	2020	2019	Variance	Percent Change
Total Company (Loss) Earnings Before Income Tax	$(617)	$157	$(774)	(493.0)%
Income Tax (Benefit) Expense	$(181)	$29	$(210)	(724.1)%
Effective Income Tax Rate	29.4%	18.6%	10.8%

TOTAL E&P DIVISION ANALYSIS for the six months ended June 30, 2020 compared to the six months ended June 30, 2019:
The E&P division had a loss before income tax of $239 million for the six months ended June 30, 2020 compared to earnings before income tax of $82 million for the six months ended June 30, 2019. Variances by individual operating segment are discussed below.

	For the Six Months Ended					Difference to Six Months Ended
	June 30, 2020					June 30, 2019
(in millions)	Marcellus	Utica	CBM	Other Gas	Total E&P	Marcellus	Utica	CBM	Other Gas	Total E&P
Natural Gas, NGL and Oil Revenue	$303	$71	$54	$(1)	$427	$(228)	$(87)	$(35)	$(2)	$(352)
Gain (Loss) on Commodity Derivative Instruments	147	39	23	(157)	52	168	46	26	(214)	26
Purchased Gas Revenue	—	—	—	47	47	—	—	—	12	12
Other Operating Income	—	—	—	9	9	—	—	—	3	3
Total Revenue and Other Operating Income	450	110	77	(102)	535	(60)	(41)	(9)	(201)	(311)
Lease Operating Expense	10	3	8	(1)	20	(11)	(6)	(1)	(1)	(19)
Production, Ad Valorem, and Other Fees	6	3	3	—	12	(1)	—	(1)	(1)	(3)
Transportation, Gathering and Compression	200	18	19	—	237	(18)	2	—	—	(16)
Depreciation, Depletion and Amortization	112	68	34	8	222	(15)	(5)	1	3	(16)
Impairment of Exploration and Production Properties	—	—	—	62	62	—	—	—	62	62
Exploration and Production Related Other Costs	—	—	—	7	7	—	—	—	(1)	(1)
Purchased Gas Costs	—	—	—	45	45	—	—	—	10	10
Other Operating Expense	—	—	—	47	47	—	—	—	6	6
Selling, General and Administrative Costs	—	—	—	44	44	—	—	—	(30)	(30)
Total Operating Costs and Expenses	328	92	64	212	696	(45)	(9)	(1)	48	(7)
Interest Expense	—	—	—	78	78	—	—	—	17	17
Total E&P Division Costs	328	92	64	290	774	(45)	(9)	(1)	65	10
Earnings (Loss) Before Income Tax	$122	$18	$13	$(392)	$(239)	$(15)	$(32)	$(8)	$(266)	$(321)
Note: Included in the table above is a related party transportation, gathering and compression charge of $116 million that is offset in the Midstream Division in Midstream Revenue - Related Party. Of this charge, $111 million related to Marcellus and $5 million related to Utica. See Note 14 - Segment Information in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-Q for additional information.

MARCELLUS SEGMENT
The Marcellus segment had earnings before income tax of $122 million for the six months ended June 30, 2020 compared to earnings before income tax of $137 million for the six months ended June 30, 2019.

	For the Six Months Ended June 30,
	2020	2019	Variance	Percent Change
Marcellus Gas Sales Volumes (Bcf)	162.9	166.0	(3.1)	(1.9)%
NGL Sales Volumes (Bcfe)*	13.0	14.5	(1.5)	(10.3)%
Oil Sales Volumes (Bcfe)*	0.1	—	0.1	100.0%
Condensate Sales Volumes (Bcfe)*	0.4	0.6	(0.2)	(33.3)%
Total Marcellus Sales Volumes (Bcfe)*	176.4	181.1	(4.7)	(2.6)%

Average Sales Price - Gas (per Mcf)	$1.68	$2.85	$(1.17)	(41.1)%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$0.91	$(0.12)	$1.03	858.3%
Average Sales Price - NGL (per Mcfe)*	$1.96	$3.70	$(1.74)	(47.0)%
Average Sales Price - Oil (per Mcfe)*	$6.70	$—	$6.70	100.0%
Average Sales Price - Condensate (per Mcfe)*	$5.16	$6.88	$(1.72)	(25.0)%

Total Average Marcellus Sales Price (per Mcfe)	$2.55	$2.82	$(0.27)	(9.6)%
Average Marcellus Lease Operating Expenses (per Mcfe)	0.05	0.11	(0.06)	(54.5)%
Average Marcellus Production, Ad Valorem, and Other Fees (per Mcfe)	0.04	0.04	—	—%
Average Marcellus Transportation, Gathering and Compression Costs (per Mcfe)	1.13	1.21	(0.08)	(6.6)%
Average Marcellus Depreciation, Depletion and Amortization Costs (per Mcfe)	0.64	0.70	(0.06)	(8.6)%
Total Average Marcellus Costs (per Mcfe)	$1.86	$2.06	$(0.20)	(9.7)%
Average Margin for Marcellus (per Mcfe)	$0.69	$0.76	$(0.07)	(9.2)%
* NGLs, Oil and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.

The Marcellus segment had natural gas, NGL and oil revenue of $303 million for the six months ended June 30, 2020 compared to $531 million for the six months ended June 30, 2019. The $228 million decrease was due primarily to a 41.1% decrease in the average sale price for natural gas and a 47.0% decrease in the average sales price of NGLs.

The 2.6% decrease in total Marcellus sales volumes is due to the temporary shut-in of a portion of CNX's liquids-rich Shirley-Pennsboro production in May and June of 2020 in response to low NGL prices. Additionally, two new pads of dry gas turn-in-lines from April and May were temporarily shut-in May and June due to low natural gas prices.

The decrease in the total average Marcellus sales price was primarily due to a $1.17 per Mcf decrease in the average sales price for natural gas and a $1.74 per Mcfe decrease in the average NGL sales price, offset in part by a $1.03 per Mcf increase in the realized gain (loss) on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 163.7 Bcf of the Company's produced Marcellus gas sales volumes for the six months ended June 30, 2020 at an average gain of $0.90 per Mcf. For the six months ended June 30, 2019, these financial hedges represented approximately 117.2 Bcf at an average loss of $0.18 per Mcf.

Total operating costs and expenses for the Marcellus segment were $328 million for the six months ended June 30, 2020 compared to $373 million for the six months ended June 30, 2019. The decrease in total dollars and decrease in unit costs for the Marcellus segment were due to the following items:

•Marcellus lease operating expenses were $10 million for the six months ended June 30, 2020 compared to $21 million for the six months ended June 30, 2019. The decrease in total dollars was primarily due to a decrease in water disposal costs in the current period resulting from an increase in the reuse of produced water in well completions activity. The decrease in unit costs was driven by the decrease in total dollars, along with the 2.6% decrease in total Marcellus sales volumes.

•Marcellus transportation, gathering and compression costs were $200 million for the six months ended June 30, 2020 compared to $218 million for the six months ended June 30, 2019. The decrease in total dollars was primarily related to lower processing costs due to a drier production mix. The decrease in unit costs was driven by the decreased total dollars described above.
•Depreciation, depletion and amortization costs attributable to the Marcellus segment were $112 million for the six months ended June 30, 2020 compared to $127 million for the six months ended June 30, 2019. These amounts included depletion on a unit of production basis of $0.61 per Mcfe and $0.69 per Mcfe, respectively. The decrease in units of production depreciation, depletion and amortization rate in the current period are the result of positive reserve revisions within our core development area and lower costs reserves added in our core development area from the 2019 development program. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

         UTICA SEGMENT

The Utica segment had earnings before income tax of $18 million for the six months ended June 30, 2020 compared to earnings before income tax of $50 million for the six months ended June 30, 2019.

	For the Six Months Ended June 30,
	2020	2019	Variance	Percent Change
Utica Gas Sales Volumes (Bcf)	46.0	58.6	(12.6)	(21.5)%
NGLs Sales Volumes (Bcfe)*	0.1	—	0.1	100.0%
Condensate Sales Volumes (Bcfe)*	0.1	—	0.1	100.0%
Total Utica Sales Volumes (Bcfe)*	46.2	58.6	(12.4)	(21.2)%

Average Sales Price - Gas (per Mcf)	$1.52	$2.70	$(1.18)	(43.7)%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$0.85	$(0.12)	$0.97	808.3%
Average Sales Price - NGLs (per Mcfe)*	$2.50	$—	$2.50	100.0%
Average Sales Price - Condensate (per Mcfe)*	$6.89	$—	$6.89	100.0%

Total Average Utica Sales Price (per Mcfe)	$2.38	$2.58	$(0.20)	(7.8)%
Average Utica Lease Operating Expenses (per Mcfe)	0.07	0.15	(0.08)	(53.3)%
Average Utica Production, Ad Valorem, and Other Fees (per Mcfe)	0.06	0.05	0.01	20.0%
Average Utica Transportation, Gathering and Compression Costs (per Mcfe)	0.38	0.28	0.10	35.7%
Average Utica Depreciation, Depletion and Amortization Costs (per Mcfe)	1.48	1.25	0.23	18.4%
Total Average Utica Costs (per Mcfe)	$1.99	$1.73	$0.26	15.0%
Average Margin for Utica (per Mcfe)	$0.39	$0.85	$(0.46)	(54.1)%
* NGLs and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The Utica segment had natural gas revenue of $71 million for the six months ended June 30, 2020 compared to $158 million for the six months ended June 30, 2019. The $87 million decrease was due to the 21.2% decrease in total Utica sales volumes and a 43.7% decrease in the average sales price for natural gas. The decrease in total Utica sales volumes was primarily due to normal production declines.

The decrease in total average Utica sales price was due to a $1.18 per Mcf decrease in average gas sales price. This was offset in part by a $0.97 per Mcf increase in the realized gain (loss) on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 43.6 Bcf of the Company's produced Utica gas sales volumes for the six months ended June 30, 2020 at an average gain of $0.90 per Mcf. For the six months ended June 30, 2019, these financial hedges represented approximately 38.9 Bcf at an average loss of $0.18 per Mcf.

Total operating costs and expenses for the Utica segment were $92 million for the six months ended June 30, 2020 compared to $101 million for the six months ended June 30, 2019. The decrease in total dollars and increase in unit costs for the Utica segment were due to the following items:

•Utica lease operating expense was $3 million for the six months ended June 30, 2020 compared to $9 million for the six months ended June 30, 2019. The decrease in total dollars was primarily due to a decrease in water disposal costs and a reduction in well operating costs due to lower production volumes, as well as an increase in the reuse of produced water. The decrease in unit costs was driven by the decrease in total dollars.

•Utica transportation, gathering and compression costs were $18 million for the six months ended June 30, 2020 compared to $16 million for the six months ended June 30, 2019. The increases in total dollars and unit costs was driven by an increase in utilization of firm transportation contracts for Ohio production in 2020 and annual rate escalations from third-party providers.

•Depreciation, depletion and amortization costs attributable to the Utica segment were $68 million for the six months ended June 30, 2020 compared to $73 million for the six months ended June 30, 2019. These amounts included depletion on a unit of production basis of $1.49 per Mcfe and $1.18 per Mcfe, respectively. The increase in the units of production depreciation, depletion and amortization rate was due to negative reserve revisions in the current period and higher cost reserves added from the 2019 development program. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $13 million for the six months ended June 30, 2020 compared to earnings before income tax of $21 million for the six months ended June 30, 2019.

	For the Six Months Ended June 30,
	2020	2019	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	26.3	27.6	(1.3)	(4.7)%

Average Sales Price - Gas (per Mcf)	$2.04	$3.24	$(1.20)	(37.0)%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$0.86	$(0.11)	$0.97	881.8%

Total Average CBM Sales Price (per Mcf)	$2.90	$3.13	$(0.23)	(7.3)%
Average CBM Lease Operating Expenses (per Mcf)	0.29	0.31	(0.02)	(6.5)%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.10	0.14	(0.04)	(28.6)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.74	0.70	0.04	5.7%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.29	1.24	0.05	4.0%
Total Average CBM Costs (per Mcf)	$2.42	$2.39	$0.03	1.3%
Average Margin for CBM (per Mcf)	$0.48	$0.74	$(0.26)	(35.1)%

The CBM segment had natural gas revenue of $54 million for the six months ended June 30, 2020 compared to $89 million for the six months ended June 30, 2019. The $35 million decrease was due to the 4.7% decrease in total CBM sales volumes and the 37.0% decrease in the average sales price for natural gas. The decrease in CBM sales volumes was primarily due to normal production declines.

The total average CBM sales price decreased $0.23 per Mcf due to a $1.20 per Mcf decrease in average gas sales price, offset in part by a $0.97 per Mcf increase in the gain (loss) on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 25.2 Bcf of the Company's produced CBM sales volumes for the six months ended June 30, 2020 at an average gain of $0.90 per Mcf. For the six months ended June 30, 2019, these financial hedges represented approximately 18.3 Bcf at an average loss of $0.18 per Mcf.

Total operating costs and expenses for the CBM segment were $64 million for the six months ended June 30, 2020 compared to $65 million for the six months ended June 30, 2019. The decrease in total dollars and increase in unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $8 million for the six months ended June 30, 2020 compared to $9 million for the six months ended June 30, 2019. The decrease in total dollars was due to a decrease in water disposal costs as well as a decrease in repairs and maintenance. The decrease in unit costs was driven by the decrease in total dollars.

•CBM transportation, gathering and compression costs remained consistent at $19 million for both the six months ended June 30, 2020 and 2019. The $0.04 per Mcf increase in unit costs was driven by the overall decrease in CBM volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were at $34 million for the six months ended June 30, 2020 compared to $33 million for the six months ended June 30, 2019. These amounts included depletion on a unit of production basis of $0.69 per Mcfe and $0.70 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate was due to reduced production, offset in part by negative reserve revisions. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER GAS SEGMENT

The Other Gas segment had a loss before income tax of $392 million for the six months ended June 30, 2020 compared to a loss before income tax of $126 million for the six months ended June 30, 2019.

	For the Six Months Ended June 30,
	2020	2019	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	—	0.2	(0.2)	(100.0)%

The Other Gas segment includes activity not assigned to the Marcellus, Utica, or CBM segments. This segment also includes unrealized gain or loss on commodity derivative instruments, realized gain on commodity derivative instruments that were partially monetized prior to their settlement dates, purchased gas activity, impairment of exploration and production properties, exploration and production related other costs and other operational activity not assigned to a specific segment.

There was nominal natural gas revenue related to the Other Gas segment for the six months ended June 30, 2020 and June 30, 2019. Total operating costs and expenses related to these other gas sales volumes were $3 million for both the six months ended June 30, 2020 and 2019.

Gain or Loss on Commodity Derivative Instruments and Monetization

For the six months ended June 30, 2020, the Other Gas segment recognized an unrealized loss on commodity derivative instruments of $241 million as well as cash settlements received of $84 million for commodity derivative instruments that were partially monetized prior to their settlement dates. For the six months ended June 30, 2019, the Other Gas segment recognized an unrealized gain on commodity derivative instruments of $57 million. The unrealized gain/loss on commodity derivative instruments represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis.

In March 2020, CNX monetized and repriced a portion of its 2022, 2023, and 2024 NYMEX natural gas hedge portfolio generating $55 million of net proceeds, which are included in (Loss) Gain on Commodity Derivative Instruments in the Consolidated Statements of Income for the six months ended June 30, 2020. Notional quantities were not affected by the restructuring. The remaining 2022 swap contracts with a notional quantity of 113.2 million MMBtu and a weighted average price of $2.80 per MMBtu were repriced to a contract price of $2.40 per MMBtu, 2023 swap contracts with a notional quantity of 51.1 million MMBtu and a weighted average price of $2.69 per MMBtu were repriced to a contract price of $2.48 per MMBtu, and 2024 swap contracts with a notional quantity of 19.2 million MMBtu and a weighted average price of $2.62 per MMBtu were repriced to a contract price of $2.54 per MMBtu. The net proceeds from the monetization was used to reduce the Company's absolute debt.

In April 2020, CNX monetized and terminated approximately 39 million MMBtus of NYMEX natural gas hedges and a similar quantity of financial basis hedges that were to settle at various times from May through November of 2020. In connection with these monetizations, CNX received $29 million of net proceeds, which are included in (Loss) Gain on Commodity Derivative Instruments in the Consolidated Statements of Income for the six months ended June 30, 2020. In addition, during the second quarter of 2020, CNX purchased financial swaps for May through November of 2020 under which CNX will pay a fixed price to and receive a floating price from its hedge counterparties. These moves gave CNX additional flexibility to move production to higher price periods while immediately taking the monetization proceeds.

Purchased Gas

Purchased gas volumes represent volumes of gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenues were $47 million for the six months ended June 30, 2020 compared to $35 million for the six months ended June 30, 2019. Purchased gas costs were $45 million for the six months ended June 30, 2020 compared to $35 million for the six months ended June 30, 2019. The period-to-period increase in purchased gas revenue was due to an increase in purchased gas sales volumes, offset in part by a decrease in averages sales price.

	For the Six Months Ended June 30,
	2020	2019	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	27.5	13.2	14.3	108.3%
Average Sales Price (per Mcf)	$1.70	$2.64	$(0.94)	(35.6)%
Average Cost (per Mcf)	$1.64	$2.64	$(1.00)	(37.9)%

Other Operating Income

Other operating income was $9 million for the six months ended June 30, 2020 compared to $6 million for the six months ended June 30, 2019. The $3 million increase was due to the following items:

	For the Six Months Ended June 30,
(in millions)	2020	2019	Variance	Percent Change
Water Income	$4	$—	$4	100.0%
Gathering Income	6	5	1	20.0%
Equity in (Loss) Earnings of Affiliates	(1)	1	(2)	(200.0)%
Total Other Operating Income	$9	$6	$3	50.0%

•Water income increased $4 million due to increased sales of freshwater to third-parties for hydraulic fracturing in the 2020 period and revenue for accepting deliveries of produced water from third-parties for reuse in the Company's hydraulic fracturing.

Impairment of Exploration and Production Properties

During the six months ended June 30, 2020, CNX recognized certain indicators of impairments specific to our Southwest Pennsylvania (SWPA) CBM asset group and determined that carrying value of that asset group was not recoverable. The fair value of the asset group was estimated by discounting the estimated future cash flows using discount rates and other assumptions that market participants would use in their estimates of fair value. As a result, an impairment of $62 million was recognized and is included in Impairment of Exploration and Production Properties in the Consolidated Statements of Income. The impairment was related to an economic decision to temporarily idle certain wells and the related processing facility during the first quarter.

Exploration and Production Related Other Costs

Exploration and production related other costs were $7 million for the six months ended June 30, 2020 compared to $8 million for the six months ended June 30, 2019. The $1 million decrease was due to the following items:

	For the Six Months Ended June 30,
(in millions)	2020	2019	Variance	Percent Change
Land Rentals	$1	$3	$(2)	(66.7)%
Lease Expiration Costs	4	5	(1)	(20.0)%
Permitting Expense	2	—	2	100.0%
Total Exploration and Production Related Other Costs	$7	$8	$(1)	(12.5)%

Other Operating Expense

Other operating expense was $47 million for the six months ended June 30, 2020 compared to $41 million for the six months ended June 30, 2019. The $6 million increase was due to the following items:

	For the Six Months Ended June 30,
(in millions)	2020	2019	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$34	$28	$6	21.4%
Water Expense	1	—	1	100.0%
Insurance Expense	1	1	—	—%
Idle Equipment and Service Charges	6	8	(2)	(25.0)%
Other	5	4	1	25.0%
Total Other Operating Expense	$47	$41	$6	14.6%

•Unutilized firm transportation and processing fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. The increase of $6 million in the period-to-period comparison was primarily due to previously acquired capacity which was not utilized during the current period to transport the Company's flowing production or to process the Company’s wet natural gas production. The increase in unutilized capacity results in part from the temporary shut-in of a portion of CNX's liquids-rich Shirley-Pennsboro production in May and June of 2020 in response to low NGL prices. In some instances, the Company may have the opportunity to realize more favorable net pricing by strategically choosing to sell natural gas into a market or to a customer that does not require the use of the Company’s own firm transportation capacity. Such sales would increase unutilized firm transportation expense. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Gathering Income in Total Other Operating Income above. There were no unutilized fees related to the Midstream Division during the six months ended June 30, 2020 or 2019.

Selling, General and Administrative

SG&A costs represent direct charges for the management and operation of CNX's E&P division. SG&A costs were $44 million for the six months ended June 30, 2020 compared to $74 million for the six months ended June 30, 2019. Refer to the discussion of total company SG&A costs contained in the section "Net (Loss) Income Attributable to CNX Resources Shareholders" of this Form 10-Q for a detailed cost explanation.

Interest Expense

Interest expense of $78 million was recognized in the six months ended June 30, 2020 compared to $61 million in the six months ended June 30, 2019. The $17 million increase was primarily due to realized and unrealized losses on interest rate swap agreements during the six months ended June 30, 2020. The addition of $345 million of convertible senior notes due 2026, the addition of the $125 million Cardinal States Facility and the $50 million CSG Holdings Facility all in the current period also contributed to the increase. These increases were offset in part by the purchase of $400 million of the outstanding 5.875% senior notes due in April 2022 during the three months ended March 31, 2019 and the purchase of $71 million during the three months ended March 31, 2020, as well as lower borrowings on the CNX credit facility. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

TOTAL MIDSTREAM DIVISION ANALYSIS for the six months ended June 30, 2020 compared to the six months ended June 30, 2019:

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

Prior to the IDR Elimination Transaction, CNX Gathering held all of the interests in CNX Midstream GP LLC, which held both the general partner and limited partner interests in CNXM. CNX has owned and controlled 100% of CNX Gathering LLC, since January 2018 making CNXM a single-sponsor master limited partnership and thus the Company consolidates CNXM.

	For the Six Months Ended June 30,
(in millions)	2020	2019	Variance
Midstream Revenue - Related Party	$117	$114	$3
Midstream Revenue - Third Party	30	37	(7)
Total Revenue	$147	$151	$(4)

Transportation, Gathering and Compression	$23	$24	$(1)
Depreciation, Depletion and Amortization	21	16	5
Impairment of Goodwill	473	—	473
Selling, General, and Administrative Costs	9	11	(2)
Total Operating Costs and Expenses	526	51	475
Other Expense	1	1	—
Loss on Asset Sales and Abandonments, net	2	7	(5)
Interest Expense	17	15	2
Total Midstream Division Costs	546	74	472
(Loss) Earnings Before Income Tax	$(399)	$77	$(476)

Midstream Revenue

Midstream revenue consists of revenue related to volumes gathered on behalf of CNX and other third-party natural gas producers. CNXM charges a higher fee for natural gas that is shipped on its wet system compared to gas shipped through its dry system. CNXM revenue can also be impacted by the relative mix of gathered volumes by area, which may vary depending upon delivery point and may change dynamically depending on commodity prices at time of shipment. Total Midstream revenue decreased $4 million primarily due to a 32.2% decrease in gathered volumes of wet gas, offset in part by an increase of 25.1% in gathered volumes of dry gas in the period-to-period comparison. The decrease was the result of temporary production curtailments by related party and third party customers that reduced the wet gas gathering revenue. This decrease was offset in part by well turn-in-line activity that occurred over the past twelve months.

The table below summarizes volumes gathered by gas type:

	For the Six Months Ended June 30,
	2020	2019	Variance
Dry Gas (BBtu/d) (*)	1,076	865	211
Wet Gas (BBtu/d) (*)	485	715	(230)
Other (BBtu/d) (*)(**)	286	156	130
Total Gathered Volumes	1,847	1,736	111
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

Transportation, Gathering and Compression

Transportation, Gathering and Compression costs were $23 million for the six months ended June 30, 2020 compared to $24 million for the six months ended June 30, 2019, and are comprised of items directly related to the cost of gathering natural gas at the wellhead and transporting it to interstate pipelines or other local sales points. These costs include items such as electrically-powered compression, compressor rental, repairs and maintenance, supplies, treating and contract services.

Selling, General and Administrative Expense

SG&A expense is comprised of direct charges for the management and operation of CNXM assets. SG&A costs were $9 million for the six months ended June 30, 2020 compared to $11 million for the six months ended June 30, 2019. Refer to the discussion of total Company SG&A costs contained in the section "Net (Loss) Income Attributable to CNX Resources Shareholders" of this Form 10-Q for a detailed cost explanation.

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

In connection with CNX's assessment of goodwill in the first quarter of 2020 in relation to the deteriorating macroeconomic conditions, and the decline in the observable market value of CNXM securities both in relation to the COVID-19 pandemic and the overall decline in the MLP market space, CNX bypassed the qualitative assessment and performed a quantitative test that utilized a combination of the income and market approaches to estimate the fair value of the Midstream reporting unit. As a result of this assessment, CNX concluded that the carrying value exceed its estimated fair value, and as a result, an impairment of $473 million was included in Impairment of Goodwill in the Consolidated Statement of Income. No such impairment occurred in the prior period. See Note 6 - Goodwill and Other Intangible Assets in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Loss on Asset Sales and Abandonments, net

During the six months ended June 30, 2020, due to ongoing assessments of projects that generate the highest returns on invested capital, CNXM abandoned the construction of a pipeline project that was designed to support additional production within certain operating areas, as well as land right-of-ways, resulting in a loss of $2 million that is included in (Gain) Loss on Assets Sales and Abandonments, net in the Consolidated Statements of Income.

During the six months ended June 30, 2019, CNXM abandoned the construction of a compressor station that was designed to support additional production within certain areas of their "Anchor Systems," incurring a loss of $7 million that is included in (Gain) Loss on Asset Sales and Abandonments, net in the Consolidated Statements of Income.

Interest Expense

Interest expense is comprised of interest on the outstanding balance under CNXM's senior notes due 2026 and its revolving credit facility. Interest expense was $17 million for the six months ended June 30, 2020 compared to $15 million for the six months ended June 30, 2019. The increase in the period-to-period comparison was due to additional borrowings on the revolving credit facility.

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
CNX continuously reviews its liquidity and capital resources. If market conditions were to change, for instance due to the significant decline in oil prices or uncertainty created by the COVID-19 pandemic, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced.
As of June 30, 2020, CNX was in compliance with all of its debt covenants. After considering the current and potential effect of the significant decline in oil prices, current and expected future natural gas prices, and uncertainty created by the COVID-19 pandemic on its operations, CNX currently expects to remain in compliance with its debt covenants.

In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX has also entered into various natural gas swap and option transactions, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net asset of $164 million at June 30, 2020 and a net asset of $406 million at December 31, 2019. The Company has not experienced any issues of non-performance by derivative counterparties.
CNX frequently evaluates potential acquisitions. CNX has funded acquisitions with cash generated from operations and a variety of other sources, depending on the size of the transaction, including debt and equity financing. There can be no assurance that additional capital resources, including debt and equity financing, will be available to CNX on terms which CNX finds acceptable, or at all.

Cash Flows (in millions)

	For the Six Months Ended June 30,
	2020	2019	Change
Cash Provided by Operating Activities	$411	$561	$(150)
Cash Used in Investing Activities	$(261)	$(621)	$360
Cash (Used in) Provided by Financing Activities	$(141)	$76	$(217)

Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:

•Net income decreased $564 million in the period-to-period comparison.
•Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $473 million impairment of goodwill, a $62 million impairment of exploration and production properties, a $155 million change in deferred income taxes, a $298 million net change in commodity derivative instruments, a $25 million decrease in stock-based compensation expense, a $21 million increase in gain on asset sales and abandonments, and a $19 million increase in the gain on debt extinguishment.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:

•Capital expenditures decreased $341 million in the period-to-period comparison primarily due to decreased expenditures in the Utica and Marcellus Shale segments resulting from decreased drilling and completions activity. CNXM's capital expenditures decreased due primarily to the substantial build out that was completed during 2019.
•Proceeds from asset sales increased $19 million mainly due to increased surface sales and oil and gas assignment sales in the six months ended June 30, 2020.

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:

•During the six months ended June 30, 2020, CNX paid $469 million to purchase $481 million of senior notes due in 2022 at 97.5% of the principal amount. During the six months ended June 30, 2019, CNX paid $406 million to purchase $400 million of the senior notes due in 2022 at 101.5% of the principal amount. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the six months ended June 30, 2020, there were $7 million of net proceeds from the CNXM credit facility compared to $124 million of net proceeds during the six months ended June 30, 2019.
•In the six months ended June 30, 2020, there were $111 million of net payments on the CNX credit facility compared to $18 million of net proceeds during the six months ended June 30, 2019.
•During the six months ended June 30, 2019, CNX received proceeds of $500 million from the issuance of senior notes due in 2027. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the six months ended June 30, 2020 there were $170 million of net proceeds from the Cardinal States Gathering LLC and CSG Holdings II LLC non-revolving credit facilities. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the six months ended June 20, 2020, CNX received proceeds of $335 million from the issuance of convertible senior notes due in 2026. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the six months ended June 20, 2020, CNX paid $36 million for capped call transactions related to the issuance of the convertible debt as mentioned above. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the six months ended June 30, 2019, CNX repurchased $110 million of its common stock on the open market compared to no purchases in the six months ended June 30, 2020.
•Debt issuance and financing fees increased $2 million primarily due to the fees associated with the borrowings on the Cardinal States Gathering LLC and CSG Holdings II LLC non-revolving credit facilities as well as the issuance of the convertible senior notes.

The following is a summary of the Company's significant contractual obligations at June 30, 2020 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$806	$1,293	$—	$—	$2,099
Gas Firm Transportation and Processing	243,011	440,654	373,821	976,664	2,034,150
Long-Term Debt	22,430	461,095	915,430	1,178,736	2,577,691
Interest on Long-Term Debt	124,723	221,675	165,167	111,933	623,498
Finance Lease Obligations	7,295	3,857	368	—	11,520
Interest on Finance Lease Obligations	525	111	27	—	663
Operating Lease Obligations	52,110	48,154	7,283	24,264	131,811
Interest on Operating Lease Obligations	4,588	4,475	2,802	4,131	15,996
Long-Term Liabilities—Employee Related (a)	1,840	3,950	4,538	31,574	41,902
Other Long-Term Liabilities (b)	216,603	15,875	14,250	32,418	279,146
Total Contractual Obligations (c)	$673,931	$1,201,139	$1,483,686	$2,359,720	$5,718,476
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

Debt
At June 30, 2020, CNX had total long-term debt of $2,578 million, including the current portion of long-term debt of $22 million and excluding unamortized debt issuance costs. This long-term debt consisted of:
•An aggregate principal amount of $550 million in outstanding borrowings under the CNX Revolving Credit Facility.
•An aggregate principal amount of $500 million of 7.25% senior notes due in March 2027. Interest on the notes is payable March 14 and September 14 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM or CSG Holdings III LLC (or its subsidiaries).
•An aggregate principal amount of $413 million of 5.875% senior notes due in April 2022 plus a nominal unamortized bond premium. Interest on the notes is payable April 15 and October 15 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner) or CSG Holdings III LLC (or its subsidiaries).
•An aggregate principal amount of $400 million of 6.50% senior notes due in March 2026 issued by CNXM, less $4 million of unamortized bond discount. Interest on the notes is payable March 15 and September 15 of each year. Payment of the principal and interest on the notes is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of these notes.
•An aggregate principal amount of $345 million of 2.25% senior notes due in May 2026, unless earlier redeemed, repurchased, or converted, less $115 million of unamortized bond discount and issuance costs. Interest on the notes is payable May 1 and November 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner) or CSG Holdings III LLC (or its subsidiaries).
•An aggregate principal amount of $319 million in outstanding borrowings under the CNXM revolver. CNX is not a guarantor of CNXM's revolving credit facility.
•Cardinal States Gathering Company Credit Facility of $123 million less $1 million of unamortized discount. Interest and a portion of the obligation are paid quarterly.
•CSG Holdings II LLC Credit Facility of $49 million less $1 million unamortized discount. Interest and a portion of the obligation are paid quarterly.

Total Equity and Dividends
CNX had total equity of $4,567 million at June 30, 2020 compared to $4,962 million at December 31, 2019. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX's Board of Directors determines whether dividends will be paid quarterly. CNX suspended its quarterly dividend in March 2016 to further reflect the Company's increased emphasis on growth. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as the Board of Directors deems relevant. The Company's Credit Facility limits CNX's ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's net leverage ratio exceeds 3.00 to 1.00 and is subject to availability under the Credit Facility of at least 15% of the aggregate commitments. The net leverage ratio was 2.38 to 1.00 at June 30, 2020. The Credit Facility does not permit dividend payments in the event of default. The indentures to the 5.875% senior notes due in April 2022 and the 7.25% senior notes due in March 2027 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the six months ended June 30, 2020.

On July 27, 2020 the Board of Directors of CNX Midstream GP LLC, the general partner of CNX Midstream Partners LP, announced the declaration of a cash distribution of $0.50 per unit with respect to the second quarter of 2020. The distribution will be made on August 14, 2020 to unitholders of record as of the close of business on August 7, 2020.
Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at June 30, 2020. Management believes these items will expire without being funded. See Note 10 - Commitments and Contingent

Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

Critical Accounting Policies (Interim Update)

Convertible Senior Notes

The Convertible Senior Notes due May 2026 ("Convertible Notes") are accounted for in accordance with FASB ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Convertible Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective term of the Convertible Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Convertible Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.

Forward-Looking Statements

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” "will," or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe a strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

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
•the high-risk nature of drilling, developing and operating natural gas wells;
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
•Risks associated with our issuance of Convertible Notes, including the potential impact that the Convertible Notes may have on our reported financial results, potential dilution, our ability to raise funds to repurchase the Convertible Notes, and that provisions of the Convertible Notes could delay or prevent a beneficial takeover of the Company;
•the potential impact of the capped call transaction undertaken in tandem with the Convertible Note issuance, including counterparty risk;
• the possibility that the market price of the Company's common stock will fluctuate prior to the completion of the Merger causing the value of the merger consideration to change;
•the risk that a condition to the closing of the Merger may not be satisfied on a timely basis, if at all;
•the timing of the completion of the Merger;

•the substantial transaction-related costs that may be incurred by the Company and the Partnership in connection with the Merger;
•the possibility that the Company and the Partnership may, under certain specified circumstances, be responsible for the other party's expenses;
•the possibility that Company and the Partnership may be the targets of securities class actions and derivative lawsuits;
•the limited duties the partnership agreement places on the General Partner for actions taken by the General Partner;
•the risk that certain officers and directors of the Company and the General Partner have interests in the Merger that are different from, or in addition to, the interests they may have as the Partnership's unitholders or the Company's stockholders, respectively;
•the possibility that financial projections by the Company and the Partnership may not prove to be reflective of actual future results; and
•certain other factors addressed in this report.

Although forward-looking statements reflect our good faith beliefs at the time they are made, they involve known and unknown risks, uncertainties and other factors. For more information concerning factors that could cause actual results to differ materially from those conveyed in the forward-looking statements, including, among others, that our business plans may change as circumstances warrant, please refer to the “Risk Factors” and “Forward-Looking Statements” sections of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Commission on February 10, 2020 and subsequent Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in operations, CNX is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding CNX's exposure to the risks of changing commodity prices, interest rates and foreign exchange rates.

CNX is exposed to market price risk in the normal course of selling natural gas and liquids. CNX uses fixed-price contracts, options and derivative commodity instruments (over-the-counter swaps) to minimize exposure to market price volatility in the sale of natural gas. Under our risk management policy, it is not our intent to engage in derivative activities for speculative purposes. Typically, CNX “sells” swaps under which it receives a fixed price from counterparties and pays a floating market price. During the second quarter of 2020, CNX purchased, rather than sold, financial swaps for the period May through November of 2020 under which CNX will pay a fixed price to and receive a floating price from its hedge counterparties.

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

At June 30, 2020 and December 31, 2019, our open gas derivative instruments were in a net asset position with a fair value of $164 million and $406 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at June 30, 2020 and December 31, 2019. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $361 million and $383 million at June 30, 2020 and December 31, 2019, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $339 million and $402 million at June 30, 2020 and December 31, 2019, respectively.

CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company uses derivative instruments to manage risk related to interest rates. At June 30, 2020 and December 31, 2019, CNX had $1,544 million and $1,797 million, respectively, aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $7 million and $9 million, respectively. At June 30, 2020 and December 31, 2019, CNX had $1,031 million and $973 million, respectively, of debt outstanding under variable-rate instruments, including unamortized debt issuance costs of $8 million at June 30, 2020. CNX’s primary exposure to market risk for changes in interest rates relates to our Credit Facility, under which there were $550 million of borrowings at June 30, 2020 and $661 million at December 31, 2019, CNXM's revolving credit facility, under which there were $319 million of borrowings at June 30, 2020 and $312 million at December 31, 2019, and the Cardinal States Gathering LLC and CSG Holdings II LLC Credit Agreements, under which there were $171 million of borrowings at June 30, 2020. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of June 30, 2020 and December 31, 2019 by $10 million on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of July 8, 2020, our hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2020 Fixed Price Volumes*
Hedged Bcf	N/A	N/A	105.2	120.8	226.0
Weighted Average Hedge Price per Mcf	N/A	N/A	$2.47	$2.56	$2.52
2021 Fixed Price Volumes
Hedged Bcf	118.8	111.2	112.5	111.6	454.1
Weighted Average Hedge Price per Mcf	$2.54	$2.42	$2.42	$2.45	$2.46
2022 Fixed Price Volumes
Hedged Bcf	84.7	82.1	83.0	80.3	330.1
Weighted Average Hedge Price per Mcf	$2.38	$2.30	$2.30	$2.28	$2.32
2023 Fixed Price Volumes
Hedged Bcf	48.4	48.9	49.5	49.5	196.3
Weighted Average Hedge Price per Mcf	$2.28	$2.24	$2.24	$2.26	$2.26
2024 Fixed Price Volumes
Hedged Bcf	45.8	42.9	43.4	43.4	175.5
Weighted Average Hedge Price per Mcf	$2.37	$2.30	$2.30	$2.30	$2.32
2025 Fixed Price Volumes
Hedged Bcf	15.3	15.5	15.7	15.7	62.2
Weighted Average Hedge Price per Mcf	$2.08	$2.08	$2.08	$2.08	$2.08
*Excludes purchased swaps. The Company's purchased swaps are as follows:

	For the Three Months Ended
	September 30,	December 31,
	2020	2020	Total Year
Hedged Bcf	16.2	6.2	21.8**
Weighted Average Fixed Price per Mcf	$1.78	$1.74	$1.75
**Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2020 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Environmental Proceedings

From time to time, CNX and the Pennsylvania Department of Environmental Protection ("PA DEP") enter into agreements regarding notices of violation issued by the PA DEP. With respect to the subsurface pressure anomaly experienced at one of our Utica wells in January 2019, CNX and the PA DEP are negotiating a consent order and agreement, which we expect to be immaterial to CNX’s financial statements.

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

The recent outbreak of the coronavirus pandemic (COVID-19) has affected, and may materially and adversely affect, our business, operating and financial results and liquidity. The severity, magnitude and duration of the current COVID-19 outbreak remains uncertain, but continues to be rapidly changing and hard to predict. While the full impact of this virus and the long-term worldwide reaction to it and impact from it remains unknown at this time, government reaction to the pandemic and restrictions and limitations applied by the government as a result, continued widespread growth in infections, travel restrictions, quarantines, or site closures as a result of the virus could, among other things, impact the ability of our employees and contractors to perform their duties, cause increased technology and security risk due to extended and company-wide telecommuting, lead to disruptions in our supply chain (including necessary contractors), lead to a disruption in our resource acquisition or permitting activities and cause disruption in our relationship with our customers. Additionally, the COVID-19 outbreak has significantly impacted economic activity and markets around the world, and COVID-19 or another similar outbreak could negatively impact our business in numerous ways, including, but not limited to, the following:

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

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our financial performance and debt obligations. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on our business, which will depend on numerous evolving factors and future developments that we are not able to predict, including the length of time that the pandemic continues, its effect on the demand for natural gas, LNG, NGLs and oil, the response of the overall economy and the financial markets as well as the effect of governmental actions taken in response to the pandemic. Any of these outcomes could have a material adverse effect on our business, operations, financial results and liquidity.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record non-cash interest expense through the amortization of the excess of the face amount over the carrying amount of the expected life of the Convertible Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s cash coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are included in the denominator for purposes of calculating diluted earnings per share. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share could be adversely affected.

The capped call transactions may affect the value of the Convertible Notes and our common stock.

In connection with the pricing of the Convertible Notes, we entered into capped call transactions with certain financial institutions. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with establishing their initial hedges of the capped call transactions, these financial institutions or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Convertible Notes. These financial institutions or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Convertible Notes and prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Notes.

The potential effect, if any, of these transactions and activities on the price of our common stock or the Convertible Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

We are subject to counterparty risk with respect to the capped call transactions.

The counterparties to the capped call transactions are financial institutions or affiliates of financial institutions, and we will be subject to the risk that they might default under the capped call transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty becomes subject to insolvency proceedings, with respect to such option counterparty’s obligations under the relevant capped call transaction, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be positively correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by a counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any counterparty.

Conversion of the Convertible Notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their Convertible Notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Convertible Notes and the potential dilution is not reduced or offset by the capped call transactions we entered into. The Convertible Notes may become convertible at the option of holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

We may be unable to raise the funds necessary to repurchase the Convertible Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Convertible Notes or pay cash upon their conversion.

Noteholders may, subject to a limited exception, require us to repurchase their Convertible Notes following a fundamental change at a cash repurchase price generally equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness, may restrict our ability to repurchase the Convertible Notes or pay the cash amounts due upon conversion. Our inability to satisfy our obligations under the Convertible Notes could harm our reputation and affect the trading price of our common stock.

Our failure to repurchase the Convertible Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture. A default under the indenture or the occurrence of the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Provisions of our Convertible Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions of our Convertible Notes and the indenture governing the Convertible Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “fundamental change” (as defined in the indenture), then noteholders will have the right to require us to repurchase their Convertible Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (as defined in the indenture), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us, including in a transaction that noteholders or holders of our common stock may view as favorable.

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

We remain liable as a guarantor on certain liabilities that were assumed by CONSOL Energy in connection with the separation. The estimated value of these guarantees was approximately $175 million as of June 30, 2020. Although CONSOL Energy agreed to indemnify us to the extent that we are called upon to pay any of these liabilities, there is no assurance that CONSOL Energy will satisfy its obligations to indemnify us in these situations.

For example, we could be liable for liabilities assumed by Murray Energy and its subsidiaries (Murray Energy) in connection with the disposition of certain mines to Murray Energy in 2013 in the event that both Murray Energy and CONSOL Energy are unable to satisfy those liabilities.

Indemnities that CNX may be required to provide CONSOL Energy are not subject to any cap, may be significant and could negatively impact our business. Third-parties could also seek to hold us responsible for any of the liabilities that CONSOL Energy has agreed to retain, including in respect of certain statutory obligations related to, among others, health and environmental matters. For example, see disclosure in Note 10 Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for information regarding a lawsuit filed by the UMWA 1992 Benefit Plan against CNX and CONSOL Energy in May 2020.

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

The Merger is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Merger, or significant delays in completing the Merger, could negatively affect each party’s future business and financial results and the trading prices of our common stock and the Partnership’s common units.

The completion of the Merger is subject to a number of conditions. The completion of the Merger is not assured and is subject to risks. The Merger Agreement contains conditions, some of which are beyond the parties’ control, that, if not satisfied or waived, may prevent, delay or otherwise result in the Merger not occurring.

If the Merger is not completed, or if there are significant delays in completing the Merger, CNX’s and the Partnership’s future business and financial results and the trading prices of our common stock and the Partnership’s common units could be negatively affected, and each of the parties will be subject to several risks, including the following:

•the parties may be liable for fees or expenses up to $3.5 million to one another under the terms and conditions of the Merger Agreement;
•there may be negative reactions from the financial markets due to the fact that current prices of our common stock and the Partnership’s common units may reflect a market assumption that the Merger will be completed; and
•the attention of our management will have been diverted to the Merger rather than their own operations and pursuit of other opportunities that could have been beneficial to their respective businesses.

Because the exchange ratio is fixed and because the market price of our common stock will fluctuate prior to the completion of the Merger, the Partnership’s common unitholders cannot be sure of the market value of the CNX common stock they will receive as merger consideration relative to the value of the Partnership’s common units they exchange.

The market value of the consideration that the Partnership’s common unitholders will receive in the Merger will depend on the trading price of our common stock at the closing of the Merger. The exchange ratio that determines the number of shares of our common stock that the Partnership’s common unitholders will receive in the Merger is fixed at 0.88 shares of our common stock for each of the Partnership’s common unit. This means that there is no mechanism contained in the Merger Agreement that would adjust the number of shares of our common stock that the Partnership’s common unitholders will receive based on any decreases or increases in the trading price of our common stock. Stock or unit price changes may result from a variety of factors (many of which are beyond our and the Partnership’s control), including:

•changes in our or the Partnership’s business, operations and prospects;
•changes in market assessments of our or the Partnership’s business, operations and prospects;
•changes in market assessments of the likelihood that the Merger will be completed;
•interest rates, commodity prices, general market, industry and economic conditions and other factors generally affecting the price of our common stock or the Partnership’s common units; and
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and the Partnership operate.

If the price of our common stock at the closing of the Merger is less than the price of our common stock on the date that the Merger Agreement was signed, then the market value of the merger consideration will be less than contemplated at the time the Merger Agreement was signed.
The date the Partnership’s common unitholders will receive the merger consideration depends on the completion date of the Merger, which is uncertain.

Completing the Merger is subject to several conditions, not all of which are controllable by us or the Partnership. Accordingly, the date on which common unitholders will receive merger consideration depends on the completion date of the Merger, which is uncertain and subject to several other closing conditions.

We and the Partnership may incur substantial transaction-related costs in connection with the Merger.

We and the Partnership expect to incur substantial expenses in connection with completing the Merger, including fees paid to legal, financial and accounting advisors, filing fees, proxy solicitation costs and printing costs. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.

Certain executive officers and directors of CNX Midstream GP LLC and CNX have interests in the Merger that are different from, or in addition to, the interests they may have as the Partnership’s common unitholders or our stockholders, respectively, which could have influenced their decision to support or approve the Merger.

Certain executive officers and directors of CNX Midstream GP LLC own equity interests in us, receive fees and other compensation from us and will have rights to ongoing indemnification and insurance coverage by the surviving company that give them interests in the Merger that may be different from, or be in addition to, interests of an unaffiliated unitholder of the Partnership.

Additionally, certain of our executive officers and directors beneficially own Partnership common units and will receive the applicable merger consideration upon completion of the Merger, receive fees and other compensation from us and are entitled to indemnification arrangements with us that give them interests in the Merger that may be different from, or be in addition to, interests a holder of our common stock may have as an CNX stockholder.

Financial projections by us and the Partnership may not prove to be reflective of actual future results.

In connection with the Merger, we and the Partnership prepared and considered, among other things, internal financial forecasts for CNX and the Partnership, respectively. These forecasts speak only as of the date made and will not be updated. These financial projections were not provided with a view to public disclosure, are subject to significant economic, competitive, industry and other uncertainties and may not be achieved in full, at all or within projected time frames. In addition, the failure of businesses to achieve projected results could have a material adverse effect on our share price and financial position following the Merger.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no issuer purchases of equity securities in the second quarter of fiscal year 2020. Since the October 30, 2017 inception of the current stock repurchases, CNX's Board of Directors has approved up to $750 million of repurchases, which is not subject to an expiration date. As of June 30, 2020, approximately $148.5 million remained available under the stock repurchase program. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. See Note 15 - Stock Repurchase in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for more information.

See Part III. Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included in CNX Resources Corporation's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 10, 2020 for information relating to CNX's equity compensation plans.

ITEM 6.EXHIBITS

4.1
Indenture, dated as of May 1, 2020, by and among CNX Resources Corporation, the subsidiary guarantors party thereto and UMB Bank, N.A., as trustee (incorporated by reference into Current Report on Form 8-K (file number 001-14901) filed on May 4, 2020).

10.1
Amendment No. 4, dated as of April 24, 2020, to the Second Amended and Restated Credit Agreement, dated as of March 8, 2018, among CNX Resources Corporation, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and PNC Bank, National Association, as administrative agent and collateral agent (incorporated by reference into Current Report on Form 8-K (file number 001-14901) filed on April 28, 2020)

10.2
Purchase Agreement, dated as of April 28, 2020, among CNX Resources Corporation, the subsidiary guarantors party thereto and J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC as representatives of the several initial purchasers named therein (incorporated by reference into Current Report on Form 8-K (file number 001-14901) filed on May 4, 2020)

10.3	Form of Confirmation of Base Capped Call Transaction (incorporated by reference into Current Report on Form 8-K (file number 001-14901) filed on May 4, 2020)
10.4	Form of Confirmation of Additional Capped Call Transaction (incorporated by reference into Current Report on Form 8-K (file number 001-14901) filed on May 4, 2020)
10.5	CNX Resources Corporation Amended and Restated Equity and Incentive Compensation Plan (incorporated by reference into Current Report on Form 8-K (file number 001-14901) filed on May 7, 2020)
10.6*	Form of CNX Resources Corporation Amended and Restated Equity and Incentive Compensation Plan Deferred Stock Unit Grant Agreement for Non-Employee Directors
10.7*	Form of Restricted Stock Unit Award Under CNX Resources Corporation Amended and Restated Equity and Incentive Compensation Plan for Non-Employee Directors
10.8*	Form of CNX Resources Corporation Non-Employee Director Non-Qualified Stock Option Agreement
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2020

CNX RESOURCES CORPORATION

By:	/S/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Director, Chief Executive Officer and President (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ DONALD W. RUSH
Donald W. Rush
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

By:	/S/ ALAN K. SHEPARD
Alan K. Shepard
Chief Accounting Officer and Vice President (Duly Authorized Officer and Principal Accounting Officer)

By:	/S/ JASON L. MUMFORD
Jason L. Mumford
Vice President and Controller