Form 10-Q
period 2020-09-30
CNX Resources Corp
filed 2020-10-29
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of October 15, 2020
Common stock, $0.01 par value	224,528,583

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

PART I : FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
(Unaudited)	September 30,		September 30,
Revenue and Other Operating Income:	2020	2019	2020	2019
Natural Gas, NGL and Oil Revenue	$182,213	$265,051	$609,483	$1,043,862
(Loss) Gain on Commodity Derivative Instruments	(168,834)	213,913	(116,995)	240,118
Purchased Gas Revenue	31,541	29,192	78,324	64,181
Other Revenue and Operating Income	21,155	21,841	60,463	65,299
Total Revenue and Other Operating Income	66,075	529,997	631,275	1,413,460
Costs and Expenses:
Operating Expense
Lease Operating Expense	10,377	14,202	30,654	52,706
Production, Ad Valorem, and Other Fees	5,994	6,127	17,540	20,103
Transportation, Gathering and Compression	68,810	80,193	212,077	244,217
Depreciation, Depletion and Amortization	114,464	120,459	357,174	374,619
Exploration and Production Related Other Costs	2,141	6,075	9,339	14,900
Purchased Gas Costs	31,721	27,490	76,709	62,476
Impairment of Exploration and Production Properties	—	—	61,849	—
Impairment of Goodwill	—	—	473,045	—
Selling, General, and Administrative Costs	22,714	24,307	76,350	109,016
Other Operating Expense	23,284	19,746	70,561	61,197
Total Operating Expense	279,505	298,599	1,385,298	939,234
Other Expense
Other Expense	2,180	3,439	12,184	2,757
Gain on Asset Sales and Abandonments	(3,567)	(3,308)	(21,559)	(610)
Loss (Gain) on Debt Extinguishment	108	—	(10,812)	7,614
Interest Expense	37,921	38,405	133,173	114,328
Total Other Expense	36,642	38,536	112,986	124,089
Total Costs and Expenses	316,147	337,135	1,498,284	1,063,323
(Loss) Earnings Before Income Tax	(250,072)	192,862	(867,009)	350,137
Income Tax (Benefit) Expense	(61,279)	48,902	(242,507)	78,133
Net (Loss) Income	(188,793)	143,960	(624,502)	272,004
Less: Net Income Attributable to Noncontrolling Interest	15,905	28,422	55,031	81,325
Net (Loss) Income Attributable to CNX Resources Shareholders	$(204,698)	$115,538	$(679,533)	$190,679

(Loss) Earnings per Share
Basic	$(1.03)	$0.62	$(3.56)	$1.01
Diluted	$(1.03)	$0.61	$(3.56)	$1.01

Dividends Declared	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
(Unaudited)	2020	2019	2020	2019
Net (Loss) Income	$(188,793)	$143,960	$(624,502)	$272,004
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($40), ($15), ($119), ($44))	112	41	335	126

Comprehensive (Loss) Income	(188,681)	144,001	(624,167)	272,130

Less: Comprehensive Income Attributable to Noncontrolling Interest	15,905	28,422	55,031	81,325

Comprehensive (Loss) Income Attributable to CNX Resources Shareholders	$(204,586)	$115,579	$(679,198)	$190,805

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$150,132	$16,283
Restricted Cash	733	—
Accounts and Notes Receivable:
Trade, net	75,929	133,480
Other Receivables, net	4,653	13,679
Supplies Inventories	10,090	6,984
Recoverable Income Taxes	644	62,425
Derivative Instruments	77,608	247,794
Prepaid Expenses	12,450	17,456
Total Current Assets	332,239	498,101
Property, Plant and Equipment:
Property, Plant and Equipment	10,904,837	10,572,006
Less—Accumulated Depreciation, Depletion and Amortization	3,841,699	3,435,431
Total Property, Plant and Equipment—Net	7,063,138	7,136,575
Other Non-Current Assets:
Operating Lease Right-of-Use Assets	124,329	187,097
Investment in Affiliates	15,685	16,710
Derivative Instruments	160,098	314,096
Goodwill	323,314	796,359
Other Intangible Assets	91,733	96,647
Restricted Cash	5,456	—
Other	13,182	15,221
Total Other Non-Current Assets	733,797	1,426,130
TOTAL ASSETS	$8,129,174	$9,060,806

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	September 30, 2020	December 31, 2019
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$117,004	$202,553
Derivative Instruments	144,545	41,466
Current Portion of Finance Lease Obligations	7,419	7,164
Current Portion of Long-Term Debt	22,488	—
Current Portion of Operating Lease Obligations	52,032	61,670
Other Accrued Liabilities	164,473	216,086
Total Current Liabilities	507,961	528,939
Non-Current Liabilities:
Long-Term Debt	2,577,974	2,754,443
Finance Lease Obligations	2,322	7,706
Operating Lease Obligations	66,180	110,466
Derivative Instruments	203,709	115,862
Deferred Income Taxes	398,878	476,108
Asset Retirement Obligations	61,761	63,377
Other	40,213	41,596
Total Non-Current Liabilities	3,351,037	3,569,558
TOTAL LIABILITIES	3,858,998	4,098,497
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 224,528,583 Issued and Outstanding at September 30, 2020; 186,642,962 Issued and Outstanding at December 31, 2019	2,249	1,870
Capital in Excess of Par Value	2,989,699	2,199,605
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	1,290,498	1,971,676
Accumulated Other Comprehensive Loss	(12,270)	(12,605)
Total CNX Resources Stockholders’ Equity	4,270,176	4,160,546
Noncontrolling Interest	—	801,763
TOTAL STOCKHOLDERS' EQUITY	4,270,176	4,962,309
TOTAL LIABILITIES AND EQUITY	$8,129,174	$9,060,806

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands) (Unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total CNX Resources Stockholders’ Equity	Non- Controlling Interest	Total Equity
June 30, 2020	$1,878	$2,261,729	$1,495,197	$(12,382)	$3,746,422	$820,532	$4,566,954
Net (Loss) Income	—	—	(204,698)	—	(204,698)	15,905	(188,793)
Issuance of Common Stock	—	151	—	—	151	—	151
Shares Withheld for Taxes	—	—	(1)	—	(1)	—	(1)
Amortization of Stock-Based Compensation Awards	—	1,902	—	—	1,902	601	2,503
Equity Component of Convertible Senior Notes, net of Issuance Costs	—	10	—	—	10	—	10
Other Comprehensive Income	—	—	—	112	112	—	112
Distributions to CNXM Noncontrolling Interest Holders	—	—	—	—	—	(21,055)	(21,055)
CNXM Merger	371	725,907	—	—	726,278	(815,983)	(89,705)
September 30, 2020	$2,249	$2,989,699	$1,290,498	$(12,270)	$4,270,176	$—	$4,270,176
(Dollars in thousands) (Unaudited)
June 30, 2019	$1,879	$2,203,969	$2,127,627	$(7,819)	$4,325,656	$774,339	$5,099,995
Net Income	—	—	115,538	—	115,538	28,422	143,960
Issuance of Common Stock	1	48	—	—	49	—	49
Purchase and Retirement of Common Stock	(10)	(7,687)	—	—	(7,697)	—	(7,697)
Shares Withheld for Taxes	—	—	(61)	—	(61)	—	(61)
Amortization of Stock-Based Compensation Awards	—	1,453	—	—	1,453	328	1,781
Other Comprehensive Income	—	—	—	41	41	—	41
Distributions to CNXM Noncontrolling Interest Holders	—	—	—	—	—	(16,250)	(16,250)
September 30, 2019	$1,870	$2,197,783	$2,243,104	$(7,778)	$4,434,979	$786,839	$5,221,818

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total CNX Resources Stockholders’ Equity	Non- Controlling Interest	Total Equity
December 31, 2019	$1,870	$2,199,605	$1,971,676	$(12,605)	$4,160,546	$801,763	$4,962,309
(Unaudited)
Net (Loss) Income	—	—	(679,533)	—	(679,533)	55,031	(624,502)
Issuance of Common Stock	8	1,797	—	—	1,805	—	1,805
Shares Withheld for Taxes	—	—	(1,645)	—	(1,645)	(309)	(1,954)
Amortization of Stock-Based Compensation Awards	—	10,424	—	—	10,424	1,485	11,909
Equity Component of Convertible Senior Notes, net of Issuance Costs	—	78,317	—	—	78,317	—	78,317
Purchase of Capped Call	—	(26,351)	—	—	(26,351)	—	(26,351)
Other Comprehensive Income	—	—	—	335	335	—	335
Distributions to CNXM Noncontrolling Interest Holders	—	—	—	—	—	(41,987)	(41,987)
CNXM Merger	371	725,907	—	—	726,278	(815,983)	(89,705)
September 30, 2020	$2,249	$2,989,699	$1,290,498	$(12,270)	$4,270,176	$—	$4,270,176
(Dollars in thousands)
December 31, 2018	$1,990	$2,264,063	$2,071,809	$(7,904)	$4,329,958	$751,785	$5,081,743
(Unaudited)
Net Income	—	—	190,679	—	190,679	81,325	272,004
Issuance of Common Stock	9	202	—	—	211	—	211
Purchase and Retirement of Common Stock	(129)	(101,558)	(13,790)	—	(115,477)	—	(115,477)
Shares Withheld for Taxes	—	—	(5,594)	—	(5,594)	(690)	(6,284)
Amortization of Stock-Based Compensation Awards	—	35,076	—	—	35,076	1,481	36,557
Other Comprehensive Income	—	—	—	126	126	—	126
Distributions to CNXM Noncontrolling Interest Holders	—	—	—	—	—	(47,062)	(47,062)
September 30, 2019	$1,870	$2,197,783	$2,243,104	$(7,778)	$4,434,979	$786,839	$5,221,818

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended
Dollars in Thousands	September 30,
Cash Flows from Operating Activities:	2020	2019
Net (Loss) Income	$(624,502)	$272,004
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	357,174	374,619
Amortization of Deferred Financing Costs	14,602	6,057
Impairment of Exploration and Production Properties	61,849	—
Impairment of Goodwill	473,045	—
Stock-Based Compensation	11,909	36,557
Gain on Asset Sales and Abandonments	(21,559)	(610)
(Gain) Loss on Debt Extinguishment	(10,812)	7,614
Loss (Gain) on Commodity Derivative Instruments	116,995	(240,118)
Loss on Other Derivative Instruments	14,389	—
Net Cash Received in Settlement of Commodity Derivative Instruments	383,727	26,331
Deferred Income Taxes	(186,707)	78,133
Equity in Loss (Earnings) of Affiliates	1,025	(1,703)
Return on Equity Investment	—	3,256
Changes in Operating Assets:
Accounts and Notes Receivable	64,843	154,715
Recoverable Income Taxes	61,781	138,406
Supplies Inventories	(3,106)	2,188
Prepaid Expenses	4,700	5,725
Changes in Other Assets	267	9
Changes in Operating Liabilities:
Accounts Payable	(29,641)	55,280
Accrued Interest	(13,967)	2,359
Other Operating Liabilities	(40,479)	(31,689)
Changes in Other Liabilities	(1,186)	(23,041)
Net Cash Provided by Operating Activities	634,347	866,092
Cash Flows from Investing Activities:
Capital Expenditures	(395,236)	(964,502)
Proceeds from Asset Sales	31,981	15,276
Net Cash Used in Investing Activities	(363,255)	(949,226)
Cash Flows from Financing Activities:
Payments on Miscellaneous Borrowings	(5,348)	(5,322)
Payments on Long-Term Notes	(518,865)	(405,876)
Net Proceeds from CNXM Revolving Credit Facility	31,250	162,000
Net (Payments on) Proceeds from CNX Revolving Credit Facility	(251,000)	1,200
Proceeds from Issuance of CNX Senior Notes	207,000	500,000
Net Proceeds from CSG Non-Revolving Credit Facilities	164,381	—
Proceeds from Issuance of Convertible Senior Notes	334,650	—
Purchase of Capped Call Related to Convertible Senior Notes	(35,673)	—
Distributions to CNXM Noncontrolling Interest Holders	(41,987)	(47,062)
Proceeds from Issuance of Common Stock	1,805	210
Shares Withheld for Taxes	(1,954)	(6,284)
Purchases of Common Stock	—	(117,477)
Debt Issuance and Financing Fees	(15,313)	(9,969)
Net Cash (Used in) Provided by Financing Activities	(131,054)	71,420
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	140,038	(11,714)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	16,283	17,198
Cash, Cash Equivalents, and Restricted Cash at End of Period	$156,321	$5,484
The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for future periods.

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

On September 28, 2020, the Merger (as defined in Note 13 – Acquisitions and Dispositions) of CNX Midstream Partners LP (CNXM) was completed. Prior to the Merger, public unitholders held a 46.9% equity interest in CNXM and CNX owned the remaining 53.1% equity interest. The earnings of CNXM that were attributed to its common units held by the public prior to the Merger are reflected in net income attributable to noncontrolling interest in the Consolidated Statements of Income. There were no changes in our ownership interest in CNXM during the three and nine months ended September 30, 2019.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statement of cash flows:

	September 30,
	2020	2019
Cash and Cash Equivalents	$150,132	$5,484
Restricted Cash, Current Portion	733	—
Restricted Cash, Less Current Portion	5,456	—
Total Cash, Cash Equivalents, and Restricted Cash	$156,321	$5,484

Restricted Cash

Restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of the Cardinal States Gathering LLC and CSG Holdings II LLC Credit Agreement, each dated March 13, 2020 (See Note 9 - Long-Term Debt for more information).

Receivables

On January 1, 2020, CNX adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. CNX adopted Topic 326 using the prospective transition method.

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
Under Topic 326, management records an allowance for credit losses related to the collectability of third-party customers' receivables using the historical aging of the customer receivable balance. The collectability is determined based on past events, including historical experience, customer credit rating, as well as current market conditions. CNX monitors customer ratings and collectability on an on-going basis. Account balances will be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

As of September 30, 2020 and December 31, 2019, Accounts Receivable - Trade were $76,007 and $133,480, respectively, and Other Receivables were $9,167 and $16,142, respectively. The following represents the rollforward of the allowance for credit losses for the nine months ended:

	September 30,
	2020	2019
Allowance for Credit Losses - Trade, Beginning of Year	$—	$—
Provision for Expected Credit Losses	78	—
Allowance for Credit Losses - Trade, End of Period	$78	$—

Allowance for Credit Losses - Other Receivables, Beginning of Year	$2,463	$2,038
Provision for Expected Credit Losses	2,974	389
Write-off of Uncollectible Accounts	(923)	(77)
Allowance for Credit Losses - Other Receivables, End of Period	$4,514	$2,350

NOTE 2—EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income attributable to CNX shareholders by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include, if dilutive, additional shares from stock options, performance stock options, restricted stock units, performance share units, and shares issuable upon conversion of CNX's outstanding Convertible Notes (See Note 9 - Long-Term Debt). The number of additional shares is calculated by assuming that outstanding stock options and performance share options were exercised, that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period.

Pursuant to the Merger (See Note 13 - Acquisitions and Dispositions for more information), all outstanding phantom units previously granted under the CNXM long-term incentive plan were converted into the right to receive 0.88 shares of common stock of CNX. As such, all outstanding phantom units were converted, effective as of the closing of the Merger, into CNX restricted stock units. Each CNX restricted stock unit will be subject to the same vesting, forfeiture and other terms and conditions applicable to the converted CNXM phantom units. Under Accounting Standards Codification Topic 718, Compensation - Stock Compensation, it was determined that there was no additional compensation cost to record as the conversion of awards did not result in incremental fair value.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be antidilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Anti-Dilutive Options	4,237,319	2,035,273	4,237,319	2,035,273
Anti-Dilutive Restricted Stock Units	2,180,548	814,183	2,180,548	813,266
Anti-Dilutive Performance Share Units	780,335	—	780,335	—
Anti-Dilutive Performance Stock Options	—	927,268	—	927,268
	7,198,202	3,776,724	7,198,202	3,775,807

Additionally, the 32,242,975 shares underlying the Convertible Notes are not considered in the calculation of diluted net loss per share for the three and nine months ended September 30, 2020 as these Convertible Notes were not convertible as of September 30, 2020. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, and therefore will use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable.

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Options	21,864	6,953	261,703	27,794
Restricted Stock Units	21,186	28,769	525,226	1,002,003
Performance Share Units	—	—	274,716	342,882
	43,050	35,722	1,061,645	1,372,679

Pursuant to the terms of the change in control severance agreements of certain CNX employees and CNX officers, outstanding equity awards held by such employees and officers vest upon a stockholder (or stockholder group) becoming the beneficial owner of more than 25% of the Company's outstanding common stock. During the nine months ended September 30, 2019, Southeastern Asset Management, Inc. and its affiliates ("SEAM") acquired shares of CNX's common stock in the open market which resulted in SEAM's aggregate share ownership exceeding more the 25% of CNX's common stock outstanding. This transaction, as such, constituted a change in control event under the severance agreements, resulting in the accelerated vesting of 473,126 restricted stock units and 903,100 performance share units held by the aforementioned employees and officers that were issued prior to 2019. Those affected employees and officers each consented to waive the change in control vesting provision included in the change in control severance agreements with respect to their restricted stock unit and performance share unit awards that were issued during 2019. The accelerated vesting resulted in $19,654 of additional long-term equity-based compensation expense for the nine months ended September 30, 2019, and is included in Selling, General and Administrative Costs in the Consolidated Statements of Income. The performance share unit awards that vested continue to be subject to the attainment of performance goals as determined by the Compensation Committee of CNX's Board of Directors after the end of the applicable performance period.

The computations for basic and diluted (loss) earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net (Loss) Income	$(188,793)	$143,960	$(624,502)	$272,004
Less: Net Income Attributable to Non-Controlling Interest	15,905	28,422	55,031	81,325
Net (Loss) Income Attributable to CNX Resources Shareholders	$(204,698)	$115,538	$(679,533)	$190,679

Weighted-Average Shares of Common Stock Outstanding	198,727,472	187,448,749	191,015,680	188,012,044
Effect of Diluted Shares*	—	982,210	—	1,548,899
Weighted-Average Diluted Shares of Common Stock Outstanding	198,727,472	188,430,959	191,015,680	189,560,943

(Loss) Earnings per Share:
Basic	$(1.03)	$0.62	$(3.56)	$1.01
Diluted	$(1.03)	$0.61	$(3.56)	$1.01
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

Included in Other Revenue and Operating Income in the Consolidated Statements of Income and in the below table, are revenues generated from natural gas gathering services provided to third-parties. The gas gathering services are interruptible in nature and include charges for the volume of gas actually gathered and do not guarantee access to the system. Volumetric based fees are based on actual volumes gathered. The Company generally considers the interruptible gathering of each unit (MMBtu) of natural gas as a separate performance obligation. Payment terms for these contracts typically require payment within 25 days of the end of the calendar month in which the hydrocarbons are gathered.

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue from Contracts with Customers
Natural Gas Revenue	$163,054	$245,815	$561,162	$966,574
NGL Revenue	15,053	18,305	40,691	72,095
Oil/Condensate Revenue	4,106	931	7,630	5,193
Total Natural Gas, NGL and Oil Revenue	182,213	265,051	609,483	1,043,862

Purchased Gas Revenue	31,541	29,192	78,324	64,181

Other Sources of Revenue and Other Operating Income
(Loss) Gain on Commodity Derivative Instruments	(168,834)	213,913	(116,995)	240,118
Other Revenue and Operating Income	21,155	21,841	60,463	65,299
Total Revenue and Other Operating Income	$66,075	$529,997	$631,275	$1,413,460

The disaggregated revenue corresponds with the Company’s segment reporting found in Note 14 - Segment Information.

Contract Balances

CNX invoices its customers once a performance obligation has been satisfied, at which point payment is unconditional. Accordingly, CNX's contracts with customers do not give rise to contract assets or liabilities under ASC 606. The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer. The opening and closing balances of the Company’s receivables related to contracts with customers were $133,480 and $75,929, respectively, as of September 30, 2020.

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

For revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $127,887 as of September 30, 2020. The Company expects to recognize net revenue of $50,125 in the next 12 months and $41,379 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and NGL revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For the three and nine months ended September 30, 2020 and 2019, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—INCOME TAXES:

The effective tax rates for the three and nine months ended September 30, 2020 were 24.5% and 28.0%, respectively. The effective tax rates for the three and nine months ended September 30, 2019 were 25.4% and 22.3%, respectively. The effective tax rates for the three and nine months ended September 30, 2020 and 2019 differ from the U.S. federal statutory rate of 21% primarily due to the impact of noncontrolling interest, equity compensation and state taxes.

Effective September 28, 2020, CNXM merged with a wholly-owned subsidiary of CNX with CNXM surviving as a wholly-owned subsidiary (See Note 13 - Acquisitions and Dispositions for more information). The tax effects of the Merger were reported as an adjustment to deferred income taxes and capital in excess of par value.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the "Act") which, among other things, removed the 80% taxable income limitation for utilization of net operating losses generated in tax years 2018 through 2020, allowing for 5-year net operating loss carrybacks, increased the adjusted taxable income limitation for the disallowance of interest expense from 30% to 50%, and provided for refunds of any remaining alternative minimum tax (“AMT”) credits. As a result of the Act, the Company recorded AMT refunds of $102,482 in Recoverable Income Taxes in the Consolidated Balance Sheets in anticipation of the AMT refund being received in 2020. The Company received the AMT tax refund in the third quarter of 2020. The impact of other tax implications of the Act on the financial statements and related disclosures are immaterial.

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

The total amount of uncertain tax positions at September 30, 2020 and December 31, 2019 was $33,243 and $31,516, respectively. If these uncertain tax positions were recognized, approximately $33,243 would affect CNX's effective tax rate at September 30, 2020 and December 31, 2019. The increase in the unrecognized tax benefits during the nine months ended September 30, 2020 was due to additional tax credits claimed on the 2019 federal income tax return.

CNX recognizes accrued interest and penalties related to uncertain tax positions in interest expense and income tax expense, respectively. As of September 30, 2020 and December 31, 2019, CNX had no accrued liabilities for interest and penalties related to uncertain tax positions.
CNX and its subsidiaries file federal income tax returns with the United States and tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2016. The Internal Revenue Service and the Joint Committee on Taxation concluded its review of tax years 2016 through 2017 during the third quarter of 2020.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT:

	September 30, 2020	December 31, 2019
Intangible Drilling Cost	$4,900,667	$4,688,497
Gas Gathering Equipment	2,505,267	2,463,866
Proved Gas Properties	1,214,416	1,208,046
Gas Wells and Related Equipment	1,102,366	1,042,000
Unproved Gas Properties	765,008	755,590
Surface Land and Other Equipment	222,732	226,285
Other	194,381	187,722
Total Property, Plant and Equipment	10,904,837	10,572,006
Less: Accumulated Depreciation, Depletion and Amortization	3,841,699	3,435,431
Total Property, Plant and Equipment - Net	$7,063,138	$7,136,575

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

During the nine months ended September 30, 2020, CNX recognized certain indicators of impairment specific to our Southwest Pennsylvania (SWPA) coalbed methane (CBM) asset group and determined that the carrying value of that asset group was not recoverable. The fair value of the asset group was estimated by using level 3 inputs which consisted of discounting the estimated future cash flows using discount rates and other assumptions that market participants would use in their estimates of fair value. As a result, an impairment of $61,849 was recognized and is included in Impairment of

Exploration and Production Properties in the Consolidated Statements of Income. The impairment was related to an economic decision to temporarily idle certain wells and the related processing facility during the first quarter.

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

Impairment of Goodwill

All goodwill is attributed to the Midstream reporting unit within the Shale segment. Goodwill is evaluated for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount. In connection with the evaluation of goodwill for impairment, CNX may first consider qualitative factors to assess whether there are indicators that it is more likely than not that the fair value of a reporting unit may not exceed its carrying amount. If after assessing such factors or circumstances, CNX determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then a quantitative assessment is not required. If CNX chooses to bypass the qualitative assessment, or if it chooses to perform a qualitative assessment but is unable to qualitatively conclude that no impairment has occurred, then CNX will perform a quantitative assessment. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit's carrying value over its fair value. The Company uses a combination of the income approach (generally a discounted cash flow method) and market approach (which may include the guideline public company method and/or the guideline transaction method) to estimate the fair value of a reporting unit.

During the first quarter of 2020, the Company identified indicators of impairment in the form of deteriorating macroeconomic conditions, and the decline in the observable market value of CNXM securities both in relation to the COVID-19 pandemic and the overall decline in the MLP market space. Management concluded that these factors presented indications that the fair value of the Midstream reporting unit was more likely than not below the reporting unit’s carrying value. CNX bypassed the qualitative assessment and performed a quantitative test that utilized a combination of the income and market approaches as described above to estimate the fair value of the Midstream reporting unit. As a result of this assessment, CNX concluded that the carrying value exceeded its estimated fair value, and a corresponding impairment of $473,045 was recorded, which was included in Impairment of Goodwill in the accompanying Consolidated Statements of Income. Any additional adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges.

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

Changes in the carrying amount of goodwill consist of the following activity:

Amount
December 31, 2019	$796,359
Impairment	473,045
September 30, 2020	$323,314

Other Intangible Assets

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	September 30, 2020	December 31, 2019
Other Intangible Assets
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	18,019	13,105
Total Other Intangible Assets, net	$91,733	$96,647

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets was $1,638 for the three months ended September 30, 2020 and 2019, and $4,914 for the nine months ended September 30, 2020 and 2019. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 7—REVOLVING CREDIT FACILITIES:
CNX
In April 2019, CNX amended its senior secured revolving credit facility ("Credit Facility") and extended its maturity to April 2024. The lenders' commitments remained unchanged at $2,100,000, with an accordion feature that allows the Company to increase commitments to $3,000,000. In addition, the cumulative credit basket for dividends and distributions was replaced with a basket for dividends and distributions subject to a pro forma net leverage ratio of at least 3.00 to 1.00 and availability under the Credit Facility of at least 15% of the aggregate commitments. In April 2020, as part of the semi-annual borrowing base redetermination, both the lenders' commitments and borrowing base decreased to $1,900,000, and the $650,000 letters of credit aggregate sub-limit remained unchanged. The amount of balance sheet cash that CNX may have on hand is also limited to $150,000 when loans under the credit agreement are outstanding, subject to certain exceptions. If the aggregate principal amount of the existing 5.875% Senior Notes due in April 2022 and certain other publicly traded debt securities outstanding 91 days prior to the earliest maturity of such debt (the "Springing Maturity Date") is greater than $500,000, then the Credit Facility will mature on the Springing Maturity Date. In October 2020, as part of the semi-annual borrowing base redetermination, the lenders' reaffirmed CNX's $1,900,000 borrowing base.

Under the terms of the agreement, borrowings under the revolving credit facility will bear interest at CNX's option at either:
•the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (ii) PNC Bank, N.A.’s prime rate, or (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.75% to 1.75%; or
•the LIBOR rate, which is the LIBOR rate plus a margin ranging from 1.75% to 2.75%.

The CNX Credit Facility is secured by substantially all of the assets of CNX and certain of its subsidiaries (excluding the certain excluded subsidiaries, which includes Cardinal States Gathering LLC, CNX Midstream GP LLC and CNXM, and their respective subsidiaries). Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly.

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

The CNX Credit Facility also requires that CNX maintain a maximum net leverage ratio of no greater than 4.00 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding borrowings under the revolver, measured quarterly. The calculation of all of the ratios exclude CNXM. CNX was in compliance with all financial covenants as of September 30, 2020.

At September 30, 2020, the CNX Credit Facility had $410,000 of borrowings outstanding and $185,272 of letters of credit outstanding, leaving $1,304,728 of unused capacity. At December 31, 2019, the CNX Credit Facility had $661,000 of borrowings outstanding and $204,726 of letters of credit outstanding, leaving $1,234,274 of unused capacity.

CNX Midstream Partners LP (CNXM)
CNXM’s revolving credit facility was not impacted by the Merger (See Note 13- Acquisitions and Dispositions).

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

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (w) for so long as at least $150,000 of the CNXM 6.50% Senior Notes due March 2026 (CNXM Senior Notes) are outstanding, a maximum total leverage ratio of no greater than 5.25 to 1.00 (which increases to no greater than 5.50 to 1.00 during qualifying acquisition periods); (x) if less than $150,000 of the CNXM Senior Notes are outstanding, a maximum total leverage ratio of no greater than 4.75 to 1.00 (which increases to no greater than 5.25 to 1.00 during qualifying acquisition periods); (y) a maximum secured leverage ratio of no greater than 3.50 to 1.00 and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00. CNXM was in compliance with all financial covenants as of September 30, 2020.

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

At September 30, 2020, the CNXM credit facility had $343,000 of borrowings outstanding and $30 of letters of credit outstanding, leaving $256,970 of unused capacity. At December 31, 2019, the CNXM credit facility had $311,750 of borrowings outstanding, leaving $288,250 of unused capacity.

NOTE 8—OTHER ACCRUED LIABILITIES:

	September 30, 2020	December 31, 2019
Royalties	$53,343	$74,061
Transportation Charges	19,556	16,533
Accrued Interest	16,896	30,862
Accrued Other Taxes	9,681	9,115
Deferred Revenue	8,934	13,964
Short-Term Incentive Compensation	7,785	21,030
Accrued Payroll & Benefits	6,082	6,248
Other	35,471	37,610
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	5,076	5,076
Salary Retirement	1,649	1,587
Total Other Accrued Liabilities	$164,473	$216,086

NOTE 9—LONG-TERM DEBT:

	September 30, 2020	December 31, 2019
Senior Notes due March 2027 at 7.25% (Principal of $700,000 and $500,000 plus Unamortized Premium of $6,955 at September 30, 2020)	$706,955	$500,000
CNX Revolving Credit Facility	410,000	661,000
CNX Midstream Partners LP Senior Notes due March 2026 at 6.50% (Principal of $400,000 less Unamortized Discount of $4,062 and $4,625, respectively)*	395,938	395,375
Senior Notes due April 2022 at 5.875% (Principal of $363,348 and $894,307 plus Unamortized Premium of $276 and $1,001, respectively)	363,624	895,308
CNX Midstream Partners LP Revolving Credit Facility*	343,000	311,750
Convertible Senior Notes due May 2026 at 2.25% (Principal of $345,000 less Unamortized Discount and Issuance Costs of $111,621)	233,379	—
Cardinal States Gathering Company Credit Facility maturing in March 2028 (Principal of $118,776 less Unamortized Discount of $1,165)	117,611	—
CSG Holdings II LLC Credit Facility maturing in December 2026 (Principal of $47,355 less Unamortized Discount of $460)	46,895	—
Less: Unamortized Debt Issuance Costs	16,940	8,990
	2,600,462	2,754,443
Less: Amounts Due in One Year	22,488	—
Long-Term Debt	$2,577,974	$2,754,443
*CNX is not a guarantor of CNXM's 6.50% senior notes due in March 2026 or CNXM's senior secured revolving credit facility.

CNXM’s revolving credit facility and the CNXM Senior Notes were not impacted by the Merger (See Note 13 - Acquisitions and Dispositions).

During the three and nine months ended September 30, 2020, CNX completed a private offering of $200,000 of 7.25% senior notes due in March 2027 plus $7,000 of unamortized bond premium. The notes are guaranteed by most of CNX's subsidiaries but do not include CNXM's general partner or CNXM.

During the three and nine months ended September 30, 2020, CNX purchased and retired $50,000 and $530,959, respectively, of its outstanding 5.875% senior notes due in April 2022. As part of these transactions, a loss of $108 and a gain of $10,812 were included in Loss (Gain) on Debt Extinguishment in the Consolidated Statements of Income during the three and nine months ended September 30, 2020, respectively. During the nine months ended September 30, 2019, CNX purchased and retired $400,000 of its outstanding 5.875% senior notes due in April 2022. As part of this transaction, a loss of $7,614 was included in Loss (Gain) on Debt Extinguishment in the Consolidated Statements of Income.

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

The initial conversion rate is 77.8816 shares of CNX's common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $12.84 per share, subject to adjustment upon the occurrence of specified events. The Convertible Notes will mature on May 1, 2026, unless earlier repurchased, redeemed or converted. Before February 1, 2026, note holders will have the right to convert their Convertible Notes only upon the occurrence of the following events:

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
•if we call any or all of the Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of certain specified corporate events as set forth in the indenture governing the Convertible Notes.

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

The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The Company’s current intent is to settle the principal amount of the Convertible Notes in cash upon conversion.

If certain corporate events that constitute a “Fundamental Change” (as defined in the indenture governing the Convertible Notes) occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock. During the three and nine months ended September 30, 2020, the conditions allowing holders of the Convertible Notes to exercise their conversion right were not met and as of September 30, 2020, the notes were not convertible. The Convertible Notes are therefore classified as long-term debt at September 30, 2020.

In accounting for the transaction, the Convertible Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The fair value was based on market data available for publicly traded, senior, unsecured corporate bonds with similar maturity, which represent Level 2 observable inputs. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the principal value of the Convertible Notes and was recorded in Capital in Excess of Par Value in the Consolidated Statement of Stockholders Equity and is not remeasured as long as it continues to meet the conditions for equity classification. The equity component is not remeasured as long as it continues to meet the condition for equity classification. The excess of the principal amount of the Convertible Notes over the liability component and the debt issuance costs are amortized to interest expense over the contractual term of the Convertible Notes using the effective interest method.

In accounting for the debt issuance costs of $10,350 related to the Convertible Notes, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds of the Convertible Notes. Issuance costs attributable to the liability component were $7,024 and will be amortized to interest expense using the effective interest method over the contractual term of the Convertible Notes. Issuance costs attributable to the equity component were $3,326 and were netted with the equity component in Capital in Excess of Par Value in the Consolidated Statement of Stockholders Equity and are not subject to amortization.

As of September 30, 2020, the if-converted value of the Convertible Notes did not exceed the outstanding principal amount.

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

September 30, 2020
Liability Component:
Principal	$345,000
Unamortized Discount	(105,004)
Unamortized Issuance Costs	(6,617)
Net Carrying Amount	$233,379

Equity Component, net of Purchase Discounts and Issuance Costs	$78,317

Interest expense related to the Convertible Notes is as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2020
Contractual Interest Expense	$1,941	$3,234
Amortization of Debt Discount	3,554	5,879
Amortization of Issuance Costs	245	407
Total Interest Expense	$5,740	$9,520

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated capped call transactions with certain counterparties, (the “Capped Calls”). The Capped Calls each have an initial strike price of $12.84 per share, subject to certain adjustments, which correspond to the initial conversion price of the Convertible Notes. The Capped Calls have an initial cap price of $18.19 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that initially underlie the Convertible Notes, and are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The conditions that cause adjustments to the initial strike price of the Capped Calls mirror the conditions that result in corresponding adjustments for the Convertible Notes. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $35,673 incurred in connection with the Capped Calls was recorded as a reduction to Capital in Excess of Par Value. The impact of the Capped Calls related to stockholders’ equity has been included in Capital in Excess of Par Value in the Consolidated Statement of Stockholders Equity and includes taxes in the amount of $9,322, for a net impact of $26,351.

During the nine months ended September 30, 2020, CNX's wholly-owned subsidiary Cardinal States Gathering Company LLC ("Cardinal States") entered into a $125,000 non-revolving credit facility agreement (the "Cardinal States Facility"). The Cardinal States Facility matures in 2028, has an interest rate of 3-month LIBOR + 475 basis points and includes an excess cash flow sweep in an amount required to achieve a quarterly targeted debt balance. The facility is secured by substantially all of the Cardinal States assets, requires a minimum level of hedging of the variable interest rate exposure and is non-recourse to CNX.

Additionally, during the nine months ended September 30, 2020, CNX's wholly-owned subsidiary CSG Holdings II LLC (CSG Holdings) entered into a $50,000 non-revolving credit facility agreement (the "CSG Holdings Facility"). The CSG Holdings Facility matures in 2026, has interest rate of 3-month LIBOR + 675 basis points and includes a full excess cash sweep. The facility is secured by substantially all of the CSG Holding assets, requires a minimum level of hedging of the variable interest rate exposure and is non-recourse to CNX.

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
The 1992 Coal Industry Retiree Health Benefit Act (“Coal Act”), in Section 9711, requires coal companies that were providing health benefits to United Mine Workers of America (“UMWA”) retirees as of February 1993 to continue providing health benefits to such individuals, in substantially the same coverages, for as long as the last signatory operator remains in business. Section 9711 also requires any “related person” to be joint and severally liable for the provision of these health benefits. On May 1, 2020, the court in the Murray Energy Corporation (“Murray”) bankruptcy proceedings approved a settlement agreement between Murray and the UMWA that transferred to the UMWA 1992 Benefit Plan the Coal Act liabilities for retirees in Murray’s Section 9711 plan. The retirees transferred by Murray to the 1992 Benefit Plan include approximately 2,159 retirees allegedly traced to the December 2013 sale by CONSOL Energy Inc. to Murray Energy of the following possible last signatory operators: Consolidation Coal Company, McElroy Coal Company, Southern Ohio Coal Company, Central Ohio Coal Company, Keystone Coal Mining Corp., and Eight-Four Coal Mining Company (the “Sold Subsidiaries”). On May 2, 2020, the Trustees of the UMWA 1992 Benefit Plan sued CNX and CONSOL Energy Inc. (“CONSOL”) in federal court contending that the Sold Subsidiaries were last signatory operators and that CNX and CONSOL are related persons to the Sold Subsidiaries and, as such, CNX and CONSOL are jointly and severally liable for the Coal Act health benefits allegedly owed to the eligible retirees traced to the Sold Subsidiaries. The 1992 Plan seeks, among other relief, a declaration that CNX and CONSOL are obligated to enroll the eligible retirees attributed to the Sold Subsidiaries in a Section 9711 Plan; that CNX and CONSOL are liable to post the security required by Section 9712; and, that CNX and CONSOL are liable to pay per beneficiary premiums until the eligible retirees are enrolled in a Section 9711 plan, and other fees, costs and disbursements under the Coal Act. We disagree with the suit filed by the UMWA 1992 Plan, have filed a Motion to Dismiss and intend to defend this action. Further, under the Separation and Distribution Agreement that was entered into at the time we spun-out our coal business in 2017, CONSOL agreed to indemnify CNX for all coal-related liabilities, including this lawsuit. With respect to this matter although a loss is possible, it is not probable, and accordingly no accrual has been recognized.

At September 30, 2020, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third-parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$178,352	$178,352	$—	$—	$—
Other	6,950	6,950	—	—	—
Total Letters of Credit	185,302	185,302	—	—	—
Surety Bonds:
Employee-Related	2,600	1,500	1,100	—	—
Environmental	12,312	10,717	1,595	—	—
Financial Guarantees	81,670	26,400	55,270	—	—
Other	9,285	8,594	691	—	—
Total Surety Bonds	105,867	47,211	58,656	—	—
Total Commitments	$291,169	$232,513	$58,656	$—	$—

Excluded from the above table are commitments and guarantees entered into in conjunction with the spin-off of the Company's coal business in November 2017. Although CONSOL has agreed to indemnify CNX to the extent that CNX would be called upon to pay any of these liabilities, there is no assurance that CONSOL will satisfy its obligations to indemnify CNX in the event that CNX is so called upon (See “Item 1A. Risk Factors” in CNX's 2019 Annual Report on Form 10-K as filed with the SEC on February 10, 2020 ("2019 Form 10-K") and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 for additional information).

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of September 30, 2020, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$242,786
1 - 3 years	429,062
3 - 5 years	369,444
More than 5 years	930,189
Total Purchase Obligations	$1,971,481

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

In March 2020, CNX entered into interest rate swaps related to $175,000 of borrowings under the Cardinal States Facility and CSG Holdings Facility (See Note 9 - Long-Term Debt). In order to manage exposure to interest rate volatility, each respective entity entered into an interest rate swap for the full outstanding principal amounts inclusive of a put option at 25 basis points. The underlying notional for each swap and put option reduces over time based upon an expected amortization profile for each respective credit facility. In addition, CSG Holdings entered into a call option commencing March 31, 2023.

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

The total notional amounts of CNX's derivative instruments were as follows:

	September 30,		December 31,	Forecasted to
	2020		2019	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,280.9	*	1,460.6	2025
Natural Gas Basis Swaps (Bcf)	1,311.8	*	1,290.4	2025
Interest Rate Swaps	$575,625		$160,000	2028
*Net of purchased natural gas commodity swaps and natural gas basis swaps of 5.7 Bcf and 3.8 Bcf, respectively.

The gross fair value of CNX's derivative instruments was as follows:

	September 30,	December 31,
	2020	2019
Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$39,263	$234,238
Basis Only Swaps	38,201	13,556
Interest Rate Swaps	144	—
Total Current Assets	$77,608	$247,794

Other Non-Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$118,210	$288,543
Basis Only Swaps	41,060	25,553
Interest Rate Swaps	828	—
Total Other Non-Current Assets	$160,098	$314,096

Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$103,297	$345
Basis Only Swaps	36,878	40,626
Interest Rate Swaps	4,370	495
Total Current Liabilities	$144,545	$41,466

Non-Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$92,125	$9,693
Basis Only Swaps	99,373	105,445
Interest Rate Swaps	12,211	724
Total Non-Current Liabilities	$203,709	$115,862

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash Received (Paid) in Settlement of Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	$72,062	$61,441	$382,891	$53,058
Basis Swaps	18,248	(4,400)	836	(26,727)
Total Cash Received in Settlement of Commodity Derivative Instruments	90,310	57,041	383,727	26,331

Unrealized (Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	(369,121)	126,617	(550,694)	302,701
Basis Swaps	109,977	30,255	49,972	(88,914)
Total Unrealized (Loss) Gain on Commodity Derivative Instruments	(259,144)	156,872	(500,722)	213,787

(Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	(297,059)	188,058	(167,803)	355,759
Basis Swaps	128,225	25,855	50,808	(115,641)
Total (Loss) Gain on Commodity Derivative Instruments	$(168,834)	$213,913	$(116,995)	$240,118

The effect of interest rate swaps on Interest Expense in the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash (Paid) Received in Settlement of Interest Rate Swaps	$(1,257)	$195	$(1,850)	$195
Unrealized Loss on Interest Rate Swaps	(152)	(713)	(14,389)	(1,774)
Loss on Interest Rate Swaps	$(1,409)	$(518)	$(16,239)	$(1,579)

Cash (Paid) Received in Settlement of Commodity Derivative Instruments for the nine months ended September 30, 2020 includes $54,982 related to the monetization of certain NYMEX commodity swaps. The monetization resulted from reducing the contract swap prices of certain 2022, 2023 and 2024 NYMEX natural gas swap contracts. The notional quantities of the contracts were not changed by this monetization. In addition, Cash (Paid) Received in Settlement of Commodity Derivative Instruments for the nine months ended September 30, 2020 includes $5,851 related to the monetization and termination of approximately 8 million MMBtus of NYMEX natural gas hedges and a similar quantity of financial basis hedges that were to settle at various times from October through November of 2020. Net proceeds received from the monetizations are classified as operating cash flows in the Consolidated Statements of Cash Flows.

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
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at September 30, 2020			Fair Value Measurements at December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Gas Derivatives	$—	$(94,939)	$—	$—	$405,781	$—
Interest Rate Swaps	$—	$(15,609)	$—	$—	$(1,219)	$—

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$150,132	$150,132	$16,283	$16,283
Long-Term Debt (Excluding Debt Issuance Costs)	$2,617,402	$2,723,756	$2,763,433	$2,619,676
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

NOTE 13—ACQUISITIONS AND DISPOSITIONS:

On July 26, 2020, CNX entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CNXM, CNX Midstream GP LLC (the “General Partner”) and CNX Resources Holding LLC., a wholly owned subsidiary of CNX (“Merger Sub”), pursuant to which Merger Sub merged with and into CNXM with CNXM surviving as an indirect wholly owned subsidiary of CNX (the “Merger”). On September 28, 2020, the Merger was completed and CNX issued 37,054,223 shares of common stock to acquire the 42,107,071 common units of CNXM not owned by CNX prior to the Merger at a fixed exchange ratio of 0.88 shares of CNX common stock for each CNXM common unit, for total implied consideration of $384,623. As a result of the Merger, CNXM’s common units are no longer publicly traded.

Except for the Class B units of CNXM, which were automatically canceled immediately prior to the effective time of the Merger for no consideration in accordance with CNXM’s partnership agreement, the interests in CNXM owned by CNX and its subsidiaries remain outstanding as limited partner interests in the surviving entity. The General Partner will continue to own the non-economic general partner interest in the surviving entity.

As CNX controlled CNXM prior to the Merger and continues to control CNXM after the Merger, CNX accounted for the change in our ownership interest in CNXM as an equity transaction which was reflected as a reduction of noncontrolling interest with corresponding increases to common stock and capital in excess of par value. No gain or loss was recognized in our condensed consolidated statements of operations as a result of the Merger.

The tax effects of the Merger were reported as adjustments to deferred income taxes and capital in excess of par value.

Prior to the effective time of the Merger on September 28, 2020, public unitholders held a 46.9% equity interest in CNXM and CNX owned the remaining 53.1% equity interest. The earnings of CNXM that were attributed to its common units held by the public prior to the Merger are reflected in Net Income Attributable to Noncontrolling Interest in the Consolidated Statements of Income. There were no changes in our ownership interest in CNXM during the three and nine months ended September 30, 2019.

CNXM’s revolving credit facility (See Note 7 - Revolving Credit Facility) and the CNXM Senior Notes (See Note 9 - Long-Term Debt) were not impacted by the Merger.

We incurred $4,717 and $4,737 of transaction costs directly attributable to the Merger during the three and nine months ended September 30, 2020, respectively, including financial advisory, legal service and other professional fees, which were recorded to Other Expense in the Consolidated Statements of Income.

NOTE 14—SEGMENT INFORMATION:
The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.
The Company evaluates the performance of its reportable segments based on total revenue and other operating income, and operating expenses directly attributable to that segment. Certain expenses are managed outside the reportable segments and therefore are not allocated. These expenses include, but are not limited to, interest expense, impairment of exploration and production properties, impairment of goodwill and other corporate expenses such as selling, general and administrative costs.
CNX's principal activity is to produce pipeline quality natural gas for sale primarily to gas wholesalers and the Company has two reportable segments that conducts those operations: Shale and Coalbed Methane. The Other Segment includes nominal shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, realized gain on commodity derivative instruments that were monetized prior to their settlement dates, exploration and production related other costs, impairments of exploration and production properties, as well as various other expenses that are managed outside the reportable segments as discussed above. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses.
Prior to the Merger of CNXM that occurred in September 2020 (See Note 13 - Acquisitions and Dispositions), CNX consisted of two principal business divisions: Exploration and Production (E&P) and Midstream. The E&P Division included four reportable segments, Marcellus Shale, Utica Shale, Coalbed Methane, and Other Gas. Certain reclassifications of 2019 segment information have been made to conform to the 2020 presentation.

Industry segment results for the three months ended September 30, 2020:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGL and Oil Revenue	$155,792	$25,667	$754	$182,213	(A)
Purchased Gas Revenue	—	—	31,541	31,541
Gain (Loss) on Commodity Derivative Instruments	79,773	10,518	(259,125)	(168,834)
Other Revenue and Operating Income	16,689	—	4,466	21,155	(B)
Total Revenue and Other Operating Income	$252,254	$36,185	$(222,364)	$66,075
Total Operating Expense	$165,587	$30,439	$83,479	$279,505
Earnings (Loss) Before Income Tax	$86,667	$5,746	$(342,485)	$(250,072)
Segment Assets	$6,070,356	$1,125,312	$933,506	$8,129,174	(C)
Depreciation, Depletion and Amortization	$94,617	$15,763	$4,084	$114,464
Capital Expenditures	$105,988	$2,310	$37	$108,335

(A)    Included in Total Natural Gas, NGL and Oil Revenue are sales of $35,645 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(B)    Includes equity in earnings of unconsolidated affiliates of $396 for Other.
(C)    Includes investments in unconsolidated equity affiliates of $15,685.

    Industry segment results for the three months ended September 30, 2019:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGL and Oil Revenue	$229,183	$35,621	$247	$265,051	(D)
Purchased Gas Revenue	—	—	29,192	29,192
Gain on Commodity Derivative Instruments	50,982	6,036	156,895	213,913
Other Revenue and Operating Income	18,525	—	3,316	21,841	(E)
Total Revenue and Other Operating Income	$298,690	$41,657	$189,650	$529,997
Total Operating Expense	$185,452	$32,940	$80,207	$298,599
Earnings Before Income Tax	$113,238	$8,717	$70,907	$192,862
Segment Assets	$6,911,677	$1,231,509	$1,143,072	$9,286,258	(F)
Depreciation, Depletion and Amortization	$100,545	$17,400	$2,514	$120,459
Capital Expenditures	$332,640	$2,196	$1,301	$336,137

(D)    Included in Total Natural Gas, NGL and Oil Revenue are sales of $39,092 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(E)    Includes equity in earnings of unconsolidated affiliates of $673 for Other.
(F)    Includes investments in unconsolidated equity affiliates of $17,110.

Industry segment results for the nine months ended September 30, 2020:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGL and Oil Revenue	$528,913	$79,319	$1,251	$609,483	(A)
Purchased Gas Revenue	—	—	78,324	78,324
Gain (Loss) on Commodity Derivative Instruments	266,488	33,210	(416,693)	(116,995)	(B)
Other Revenue and Operating Income	47,286	—	13,177	60,463	(C)
Total Revenue and Other Operating Income	$842,687	$112,529	$(323,941)	$631,275
Total Operating Expense	$511,653	$94,113	$779,532	$1,385,298
Earnings (Loss) Before Income Tax	$331,034	$18,416	$(1,216,459)	$(867,009)
Segment Assets	$6,070,356	$1,125,312	$933,506	$8,129,174	(D)
Depreciation, Depletion and Amortization	$295,648	$49,903	$11,623	$357,174
Capital Expenditures	$385,763	$6,796	$2,677	$395,236

(A)    Included in Total Natural Gas, NGL and Oil Revenue are sales of $115,011 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(B)    Included in Other is a realized gain on commodity derivative instruments of $83,997 related to the monetization of hedges (see Note 11 - Derivative Instruments for more information).
(C)    Includes equity in loss of unconsolidated affiliates of $1,025 for Other.
(D)    Includes investments in unconsolidated equity affiliates of 15,685.

Industry segment results for the nine months ended September 30, 2019:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGL and Oil Revenue	$917,862	$125,094	$906	$1,043,862	(E)
Purchased Gas Revenue	—	—	64,181	64,181
Gain on Commodity Derivative Instruments	23,501	2,819	213,798	240,118
Other Revenue and Operating Income	55,863	—	9,436	65,299	(F)
Total Revenue and Other Operating Income	$997,226	$127,913	$288,321	$1,413,460
Total Operating Expense	$586,030	$98,694	$254,510	$939,234
Earnings (Loss) Before Income Tax	$411,196	$29,219	$(90,278)	$350,137
Segment Assets	$6,911,677	$1,231,509	$1,143,072	$9,286,258	(G)
Depreciation, Depletion and Amortization	$316,596	$51,669	$6,354	$374,619
Capital Expenditures	$951,427	$7,752	$5,323	$964,502

(E)    Included in Total Natural Gas, NGL and Oil Revenue are sales of $155,337 to Direct Energy Business Marketing LLC and $114,440 to NJR Energy Services Company, each of which comprises over 10% of revenue from contracts with external customers for the period.
(F)    Includes equity in earnings of unconsolidated affiliates of $1,703 for Other.
(G)    Includes investments in unconsolidated equity affiliates of $17,110.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Total Segment Revenue from Contracts with External Customers	$230,443	$312,767	$735,093	$1,163,906
(Loss) Gain on Commodity Derivative Instruments	(168,834)	213,913	(116,995)	240,118
Other Operating Income	4,466	3,317	13,177	9,436
Total Consolidated Revenue and Other Operating Income	$66,075	$529,997	$631,275	$1,413,460

Total Assets:

	September 30,
	2020	2019
Segment Assets for Reportable Business Segments	$7,195,668	$8,143,186
Segment Assets for Other	782,730	1,126,404
Items Excluded from Segment Assets:
Cash and Cash Equivalents	150,132	5,484
Recoverable Income Taxes	644	11,184
Total Consolidated Assets	$8,129,174	$9,286,258

NOTE 15—STOCK REPURCHASE:
Since the October 30, 2017 inception of the current stock repurchase program, CNX's Board of Directors has approved in total a $750,000 stock repurchase program, which is not subject to an expiration date. The repurchases may be affected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans. During the nine months ended September 30, 2019, 12,929,487 shares were repurchased and retired at an average price of $8.91 per share for a total cost of $115,477. There were no shares repurchased and retired during the nine months ended September 30, 2020.

NOTE 16—RECENT ACCOUNTING PRONOUNCEMENTS:

In August 2020, the FASB issued ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU simplifies an entity's accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separate accounting for embedded conversion features, simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification, requires entities to use the if-converted method for all convertible instruments in the diluted EPS calculation and include the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards, requires new disclosures about events that occur during the reporting period and cause conversion contingencies to be met and about the fair value of an entity's convertible debt at the instrument level, among other things. The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and can be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is still evaluating the effect of adopting this guidance.

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

NOTE 17—SUBSEQUENT EVENT:

On October 8, 2020, CNX repurchased the remaining $363,348 of its outstanding 5.875% senior notes due in April 2022 at an average price equal to 100% of the principal amount.

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

General

CNX continues to monitor the current and potential impacts of the coronavirus COVID-19 ("COVID-19") pandemic on all aspects of our business and geographies, including how it has impacted, and may in the future, impact our operations, financial results, liquidity, contractors, customers, employees and vendors. The Company also continues to monitor a number of factors that may cause actual results of operations to differ from our historical results or current expectations. These factors include: the impact of the COVID-19 pandemic and the related global economic downturn, the historically low natural gas prices and the historically low natural gas liquids prices that began with the crude oil price war between the Organization of Petroleum Exporting Countries ("OPEC")/Saudi Arabia and Russia in the first quarter of 2020. The natural gas liquids prices have rebounded in the third quarter. These and other factors could affect the Company’s operations, earnings and cash flows for any period and could cause such results to not be comparable to those of the same period in previous years. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

While CNX did not incur significant disruptions to operations during the three or nine months ended September 30, 2020 as a direct result of the COVID-19 pandemic, CNX is unable to predict the impact that the COVID-19 pandemic will have on us, including our financial position, operating results, liquidity and ability to obtain financing in future reporting periods, due to numerous uncertainties. These uncertainties include the volatility and severity of the virus, the duration of the outbreak, the availability of a vaccine, governmental or other actions taken to combat the virus (which could include limitations on our operations or the operations of our customers and vendors), and the effect that the COVID-19 pandemic will have on the demand for natural gas and natural gas liquids. The continued health of our employees, contractors and vendors, and our ability to meet staffing needs in our operations and certain critical functions is vital to our operations and cannot currently be predicted. Further, the continuing impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets as well as other unanticipated consequences remain unknown. In addition, CNX cannot predict the impact that COVID-19 will have on our customers, vendors and contractors; however, any material effect on these parties could adversely impact CNX. For instance, in the short term, CNX is starting to see a reduction in overall service and materials costs, due to oversupply of those services and costs, since industrial production has waned. However, if services providers to our industry are forced into bankruptcy or otherwise consolidate due to weakening economic conditions, demand could outpace supply in the long-term and cause these costs to increase. The situation surrounding COVID-19 remains fluid and unpredictable, and CNX is actively managing our response in collaboration with our contractors, customers, employees and vendors and assessing potential impacts to our financial position and operating results, as well as any adverse developments that could impact our business.

CNX has also taken, and is continuing to take, proactive steps to manage any disruption in our business caused by COVID-19. For instance, even though our operations were not required to close, CNX was an early adopter in employing a work-from-home system, even before any government mandate on non-essential businesses was enacted. CNX increased its technology platform, infrastructure and security to allow for a work-from-home environment ahead of the actual need, and therefore, once the hypothetical became a reality, we believe CNX was ahead of many companies in this respect. CNX has also deployed additional safety protocols at our field sites in order to help keep our employees and contractors safe and to keep our operations running without material disruption. As the COVID-19 pandemic continues to unfold, CNX will continue to assess and update its protocols.

For further information regarding the impact of COVID-19 see Risk factors in Item 1A in our Quarterly Reports on Form 10-Q.

Recent Business Developments:

On September 28, 2020, we completed the acquisition of all of the outstanding common units of CNX Midstream Partners LP ("CNXM") and CNXM became our indirect wholly-owned subsidiary (the “Merger”) (See Note 13 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). In connection with the closing of the Merger, we issued 37.1 million shares of our common stock to acquire the 42.1 million common units of CNXM held by third-party CNXM investors at a fixed exchange ratio of 0.88 shares of CNX common stock for each CNXM common unit, for total implied consideration of $384.6 million.

In conjunction with the Merger and to provide a greater level of transparency that is more in-line with how Management views CNX's operations, CNX has updated its segment reporting to now include a Shale segment which is made up of what was formerly the Marcellus, Utica and Midstream Segments (See Note 14 - Segments in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). CNX has recast its current and historical operating results into the new format.

Hedging Update:

Total hedged natural gas production in the 2020 fourth quarter is 124.0(1) Bcf. The annual gas hedge position is shown in the table below:

	2020	2021
Volumes Hedged (Bcf), as of 10/8/20	448.8(1)(2)	459.1
1Net of purchased swaps.
2Includes actual settlements of 356.2 Bcf.

CNX's hedged gas volumes include a combination of NYMEX financial hedges, index (NYMEX and basis) financial hedges, and physical fixed price sales. In addition, to protect the NYMEX hedge volumes from basis exposure, CNX enters into basis-only financial hedges and physical sales with fixed basis at certain sales points.

Results of Operations - Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

Net (Loss) Income Attributable to CNX Resources Shareholders

CNX reported a net loss attributable to CNX Resources shareholders of $205 million, or a loss per diluted share of $1.03, for the three months ended September 30, 2020, compared to net income attributable to CNX Resources shareholders of $116 million, or earnings per diluted share of $0.61, for the three months ended September 30, 2019.

	For the Three Months Ended September 30,
(Dollars in thousands)	2020	2019	Variance
Net (Loss) Income	$(188,793)	$143,960	$(332,753)
Less: Net Income Attributable to Noncontrolling Interest	15,905	28,422	(12,517)
Net (Loss) Income Attributable to CNX Resources Shareholders	$(204,698)	$115,538	$(320,236)

Included in the loss for the three months ended September 30, 2020 was an unrealized loss on commodity derivative instruments of $259 million. Included in the earnings for the three months ended September 30, 2019 was an unrealized gain on commodity derivative instruments of $157 million.

Selected Operating Revenue and Other Cost Data

The following table presents sales volumes, revenue, costs, average sales prices (including the effects of settled derivatives) and average unit costs for production operations on a total Company basis:

	For the Three Months Ended September 30,
	2020		2019		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		115.7		128.3		(12.6)
						—
Natural Gas, NGL and Oil Revenue	$182	1.53	$265	2.04	$(83)	(0.51)
Gain on Commodity Derivative Instruments - Cash Settlement - Gas	90	0.83	57	0.47	33	0.36
Total Revenue	272	2.36	322	2.51	(50)	(0.15)
Lease Operating Expense	10	0.09	14	0.11	(4)	(0.02)
Production, Ad Valorem, and Other Fees	6	0.05	6	0.05	—	—
Transportation, Gathering and Compression	69	0.59	80	0.63	(11)	(0.04)
Depreciation, Depletion and Amortization (DD&A)	112	0.98	120	0.93	(8)	0.05
Average Costs	197	1.71	220	1.72	(23)	(0.01)
Average Margin	$75	0.65	$102	0.79	$(27)	(0.14)

*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 12.6 Bcfe decrease in sales volumes when compared to the year-earlier quarter was primarily due to the temporary shut-in of new turn-in-line wells in 2020 due to low natural gas prices and normal production declines for legacy wells.

Changes in Average Costs per Mcfe were primarily related to the following items:

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
•Depreciation, depletion and amortization expense increased on a per unit basis as a result of fixed depreciation costs related to CNX's gathering infrastructure being spread over a lower production base in 2020. The lower production volumes was a result of temporary shut-ins due to lower natural gas prices.

The following table is a summary of total other revenue and operating income and selected other expense line items that are included in the total (loss) earnings before income tax on a total company Mcfe equivalent and excluded from the previous table.

	For the Three Months Ended September 30,
	2020		2019		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Company Sales Volumes (Bcfe)*		115.7		128.3		(12.6)

Total Other Revenue and Operating Income	$21	0.18	$22	0.17	$(1)	0.01

Depreciation, Depletion and Amortization	2	0.02	—	0.00	2	0.02
Exploration and Production Related Other Costs	2	0.02	6	0.05	(4)	(0.03)
Selling, General and Administrative Costs	23	0.20	24	0.19	(1)	0.01
Other Operating Expense	24	0.21	21	0.16	3	0.05
Total Selected Operating Costs and Expenses	51	0.45	51	0.40	—	0.05
Other Expense	2	0.02	3	0.02	(1)	0.00
Interest Expense	38	0.33	38	0.30	—	0.03
Total Selected Other Expense	40	0.35	41	0.32	(1)	0.03
Total Selected Costs and Expenses	$91	0.80	$92	0.72	$(1)	0.08
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Three Months Ended September 30,
in thousands (unless noted)	2020	2019	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	6,885	8,019	(1,134)	(14.1)%
Sales Volume (Mbbls)	1,147	1,337	(190)	(14.2)%
Gross Price ($/Bbl)	$13.14	$13.68	$(0.54)	(3.9)%
Gross NGL Revenue	$15,053	$18,305	$(3,252)	(17.8)%

Oil/Condensate:
Sales Volume (MMcfe)	624	77	547	710.4%
Sales Volume (Mbbls)	104	13	91	700.0%
Gross Price ($/Bbl)	$39.50	$73.12	$(33.62)	(46.0)%
Gross Oil/Condensate Revenue	$4,106	$931	$3,175	341.0%

GAS
Sales Volume (MMcf)	108,190	120,208	(12,018)	(10.0)%
Sales Price ($/Mcf)	$1.51	$2.04	$(0.53)	(26.0)%
Gross Gas Revenue	$163,054	$245,815	$(82,761)	(33.7)%

Hedging Impact ($/Mcf)	$0.83	$0.47	$0.36	76.6%
Gain on Commodity Derivative Instruments - Cash Settlement	$90,311	$57,041	$33,270	58.3%

The decrease in the gross revenue was primarily the result of the $0.53 per Mcf decrease in general natural gas prices, when excluding the impact of hedging, in the markets in which CNX sells its natural gas and the 12.6 Bcfe decrease in sales volumes. The decrease in the gross revenue was offset, in-part, by the increase in the realized gain on commodity derivative instruments related to the Company's hedging program.

SEGMENT ANALYSIS for the three months ended September 30, 2020 compared to the three months ended September 30, 2019:

	For the Three Months Ended				Difference to Three Months Ended
	September 30, 2020				September 30, 2019
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGL and Oil Revenue	$156	$26	$—	$182	$(73)	$(10)	$—	$(83)
Gain (Loss) on Commodity Derivative Instruments	80	11	(260)	(169)	29	5	(417)	(383)
Purchased Gas Revenue	—	—	32	32	—	—	3	3
Other Revenue and Operating Income	17	—	4	21	(2)	—	1	(1)
Total Revenue and Other Operating Income	253	37	(224)	66	(46)	(5)	(413)	(464)
Lease Operating Expense	7	4	(1)	10	(3)	—	(1)	(4)
Production, Ad Valorem, and Other Fees	5	1	—	6	—	(1)	1	—
Transportation, Gathering and Compression	60	10	(1)	69	(10)	—	(1)	(11)
Depreciation, Depletion and Amortization	94	16	4	114	(7)	(1)	2	(6)
Exploration and Production Related Other Costs	—	—	2	2	—	—	(4)	(4)
Purchased Gas Costs	—	—	32	32	—	—	4	4
Selling, General and Administrative Costs	—	—	23	23	—	—	(1)	(1)
Other Operating Expense	—	—	24	24	—	—	3	3
Total Operating Costs and Expenses	166	31	83	280	(20)	(2)	3	(19)
Other Expense	—	—	2	2	—	—	(1)	(1)
Gain on Asset Sales and Abandonments, net	—	—	(4)	(4)	—	—	(1)	(1)
Interest Expense	—	—	38	38	—	—	—	—
Total Other Expense	—	—	36	36	—	—	(2)	(2)
Total Costs and Expenses	166	31	119	316	(20)	(2)	1	(21)
Earnings (Loss) Before Income Tax	$87	$6	$(343)	$(250)	$(26)	$(3)	$(414)	$(443)

SHALE SEGMENT

The Shale segment had earnings before income tax of $87 million for the three months ended September 30, 2020 compared to earnings before income tax of $113 million for the three months ended September 30, 2019.

	For the Three Months Ended September 30,
	2020	2019	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	95.2	106.0	(10.8)	(10.2)%
NGL Sales Volumes (Bcfe)*	6.9	8.0	(1.1)	(13.8)%
Oil/Condensate Sales Volumes (Bcfe)*	0.5	0.1	0.4	400.0%
Total Shale Sales Volumes (Bcfe)*	102.6	114.1	(11.5)	(10.1)%

Average Sales Price - Gas (per Mcf)	$1.44	$1.98	$(0.54)	(27.3)%
Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$0.84	$0.48	$0.36	75.0%
Average Sales Price - NGL (per Mcfe)*	$2.18	$2.28	$(0.10)	(4.4)%
Average Sales Price - Oil/Condensate (per Mcfe)*	$6.27	$12.76	$(6.49)	(50.9)%

Total Average Shale Sales Price (per Mcfe)	$2.30	$2.46	$(0.16)	(6.5)%
Average Shale Lease Operating Expenses (per Mcfe)	0.07	0.09	(0.02)	(22.2)%
Average Shale Production, Ad Valorem, and Other Fees (per Mcfe)	0.04	0.04	—	—%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.58	0.61	(0.03)	(4.9)%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.93	0.89	0.04	4.5%
Total Average Shale Costs (per Mcfe)	$1.62	$1.63	$(0.01)	(0.6)%
Average Margin for Shale (per Mcfe)	$0.68	$0.83	$(0.15)	(18.1)%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, oil, condensate, and natural gas prices.

The Shale segment had natural gas, NGL and oil revenue of $156 million for the three months ended September 30, 2020 compared to $229 million for the three months ended September 30, 2019. The $73 million decrease was primarily due to a 27.3% decrease in the average sale price for natural gas and a 4.4% decrease in the average sale price of NGLs, along with a 10.1% decrease in total Shale sales volumes. The decrease in total Shale sales volumes was primarily due to the temporary shut-in of new turn-in-line wells in 2020 due to low natural gas prices.

The decrease in the total average Shale sales price was primarily due to a $0.54 per Mcf decrease in the average sales price for natural gas and a $0.10 per Mcfe decrease in the average NGL sales price, offset in part by a $0.36 per Mcf increase in the realized gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 89.3 Bcf of the Company's produced Shale gas sales volumes for the three months ended September 30, 2020 at an average gain of $0.89 per Mcf hedged. For the three months ended September 30, 2019, these financial hedges represented approximately 90.3 Bcf at an average gain of $0.56 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $166 million for the three months ended September 30, 2020 compared to $186 million for the three months ended September 30, 2019. The decrease in total dollars and decrease in unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $7 million for the three months ended September 30, 2020 compared to $10 million for the three months ended September 30, 2019. The decrease in total dollars and in unit costs was primarily due to a decrease in water disposal costs in the current period due to an increase in the reuse of produced water in well completions activity.

•Shale transportation, gathering and compression costs were $60 million for the three months ended September 30, 2020 compared to $70 million for the three months ended September 30, 2019. The decreases in total dollars and unit costs were primarily related to lower processing costs and a decrease in firm transportation expense due to lower gas sales volumes.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $94 million for the three months ended September 30, 2020 compared to $101 million for the three months ended September 30, 2019. These amounts included depletion on a unit of production basis of $0.81 per Mcfe and $0.82 per Mcfe, respectively. The decrease in units of production depreciation, depletion and amortization rate in the current period is the result of positive reserve revisions within our core SWPA development area and lower cost reserves added in our core SWPA development area from the 2019 development program partially offset by an increase in the units of production depreciation, depletion and amortization rate due to negative reserves revisions within our Ohio operations. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third-parties. The Shale segment had other revenue and operating income of $17 million for the three months ended September 30, 2020 compared to $19 million for the three months ended September 30, 2019. The decrease in the period-to-period comparison was primarily due to a reduction in third-party volumes transported related to temporary production curtailments.

COALBED METHANE (CBM) SEGMENT

The CBM segment had earnings before income tax of $6 million for the three months ended September 30, 2020 compared to earnings before income tax of $9 million for the three months ended September 30, 2019.

	For the Three Months Ended September 30,
	2020	2019	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	13.0	14.1	(1.1)	(7.8)%

Average Sales Price - Gas (per Mcf)	$1.98	$2.52	$(0.54)	(21.4)%
Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$0.81	$0.43	$0.38	88.4%

Total Average CBM Sales Price (per Mcf)	$2.79	$2.95	$(0.16)	(5.4)%
Average CBM Lease Operating Expenses (per Mcf)	0.28	0.28	—	—%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.09	0.10	(0.01)	(10.0)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.76	0.71	0.05	7.0%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.21	1.24	(0.03)	(2.4)%
Total Average CBM Costs (per Mcf)	$2.34	$2.33	$0.01	0.4%
Average Margin for CBM (per Mcf)	$0.45	$0.62	$(0.17)	(27.4)%

The CBM segment had natural gas revenue of $26 million for the three months ended September 30, 2020 compared to $36 million for the three months ended September 30, 2019. The $10 million decrease was due to the 7.8% decrease in total CBM sales volumes and the 21.4% decrease in the average sales price for natural gas. The decrease in CBM sales volumes was primarily due to normal production declines.

The total average CBM sales price decreased $0.16 per Mcf due to a $0.54 per Mcf decrease in average gas sales price, offset in part by a $0.38 per Mcf increase in the gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 11.8 Bcf of the Company's produced CBM sales volumes for the three months ended September 30, 2020 at an average gain of $0.89 per Mcf hedged. For the three months ended September 30, 2019, these financial hedges represented approximately 11.3 Bcf at an average gain of $0.53 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $31 million for the three months ended September 30, 2020 compared to $33 million for the three months ended September 30, 2019. The decrease in total dollars and increase in unit costs for the CBM segment was primarily due to the following:

•CBM transportation, gathering and compression costs remained consistent at $10 million for both the three months ended September 30, 2020 and 2019. The increase in unit costs were primarily related to the 7.8% decrease in CBM sales volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $16 million for the three months ended September 30, 2020 compared to $17 million for the three months ended September 30, 2019. These amounts included depletion on a unit of production basis of $0.67 per Mcfe and $0.70 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate was due to positive reserve revisions. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER SEGMENT

The Other Segment includes nominal shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, exploration and production related other costs, impairments of exploration and production properties, as well as various other expenses that are managed outside the Shale and CBM segments such as selling, general and administrative (SG&A), interest expense and income taxes.

The Other segment had a loss before income tax of $343 million for the three months ended September 30, 2020 compared to earnings before income tax of $71 million for the three months ended September 30, 2019.

	For the Three Months Ended September 30,
	2020	2019	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	—	0.1	(0.1)	(100.0)%
Oil/Condensate Sales Volumes (Bcfe)*	0.1	—	0.1	100.0%
* Oil/Condensate is converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, condensate, and natural gas prices.

Gain or Loss on Commodity Derivative Instruments and Monetization

For the three months ended September 30, 2020, the Other Gas segment recognized an unrealized loss on commodity derivative instruments of $259 million and cash settlements paid of $1 million. For the three months ended September 30, 2019, the Other Gas segment recognized an unrealized gain on commodity derivative instruments of $157 million. The unrealized loss/gain on commodity derivative instruments represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas

Purchased gas volumes represent volumes of gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenues were $32 million for the three months ended September 30, 2020 compared to $29 million for the three months ended September 30, 2019. Purchased gas costs were $32 million for the three months ended September 30, 2020 compared to $28 million for the three months ended September 30, 2019. The period-to-period increase in purchased gas revenue was due to an increase in purchased gas sales volumes, offset in part by a decrease in average sales price.

	For the Three Months Ended September 30,
	2020	2019	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	20.7	13.6	7.1	52.2%
Average Sales Price (per Mcf)	$1.52	$2.14	$(0.62)	(29.0)%
Average Cost (per Mcf)	$1.53	$2.02	$(0.49)	(24.3)%

Other Operating Income

	For the Three Months Ended September 30,
(in millions)	2020	2019	Variance	Percent Change
Gathering Income	$3	$2	$1	50.0%
Water Income	1	—	1	100.0%
Equity in Earnings of Affiliates	—	1	(1)	(100.0)%
Total Other Operating Income	$4	$3	$1	33.3%

•Gathering income represents revenue from the sale of excess firm transportation capacity to third-parties. The Company obtains firm pipeline transportation capacity to enable gas production to flow uninterrupted as sales volumes increase. In order to minimize this unutilized firm transportation expense, CNX is able to release (sell) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue (Gathering income) from released capacity helps offset the unutilized firm transportation and processing fees in total other operating expense.

Exploration and Production Related Other Costs

	For the Three Months Ended September 30,
(in millions)	2020	2019	Variance	Percent Change
Seismic Activity	$—	$5	$(5)	(100.0)%
Lease Expiration Costs	1	1	—	—%
Land Rentals	1	—	1	100.0%
Total Exploration and Production Related Other Costs	$2	$6	$(4)	(66.7)%

•Seismic activity decreased in the period-to-period comparison due to additional geophysical research in the prior period.

Selling, General and Administrative ("SG&A")

SG&A costs include costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Three Months Ended September 30,
(in millions)	2020	2019	Variance	Percent Change
Salaries and Wages	$8	$10	$(2)	(20.0)%
Long-Term Equity-Based Compensation (Non-Cash)	2	2	—	—%
Short-Term Incentive Compensation	3	2	1	50.0%
Other	10	10	—	—%
Total SG&A	$23	$24	$(1)	(4.2)%

•Salaries and Wages decreased $2 million due to an overall reduction in employees and employee related costs resulting from a reduction in staff at the end of 2019 period.

Other Operating Expense

	For the Three Months Ended September 30,
(in millions)	2020	2019	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$20	$15	$5	33.3%
Idle Equipment and Service Charges	2	—	2	100.0%
Insurance Expense	1	1	—	—%
Other	1	5	(4)	(80.0)%
Total Other Operating Expense	$24	$21	$3	14.3%

•Unutilized firm transportation and processing fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. The increase of $5 million in the period-to-period comparison was primarily due to previously acquired capacity which was not utilized during the current period to transport the Company's flowing production or to process the Company’s wet natural gas production. The increase in unutilized capacity was primarily due to the temporary shut-in of new turn-in-line wells in 2020 due to low natural gas price. In some instances, the Company may have the opportunity to realize more favorable net pricing by strategically choosing to sell natural gas into a market or to a customer that does not require the use of the Company’s own firm transportation capacity. Such sales would result in an increase in unutilized firm transportation expense. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Gathering Income in Other Revenue and Operating Income above.
•Idle Equipment and Service Charges primarily relate to the temporary idling of one of the Company's natural gas drilling rigs as well as related equipment and other services that may be needed in the natural gas drilling and completions process. The increase of $2 million in the period-to-period comparison was primarily the result of CNX idling one of its drilling rigs in the third-quarter.
•Other decreased $4 million in the period-to-period comparison primarily due to a write-off of obsolete inventory in the 2019 period.

Other Expense

	For the Three Months Ended September 30,
(in millions)	2020	2019	Variance	Percent Change
Other Income
Interest Income	$2	$1	$1	100.0%
Other	6	—	6	100.0%
Total Other Income	$8	$1	$7	700.0%

Other Expense
Professional Services	$2	$1	$1	100.0%
Merger Related Costs	5	—	5	100.0%
Bank Fees	3	3	—	—%
Total Other Expense	$10	$4	$6	150.0%

Total Other Expense	$2	$3	$(1)	(33.3)%

•Other income increased $7 million in the period-to-period comparison primarily due to the receipt of a severance tax refund related to a prior period in the three months ended September 30, 2020 as well as additional interest income related to the alternative minimum tax (“AMT”) credit refund CNX received (See Note 4- Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).
•Merger-related costs consist of transaction costs directly attributable to the CNXM Merger (See Note 13- Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information), including financial advisory, legal service and other professional fees, which were recorded to Other Expense in the Consolidated Statements of Income.

Gain on Asset Sales and Abandonments, net

A gain on asset sales of $4 million related to the sale of various non-core assets was recognized in the three months ended September 30, 2020 compared to a gain of $3 million in the three months ended September 30, 2019.

Loss (Gain) Loss on Debt Extinguishment

A nominal loss on debt extinguishment was recognized in the three months ended September 30, 2020. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Interest Expense

	For the Three Months Ended September 30,
(in millions)	2020	2019	Variance	Percent Change
Total Interest Expense	$38	$38	$—	—%

•Interest expense remained unchanged quarter over quarter. In 2020, the Company purchased $531 million of the outstanding 5.875% senior notes due in April 2022 during the nine months ended September 30, 2020 and had lower average borrowings under the CNX credit facility. These decreases were offset by the addition of $345 million of convertible senior notes due 2026 (the “Convertible Notes”) during the three months ended June 30, 2020 and by the addition of the $125 million Cardinal States Facility and $50 million CSG Holdings Facility during the three months ended March 31, 2020. Realized and unrealized losses on interest rate swap agreements also offset the decreases in interest expense mentioned above.

Income Taxes

	For the Three Months Ended September 30,
(in millions)	2020	2019	Variance	Percent Change
Total Company (Loss) Earnings Before Income Tax	$(250)	$193	$(443)	(229.5)%
Income Tax (Benefit) Expense	$(61)	$49	$(110)	(224.5)%
Effective Income Tax Rate	24.5%	25.4%	(0.9)%

The effective income tax rate was 24.5% for the three months ended September 30, 2020 compared to 25.4% for the three months ended September 30, 2019. The effective rate for the three months ended September 30, 2020 and 2019 differs from the U.S. Federal statutory rate of 21% primarily due to the impact of noncontrolling interest, equity compensation and state income taxes.

See Note 4 - Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Results of Operations - Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

Net (Loss) Income Attributable to CNX Resources Shareholders
CNX reported a net loss attributable to CNX Resources shareholders of $680 million, or a loss per diluted share of $3.56, for the nine months ended September 30, 2020, compared to net income attributable to CNX Resources shareholders of $191 million, or earnings per diluted share of $1.01, for the nine months ended September 30, 2019.

	For the Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Variance
Net (Loss) Income	$(624,502)	$272,004	$(896,506)
Less: Net Income Attributable to Noncontrolling Interest	55,031	81,325	(26,294)
Net (Loss) Income Attributable to CNX Resources Shareholders	$(679,533)	$190,679	$(870,212)

Included in the loss for the nine months ended September 30, 2020 was a $62 million non-cash impairment charge related to exploration and production properties, a $473 million non-cash impairment charge related to goodwill and an unrealized loss on commodity derivative instruments of $501 million. Included in the earnings for the nine months ended September 30, 2019 was an unrealized gain on commodity derivative instruments of $214 million.

Selected Operating Revenue and Other Cost Data

The following table presents sales volumes, average sales prices (including the effects of settled derivatives and excluding hedge monetizations) and average costs on a total Company basis:

	For the Nine Months Ended September 30,
	2020		2019		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		364.6		395.8		(31.2)

Natural Gas, NGL and Oil Revenue	$609	1.62	$1,044	2.63	$(435)	(1.01)
Gain on Commodity Derivative Instruments - Cash Settlement - Gas **	300	0.87	26	0.07	274	0.80
Total Revenue	909	2.49	1,070	2.70	(161)	(0.21)
Lease Operating Expense	31	0.08	53	0.13	(22)	(0.05)
Production, Ad Valorem, and Other Fees	17	0.04	20	0.05	(3)	(0.01)
Transportation, Gathering and Compression	212	0.58	244	0.62	(32)	(0.04)
Depreciation, Depletion and Amortization (DD&A)	350	0.97	373	0.94	(23)	0.03
Average Costs	610	1.67	690	1.74	(80)	(0.07)
Average Margin	$299	0.82	$380	0.96	$(81)	(0.14)

*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.
**Excluding $84 million gain from hedge monetization

The 31.2 Bcfe decrease in volumes in the period-to period comparison was primarily due to the temporary shut-in of a portion of CNX's liquids-rich Shirley-Pennsboro production in May and June of 2020 in response to low NGL prices. Additionally, four new pads of dry gas turn-in-lines from April and May were temporarily shut-in May through September due to low natural gas prices. Normal production declines also contributed to the decrease in total volumes.

Changes in the average costs per Mcfe were primarily related to the following items:

•Lease operating expense decreased on a per unit basis primarily due to a decrease in water disposal costs in the period-to-period comparison as a result of increased reuse of produced water in well completions in the current period.
•Transportation, gathering, and compression expense decreased on a per unit basis primarily due to lower processing costs due to a drier production mix and a decrease in firm transportation costs due to lower gas sales volumes.

•Depreciation, depletion and amortization expense increased on a per unit basis as a result of fixed depreciation costs related to CNX's gathering infrastructure being spread over a lower production base in 2020. The lower production volumes was a result of temporary shut-ins due to lower natural gas prices.

The following table is a summary of total other revenue and operating income and selected other expense line items that are included in the total (loss) earnings before income tax on a total company Mcfe equivalent and excluded from the previous table.

	For the Nine Months Ended September 30,
	2020		2019		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Company Sales Volumes (Bcfe)*		364.6		395.8		(31.2)

Total Other Revenue and Operating Income	$61	0.17	$65	0.16	$(4)	0.01

Depreciation, Depletion and Amortization	7	0.02	2	0.01	5	0.01
Exploration and Production Related Other Costs	9	0.02	15	0.04	(6)	(0.02)
Selling, General and Administrative Costs	76	0.21	109	0.28	(33)	(0.07)
Other Operating Expense	71	0.19	61	0.15	10	0.04
Total Selected Operating Costs and Expenses	163	0.44	187	0.48	(24)	(0.04)
Other Expense	12	0.03	3	0.01	9	0.02
Interest Expense	133	0.36	114	0.29	19	0.07
Total Selected Other Expense	145	0.39	117	0.30	28	0.09
Total Selected Costs and Expenses	$308	0.83	$304	0.78	$4	0.05
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Nine Months Ended September 30,
in thousands (unless noted)	2020	2019	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	19,927	22,556	(2,629)	(11.7)%
Sales Volume (Mbbls)	3,321	3,759	(438)	(11.7)%
Gross Price ($/Bbl)	$12.24	$19.20	$(6.96)	(36.3)%
Gross Revenue	$40,691	$72,095	$(31,404)	(43.6)%

Oil/Condensate:
Sales Volume (MMcfe)	1,236	690	546	79.1%
Sales Volume (Mbbls)	206	115	91	79.1%
Gross Price ($/Bbl)	$37.01	$45.16	$(8.15)	(18.0)%
Gross Revenue	$7,630	$5,193	$2,437	46.9%

GAS
Sales Volume (MMcf)	343,403	372,524	(29,121)	(7.8)%
Sales Price ($/Mcf)	$1.63	$2.59	$(0.96)	(37.1)%
Gross Revenue	$561,162	$966,574	$(405,412)	(41.9)%

Hedging Impact ($/Mcf)	$0.87	$0.07	$0.80	1,142.9%
Gain on Commodity Derivative Instruments - Cash Settlement*	$299,730	$26,331	$273,399	1,038.3%

* Excluding gains from hedge monetizations

The decrease in gross revenue was primarily the result of the $0.96 per Mcf decrease in general natural gas prices, when excluding the impact of hedging, in the markets in which CNX sells its natural gas, the 31.2 Bcfe decrease in sales volumes, and the $6.96 per Bbl. decrease in NGL prices. These decreases were offset, in-part, by the increase in the realized gain on commodity derivative instruments related to the Company's hedging program.

SEGMENT ANALYSIS for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019:

	For the Nine Months Ended				Difference to the Nine Months Ended
	September 30, 2020				September 30, 2019
(in millions)	Shale	CBM	Other	Total E&P	Shale	CBM	Other	Total E&P
Natural Gas, NGL and Oil Revenue	$529	$79	$1	$609	$(389)	$(46)	$—	$(435)
Gain (Loss) on Commodity Derivative Instruments	266	33	(416)	(117)	242	30	(629)	(357)
Purchased Gas Revenue	—	—	78	78	—	—	14	14
Other Revenue and Operating Income	47	—	14	61	(9)	—	5	(4)
Total Revenue and Other Operating Income	842	112	(323)	631	(156)	(16)	(610)	(782)
Lease Operating Expense	19	11	1	31	(21)	(2)	1	(22)
Production, Ad Valorem, and Other Fees	14	4	—	18	(1)	(1)	—	(2)
Transportation, Gathering and Compression	183	29	—	212	(32)	—	—	(32)
Depreciation, Depletion and Amortization	295	50	12	357	(22)	(2)	6	(18)
Impairment of Exploration and Production Properties	—	—	62	62	—	—	62	62
Impairment of Goodwill	—	—	473	473	—	—	473	473
Exploration and Production Related Other Costs	—	—	9	9	—	—	(6)	(6)
Purchased Gas Costs	—	—	77	77	—	—	15	15
Other Operating Expense	—	—	71	71	—	—	10	10
Selling, General and Administrative Costs	—	—	76	76	—	—	(33)	(33)
Total Operating Costs and Expenses	511	94	781	1,386	(76)	(5)	528	447
Other Expense	—	—	12	12	—	—	9	9
Gain on Asset Sales and Abandonments, net	—	—	(22)	(22)	—	—	(21)	(21)
Gain on Debt Extinguishment	—	—	(11)	(11)	—	—	(19)	(19)
Interest Expense	—	—	133	133	—	—	19	19
Total Other Expenses	—	—	112	112	—	—	(12)	(12)
Total Costs and Expenses	511	94	893	1,498	$(76)	$(5)	$516	$435
Earnings (Loss) Before Income Tax	$331	$18	$(1,216)	$(867)	$(80)	$(11)	$(1,126)	$(1,217)

        SHALE SEGMENT

The Shale segment had earnings before income tax of $331 million for the nine months ended September 30, 2020 compared to earnings before income tax of $411 million for the nine months ended September 30, 2019.

	For the Nine Months Ended September 30,
	2020	2019	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	304.0	330.6	(26.6)	(8.0)%
NGLs Sales Volumes (Bcfe)*	19.9	22.6	(2.7)	(11.9)%
Oil/Condensate Sales Volumes (Bcfe)*	1.2	0.6	0.6	100.0%
Total Shale Sales Volumes (Bcfe)*	325.1	353.8	(28.7)	(8.1)%

Average Sales Price - Gas (per Mcf)	$1.58	$2.54	$(0.96)	(37.8)%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$0.88	$0.07	$0.81	1,157.1%
Average Sales Price - NGLs (per Mcfe)*	$2.04	$3.20	$(1.16)	(36.3)%
Average Sales Price - Oil/Condensate (per Mcfe)*	$5.98	$7.50	$(1.52)	(20.3)%

Total Average Shale Sales Price (per Mcfe)	$2.45	$2.66	$(0.21)	(7.9)%
Average Shale Lease Operating Expenses (per Mcfe)	0.06	0.11	(0.05)	(45.5)%
Average Shale Production, Ad Valorem, and Other Fees (per Mcfe)	0.04	0.05	(0.01)	(20.0)%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.56	0.61	(0.05)	(8.2)%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.92	0.89	0.03	3.4%
Total Average Shale Costs (per Mcfe)	$1.58	$1.66	$(0.08)	(4.8)%
Average Margin for Shale (per Mcfe)	$0.87	$1.00	$(0.13)	(13.0)%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, oil, condensate, and natural gas prices.

The Shale segment had natural gas, NGL and oil/condensate revenue of $529 million for the nine months ended September 30, 2020 compared to $918 million for the nine months ended September 30, 2019. The $389 million decrease was due primarily to a 37.8% decrease in the average sales price for natural gas, an 8.1% decrease in total Shale sales volumes, and a 36.3% decrease in the average sales price of NGLs.

The decrease in total Shale volumes was due to the temporary shut-in of a portion of CNX's liquids-rich Shirley-Pennsboro production in May and June of 2020 in response to low NGL prices. Additionally, four new pads of dry gas turn-in-lines from April and May were temporarily shut-in during May through September due to low natural gas prices. Normal production declines also contributed to the decrease in total Shale volumes.

The decrease in total average Shale sales price was primarily due to a $0.96 per Mcf decrease in average gas sales price and a $1.16 per Mcfe decrease in the average NGL sales price. These decreases were offset in part by a $0.81 per Mcf increase in the realized gain on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 296.6 Bcf of the Company's produced Shale gas sales volumes for the nine months ended September 30, 2020 at an average gain of $0.90 per Mcf hedged. For the nine months ended September 30, 2019, these financial hedges represented approximately 246.5 Bcf at an average gain of $0.10 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $511 million for the nine months ended September 30, 2020 compared to $587 million for the nine months ended September 30, 2019. The decrease in total dollars and decrease in unit costs for the Shale segment were due to the following items:

•Shale lease operating expense was $19 million for the nine months ended September 30, 2020 compared to $40 million for the nine months ended September 30, 2019. The decrease in total dollars was primarily due to a decrease in water disposal costs in the current period resulting from an increase in the reuse of produced water in well completions activity. The decrease in unit costs was driven by the decrease in total dollars.

•Shale transportation, gathering and compression costs were $183 million for the nine months ended September 30, 2020 compared to $215 million for the nine months ended September 30, 2019. The decreases in total dollars and unit costs were primarily related to lower processing costs due to a drier production mix. Lower firm transportation costs from lower gas sales volumes contributed to the decrease in total dollars.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $295 million for the nine months ended September 30, 2020 compared to $317 million for the nine months ended September 30, 2019. These amounts included depletion on a unit of production basis of $0.81 per Mcfe and $0.82 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period is the result of positive reserve revisions within our core SWPA development area and lower cost reserves added in our core SWPA development area from the 2019 development program partially offset by an increase in the units of production depreciation, depletion and amortization rate due to negative reserves revisions within our Ohio operations. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third-parties. The Shale segment had other revenue and operating income of $47 million for the nine months ended September 30, 2020 compared to $56 million for the nine months ended September 30, 2019. The decrease in the period-to-period comparison was primarily due to a reduction in third-party volumes transported related to temporary production curtailments.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $18 million for the nine months ended September 30, 2020 compared to earnings before income tax of $29 million for the nine months ended September 30, 2019.

	For the Nine Months Ended September 30,
	2020	2019	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	39.3	41.7	(2.4)	(5.8)%

Average Sales Price - Gas (per Mcf)	$2.02	$3.00	$(0.98)	(32.7)%
Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$0.84	$0.07	$0.77	1,100.0%

Total Average CBM Sales Price (per Mcf)	$2.86	$3.07	$(0.21)	(6.8)%
Average CBM Lease Operating Expenses (per Mcf)	0.29	0.30	(0.01)	(3.3)%
Average CBM Production, Ad Valorem, and Other Fees (per Mcf)	0.10	0.13	(0.03)	(23.1)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.74	0.70	0.04	5.7%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.25	1.24	0.01	0.8%
Total Average CBM Costs (per Mcf)	$2.38	$2.37	$0.01	0.4%
Average Margin for CBM (per Mcf)	$0.48	$0.70	$(0.22)	(31.4)%

The CBM segment had natural gas revenue of $79 million for the nine months ended September 30, 2020 compared to $125 million for the nine months ended September 30, 2019. The $46 million decrease was due to the 5.8% decrease in total CBM sales volumes and the 32.7% decrease in the average sales price for natural gas in the current period. The decrease in CBM sales volumes was primarily due to normal production declines.

The total average CBM sales price decreased $0.21 per Mcf due to a $0.98 per Mcf decrease in average gas sales price, offset in part by a $0.77 per Mcf increase in the gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 37.0 Bcf of the Company's produced CBM sales volumes for the nine months ended September 30, 2020 at an average gain of $0.90 per Mcf hedged. For the nine months ended September 30, 2019, these financial hedges represented approximately 29.6 Bcf at an average gain of $0.10 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $94 million for the nine months ended September 30, 2020 compared to $99 million for the nine months ended September 30, 2019. The decrease in total dollars and increase in unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $11 million for the nine months ended September 30, 2020 compared to $13 million for the nine months ended September 30, 2019. The decrease in total dollars was due to a decrease in water disposal costs as well as a decrease in repairs and maintenance. The decrease in unit costs was driven by the decrease in total dollars.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $50 million for the nine months ended September 30, 2020 compared to $52 million for the nine months ended September 30, 2019. These amounts included depletion on a unit of production basis of $0.68 per Mcfe and $0.70 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate was due to reduced production, offset in part by negative reserve revisions. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER SEGMENT

The Other Segment includes nominal shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, realized gain on commodity derivative instruments that were monetized prior to their settlement dates, exploration and production related other costs, impairments of exploration and production properties, as well as various other expenses that are managed outside the Shale and CBM segments such as SG&A, interest expense and income taxes.

The Other Gas segment had a loss before income tax of $1,216 million for the nine months ended September 30, 2020 compared to a loss before income tax of $90 million for the nine months ended September 30, 2019.

	For the Nine Months Ended September 30,
	2020	2019	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.1	0.3	(0.2)	(66.7)%

Gain or Loss on Commodity Derivative Instruments and Monetization

For the nine months ended September 30, 2020, the Other Gas segment recognized an unrealized loss on commodity derivative instruments of $501 million as well as cash settlements received of $85 million. For the nine months ended September 30, 2019, the Other Gas segment recognized an unrealized gain on commodity derivative instruments of $214 million as well as cash settlements paid of $1 million. The unrealized gain/loss on commodity derivative instruments represents changes in the fair value of all of the Company's existing commodity hedges on a mark-to-market basis. Included in cash settlements for the nine months ended September 30, 2020 is $84 million related to natural gas hedges and financial basis hedges that were partially monetized or terminated prior to their settlement date. See Note 11 - Derivative Instruments in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the cash settlements.

Purchased Gas

Purchased gas volumes represent volumes of gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenues were $78 million for the nine months ended September 30, 2020 compared to $64 million for the nine months ended September 30, 2019. Purchased gas costs were $77 million for the nine months ended September 30, 2020 compared to $62 million for the nine months ended September 30, 2019. The period-to-period increase in purchased gas revenue was due to an increase in purchased gas sales volumes, offset in part by a decrease in averages sales price.

	For the Nine Months Ended September 30,
	2020	2019	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	48.2	26.9	21.3	79.2%
Average Sales Price (per Mcf)	$1.63	$2.39	$(0.76)	(31.8)%
Average Cost (per Mcf)	$1.59	$2.33	$(0.74)	(31.8)%

Other Operating Income

	For the Nine Months Ended September 30,
(in millions)	2020	2019	Variance	Percent Change
Water Income	$5	$1	$4	400.0%
Gathering Income	9	7	2	28.6%
Equity in (Loss) Earnings of Affiliates	(1)	1	(2)	(200.0)%
Other	1	—	1	100.0%
Total Other Operating Income	$14	$9	$5	55.6%

•Water income increased $4 million in the 2020 period due to increased revenue for accepting deliveries of produced water from third-parties for reuse in the Company's hydraulic fracturing and increased sales of freshwater to third-parties for hydraulic fracturing.
•Gathering income represents revenue from the sale of excess firm transportation capacity to third-parties. The Company obtains firm pipeline transportation capacity to enable gas production to flow uninterrupted as sales volumes increase. In order to minimize this unutilized firm transportation expense, CNX is able to release (sell) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue (Gathering income) from released capacity helps offsets the unutilized firm transportation and processing fees in total other operating expense.

Impairment of Exploration and Production Properties

During the nine months ended September 30, 2020, CNX recognized certain indicators of impairments specific to our Southwest Pennsylvania (SWPA) CBM asset group and determined that the carrying value of that asset group was not recoverable. The fair value of the asset group was estimated by discounting the estimated future cash flows using discount rates and other assumptions that market participants would use in their estimates of fair value. As a result, an impairment of $62 million was recognized and is included in Impairment of Exploration and Production Properties in the Consolidated Statements of Income. The impairment was related to an economic decision to temporarily idle certain wells and the related processing facility during the first quarter.

Impairment of Goodwill

In connection with the CNX Midstream Acquisition that occurred in January 2018, CNX recorded $796 million of goodwill.

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

Exploration and Production Related Other Costs

	For the Nine Months Ended September 30,
(in millions)	2020	2019	Variance	Percent Change
Seismic Activity	$—	$6	$(6)	(100.0)%
Land Rentals	2	2	—	—%
Lease Expiration Costs	5	5	—	—%
Permitting Expense	2	—	2	100.0%
Other	—	2	(2)	(100.0)%
Total Exploration and Production Related Other Costs	$9	$15	$(6)	(40.0)%

•Seismic activity decreased in the period-to-period comparison due to additional geophysical research in the prior period.

Selling, General and Administrative ("SG&A")

SG&A costs include costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Nine Months Ended September 30,
(in millions)	2020	2019	Variance	Percent Change
Long-Term Equity-Based Compensation (Non-Cash)	$12	$37	$(25)	(67.6)%
Salaries and Wages	23	31	(8)	(25.8)%
Short-Term Incentive Compensation	7	9	(2)	(22.2)%
Other	34	32	2	6.3%
Total SG&A	$76	$109	$(33)	(30.3)%

•Long-term equity-based compensation decreased $25 million in the period-to-period comparison due to a change in control event that occurred in the second quarter of 2019 and resulted in the acceleration of vesting of certain restricted stock units and performance share units held by certain employees. See Note 2 - Earnings Per Share in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•Salaries and Wages decreased $8 million due to an overall reduction in employees and employee related costs resulting from a reduction in staff in the 2019 period.

Other Operating Expense

	For the Nine Months Ended September 30,
(in millions)	2020	2019	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$54	$43	$11	25.6%
Water Expense	1	1	—	—%
Insurance Expense	2	2	—	—%
Idle Equipment and Service Charges	8	8	—	—%
Severance Expense	—	1	(1)	(100.0)%
Other	6	6	—	—%
Total Other Operating Expense	$71	$61	$10	16.4%

•Unutilized firm transportation and processing fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. The increase of $11 million in the period-to-period comparison was primarily due to previously acquired capacity which was not utilized during the current period to transport the Company's flowing production or to process the Company’s wet natural gas production. The increase in unutilized capacity results in part from the temporary shut-in of a portion of CNX's liquids-rich Shirley-Pennsboro production in May and June of 2020 and due to the temporary shut-in of new turn-in-line wells due to low natural gas prices. In some instances, the Company may have the opportunity to realize more favorable net pricing by strategically choosing to sell natural gas into a market or to a customer that does not require the use of the Company’s own firm transportation capacity. Such sales would result in an increase in unutilized firm transportation expense. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Gathering Income in Total Revenue and Other Operating Income above.

Gain on Asset Sales and Abandonments, net

A gain on asset sales of $22 million related to the sale of various non-core assets was recognized in the nine months ended September 30, 2020 compared to a gain of $1 million in the nine months ended September 30, 2019.

Loss (Gain) on Debt Extinguishment

A gain on debt extinguishment of $11 million was recognized in the nine months ended September 30, 2020 compared to a loss on debt extinguishment of $8 million in the nine months ended September 30, 2019. During the nine months ended September 30, 2020, CNX purchased $531 million of its 5.875% Senior notes due in April 2022 at an average price equal to 97.5% of the principal amount. During the nine months ended September 30, 2019 CNX purchased $400 million of its 5.875% Senior notes due in April 2022 at an average price equal to 101.5% of the principal amount. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Other Expense

	For the Nine Months Ended September 30,
(in millions)	2020	2019	Variance	Percent Change
Other Income
Royalty Income	$—	$4	$(4)	(100.0)%
Right of Way Sales	2	4	(2)	(50.0)%
Interest Income	2	2	—	—%
Other	7	2	5	250.0%
Total Other Income	$11	$12	$(1)	(8.3)%

Other Expense
Professional Services	$6	$2	$4	200.0%
Merger Related Costs	5	—	5	100.0%
Bank Fees	9	9	—	—%
Other Corporate Expense	3	4	(1)	(25.0)%
Total Other Expense	$23	$15	$8	53.3%

Total Other Expense	$12	$3	$9	(300.0)%

•Royalty income is comprised of royalties CNX received on non-operated properties unrelated to natural gas. The decrease of $4 million in the period-to-period comparison was due to a reduction in third-party activity.
•Other income increased $5 million in the period-to-period comparison primarily due to the receipt of a severance tax refund related to a prior period in the nine months ended September 30, 2020 (See Note 4- Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).
•Merger-related costs consist of transaction costs directly attributable to the CNXM Merger (See Note 13- Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information), including financial advisory, legal service and other professional fees, which were recorded to Other Expense in the Consolidated Statements of Income.
•Professional services increased $4 million in the period-to-period comparison primarily due to fees related to an agreement to eliminate CNXM's incentive distribution rights, or IDRs, in January of 2020, prior to the Merger.

Interest Expense

	For the Nine Months Ended September 30,
(in millions)	2020	2019	Variance	Percent Change
Total Interest Expense	$133	$114	$19	16.7%

•The $19 million increase was primarily due to realized and unrealized losses on interest rate swap agreements during the nine months ended September 30, 2020. The addition of $345 million of convertible senior notes due 2026, the addition of the $125 million Cardinal States Facility and the $50 million CSG Holdings Facility all in the current period also contributed to the increase. These increases were offset in part by the purchase of $531 million of the outstanding 5.875% senior notes due in April 2022 during the nine months ended September 30, 2020, as well as lower borrowings on the CNX credit facility. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Nine Months Ended September 30,
(in millions)	2020	2019	Variance	Percent Change
Total Company (Loss) Earnings Before Income Tax	$(867)	$350	$(1,217)	(347.7)%
Income Tax (Benefit) Expense	$(243)	$78	$(321)	(411.5)%
Effective Income Tax Rate	28.0%	22.3%	5.7%

The effective income tax rate was 28.0% for the nine months ended September 30, 2020 compared to 22.3% for the nine months ended September 30, 2019. The effective rate for the nine months ended September 30, 2020 and 2019 differs from the U.S. Federal statutory rate of 21% primarily due to the impact of noncontrolling interest, equity compensation and state income taxes.

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
As of September 30, 2020, CNX was in compliance with all of its debt covenants. After considering the current and potential effect of the significant decline in oil prices, current and expected future natural gas prices, and uncertainty created by the COVID-19 pandemic on its operations, CNX currently expects to remain in compliance with its debt covenants.

In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX has also entered into various natural gas swap transactions, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net liability of $95 million at September 30, 2020 and a net asset of $406 million at December 31, 2019. The Company has not experienced any issues of non-performance by derivative counterparties.
CNX frequently evaluates potential acquisitions. CNX has funded acquisitions with cash generated from operations and a variety of other sources, depending on the size of the transaction, including debt and equity financing. There can be no assurance that additional capital resources, including debt and equity financing, will be available to CNX on terms which CNX finds acceptable, or at all.

Cash Flows (in millions)

	For the Nine Months Ended September 30,
	2020	2019	Change
Cash Provided by Operating Activities	$634	$866	$(232)
Cash Used in Investing Activities	$(363)	$(949)	$586
Cash (Used in) Provided by Financing Activities	$(131)	$71	$(202)

Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:

•Net income decreased $897 million in the period-to-period comparison.
•Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $473 million impairment of goodwill, a $62 million impairment of exploration and production properties, a $265 million change in deferred income taxes, a $729 million net change in derivative instruments, a $25 million decrease in stock-based compensation expense, a $21 million increase in gain on asset sales and abandonments, and a $18 million increase in the gain on debt extinguishment.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:

•Capital expenditures decreased $569 million in the period-to-period comparison primarily due to decreased expenditures in the Shale segment resulting from decreased drilling and completions activity. Gathering capital expenditures decreased due primarily to the substantial build out that was completed during 2019.
•Proceeds from asset sales increased $17 million mainly due to increased surface sales and oil and gas assignment sales in the nine months ended September 30, 2020.

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:

•During the nine months ended September 30, 2020, CNX paid $519 million to purchase $531 million of senior notes due in 2022 at 97.7% of the principal amount. During the nine months ended September 30, 2019, CNX paid $406 million to purchase $400 million of the senior notes due in 2022 at 101.5% of the principal amount. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the nine months ended September 30, 2020, there were $31 million of net proceeds from the CNXM credit facility compared to $162 million of net proceeds during the nine months ended September 30, 2019.
•In the nine months ended September 30, 2020, there were $251 million of net payments on the CNX credit facility compared to $1 million of net proceeds during the nine months ended September 30, 2019.
•During the nine months ended September 30, 2020, CNX closed on $200 million aggregate principal amount of its senior notes due in 2027 at a price of 103.5% for cash proceeds of $207 million. These new $200 million senior notes due in 2027 were offered as additional notes to the previously issued $500 million senior notes due in 2027 during the nine months ended September 30, 2019. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the nine months ended September 30, 2020, there were $164 million of net proceeds from the Cardinal States Gathering LLC and CSG Holdings II LLC non-revolving credit facilities. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the nine months ended September 30, 2020, CNX received proceeds of $335 million from the issuance of the Convertible Notes. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the nine months ended September 30, 2020, CNX paid $36 million for capped call transactions related to the issuance of the Convertible Notes. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the nine months ended September 30, 2019, CNX repurchased $117 million of its common stock on the open market compared to no purchases in the nine months ended September 30, 2020.
•Debt issuance and financing fees increased $5 million primarily due to the fees associated with the borrowings on the Cardinal States Gathering LLC and CSG Holdings II LLC non-revolving credit facilities as well as the issuance of the Convertible Notes.

The following is a summary of the Company's significant contractual obligations at September 30, 2020 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$806	$1,131	$—	$—	$1,937
Gas Firm Transportation and Processing	241,980	427,931	369,444	930,189	1,969,544
Long-Term Debt	22,488	411,411	798,992	1,384,511	2,617,402
Interest on Long-Term Debt	132,249	239,504	186,647	101,764	660,164
Finance Lease Obligations	7,419	2,049	273	—	9,741
Interest on Finance Lease Obligations	396	63	19	—	478
Operating Lease Obligations	52,032	35,436	7,369	23,375	118,212
Interest on Operating Lease Obligations	4,101	4,054	2,924	3,808	14,887
Long-Term Liabilities—Employee Related (a)	1,860	3,999	4,633	31,274	41,766
Other Long-Term Liabilities (b)	281,530	10,000	10,000	41,761	343,291
Total Contractual Obligations (c)	$744,861	$1,135,578	$1,380,301	$2,516,682	$5,777,422
 _________________________
(a)Employee related long-term liabilities include salaried retirement contributions and work-related injuries and illnesses.
(b)Other long-term liabilities include royalties and other long-term liability costs.
(c)The table above does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt
At September 30, 2020, CNX had total long-term debt of $2,617 million, including the current portion of long-term debt of $22 million and excluding unamortized debt issuance costs. This long-term debt consisted of:
•An aggregate principal amount of $700 million of 7.25% senior notes due in March 2027 plus $7 million of unamortized bond premium. Interest on the notes is payable March 14 and September 14 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM or CSG Holdings III LLC (or its subsidiaries).
•An aggregate principal amount of $410 million in outstanding borrowings under the CNX Revolving Credit Facility.
•An aggregate principal amount of $400 million of 6.50% senior notes due in March 2026 issued by CNXM, less $4 million of unamortized bond discount. Interest on the notes is payable March 15 and September 15 of each year. Payment of the principal and interest on the notes is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of these notes.
•An aggregate principal amount of $363 million of 5.875% senior notes due in April 2022 plus a nominal unamortized bond premium. Interest on the notes is payable April 15 and October 15 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner) or CSG Holdings III LLC (or its subsidiaries).
•An aggregate principal amount of $345 million of 2.25% senior notes due in May 2026, unless earlier redeemed, repurchased, or converted, less $112 million of unamortized bond discount and issuance costs. Interest on the notes is payable May 1 and November 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner) or CSG Holdings III LLC (or its subsidiaries).
•An aggregate principal amount of $343 million in outstanding borrowings under the CNXM revolver. CNX is not a guarantor of CNXM's revolving credit facility.
•An aggregate principal amount of $119 million in outstanding borrowings under the Cardinal States Gathering Company Credit Facility, less $1 million of unamortized discount. Interest and a portion of the obligation are paid quarterly.
•An aggregate principal amount of $47 million in outstanding borrowings under the CSG Holdings II LLC Credit Facility, less a nominal unamortized discount. Interest and a portion of the obligation are paid quarterly.

Total Equity and Dividends
CNX had total equity of $4,270 million at September 30, 2020 compared to $4,962 million at December 31, 2019. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
On September 28, 2020, the Merger of CNXM was completed (See Note 13 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). CNX accounted for the change in our ownership interest in CNXM as an equity transaction which was reflected as a reduction of noncontrolling interest with corresponding increases to common stock and capital in excess of par value.
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX's Board of Directors determines whether dividends will be paid quarterly. CNX suspended its quarterly dividend in March 2016 to further reflect the Company's increased emphasis on growth. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as the Board of Directors deems relevant. The Company's Credit Facility limits CNX's ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's net leverage ratio exceeds 3.00 to 1.00 and is subject to availability under the Credit Facility of at least 15% of the aggregate commitments. The net leverage ratio was 2.34 to 1.00 at September 30, 2020. The Credit Facility does not permit dividend payments in the event of default. The indentures to the 5.875% senior notes due in April 2022 and the 7.25% senior notes due in March 2027 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the nine months ended September 30, 2020.
Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at September 30, 2020. Management believes these items will expire without being funded. See Note 10 - Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

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
•our dependence on gathering, processing and transportation facilities and other midstream facilities owned by third-parties;
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
•the substantial capital expenditures required for our development and exploration projects, as well as midstream system development;
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
•the impact of outbreaks of communicable diseases such as COVID-19 on business activity, the Company’s operations and national and global economic conditions, generally;

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
•construction of new gathering, compression, dehydration, treating or other midstream assets may not result in revenue increases and may be subject to regulatory, environmental, political, legal and economic risks;
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
•Risks associated with our Convertible Notes, including the potential impact that the Convertible Notes may have on our reported financial results, potential dilution, our ability to raise funds to repurchase the Convertible Notes, and that provisions of the Convertible Notes could delay or prevent a beneficial takeover of the Company;
•the potential impact of the capped call transaction undertaken in tandem with the Convertible Notes issuance, including counterparty risk;
•the possibility that Company and CNXM may be the targets of securities class actions and derivative lawsuits;
•the risk that cost savings, tax benefits and any other synergies from the Merger may not be fully realized or may take longer to realize than expected;
•the impact and outcome of pending and future litigation, including litigation, relating to the Merger; and
•certain other factors addressed in this report.

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

At September 30, 2020 our open gas derivative instruments were in a net liability position with a fair value of $95 million, and at December 31, 2019 our open gas derivative instruments were in a net asset position with a fair value of $406 million. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at September 30, 2020 and December 31, 2019. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $393 million and $383 million at September 30, 2020 and December 31, 2019, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $389 million and $402 million at September 30, 2020 and December 31, 2019, respectively.
CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company uses derivative instruments to manage risk related to interest rates. At September 30, 2020 and December 31, 2019, CNX had $1,700 million and $1,797 million, respectively, aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $10 million and $9 million, respectively. At September 30, 2020 and December 31, 2019, CNX had $910 million and $973 million, respectively, of debt outstanding under variable-rate instruments, including unamortized debt issuance costs of $7 million at September 30, 2020. CNX’s primary exposure to market risk for changes in interest rates relates to our Credit Facility, under which there were $410 million of borrowings at September 30, 2020 and $661 million at December 31, 2019, CNXM's revolving credit facility, under which there were $343 million of borrowings at September 30, 2020 and $312 million at December 31, 2019, and the Cardinal States Gathering LLC and CSG Holdings II LLC Credit Agreements, under which there were $166 million of borrowings at September 30, 2020. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of September 30, 2020 and December 31, 2019 by $9 million and $10 million, respectively, on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of October 8, 2020, our hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2020 Fixed Price Volumes*
Hedged Bcf	N/A	N/A	N/A	130.2	130.2
Weighted Average Hedge Price per Mcf	N/A	N/A	N/A	$2.50	$2.50
2021 Fixed Price Volumes
Hedged Bcf	120.6	110.9	112.8	115.6	459.1**
Weighted Average Hedge Price per Mcf	$2.56	$2.42	$2.42	$2.48	$2.47
2022 Fixed Price Volumes
Hedged Bcf	99.5	97.1	98.1	95.3	390.0
Weighted Average Hedge Price per Mcf	$2.37	$2.30	$2.30	$2.28	$2.32
2023 Fixed Price Volumes
Hedged Bcf	67.2	68.0	68.7	68.7	272.6
Weighted Average Hedge Price per Mcf	$2.26	$2.24	$2.24	$2.25	$2.24
2024 Fixed Price Volumes
Hedged Bcf	64.2	61.3	61.9	61.9	249.3
Weighted Average Hedge Price per Mcf	$2.34	$2.28	$2.28	$2.28	$2.30
2025 Fixed Price Volumes
Hedged Bcf	22.0	22.2	22.5	22.4	89.1
Weighted Average Hedge Price per Mcf	$2.10	$2.10	$2.10	$2.10	$2.10
*Excludes purchased swaps. The Company's purchased swaps are as follows:

For the Three Months Ended
December 31, 2020
Hedged Bcf	6.2
Weighted Average Fixed Price per Mcf	$1.75
**Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2020 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
The first and second paragraph of Note 10—Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q is incorporated herein by reference.

Environmental Proceedings

From time to time, CNX and federal, state, and local regulatory agencies that oversee CNX’s activities enter into agreements regarding notices of noncompliance. With respect to the subsurface pressure anomaly experienced at one of our Utica wells in January 2019, CNX and the Pennsylvania Department of Environmental Protection executed a consent order and agreement, which was immaterial to CNX’s financial statements.

ITEM 1A.     RISK FACTORS
CNX is also subject to additional risks and hazards due to the nature of the business activities it conducts. For a discussion of these risks, see “Item 1A. Risk Factors” in CNX's 2019 Annual Report on Form 10-K as filed with the SEC on February 10, 2020 ("2019 Form 10-K") and in our Quarterly Reports on Form 10Q for the quarters ended March 31, 2020 and June 30, 2020. The risks described could materially and adversely affect CNX's business, financial condition, cash flows, and results of operations. CNX may experience additional risks and uncertainties not currently known; or, as a result of developments occurring in the future, conditions that are currently deemed to be immaterial may also materially and adversely affect CNX's business, financial condition, cash flows, and results of operations.

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

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the Capital in Excess of Par Value section of Stockholders’ Equity on our Consolidated Balance Sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record non-cash interest expense through the amortization of the excess of the face amount over the carrying amount of the expected life of the Convertible Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s cash coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Notes.

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

We remain liable as a guarantor on certain liabilities that were assumed by CONSOL Energy in connection with the separation. The estimated value of these guarantees was approximately $166 million as of September 30, 2020. Although CONSOL Energy agreed to indemnify us to the extent that we are called upon to pay any of these liabilities, there is no assurance that CONSOL Energy will satisfy its obligations to indemnify us in these situations.

For example, we could be liable for liabilities assumed by Murray Energy and its subsidiaries (Murray Energy) in connection with the disposition of certain mines to Murray Energy in 2013 in the event that both Murray Energy and CONSOL Energy are unable to satisfy those liabilities.

Indemnities that CNX may be required to provide CONSOL Energy are not subject to any cap, may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that CONSOL Energy has agreed to retain, including in respect of certain statutory obligations related to, among others, health and environmental matters. For example, see disclosure in Note 10 Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for information regarding a lawsuit filed by the UMWA 1992 Benefit Plan against CNX and CONSOL Energy in May 2020.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no issuer purchases of equity securities in the third quarter of fiscal year 2020. Under our current stock repurchase program, which is not subject to an expiration date, CNX's Board of Directors has approved up to $750 million of repurchases. As of September 30, 2020, approximately $148.5 million remained available under the stock repurchase program. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. See Note 15 - Stock Repurchase in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for more information.

See Part III. Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included in CNX Resources Corporation's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 10, 2020 for information relating to CNX's equity compensation plans.
ITEM 6.EXHIBITS

2.1
Agreement and Plan of Merger, dated as of July 26, 2020, by and among CNX Resources Corporation, CNX Resources Holdings LLC, CNX Midstream GP LLC and CNX Midstream Partners LP (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (file number 001-14901) filed on July 27, 2020).

10.1
Support Agreement, dated as of July 26, 2020, by and among CNX Midstream Partners LP, CNX Gas Company LLC and CNX Gas Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (file number 001-14901) filed on July 27, 2020).

10.2
Purchase Agreement, dated as of September 8, 2020 among CNX Resources Corporation, the subsidiary guarantors party thereto and BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (file number 001-14901) filed on September 9, 2020).

10.3	Amendment to CNX Resources Corporation Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to Form S-8 (file number 333-249096) filed on September 28, 2020).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2020

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