Form 10-Q
period 2021-03-31
CNX Resources Corp
filed 2021-04-29
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of April 15, 2021
Common stock, $0.01 par value	220,270,090

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
NYMEX - New York Mercantile Exchange.
basis – when referring to commodity pricing, the difference between the price for a commodity at a primary trading hub and the corresponding sales price at various regional sales points. The differential commonly is related to factors such as product quality, location, transportation capacity availability and contract pricing.
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

PART I : FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended
(Unaudited)	March 31,
Revenue and Other Operating Income:	2021	2020
Natural Gas, NGL and Oil Revenue	$381,225	$251,494
Gain on Commodity Derivative Instruments	33,414	115,142
Purchased Gas Revenue	33,484	26,359
Other Revenue and Operating Income	24,950	23,364
Total Revenue and Other Operating Income	473,073	416,359
Costs and Expenses:
Operating Expense
Lease Operating Expense	9,268	10,033
Production, Ad Valorem, and Other Fees	5,968	6,162
Transportation, Gathering and Compression	77,158	83,242
Depreciation, Depletion and Amortization	128,944	129,164
Exploration and Production Related Other Costs	2,076	3,888
Purchased Gas Costs	32,411	24,998
Impairment of Exploration and Production Properties	—	61,849
Impairment of Goodwill	—	473,045
Selling, General, and Administrative Costs	28,321	30,238
Other Operating Expense	15,658	20,681
Total Operating Expense	299,804	843,300
Other Expense
Other Expense	4,366	5,186
Gain on Asset Sales and Abandonments, net	(2,873)	(12,055)
Gain on Debt Extinguishment	—	(11,263)
Interest Expense	36,372	48,995
Total Other Expense	37,865	30,863
Total Costs and Expenses	337,669	874,163
Earnings (Loss) Before Income Tax	135,404	(457,804)
Income Tax Expense (Benefit)	37,379	(152,582)
Net Income (Loss)	98,025	(305,222)
Less: Net Income Attributable to Noncontrolling Interest	—	23,864
Net Income (Loss) Attributable to CNX Resources Shareholders	$98,025	$(329,086)

Earnings (Loss) per Share
Basic	$0.45	$(1.76)
Diluted	$0.43	$(1.76)

Dividends Declared	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(Dollars in thousands)	March 31,
(Unaudited)	2021	2020
Net Income (Loss)	$98,025	$(305,222)
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $(48), $(40))	135	112

Comprehensive Income (Loss)	98,160	(305,110)

Less: Comprehensive Income Attributable to Noncontrolling Interest	—	23,864

Comprehensive Income (Loss) Attributable to CNX Resources Shareholders	$98,160	$(328,974)

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$29,610	$15,617
Restricted Cash	733	735
Accounts and Notes Receivable:
Trade, net	147,714	145,929
Other Receivables, net	9,719	4,238
Supplies Inventories	7,249	9,657
Recoverable Income Taxes	—	88
Derivative Instruments	70,251	84,657
Prepaid Expenses	12,170	12,411
Total Current Assets	277,446	273,332
Property, Plant and Equipment:
Property, Plant and Equipment	11,084,358	10,963,996
Less—Accumulated Depreciation, Depletion and Amortization	4,064,594	3,938,451
Total Property, Plant and Equipment—Net	7,019,764	7,025,545
Other Non-Current Assets:
Operating Lease Right-of-Use Assets	93,226	108,683
Derivative Instruments	235,695	188,237
Goodwill	323,314	323,314
Other Intangible Assets	88,457	90,095
Restricted Cash	5,019	5,247
Other	26,316	27,311
Total Other Non-Current Assets	772,027	742,887
TOTAL ASSETS	$8,069,237	$8,041,764

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	March 31, 2021	December 31, 2020
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$114,535	$118,185
Derivative Instruments	83,762	42,329
Current Portion of Finance Lease Obligations	5,139	6,876
Current Portion of Long-Term Debt	22,055	22,574
Current Portion of Operating Lease Obligations	52,500	52,575
Other Accrued Liabilities	179,916	198,773
Total Current Liabilities	457,907	441,312
Non-Current Liabilities:
Long-Term Debt	2,346,205	2,401,427
Finance Lease Obligations	956	1,057
Operating Lease Obligations	39,965	53,235
Derivative Instruments	83,705	127,290
Deferred Income Taxes	503,653	466,253
Asset Retirement Obligations	82,689	84,712
Other	43,747	44,041
Total Non-Current Liabilities	3,100,920	3,178,015
TOTAL LIABILITIES	3,558,827	3,619,327
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 220,263,606 Issued and Outstanding at March 31, 2021; 220,440,993 Issued and Outstanding at December 31, 2020	2,207	2,208
Capital in Excess of Par Value	2,959,934	2,959,357
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	1,563,318	1,476,056
Accumulated Other Comprehensive Loss	(15,049)	(15,184)
TOTAL STOCKHOLDERS' EQUITY	4,510,410	4,422,437
TOTAL LIABILITIES AND EQUITY	$8,069,237	$8,041,764

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total CNX Resources Stockholders’ Equity	Non- Controlling Interest	Total Equity
December 31, 2020	$2,208	$2,959,357	$1,476,056	$(15,184)	$4,422,437	$—	$4,422,437
(Unaudited)
Net Income	—	—	98,025	—	98,025	—	98,025
Issuance of Common Stock	7	4,792	—	—	4,799	—	4,799
Purchase and Retirement of Common Stock	(14)	(11,701)	(6,272)	—	(17,987)	—	(17,987)
Shares Withheld for Taxes	—	—	(4,491)	—	(4,491)	—	(4,491)
Amortization of Stock-Based Compensation Awards	6	7,519	—	—	7,525	—	7,525
Equity Component of Convertible Senior Notes, net of Issuance Costs	—	(33)	—	—	(33)	—	(33)
Other Comprehensive Income	—	—	—	135	135	—	135
March 31, 2021	$2,207	$2,959,934	$1,563,318	$(15,049)	$4,510,410	$—	$4,510,410
(Dollars in thousands)
December 31, 2019	$1,870	$2,199,605	$1,971,676	$(12,605)	$4,160,546	$801,763	$4,962,309
(Unaudited)
Net (Loss) Income	—	—	(329,086)	—	(329,086)	23,864	(305,222)
Issuance of Common Stock	4	—	—	—	4	—	4
Shares Withheld for Taxes	—	—	(1,581)	—	(1,581)	(309)	(1,890)
Amortization of Stock-Based Compensation Awards	—	6,336	—	—	6,336	504	6,840
Other Comprehensive Income	—	—	—	112	112	—	112
Distributions to CNXM Noncontrolling Interest Holders	—	—	—	—	—	(17,443)	(17,443)
March 31, 2020	$1,874	$2,205,941	$1,641,009	$(12,493)	$3,836,331	$808,379	$4,644,710

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended
Dollars in Thousands	March 31,
Cash Flows from Operating Activities:	2021	2020
Net Income (Loss)	$98,025	$(305,222)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	128,944	129,164
Amortization of Deferred Financing Costs	6,034	2,447
Impairment of Exploration and Production Properties	—	61,849
Impairment of Goodwill	—	473,045
Stock-Based Compensation	7,525	6,840
Gain on Asset Sales and Abandonments	(2,873)	(12,055)
Gain on Debt Extinguishment	—	(11,263)
Gain on Commodity Derivative Instruments	(33,414)	(115,142)
(Gain) Loss on Other Derivative Instruments	(4,194)	10,639
Net Cash Received in Settlement of Commodity Derivative Instruments	2,405	151,161
Deferred Income Taxes	37,352	(99,746)
Other	(150)	161
Changes in Operating Assets:
Accounts and Notes Receivable	(7,586)	43,639
Recoverable Income Taxes	88	(52,836)
Supplies Inventories	411	(3,282)
Prepaid Expenses	290	4,710
Changes in Other Assets	(36)	692
Changes in Operating Liabilities:
Accounts Payable	(3,807)	2,322
Accrued Interest	(9,872)	(5,063)
Other Operating Liabilities	562	(13,626)
Changes in Other Liabilities	(56)	(1,047)
Net Cash Provided by Operating Activities	219,648	267,387
Cash Flows from Investing Activities:
Capital Expenditures	(123,429)	(152,049)
Proceeds from Asset Sales	5,005	13,975
Net Cash Used in Investing Activities	(118,424)	(138,074)
Cash Flows from Financing Activities:
Payments on Miscellaneous Borrowings	(1,838)	(1,792)
Payments on Long-Term Notes	—	(59,880)
Net (Payments on) Proceeds from CNXM Revolving Credit Facility	(54,000)	35,250
Net Payments on CNX Revolving Credit Facility	(800)	(224,000)
Net (Payments on) Proceeds from CSG Non-Revolving Credit Facilities	(5,823)	173,250
Distributions to CNXM Noncontrolling Interest Holders	—	(17,443)
Proceeds from Issuance of Common Stock	4,799	4
Shares Withheld for Taxes	(4,491)	(1,890)
Purchases of Common Stock	(23,988)	—
Debt Issuance and Financing Fees	(1,320)	(11,069)
Net Cash Used in Financing Activities	(87,461)	(107,570)
Net Increase in Cash, Cash Equivalents and Restricted Cash	13,763	21,743
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	21,599	16,283
Cash, Cash Equivalents, and Restricted Cash at End of Period	$35,362	$38,026
The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheet at December 31, 2020 has been derived from the Audited Consolidated Financial Statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2020 included in CNX Resources Corporation's ("CNX," "CNX Resources," the "Company," "we," "us," or "our") Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on February 9, 2021.

On September 28, 2020, the Merger (as defined in Note 13 – Acquisitions and Dispositions) of CNX Midstream Partners LP (CNXM) was completed. Prior to the Merger, public unitholders held a 46.9% equity interest in CNXM and CNX owned the remaining 53.1% equity interest. The earnings of CNXM that were attributed to its common units held by the public prior to the Merger are reflected in net income attributable to noncontrolling interest in the Consolidated Statements of Income. There were no changes in our ownership interest in CNXM during either the three months ended March 31, 2021 or 2020.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statement of cash flows:

	March 31,
	2021	2020
Cash and Cash Equivalents	$29,610	$31,833
Restricted Cash, Current Portion	733	853
Restricted Cash, Less Current Portion	5,019	5,340
Total Cash, Cash Equivalents, and Restricted Cash	$35,362	$38,026

Restricted Cash

Restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of the Cardinal States Gathering LLC and CSG Holdings II LLC Credit Agreement, each dated March 13, 2020 (See Note 9 - Long-Term Debt for more information).

Receivables

As of March 31, 2021 and December 31, 2020, Accounts Receivable - Trade were $147,714 and $145,929, respectively, and Other Receivables were $9,719 and $4,238, respectively.

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

The following represents the roll forward of the allowance for credit losses for the three months ended:

	March 31,
	2021	2020
Allowance for Credit Losses - Trade, Beginning of Year	$84	$—
Provision for Expected Credit Losses	—	131
Allowance for Credit Losses - Trade, End of Period	$84	$131

Allowance for Credit Losses - Other Receivables, Beginning of Year	$3,248	$2,463
Provision for Expected Credit Losses	(129)	2,566
Write-off of Uncollectible Accounts	(18)	—
Allowance for Credit Losses - Other Receivables, End of Period	$3,101	$5,029

NOTE 2—EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income attributable to CNX shareholders by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include, if dilutive, additional shares from stock options, performance stock options, restricted stock units, performance share units and shares issuable upon conversion of CNX's outstanding Convertible Notes (See Note 9 - Long-Term Debt). The number of additional shares is calculated by assuming that outstanding stock options and performance share options were exercised, that outstanding restricted stock units and performance share units were released, that the shares that are issuable from the Convertible Notes are converted (subject to the considerations discussed further in the paragraph below), and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period.

Pursuant to the Merger (See Note 13 - Acquisitions and Dispositions for more information), all outstanding phantom units previously granted under the CNXM long-term incentive plan were converted into the right to receive 0.88 shares of common stock of CNX. As such, all outstanding phantom units were converted, effective as of the closing of the Merger, into CNX restricted stock units. Each CNX restricted stock unit is subject to the same vesting, forfeiture and other terms and conditions applicable to the converted CNXM phantom units. Under Accounting Standards Codification Topic 718, Compensation - Stock Compensation, it was determined that there was no additional compensation cost to record as the conversion of awards did not result in incremental fair value. CNXM's dilutive units did not have a material impact on the Company's earnings per share calculations for the three months ended March 31, 2020.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be antidilutive:

	For the Three Months Ended March 31,
	2021	2020
Anti-Dilutive Options	943,838	4,274,552
Anti-Dilutive Restricted Stock Units	66,705	2,007,960
Anti-Dilutive Performance Share Units	—	457,746
Anti-Dilutive Performance Stock Options	—	927,268
	1,010,543	7,667,526

The Company expects to settle the principal amount of the Convertible Notes in cash. As a result, only the amount by which the conversion value exceeds the aggregated principal amount of the Convertible Notes is included in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted earnings per share when the average market price of the Company's common stock for a given period exceeds the initial conversion price of $12.84 per share for the Convertible Notes. As of March 31, 2021, the if-converted value of the Convertible Notes did exceed the outstanding principal amount. In connection with the Convertible Notes' issuance, the Company entered into privately negotiated capped call transactions with certain counterparties, (the "Capped Calls" and "Capped Call Transactions"), which were not included in calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended March 31,
	2021	2020
Options	656,368	—
Restricted Stock Units	701,757	340,883
Performance Share Units	291,653	274,716
	1,649,778	615,599

The computations for basic and diluted earnings (loss) per share are as follows:

	For the Three Months Ended March 31,
	2021	2020
Net Income (Loss)	$98,025	$(305,222)
Less: Net Income Attributable to Noncontrolling Interest	—	23,864
Net Income (Loss) Attributable to CNX Resources Shareholders	$98,025	$(329,086)

Weighted-Average Shares of Common Stock Outstanding	219,923,634	186,918,361
Effect of Diluted Shares*	8,746,814	—
Weighted-Average Diluted Shares of Common Stock Outstanding	228,670,448	186,918,361

Earnings (Loss) per Share:
Basic	$0.45	$(1.76)
Diluted	$0.43	$(1.76)
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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended March 31,
	2021	2020
Revenue from Contracts with Customers:
Natural Gas Revenue	$347,376	$229,599
NGL Revenue	31,863	19,412
Oil/Condensate Revenue	1,986	2,483
Total Natural Gas, NGL and Oil Revenue	381,225	251,494

Purchased Gas Revenue	33,484	26,359

Other Sources of Revenue and Other Operating Income:
Gain on Commodity Derivative Instruments	33,414	115,142
Other Revenue and Operating Income	24,950	23,364
Total Revenue and Other Operating Income	$473,073	$416,359

The disaggregated revenue information corresponds with the Company’s segment reporting found in Note 14 - Segment Information.

Contract Balances

CNX invoices its customers once a performance obligation has been satisfied, at which point payment is unconditional. Accordingly, CNX's contracts with customers do not give rise to contract assets or liabilities under ASC 606. The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer. The opening balance as of January 1, 2021 and the closing balance as of March 31, 2021 of the Company’s receivables related to contracts with customers were $145,929 and $147,714, respectively.

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

For revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $53,554 as of March 31, 2021. The Company expects to recognize net revenue of $15,496 in the next 12 months and $11,236 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGL and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For the three months ended March 31, 2021 and 2020, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—INCOME TAXES:

The effective tax rates for the three months ended March 31, 2021 and 2020 were 27.6% and 33.3%, respectively. The effective tax rate for the three months ended March 31, 2021 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of equity compensation and state taxes. The effective tax rate for the three months ended March 31, 2020 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of noncontrolling interest (See Note 13 - Acquisitions and Dispositions for more information), equity compensation, and state taxes.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “Act”) which, among other things, removed the 80% taxable income limitation for utilization of net operating losses generated in tax years 2018 through 2020, allowing for 5-year net operating loss carrybacks, increased the adjusted taxable income limitation for the disallowance of interest expense from 30% to 50%, and provided for refunds of any remaining alternative minimum tax (AMT) credits. As a result of the Act, the Company recorded in the first quarter of 2020 AMT refunds of $102,482 in Recoverable Income Taxes in the Consolidated Balance Sheets for the AMT refund received in 2020. The impact of other tax implications of the Act on the financial statements and related disclosures are immaterial.

The total amount of uncertain tax positions at March 31, 2021 and December 31, 2020 was $31,891. If these uncertain tax positions were recognized, approximately $31,891 would affect CNX's effective tax rate at March 31, 2021 and December 31, 2020. There was no change to the unrecognized tax benefits during the three months ended March 31, 2021.

CNX recognizes accrued interest and penalties related to uncertain tax positions in interest expense and income tax expense, respectively. As of March 31, 2021 and December 31, 2020, CNX had no accrued liabilities for interest and penalties related to uncertain tax positions.
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

West Virginia enacted legislation in April 2021 that, among other things, instituted a single sales factor apportionment formula. The Company is currently evaluating the impact to deferred taxes and related valuation allowances in the consolidated financial statements.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT:

	March 31, 2021	December 31, 2020
Intangible Drilling Cost	$5,056,060	$4,965,252
Gas Gathering Equipment	2,519,293	2,510,917
Proved Gas Properties	1,270,178	1,253,094
Gas Wells and Related Equipment	1,138,212	1,120,061
Unproved Gas Properties	711,881	725,705
Surface Land and Other Equipment	199,147	199,322
Other	189,587	189,645
Total Property, Plant and Equipment	11,084,358	10,963,996
Less: Accumulated Depreciation, Depletion and Amortization	4,064,594	3,938,451
Total Property, Plant and Equipment - Net	$7,019,764	$7,025,545

Impairment of Proved Property

CNX performs a quantitative impairment test whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using forward commodity prices, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, tests require that the Company first compare expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required, which is generally determined based on an estimation of discounted cash flows using significant assumptions including projected revenues, future commodity prices, and a market-specific weighted average cost of capital which are affected by expectations about future market and economic conditions.

During the three months ended March 31, 2020, CNX recognized certain indicators of impairment specific to our Southwest Pennsylvania Coalbed Methane asset group and determined that the carrying value of that asset group was not recoverable. The fair value of the asset group was estimated by using level 3 inputs which consisted of discounting the estimated future cash flows using discount rates and other assumptions that market participants would use in their estimates of fair value. As a result, an impairment of $61,849 was recognized and is included in Impairment of Exploration and Production Properties in the Consolidated Statements of Income. The impairment was related to an economic decision to temporarily idle certain wells and the related processing facility during the first quarter of 2020.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS:

In December 2017, CNX Gas entered into a purchase agreement with Noble Energy, pursuant to which CNX Gas acquired Noble’s 50% membership interest in CNX Gathering (then named CONE Gathering LLC), for a cash purchase price of $305,000 (the "Midstream Acquisition").

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

During the first quarter of 2020, the Company identified indicators of impairment in the form of deteriorating macroeconomic conditions, and the decline in the observable market value of CNXM securities both in relation to the COVID-19 pandemic and the overall decline in the master limited partnership (MLP) market space. Management concluded that these factors presented indications that the fair value of the Midstream reporting unit was more likely than not below the reporting unit’s carrying value. CNX bypassed the qualitative assessment and performed a quantitative test that utilized a combination of the income and market approaches as described above to estimate the fair value of the Midstream reporting unit. As a result of this assessment, CNX concluded that the carrying value exceeded its estimated fair value, and a corresponding impairment of $473,045 was included in Impairment of Goodwill in the accompanying Consolidated Statements of Income. Any additional adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges.

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

The estimates of future cash flows utilized in the impairment analysis described above were subjective in nature and are subject to impacts from business risks as described in “Item 1A. Risk Factors” in CNX's 2020 Annual Report on Form 10-K as filed with the SEC on February 9, 2021 ("2020 Form 10-K"). The fair value estimation process requires considerable judgment and determining the fair value is sensitive to changes in assumptions impacting management’s estimates of future financial results. Although CNX believes the estimates and assumptions used in estimating the fair value are reasonable and appropriate, different assumptions and estimates could materially impact the estimated fair value. Future results could differ from our current estimates and assumptions.

Changes in the carrying amount of goodwill consist of the following activity:

	For the Three Months Ended March 31,
	2021	2020
Carrying Amount, Beginning of Period	$323,314	$796,359
Impairment	—	473,045
Carrying Amount, End of Period	$323,314	$323,314

Other Intangible Assets

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	March 31, 2021	December 31, 2020
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	21,295	19,657
Total Other Intangible Assets, net	$88,457	$90,095

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets was $1,638 for the three months ended March 31, 2021 and 2020. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 7—REVOLVING CREDIT FACILITIES:
CNX
CNX's senior secured revolving credit facility ("Credit Facility") matures in April 2024. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of CNX’s assets and are subject to regular semi-annual redeterminations. In November 2020, as part of the issuance of the $500,000 6.00% Senior Notes due January 2029 (See Note 9 - Long-Term Debt), both the lenders' commitments and borrowing base under the Credit Facility decreased to $1,775,000 from $1,900,000. In April 2021, as part of the semi-annual borrowing base redetermination, the lenders reaffirmed CNX's $1,775,000 borrowing base.

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

The CNX Credit Facility also requires that CNX maintain a maximum net leverage ratio of no greater than 4.00 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding borrowings under the revolver, measured quarterly. The calculation of all of the ratios exclude CNXM. CNX was in compliance with all financial covenants as of March 31, 2021.

At March 31, 2021, the CNX Credit Facility had $160,000 of borrowings outstanding and $188,567 of letters of credit outstanding, leaving $1,426,433 of unused capacity. At December 31, 2020, the CNX Credit Facility had $160,800 of borrowings outstanding and $185,272 of letters of credit outstanding, leaving $1,428,928 of unused capacity.

CNX Midstream Partners LP (CNXM)
CNXM's senior secured revolving credit facility (the "CNXM Credit Facility") matures in April 2024. The lenders’ commitments under the CNXM Credit Facility are $600,000, with an accordion feature that allows CNXM to increase the available borrowings by up to an additional $250,000 under certain terms and conditions. The CNXM Credit Facility includes the ability to issue letters of credit up to $100,000 in the aggregate.
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

The CNXM Credit Facility requires CNXM to comply with a number of affirmative and negative covenants. In addition, CNXM is obligated to maintain at the end of each fiscal quarter (w) for so long as at least $150,000 of the CNXM 6.50% Senior Notes due March 2026 (CNXM Senior Notes) are outstanding, a maximum total leverage ratio of no greater than 5.25 to 1.00 (which increases to no greater than 5.50 to 1.00 during qualifying acquisition periods); (x) if less than $150,000 of the CNXM Senior Notes are outstanding, a maximum total leverage ratio of no greater than 4.75 to 1.00 (which increases to no greater than 5.25 to 1.00 during qualifying acquisition periods); (y) a maximum secured leverage ratio of no greater than 3.50 to 1.00 and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00. CNXM was in compliance with all financial covenants as of March 31, 2021.

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

At March 31, 2021, the CNXM Credit Facility had $237,000 of borrowings outstanding and $30 of letters of credit outstanding, leaving $362,970 of unused capacity. At December 31, 2020, the CNXM Credit Facility had $291,000 of borrowings outstanding and $30 of letters of credit outstanding, leaving $308,970 of unused capacity.

NOTE 8—OTHER ACCRUED LIABILITIES:

	March 31, 2021	December 31, 2020
Royalties	$83,682	$72,401
Transportation Charges	17,228	15,969
Accrued Interest	16,677	26,549
Deferred Revenue	10,889	10,986
Accrued Other Taxes	9,980	10,580
Accrued Payroll & Benefits	6,026	5,009
Litigation Contingency	5,884	2,025
Purchased Gas Payable	3,280	1,528
Short-Term Incentive Compensation	2,608	20,340
Other	13,405	23,144
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	8,455	8,455
Salary Retirement	1,802	1,787
Total Other Accrued Liabilities	$179,916	$198,773

NOTE 9—LONG-TERM DEBT:

	March 31, 2021	December 31, 2020
Senior Notes due March 2027 at 7.25% (Principal of $700,000 plus Unamortized Premium of $6,417 and $6,686, respectively)	$706,417	$706,686
Senior Notes due January 2029 at 6.00%, Issued at Par Value	500,000	500,000
CNX Midstream Partners LP Senior Notes due March 2026 at 6.50% (Principal of $400,000 less Unamortized Discount of $3,688 and $3,875, respectively)*	396,312	396,125
Convertible Senior Notes due May 2026 at 2.25% (Principal of $345,000 less Unamortized Discount and Issuance Costs of $103,760 and $107,735, respectively)	241,240	237,265
CNX Midstream Partners LP Revolving Credit Facility*	237,000	291,000
CNX Revolving Credit Facility	160,000	160,800
Cardinal States Gathering Company Credit Facility maturing in March 2028 (Principal of $111,389 and $114,985, respectively, less Unamortized Discount of $1,087 and $1,126, respectively)	110,302	113,859
CSG Holdings II LLC Credit Facility maturing in March 2027 (Principal of $43,331 and $45,559, respectively, less Unamortized Discount of $425 and $441, respectively)	42,906	45,118
Less: Unamortized Debt Issuance Costs	25,917	26,852
	2,368,260	2,424,001
Less: Amounts Due in One Year	22,055	22,574
Long-Term Debt	$2,346,205	$2,401,427
*CNX is not a guarantor of CNXM's 6.50% Senior Notes due March 2026 or CNXM's Credit Facility.

In April 2020, CNX issued $345,000 in aggregate principal amount of 2.25% convertible senior notes due May 2026 (the "Convertible Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, including $45,000 aggregate principal amount of Convertible Notes issued pursuant to the exercise in full of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes are senior, unsecured obligations of the Company. The Convertible Notes bear interest at a fixed rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2020. Proceeds from the issuance of the Convertible Notes totaled $334,650, net of initial purchaser discounts and issuance costs. The notes are guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner) or CSG Holdings III LLC.

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
•if CNX calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of certain specified corporate events as set forth in the indenture governing the Convertible Notes.

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

If certain corporate events that constitute a “Fundamental Change” (as defined in the indenture governing the Convertible Notes) occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock. During the three months ended March 31, 2021, the conditions allowing holders of the Convertible Notes to exercise their conversion right were not met and as of March 31, 2021, the notes were not convertible. The Convertible Notes are therefore classified as long-term debt at March 31, 2021.

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

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

	March 31, 2021	December 31, 2020
Liability Component:
Principal	$345,000	$345,000
Unamortized Discount	(97,644)	(101,367)
Unamortized Issuance Costs	(6,116)	(6,368)
Net Carrying Amount	$241,240	$237,265

Equity Component, net of Purchase Discounts and Issuance Costs	$78,284	$78,317

Interest expense related to the Convertible Notes is as follows:

For the Three Months Ended
March 31, 2021
Contractual Interest Expense	$1,941
Amortization of Debt Discount	3,722
Amortization of Issuance Costs	252
Total Interest Expense	$5,915

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

During the three months ended March 31, 2020, CNX purchased and retired $71,334, of its outstanding 5.875% Senior Notes due April 2022. As part of this transaction, a gain of $11,263 was included in Gain on Debt Extinguishment in the Consolidated Statements of Income.

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

At March 31, 2021, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third-parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$181,576	$181,576	$—	$—	$—
Other	7,021	7,021	—	—	—
Total Letters of Credit	188,597	188,597	—	—	—
Surety Bonds:
Employee-Related	2,600	2,600	—	—	—
Environmental	12,007	10,352	1,655	—	—
Financial Guarantees	81,670	81,670	—	—	—
Other	9,224	6,703	2,521	—	—
Total Surety Bonds	105,501	101,325	4,176	—	—
Total Commitments	$294,098	$289,922	$4,176	$—	$—

Excluded from the above table are commitments and guarantees entered into in conjunction with the spin-off of the Company's coal business in November 2017. Although CONSOL has agreed to indemnify CNX to the extent that CNX would be called upon to pay any of these liabilities, there is no assurance that CONSOL will satisfy its obligations to indemnify CNX in the event that CNX is so called upon (See “Item 1A. Risk Factors” in CNX's 2020 Annual Report on Form 10-K as filed with the SEC on February 9, 2021 ("2020 Form 10-K") for additional information).

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of March 31, 2021, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$265,403
1 - 3 years	434,959
3 - 5 years	404,364
More than 5 years	1,064,814
Total Purchase Obligations	$2,169,540

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

CNX enters into financial derivative instruments (over-the-counter swaps) to manage its exposure to natural gas price fluctuations. Typically, CNX “sells” swaps under which it receives a fixed price from counterparties and pays a floating market price. In order to enhance production flexibility, during the first quarter of 2021, CNX purchased, rather than sold, financial swaps for the period April through October 2021 under which CNX will pay a fixed price to and receive a floating price from its hedge counterparties. Swaps purchased have the effect of reducing total hedged volumes for the period of the swap. Natural gas commodity hedges are accounted for on a mark-to-market basis with changes in fair value recorded in current period earnings.

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

The total notional amounts of CNX's derivative instruments were as follows:

	March 31,		December 31,	Forecasted to
	2021		2020	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,293.7		1,256.9	2026
Natural Gas Basis Swaps (Bcf)	1,220.8	*	1,294.1	2026
Interest Rate Swaps	$564,514		$569,972	2028
*Net of purchased natural gas basis swaps of 23.5 Bcf.

The gross fair value of CNX's derivative instruments was as follows:

	March 31,	December 31,
	2021	2020
Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$19,968	$53,668
Basis Only Swaps	50,145	30,848
Interest Rate Swaps	138	141
Total Current Assets	$70,251	$84,657

Other Non-Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$109,122	$134,661
Basis Only Swaps	126,035	52,903
Interest Rate Swaps	538	673
Total Other Non-Current Assets	$235,695	$188,237

Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$64,215	$23,506
Basis Only Swaps	15,897	14,491
Interest Rate Swaps	3,650	4,332
Total Current Liabilities	$83,762	$42,329

Non-Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$56,898	$59,388
Basis Only Swaps	19,704	57,150
Interest Rate Swaps	7,103	10,752
Total Non-Current Liabilities	$83,705	$127,290

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended
	March 31,
	2021	2020
Cash Received (Paid) in Settlement of Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	$6,550	$157,579
Basis Swaps	(4,145)	(6,418)
Total Cash Received in Settlement of Commodity Derivative Instruments	2,405	151,161

Unrealized (Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	(97,459)	545
Basis Swaps	128,468	(36,564)
Total Unrealized Gain (Loss) on Commodity Derivative Instruments	31,009	(36,019)

(Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	(90,909)	158,124
Basis Swaps	124,323	(42,982)
Total Gain on Commodity Derivative Instruments	$33,414	$115,142

The effect of interest rate swaps on Interest Expense in the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended
	March 31,
	2021	2020
Cash Paid in Settlement of Interest Rate Swaps	$(1,227)	$(57)
Unrealized Gain (Loss) on Interest Rate Swaps	4,194	(10,639)
Gain (Loss) on Interest Rate Swaps	$2,967	$(10,696)

Cash Received in Settlement of Commodity Derivative Instruments for the three months ended March 31, 2020 includes $54,982 related to the monetization of certain NYMEX commodity swaps. The monetization resulted from reducing the contract swap prices of certain 2022, 2023 and 2024 NYMEX natural gas swap contracts. The notional quantities of the contracts were not changed by this monetization. Net proceeds received from the monetizations are classified as operating cash flows in the Consolidated Statements of Cash Flows.

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
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at March 31, 2021			Fair Value Measurements at December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Gas Derivatives	$—	$148,556	$—	$—	$117,545	$—
Interest Rate Swaps	$—	$(10,077)	$—	$—	$(14,270)	$—

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$29,610	$29,610	$15,617	$15,617
Long-Term Debt (Excluding Debt Issuance Costs)	$2,394,177	$2,671,992	$2,450,853	$2,638,251
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

Prior to the effective time of the Merger on September 28, 2020, public unitholders held a 46.9% equity interest in CNXM and CNX owned the remaining 53.1% equity interest. The earnings of CNXM that were attributed to its common units held by the public prior to the Merger are reflected in Net Income Attributable to Noncontrolling Interest in the Consolidated Statements of Income. There were no changes in CNX's ownership interest in CNXM during the three months ended March 31, 2021 or 2020.

CNXM’s revolving credit facility (See Note 7 - Revolving Credit Facilities) and the CNXM Senior Notes (See Note 9 - Long-Term Debt) were not impacted by the Merger.

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
Prior to the Merger of CNXM that occurred in September 2020 (See Note 13 - Acquisitions and Dispositions), CNX consisted of two principal business divisions: Exploration and Production (E&P) and Midstream. The E&P Division included four reportable segments, Marcellus Shale, Utica Shale, Coalbed Methane and Other Gas. Certain reclassifications of 2020 segment information have been made to conform to the new presentation.

Industry segment results for the three months ended March 31, 2021 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGL and Oil Revenue	$342,169	$38,904	$152	$381,225	(A)
Purchased Gas Revenue	—	—	33,484	33,484
Gain on Commodity Derivative Instruments	2,182	222	31,010	33,414
Other Revenue and Operating Income	19,066	—	5,884	24,950	(B)
Total Revenue and Other Operating Income	$363,417	$39,126	$70,530	$473,073
Total Operating Expense	$188,711	$28,555	$82,538	$299,804
Earnings (Loss) Before Income Tax	$174,706	$10,571	$(49,873)	$135,404
Segment Assets	$6,074,252	$1,082,232	$912,753	$8,069,237	(C)
Depreciation, Depletion and Amortization	$109,506	$15,483	$3,955	$128,944
Capital Expenditures	$121,118	$2,142	$169	$123,429

(A)    Included in Total Natural Gas, NGL and Oil Revenue are sales of $45,000 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(B)    Includes midstream revenue of $19,066 and equity in earnings of unconsolidated affiliates of $950 for Shale and Other, respectively.
(C)    Includes investments in unconsolidated equity affiliates of $16,172.

Industry segment results for the three months ended March 31, 2020 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGL and Oil Revenue	$220,494	$30,723	$277	$251,494	(D)
Purchased Gas Revenue	—	—	26,359	26,359
Gain on Commodity Derivative Instruments	86,452	9,687	19,003	115,142	(E)
Other Revenue and Operating Income	18,406	—	4,958	23,364	(F)
Total Revenue and Other Operating Income	$325,352	$40,410	$50,597	$416,359
Total Operating Expense	$191,948	$34,160	$617,192	$843,300
Earnings (Loss) Before Income Tax	$133,404	$6,250	$(597,458)	$(457,804)
Segment Assets	$6,059,158	$1,145,942	$1,323,850	$8,528,950	(G)
Depreciation, Depletion and Amortization	$107,046	$18,438	$3,680	$129,164
Capital Expenditures	$147,840	$2,452	$1,757	$152,049

(D)    Included in Total Natural Gas, NGL and Oil Revenue are sales of $45,656 to Direct Energy Business Marketing LLC and $32,176 to NJR Energy Services Company, each of which comprises over 10% of revenue from contracts with external customers for the period.
(E) Included in Other is a realized gain on commodity derivative instruments of $54,982 related to the monetization of hedges (see Note 11 - Derivative Instruments for more information).
(F)    Includes midstream revenue of $18,406 and equity in loss of unconsolidated affiliates of $161 for Shale and Other, respectively.
(G)    Includes investments in unconsolidated equity affiliates of $16,549.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income

	For the Three Months Ended March 31,
	2021	2020
Total Segment Revenue from Contracts with External Customers	$433,775	$296,259
Gain on Commodity Derivative Instruments	33,414	115,142
Other Operating Income	5,884	4,958
Total Consolidated Revenue and Other Operating Income	$473,073	$416,359

NOTE 15—STOCK REPURCHASE:
On January 26, 2021, the Company’s Board of Directors approved an increase in the aggregate amount of the previous $750,000 stock repurchase program plan to $900,000. As of March 31, 2021, the amount available under the stock repurchase program is $237,343, and is not subject to an expiration date. The repurchases may be affected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans. During the three months ended March 31, 2021, 1,464,454 shares were repurchased and retired at an average price of $12.26 per share for a total cost of $17,987. There were no shares repurchased and retired during the three months ended March 31, 2020.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q. The information provided below supplements, but does not form part of, CNX's financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from any such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact future operating performance or financial condition, please see “Part II. Item 1A. Risk Factors” and the section entitled “Forward-Looking Statements” and the “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2020, which we filed with the SEC on February 9, 2021 (the “Form 2020 10-K”). CNX does not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

While CNX did not incur significant disruptions to operations during the three months ended March 31, 2021 or 2020 as a direct result of the COVID-19 pandemic, CNX is unable to predict the impact that the COVID-19 pandemic will have on us, including our financial position, operating results, liquidity and ability to obtain financing in future reporting periods, due to numerous uncertainties.

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

Hedging Update:

Total hedged natural gas production in the 2021 second quarter is 115.0(1) Bcf. The annual gas hedge position is shown in the table below:

	2021	2022
Volumes Hedged (Bcf), as of 4/7/21	489.5(1)(2)	402.4
1Net of purchased swaps.
2Includes actual settlements of 155.0 Bcf.

CNX's hedged gas volumes include a combination of NYMEX financial hedges, index (NYMEX and basis) financial hedges, and physical fixed price sales. In addition, to protect the NYMEX hedge volumes from basis exposure, CNX enters into basis-only financial hedges and physical sales with fixed basis at certain sales points. For further information see Item 3 Quantitative and Qualitative Disclosures About Market Risk.

Results of Operations - Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Net Income (Loss) Attributable to CNX Resources Shareholders
CNX reported net income attributable to CNX Resources shareholders of $98 million, or earnings per diluted share of $0.43, for the three months ended March 31, 2021, compared to a net loss attributable to CNX Resources shareholders of $329 million, or a loss per diluted share of $1.76, for the three months ended March 31, 2020.

	For the Three Months Ended March 31,
(Dollars in thousands)	2021	2020	Variance
Net Income (Loss)	$98,025	$(305,222)	$403,247
Less: Net Income Attributable to Noncontrolling Interest	—	23,864	(23,864)
Net Income (Loss) Attributable to CNX Resources Shareholders	$98,025	$(329,086)	$427,111

Included in the earnings for the three months ended March 31, 2021 was an unrealized gain on commodity derivative instruments of $31 million. Included in the loss for the three months ended March 31, 2020 was a $62 million non-cash impairment charge related to exploration and production properties specific to our Southwestern Pennsylvania (SWPA) CBM asset group (See Note 5 - Property, Plant and Equipment in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information), a $473 million non-cash impairment charge related to goodwill (See Note 6 - Goodwill and Other Intangible Assets in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information) and an unrealized loss on commodity derivative instruments of $36 million.

Non-GAAP Financial Measures

CNX's management uses certain non-GAAP financial measures for planning, forecasting and evaluating business and financial performance, and believes that they are useful for investors in analyzing the company. Although these are not measures of performance calculated in accordance with generally accepted accounting principles (GAAP), management believes that these financial measures are useful to an investor in evaluating CNX because these metrics are widely used to evaluate a natural gas company’s operating performance. Sales of Natural Gas, NGL and Oil, including cash settlements excludes the impacts of changes in the fair value of commodity derivative instruments prior to settlement, which are often volatile, and only includes the impact of settled commodity derivative instruments. Sales of Natural Gas, NGL and Oil, including cash settlements also excludes purchased gas revenue and other revenue and operating income, which are not directly related to CNX’s natural gas producing activities. Natural Gas, NGL and Oil Production Costs excludes certain expenses that are not directly related to CNX’s natural gas producing activities and are managed outside our production operations (See Note 14 - Segment Information in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). These expenses include, but are not limited to, interest expense, impairment of exploration and production properties, impairment of goodwill, other operating expense and other corporate expenses such as selling, general and administrative costs. We believe that Sales of Natural Gas, NGL and Oil, including cash settlements, Natural Gas, NGL and Oil Production Costs and Natural Gas, NGL and Oil Production Margin (which is derived by subtracting Natural Gas, NGL and Oil Production Costs from Sales of Natural Gas, NGL and Oil, including cash settlements) provide useful information to investors for evaluating period-to-period comparisons of earnings trends. These metrics should not be viewed as a substitute for measures of performance that are calculated in accordance with GAAP. In addition, because all companies do not calculate these measures identically, these measures may not be comparable to similarly titled measures of other companies.

Non-GAAP Financial Measures Reconciliation

	For the Three Months Ended March 31,
	2021	2020
	in Millions	in Millions
Total Revenue and Other Operating Income	$473	$416
Add (Deduct):
Purchased Gas Revenue	(34)	(26)
Gain or Loss on Commodity Derivative Instruments and Monetization	(31)	(19)
Other Operating Income	(25)	(24)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$383	$347

Total Operating Expense	$300	$843
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(3)	(2)
Exploration and Production Related Other Costs	(2)	(4)
Purchased Gas Costs	(33)	(25)
Impairment of Exploration and Production Properties	—	(62)
Impairment of Goodwill	—	(473)
Selling, General and Administrative Costs	(28)	(30)
Other Operating Expense	(16)	(21)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$218	$226

1 Natural Gas, NGL and Oil production costs consists primarily of lease operating expense, production ad valorem and other fees, transportation, gathering and compression and production related depreciation, depletion and amortization.

Selected Natural Gas, NGL and Oil Production Financial Data

The following table presents a summary of our total sales volumes, sales of natural gas, NGL and oil including cash settlements, natural gas, NGL and oil production costs and natural gas, NGL and oil production margin related to our production operations on a total company basis (See Non-GAAP Financial Measures Reconciliation for the reconciliation to the most directly comparable financial measures calculated and presented in accordance with GAAP):

	For the Three Months Ended March 31,
	2021		2020		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		140.6		134.4		6.2

Natural Gas, NGL and Oil Revenue	$381	$2.71	$251	$1.82	$130	$0.89
Gain on Commodity Derivative Instruments - Cash Settlement - Gas**	2	0.02	96	0.77	(94)	(0.75)
Sales of Natural Gas, NGL and Oil, including Cash Settlements	383	2.73	347	2.59	36	0.14
Lease Operating Expense	9	0.07	10	0.07	(1)	—
Production, Ad Valorem, and Other Fees	6	0.04	6	0.05	—	(0.01)
Transportation, Gathering and Compression	77	0.55	83	0.62	(6)	(0.07)
Depreciation, Depletion and Amortization (DD&A)	126	0.90	127	0.95	(1)	(0.05)
Natural Gas, NGL and Oil Production Costs	218	1.56	226	1.69	(8)	(0.13)
Natural Gas, NGL and Oil Production Margin	$165	$1.17	$121	$0.90	$44	$0.27

*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.
**Excluding hedge monetizations.

The 6.2 Bcfe increase in volumes in the period-to period comparison was primarily due to the turn-in-line of new wells throughout 2020 and the first quarter of 2021. These increases were offset in part by normal production declines.

Changes in the average costs per Mcfe were primarily related to the following items:

•Transportation, gathering, and compression expense decreased on a per unit basis primarily due to lower processing costs as a result of a drier production mix and a decrease in repairs and maintenance costs.
•Depreciation, depletion and amortization expense decreased on a per unit basis as a result of low cost reserve additions from development during the 2020 period in Southwest Pennsylvania (SWPA), the addition of proved undeveloped Shale wells in the Central Pennsylvania (CPA), and an impairment recognized in CBM in the 2020 period.

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Three Months Ended March 31,
in thousands (unless noted)	2021	2020	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	6,468	8,301	(1,833)	(22.1)%
Sales Volume (Mbbls)	1,078	1,383	(305)	(22.1)%
Gross Price ($/Bbl)	$29.58	$14.04	$15.54	110.7%
Gross NGL Revenue	$31,863	$19,412	$12,451	64.1%

Oil/Condensate:
Sales Volume (MMcfe)	306	377	(71)	(18.8)%
Sales Volume (Mbbls)	51	63	(12)	(19.0)%
Gross Price ($/Bbl)	$38.86	$39.56	$(0.70)	(1.8)%
Gross Oil/Condensate Revenue	$1,986	$2,483	$(497)	(20.0)%

NATURAL GAS
Sales Volume (MMcf)	133,849	125,685	8,164	6.5%
Sales Price ($/Mcf)	$2.60	$1.83	$0.77	42.1%
Gross Natural Gas Revenue	$347,376	$229,599	$117,777	51.3%

Hedging Impact ($/Mcf)	$0.02	$0.77	$(0.75)	(97.4)%
Gain on Commodity Derivative Instruments - Cash Settlement*	$2,405	$96,179	$(93,774)	(97.5)%
* Excluding gains from hedge monetization.

The increase in gross revenue was primarily the result of the $0.77 per Mcf increase in general natural gas prices, when excluding the impact of hedging, the 6.2 Bcfe increase in sales volumes, and the $15.54 per Bbl increase in NGL prices. These increases were offset, in-part, by the decrease in the realized gain on commodity derivative instruments related to the Company's hedging program.

SEGMENT ANALYSIS for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

	For the Three Months Ended				Difference to Three Months Ended
	March 31, 2021				March 31, 2020
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$342	$39	$—	$381	$122	$8	$—	$130
Gain on Commodity Derivative Instruments	2	—	31	33	(84)	(10)	12	(82)
Purchased Gas Revenue	—	—	34	34	—	—	8	8
Other Revenue and Operating Income	19	—	6	25	1	—	—	1
Total Revenue and Other Operating Income	363	39	71	473	39	(2)	20	57
Lease Operating Expense	6	3	—	9	—	(1)	—	(1)
Production, Ad Valorem, and Other Fees	4	2	—	6	(1)	1	—	—
Transportation, Gathering and Compression	69	8	—	77	(5)	(3)	2	(6)
Depreciation, Depletion and Amortization	109	16	4	129	3	(3)	—	—
Impairment of Exploration and Production Properties	—	—	—	—	—	—	(62)	(62)
Impairment of Goodwill	—	—	—	—	—	—	(473)	(473)
Exploration and Production Related Other Costs	—	—	2	2	—	—	(2)	(2)
Purchased Gas Costs	—	—	33	33	—	—	8	8
Other Operating Expense	—	—	16	16	—	—	(5)	(5)
Selling, General and Administrative Costs	—	—	28	28	—	—	(2)	(2)
Total Operating Expense	188	29	83	300	(3)	(6)	(534)	(543)
Other Expense	—	—	5	5	—	—	—	—
Gain on Asset Sales and Abandonments, net	—	—	(3)	(3)	—	—	9	9
Gain on Debt Extinguishment	—	—	—	—	—	—	11	11
Interest Expense	—	—	36	36	—	—	(13)	(13)
Total Other Expense	—	—	38	38	—	—	7	7
Total Costs and Expenses	188	29	121	338	(3)	(6)	(527)	(536)
Earnings (Loss) Before Income Tax	$175	$10	$(50)	$135	$42	$4	$547	$593

        SHALE SEGMENT

The Shale segment had earnings before income tax of $175 million for the three months ended March 31, 2021 compared to earnings before income tax of $133 million for the three months ended March 31, 2020.

	For the Three Months Ended March 31,
	2021	2020	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	121.1	112.4	8.7	7.7%
NGLs Sales Volumes (Bcfe)*	6.5	8.3	(1.8)	(21.7)%
Oil/Condensate Sales Volumes (Bcfe)*	0.3	0.4	(0.1)	(25.0)%
Total Shale Sales Volumes (Bcfe)*	127.9	121.1	6.8	5.6%

Average Sales Price - Natural Gas (per Mcf)	$2.55	$1.77	$0.78	44.1%
Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$0.02	$0.77	$(0.75)	(97.4)%
Average Sales Price - NGLs (per Mcfe)*	$4.93	$2.34	$2.59	110.7%
Average Sales Price - Oil/Condensate (per Mcfe)*	$6.45	$6.55	$(0.10)	(1.5)%

Total Average Shale Sales Price (per Mcfe)	$2.69	$2.54	$0.15	5.9%
Average Shale Lease Operating Expenses (per Mcfe)	0.05	0.05	—	—%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.03	0.04	(0.01)	(25.0)%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.54	0.61	(0.07)	(11.5)%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.85	0.89	(0.04)	(4.5)%
Total Average Shale Production Costs (per Mcfe)	$1.47	$1.59	$(0.12)	(7.5)%
Total Average Shale Production Margin (per Mcfe)	$1.22	$0.95	$0.27	28.4%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.

The Shale segment had natural gas, NGLs and oil/condensate revenue of $342 million for the three months ended March 31, 2021 compared to $220 million for the three months ended March 31, 2020. The $122 million increase was due primarily to a 44.1% increase in the average sales price for natural gas, a 5.6% increase in total Shale sales volumes, and a 110.7% increase in the average sales price of NGLs. The increase in total Shale volumes was primarily due to the turn-in-line of new wells throughout 2020 and the first quarter of 2021. These increases were offset in part by normal production declines.

The increase in total average Shale sales price was primarily due to a $0.78 per Mcf increase in average gas sales price and a $2.59 per Mcfe increase in the average NGL sales price. These increases were offset in part by a $0.75 per Mcf decrease in the realized gain on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 110.3 Bcf of the Company's produced Shale gas sales volumes for the three months ended March 31, 2021 at an average gain of $0.02 per Mcf hedged. For the three months ended March 31, 2020, these financial hedges represented approximately 104.2 Bcf at an average gain of $0.83 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $188 million for the three months ended March 31, 2021 compared to $191 million for the three months ended March 31, 2020. The decrease in total dollars and decrease in unit costs for the Shale segment were due to the following items:

•Shale transportation, gathering and compression costs were $69 million for the three months ended March 31, 2021 compared to $74 million for the three months ended March 31, 2020. The decreases in total dollars and unit costs were primarily related to lower processing costs due to a drier production mix. The increase in total Shale volumes discussed above also contributed to the decrease in unit costs.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $109 million for the three months ended March 31, 2021 compared to $106 million for the three months ended March 31, 2020. These amounts included depletion on a unit of production basis of $0.75 per Mcfe and $0.79 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of low-cost reserve additions from development in 2020 in SWPA as well as the addition of proved undeveloped Shale reserves in CPA. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third-parties. The Shale segment had other revenue and operating income of $19 million for the three months ended March 31, 2021 compared to $18 million for the three months ended March 31, 2020.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $10 million for the three months ended March 31, 2021 compared to earnings before income tax of $6 million for the three months ended March 31, 2020.

	For the Three Months Ended March 31,
	2021	2020	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	12.7	13.2	(0.5)	(3.8)%

Average Sales Price - Gas (per Mcf)	$3.06	$2.32	$0.74	31.9%
Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$0.02	$0.73	$(0.71)	(97.3)%

Total Average CBM Sales Price (per Mcf)	$3.07	$3.05	$0.02	0.7%
Average CBM Lease Operating Expenses (per Mcf)	0.23	0.27	(0.04)	(14.8)%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.15	0.11	0.04	36.4%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.65	0.81	(0.16)	(19.8)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.21	1.39	(0.18)	(12.9)%
Total Average CBM Production Costs (per Mcf)	$2.24	$2.58	$(0.34)	(13.2)%
Total Average CBM Production Margin (per Mcf)	$0.83	$0.47	$0.36	76.6%

The CBM segment had natural gas revenue of $39 million for the three months ended March 31, 2021 compared to $31 million for the three months ended March 31, 2020. The $8 million increase was due to a 31.9% increase in the average sales price for natural gas in the current period, offset in part by the 3.8% decrease in total CBM sales volumes. The decrease in CBM sales volumes was primarily due to normal production declines.

The total average CBM sales price increased $0.02 per Mcf due to a $0.74 per Mcf increase in average gas sales price, offset in part by a $0.71 per Mcf decrease in the gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 11.2 Bcf of the Company's produced CBM sales volumes for the three months ended March 31, 2021 at an average gain of $0.02 per Mcf hedged. For the three months ended March 31, 2020, these financial hedges represented approximately 11.7 Bcf at an average gain of $0.83 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $29 million for the three months ended March 31, 2021 compared to $35 million for the three months ended March 31, 2020. The decrease in total dollars and decrease in unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $3 million for the three months ended March 31, 2021 compared to $4 million for the three months ended March 31, 2020. The decrease in total dollars and unit costs was primarily due to decreases in repairs and maintenance, well operations, environmental and safety expense and water disposal costs.

•CBM transportation, gathering and compression costs were $8 million for the three months ended March 31, 2021 compared to $11 million for the three months ended March 31, 2020. The decrease in total dollars and unit costs was primarily due to lower volumes and decreases in electrical power expense and repairs and maintenance.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $16 million for the three months ended March 31, 2021 compared to $19 million for the three months ended March 31, 2020. These amounts included depletion on a unit of production basis of $0.66 per Mcfe and $0.72 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate was primarily due to an impairment in the 2020 period that reduced the carrying value of the underlying CBM asset base. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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

The Other Segment had a loss before income tax of $50 million for the three months ended March 31, 2021 compared to a loss before income tax of $597 million for the three months ended March 31, 2020. The increase in total dollars is discussed below.

	For the Three Months Ended March 31,
	2021	2020	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	—	0.1	(0.1)	(100.0)%

Gain or Loss on Commodity Derivative Instruments and Monetization

For the three months ended March 31, 2021, the Other Segment recognized an unrealized gain on commodity derivative instruments of $31 million. For the three months ended March 31, 2020, the Other Segment recognized an unrealized loss on commodity derivative instruments of $36 million as well as cash settlements received of $55 million related to natural gas hedges that were partially monetized prior to their settlement dates. The unrealized gain or loss on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis. See Note 11 - Derivative Instruments in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the cash settlements.

Purchased Gas

Purchased gas volumes represent volumes of natural gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenues were $34 million for the three months ended March 31, 2021 compared to $26 million for the three months ended March 31, 2020. Purchased gas costs were $33 million for the three months ended March 31, 2021 compared to $25 million for the three months ended March 31, 2020. The period-to-period increase in purchased gas revenue was due to an increase in averages sales price, offset in part by a decrease in purchased gas sales volumes.

	For the Three Months Ended March 31,
	2021	2020	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	10.8	14.4	(3.6)	(25.0)%
Average Sales Price (per Mcf)	$3.11	$1.83	$1.28	69.9%
Purchased Gas Average Cost (per Mcf)	$3.01	$1.74	$1.27	73.0%

Other Operating Income

	For the Three Months Ended March 31,
(in millions)	2021	2020	Variance	Percent Change
Equity in Earnings of Affiliates	$1	$—	$1	100.0%
Excess Firm Transportation Income	3	3	—	—%
Water Income	2	2	—	—%
Other	—	1	(1)	(100.0)%
Total Other Operating Income	$6	$6	$—	—%

•Equity in earnings of affiliates primarily represents CNX's 50% interest in a power plant located within CNX’s CBM field. Power generated from the facility is sold into wholesale electricity markets during times of peak energy consumption. Due to the plant consuming coal mine methane gas, the plant qualifies for Pennsylvania Tier I Renewable Energy Credits.
•Excess firm transportation income represents revenue from the sale of excess firm transportation capacity to third-parties. The Company obtains firm pipeline transportation capacity to enable gas production to flow uninterrupted as sales volumes increase. In order to minimize this unutilized firm transportation expense, CNX is able to release (sell) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue from released capacity helps offset the unutilized firm transportation and processing fees in total other operating expense.

Impairment of Exploration and Production Properties

During the three months ended March 31, 2020, CNX recognized certain indicators of impairments specific to our SWPA CBM asset group and determined that the carrying value of that asset group was not recoverable. The fair value of the asset group was estimated by discounting the estimated future cash flows using discount rates and other assumptions that market participants would use in their estimates of fair value. As a result, an impairment of $62 million was recognized and is included in Impairment of Exploration and Production Properties in the Consolidated Statements of Income for the three months ended March 31, 2020. The impairment was related to an economic decision to temporarily idle certain wells and the related processing facility during the first quarter. See Note 5 - Property, Plant and Equipment in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. No such impairment occurred in the current period.

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

In connection with CNX's assessment of goodwill in the first quarter of 2020 in relation to the deteriorating macroeconomic conditions, and the decline in the observable market value of CNXM securities both in relation to the COVID-19 pandemic and the overall decline in the MLP market space, CNX bypassed the qualitative assessment and performed a quantitative test that utilized a combination of the income and market approaches to estimate the fair value of the Midstream reporting unit. As a result of this assessment, CNX concluded that the carrying value exceed its estimated fair value, and as a result, an impairment of $473 million was included in Impairment of Goodwill in the Consolidated Statements of Income for the three months ended March 31, 2020. See Note 6 - Goodwill and Other Intangible Assets in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. No such impairment occurred in the current period.

Exploration and Production Related Other Costs

	For the Three Months Ended March 31,
(in millions)	2021	2020	Variance	Percent Change
Lease Expiration Costs	$1	$2	$(1)	(50.0)%
Land Rentals	1	1	—	—%
Other	—	1	(1)	(100.0)%
Total Exploration and Production Related Other Costs	$2	$4	$(2)	(50.0)%

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

	For the Three Months Ended March 31,
(in millions)	2021	2020	Variance	Percent Change
Salaries, Wages and Employee Benefits	$7	$8	$(1)	(12.5)%
Long-Term Equity-Based Compensation (Non-Cash)	8	7	1	14.3%
Short-Term Incentive Compensation	3	2	1	50.0%
Other	10	13	(3)	(23.1)%
Total SG&A	$28	$30	$(2)	(6.7)%

Other Operating Expense

	For the Three Months Ended March 31,
(in millions)	2021	2020	Variance	Percent Change
Idle Equipment and Service Charges	$—	$3	$(3)	(100.0)%
Insurance Expense	—	1	(1)	(100.0)%
Unutilized Firm Transportation and Processing Fees	14	13	1	7.7%
Other	2	4	(2)	(50.0)%
Total Other Operating Expense	$16	$21	$(5)	(23.8)%

•Idle equipment and service charges relates to the temporary idling of certain of the Company's natural gas drilling rigs as well as related equipment and other services that may be needed in the natural gas drilling and completions process. The decrease of $3 million in the period-to-period comparison was the result of one of CNX's drilling rigs being idled in the prior period.
•Unutilized firm transportation and processing fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. In some instances, the Company may have the opportunity to realize more favorable net pricing by strategically choosing to sell natural gas into a market or to a customer that does not require the use of the Company’s own firm transportation capacity. Such sales would result in an increase in unutilized firm transportation expense. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Excess Firm Transportation Income above.

Other Expense

	For the Three Months Ended March 31,
(in millions)	2021	2020	Variance	Percent Change
Other Income
Other	$1	$2	$(1)	(50.0)%
Total Other Income	$1	$2	$(1)	(50.0)%

Other Expense
Professional Services	$1	$3	$(2)	(66.7)%
Bank Fees	3	3	—	—%
Other Corporate Expense	2	1	1	100.0%
Total Other Expense	$6	$7	$(1)	(14.3)%

Total Other Expense	$5	$5	$—	—%

•Professional services decreased $2 million in the period-to-period comparison primarily due to fees related to an agreement to eliminate CNXM's incentive distribution rights, or IDRs, in January of 2020, prior to the Merger.

Gain on Asset Sales and Abandonments, net

A gain on asset sales of $3 million related to the sale of various non-core assets was recognized in the three months ended March 31, 2021 compared to a gain of $12 million in the three months ended March 31, 2020.

Gain on Debt Extinguishment

A gain on debt extinguishment of $11 million was recognized in the three months ended March 31, 2020. During the three months ended March 31, 2020, CNX purchased $71 million of its 5.875% senior notes due in April 2022 at an average price equal to 83.9% of the principal amount. No such purchases were made in the current period. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Interest Expense

	For the Three Months Ended March 31,
(in millions)	2021	2020	Variance	Percent Change
Total Interest Expense	$36	$49	$(13)	(26.5)%

•The $13 million decrease was primarily due to the purchase of the remaining $894 million of the 5.875% senior notes due in April 2022 during the year ended December 31, 2020, as well as lower borrowings on the CNX senior secured revolving credit facility ("Credit Facility") and unrealized gains on interest rate swap agreements. These decreases were offset in part by interest related to the addition of $345 million of Convertible Senior Notes due 2026, the $125 million non-revolving credit facility agreement entered into by CNX’s wholly-owned Cardinal States Gathering Company LLC (the "Cardinal States Facility”), the $50 million non-revolving credit facility agreement entered into by CNX's wholly-owned subsidiary CSG Holdings II LLC (the “CSG Holdings Facility”), $500 million of senior notes due 2029, and $200 million of senior notes due 2027. The amortization of debt discount in connection with the Convertible Senior Notes also contributed to an increase. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Three Months Ended March 31,
(in millions)	2021	2020	Variance	Percent Change
Total Company Earnings (Loss) Before Income Tax	$135	$(458)	$593	129.5%
Income Tax Expense (Benefit)	$37	$(153)	$190	124.2%
Effective Income Tax Rate	27.6%	33.3%	(5.7)%

The effective income tax rate was 27.6% for the three months ended March 31, 2021 compared to 33.3% for the three months ended March 31, 2020. The effective rate for the three months ended March 31, 2021 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation and state income taxes. The effective rate for the three months ended March 31, 2020 differs from the U.S. federal statutory rate of 21% primarily due to the impact of noncontrolling interest, equity compensation, and state income taxes.

See Note 4 - Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Liquidity and Capital Resources

CNX generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. CNX currently believes that cash generated from operations, asset sales and the Company's borrowing capacity will be sufficient to meet the Company's working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments, anticipated dividend payments, if any, and to provide required letters of credit for the current fiscal year. Nevertheless, the ability of CNX to satisfy its working capital requirements, to service its debt obligations, to fund planned capital expenditures, or to pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the natural gas industry and other financial and business factors, including the current COVID 19 pandemic, some of which are beyond CNX’s control.
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
As of March 31, 2021, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices as well as the uncertainty created by the COVID-19 pandemic on its operations, CNX currently expects to remain in compliance with its debt covenants.

In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net asset of $149 million at March 31, 2021 and a net asset of $118 million at December 31, 2020. The Company has not experienced any issues of non-performance by derivative counterparties.
CNX frequently evaluates potential acquisitions. CNX has funded acquisitions with cash generated from operations and a variety of other sources, depending on the size of the transaction, including debt and equity financing. There can be no assurance that additional capital resources, including debt and equity financing, will be available to CNX on terms which CNX finds acceptable, or at all.

Cash Flows (in millions)

	For the Three Months Ended March 31,
	2021	2020	Change
Cash Provided by Operating Activities	$220	$267	$(47)
Cash Used in Investing Activities	$(118)	$(138)	$20
Cash Used in Financing Activities	$(87)	$(108)	$21

Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:

•Net income increased $403 million in the period-to-period comparison.
•Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $473 million impairment of goodwill and a $62 million impairment of exploration and production properties in the prior year, a $137 million change in deferred income taxes, a $67 million net change in commodity derivative instruments, a $9 million decrease in gain on asset sales and abandonments, net, and an $11 million decrease in the gain on debt extinguishment.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:

•Capital expenditures decreased $29 million in the period-to-period comparison primarily due to decreased expenditures in the Shale segment resulting from decreased drilling, completions and midstream activity.
•Proceeds from asset sales decreased $9 million mainly due to decreased surface sales and oil and gas assignment sales in the three months ended March 31, 2021.

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:

•During the three months ended March 31, 2020, CNX paid $60 million to purchase $71 million of the Senior Notes due April 2022 at 83.9% of the principal amount. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the three months ended March 31, 2021, there were $54 million of net payments on the CNXM Credit Facility compared to $35 million of net proceeds during the three months ended March 31, 2020.
•In the three months ended March 31, 2021, there were $1 million of net payments on the CNX Credit Facility compared to $224 million of net payments during the three months ended March 31, 2020.
•In the three months ended March 31, 2021, there were $6 million of net payments on the Cardinal States Facility and CSG Holdings Facility compared to $173 million of net proceeds in the three months ended March 31, 2020. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the three months ended March 31, 2020, there were $17 million of payments to CNXM noncontrolling interest holders compared to no payments during the three months ended March 31, 2021 due to the Merger with CNXM (See Note 13 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).
•During the three months ended March 31, 2021, CNX repurchased $24 million of its common stock on the open market compared to no purchases in the three months ended March 31, 2020.
•Debt issuance and financing fees decreased $10 million primarily due to the fees associated with the borrowings on the Cardinal States Facility and CSG Holdings Facility during the three months ended March 31, 2020.

The following is a summary of the Company's significant contractual obligations at March 31, 2021 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$646	$808	$—	$—	$1,454
Gas Firm Transportation and Processing	264,757	434,151	404,364	1,064,814	2,168,086
Long-Term Debt	22,055	48,007	838,936	1,485,179	2,394,177
Interest on Long-Term Debt	135,801	259,533	238,205	147,032	780,571
Finance Lease Obligations	5,139	795	132	29	6,095
Interest on Finance Lease Obligations	150	43	6	1	200
Operating Lease Obligations	52,500	11,413	6,936	21,616	92,465
Interest on Operating Lease Obligations	3,131	3,539	2,724	3,198	12,592
Long-Term Liabilities—Employee Related (a)	2,004	4,176	4,474	34,789	45,443
Other Long-Term Liabilities (b)	234,259	10,000	10,000	62,689	316,948
Total Contractual Obligations (c)	$720,442	$772,465	$1,505,777	$2,819,347	$5,818,031
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

Debt
At March 31, 2021, CNX had total long-term debt of $2,394 million, including the current portion of long-term debt of $22 million and excluding unamortized debt issuance costs. This long-term debt consisted of:
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
•An aggregate principal amount of $345 million of 2.25% Senior Notes due May 2026, unless earlier redeemed, repurchased, or converted, less $104 million of unamortized bond discount and issuance costs. Interest on the notes is payable May 1 and November 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner) or CSG Holdings III LLC.
•An aggregate principal amount of $237 million in outstanding borrowings under the CNXM Credit Facility. CNX is not a guarantor of CNXM's Credit Facility.
•An aggregate principal amount of $160 million in outstanding borrowings under the CNX Credit Facility. CNXM (or its subsidiaries or general partner) is not a guarantor of CNX's Credit Facility.
•An aggregate principal amount of $111 million in outstanding borrowings under the Cardinal States Facility, less $1 million of unamortized discount. Interest and a portion of the obligation are paid quarterly.
•An aggregate principal amount of $43 million in outstanding borrowings under the CSG Holdings Facility, less a nominal unamortized discount. Interest and a portion of the obligation are paid quarterly.

Total Equity and Dividends
CNX had total equity of $4,510 million at March 31, 2021 compared to $4,422 million at December 31, 2020. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
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
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX suspended its quarterly dividend in March 2016 to further reflect the Company's increased emphasis on growth at that time. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as the Board of Directors deems relevant. CNX's Credit Facility limits its ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's net leverage ratio exceeds 3.00 to 1.00 and is subject to availability under the Credit Facility of at least 15% of the aggregate commitments. The net leverage ratio was 2.56 to 1.00 at March 31, 2021. The Credit Facility does not permit dividend payments in the event of default. The indentures to the 7.25% Senior Notes due March 2027 and the 6.00% Senior Notes due January 2029 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the three months ended March 31, 2021.
Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at March 31,

2021. Management believes these items will expire without being funded. See Note 10 - Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

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
•terrorist activities could materially adversely affect our business and results of operations; and
•certain other factors addressed in this report and in our 2020 Form 10-K under “Risk Factors”.

Although forward-looking statements reflect our good faith beliefs at the time they are made, they involve known and unknown risks, uncertainties and other factors. For more information concerning factors that could cause actual results to differ materially from those conveyed in the forward-looking statements, including, among others, that our business plans may change as circumstances warrant, please refer to the “Risk Factors” and “Forward-Looking Statements” sections of our Annual Report 2020 Form 10-K and subsequent Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in operations, CNX is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding CNX's exposure to the risks of changing commodity prices, interest rates and foreign exchange rates.

CNX is exposed to market price risk in the normal course of selling natural gas and liquids. CNX uses fixed-price contracts, options and derivative commodity instruments (over-the-counter swaps) to minimize exposure to market price volatility in the sale of natural gas. Under our risk management policy, it is not our intent to engage in derivative activities for speculative purposes. Typically, CNX “sells” swaps under which it receives a fixed price from counterparties and pays a floating market price. In order to enhance production flexibility, during the first quarter of 2021, CNX purchased, rather than sold, financial swaps for the period April through October of 2021 under which CNX will pay a fixed price to and receive a floating price from its hedge counterparties.

CNX has established risk management policies and procedures to strengthen the internal control environment of the marketing of commodities produced from its asset base. All of the derivative instruments without other risk assessment procedures are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility and cover underlying exposures. The Company's market risk strategy incorporates fundamental risk management tools to assess market price risk and establish a framework in which management can maintain a portfolio of transactions within predefined risk parameters.

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

For a summary of accounting policies related to derivative instruments, see Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of CNX's 2020 Form 10-K.

At March 31, 2021 and December 31, 2020, our open gas derivative instruments were in a net asset position with a fair value of $149 million and $118 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at March 31, 2021 and December 31, 2020. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $382 million and $362 million at March 31, 2021 and December 31, 2020, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $385 million and $366 million at March 31, 2021 and December 31, 2020, respectively.
CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company uses derivative instruments to manage risk related to interest rates. These instruments change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. At March 31, 2021 and December 31, 2020, CNX had $1,977 million and $1,980 million, respectively, aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $26 million and $27 million, respectively. At March 31, 2021 and December 31, 2020, CNX had $397 million and $452 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to our Credit Facility, under which there were $160 million of borrowings at March 31, 2021 and $161 million at December 31, 2020, and CNXM's revolving credit facility, under which there were $237 million of borrowings at March 31, 2021 and $291 million at December 31, 2020. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of March 31, 2021 and December 31, 2020 by $4 million and $5 million, respectively, on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of April 7, 2021, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2021 Fixed Price Volumes*
Hedged Bcf	N/A	125.0	128.5	131.6	385.1
Weighted Average Hedge Price per Mcf	N/A	$2.44	$2.44	$2.50	$2.46
2022 Fixed Price Volumes
Hedged Bcf	104.2	101.1	102.2	102.2	402.4**
Weighted Average Hedge Price per Mcf	$2.41	$2.33	$2.33	$2.33	$2.34
2023 Fixed Price Volumes
Hedged Bcf	71.1	71.7	72.4	72.4	287.6
Weighted Average Hedge Price per Mcf	$2.22	$2.17	$2.17	$2.18	$2.19
2024 Fixed Price Volumes
Hedged Bcf	68.5	65.5	66.3	66.2	266.5
Weighted Average Hedge Price per Mcf	$2.28	$2.22	$2.22	$2.22	$2.24
2025 Fixed Price Volumes
Hedged Bcf	29.5	29.9	30.2	30.2	119.8
Weighted Average Hedge Price per Mcf	$2.08	$2.08	$2.08	$2.08	$2.08
2026 Fixed Price Volumes
Hedged Bcf	9.6	9.6	9.6	9.5	38.3
Weighted Average Hedge Price per Mcf	$2.03	$2.02	$2.02	$2.02	$2.02
*Excludes purchased swaps. The Company's purchased swaps are as follows:

	For the Three Months Ended
	June 30,	September 30,	December 31,
Purchased Basis Swaps	2021	2021	2021	Total Year
Hedged Bcf	$10.0	$10.1	$3.4	$23.5
Weighted Average Fixed Price per Mcf	$(0.78)	$(0.78)	$(0.78)	$(0.78)
**Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2021 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

From time to time, CNX and federal, state, and local regulatory agencies that oversee CNX’s activities enter into agreements regarding notices of noncompliance. CNX is currently not aware of any significant legal or governmental proceedings contemplated to be brought against us, under the various environmental protection statutes to which the Company is subject to, that would have a material effect on future financial results.

ITEM 1A.     RISK FACTORS
The financial conditions and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in “Item 1A. Risk Factors” in CNX's 2020 Form 10-K. The risks described could materially and adversely affect CNX's business, financial condition, cash flows, and results of operations. CNX may experience additional risks and uncertainties not currently known; or, as a result of developments occurring in the future, conditions that are currently deemed to be immaterial may also materially and adversely affect CNX's business, financial condition, cash flows, and results of operations. There have been no material changes to the Company’s risk factors since the 2020 Form 10-K was filed.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the three months ended March 31, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
January 1, 2021- January 31, 2021	986,270	$11.71	852,292	$245,319
February 1, 2021- February 28, 2021	822,508	$12.96	594,227	$237,578
March 1, 2021- March 31, 2021	18,387	$13.11	17,935	$237,343
Total	1,827,165		1,464,454

(1) Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(2) Shares repurchased as part of the Company's current $900 million share repurchase program authorized by the Board of Directors, which is not subject to an expiration date. See Note 15 - Stock Repurchase in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for more information.

See Part III. Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included in CNX Resources Corporation's 2020 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 9, 2021 for information relating to CNX's equity compensation plans.

ITEM 6.EXHIBITS

10.1	Change in Control Severance Agreement, dated as of February 4, 2021, as amended, by and between the Company and Alexander Reyes, filed herewith.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 29, 2021

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