Form 10-Q
period 2021-06-30
CNX Resources Corp
filed 2021-07-29
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of July 15, 2021
Common stock, $0.01 par value	217,921,030

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

PART I : FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
(Unaudited)	June 30,		June 30,
Revenue and Other Operating (Loss) Income:	2021	2020	2021	2020
Natural Gas, NGL and Oil Revenue	$369,449	$175,776	$750,674	$427,270
(Loss) Gain on Commodity Derivative Instruments	(538,859)	(63,303)	(505,445)	51,839
Purchased Gas Revenue	16,706	20,424	50,190	46,783
Other Revenue and Operating Income	25,494	15,944	50,445	39,308
Total Revenue and Other Operating (Loss) Income	(127,210)	148,841	345,864	565,200
Costs and Expenses:
Operating Expense
Lease Operating Expense	10,248	10,244	19,516	20,277
Production, Ad Valorem, and Other Fees	7,445	5,384	13,413	11,546
Transportation, Gathering and Compression	84,114	60,025	161,273	143,267
Depreciation, Depletion and Amortization	122,607	113,545	251,551	242,709
Exploration and Production Related Other Costs	2,929	3,310	5,006	7,197
Purchased Gas Costs	14,551	19,989	46,961	44,987
Impairment of Exploration and Production Properties	—	—	—	61,849
Impairment of Goodwill	—	—	—	473,045
Selling, General, and Administrative Costs	23,677	23,419	51,998	53,657
Other Operating Expense	15,140	26,596	30,798	47,277
Total Operating Expense	280,711	262,512	580,516	1,105,811
Other Expense
Other Expense	5,865	4,799	10,231	9,985
Gain on Asset Sales and Abandonments, net	(7,186)	(5,938)	(10,060)	(17,992)
Loss (Gain) on Debt Extinguishment	—	344	—	(10,919)
Interest Expense	39,576	46,256	75,948	95,252
Total Other Expense	38,255	45,461	76,119	76,326
Total Costs and Expenses	318,966	307,973	656,635	1,182,137
Loss Before Income Tax	(446,176)	(159,132)	(310,771)	(616,937)
Income Tax Benefit	(92,117)	(28,646)	(54,737)	(181,228)
Net Loss	(354,059)	(130,486)	(256,034)	(435,709)
Less: Net Income Attributable to Noncontrolling Interest	—	15,263	—	39,126
Net Loss Attributable to CNX Resources Shareholders	$(354,059)	$(145,749)	$(256,034)	$(474,835)

Loss per Share
Basic	$(1.61)	$(0.78)	$(1.16)	$(2.54)
Diluted	$(1.61)	$(0.78)	$(1.16)	$(2.54)

Dividends Declared	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
(Unaudited)	2021	2020	2021	2020
Net Loss	$(354,059)	$(130,486)	$(256,034)	$(435,709)
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $(48), $(39), $(96), $(79))	136	111	271	223

Comprehensive Loss	(353,923)	(130,375)	(255,763)	(435,486)

Less: Comprehensive Income Attributable to Noncontrolling Interest	—	15,263	—	39,126

Comprehensive Loss Attributable to CNX Resources Shareholders	$(353,923)	$(145,638)	$(255,763)	$(474,612)

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$39,365	$15,617
Restricted Cash	768	735
Accounts and Notes Receivable:
Trade, net	157,667	145,929
Other Receivables, net	10,727	4,238
Supplies Inventories	5,698	9,657
Recoverable Income Taxes	—	88
Derivative Instruments	107,625	84,657
Prepaid Expenses	12,126	12,411
Total Current Assets	333,976	273,332
Property, Plant and Equipment:
Property, Plant and Equipment	11,128,496	10,963,996
Less—Accumulated Depreciation, Depletion and Amortization	4,119,856	3,938,451
Total Property, Plant and Equipment—Net	7,008,640	7,025,545
Other Non-Current Assets:
Operating Lease Right-of-Use Assets	83,618	108,683
Derivative Instruments	204,459	188,237
Goodwill	323,314	323,314
Other Intangible Assets	86,819	90,095
Restricted Cash	4,751	5,247
Other	26,533	27,311
Total Other Non-Current Assets	729,494	742,887
TOTAL ASSETS	$8,072,110	$8,041,764

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	June 30, 2021	December 31, 2020
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$118,574	$118,185
Derivative Instruments	415,774	42,329
Current Portion of Finance Lease Obligations	406	6,876
Current Portion of Long-Term Debt	23,098	22,574
Current Portion of Operating Lease Obligations	47,198	52,575
Other Accrued Liabilities	204,145	198,773
Total Current Liabilities	809,195	441,312
Non-Current Liabilities:
Long-Term Debt	2,265,970	2,401,427
Finance Lease Obligations	854	1,057
Operating Lease Obligations	36,569	53,235
Derivative Instruments	285,865	127,290
Deferred Income Taxes	411,380	466,253
Asset Retirement Obligations	81,903	84,712
Other	43,443	44,041
Total Non-Current Liabilities	3,125,984	3,178,015
TOTAL LIABILITIES	3,935,179	3,619,327
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 218,664,158 Issued and Outstanding at June 30, 2021; 220,440,993 Issued and Outstanding at December 31, 2020	2,191	2,208
Capital in Excess of Par Value	2,950,083	2,959,357
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	1,199,570	1,476,056
Accumulated Other Comprehensive Loss	(14,913)	(15,184)
TOTAL STOCKHOLDERS' EQUITY	4,136,931	4,422,437
TOTAL LIABILITIES AND EQUITY	$8,072,110	$8,041,764

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands) (Unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total CNX Resources Stockholders’ Equity	Non- Controlling Interest	Total Equity
March 31, 2021	$2,207	$2,959,934	$1,563,318	$(15,049)	$4,510,410	$—	$4,510,410
Net Loss	—	—	(354,059)	—	(354,059)	—	(354,059)
Issuance of Common Stock	—	2	—	—	2	—	2
Purchase and Retirement of Common Stock	(17)	(13,030)	(9,644)	—	(22,691)	—	(22,691)
Shares Withheld for Taxes	—	—	(45)	—	(45)	—	(45)
Amortization of Stock-Based Compensation Awards	1	3,177	—	—	3,178	—	3,178
Other Comprehensive Income	—	—	—	136	136	—	136
June 30, 2021	$2,191	$2,950,083	$1,199,570	$(14,913)	$4,136,931	$—	$4,136,931
(Dollars in thousands) (Unaudited)
March 31, 2020	$1,874	$2,205,941	$1,641,009	$(12,493)	$3,836,331	$808,379	$4,644,710
Net (Loss) Income	—	—	(145,749)	—	(145,749)	15,263	(130,486)
Issuance of Common Stock	4	1,646	—	—	1,650	—	1,650
Shares Withheld for Taxes	—	—	(63)	—	(63)	—	(63)
Amortization of Stock-Based Compensation Awards	—	2,186	—	—	2,186	380	2,566
Equity Component of Convertible Senior Notes, net of Issuance Costs	—	78,307	—	—	78,307	—	78,307
Purchase of Capped Call	—	(26,351)	—	—	(26,351)	—	(26,351)
Other Comprehensive Income	—	—	—	111	111	—	111
Distributions to CNXM Noncontrolling Interest Holders	—	—	—	—	—	(3,490)	(3,490)
June 30, 2020	$1,878	$2,261,729	$1,495,197	$(12,382)	$3,746,422	$820,532	$4,566,954

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total CNX Resources Stockholders’ Equity	Non- Controlling Interest	Total Equity
December 31, 2020	$2,208	$2,959,357	$1,476,056	$(15,184)	$4,422,437	$—	$4,422,437
(Unaudited)
Net Loss	—	—	(256,034)	—	(256,034)	—	(256,034)
Issuance of Common Stock	7	4,794	—	—	4,801	—	4,801
Purchase and Retirement of Common Stock	(31)	(24,731)	(15,916)	—	(40,678)	—	(40,678)
Shares Withheld for Taxes	—	—	(4,536)	—	(4,536)	—	(4,536)
Amortization of Stock-Based Compensation Awards	7	10,696	—	—	10,703	—	10,703
Equity Component of Convertible Senior Notes, net of Issuance Costs	—	(33)	—	—	(33)	—	(33)
Other Comprehensive Income	—	—	—	271	271	—	271
June 30, 2021	$2,191	$2,950,083	$1,199,570	$(14,913)	$4,136,931	$—	$4,136,931
(Dollars in thousands)
December 31, 2019	$1,870	$2,199,605	$1,971,676	$(12,605)	$4,160,546	$801,763	$4,962,309
(Unaudited)
Net (Loss) Income	—	—	(474,835)	—	(474,835)	39,126	(435,709)
Issuance of Common Stock	8	1,646	—	—	1,654	—	1,654
Shares Withheld for Taxes	—	—	(1,644)	—	(1,644)	(309)	(1,953)
Amortization of Stock-Based Compensation Awards	—	8,522	—	—	8,522	884	9,406
Equity Component of Convertible Senior Notes, net of Issuance Costs	—	78,307	—	—	78,307	—	78,307
Purchase of Capped Call	—	(26,351)	—	—	(26,351)	—	(26,351)
Other Comprehensive Income	—	—	—	223	223	—	223
Distributions to CNXM Noncontrolling Interest Holders	—	—	—	—	—	(20,932)	(20,932)
June 30, 2020	$1,878	$2,261,729	$1,495,197	$(12,382)	$3,746,422	$820,532	$4,566,954

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended
Dollars in Thousands	June 30,
Cash Flows from Operating Activities:	2021	2020
Net Loss	$(256,034)	$(435,709)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	251,551	242,709
Amortization of Deferred Financing Costs	12,156	8,795
Impairment of Exploration and Production Properties	—	61,849
Impairment of Goodwill	—	473,045
Stock-Based Compensation	10,703	9,406
Gain on Asset Sales and Abandonments, net	(10,060)	(17,992)
Gain on Debt Extinguishment	—	(10,919)
Loss (Gain) on Commodity Derivative Instruments	505,445	(51,839)
(Gain) Loss on Other Derivative Instruments	(4,659)	14,237
Net Cash (Paid) Received in Settlement of Commodity Derivative Instruments	(7,954)	293,417
Deferred Income Taxes	(54,970)	(125,429)
Other	(704)	1,552
Changes in Operating Assets:
Accounts and Notes Receivable	(18,191)	68,270
Recoverable Income Taxes	88	(52,015)
Supplies Inventories	1,936	(3,333)
Prepaid Expenses	586	6,542
Changes in Other Assets	(1,084)	396
Changes in Operating Liabilities:
Accounts Payable	14,701	(15,488)
Accrued Interest	14,762	(5,558)
Other Operating Liabilities	720	(49,620)
Changes in Other Liabilities	(117)	(1,131)
Net Cash Provided by Operating Activities	458,875	411,185
Cash Flows from Investing Activities:
Capital Expenditures	(252,387)	(286,901)
Proceeds from Asset Sales	11,969	26,126
Net Cash Used in Investing Activities	(240,418)	(260,775)
Cash Flows from Financing Activities:
Payments on Miscellaneous Borrowings	(2,526)	(3,569)
Payments on Long-Term Notes	—	(468,865)
Net (Payments on) Proceeds from CNXM Revolving Credit Facility	(131,000)	7,250
Net Payments on CNX Revolving Credit Facility	(800)	(111,000)
Net (Payments on) Proceeds from CSG Non-Revolving Credit Facilities	(13,113)	169,583
Proceeds from Issuance of Convertible Senior Notes	—	334,650
Purchase of Capped Call Related to Convertible Senior Notes	—	(35,673)
Distributions to CNXM Noncontrolling Interest Holders	—	(20,932)
Proceeds from Issuance of Common Stock	4,801	1,654
Shares Withheld for Taxes	(4,536)	(1,953)
Purchases of Common Stock	(46,678)	—
Debt Issuance and Financing Fees	(1,320)	(11,917)
Net Cash Used in Financing Activities	(195,172)	(140,772)
Net Increase in Cash, Cash Equivalents and Restricted Cash	23,285	9,638
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	21,599	16,283
Cash, Cash Equivalents, and Restricted Cash at End of Period	$44,884	$25,921

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for future periods.

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

On September 28, 2020, the Merger (as defined in Note 13 – Acquisitions and Dispositions) of CNX Midstream Partners LP (CNXM) was completed. Prior to the Merger, public unitholders held a 46.9% equity interest in CNXM and CNX owned the remaining 53.1% equity interest. The earnings of CNXM that were attributed to its common units held by the public prior to the Merger are reflected in net income attributable to noncontrolling interest in the Consolidated Statements of Income. There were no changes in our ownership interest in CNXM during the three and six months ended June 30, 2021 and 2020.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statement of cash flows:

	June 30,
	2021	2020
Cash and Cash Equivalents	$39,365	$19,607
Restricted Cash, Current Portion	768	738
Restricted Cash, Less Current Portion	4,751	5,576
Total Cash, Cash Equivalents, and Restricted Cash	$44,884	$25,921

Restricted Cash

Restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of the Cardinal States Gathering LLC and CSG Holdings II LLC Credit Agreement, each dated March 13, 2020 (See Note 9 - Long-Term Debt for more information).

Receivables

As of June 30, 2021 and December 31, 2020, Accounts Receivable - Trade were $157,667 and $145,929, respectively, and Other Receivables were $10,727 and $4,238, respectively.

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

The following represents the roll forward of the allowance for credit losses for the six months ended:

	June 30,
	2021	2020
Allowance for Credit Losses - Trade, Beginning of Year	$84	$—
Provision for Expected Credit Losses	—	78
Allowance for Credit Losses - Trade, End of Period	$84	$78

Allowance for Credit Losses - Other Receivables, Beginning of Year	$3,248	$2,463
Provision for Expected Credit Losses	(55)	2,736
Write-off of Uncollectible Accounts	(15)	(69)
Allowance for Credit Losses - Other Receivables, End of Period	$3,178	$5,130

NOTE 2—EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income attributable to CNX shareholders by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include, if dilutive, additional shares from stock options, restricted stock units, performance share units and shares issuable upon conversion of CNX's outstanding Convertible Notes (See Note 9 - Long-Term Debt). The number of additional shares is calculated by assuming that outstanding stock options were exercised, that outstanding restricted stock units and performance share units were released, that the shares that are issuable from the Convertible Notes are converted (subject to the considerations discussed further in the paragraph below), and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. In periods when CNX recognizes a net loss, the impact of outstanding stock awards and the potential share settlement impact related to CNX's Convertible Notes are excluded from the diluted loss per share calculation as their inclusion would have an antidilutive effect.

Pursuant to the Merger (See Note 13 - Acquisitions and Dispositions for more information), all outstanding phantom units previously granted under the CNXM long-term incentive plan were converted into the right to receive 0.88 shares of common stock of CNX. As such, all outstanding phantom units were converted, effective as of the closing of the Merger, into CNX restricted stock units. Each CNX restricted stock unit is subject to the same vesting, forfeiture and other terms and conditions applicable to the converted CNXM phantom units. Under Accounting Standards Codification Topic 718, Compensation - Stock Compensation, it was determined that there was no additional compensation cost to record as the conversion of awards did not result in incremental fair value. CNXM's dilutive units did not have a material impact on the Company's earnings per share calculations for the three or six months ended June 30, 2020.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be antidilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Anti-Dilutive Options	3,029,168	4,256,409	3,029,168	4,256,409
Anti-Dilutive Restricted Stock Units	2,484,443	2,009,678	2,484,443	2,009,678
Anti-Dilutive Performance Share Units	1,011,443	651,131	1,011,443	651,131
	6,525,054	6,917,218	6,525,054	6,917,218

The Company expects to settle the principal amount of the Convertible Notes in cash. As a result, only the amount by which the conversion value exceeds the aggregated principal amount of the Convertible Notes is included in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted earnings per share when the average market price of the Company's common stock for a given period exceeds the initial conversion price of $12.84 per share for the Convertible Notes. In connection with the Convertible Notes' issuance, the Company entered into privately negotiated capped call transactions with certain counterparties (the "Capped Calls" and "Capped Call Transactions"), which were not included in calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Options	205	239,839	656,573	239,839
Restricted Stock Units	34,056	163,157	735,813	504,040
Performance Share Units	—	—	291,653	274,716
	34,261	402,996	1,684,039	1,018,595

The computations for basic and diluted loss per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net Loss	$(354,059)	$(130,486)	$(256,034)	$(435,709)
Less: Net Income Attributable to Noncontrolling Interest	—	15,263	—	39,126
Net Loss Attributable to CNX Resources Shareholders	$(354,059)	$(145,749)	$(256,034)	$(474,835)

Weighted-Average Shares of Common Stock Outstanding	219,897,242	187,316,463	219,910,365	187,117,412
Effect of Diluted Shares*	—	—	—	—
Weighted-Average Diluted Shares of Common Stock Outstanding	219,897,242	187,316,463	219,910,365	187,117,412

Loss per Share:
Basic	$(1.61)	$(0.78)	$(1.16)	$(2.54)
Diluted	$(1.61)	$(0.78)	$(1.16)	$(2.54)
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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue from Contracts with Customers:
Natural Gas Revenue	$320,982	$168,510	$668,358	$398,108
NGL Revenue	41,521	6,226	73,384	25,638
Oil/Condensate Revenue	6,946	1,040	8,932	3,524
Total Natural Gas, NGL and Oil Revenue	369,449	175,776	750,674	427,270

Purchased Gas Revenue	16,706	20,424	50,190	46,783

Other Sources of Revenue and Other Operating (Loss) Income:
(Loss) Gain on Commodity Derivative Instruments	(538,859)	(63,303)	(505,445)	51,839
Other Revenue and Operating Income	25,494	15,944	50,445	39,308
Total Revenue and Other Operating (Loss) Income	$(127,210)	$148,841	$345,864	$565,200

The disaggregated revenue information corresponds with the Company’s segment reporting found in Note 14 - Segment Information.

Contract Balances

CNX invoices its customers once a performance obligation has been satisfied, at which point payment is unconditional. Accordingly, CNX's contracts with customers do not give rise to contract assets or liabilities under ASC 606. The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer. The opening balance as of January 1, 2021 and the closing balance as of June 30, 2021 of the Company’s receivables related to contracts with customers were $145,929 and $157,667, respectively.

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

For revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $75,892 as of June 30, 2021. The Company expects to recognize net revenue of $20,918 in the next 12 months and $17,438 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGL and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For the three and six months ended June 30, 2021 and 2020, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—INCOME TAXES:

The effective tax rates for the three and six months ended June 30, 2021 were 20.6% and 17.6%, respectively. The effective tax rates for the three and six months ended June 30, 2020 were 18.0% and 29.4%, respectively. The effective tax rate for the three and six months ended June 30, 2021 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of equity compensation and state taxes. The effective tax rate for the three and six months ended June 30, 2020 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of noncontrolling interest (See Note 13 - Acquisitions and Dispositions for more information), equity compensation, and state taxes.

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

The total amount of uncertain tax positions at June 30, 2021 and December 31, 2020 was $31,891. If these uncertain tax positions were recognized, approximately $31,891 would affect CNX's effective tax rate at June 30, 2021 and December 31, 2020. There was no change to the unrecognized tax benefits during the three and six months ended June 30, 2021.

CNX recognizes accrued interest and penalties related to uncertain tax positions in interest expense and income tax expense, respectively. As of June 30, 2021 and December 31, 2020, CNX had no accrued liabilities for interest and penalties related to uncertain tax positions.
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

West Virginia enacted legislation in April 2021 that, among other things, instituted a single sales factor apportionment formula effective July 1, 2022. The Company revised the deferred tax state apportionment rates for several states to reflect the recent legislative change resulting in a net increase of $11,455 in deferred tax expense in the Consolidated Statements of Income. The net increase in deferred tax expense is comprised of an increase of $16,507 in deferred taxes relating to state apportionment rate changes and a $5,052 decrease in the valuation allowance against various state net operating losses.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT:

	June 30, 2021	December 31, 2020
Intangible Drilling Cost	$5,127,989	$4,965,252
Gas Gathering Equipment	2,459,197	2,510,917
Proved Gas Properties	1,271,774	1,253,094
Gas Wells and Related Equipment	1,164,025	1,120,061
Unproved Gas Properties	718,042	725,705
Surface Land and Other Equipment	197,956	199,322
Other	189,513	189,645
Total Property, Plant and Equipment	11,128,496	10,963,996
Less: Accumulated Depreciation, Depletion and Amortization	4,119,856	3,938,451
Total Property, Plant and Equipment - Net	$7,008,640	$7,025,545

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

Changes in the carrying amount of goodwill consist of the following activity:

	For the Six Months Ended June 30,
	2021	2020
Carrying Amount, Beginning of Period	$323,314	$796,359
Impairment	—	473,045
Carrying Amount, End of Period	$323,314	$323,314

Other Intangible Assets

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	June 30, 2021	December 31, 2020
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	22,933	19,657
Total Other Intangible Assets, net	$86,819	$90,095

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets was $1,638 for the three months ended June 30, 2021 and 2020, and $3,276 for the six months ended June 30, 2021 and 2020. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 7—REVOLVING CREDIT FACILITIES:
CNX
CNX's senior secured revolving credit facility (the "CNX Credit Facility") matures in April 2024. Borrowings under the CNX Credit Facility are subject to borrowing base limitations based on the collateral value of CNX’s assets and are subject to regular semi-annual redeterminations. In November 2020, as part of the issuance of the $500,000 6.00% Senior Notes due January 2029 (See Note 9 - Long-Term Debt), both the lenders' commitments and borrowing base under the Credit Facility decreased to $1,775,000 from $1,900,000. In April 2021, as part of the semi-annual borrowing base redetermination, the lenders reaffirmed CNX's $1,775,000 borrowing base.

Under the terms of the CNX Credit Facility, borrowings will bear interest at CNX's option at either:
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

The CNX Credit Facility also requires that CNX maintain a maximum net leverage ratio of no greater than 4.00 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability under the CNX Credit Facility, to current liabilities, excluding borrowings under the CNX Credit Facility, measured quarterly. The calculation of all of the ratios exclude CNXM. CNX was in compliance with all financial covenants as of June 30, 2021.

At June 30, 2021, the CNX Credit Facility had $160,000 of borrowings outstanding and $188,567 of letters of credit outstanding, leaving $1,426,433 of unused capacity. At December 31, 2020, the CNX Credit Facility had $160,800 of borrowings outstanding and $185,272 of letters of credit outstanding, leaving $1,428,928 of unused capacity.

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
Under the terms of the CNXM Credit Facility, borrowings will bear interest at CNXM's option at either:
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

The CNXM Credit Facility requires CNXM to comply with a number of affirmative and negative covenants. In addition, CNXM is obligated to maintain at the end of each fiscal quarter (w) for so long as at least $150,000 of the CNXM 6.50% Senior Notes due March 2026 (CNXM Senior Notes) are outstanding, a maximum total leverage ratio of no greater than 5.25 to 1.00 (which increases to no greater than 5.50 to 1.00 during qualifying acquisition periods); (x) if less than $150,000 of the CNXM Senior Notes are outstanding, a maximum total leverage ratio of no greater than 4.75 to 1.00 (which increases to no greater than 5.25 to 1.00 during qualifying acquisition periods); (y) a maximum secured leverage ratio of no greater than 3.50 to 1.00 and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00. CNXM was in compliance with all financial covenants as of June 30, 2021.

The CNXM Credit Facility also contains customary events of default, including, but not limited to, a cross-default to certain other debt, breaches of representations and warranties, change of control events and breaches of covenants. The obligations under the CNXM Credit Facility are secured by substantially all of the assets of CNXM and its wholly-owned subsidiaries. CNX is not a guarantor under the CNXM Credit Facility.

At June 30, 2021, the CNXM Credit Facility had $160,000 of borrowings outstanding and $30 of letters of credit outstanding, leaving $439,970 of unused capacity. At December 31, 2020, the CNXM Credit Facility had $291,000 of borrowings outstanding and $30 of letters of credit outstanding, leaving $308,970 of unused capacity.

NOTE 8—OTHER ACCRUED LIABILITIES:

	June 30, 2021	December 31, 2020
Royalties	$85,968	$72,401
Accrued Interest	41,310	26,549
Transportation Charges	17,648	15,969
Accrued Other Taxes	13,430	10,580
Deferred Revenue	10,980	10,986
Accrued Payroll & Benefits	7,070	5,009
Short-Term Incentive Compensation	5,323	20,340
Litigation Contingency	2,410	2,025
Purchased Gas Payable	428	1,528
Other	9,306	23,144
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	8,455	8,455
Salary Retirement	1,817	1,787
Total Other Accrued Liabilities	$204,145	$198,773

NOTE 9—LONG-TERM DEBT:

	June 30, 2021	December 31, 2020
Senior Notes due March 2027 at 7.25% (Principal of $700,000 plus Unamortized Premium of $6,147 and $6,686, respectively)	$706,147	$706,686
Senior Notes due January 2029 at 6.00%, Issued at Par Value	500,000	500,000
CNX Midstream Partners LP Senior Notes due March 2026 at 6.50% (Principal of $400,000 less Unamortized Discount of $3,500 and $3,875, respectively)*	396,500	396,125
Convertible Senior Notes due May 2026 at 2.25% (Principal of $345,000 less Unamortized Discount and Issuance Costs of $99,695 and $107,735, respectively)	245,305	237,265
CNX Midstream Partners LP Revolving Credit Facility*	160,000	291,000
CNX Revolving Credit Facility	160,000	160,800
Cardinal States Gathering Company Credit Facility maturing in March 2028 (Principal of $107,705 and $114,985, respectively, less Unamortized Discount of $1,048 and $1,126, respectively)	106,657	113,859
CSG Holdings II LLC Credit Facility maturing in March 2027 (Principal of $39,726 and $45,559, respectively, less Unamortized Discount of $408 and $441, respectively)	39,318	45,118
Less: Unamortized Debt Issuance Costs	24,859	26,852
	2,289,068	2,424,001
Less: Amounts Due in One Year	23,098	22,574
Long-Term Debt	$2,265,970	$2,401,427
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

The initial conversion rate is 77.8816 shares of CNX's common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $12.84 per share, subject to adjustment upon the occurrence of specified events. Based on the closing stock price of CNX common stock of $13.66 on June 30, 2021, the if-converted value of the Convertible Notes exceeded the principal amount by $95,439.

The Convertible Notes will mature on May 1, 2026, unless earlier repurchased, redeemed or converted. Before February 1, 2026, note holders will have the right to convert their Convertible Notes only upon the occurrence of the following events:

•during any calendar quarter (and only during such calendar quarter) commencing after June 30, 2020, if the Last Reported Sale Price per share of Common Stock exceeds one hundred and thirty percent (130%) of the Conversion Price for each of at least twenty (20) Trading Days (whether or not consecutive) during the thirty (30) consecutive Trading Days ending on, and including, the last Trading Day of the immediately preceding calendar quarter.
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

If certain corporate events that constitute a “Fundamental Change” (as defined in the indenture governing the Convertible Notes) occur, then noteholders may require the Company to repurchase their Converitble Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock. During the three and six months ended June 30, 2021, the conditions allowing holders of the Convertible Notes to exercise their conversion right were not met and as of June 30, 2021, the Convertible Notes were not convertible. The Convertible Notes are therefore classified as long-term debt at June 30, 2021.

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

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

	June 30, 2021	December 31, 2020
Liability Component:
Principal	$345,000	$345,000
Unamortized Discount	(93,836)	(101,367)
Unamortized Issuance Costs	(5,859)	(6,368)
Net Carrying Amount	$245,305	$237,265

Equity Component, net of Purchase Discounts and Issuance Costs	$78,284	$78,317

Interest expense related to the Convertible Notes is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Contractual Interest Expense	$1,941	$1,294	$3,881	$1,294
Amortization of Debt Discount	3,809	2,325	7,531	2,325
Amortization of Issuance Costs	256	161	509	161
Total Interest Expense	$6,006	$3,780	$11,921	$3,780

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

During the three and six months ended June 30, 2020, CNX purchased and retired $409,625 and $480,959, respectively, of its outstanding 5.875% Senior Notes due April 2022. As part of these transactions, a loss of $344 and a gain of $10,919 were included in Loss (Gain) on Debt Extinguishment in the Consolidated Statements of Income during the three and six months ended June 30, 2020, respectively.

During the six months ended June 30, 2020, CNX's wholly-owned subsidiary Cardinal States Gathering Company LLC (Cardinal States) entered into a $125,000 non-revolving credit facility agreement (the "Cardinal States Facility"). The Cardinal States Facility matures in 2028, has an interest rate of 3-month LIBOR + 450 basis points and includes an excess cash flow sweep in an amount required to achieve a quarterly targeted debt balance. The facility is secured by substantially all of the Cardinal States assets, requires a minimum level of hedging of the variable interest rate exposure and is non-recourse to CNX.

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

Further, under the Separation and Distribution Agreement that was entered into at the time we spun-out our coal business in 2017, CONSOL agreed to indemnify CNX for all coal-related liabilities, including this lawsuit. With respect to this matter, although a loss is possible, it is not probable, and accordingly no accrual has been recognized.

On July 22, 2021, CNX received a letter from the UMWA 1974 Pension Plan requesting information related to the facts and circumstances surrounding the 2013 sale of certain of its coal subsidiaries to Murray Energy. The letter indicates that litigation related to potential withdrawal liabilities from the plan created by the 2019 bankruptcy of Murray Energy is reasonably foreseeable. At this time, no liability has been assessed. Under the Separation and Distribution Agreement that was entered into at the time we spun-out our coal business in 2017, CONSOL agreed to indemnify CNX for all coal-related liabilities including any potential withdrawal liabilities.

At June 30, 2021, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third-parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on CNX's financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$181,576	$181,576	$—	$—	$—
Other	7,021	7,021	—	—	—
Total Letters of Credit	188,597	188,597	—	—	—
Surety Bonds:
Employee-Related	2,600	2,600	—	—	—
Environmental	12,017	11,959	58	—	—
Financial Guarantees	81,670	81,670	—	—	—
Other	9,183	7,686	1,497	—	—
Total Surety Bonds	105,470	103,915	1,555	—	—
Total Commitments	$294,067	$292,512	$1,555	$—	$—

Excluded from the above table are commitments and guarantees entered into in conjunction with the spin-off of the Company's coal business in November 2017. Although CONSOL has agreed to indemnify CNX to the extent that CNX would be called upon to pay any of these liabilities, there is no assurance that CONSOL will satisfy its obligations to indemnify CNX in the event that CNX is so called upon (See “Item 1A. Risk Factors” in CNX's 2020 Form 10-K) and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 for additional information).

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of June 30, 2021, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$266,355
1 - 3 years	439,639
3 - 5 years	403,228
More than 5 years	1,037,719
Total Purchase Obligations	$2,146,941

NOTE 11—DERIVATIVE INSTRUMENTS:

CNX enters into interest rate swap agreements to manage its exposure to interest rate volatility. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. The change in fair value of the interest rate swap agreements is accounted for on a mark-to-market basis with the changes in fair value recorded in current period earnings.

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

The total notional amounts of CNX's derivative instruments were as follows:

	June 30,		December 31,	Forecasted to
	2021		2020	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,623.0		1,256.9	2027
Natural Gas Basis Swaps (Bcf)	1,288.7	*	1,294.1	2027
Interest Rate Swaps	$558,899		$569,972	2028
*Net of purchased natural gas basis swaps of 13.5 Bcf.

The gross fair value of CNX's derivative instruments was as follows:

	June 30,	December 31,
	2021	2020
Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$576	$53,668
Basis Only Swaps	106,921	30,848
Interest Rate Swaps	128	141
Total Current Assets	$107,625	$84,657

Other Non-Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$30,055	$134,661
Basis Only Swaps	173,957	52,903
Interest Rate Swaps	447	673
Total Other Non-Current Assets	$204,459	$188,237

Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$393,982	$23,506
Basis Only Swaps	18,103	14,491
Interest Rate Swaps	3,689	4,332
Total Current Liabilities	$415,774	$42,329

Non-Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$258,360	$59,388
Basis Only Swaps	21,007	57,150
Interest Rate Swaps	6,498	10,752
Total Non-Current Liabilities	$285,865	$127,290

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash (Paid) Received in Settlement of Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	$(16,492)	$153,149	$(9,942)	$310,728
Basis Swaps	6,133	(10,893)	1,988	(17,311)
Total Cash (Paid) Received in Settlement of Commodity Derivative Instruments	(10,359)	142,256	(7,954)	293,417

Unrealized (Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	(629,688)	(182,119)	(727,147)	(181,573)
Basis Swaps	101,188	(23,440)	229,656	(60,005)
Total Unrealized Loss on Commodity Derivative Instruments	(528,500)	(205,559)	(497,491)	(241,578)

(Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	(646,180)	(28,970)	(737,089)	129,155
Basis Swaps	107,321	(34,333)	231,644	(77,316)
Total (Loss) Gain on Commodity Derivative Instruments	$(538,859)	$(63,303)	$(505,445)	$51,839

The effect of interest rate swaps on Interest Expense in the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash Paid in Settlement of Interest Rate Swaps	$(1,240)	$(536)	$(2,467)	$(592)
Unrealized Gain (Loss) on Interest Rate Swaps	465	(3,598)	4,659	(14,237)
(Loss) Gain on Interest Rate Swaps	$(775)	$(4,134)	$2,192	$(14,829)

Cash Received in Settlement of Commodity Derivative Instruments for the three and six months ended June 30, 2020 included $29,015 related to the monetization and termination of approximately 39 million MMBtus of NYMEX natural gas hedges and a similar quantity of financial basis hedges that were to settle at various times from May through November of 2020. Net proceeds received from the monetization are classified as operating cash flows in the Consolidated Statements of Cash Flows.

Cash Received in Settlement of Commodity Derivative Instruments for the six months ended June 30, 2020, in addition to the amount discussed above, also included $54,982 related to the monetization of certain NYMEX commodity swaps. The monetization resulted from reducing the contract swap prices of certain 2022, 2023 and 2024 NYMEX natural gas swap contracts. The notional quantities of the contracts were not changed by this monetization. Net proceeds received from the monetizations are classified as operating cash flows in the Consolidated Statements of Cash Flows.

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
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at June 30, 2021			Fair Value Measurements at December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Gas Derivatives	$—	$(379,943)	$—	$—	$117,545	$—
Interest Rate Swaps	$—	$(9,612)	$—	$—	$(14,270)	$—

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$39,365	$39,365	$15,617	$15,617
Long-Term Debt (Excluding Debt Issuance Costs)	$2,313,927	$2,594,481	$2,450,853	$2,638,251
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

Prior to the effective time of the Merger on September 28, 2020, public unitholders held a 46.9% equity interest in CNXM and CNX owned the remaining 53.1% equity interest. The earnings of CNXM that were attributed to its common units held by the public prior to the Merger are reflected in Net Income Attributable to Noncontrolling Interest in the Consolidated Statements of Income. There were no changes in CNX's ownership interest in CNXM during the three or six months ended June 30, 2021 or 2020.

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

Industry segment results for the three months ended June 30, 2021 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGL and Oil Revenue	$332,659	$36,505	$285	$369,449	(A)
Purchased Gas Revenue	—	—	16,706	16,706
Loss on Commodity Derivative Instruments	(9,394)	(962)	(528,503)	(538,859)
Other Revenue and Operating Income	18,679	—	6,815	25,494	(B)
Total Revenue and Other Operating Income (Loss)	$341,944	$35,543	$(504,697)	$(127,210)
Total Operating Expense	$191,996	$28,204	$60,511	$280,711
Earnings (Loss) Before Income Tax	$149,948	$7,339	$(603,463)	$(446,176)
Segment Assets	$6,095,486	$1,069,470	$907,154	$8,072,110	(C)
Depreciation, Depletion and Amortization	$104,380	$14,264	$3,963	$122,607
Capital Expenditures	$127,230	$1,502	$226	$128,958

(A)    Included in Total Natural Gas, NGL and Oil Revenue are sales of $60,162 to Citadel Energy Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(B)    Includes midstream revenue of $18,679 and equity in earnings of unconsolidated affiliates of $1,553 for Shale and Other, respectively.
(C)    Includes investments in unconsolidated equity affiliates of $16,726.

Industry segment results for the three months ended June 30, 2020 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGL and Oil Revenue	$152,627	$22,929	$220	$175,776	(D)
Purchased Gas Revenue	—	—	20,424	20,424
Gain (Loss) on Commodity Derivative Instruments	100,262	13,005	(176,570)	(63,303)	(E)
Other Revenue and Operating Income	12,191	—	3,753	15,944	(F)
Total Revenue and Other Operating Income (Loss)	$265,080	$35,934	$(152,173)	$148,841
Total Operating Expense	$154,306	$29,324	$78,882	$262,512
Earnings (Loss) Before Income Tax	$110,774	$6,610	$(276,516)	$(159,132)
Segment Assets	$6,096,101	$1,132,217	$1,091,366	$8,319,684	(G)
Depreciation, Depletion and Amortization	$93,984	$15,701	$3,860	$113,545
Capital Expenditures	$131,974	$2,034	$844	$134,852

(D)    Included in Total Natural Gas, NGL and Oil Revenue are sales of $33,711 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(E) Included in Other is a realized gain on commodity derivative instruments of $29,015 related to the monetization of hedges (see Note 11 - Derivative Instruments for more information).
(F)    Includes midstream revenue of $12,191 and equity in losses of unconsolidated affiliates of $1,259 for Shale and Other, respectively.
(G)    Includes investments in unconsolidated equity affiliates of $15,159.

Industry segment results for the six months ended June 30, 2021 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGL and Oil Revenue	$674,828	$75,409	$437	$750,674	(A)
Purchased Gas Revenue	—	—	50,190	50,190
Loss on Commodity Derivative Instruments	(7,212)	(740)	(497,493)	(505,445)
Other Revenue and Operating Income	37,745	—	12,700	50,445	(B)
Total Revenue and Other Operating Income (Loss)	$705,361	$74,669	$(434,166)	$345,864
Total Operating Expense	$380,707	$56,759	$143,050	$580,516
Earnings (Loss) Before Income Tax	$324,654	$17,910	$(653,335)	$(310,771)
Segment Assets	$6,095,486	$1,069,470	$907,154	$8,072,110	(C)
Depreciation, Depletion and Amortization	$213,886	$29,747	$7,918	$251,551
Capital Expenditures	$248,348	$3,644	$395	$252,387

(A)    Included in Total Natural Gas, NGL and Oil Revenue are sales of $100,465 to Citadel Energy Marketing LLC and $80,189 to Direct Energy Business Marketing LLC, each of which comprises over 10% of revenue from contracts with external customers for the period.
(B)    Includes midstream revenue of $37,745 and equity in earnings of unconsolidated affiliates of $2,504 for Shale and Other, respectively.
(C)    Includes investments in unconsolidated equity affiliates of $16,726.

Industry segment results for the six months ended June 30, 2020 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGL and Oil Revenue	$373,121	$53,652	$497	$427,270	(D)
Purchased Gas Revenue	—	—	46,783	46,783
Gain (Loss) on Commodity Derivative Instruments	186,714	22,692	(157,567)	51,839	(E)
Other Revenue and Operating Income	30,597	—	8,711	39,308	(F)
Total Revenue and Other Operating Income (Loss)	$590,432	$76,344	$(101,576)	$565,200
Total Operating Expense	$346,254	$63,484	$696,073	$1,105,811
Earnings (Loss) Before Income Tax	$244,178	$12,860	$(873,975)	$(616,937)
Segment Assets	$6,096,101	$1,132,217	$1,091,366	$8,319,684	(G)
Depreciation, Depletion and Amortization	$201,030	$34,139	$7,540	$242,709
Capital Expenditures	$279,814	$4,486	$2,601	$286,901

(D)    Included in Total Natural Gas, NGL and Oil Revenue are sales of $79,367 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(E) Included in Other is a realized gain on commodity derivative instruments of $83,997 related to the monetization of hedges (see Note 11 - Derivative Instruments for more information).
(F)    Includes midstream revenue of $30,597 and equity in losses of unconsolidated affiliates of $1,421 for Shale and Other, respectively.
(G)    Includes investments in unconsolidated equity affiliates of $15,159.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating (Loss) Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Total Segment Revenue from Contracts with External Customers	$404,834	$208,391	$838,609	$504,650
(Loss) Gain on Commodity Derivative Instruments	(538,859)	(63,303)	(505,445)	51,839
Other Operating Income	6,815	3,753	12,700	8,711
Total Consolidated Revenue and Other Operating (Loss) Income	$(127,210)	$148,841	$345,864	$565,200

NOTE 15—STOCK REPURCHASE:
On January 26, 2021, the Company’s Board of Directors approved an increase in the aggregate amount of the previous $750,000 stock repurchase program plan to $900,000. As of June 30, 2021, the amount available under the stock repurchase program is $214,686, and is not subject to an expiration date. The repurchases may be affected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans. During the six months ended June 30, 2021, 3,095,241 shares were repurchased and retired at an average price of $13.12 per share for a total cost of $40,678. There were no shares repurchased and retired during the six months ended June 30, 2020.

NOTE 16—RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2021, the FASB issued Accounting Standards Update (ASU) 2021-04 - Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU provides guidance on how an issuer would measure and recognize the effect of these transactions. Specifically, it provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted. The Company is still evaluating the effect of adopting this guidance.

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

While CNX did not incur significant disruptions to operations during the three or six months ended June 30, 2021 or 2020 as a direct result of the COVID-19 pandemic, CNX is unable to predict the full extent of the future impact that the COVID-19 pandemic could have on the Company, including our financial position, operating results, liquidity and ability to obtain financing in future reporting periods, due to numerous uncertainties outside the Company’s control.

Hedging Update:

Total hedged natural gas production in the 2021 third quarter is 118.3(1) Bcf. The annual gas hedge position is shown in the table below:

	2021	2022
Volumes Hedged (Bcf), as of 7/7/21	490.8(1)(2)	471.5
1Net of purchased swaps.
2Includes actual settlements of 267.0 Bcf.

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

Results of Operations - Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Net Loss Attributable to CNX Resources Shareholders

CNX reported a net loss attributable to CNX Resources shareholders of $354 million, or a loss per diluted share of $1.61, for the three months ended June 30, 2021, compared to a net loss attributable to CNX Resources shareholders of $146 million, or a loss per diluted share of $0.78, for the three months ended June 30, 2020.

	For the Three Months Ended June 30,
(Dollars in thousands)	2021	2020	Variance
Net Loss	$(354,059)	$(130,486)	$(223,573)
Less: Net Income Attributable to Noncontrolling Interest	—	15,263	(15,263)
Net Loss Attributable to CNX Resources Shareholders	$(354,059)	$(145,749)	$(208,310)

Included in the loss for the three months ended June 30, 2021 was an unrealized loss on commodity derivative instruments of $529 million. Included in the loss for the three months ended June 30, 2020 was an unrealized loss on commodity derivative instruments of $205 million.

Non-GAAP Financial Measures

CNX's management uses certain non-GAAP financial measures for planning, forecasting and evaluating business and financial performance, and believes that they are useful for investors in analyzing the company. Although these are not measures of performance calculated in accordance with generally accepted accounting principles (GAAP), management believes that these financial measures are useful to an investor in evaluating CNX because these metrics are widely used to evaluate a natural gas company’s operating performance. Sales of Natural Gas, NGL and Oil, including cash settlements excludes the impacts of changes in the fair value of commodity derivative instruments prior to settlement, which are often volatile, and only includes the impact of settled commodity derivative instruments. Sales of Natural Gas, NGL and Oil, including cash settlements also excludes purchased gas revenue and other revenue and operating income, which are not directly related to CNX’s natural gas producing activities. Natural Gas, NGL and Oil Production Costs excludes certain expenses that are not directly related to CNX’s natural gas producing activities and are managed outside our production operations (See Note 14 - Segment Information in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). These expenses include, but are not limited to, interest expense, other operating expense and other corporate expenses such as selling, general and administrative costs. We believe that Sales of Natural Gas, NGL and Oil, including cash settlements, Natural Gas, NGL and Oil Production Costs and Natural Gas, NGL and Oil Production Margin (which is derived by subtracting Natural Gas, NGL and Oil Production Costs from Sales of Natural Gas, NGL and Oil, including cash settlements) provide useful information to investors for evaluating period-to-period comparisons of earnings trends. These metrics should not be viewed as a substitute for measures of performance that are calculated in accordance with GAAP. In addition, because all companies do not calculate these measures identically, these measures may not be comparable to similarly titled measures of other companies.

Non-GAAP Financial Measures Reconciliation

	For the Three Months Ended June 30,
(Dollars in millions)	2021	2020
Total Revenue and Other Operating (Loss) Income	$(127)	$149
Add (Deduct):
Purchased Gas Revenue	(17)	(20)
Loss on Commodity Derivative Instruments and Monetization	529	176
Other Revenue and Operating Income	(26)	(16)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$359	$289

Total Operating Expense	$281	$263
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(3)	(3)
Exploration and Production Related Other Costs	(3)	(3)
Purchased Gas Costs	(15)	(20)
Selling, General and Administrative Costs	(24)	(23)
Other Operating Expense	(15)	(28)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$221	$186

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

	For the Three Months Ended June 30,
	2021		2020		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		137.9		114.5		23.4

Natural Gas, NGL and Oil Revenue	$369	$2.68	$176	$1.49	$193	$1.19
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement - Gas**	(10)	(0.08)	113	1.03	(123)	(1.11)
Sales of Natural Gas, NGL and Oil, including Cash Settlements	359	2.60	289	2.52	70	0.08
Lease Operating Expense	10	0.07	10	0.09	—	(0.02)
Production, Ad Valorem, and Other Fees	7	0.05	5	0.05	2	—
Transportation, Gathering and Compression	84	0.61	60	0.52	24	0.09
Depreciation, Depletion and Amortization (DD&A)	120	0.87	111	0.97	9	(0.10)
Natural Gas, NGL and Oil Production Costs	221	1.60	186	1.63	35	(0.03)
Natural Gas, NGL and Oil Production Margin	$138	$1.00	$103	$0.89	$35	$0.11

*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.
**Excluding hedge monetizations.

The 23.4 Bcfe increase in total sales volumes in the period-to period comparison was primarily due to the turn-in-line of new wells throughout 2020 and the first half of 2021. The increase was also due to the temporary shut-in of a portion of CNX's liquids-rich Shirley-Pennsboro production in May and June of 2020 in response to low NGL prices. These increases were offset in part by normal production declines.

Changes in the average costs per Mcfe were primarily related to the following items:

•Transportation, gathering, and compression expense increased on a per unit basis primarily due to higher processing costs due to a wetter production mix.
•Depreciation, depletion and amortization expense decreased on a per unit basis as a result of low cost reserve additions from development during the 2020 period in Southwest Pennsylvania (SWPA), the addition of proved undeveloped Shale wells in Central Pennsylvania (CPA), and an impairment recognized in CBM in the 2020 period.

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Three Months Ended June 30,
in thousands (unless noted)	2021	2020	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	9,469	4,741	4,728	99.7%
Sales Volume (Mbbls)	1,578	790	788	99.7%
Gross Price ($/Bbl)	26.28	7.86	18.42	234.4%
Gross NGL Revenue	41,521	6,226	35,295	566.9%

Oil/Condensate:
Sales Volume (MMcfe)	785	236	549	232.6%
Sales Volume (Mbbls)	131	39	92	235.9%
Gross Price ($/Bbl)	53.11	26.41	26.70	101.1%
Gross Oil/Condensate Revenue	6,946	1,040	5,906	567.9%

NATURAL GAS
Sales Volume (MMcf)	127,666	109,527	18,139	16.6%
Sales Price ($/Mcf)	2.51	1.54	0.97	63.0%
Gross Natural Gas Revenue	320,982	168,510	152,472	90.5%

Hedging Impact ($/Mcf)	(0.08)	1.03	(1.11)	(107.8)%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement*	(10,359)	113,241	(123,600)	(109.1)%
* Excluding gains from hedge monetization.

The increase in gross revenue was primarily the result of the $0.97 per Mcf increase in general natural gas prices, when excluding the impact of hedging, the 23.4 Bcfe increase in sales volumes, and the $18.42 per Bbl increase in NGL prices. These increases were offset, in-part, by the impact of the change in the realized (loss) gain on commodity derivative instruments related to the Company's hedging program.

SEGMENT ANALYSIS for the three months ended June 30, 2021 compared to the three months ended June 30, 2020:

	For the Three Months Ended				Difference to Three Months Ended
	June 30, 2021				June 30, 2020
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$332	$36	$1	$369	$179	$13	$1	$193
Loss on Commodity Derivative Instruments	(9)	(1)	(529)	(539)	(109)	(14)	(353)	(476)
Purchased Gas Revenue	—	—	17	17	—	—	(3)	(3)
Other Revenue and Operating Income	19	—	7	26	7	—	3	10
Total Revenue and Other Operating Income	342	35	(504)	(127)	77	(1)	(352)	(276)
Lease Operating Expense	7	3	—	10	1	(1)	—	—
Production, Ad Valorem, and Other Fees	7	1	(1)	7	3	—	(1)	2
Transportation, Gathering and Compression	74	10	—	84	24	2	(2)	24
Depreciation, Depletion and Amortization	104	14	5	123	10	(2)	1	9
Exploration and Production Related Other Costs	—	—	3	3	—	—	—	—
Purchased Gas Costs	—	—	15	15	—	—	(5)	(5)
Other Operating Expense	—	—	15	15	—	—	(13)	(13)
Selling, General and Administrative Costs	—	—	24	24	—	—	1	1
Total Operating Expense	192	28	61	281	38	(1)	(19)	18
Other Expense	—	—	6	6	—	—	1	1
Gain on Asset Sales and Abandonments, net	—	—	(7)	(7)	—	—	(1)	(1)
Interest Expense	—	—	39	39	—	—	(7)	(7)
Total Other Expense	—	—	38	38	—	—	(7)	(7)
Total Costs and Expenses	192	28	99	319	38	(1)	(26)	11
Earnings (Loss) Before Income Tax	$150	$7	$(603)	$(446)	$39	$—	$(326)	$(287)

        SHALE SEGMENT

The Shale segment had earnings before income tax of $150 million for the three months ended June 30, 2021 compared to earnings before income tax of $111 million for the three months ended June 30, 2020.

	For the Three Months Ended June 30,
	2021	2020	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	115.0	96.5	18.5	19.2%
NGLs Sales Volumes (Bcfe)*	9.5	4.7	4.8	102.1%
Oil/Condensate Sales Volumes (Bcfe)*	0.7	0.2	0.5	250.0%
Total Shale Sales Volumes (Bcfe)*	125.2	101.4	23.8	23.5%

Average Sales Price - Natural Gas (per Mcf)	$2.47	$1.51	$0.96	63.6%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$(0.08)	$1.04	$(1.12)	(107.7)%
Average Sales Price - NGLs (per Mcfe)*	$4.38	$1.31	$3.07	234.4%
Average Sales Price - Oil/Condensate (per Mcfe)*	$8.84	$4.40	$4.44	100.9%

Total Average Shale Sales Price (per Mcfe)	$2.58	$2.49	$0.09	3.6%
Average Shale Lease Operating Expenses (per Mcfe)	0.06	0.06	—	—%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.05	0.04	0.01	25.0%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.59	0.49	0.10	20.4%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.83	0.93	(0.10)	(10.8)%
Total Average Shale Production Costs (per Mcfe)	$1.53	$1.52	$0.01	0.7%
Total Average Shale Production Margin (per Mcfe)	$1.05	$0.97	$0.08	8.2%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.

The Shale segment had natural gas, NGLs and oil/condensate revenue of $332 million for the three months ended June 30, 2021 compared to $153 million for the three months ended June 30, 2020. The $179 million increase was due primarily to a 63.6% increase in the average sales price for natural gas, a 23.5% increase in total Shale sales volumes, and a 234.4% increase in the average sales price of NGLs. The increase in total Shale volumes was primarily due to the turn-in-line of new wells throughout 2020 and the first half of 2021. The increase was also due to the temporary shut-in of a portion of CNX's liquids-rich Shirley-Pennsboro production in May and June of 2020 in response to low NGL prices. These increases were offset in part by normal production declines.

The increase in total average Shale sales price was primarily due to a $0.96 per Mcf increase in average gas sales price and a $3.07 per Mcfe increase in the average NGL sales price. These increases were offset in part by a $1.12 per Mcf change in the realized (loss) gain on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 99.1 Bcf of the Company's produced Shale gas sales volumes for the three months ended June 30, 2021 at an average loss of $0.09 per Mcf hedged. For the three months ended June 30, 2020, these financial hedges represented approximately 103.0 Bcf at an average gain of $0.97 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $192 million for the three months ended June 30, 2021 compared to $154 million for the three months ended June 30, 2020. The increase in total dollars and increase in unit costs for the Shale segment were due to the following items:

•Shale production, ad valorem and other fees were $7 million for the three months ended June 30, 2021 compared to $4 million for the three months ended June 30, 2020. The increases in total dollars and unit costs were primarily due to the increase in production volumes, as well as the total average sales price.

•Shale transportation, gathering and compression costs were $74 million for the three months ended June 30, 2021 compared to $50 million for the three months ended June 30, 2020. The increases in total dollars and unit costs were primarily due to the increase in production volumes, as well as a wetter production mix, which resulted in increased processing cost.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $104 million for the three months ended June 30, 2021 compared to $94 million for the three months ended June 30, 2020. These amounts included depletion on a unit of production basis of $0.72 per Mcfe and $0.80 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of low-cost reserve additions from development in 2020 in SWPA as well as the addition of proved undeveloped Shale reserves in CPA. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third-parties. The Shale segment had other revenue and operating income of $19 million for the three months ended June 30, 2021 compared to $12 million for the three months ended June 30, 2020. The increase in the period-to-period comparison was primarily due to temporary production curtailments by third party customers that occurred in 2020 period. Those curtailments were restored to full production in the latter half of 2020. This decrease was offset in part by well turn-in-line activity.

COALBED METHANE (CBM) SEGMENT

The CBM segment had earnings before income tax of $7 million for both the three months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,
	2021	2020	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	12.6	13.1	(0.5)	(3.8)%

Average Sales Price - Gas (per Mcf)	$2.91	$1.75	$1.16	66.3%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(0.08)	$0.99	$(1.07)	(108.1)%

Total Average CBM Sales Price (per Mcf)	$2.83	$2.74	$0.09	3.3%
Average CBM Lease Operating Expenses (per Mcf)	0.26	0.31	(0.05)	(16.1)%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.05	0.09	(0.04)	(44.4)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.79	0.64	0.15	23.4%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.15	1.20	(0.05)	(4.2)%
Total Average CBM Production Costs (per Mcf)	$2.25	$2.24	$0.01	0.4%
Total Average CBM Production Margin (per Mcf)	$0.58	$0.50	$0.08	16.0%
The CBM segment had natural gas revenue of $36 million for the three months ended June 30, 2021 compared to $23 million for the three months ended June 30, 2020. The $13 million increase was due to a 66.3% increase in the average sales price for natural gas in the current period, offset in part by the 3.8% decrease in total CBM sales volumes. The decrease in CBM sales volumes was primarily due to normal production declines.

The total average CBM sales price increased $0.09 per Mcf due to a $1.16 per Mcf increase in average gas sales price, offset in part by a $1.07 per Mcf change in the realized (loss) gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 10.2 Bcf of the Company's produced CBM sales volumes for the three months ended June 30, 2021 at an average loss of $0.07 per Mcf hedged. For the three months ended June 30, 2020, these financial hedges represented approximately 13.5 Bcf at an average gain of $0.96 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $28 million for the three months ended June 30, 2021 compared to $29 million for the three months ended June 30, 2020. The decrease in total dollars and increase in unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $3 million for the three months ended June 30, 2021 compared to $4 million for the three months ended June 30, 2020. The decrease in total dollars and unit costs was primarily due to decreases in repairs and maintenance, well operations, environmental and safety expense and water disposal costs.

•CBM transportation, gathering and compression costs were $10 million for the three months ended June 30, 2021 compared to $8 million for the three months ended June 30, 2020. The increase in total dollars and unit costs was primarily due to an increase in firm transportation expense.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $14 million for the three months ended June 30, 2021 compared to $16 million for the three months ended June 30, 2020. These amounts included depletion on a unit of production basis of $0.66 per Mcfe for both periods. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER SEGMENT

The Other Segment includes nominal shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, realized gain on commodity derivative instruments that were monetized prior to their contractual settlement dates, exploration and production related other costs, as well as various other expenses that are managed outside the Shale and CBM segments such as SG&A, interest expense and income taxes.

The Other Segment had a loss before income tax of $603 million for the three months ended June 30, 2021 compared to a loss before income tax of $277 million for the three months ended June 30, 2020. The decrease in total dollars is discussed below.

	For the Three Months Ended June 30,
	2021	2020	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.1	—	0.1	100.0%

Gain or Loss on Commodity Derivative Instruments and Monetization

For the three months ended June 30, 2021, the Other Segment recognized an unrealized loss on commodity derivative instruments of $529 million. For the three months ended June 30, 2020, the Other Segment recognized an unrealized loss on commodity derivative instruments of $205 million as well as cash settlements received of $29 million related to natural gas hedges that were monetized prior to their settlement dates. The unrealized gain or loss on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis. See Note 11 - Derivative Instruments in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the cash settlements.

Purchased Gas

Purchased gas volumes represent volumes of natural gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenues were $17 million for the three months ended June 30, 2021 compared to $20 million for the three months ended June 30, 2020. Purchased gas costs were $15 million for the three months ended June 30, 2021 compared to $20 million for the three months ended June 30, 2020. The period-to-period decrease in purchased gas revenue was due to a decrease in purchased gas sales volumes, offset in part by an increase in averages sales price.

	For the Three Months Ended June 30,
	2021	2020	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	5.9	13.1	(7.2)	(55.0)%
Average Sales Price (per Mcf)	$2.82	$1.56	$1.26	80.8%
Purchased Gas Average Cost (per Mcf)	$2.45	$1.52	$0.93	61.2%

Other Operating Income

	For the Three Months Ended June 30,
(in millions)	2021	2020	Variance	Percent Change
Equity Income (Loss) from Affiliates	$2	$(1)	$3	300.0%
Excess Firm Transportation Income	3	3	—	—%
Water Income	2	2	—	—%
Total Other Operating Income	$7	$4	$3	75.0%

•Equity income (loss) from affiliates primarily represents CNX's share of earnings from a 50% interest in a power plant located within CNX’s CBM field. Power generated from the facility is sold into wholesale electricity markets during times of peak energy consumption. Due to the plant consuming coal mine methane gas, the plant qualifies for Pennsylvania Tier I Renewable Energy Credits.
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

Exploration and Production Related Other Costs

	For the Three Months Ended June 30,
(in millions)	2021	2020	Variance	Percent Change
Lease Expiration Costs	$2	$2	$—	—%
Land Rentals	1	1	—	—%
Total Exploration and Production Related Other Costs	$3	$3	$—	—%

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

	For the Three Months Ended June 30,
(in millions)	2021	2020	Variance	Percent Change
Short-Term Inventive Compensation	$3	$3	$—	—%
Long-Term Equity-Based Compensation (Non-Cash)	3	3	—	—%
Salaries, Wages and Employee Benefits	6	8	(2)	(25.0)%
Other	12	9	3	33.3%
Total SG&A	$24	$23	$1	4.3%

•Salaries, wages and employee benefits decreased in the period-to-period comparison primarily due to lower employee related expenses.
•Other increased in the period-to-period comparison primarily due to an increase in professional service expense.

Other Operating Expense

	For the Three Months Ended June 30,
(in millions)	2021	2020	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$14	$21	$(7)	(33.3)%
Idle Equipment and Service Charges	—	3	(3)	(100.0)%
Insurance Expense	1	1	—	—%
Other	—	3	(3)	(100.0)%
Total Other Operating Expense	$15	$28	$(13)	(46.4)%

•Unutilized firm transportation and processing fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. In some instances, the Company may have the opportunity to realize more favorable net pricing by strategically choosing to sell natural gas into a market or to a customer that does not require the use of the Company’s own firm transportation capacity. Such sales would result in an increase in unutilized firm transportation expense. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Excess Firm

Transportation Income above. The decrease in the period-to-period comparison was primarily due to an increase in utilization of firm transportation capacity in the current year due to production increases in 2021 compared to 2020.
•Idle equipment and service charges relates to the temporary idling of certain of the Company's natural gas drilling rigs as well as related equipment and other services that may be needed in the natural gas drilling and completions process. The decrease in the period-to-period comparison was the result of two of CNX's drilling rigs being idled in the prior period.

Other Expense

	For the Three Months Ended June 30,
(in millions)	2021	2020	Variance	Percent Change
Other Income
Right-of-Way Sales	$1	$1	$—	—%
Total Other Income	$1	$1	$—	—%

Other Expense
Professional Services	$3	$2	$1	50.0%
Bank Fees	3	3	—	—%
Other Corporate Expense	1	1	—	—%
Total Other Expense	$7	$6	$1	16.7%

Total Other Expense	$6	$5	$1	20.0%

Gain on Asset Sales and Abandonments, net

A gain on asset sales of $7 million related to the sale of various non-core assets was recognized in the three months ended June 30, 2021 compared to a gain of $6 million in the three months ended June 30, 2020.

Interest Expense

	For the Three Months Ended June 30,
(in millions)	2021	2020	Variance	Percent Change
Total Interest Expense	$39	$46	$(7)	(15.2)%

•The $7 million decrease was primarily due to the purchase of the remaining $894 million of the 5.875% senior notes due in April 2022 during the year ended December 31, 2020, lower borrowings on the CNX senior secured revolving credit facility ("Credit Facility") and higher unrealized gains on interest rate swap agreements. These decreases were offset in part by interest related to the addition of $500 million of senior notes due 2029, and $200 million of senior notes due 2027. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Three Months Ended June 30,
(in millions)	2021	2020	Variance	Percent Change
Total Company Loss Before Income Tax	$(446)	$(159)	$(287)	(180.5)%
Income Tax Benefit	$(92)	$(29)	$(63)	(217.2)%
Effective Income Tax Rate	20.6%	18.0%	2.6%

The effective income tax rate was 20.6% for the three months ended June 30, 2021 compared to 18.0% for the three months ended June 30, 2020. The effective rate for the three months ended June 30, 2021 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation and state income taxes. The effective rate for the three months ended June 30, 2020 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation and state income taxes (See Note 4 - Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

Results of Operations - Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

Net Loss Attributable to CNX Resources Shareholders
CNX reported a net loss attributable to CNX Resources shareholders of $256 million, or a loss per diluted share of $1.16, for the six months ended June 30, 2021, compared to a net loss attributable to CNX Resources shareholders of $475 million, or a loss per diluted share of $2.54, for the six months ended June 30, 2020.

	For the Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Variance
Net Loss	$(256,034)	$(435,709)	$179,675
Less: Net Income Attributable to Noncontrolling Interest	—	39,126	(39,126)
Net Loss Attributable to CNX Resources Shareholders	$(256,034)	$(474,835)	$218,801

Included in the loss for the six months ended June 30, 2021 was an unrealized loss on commodity derivative instruments of $497 million. Included in the loss for the six months ended June 30, 2020 was an unrealized loss on commodity derivative instruments of $241 million, a $62 million non-cash impairment charge related to exploration and production properties specific to our Southwestern Pennsylvania (SWPA) CBM asset group (See Note 5 - Property, Plant and Equipment in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information), and a $473 million non-cash impairment charge related to goodwill (See Note 6 - Goodwill and Other Intangible Assets in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

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

Non-GAAP Financial Measures Reconciliation

	For the Six Months Ended June 30,
(Dollars in millions)	2021	2020
Total Revenue and Other Operating Income	$346	$565
Add (Deduct):
Purchased Gas Revenue	(50)	(47)
Loss on Commodity Derivative Instruments and Monetization	497	157
Other Revenue and Operating Income	(50)	(39)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$743	$636

Total Operating Expense	$581	$1,106
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(6)	(5)
Exploration and Production Related Other Costs	(5)	(7)
Purchased Gas Costs	(47)	(45)
Impairment of Exploration and Production Properties	—	(62)
Impairment of Goodwill	—	(473)
Selling, General and Administrative Costs	(52)	(54)
Other Operating Expense	(31)	(47)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$440	$413

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

	For the Six Months Ended June 30,
	2021		2020		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		278.5		248.9		29.6

Natural Gas, NGL and Oil Revenue	$751	$2.70	$427	$1.67	$324	$1.03
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement - Gas**	(8)	(0.03)	209	0.89	(217)	(0.92)
Sales of Natural Gas, NGL and Oil, including Cash Settlements	743	2.67	636	2.56	107	0.11
Lease Operating Expense	20	0.07	20	0.08	—	(0.01)
Production, Ad Valorem, and Other Fees	13	0.05	12	0.04	1	0.01
Transportation, Gathering and Compression	161	0.58	143	0.58	18	—
Depreciation, Depletion and Amortization (DD&A)	246	0.88	238	0.96	8	(0.08)
Natural Gas, NGL and Oil Production Costs	440	1.58	413	1.66	27	(0.08)
Natural Gas, NGL and Oil Production Margin	$303	$1.09	$223	$0.90	$80	$0.19

*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.
**Excluding hedge monetizations.

The 29.6 Bcfe increase in volumes in the period-to period comparison was primarily due to the turn-in-line of new wells throughout 2020 and the first half of 2021. The increase was offset in part by normal production declines.

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

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Six Months Ended June 30,
in thousands (unless noted)	2021	2020	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	15,937	13,042	2,895	22.2%
Sales Volume (Mbbls)	2,656	2,174	482	22.2%
Gross Price ($/Bbl)	$27.60	$11.82	$15.78	133.5%
Gross NGL Revenue	$73,384	$25,638	$47,746	186.2%

Oil/Condensate:
Sales Volume (MMcfe)	1,091	613	478	78.0%
Sales Volume (Mbbls)	182	102	80	78.4%
Gross Price ($/Bbl)	$49.11	$34.49	$14.62	42.4%
Gross Oil/Condensate Revenue	$8,932	$3,524	$5,408	153.5%

NATURAL GAS
Sales Volume (MMcf)	261,515	235,212	26,303	11.2%
Sales Price ($/Mcf)	$2.56	$1.69	$0.87	51.5%
Gross Natural Gas Revenue	$668,358	$398,108	$270,250	67.9%

Hedging Impact ($/Mcf)	$(0.03)	$0.89	$(0.92)	(103.4)%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement*	$(7,954)	$209,419	$(217,373)	(103.8)%
* Excluding gains from hedge monetization.

The increase in gross revenue was primarily the result of the $0.87 per Mcf increase in general natural gas prices, when excluding the impact of hedging, the 29.6 Bcfe increase in sales volumes, and the $15.78 per Bbl increase in NGL prices. These increases were offset, in-part, by the impact of the change in the realized (loss) gain on commodity derivative instruments related to the Company's hedging program.

SEGMENT ANALYSIS for the six months ended June 30, 2021 compared to the six months ended June 30, 2020:

	For the Six Months Ended				Difference to Six Months Ended
	June 30, 2021				June 30, 2020
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$675	$75	$1	$751	$302	$21	$1	$324
Loss on Commodity Derivative Instruments	(7)	(1)	(497)	(505)	(194)	(24)	(339)	(557)
Purchased Gas Revenue	—	—	50	50	—	—	3	3
Other Revenue and Operating Income	38	—	12	50	8	—	3	11
Total Revenue and Other Operating Income	706	74	(434)	346	116	(3)	(332)	(219)
Lease Operating Expense	13	6	1	20	—	(2)	2	—
Production, Ad Valorem, and Other Fees	11	2	—	13	2	(1)	—	1
Transportation, Gathering and Compression	143	18	—	161	19	(1)	—	18
Depreciation, Depletion and Amortization	214	30	8	252	14	(4)	(1)	9
Impairment of Exploration and Production Properties	—	—	—	—	—	—	(62)	(62)
Impairment of Goodwill	—	—	—	—	—	—	(473)	(473)
Exploration and Production Related Other Costs	—	—	5	5	—	—	(2)	(2)
Purchased Gas Costs	—	—	47	47	—	—	2	2
Other Operating Expense	—	—	31	31	—	—	(16)	(16)
Selling, General and Administrative Costs	—	—	52	52	—	—	(2)	(2)
Total Operating Expense	381	56	144	581	35	(8)	(552)	(525)
Other Expense	—	—	10	10	—	—	—	—
Gain on Asset Sales and Abandonments, net	—	—	(10)	(10)	—	—	8	8
Gain on Debt Extinguishment	—	—	—	—	—	—	11	11
Interest Expense	—	—	76	76	—	—	(19)	(19)
Total Other Expense	—	—	76	76	—	—	—	—
Total Costs and Expenses	381	56	220	657	35	(8)	(552)	(525)
Earnings (Loss) Before Income Tax	$325	$18	$(654)	$(311)	$81	$5	$220	$306

        SHALE SEGMENT

The Shale segment had earnings before income tax of $325 million for the six months ended June 30, 2021 compared to earnings before income tax of $244 million for the six months ended June 30, 2020.

	For the Six Months Ended June 30,
	2021	2020	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	236.1	208.9	27.2	13.0%
NGLs Sales Volumes (Bcfe)*	15.9	13.1	2.8	21.4%
Oil/Condensate Sales Volumes (Bcfe)*	1.1	0.6	0.5	83.3%
Total Shale Sales Volumes (Bcfe)*	253.1	222.6	30.5	13.7%

Average Sales Price - Natural Gas (per Mcf)	$2.51	$1.65	$0.86	52.1%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$(0.03)	$0.89	$(0.92)	(103.4)%
Average Sales Price - NGLs (per Mcfe)*	$4.60	$1.97	$2.63	133.5%
Average Sales Price - Oil/Condensate (per Mcfe)*	$8.18	$5.72	$2.46	43.0%

Total Average Shale Sales Price (per Mcfe)	$2.64	$2.52	$0.12	4.8%
Average Shale Lease Operating Expenses (per Mcfe)	0.05	0.06	(0.01)	(16.7)%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.05	0.04	0.01	25.0%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.56	0.56	—	—%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.85	0.90	(0.05)	(5.6)%
Total Average Shale Production Costs (per Mcfe)	$1.51	$1.56	$(0.05)	(3.2)%
Total Average Shale Production Margin (per Mcfe)	$1.13	$0.96	$0.17	17.7%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.

The Shale segment had natural gas, NGLs and oil/condensate revenue of $675 million for the six months ended June 30, 2021 compared to $373 million for the six months ended June 30, 2020. The $302 million increase was due primarily to a 52.1% increase in the average sales price for natural gas, a 13.7% increase in total Shale sales volumes, and a 133.5% increase in the average sales price of NGLs. The increase in total Shale volumes was primarily due to the turn-in-line of new wells throughout 2020 and the first half of 2021. These increases were offset in part by normal production declines.

The increase in total average Shale sales price was primarily due to a $0.86 per Mcf increase in average gas sales price and a $2.63 per Mcfe increase in the average NGL sales price. These increases were offset in part by a $0.92 per Mcf change in the realized (loss) gain on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 209.4 Bcf of the Company's produced Shale gas sales volumes for the six months ended June 30, 2021 at an average loss of $0.03 per Mcf hedged. For the six months ended June 30, 2020, these financial hedges represented approximately 207.2 Bcf at an average gain of $0.90 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $381 million for the six months ended June 30, 2021 compared to $346 million for the six months ended June 30, 2020. The increase in total dollars and decrease in unit costs for the Shale segment were due to the following items:

•Shale transportation, gathering and compression costs were $143 million for the six months ended June 30, 2021 compared to $124 million for the six months ended June 30, 2020. The increase in total dollars was primarily related to the increase in production volumes, increased processing costs due to a wetter production mix, and increased firm transportation costs.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $214 million for the six months ended June 30, 2021 compared to $200 million for the six months ended June 30, 2020. These amounts included depletion on a unit of production basis of $0.74 per Mcfe and $0.80 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of low-cost reserve additions from development in 2020 in SWPA as well as the addition of proved undeveloped Shale reserves in CPA. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third-parties. The Shale segment had other revenue and operating income of $38 million for the six months ended June 30, 2021 compared to $30 million for the six months ended June 30, 2020. The increase in the period-to-period comparison was primarily due to temporary production curtailments by third party customers that occurred in the 2020 period. Those curtailments were restored to full production in the latter half of 2020. This decrease was offset in part by well turn-in-line activity.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $18 million for the six months ended June 30, 2021 compared to earnings before income tax of $13 million for the six months ended June 30, 2020.

	For the Six Months Ended June 30,
	2021	2020	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	25.3	26.3	(1.0)	(3.8)%

Average Sales Price - Gas (per Mcf)	$2.98	$2.04	$0.94	46.1%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(0.03)	$0.86	$(0.89)	(103.5)%

Total Average CBM Sales Price (per Mcf)	$2.95	$2.90	$0.05	1.7%
Average CBM Lease Operating Expenses (per Mcf)	0.24	0.29	(0.05)	(17.2)%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.10	0.10	—	—%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.72	0.73	(0.01)	(1.4)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.18	1.29	(0.11)	(8.5)%
Total Average CBM Production Costs (per Mcf)	$2.24	$2.41	$(0.17)	(7.1)%
Total Average CBM Production Margin (per Mcf)	$0.71	$0.49	$0.22	44.9%
The CBM segment had natural gas revenue of $75 million for the six months ended June 30, 2021 compared to $54 million for the six months ended June 30, 2020. The $21 million increase was primarily due to a 46.1% increase in the average sales price for natural gas in the current period. The natural gas price increases were partially offset by the 3.8% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price increased $0.05 per Mcf due to a $0.94 per Mcf increase in average gas sales price, offset in part by a $0.89 per Mcf change in the realized (loss) gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 21.5 Bcf of the Company's produced CBM sales volumes for the six months ended June 30, 2021 at an average loss of $0.03 per Mcf hedged. For the six months ended June 30, 2020, these financial hedges represented approximately 25.2 Bcf at an average gain of $0.90 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $56 million for the six months ended June 30, 2021 compared to $64 million for the six months ended June 30, 2020. The decreases in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $6 million for the six months ended June 30, 2021 compared to $8 million for the six months ended June 30, 2020. The decrease in total dollars and unit costs was primarily due to decreases in repairs and maintenance, well operations, environmental and safety expense and water disposal costs.

•CBM transportation, gathering and compression costs were $18 million for the six months ended June 30, 2021 compared to $19 million for the six months ended June 30, 2020. The decrease in total dollars was primarily related to lower electrical power and repair and maintenance costs.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $30 million for the six months ended June 30, 2021 compared to $34 million for the six months ended June 30, 2020. These amounts included depletion on a unit of production basis of $0.66 per Mcfe and $0.69 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate was primarily due to an impairment in the 2020 period that reduced the carrying value of the underlying CBM asset base. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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

The Other Segment had a loss before income tax of $654 million for the six months ended June 30, 2021 compared to a loss before income tax of $874 million for the six months ended June 30, 2020. The increase in total dollars is discussed below.

	For the Six Months Ended June 30,
	2021	2020	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.1	—	0.1	100.0%

Gain or Loss on Commodity Derivative Instruments and Monetization

For the six months ended June 30, 2021, the Other Segment recognized an unrealized loss on commodity derivative instruments of $497 million. For the six months ended June 30, 2020, the Other Segment recognized an unrealized loss on commodity derivative instruments of $241 million as well as cash settlements received of $83 million, $84 million of which related to natural gas hedges that were partially monetized prior to their settlement dates. The unrealized gain or loss on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis. See Note 11 - Derivative Instruments in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the cash settlements.

Purchased Gas

Purchased gas volumes represent volumes of natural gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenues were $50 million for the six months ended June 30, 2021 compared to $47 million for the six months ended June 30, 2020. Purchased gas costs were $47 million for the six months ended June 30, 2021 compared to $45 million for the six months ended June 30, 2020. The period-to-period increase in purchased gas revenue was due to an increase in averages sales price, offset in part by a decrease in purchased gas sales volumes.

	For the Six Months Ended June 30,
	2021	2020	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	16.7	27.5	(10.8)	(39.3)%
Average Sales Price (per Mcf)	$3.01	$1.70	$1.31	77.1%
Purchased Gas Average Cost (per Mcf)	$2.81	$1.64	$1.17	71.3%

Other Operating Income

	For the Six Months Ended June 30,
(in millions)	2021	2020	Variance	Percent Change
Equity Income (Loss) from Affiliates	$2	$(1)	$3	300.0%
Excess Firm Transportation Income	6	6	—	—%
Water Income	4	4	—	—%
Total Other Operating Income	$12	$9	$3	33.3%

•Equity income (loss) from affiliates primarily represents CNX's share of earnings from a 50% interest in a power plant located within CNX’s CBM field. Power generated from the facility is sold into wholesale electricity markets during times of peak energy consumption. Due to the plant consuming coal mine methane gas, the plant qualifies for Pennsylvania Tier I Renewable Energy Credits.
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

Impairment of Exploration and Production Properties

During the six months ended June 30, 2020, CNX recognized certain indicators of impairments specific to our SWPA CBM asset group and determined that the carrying value of that asset group was not recoverable. The fair value of the asset group was estimated by discounting the estimated future cash flows using discount rates and other assumptions that market participants would use in their estimates of fair value. As a result, an impairment of $62 million was recognized and is included in Impairment of Exploration and Production Properties in the Consolidated Statements of Income for the six months ended June 30, 2020. The impairment was related to an economic decision to temporarily idle certain wells and the related processing facility during the first quarter. See Note 5 - Property, Plant and Equipment in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. No such impairment occurred in the current period.

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

In connection with CNX's assessment of goodwill in the first quarter of 2020 in relation to the deteriorating macroeconomic conditions, and the decline in the observable market value of CNXM securities both in relation to the COVID-19 pandemic and the overall decline in the MLP market space, CNX bypassed the qualitative assessment and performed a quantitative test that utilized a combination of the income and market approaches to estimate the fair value of the Midstream reporting unit. As a result of this assessment, CNX concluded that the carrying value exceed its estimated fair value, and as a result, an impairment of $473 million was included in Impairment of Goodwill in the Consolidated Statements of Income for the six months ended June 30, 2020. See Note 6 - Goodwill and Other Intangible Assets in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. No such impairment occurred in the current period.

Exploration and Production Related Other Costs

	For the Six Months Ended June 30,
(in millions)	2021	2020	Variance	Percent Change
Lease Expiration Costs	$3	$4	$(1)	(25.0)%
Permitting Expense	1	2	(1)	(50.0)%
Land Rentals	1	1	—	—%
Total Exploration and Production Related Other Costs	$5	$7	$(2)	(28.6)%

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

	For the Six Months Ended June 30,
(in millions)	2021	2020	Variance	Percent Change
Salaries, Wages and Employee Benefits	$13	$15	$(2)	(13.3)%
Short-Term Incentive Compensation	5	5	—	—%
Long-Term Equity-Based Compensation (Non-Cash)	11	9	2	22.2%
Other	23	25	(2)	(8.0)%
Total SG&A	$52	$54	$(2)	(3.7)%

•Salaries, wages and employee benefits decreased in the period-to-period comparison primarily due to lower employee related expenses.
•Long-term equity-based compensation (non-cash) increased in the period-to-period to comparison due to an increase in equity awards.
•Other decreased in the period-to-period comparison primarily due to a decrease in professional services expense.

Other Operating Expense

	For the Six Months Ended June 30,
(in millions)	2021	2020	Variance	Percent Change
Idle Equipment and Service Charges	$—	$6	$(6)	(100.0)%
Unutilized Firm Transportation and Processing Fees	28	34	(6)	(17.6)%
Insurance Expense	1	1	—	—%
Other	2	6	(4)	(66.7)%
Total Other Operating Expense	$31	$47	$(16)	(34.0)%

•Idle equipment and service charges relates to the temporary idling of certain of the Company's natural gas drilling rigs as well as related equipment and other services that may be needed in the natural gas drilling and completions process. The decrease in the period-to-period comparison was the result of two of CNX's drilling rigs being idled in the prior period.
•Unutilized firm transportation and processing fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. In some instances, the Company may have the opportunity to realize more favorable net pricing by strategically choosing to sell natural gas into a market or to a customer that does not require the use of the Company’s own firm transportation capacity. Such sales would result in an increase in unutilized firm transportation expense. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Excess Firm Transportation Income above. The decrease in the period-to-period comparison was primarily due to an increase in utilization of firm transportation capacity in the current year due to production increases in 2021 compared to 2020.

Other Expense

	For the Six Months Ended June 30,
(in millions)	2021	2020	Variance	Percent Change
Other Income
Right-of-Way Sales	$1	$1	$—	—%
Other	1	2	(1)	(50.0)%
Total Other Income	$2	$3	$(1)	(33.3)%

Other Expense
Professional Services	$3	$5	$(2)	(40.0)%
Bank Fees	6	6	—	—%
Other Corporate Expense	3	2	1	50.0%
Total Other Expense	$12	$13	$(1)	(7.7)%

Total Other Expense	$10	$10	$—	—%

Gain on Asset Sales and Abandonments, net

A gain on asset sales of $10 million related to the sale of various non-core assets was recognized in the six months ended June 30, 2021 compared to a gain of $18 million in the six months ended June 30, 2020.

Gain on Debt Extinguishment

A gain on debt extinguishment of $11 million was recognized in the six months ended June 30, 2020. During the six months ended June 30, 2020, CNX purchased $481 million of its 5.875% senior notes due in April 2022 at an average price equal to 97.5% of the principal amount. No such purchases were made in the current period. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Interest Expense

	For the Six Months Ended June 30,
(in millions)	2021	2020	Variance	Percent Change
Total Interest Expense	$76	$95	$(19)	(20.0)%

•The $19 million decrease was primarily due to the purchase of the remaining $894 million of the 5.875% senior notes due in April 2022 during the year ended December 31, 2020, as well as lower borrowings on the CNX Credit Facility and higher unrealized gains on interest rate swap agreements. These decreases were offset in part by interest related to the addition of $345 million of Convertible Notes due 2026, $500 million of senior notes due 2029, and $200 million of senior notes due 2027. The amortization of debt discount in connection with the Convertible Notes also contributed to an increase. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Six Months Ended June 30,
(in millions)	2021	2020	Variance	Percent Change
Total Company Loss Before Income Tax	$(311)	$(617)	$306	49.6%
Income Tax Benefit	$(55)	$(181)	$126	69.6%
Effective Income Tax Rate	17.6%	29.4%	(11.8)%

The effective income tax rate was 17.6% for the six months ended June 30, 2021 compared to 29.4% for the six months ended June 30, 2020. The effective rate for the six months ended June 30, 2021 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation and state income taxes. The effective rate for the six months ended June 30, 2020 differs from the U.S. federal statutory rate of 21% primarily due to the impact of noncontrolling interest, equity compensation, and state income taxes (See Note 4 - Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

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
CNX continuously reviews its liquidity and capital resources. If market conditions were to change, for instance due to a significant decline in commodity prices and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced.
As of June 30, 2021, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices, CNX currently expects to remain in compliance with its debt covenants.

In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net liability of $380 million at June 30, 2021 and a net asset of $118 million at December 31, 2020. The Company has not experienced any issues of non-performance by derivative counterparties.
CNX frequently evaluates potential acquisitions. CNX has historically funded acquisitions with cash generated from operations and a variety of other sources, depending on the size of the transaction, including debt and equity financing. There can be no assurance that additional capital resources, including debt and equity financing, will be available to CNX on terms which CNX finds acceptable, or at all.

Cash Flows (in millions)

	For the Six Months Ended June 30,
	2021	2020	Change
Cash Provided by Operating Activities	$459	$411	$48
Cash Used in Investing Activities	$(240)	$(261)	$21
Cash Used in Financing Activities	$(195)	$(141)	$(54)

Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:

•Net income increased $180 million in the period-to-period comparison.
•Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $473 million impairment of goodwill and a $62 million impairment of exploration and production properties in the prior year, a $70 million change in deferred income taxes, a $256 million net change in commodity derivative instruments, and an $11 million decrease in the gain on debt extinguishment.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:

•Capital expenditures decreased $35 million in the period-to-period comparison primarily due to decreased expenditures in the Shale segment resulting from decreased drilling and completions activity as well as decreased midstream activity.

•Proceeds from asset sales decreased $14 million mainly due to decreased surface sales and oil and gas assignment sales in the six months ended June 30, 2021.

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
•In the six months ended June 30, 2021, there were $131 million of net payments on the CNXM Credit Facility compared to $7 million of net proceeds during the six months ended June 30, 2020.
•In the six months ended June 30, 2021, there were $1 million of net payments on the CNX Credit Facility compared to $111 million of net payments during the six months ended June 30, 2020.
•In the six months ended June 30, 2021, there were $13 million of net payments on the Cardinal States Facility and CSG Holdings Facility compared to $170 million of net proceeds in the six months ended June 30, 2020. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the six months ended June 30, 2020, CNX received proceeds of $335 million from the issuance of Convertible Notes due in 2026. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the six months ended June 30, 2020, CNX paid $36 million for capped call transactions related to the issuance of the Convertible Notes as mentioned above. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the six months ended June 30, 2020, there were $21 million of payments to CNXM noncontrolling interest holders compared to no payments during the six months ended June 30, 2021 due to the Merger with CNXM (See Note 13 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).
•During the six months ended June 30, 2021, CNX repurchased $47 million of its common stock on the open market compared to no purchases in the six months ended June 30, 2020.
•Debt issuance and financing fees decreased $11 million primarily due to the fees associated with the borrowings on the Cardinal States Facility and CSG Holdings Facility as well as the issuance of the Convertible Notes during the six months ended June 30, 2020.

The following is a summary of the Company's significant contractual obligations at June 30, 2021 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$665	$1,077	$—	$—	$1,742
Gas Firm Transportation and Processing	265,690	438,562	403,228	1,037,719	2,145,199
Long-Term Debt	23,098	368,028	688,250	1,234,551	2,313,927
Interest on Long-Term Debt	133,224	252,734	237,015	142,450	765,423
Finance Lease Obligations	406	743	91	20	1,260
Interest on Finance Lease Obligations	21	37	3	—	61
Operating Lease Obligations	47,198	8,855	6,993	20,721	83,767
Interest on Operating Lease Obligations	2,740	3,434	2,629	2,912	11,715
Long-Term Liabilities—Employee Related (a)	2,026	4,232	4,563	34,340	45,161
Other Long-Term Liabilities (b)	565,736	10,000	10,000	61,903	647,639
Total Contractual Obligations (c)	$1,040,804	$1,087,702	$1,352,772	$2,534,616	$6,015,894
 _________________________
(a)Employee related long-term liabilities include salaried retirement contributions and work-related injuries and illnesses.
(b)Other long-term liabilities include royalties, commodity derivative instruments and other long-term liability costs.
(c)The table above does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt
At June 30, 2021, CNX had total long-term debt of $2,314 million, including the current portion of long-term debt of $23 million and excluding unamortized debt issuance costs. This long-term debt consisted of:
•An aggregate principal amount of $700 million of 7.25% Senior Notes due March 2027 plus $6 million of unamortized bond premium. Interest on the notes is payable March 14 and September 14 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner) or CSG Holdings III LLC.
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
•An aggregate principal amount of $345 million of 2.25% Convertible Notes due May 2026, unless earlier redeemed, repurchased, or converted, less $100 million of unamortized bond discount and issuance costs. Interest on the notes is payable May 1 and November 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner) or CSG Holdings III LLC.
•An aggregate principal amount of $160 million in outstanding borrowings under the CNXM Credit Facility. CNX is not a guarantor of CNXM's Credit Facility.
•An aggregate principal amount of $160 million in outstanding borrowings under the CNX Credit Facility. CNXM (or its subsidiaries or general partner) is not a guarantor of CNX's Credit Facility.
•An aggregate principal amount of $108 million in outstanding borrowings under the Cardinal States Facility, less $1 million of unamortized discount. Interest and a portion of the obligation are paid quarterly.
•An aggregate principal amount of $40 million in outstanding borrowings under the CSG Holdings Facility, less a nominal unamortized discount. Interest and a portion of the obligation are paid quarterly.

Total Equity and Dividends
CNX had total equity of $4,137 million at June 30, 2021 compared to $4,422 million at December 31, 2020. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
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
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX suspended its quarterly dividend in March 2016 to further reflect the Company's increased emphasis on growth at that time. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as the Board of Directors deems relevant. CNX's Credit Facility limits its ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's net leverage ratio exceeds 3.00 to 1.00 and is subject to availability under the Credit Facility of at least 15% of the aggregate commitments. The net leverage ratio was 2.50 to 1.00 at June 30, 2021. The Credit Facility does not permit dividend payments in the event of default. The indentures to the 7.25% Senior Notes due March 2027 and the 6.00% Senior Notes due January 2029 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the six months ended June 30, 2021.
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
•Risks associated with our Convertible Notes due May 2026, including the potential impact that the Convertible Notes may have on our reported financial results, potential dilution, our ability to raise funds to repurchase the Convertible Notes, and that provisions of the Convertible Notes could delay or prevent a beneficial takeover of the Company;
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

At June 30, 2021 our open gas derivative instruments were in a net liability position with a fair value of $380 million, and at December 31, 2020 our open gas derivative instruments were in a net asset position with a fair value of $118 million. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at June 30, 2021 and December 31, 2020. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $551 million and $362 million at June 30, 2021 and December 31, 2020, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $559 million and $366 million at June 30, 2021 and December 31, 2020, respectively.
CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company uses derivative instruments to manage risk related to interest rates. These instruments change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. At June 30, 2021 and December 31, 2020, CNX had $1,970 million and $1,980 million, respectively, aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $25 million and $27 million, respectively. At June 30, 2021 and December 31, 2020, CNX had $320 million and $452 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to our Credit Facility, under which there were $160 million of borrowings at June 30, 2021 and $161 million at December 31, 2020, and CNXM's revolving credit facility, under which there were $160 million of borrowings at June 30, 2021 and $291 million at December 31, 2020. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of June 30, 2021 and December 31, 2020 by $3 million and $5 million, respectively, on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of July 7, 2021, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2021 Fixed Price Volumes*
Hedged Bcf	N/A	N/A	128.4	132.2	260.6
Weighted Average Hedge Price per Mcf	N/A	N/A	$2.44	$2.50	$2.47
2022 Fixed Price Volumes
Hedged Bcf	119.9	116.4	117.6	117.6	471.5
Weighted Average Hedge Price per Mcf	$2.61	$2.38	$2.38	$2.39	$2.44
2023 Fixed Price Volumes
Hedged Bcf	79.1	85.8	86.8	86.8	320.1**
Weighted Average Hedge Price per Mcf	$2.22	$2.21	$2.21	$2.22	$2.18
2024 Fixed Price Volumes
Hedged Bcf	78.3	75.4	76.2	76.2	306.1
Weighted Average Hedge Price per Mcf	$2.26	$2.22	$2.22	$2.22	$2.23
2025 Fixed Price Volumes
Hedged Bcf	45.3	45.8	46.3	46.3	183.7
Weighted Average Hedge Price per Mcf	$2.12	$2.12	$2.12	$2.12	$2.12
2026 Fixed Price Volumes
Hedged Bcf	33.2	33.5	33.8	33.8	134.3
Weighted Average Hedge Price per Mcf	$2.49	$2.49	$2.49	$2.49	$2.49
2027 Fixed Price Volumes
Hedged Bcf	4.3	4.3	4.3	4.3	17.2
Weighted Average Hedge Price per Mcf	$2.46	$2.46	$2.45	$2.45	$2.45
*Excludes purchased swaps. The Company's purchased swaps are as follows:

	For the Three Months Ended
	September 30,	December 31,
Purchased Basis Swaps	2021	2021	Total Year
Hedged Bcf	$10.1	$3.4	$13.5
Weighted Average Fixed Price per Mcf	$(0.78)	$(0.78)	$(0.78)
**Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2021 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the three months ended June 30, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
April 1, 2021- April 30, 2021	2,922	$15.30	—	$237,343
May 1, 2021- May 31, 2021	589,218	$13.70	589,218	$229,268
June 1, 2021- June 30, 2021	1,041,569	$14.00	1,041,569	$214,686
Total	1,633,709		1,630,787

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

ITEM 6.EXHIBITS

10.1*
Amendment No. 5, dated as of April 27, 2021, to the Second Amended and Restated Credit Agreement, dated as of March 8, 2018, by and among the Company, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, and PNC Bank, National Association, as administrative agent and collateral agent.

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

Dated: July 29, 2021

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