Form 10-Q
period 2021-09-30
CNX Resources Corp
filed 2021-10-28
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of October 15, 2021
Common stock, $0.01 par value	211,199,776

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

PART I : FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
(Unaudited)	September 30,		September 30,
Revenue and Other Operating (Loss) Income:	2021	2020	2021	2020
Natural Gas, NGL and Oil Revenue	$585,915	$182,213	$1,336,588	$609,483
Loss on Commodity Derivative Instruments	(1,507,270)	(168,834)	(2,012,714)	(116,995)
Purchased Gas Revenue	16,311	31,541	66,500	78,324
Other Revenue and Operating Income	24,783	21,155	75,227	60,463
Total Revenue and Other Operating (Loss) Income	(880,261)	66,075	(534,399)	631,275
Costs and Expenses:
Operating Expense
Lease Operating Expense	11,193	10,377	30,709	30,654
Production, Ad Valorem, and Other Fees	9,552	5,994	22,965	17,540
Transportation, Gathering and Compression	90,609	68,810	251,881	212,077
Depreciation, Depletion and Amortization	129,734	114,464	381,284	357,174
Exploration and Production Related Other Costs	3,073	2,141	8,079	9,339
Purchased Gas Costs	14,192	31,721	61,153	76,709
Impairment of Exploration and Production Properties	—	—	—	61,849
Impairment of Goodwill	—	—	—	473,045
Selling, General, and Administrative Costs	24,851	22,714	76,849	76,350
Other Operating Expense	21,654	23,284	52,452	70,561
Total Operating Expense	304,858	279,505	885,372	1,385,298
Other Expense
Other Expense	3,177	2,180	13,410	12,184
Gain on Asset Sales and Abandonments, net	(12,446)	(3,567)	(22,506)	(21,559)
Loss (Gain) on Debt Extinguishment	18,653	108	18,653	(10,812)
Interest Expense	37,944	37,921	113,892	133,173
Total Other Expense	47,328	36,642	123,449	112,986
Total Costs and Expenses	352,186	316,147	1,008,821	1,498,284
Loss Before Income Tax	(1,232,447)	(250,072)	(1,543,220)	(867,009)
Income Tax Benefit	(359,526)	(61,279)	(414,264)	(242,507)
Net Loss	(872,921)	(188,793)	(1,128,956)	(624,502)
Less: Net Income Attributable to Noncontrolling Interest	—	15,905	—	55,031
Net Loss Attributable to CNX Resources Shareholders	$(872,921)	$(204,698)	$(1,128,956)	$(679,533)

Loss per Share
Basic	$(4.05)	$(1.03)	$(5.17)	$(3.56)
Diluted	$(4.05)	$(1.03)	$(5.17)	$(3.56)

Dividends Declared	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
(Unaudited)	2021	2020	2021	2020
Net Loss	$(872,921)	$(188,793)	$(1,128,956)	$(624,502)
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $(49), $(40), $(145), $(119))	136	112	407	335

Comprehensive Loss	(872,785)	(188,681)	(1,128,549)	(624,167)

Less: Comprehensive Income Attributable to Noncontrolling Interest	—	15,905	—	55,031

Comprehensive Loss Attributable to CNX Resources Shareholders	$(872,785)	$(204,586)	$(1,128,549)	$(679,198)

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$365	$15,617
Restricted Cash	220,386	735
Accounts and Notes Receivable:
Trade, net	250,406	145,929
Other Receivables, net	10,234	4,238
Supplies Inventories	5,486	9,657
Recoverable Income Taxes	—	88
Derivative Instruments	83,870	84,657
Prepaid Expenses	13,077	12,411
Total Current Assets	583,824	273,332
Property, Plant and Equipment:
Property, Plant and Equipment	11,206,740	10,963,996
Less—Accumulated Depreciation, Depletion and Amortization	4,246,423	3,938,451
Total Property, Plant and Equipment—Net	6,960,317	7,025,545
Other Non-Current Assets:
Operating Lease Right-of-Use Assets	69,871	108,683
Derivative Instruments	179,176	188,237
Goodwill	323,314	323,314
Other Intangible Assets	85,181	90,095
Restricted Cash	—	5,247
Other	26,470	27,311
Total Other Non-Current Assets	684,012	742,887
TOTAL ASSETS	$8,228,153	$8,041,764

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	September 30, 2021	December 31, 2020
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$107,266	$118,185
Derivative Instruments	1,168,597	42,329
Current Portion of Finance Lease Obligations	495	6,876
Current Portion of Long-Term Debt	231,675	22,574
Current Portion of Operating Lease Obligations	35,461	52,575
Other Accrued Liabilities	223,852	198,773
Total Current Liabilities	1,767,346	441,312
Non-Current Liabilities:
Long-Term Debt	2,203,731	2,401,427
Finance Lease Obligations	1,097	1,057
Operating Lease Obligations	34,785	53,235
Derivative Instruments	858,767	127,290
Deferred Income Taxes	51,739	466,253
Asset Retirement Obligations	81,029	84,712
Other	43,143	44,041
Total Non-Current Liabilities	3,274,291	3,178,015
TOTAL LIABILITIES	5,041,637	3,619,327
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 211,982,785 Issued and Outstanding at September 30, 2021; 220,440,993 Issued and Outstanding at December 31, 2020	2,124	2,208
Capital in Excess of Par Value	2,899,731	2,959,357
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	299,438	1,476,056
Accumulated Other Comprehensive Loss	(14,777)	(15,184)
TOTAL STOCKHOLDERS' EQUITY	3,186,516	4,422,437
TOTAL LIABILITIES AND EQUITY	$8,228,153	$8,041,764

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands) (Unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total CNX Resources Stockholders’ Equity	Non- Controlling Interest	Total Equity
June 30, 2021	$2,191	$2,950,083	$1,199,570	$(14,913)	$4,136,931	$—	$4,136,931
Net Loss	—	—	(872,921)	—	(872,921)	—	(872,921)
Issuance of Common Stock	—	183	—	—	183	—	183
Purchase and Retirement of Common Stock	(67)	(53,610)	(27,202)	—	(80,879)	—	(80,879)
Shares Withheld for Taxes	—	—	(9)	—	(9)	—	(9)
Amortization of Stock-Based Compensation Awards	—	3,075	—	—	3,075	—	3,075
Other Comprehensive Income	—	—	—	136	136	—	136
September 30, 2021	$2,124	$2,899,731	$299,438	$(14,777)	$3,186,516	$—	$3,186,516
(Dollars in thousands) (Unaudited)
June 30, 2020	$1,878	$2,261,729	$1,495,197	$(12,382)	$3,746,422	$820,532	$4,566,954
Net (Loss) Income	—	—	(204,698)	—	(204,698)	15,905	(188,793)
Issuance of Common Stock	—	151	—	—	151	—	151
Shares Withheld for Taxes	—	—	(1)	—	(1)	—	(1)
Amortization of Stock-Based Compensation Awards	—	1,902	—	—	1,902	601	2,503
Equity Component of Convertible Senior Notes, net of Issuance Costs	—	10	—	—	10	—	10
Other Comprehensive Income	—	—	—	112	112	—	112
Distributions to CNXM Noncontrolling Interest Holders	—	—	—	—	—	(21,055)	(21,055)
CNXM Merger	371	725,907	—	—	726,278	(815,983)	(89,705)
September 30, 2020	$2,249	$2,989,699	$1,290,498	$(12,270)	$4,270,176	$—	$4,270,176

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total CNX Resources Stockholders’ Equity	Non- Controlling Interest	Total Equity
December 31, 2020	$2,208	$2,959,357	$1,476,056	$(15,184)	$4,422,437	$—	$4,422,437
(Unaudited)
Net Loss	—	—	(1,128,956)	—	(1,128,956)	—	(1,128,956)
Issuance of Common Stock	7	4,977	—	—	4,984	—	4,984
Purchase and Retirement of Common Stock	(98)	(78,341)	(43,118)	—	(121,557)	—	(121,557)
Shares Withheld for Taxes	—	—	(4,544)	—	(4,544)	—	(4,544)
Amortization of Stock-Based Compensation Awards	7	13,771	—	—	13,778	—	13,778
Equity Component of Convertible Senior Notes, net of Issuance Costs	—	(33)	—	—	(33)	—	(33)
Other Comprehensive Income	—	—	—	407	407	—	407
September 30, 2021	$2,124	$2,899,731	$299,438	$(14,777)	$3,186,516	$—	$3,186,516
(Dollars in thousands)
December 31, 2019	$1,870	$2,199,605	$1,971,676	$(12,605)	$4,160,546	$801,763	$4,962,309
(Unaudited)
Net (Loss) Income	—	—	(679,533)	—	(679,533)	55,031	(624,502)
Issuance of Common Stock	8	1,797	—	—	1,805	—	1,805
Shares Withheld for Taxes	—	—	(1,645)	—	(1,645)	(309)	(1,954)
Amortization of Stock-Based Compensation Awards	—	10,424	—	—	10,424	1,485	11,909
Equity Component of Convertible Senior Notes, net of Issuance Costs	—	78,317	—	—	78,317	—	78,317
Purchase of Capped Call	—	(26,351)	—	—	(26,351)	—	(26,351)
Other Comprehensive Income	—	—	—	335	335	—	335
Distributions to CNXM Noncontrolling Interest Holders	—	—	—	—	—	(41,987)	(41,987)
CNXM Merger	371	725,907	—	—	726,278	(815,983)	(89,705)
September 30, 2020	$2,249	$2,989,699	$1,290,498	$(12,270)	$4,270,176	$—	$4,270,176

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended
Dollars in Thousands	September 30,
Cash Flows from Operating Activities:	2021	2020
Net Loss	$(1,128,956)	$(624,502)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	381,284	357,174
Amortization of Deferred Financing Costs	18,149	14,602
Impairment of Exploration and Production Properties	—	61,849
Impairment of Goodwill	—	473,045
Stock-Based Compensation	13,778	11,909
Gain on Asset Sales and Abandonments, net	(22,506)	(21,559)
Loss (Gain) on Debt Extinguishment	18,653	(10,812)
Loss on Commodity Derivative Instruments	2,012,714	116,995
(Gain) Loss on Other Derivative Instruments	(6,075)	14,389
Net Cash (Paid) Received in Settlement of Commodity Derivative Instruments	(139,045)	383,727
Deferred Income Taxes	(414,659)	(186,707)
Other	(999)	1,025
Changes in Operating Assets:
Accounts and Notes Receivable	(109,249)	64,843
Recoverable Income Taxes	88	61,781
Supplies Inventories	2,148	(3,106)
Prepaid Expenses	(360)	4,700
Changes in Other Assets	(1,070)	267
Changes in Operating Liabilities:
Accounts Payable	6,927	(29,641)
Accrued Interest	(14,334)	(13,967)
Other Operating Liabilities	56,961	(40,479)
Changes in Other Liabilities	(164)	(1,186)
Net Cash Provided by Operating Activities	673,285	634,347
Cash Flows from Investing Activities:
Capital Expenditures	(349,150)	(395,236)
Proceeds from Asset Sales	24,234	31,981
Net Cash Used in Investing Activities	(324,916)	(363,255)
Cash Flows from Financing Activities:
Payments on Long-Term Notes	(174,614)	(518,865)
Net (Payments on) Proceeds from CNXM Revolving Credit Facility	(145,000)	31,250
Net Proceeds from (Payments on) CNX Revolving Credit Facility	64,550	(251,000)
Proceeds from Issuance of CNX Senior Notes	—	207,000
Proceeds from Issuance of CNXM Senior Notes	395,000	—
Net (Payments on) Proceeds from CSG Non-Revolving Credit Facilities	(160,544)	164,381
Net Payments on Other Debt	(2,648)	(5,348)
Proceeds from Issuance of Convertible Senior Notes	—	334,650
Purchase of Capped Call Related to Convertible Senior Notes	—	(35,673)
Distributions to CNXM Noncontrolling Interest Holders	—	(41,987)
Proceeds from Issuance of Common Stock	4,984	1,805
Shares Withheld for Taxes	(4,544)	(1,954)
Purchases of Common Stock	(124,418)	—
Debt Issuance and Financing Fees	(1,983)	(15,313)
Net Cash Used in Financing Activities	(149,217)	(131,054)
Net Increase in Cash, Cash Equivalents and Restricted Cash	199,152	140,038
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	21,599	16,283
Cash, Cash Equivalents, and Restricted Cash at End of Period	$220,751	$156,321

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for future periods.

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

On September 28, 2020, the Merger (as defined in Note 13 – Acquisitions and Dispositions) of CNX Midstream Partners LP (CNXM) was completed. Prior to the Merger, public unitholders held a 46.9% equity interest in CNXM and CNX owned the remaining 53.1% equity interest. The earnings of CNXM that were attributed to its common units held by the public prior to the Merger are reflected in net income attributable to noncontrolling interest in the Consolidated Statements of Income. There were no changes in our ownership interest in CNXM during the three and nine months ended September 30, 2021.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statement of cash flows:

	September 30,
	2021	2020
Cash and Cash Equivalents	$365	$150,132
Restricted Cash, Current Portion	220,386	733
Restricted Cash, Less Current Portion	—	5,456
Total Cash, Cash Equivalents, and Restricted Cash	$220,751	$156,321

Restricted Cash

Restricted cash at September 30, 2021 consists of cash held by the Trustee that, pursuant to the indentures governing the CNX Midstream Partners LP Senior Notes due March 2026 at 6.50% ("CNXM Senior Notes due March 2026"), was restricted in its use to fund the redemption of the remaining outstanding CNXM Senior Notes due March 2026 recorded in the Consolidated Balance Sheet as of September 30, 2021 under the terms of the Tender Offer. See Note 9 – Long-Term Debt for more information.

Restricted cash at September 30, 2020 consisted of cash that the Company was contractually obligated to maintain in accordance with the terms of the Cardinal States Gathering LLC and CSG Holdings II LLC Credit Agreement, each dated March 13, 2020 (See Note 9 - Long-Term Debt for more information).

Receivables

As of September 30, 2021 and December 31, 2020, Accounts Receivable - Trade were $250,406 and $145,929, respectively, and Other Receivables were $10,234 and $4,238, respectively.

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

The following represents activity related to the allowance for credit losses for the nine months ended:

	September 30,
	2021	2020
Allowance for Credit Losses - Trade, Beginning of Year	$84	$—
Provision for Expected Credit Losses	—	78
Allowance for Credit Losses - Trade, End of Period	$84	$78

Allowance for Credit Losses - Other Receivables, Beginning of Year	$3,248	$2,463
Provision for Expected Credit Losses	38	2,974
Write-off of Uncollectible Accounts	(16)	(923)
Allowance for Credit Losses - Other Receivables, End of Period	$3,270	$4,514

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

Pursuant to the Merger (See Note 13 - Acquisitions and Dispositions for more information), all outstanding phantom units previously granted under the CNXM long-term incentive plan were converted into the right to receive 0.88 shares of common stock of CNX. As such, all outstanding phantom units were converted, effective as of the closing of the Merger, into CNX restricted stock units. Each CNX restricted stock unit is subject to the same vesting, forfeiture and other terms and conditions applicable to the converted CNXM phantom units. Under Accounting Standards Codification Topic 718, Compensation - Stock Compensation, it was determined that there was no additional compensation cost to record as the conversion of awards did not result in incremental fair value. CNXM's dilutive units did not have a material impact on the Company's earnings per share calculations for the three or nine months ended September 30, 2020.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be antidilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Anti-Dilutive Options	3,002,504	4,237,319	3,002,504	4,237,319
Anti-Dilutive Restricted Stock Units	2,475,944	2,180,548	2,475,944	2,180,548
Anti-Dilutive Performance Share Units	951,828	780,335	951,828	780,335
	6,430,276	7,198,202	6,430,276	7,198,202

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

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Options	26,664	21,864	683,237	261,703
Restricted Stock Units	2,375	21,186	738,188	525,226
Performance Share Units	—	—	291,653	274,716
	29,039	43,050	1,713,078	1,061,645

The computations for basic and diluted loss per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net Loss	$(872,921)	$(188,793)	$(1,128,956)	$(624,502)
Less: Net Income Attributable to Noncontrolling Interest	—	15,905	—	55,031
Net Loss Attributable to CNX Resources Shareholders	$(872,921)	$(204,698)	$(1,128,956)	$(679,533)

Weighted-Average Shares of Common Stock Outstanding	215,738,737	198,727,472	218,504,542	191,015,680
Effect of Diluted Shares*	—	—	—	—
Weighted-Average Diluted Shares of Common Stock Outstanding	215,738,737	198,727,472	218,504,542	191,015,680

Loss per Share:
Basic	$(4.05)	$(1.03)	$(5.17)	$(3.56)
Diluted	$(4.05)	$(1.03)	$(5.17)	$(3.56)
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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue from Contracts with Customers:
Natural Gas Revenue	$514,821	$163,054	$1,183,178	$561,162
NGL Revenue	62,792	15,053	136,176	40,691
Oil/Condensate Revenue	8,302	4,106	17,234	7,630
Total Natural Gas, NGL and Oil Revenue	585,915	182,213	1,336,588	609,483

Purchased Gas Revenue	16,311	31,541	66,500	78,324

Other Sources of Revenue and Other Operating (Loss) Income:
Loss on Commodity Derivative Instruments	(1,507,270)	(168,834)	(2,012,714)	(116,995)
Other Revenue and Operating Income	24,783	21,155	75,227	60,463
Total Revenue and Other Operating (Loss) Income	$(880,261)	$66,075	$(534,399)	$631,275

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

For revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $72,216 as of September 30, 2021. The Company expects to recognize net revenue of $23,156 in the next 12 months and $14,526 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGL and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For the three and nine months ended September 30, 2021 and 2020, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—INCOME TAXES:

The effective tax rates for the three and nine months ended September 30, 2021 were 29.2% and 26.8%, respectively. The effective tax rates for the three and nine months ended September 30, 2020 were 24.5% and 28.0%, respectively. The effective tax rate for the three and nine months ended September 30, 2021 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of federal tax credits, equity compensation, and state taxes. The effective tax rate for the three and nine months ended September 30, 2020 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of noncontrolling interest (See Note 13 - Acquisitions and Dispositions for more information), equity compensation, and state taxes.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the "Act") which, among other things, removed the 80% taxable income limitation for utilization of net operating losses generated in tax years 2018 through 2020, allowing for five-year net operating loss carrybacks, increased the adjusted taxable income limitation for the disallowance of interest expense from 30% to 50%, and provided for refunds of any remaining alternative minimum tax (AMT) credits. As a result of the Act, in the first quarter of 2020 the Company recorded AMT refunds of $102,482 in Recoverable Income Taxes in the Consolidated Balance Sheets for the AMT refund received in 2020. The impact of other tax implications of the Act on the financial statements and related disclosures are immaterial.

The total amount of uncertain tax positions at September 30, 2021 and December 31, 2020 was $67,806 and $31,891, respectively. The increase of $35,915 was the result of $38,736 additional tax credits claimed on the 2020 federal income tax return filed in October 2021, for which a reserve was recorded for a portion of the federal tax credits claimed on the return, offset in part by a decrease relating to the statutory expiration of a prior federal tax position of $2,821. If these uncertain tax positions were recognized, approximately $67,806 would affect CNX's effective tax rate at September 30, 2021 and December 31, 2020.

CNX recognizes accrued interest and penalties related to uncertain tax positions in interest expense and income tax expense, respectively. As of September 30, 2021 and December 31, 2020, CNX had no accrued liabilities for interest and penalties related to uncertain tax positions.
CNX and its subsidiaries file federal income tax returns with the United States and tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2017. The Internal Revenue Service and the Joint Committee on Taxation concluded its review of tax years 2016 through 2017 during the third quarter of 2020.

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

NOTE 5—PROPERTY, PLANT AND EQUIPMENT:

	September 30, 2021	December 31, 2020
Intangible Drilling Cost	$5,179,078	$4,965,252
Gas Gathering Equipment	2,464,392	2,510,917
Proved Gas Properties	1,286,205	1,253,094
Gas Wells and Related Equipment	1,181,664	1,120,061
Unproved Gas Properties	710,470	725,705
Surface Land and Other Equipment	196,399	199,322
Other	188,532	189,645
Total Property, Plant and Equipment	11,206,740	10,963,996
Less: Accumulated Depreciation, Depletion and Amortization	4,246,423	3,938,451
Total Property, Plant and Equipment - Net	$6,960,317	$7,025,545

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

The estimates of future cash flows utilized in the impairment analysis described above were subjective in nature and are subject to impacts from business risks as described in "Item 1A. Risk Factors" in CNX's 2020 Annual Report on Form 10-K as filed with the SEC on February 9, 2021 ("2020 Form 10-K"). The fair value estimation process requires considerable judgment and determining the fair value is sensitive to changes in assumptions impacting management’s estimates of future financial results. Although CNX believes the estimates and assumptions used in estimating the fair value are reasonable and appropriate, different assumptions and estimates could materially impact the estimated fair value. Future results could differ from our current estimates and assumptions.

Changes in the carrying amount of goodwill consist of the following activity:

	For the Nine Months Ended September 30,
	2021	2020
Carrying Amount, Beginning of Period	$323,314	$796,359
Impairment	—	473,045
Carrying Amount, End of Period	$323,314	$323,314

Other Intangible Assets

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	September 30, 2021	December 31, 2020
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	24,571	19,657
Total Other Intangible Assets, net	$85,181	$90,095

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets was $1,638 for the three months ended September 30, 2021 and 2020, and $4,914 for the nine months ended September 30, 2021 and 2020. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 7—REVOLVING CREDIT FACILITIES:
CNX
CNX's senior secured revolving credit facility (the "CNX Credit Facility") was set to mature in April 2024, prior to its amendment and restatement in October 2021. Borrowings under the CNX Credit Facility were subject to borrowing base limitations based on the collateral value of CNX’s assets and were subject to regular semi-annual redeterminations. In November 2020, as part of the issuance of the $500,000 6.00% Senior Notes due January 2029 (See Note 9 - Long-Term Debt), both the lenders' commitments and borrowing base under the CNX Credit Facility decreased to $1,775,000 from $1,900,000. In April 2021, as part of the semi-annual borrowing base redetermination, the lenders reaffirmed CNX's $1,775,000 borrowing base.

Under the terms of the CNX Credit Facility, borrowings would bear interest at CNX's option at either:
•the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (ii) PNC Bank, N.A.’s prime rate, or (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.75% to 1.75%; or
•the LIBOR rate, which is the LIBOR rate plus a margin ranging from 1.75% to 2.75%.

The CNX Credit Facility also required that CNX maintain a maximum net leverage ratio of no greater than 4.00 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX was also required to maintain a minimum current ratio of no less than 1.00 to 1.00, calculated as the ratio of current assets, plus revolver availability under the CNX Credit Facility, to current liabilities, excluding borrowings under the CNX Credit Facility, measured quarterly. The calculation of all of the ratios excluded CNXM. CNX was in compliance with all financial covenants as of September 30, 2021.

At September 30, 2021, the CNX Credit Facility had $225,350 of borrowings outstanding and $188,566 of letters of credit outstanding, leaving $1,361,084 of unused capacity. At December 31, 2020, the CNX Credit Facility had $160,800 of borrowings outstanding and $185,272 of letters of credit outstanding, leaving $1,428,928 of unused capacity.

On October 6, 2021, CNX as borrower and certain of its subsidiaries as guarantor loan parties entered into a new Amended and Restated Credit Agreement for a $2,000,000 senior secured revolving credit facility (the "CNX Credit Agreement") that matures on October 6, 2026. The new CNX Credit Agreement replaced the CNX Credit Facility and remains subject to semi-annual redetermination.

The CNX Credit Agreement has a $2,000,000 borrowing base and $1,300,000 in elected commitments, including borrowings and letters of credit. In addition to refinancing all outstanding amounts under the CNX Credit Facility, borrowings under the CNX Credit Agreement may be used by CNX for general corporate purposes.

The availability under the CNX Credit Facility, including availability for letters of credit, is generally limited to a borrowing base, which is determined by the required number of lenders in good faith by calculating a loan value of the Company’s proved reserves.

Under the terms of the CNX Credit Agreement, borrowings will bear interest at CNX's option at either:

•the highest of (i) PNC Bank, National Association’s prime rate, (ii) the federal funds open rate plus 0.50%, and (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.75% to 1.75%; or
•the LIBOR rate plus a margin ranging from 1.75% to 2.75%.

The CNX Credit Facility matures on October 6, 2026, provided that if at any time on or after January 30, 2026, if any of the Company’s 2.25% Convertible Senior Notes due 2026 are outstanding and (a) availability under the CNX Credit Facility minus (b) the aggregate principal amount of all such outstanding Convertible Senior Notes is less than 20% of the aggregate commitments under the CNX Credit Facility (the first such date, the “Springing Maturity Date”), then the CNX Credit Facility will mature on the Springing Maturity Date.

CNX Midstream Partners LP (CNXM)
CNXM's senior secured revolving credit facility (the "CNXM Credit Facility") was set to mature in April 2024, prior to its amendment and restatement in October 2021. The lenders’ commitments under the CNXM Credit Facility were $600,000, with an accordion feature that allowed CNXM to increase the available borrowings by up to an additional $250,000 under certain terms and conditions. The CNXM Credit Facility included the ability to issue letters of credit up to $100,000 in the aggregate.
Under the terms of the CNXM Credit Facility, borrowings would bear interest at CNXM's option at either:
•the base rate, which is the highest of (i) the federal funds open rate plus 0.50%, (ii) PNC Bank, N.A.’s prime rate, or (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.50% to 1.50%; or
•the LIBOR rate, plus a margin ranging from 1.50% to 2.50%.
Fees and interest rate spreads under the CNXM Credit Facility were based on the total leverage ratio, measured quarterly.

The CNXM Credit Facility required CNXM to comply with a number of affirmative and negative covenants. In addition, CNXM was obligated to maintain at the end of each fiscal quarter (w) for so long as at least $150,000 of the CNXM 6.50% Senior Notes due March 2026 ("CNXM Senior Notes") were outstanding, a maximum total leverage ratio of no greater than 5.25 to 1.00 (which increased to no greater than 5.50 to 1.00 during qualifying acquisition periods); (x) if less than $150,000 of the CNXM Senior Notes due March 2026 were outstanding, a maximum total leverage ratio of no greater than 4.75 to 1.00 (which increased to no greater than 5.25 to 1.00 during qualifying acquisition periods); (y) a maximum secured leverage ratio of no greater than 3.50 to 1.00 and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00. CNXM was in compliance with all financial covenants as of September 30, 2021.

The obligations under the CNXM Credit Facility were secured by substantially all of the assets of CNXM and its wholly-owned subsidiaries. CNX was not a guarantor under the CNXM Credit Facility.

At September 30, 2021, the CNXM Credit Facility had $146,000 of borrowings outstanding and $30 of letters of credit outstanding, leaving $453,970 of unused capacity. At December 31, 2020, the CNXM Credit Facility had $291,000 of borrowings outstanding and $30 of letters of credit outstanding, leaving $308,970 of unused capacity.

On October 6, 2021, CNXM as borrower and certain of its subsidiaries as guarantor loan parties entered into a new Amended and Restated Credit Agreement for a $600,000 senior secured revolving credit facility (the "CNXM Credit Agreement") that matures on October 6, 2026. The CNXM Credit Agreement replaced the CNXM Credit Facility and is not subject to semi-annual redetermination. CNX is not a guarantor under the CNXM Credit Facility.

In addition to refinancing all outstanding amounts under the Existing CNXM Credit Facility, borrowings under the CNXM Credit Agreement may be used by CNXM for general corporate purposes.

Interest on outstanding indebtedness under the CNXM Credit Agreement currently accrues, at CNXM’s option, at a rate based on either:

•the highest of (i) PNC Bank, National Association’s prime rate, (ii) the federal funds open rate plus 0.50%, and (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 1.00% to 2.00%; or
•the LIBOR rate plus a margin ranging from 2.00% to 3.00%.

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum net leverage ratio of no greater than between 5.00 to 1.00 ranging to no greater than 5.25 to 1.00 in certain circumstances; (y) a maximum secured leverage ratio of no greater than 3.25 to 1.00 and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00; in each case as calculated in accordance with the terms and definitions determining such ratios contained in CNXM Credit Agreement.

NOTE 8—OTHER ACCRUED LIABILITIES:

	September 30, 2021	December 31, 2020
Royalties	$121,533	$72,401
Deferred Revenue	17,472	10,986
Transportation Charges	15,607	15,969
Accrued Other Taxes	12,404	10,580
Accrued Interest	12,215	26,549
Short-Term Incentive Compensation	7,974	20,340
Litigation Contingency	7,215	2,025
Accrued Payroll & Benefits	6,504	5,009
Purchased Gas Payable	1,229	1,528
Other	11,413	23,144
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	8,455	8,455
Salary Retirement	1,831	1,787
Total Other Accrued Liabilities	$223,852	$198,773

NOTE 9—LONG-TERM DEBT:

	September 30, 2021	December 31, 2020
Senior Notes due March 2027 at 7.25% (Principal of $700,000 plus Unamortized Premium of $5,878 and $6,686, respectively)	$705,878	$706,686
Senior Notes due January 2029 at 6.00%, Issued at Par Value	500,000	500,000
CNX Midstream Partners LP Senior Notes due April 2030 at 4.75% (Principal of $400,000 less Unamortized Discount of $4,952 at September 30, 2021)*	395,048	—
Convertible Senior Notes due May 2026 at 2.25% (Principal of $345,000 less Unamortized Discount and Issuance Costs of $95,537 and $107,735, respectively)	249,463	237,265
CNX Midstream Partners LP Senior Notes due March 2026 at 6.50% (Principal of $234,169 and $400,000, respectively, less Unamortized Discount of $1,976 and $3,875, respectively)*	232,193	396,125
CNX Revolving Credit Facility	225,350	160,800
CNX Midstream Partners LP Revolving Credit Facility*	146,000	291,000
Cardinal States Gathering Company Credit Facility maturing in March 2028 (Principal of $114,985 less Unamortized Discount of $1,126 at December 31, 2020)	—	113,859
CSG Holdings II LLC Credit Facility maturing in March 2027 (Principal of $45,559 less Unamortized Discount of $441 at December 31, 2020)	—	45,118
Less: Unamortized Debt Issuance Costs	18,526	26,852
	2,435,406	2,424,001
Less: Current Portion	231,675	22,574
Long-Term Debt	$2,203,731	$2,401,427
*CNX is not a guarantor of CNXM's 6.50% Senior Notes due March 2026, CNXM's 4.75% Senior Notes due April 2030, or CNXM's Credit Facility.

CNXM’s Credit Facility and the CNXM Senior Notes due March 2026 were not impacted by the Merger (See Note 13 - Acquisitions and Dispositions).

During the three months ended September 30, 2021, CNXM completed a private offering of $400,000 aggregate principal amount of 4.75% CNXM Senior Notes due April 2030 (the "CNXM Senior Notes due April 2030") less an unamortized bond discount of $5,000. The notes, along with the related guarantees, were issued pursuant to an indenture dated September 22, 2021. The notes accrue interest from September 22, 2021 at a rate of 4.75% per year. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2022. The notes mature on April 15, 2030. The CNXM Senior Notes due April 2030 rank equally in right of payment to all of CNXM's existing and future indebtedness and senior to any subordinated indebtedness that CNXM may incur. CNX is not a guarantor of the CNXM Senior Notes due April 2030.

During the three months ended September 30, 2021, CNXM purchased and retired $165,831 aggregate principal amount of its outstanding 6.50% Senior Notes due March 2026. As part of this transaction, a loss of $10,549 was included in Loss (Gain) on Debt Extinguishment in the Consolidated Statements of Income during the three and nine months ended September 30, 2021.

On September 15, 2021 CNXM announced that it had commenced a cash tender offer to purchase any and all of the outstanding 6.50% Senior Notes due March 2026. On October 15, 2021, CNXM redeemed the remaining $234,169 aggregate principal amount of the CNX Midstream Partners LP Senior Notes due March 2026 at a total cost of $246,853, inclusive of redemption premiums of $11,416 and interest of $1,268.
During the three months ended September 30, 2021, CNX's wholly-owned subsidiary Cardinal States Gathering Company LLC (Cardinal States) repaid in full the outstanding principal of $107,705 of its non-revolving credit facility and terminated the facility. As part of this transaction, a loss of $5,830 was included in Loss (Gain) on Debt Extinguishment in the Consolidated Statements of Income during the three and nine months ended September 30, 2021.

Additionally, during the three months ended September 30, 2021, CNX's wholly-owned subsidiary CSG Holdings II LLC (CSG Holdings) repaid in full the outstanding principal of $39,726 on its non-revolving credit facility and terminated the facility. As part of this transaction, a loss of $2,274 was included in Loss (Gain) on Debt Extinguishment in the Consolidated Statements of Income during the three and nine months ended September 30, 2021.

During the three months ended September 30, 2020, CNX completed a private offering of $200,000 of 7.25% Senior Notes due March 2027 (the "Senior Notes due March 2027") plus $7,000 of unamortized bond premium at a price of 103.5% of par with an effective yield of 6.34%. The notes, along with the related guarantees, were issued pursuant to an indenture, dated March 14, 2019. The notes accrue interest from September 14, 2020 at a rate of 7.25% per year. Interest is payable semi-annually in arrears on March 14 and September 14 of each year, beginning March 14, 2021. The notes mature on March 14, 2027. The Senior Notes due March 2027 rank equally in right of payment with all of the Company’s existing and future senior indebtedness and senior to any subordinated indebtedness that the Company may incur. The notes are guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).

During the three and nine months ended September 30, 2020, CNX purchased and retired $50,000 and $530,959, respectively, of its outstanding 5.875% Senior Notes due April 2022. As part of these transactions, a loss of $108 and a gain of $10,812 were included in Loss (Gain) on Debt Extinguishment in the Consolidated Statements of Income during the three and nine months ended September 30, 2020, respectively.

In April 2020, CNX issued $345,000 in aggregate principal amount of 2.25% convertible senior notes due May 2026 (the "Convertible Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, including $45,000 aggregate principal amount of Convertible Notes issued pursuant to the exercise in full of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes are senior, unsecured obligations of the Company. The Convertible Notes bear interest at a fixed rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2020. Proceeds from the issuance of the Convertible Notes totaled $334,650, net of initial purchaser discounts and issuance costs. The notes are guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).

The initial conversion rate is 77.8816 shares of CNX's common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $12.84 per share, subject to adjustment upon the occurrence of specified events. Based on the closing stock price of CNX common stock of $12.62 on September 30, 2021, the if-converted value of the Convertible Notes exceeded the principal amount by $61,906.

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
•during the five (5) consecutive Business Days immediately after any ten (10) consecutive trading day period (such ten (10) consecutive Trading Day period, the "Measurement Period") if the trading Price per $1,000 principal amount of Notes, as determined following a request by a Holder in accordance with the procedures set forth below, for each trading day of the Measurement Period was less than ninety eight percent (98%) of the product of the last reported sale price per share of common stock on such trading day and the conversion rate on such trading day.
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

If certain corporate events that constitute a "Fundamental Change" (as defined in the indenture governing the Convertible Notes) occur, then noteholders may require the Company to repurchase their Convertible Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock. During the three and nine months ended September 30, 2021, the conditions allowing holders of the Convertible Notes to exercise their conversion right were not met and as of September 30, 2021, the Convertible Notes were not convertible. The Convertible Notes are therefore classified as long-term debt at September 30, 2021.

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

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

	September 30, 2021	December 31, 2020
Liability Component:
Principal	$345,000	$345,000
Unamortized Discount	(89,938)	(101,367)
Unamortized Issuance Costs	(5,599)	(6,368)
Net Carrying Amount	$249,463	$237,265

Equity Component, net of Purchase Discounts and Issuance Costs	$78,284	$78,317

Interest expense related to the Convertible Notes is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual Interest Expense	$1,941	$1,941	$5,822	$3,234
Amortization of Debt Discount	3,897	3,554	11,428	5,879
Amortization of Issuance Costs	260	245	769	407
Total Interest Expense	$6,098	$5,740	$18,019	$9,520

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the "Capped Calls"). The Capped Calls each have an initial strike price of $12.84 per share, subject to certain adjustments, which correspond to the initial conversion price of the Convertible Notes. The Capped Calls have an initial cap price of $18.19 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that initially underlie the Convertible Notes, and are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The conditions that cause adjustments to the initial strike price of the Capped Calls mirror the conditions that result in corresponding adjustments for the Convertible Notes. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $35,673 incurred in connection with the Capped Calls was recorded as a reduction to Capital in Excess of Par Value.

During the nine months ended September 30, 2020, CNX's wholly-owned subsidiary Cardinal States entered into a $125,000 non-revolving credit facility agreement (the "Cardinal States Facility"). The Cardinal States Facility was set to mature in 2028, and was secured by substantially all of the Cardinal States assets, required a minimum level of hedging of the variable interest rate exposure and was non-recourse to CNX. The Cardinal States Facility was repaid in full and terminated during the three months ended September 30, 2021 per above.

Additionally, during the nine months ended September 30, 2020, CNX's wholly-owned subsidiary CSG Holdings entered into a $50,000 non-revolving credit facility agreement (the "CSG Holdings Facility"). The CSG Holdings Facility was set to mature in 2027. The facility was secured by substantially all of the CSG Holding assets, required a minimum level of hedging of the variable interest rate exposure and was non-recourse to CNX. The CSG Holdings Facility was repaid in full and terminated during the three months ended September 30, 2021 per above.

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
The 1992 Coal Industry Retiree Health Benefit Act ("Coal Act"), in Section 9711, requires coal companies that were providing health benefits to United Mine Workers of America ("UMWA") retirees as of February 1993 to continue providing health benefits to such individuals, in substantially the same coverages, for as long as the last signatory operator remains in business. Section 9711 also requires any "related person" to be joint and severally liable for the provision of these health benefits. On May 1, 2020, the court in the Murray Energy Corporation ("Murray") bankruptcy proceedings approved a settlement agreement between Murray and the UMWA that transferred to the UMWA 1992 Benefit Plan the Coal Act liabilities for retirees in Murray’s Section 9711 plan. The retirees transferred by Murray to the 1992 Benefit Plan include approximately 2,159 retirees allegedly traced to the December 2013 sale by CONSOL Energy Inc. to Murray Energy of the following possible last signatory operators: Consolidation Coal Company, McElroy Coal Company, Southern Ohio Coal Company, Central Ohio Coal Company, Keystone Coal Mining Corp., and Eight-Four Coal Mining Company (the "Sold Subsidiaries"). On May 2, 2020, the Trustees of the UMWA 1992 Benefit Plan sued CNX and CONSOL Energy Inc. ("CONSOL") in federal court contending that the Sold Subsidiaries were last signatory operators and that CNX and CONSOL are related persons to the Sold

Subsidiaries and, as such, CNX and CONSOL are jointly and severally liable for the Coal Act health benefits allegedly owed to the eligible retirees traced to the Sold Subsidiaries. The 1992 Plan seeks, among other relief, a declaration that CNX and CONSOL are obligated to enroll the eligible retirees attributed to the Sold Subsidiaries in a Section 9711 Plan; that CNX and CONSOL are liable to post the security required by Section 9712; and, that CNX and CONSOL are liable to pay per beneficiary premiums until the eligible retirees are enrolled in a Section 9711 plan, and other fees, costs and disbursements under the Coal Act. We disagree with the suit filed by the UMWA 1992 Plan, have filed a Motion to Dismiss and intend to defend this action. Further, under the Separation and Distribution Agreement that was entered into at the time we spun-out our coal business in 2017, CONSOL agreed to indemnify CNX for all coal-related liabilities, including this lawsuit. With respect to this matter, although a loss is possible, it is not probable, and accordingly no accrual has been recognized.

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

At September 30, 2021, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third-parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on CNX's financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$181,575	$181,575	$—	$—	$—
Other	7,021	7,021	—	—	—
Total Letters of Credit	188,596	188,596	—	—	—
Surety Bonds:
Employee-Related	2,600	—	2,600	—	—
Environmental	12,015	10,270	1,745	—	—
Financial Guarantees	81,670	26,400	55,270	—	—
Other	8,897	8,283	614	—	—
Total Surety Bonds	105,182	44,953	60,229	—	—
Total Commitments	$293,778	$233,549	$60,229	$—	$—

Excluded from the above table are commitments and guarantees entered into in conjunction with the spin-off of the Company's coal business in November 2017. Although CONSOL has agreed to indemnify CNX to the extent that CNX would be called upon to pay any of these liabilities, there is no assurance that CONSOL will satisfy its obligations to indemnify CNX in the event that CNX is so called upon (See "Item 1A. Risk Factors" in CNX's 2020 Form 10-K and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 for additional information).

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of September 30, 2021, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$261,174
1 - 3 years	428,350
3 - 5 years	393,544
More than 5 years	992,713
Total Purchase Obligations	$2,075,781

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

In March 2020, CNX entered into interest rate swaps related to $175,000 of borrowings under the Cardinal States Facility and CSG Holdings Facility (See Note 9 - Long-Term Debt). In order to manage exposure to interest rate volatility, each respective entity entered into an interest rate swap for the full outstanding principal amounts inclusive of a put option at 25 basis points. The underlying notional for each swap and put option reduced over time based upon the expected amortization profile for each respective credit facility. In addition, CSG Holdings entered into a call option commencing March 31, 2023. In August 2021, these swaps were terminated in conjunction with the repayment and termination of both the Cardinal States Facility and the CSG Holdings Facility (See Note 9 - Long-Term Debt).

In June 2019, CNX entered into an interest rate swap agreement related to $160,000 of borrowings under the CNX Credit Facility (See Note 7 - Revolving Credit Facilities) which has the economic effect of modifying the variable-interest obligation into a fixed-interest obligation over a three-year period. In March 2020, this swap was terminated and replaced via a new interest rate swap, effective immediately, into a new four-year interest rate swap inclusive of a put option at zero basis points. Also executed in March 2020 was a new four-year $250,000 interest rate swap, inclusive of a put option at zero basis points, effective April 3, 2020. In December 2020, CNX executed an offsetting $250,000 interest rate swap, effective immediately, which expires in April 2024. Consistent with the previous interest rate swap agreements, the $250,000 interest rate swaps were entered into to manage CNX's exposure to interest rate volatility.

CNX enters into financial derivative instruments (over-the-counter swaps) to manage its exposure to natural gas price fluctuations. Typically, CNX "sells" swaps under which it receives a fixed price from counterparties and pays a floating market price. In order to enhance production flexibility, during the first quarter of 2021, CNX purchased, rather than sold, financial swaps for the period April through October 2021 under which CNX will pay a fixed price to and receive a floating price from its hedge counterparties. Swaps purchased have the effect of reducing total hedged volumes for the period of the swap. Natural gas commodity hedges are accounted for on a mark-to-market basis with changes in fair value recorded in current period earnings.

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

The total notional amounts of CNX's derivative instruments were as follows:

	September 30,		December 31,	Forecasted to
	2021		2020	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,728.5		1,256.9	2027
Natural Gas Basis Swaps (Bcf)	1,239.4	*	1,294.1	2027
Interest Rate Swaps	$410,000		$569,972	2024
*Net of purchased natural gas basis swaps of 3.4 Bcf.

The gross fair value of CNX's derivative instruments was as follows:

	September 30,	December 31,
	2021	2020
Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$—	$53,668
Basis Only Swaps	83,841	30,848
Interest Rate Swaps	29	141
Total Current Assets	$83,870	$84,657

Other Non-Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$6,665	$134,661
Basis Only Swaps	172,511	52,903
Interest Rate Swaps	—	673
Total Other Non-Current Assets	$179,176	$188,237

Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$1,133,730	$23,506
Basis Only Swaps	31,413	14,491
Interest Rate Swaps	3,454	4,332
Total Current Liabilities	$1,168,597	$42,329

Non-Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$834,009	$59,388
Basis Only Swaps	19,987	57,150
Interest Rate Swaps	4,771	10,752
Total Non-Current Liabilities	$858,767	$127,290

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash (Paid) Received in Settlement of Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	$(161,887)	$72,062	$(171,829)	$382,891
Basis Swaps	30,796	18,248	32,784	836
Total Cash (Paid) Received in Settlement of Commodity Derivative Instruments	(131,091)	90,310	(139,045)	383,727

Unrealized (Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	(1,339,362)	(369,121)	(2,066,509)	(550,694)
Basis Swaps	(36,817)	109,977	192,840	49,972
Total Unrealized Loss on Commodity Derivative Instruments	(1,376,179)	(259,144)	(1,873,669)	(500,722)

(Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	(1,501,249)	(297,059)	(2,238,338)	(167,803)
Basis Swaps	(6,021)	128,225	225,624	50,808
Total Loss on Commodity Derivative Instruments	$(1,507,270)	$(168,834)	$(2,012,714)	$(116,995)

The effect of interest rate swaps on Interest Expense in the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash Paid in Settlement of Interest Rate Swaps	$(2,154)	$(1,257)	$(4,621)	$(1,850)
Unrealized Gain (Loss) on Interest Rate Swaps	1,416	(152)	6,075	(14,389)
(Loss) Gain on Interest Rate Swaps	$(738)	$(1,409)	$1,454	$(16,239)

Cash Received in Settlement of Commodity Derivative Instruments for the nine months ended September 30, 2020 includes $54,982 related to the monetization of certain NYMEX commodity swaps. The monetization resulted from reducing the contract swap prices of certain 2022, 2023 and 2024 NYMEX natural gas swap contracts. The notional quantities of the contracts were not changed by this monetization. In addition, Cash Received in Settlement of Commodity Derivative Instruments for the nine months ended September 30, 2020 included $5,851 related to the monetization and termination of approximately 8 million MMBtus of NYMEX natural gas hedges and a similar quantity of financial basis hedges that were to settle at various times from October through November of 2020. Net proceeds received from the monetizations are classified as operating cash flows in the Consolidated Statements of Cash Flows.

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
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at September 30, 2021			Fair Value Measurements at December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Gas Derivatives	$—	$(1,756,122)	$—	$—	$117,545	$—
Interest Rate Swaps	$—	$(8,196)	$—	$—	$(14,270)	$—

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents (Excluding Restricted Cash)	$365	$365	$15,617	$15,617
Restricted Cash*	$220,386	$220,386	$5,982	$5,982
Long-Term Debt (Excluding Debt Issuance Costs)	$2,453,932	$2,719,220	$2,450,853	$2,638,251
*The September 30, 2021 restricted cash balance is located in current assets in the Consolidated Balance Sheets. The December 31, 2020 restricted cash balance includes $735 and $5,247 located in current assets and other non-current assets, respectively, in the Consolidated Balance Sheets.
Cash and cash equivalents and restricted cash represent highly-liquid instruments and constitute Level 1 fair value measurements. Certain of the Company’s debt is actively traded on a public market and, as a result, constitute Level 1 fair value measurements. The portion of the Company’s debt obligations that is not actively traded is valued through reference to the applicable underlying benchmark rate and, as a result, constitute Level 2 fair value measurements.

NOTE 13—ACQUISITIONS AND DISPOSITIONS:

On July 26, 2020, CNX entered into an Agreement and Plan of Merger (the "Merger Agreement") with CNXM, CNX Midstream GP LLC (the "General Partner") and CNX Resources Holding LLC, a wholly owned subsidiary of CNX ("Merger Sub"), pursuant to which Merger Sub merged with and into CNXM with CNXM surviving as an indirect wholly owned subsidiary of CNX (the "Merger"). On September 28, 2020, the Merger was completed and CNX issued 37,054,223 shares of common stock to acquire the 42,107,071 common units of CNXM not owned by CNX prior to the Merger at a fixed exchange ratio of 0.88 shares of CNX common stock for each CNXM common unit, for total implied consideration of $384,623. As a result of the Merger, CNXM’s common units are no longer publicly traded.

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

Prior to the effective time of the Merger on September 28, 2020, public unitholders held a 46.9% equity interest in CNXM and CNX owned the remaining 53.1% equity interest. The earnings of CNXM that were attributed to its common units held by the public prior to the Merger are reflected in Net Income Attributable to Noncontrolling Interest in the Consolidated Statements of Income. There were no changes in CNX's ownership interest in CNXM during the three or nine months ended September 30, 2021.

The CNXM Credit Facility (See Note 7 - Revolving Credit Facilities) and the CNXM Senior Notes due March 2026 (See Note 9 - Long-Term Debt) were not impacted by the Merger.

The Company incurred $4,518 and $4,737 of transaction costs directly attributable to the Merger during the three and nine months ended September 30, 2020, respectively, including financial advisory, legal service and other professional fees, which were recorded to Other Expense in the Consolidated Statements of Income.

NOTE 14—SEGMENT INFORMATION:
The Company reports segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.
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

Industry segment results for the three months ended September 30, 2021 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGL and Oil Revenue	$536,412	$49,107	$396	$585,915	(A)
Purchased Gas Revenue	—	—	16,311	16,311
Loss on Commodity Derivative Instruments	(119,429)	(11,620)	(1,376,221)	(1,507,270)
Other Revenue and Operating Income	19,050	—	5,733	24,783	(B)
Total Revenue and Other Operating Income (Loss)	$436,033	$37,487	$(1,353,781)	$(880,261)
Total Operating Expense	$206,703	$30,124	$68,031	$304,858
Earnings (Loss) Before Income Tax	$229,330	$7,363	$(1,469,140)	$(1,232,447)
Segment Assets	$6,076,533	$1,057,543	$1,094,077	$8,228,153	(C)
Depreciation, Depletion and Amortization	$111,643	$14,031	$4,060	$129,734
Capital Expenditures	$94,317	$2,105	$341	$96,763

(A)    Included in Total Natural Gas, NGL and Oil Revenue are sales of $93,499 to Citadel Energy Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(B)    Includes midstream revenue of $19,050 and equity in earnings of unconsolidated affiliates of $995 for Shale and Other, respectively.
(C)    Includes investments in unconsolidated equity affiliates of $17,020.

Industry segment results for the three months ended September 30, 2020 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGL and Oil Revenue	$155,792	$25,667	$754	$182,213	(D)
Purchased Gas Revenue	—	—	31,541	31,541
Gain (Loss) on Commodity Derivative Instruments	79,773	10,518	(259,125)	(168,834)
Other Revenue and Operating Income	16,689	—	4,466	21,155	(E)
Total Revenue and Other Operating Income (Loss)	$252,254	$36,185	$(222,364)	$66,075
Total Operating Expense	$165,587	$30,439	$83,479	$279,505
Earnings (Loss) Before Income Tax	$86,667	$5,746	$(342,485)	$(250,072)
Segment Assets	$6,070,356	$1,125,312	$933,506	$8,129,174	(F)
Depreciation, Depletion and Amortization	$94,617	$15,763	$4,084	$114,464
Capital Expenditures	$105,988	$2,310	$37	$108,335

(D)    Included in Total Natural Gas, NGL and Oil Revenue are sales of $35,645 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(E)    Includes midstream revenue of $16,689 and equity in earnings of unconsolidated affiliates of $396 for Shale and Other, respectively.
(F)    Includes investments in unconsolidated equity affiliates of $15,685.

Industry segment results for the nine months ended September 30, 2021 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGL and Oil Revenue	$1,211,239	$124,516	$833	$1,336,588	(A)
Purchased Gas Revenue	—	—	66,500	66,500
Loss on Commodity Derivative Instruments	(126,641)	(12,359)	(1,873,714)	(2,012,714)
Other Revenue and Operating Income	56,795	—	18,432	75,227	(B)
Total Revenue and Other Operating Income (Loss)	$1,141,393	$112,157	$(1,787,949)	$(534,399)
Total Operating Expense	$587,409	$86,883	$211,080	$885,372
Earnings (Loss) Before Income Tax	$553,984	$25,274	$(2,122,478)	$(1,543,220)
Segment Assets	$6,076,533	$1,057,543	$1,094,077	$8,228,153	(C)
Depreciation, Depletion and Amortization	$325,529	$43,779	$11,976	$381,284
Capital Expenditures	$342,665	$5,749	$736	$349,150

(A)    Included in Total Natural Gas, NGL and Oil Revenue are sales of $193,964 to Citadel Energy Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(B)    Includes midstream revenue of $56,795 and equity in earnings of unconsolidated affiliates of $3,499 for Shale and Other, respectively.
(C)    Includes investments in unconsolidated equity affiliates of $17,020.

Industry segment results for the nine months ended September 30, 2020 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGL and Oil Revenue	$528,913	$79,319	$1,251	$609,483	(D)
Purchased Gas Revenue	—	—	78,324	78,324
Gain (Loss) on Commodity Derivative Instruments	266,488	33,210	(416,693)	(116,995)	(E)
Other Revenue and Operating Income	47,286	—	13,177	60,463	(F)
Total Revenue and Other Operating Income (Loss)	$842,687	$112,529	$(323,941)	$631,275
Total Operating Expense	$511,653	$94,113	$779,532	$1,385,298
Earnings (Loss) Before Income Tax	$331,034	$18,416	$(1,216,459)	$(867,009)
Segment Assets	$6,070,356	$1,125,312	$933,506	$8,129,174	(G)
Depreciation, Depletion and Amortization	$295,648	$49,903	$11,623	$357,174
Capital Expenditures	$385,763	$6,796	$2,677	$395,236

(D)    Included in Total Natural Gas, NGL and Oil Revenue are sales of $115,011 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(E) Included in Other is a realized gain on commodity derivative instruments of $83,997 related to the monetization of hedges (see Note 11 - Derivative Instruments for more information).
(F)    Includes midstream revenue of $47,286 and equity in losses of unconsolidated affiliates of $1,025 for Shale and Other, respectively.
(G)    Includes investments in unconsolidated equity affiliates of $15,685.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating (Loss) Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Total Segment Revenue from Contracts with External Customers	$621,276	$230,443	$1,459,883	$735,093
Loss on Commodity Derivative Instruments	(1,507,270)	(168,834)	(2,012,714)	(116,995)
Other Operating Income	5,733	4,466	18,432	13,177
Total Consolidated Revenue and Other Operating (Loss) Income	$(880,261)	$66,075	$(534,399)	$631,275

NOTE 15—STOCK REPURCHASE:
On January 26, 2021, the Company’s Board of Directors approved an increase in the aggregate amount of the previous $750,000 stock repurchase program plan to $900,000, and on October 25, 2021, the Board of Directors approved an additional increase in the aggregate amount of the stock repurchase program plan to $1,900,000. As of October 25, 2021, the amount available under the stock repurchase program is $1,123,738, and is not subject to an expiration date. The repurchases may be affected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans. During the nine months ended September 30, 2021, 9,804,958 shares were repurchased and retired at an average price of $12.38 per share for a total cost of $121,557. There were no shares repurchased and retired during the nine months ended September 30, 2020.

NOTE 16—RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-04 - Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU provides guidance on how an issuer would measure and recognize the effect of these transactions. Specifically, it provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted. The Company is still evaluating the effect of adopting this guidance.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q. The information provided below supplements, but does not form part of, CNX's financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from any such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact future operating performance or financial condition, please see "Part II. Item 1A. Risk Factors" and the section entitled "Forward-Looking Statements" and the "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2020, which we filed with the SEC on February 9, 2021 (the "Form 2020 10-K"). CNX does not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

General

COVID-19 Update:

CNX continues to monitor the current and potential impacts of the coronavirus COVID-19 ("COVID-19") pandemic on all aspects of our business and geographies, including how it has impacted, and may in the future impact, our operations, financial results, liquidity, contractors, customers, employees and vendors. The Company also continues to monitor a number of factors that may cause actual results of operations to differ from our historical results or current expectations. These and other factors could affect the Company’s operations, earnings and cash flows for any period and could cause such results to not be comparable to those of the same period in previous years. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

While CNX did not incur significant disruptions to operations during the three or nine months ended September 30, 2021 or 2020 as a direct result of the COVID-19 pandemic, CNX is unable to predict the full extent of the future impact that the COVID-19 pandemic could have on the Company, including our financial position, operating results, liquidity and ability to obtain financing in future reporting periods, due to numerous uncertainties outside the Company’s control.

Hedging Update:

Total hedged natural gas production in the 2021 fourth quarter is 130.6(1) Bcf. The annual gas hedge position is shown in the table below:

	2021	2022
Volumes Hedged (Bcf), as of 10/7/21	493.0(1)(2)	470.8
1Net of purchased swaps.
2Includes actual settlements of 384.5 Bcf.

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

Results of Operations - Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Net Loss Attributable to CNX Resources Shareholders

CNX reported a net loss attributable to CNX Resources shareholders of $873 million, or a loss per diluted share of $4.05, for the three months ended September 30, 2021, compared to a net loss attributable to CNX Resources shareholders of $205 million, or a loss per diluted share of $1.03, for the three months ended September 30, 2020.

	For the Three Months Ended September 30,
(Dollars in thousands)	2021	2020	Variance
Net Loss	$(872,921)	$(188,793)	$(684,128)
Less: Net Income Attributable to Noncontrolling Interest	—	15,905	(15,905)
Net Loss Attributable to CNX Resources Shareholders	$(872,921)	$(204,698)	$(668,223)

Included in the loss for the three months ended September 30, 2021 was an unrealized loss on commodity derivative instruments of $1,376 million. Included in the loss for the three months ended September 30, 2020 was an unrealized loss on commodity derivative instruments of $259 million.

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

Non-GAAP Financial Measures Reconciliation

	For the Three Months Ended September 30,
(Dollars in millions)	2021	2020
Total Revenue and Other Operating (Loss) Income	$(880)	$66
Add (Deduct):
Purchased Gas Revenue	(16)	(32)
Loss on Commodity Derivative Instruments and Monetization	1,376	259
Other Revenue and Operating Income	(25)	(21)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$455	$272

Total Operating Expense	$305	$280
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(4)	(2)
Exploration and Production Related Other Costs	(3)	(2)
Purchased Gas Costs	(14)	(32)
Selling, General and Administrative Costs	(25)	(23)
Other Operating Expense	(21)	(24)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$238	$197

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

	For the Three Months Ended September 30,
	2021		2020		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		153.5		115.7		37.8

Natural Gas, NGL and Oil Revenue	$586	$3.88	$182	$1.53	$404	$2.35
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement - Gas	(131)	(0.92)	90	0.83	(221)	(1.75)
Sales of Natural Gas, NGL and Oil, including Cash Settlements	455	2.96	272	2.36	183	0.60
Lease Operating Expense	11	0.07	10	0.09	1	(0.02)
Production, Ad Valorem, and Other Fees	10	0.06	6	0.05	4	0.01
Transportation, Gathering and Compression	91	0.59	69	0.59	22	—
Depreciation, Depletion and Amortization (DD&A)	126	0.83	112	0.98	14	(0.15)
Natural Gas, NGL and Oil Production Costs	238	1.55	197	1.71	41	(0.16)
Natural Gas, NGL and Oil Production Margin	$217	$1.41	$75	$0.65	$142	$0.76

*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 37.8 Bcfe increase in total sales volumes in the period-to period comparison was primarily due to the turn-in-line of new wells throughout 2020 and 2021, offset in part by normal production declines.

Changes in the average costs per Mcfe were primarily related to the following items:

•Lease operating expense decreased on a per unit basis as a result of increased production volumes.
•Depreciation, depletion and amortization expense decreased on a per unit basis as a result of low cost reserve additions from development during the 2020 period in Southwest Pennsylvania (SWPA), and the addition of proved undeveloped Shale wells in Central Pennsylvania (CPA).

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Three Months Ended September 30,
in thousands (unless noted)	2021	2020	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	10,145	6,885	3,260	47.3%
Sales Volume (Mbbls)	1,691	1,147	544	47.4%
Gross Price ($/Bbl)	37.14	13.14	24.00	182.6%
Gross NGL Revenue	62,792	15,053	47,739	317.1%

Oil/Condensate:
Sales Volume (MMcfe)	831	624	207	33.2%
Sales Volume (Mbbls)	138	104	34	32.7%
Gross Price ($/Bbl)	59.97	39.50	20.47	51.8%
Gross Oil/Condensate Revenue	8,302	4,106	4,196	102.2%

NATURAL GAS
Sales Volume (MMcf)	142,541	108,190	34,351	31.8%
Sales Price ($/Mcf)	3.61	1.51	2.10	139.1%
Gross Natural Gas Revenue	514,821	163,054	351,767	215.7%

Hedging Impact ($/Mcf)	(0.92)	0.83	(1.75)	(210.8)%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement	(131,091)	90,311	(221,402)	(245.2)%

The increase in gross revenue was primarily the result of the $2.10 per Mcf increase in general natural gas prices, when excluding the impact of hedging, the 37.8 Bcfe increase in sales volumes, and the $24.00 per Bbl increase in NGL prices. These increases were offset, in-part, by the impact of the change in the realized (loss) gain on commodity derivative instruments related to the Company's hedging program.

SEGMENT ANALYSIS for the three months ended September 30, 2021 compared to the three months ended September 30, 2020:

	For the Three Months Ended				Difference to Three Months Ended
	September 30, 2021				September 30, 2020
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$536	$49	$1	$586	$380	$23	$1	$404
Loss on Commodity Derivative Instruments	(119)	(12)	(1,376)	(1,507)	(199)	(23)	(1,116)	(1,338)
Purchased Gas Revenue	—	—	16	16	—	—	(16)	(16)
Other Revenue and Operating Income	19	—	6	25	2	—	2	4
Total Revenue and Other Operating Income (Loss)	436	37	(1,353)	(880)	183	—	(1,129)	(946)
Lease Operating Expense	8	3	—	11	1	(1)	1	1
Production, Ad Valorem, and Other Fees	8	2	—	10	3	1	—	4
Transportation, Gathering and Compression	79	11	1	91	19	1	2	22
Depreciation, Depletion and Amortization	112	14	4	130	18	(2)	—	16
Exploration and Production Related Other Costs	—	—	3	3	—	—	1	1
Purchased Gas Costs	—	—	14	14	—	—	(18)	(18)
Other Operating Expense	—	—	21	21	—	—	(3)	(3)
Selling, General and Administrative Costs	—	—	25	25	—	—	2	2
Total Operating Expense	207	30	68	305	41	(1)	(15)	25
Other Expense	—	—	3	3	—	—	1	1
Gain on Asset Sales and Abandonments, net	—	—	(12)	(12)	—	—	(8)	(8)
Loss on Debt Extinguishment	—	—	19	19	—	—	19	19
Interest Expense	—	—	37	37	—	—	(1)	(1)
Total Other Expense	—	—	47	47	—	—	11	11
Total Costs and Expenses	207	30	115	352	41	(1)	(4)	36
Earnings (Loss) Before Income Tax	$229	$7	$(1,468)	$(1,232)	$142	$1	$(1,125)	$(982)

        SHALE SEGMENT

The Shale segment had earnings before income tax of $229 million for the three months ended September 30, 2021 compared to earnings before income tax of $87 million for the three months ended September 30, 2020.

	For the Three Months Ended September 30,
	2021	2020	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	130.3	95.2	35.1	36.9%
NGLs Sales Volumes (Bcfe)*	10.1	6.9	3.2	46.4%
Oil/Condensate Sales Volumes (Bcfe)*	0.8	0.5	0.3	60.0%
Total Shale Sales Volumes (Bcfe)*	141.2	102.6	38.6	37.6%

Average Sales Price - Natural Gas (per Mcf)	$3.57	$1.44	$2.13	147.9%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$(0.92)	$0.84	$(1.76)	(209.5)%
Average Sales Price - NGLs (per Mcfe)*	$6.19	$2.18	$4.01	183.9%
Average Sales Price - Oil/Condensate (per Mcfe)*	$9.99	$6.27	$3.72	59.3%

Total Average Shale Sales Price (per Mcfe)	$2.95	$2.30	$0.65	28.3%
Average Shale Lease Operating Expenses (per Mcfe)	0.06	0.07	(0.01)	(14.3)%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.06	0.04	0.02	50.0%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.56	0.58	(0.02)	(3.4)%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.78	0.93	(0.15)	(16.1)%
Total Average Shale Production Costs (per Mcfe)	$1.46	$1.62	$(0.16)	(9.9)%
Total Average Shale Production Margin (per Mcfe)	$1.49	$0.68	$0.81	119.1%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.

The Shale segment had natural gas, NGLs and oil/condensate revenue of $536 million for the three months ended September 30, 2021 compared to $156 million for the three months ended September 30, 2020. The $380 million increase was due primarily to a 147.9% increase in the average sales price for natural gas, a 37.6% increase in total Shale sales volumes, and a 183.9% increase in the average sales price of NGLs. The increase in total Shale volumes was primarily due to the turn-in-line of new wells throughout 2020 and 2021. The increase was also due to the temporary shut-in of new turn-in-line wells in 2020 due to low natural gas prices, offset in part by normal production declines.

The increase in total average Shale sales price was primarily due to a $2.13 per Mcf increase in average gas sales price and a $4.01 per Mcfe increase in the average NGL sales price. These increases were offset in part by a $1.76 per Mcf change in the realized (loss) gain on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 103.8 Bcf of the Company's produced Shale gas sales volumes for the three months ended September 30, 2021 at an average loss of $1.15 per Mcf hedged. For the three months ended September 30, 2020, these financial hedges represented approximately 89.3 Bcf at an average gain of $0.89 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $207 million for the three months ended September 30, 2021 compared to $166 million for the three months ended September 30, 2020. The increase in total dollars and decrease in unit costs for the Shale segment were due to the following items:

•Shale production, ad valorem and other fees were $8 million for the three months ended September 30, 2021 compared to $5 million for the three months ended September 30, 2020. The increases in total dollars and unit costs were primarily due to the increase in the total average sales price, as well as production volumes.

•Shale transportation, gathering and compression costs were $79 million for the three months ended September 30, 2021 compared to $60 million for the three months ended September 30, 2020. The increase in total dollars and decrease in unit costs were primarily due to the increase in production volumes.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $112 million for the three months ended September 30, 2021 compared to $94 million for the three months ended September 30, 2020. The increase in total dollars was due to the increase in production volumes. These amounts included depletion on a unit of production basis of $0.69 per Mcfe and $0.80 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of low-cost reserve additions from development in 2020 in SWPA as well as the addition of proved undeveloped Shale reserves in CPA. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third-parties. The Shale segment had other revenue and operating income of $19 million for the three months ended September 30, 2021 compared to $17 million for the three months ended September 30, 2020. The increase in the period-to-period comparison was primarily due to temporary production curtailments by third party customers that occurred in the 2020 period. Those curtailments were restored to full production in the latter half of 2020.

COALBED METHANE (CBM) SEGMENT

The CBM segment had earnings before income tax of $7 million for the three months ended September 30, 2021 compared to earnings before income tax of $6 million for the three months ended September 30, 2020.

	For the Three Months Ended September 30,
	2021	2020	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	12.2	13.0	(0.8)	(6.2)%

Average Sales Price - Gas (per Mcf)	$4.01	$1.98	$2.03	102.5%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(0.95)	$0.81	$(1.76)	(217.3)%

Total Average CBM Sales Price (per Mcf)	$3.06	$2.79	$0.27	9.7%
Average CBM Lease Operating Expenses (per Mcf)	0.26	0.28	(0.02)	(7.1)%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.15	0.09	0.06	66.7%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.91	0.76	0.15	19.7%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.14	1.21	(0.07)	(5.8)%
Total Average CBM Production Costs (per Mcf)	$2.46	$2.34	$0.12	5.1%
Total Average CBM Production Margin (per Mcf)	$0.60	$0.45	$0.15	33.3%
The CBM segment had natural gas revenue of $49 million for the three months ended September 30, 2021 compared to $26 million for the three months ended September 30, 2020. The $23 million increase was due to a 102.5% increase in the average sales price for natural gas in the current period, offset in part by the 6.2% decrease in total CBM sales volumes. The decrease in CBM sales volumes was primarily due to normal production declines.

The total average CBM sales price increased $0.27 per Mcf due to a $2.03 per Mcf increase in average gas sales price, offset in part by a $1.76 per Mcf change in the realized (loss) gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 9.1 Bcf of the Company's produced CBM sales volumes for the three months ended September 30, 2021 at an average loss of $1.28 per Mcf hedged. For the three months ended September 30, 2020, these financial hedges represented approximately 11.8 Bcf at an average gain of $0.89 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $30 million for the three months ended September 30, 2021 compared to $31 million for the three months ended September 30, 2020. The decrease in total dollars and increase in unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $3 million for the three months ended September 30, 2021 compared to $4 million for the three months ended September 30, 2020. The decreases in total dollars and unit costs were primarily due to the decreases in repairs and maintenance and water disposal costs.

•CBM transportation, gathering and compression costs were $11 million for the three months ended September 30, 2021 compared to $10 million for the three months ended September 30, 2020. The increases in total dollars and unit costs were primarily due to an increase in firm transportation expense.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $14 million for the three months ended September 30, 2021 compared to $16 million for the three months ended September 30, 2020. These amounts included depletion on a unit of production basis of $0.66 per Mcfe and $0.67 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of the production mix. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER SEGMENT

The Other Segment includes nominal shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, exploration and production related other costs, as well as various other expenses that are managed outside the Shale and CBM segments such as SG&A, interest expense and income taxes.

The Other Segment had a loss before income tax of $1,468 million for the three months ended September 30, 2021 compared to a loss before income tax of $343 million for the three months ended September 30, 2020. The decrease in total dollars is discussed below.

	For the Three Months Ended September 30,
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

Loss on Commodity Derivative Instruments

For the three months ended September 30, 2021, the Other Segment recognized an unrealized loss on commodity derivative instruments of $1,376 million. For the three months ended September 30, 2020, the Other Segment recognized an unrealized loss on commodity derivative instruments of $259 million as well as cash settlements paid of $1 million. The unrealized loss on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis. See Note 11 - Derivative Instruments in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Purchased Gas

Purchased gas volumes represent volumes of natural gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenues were $16 million for the three months ended September 30, 2021 compared to $32 million for the three months ended September 30, 2020. Purchased gas costs were $14 million for the three months ended September 30, 2021 compared to $32 million for the three months ended September 30, 2020. The period-to-period decrease in purchased gas revenue was due to a decrease in purchased gas sales volumes, offset in part by an increase in averages sales price.

	For the Three Months Ended September 30,
	2021	2020	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	3.8	20.7	(16.9)	(81.6)%
Average Sales Price (per Mcf)	$4.33	$1.52	$2.81	184.9%
Purchased Gas Average Cost (per Mcf)	$3.77	$1.53	$2.24	146.4%

Other Operating Income

	For the Three Months Ended September 30,
(in millions)	2021	2020	Variance	Percent Change
Equity Income from Affiliates	$1	$—	$1	100.0%
Water Income	2	1	1	100.0%
Excess Firm Transportation Income	3	3	—	—%
Total Other Operating Income	$6	$4	$2	50.0%

•Equity income from affiliates primarily represents CNX's share of earnings from a 50% interest in a power plant located within CNX’s CBM field. Power generated from the facility is sold into wholesale electricity markets during times of peak energy consumption. Due to the plant consuming coal mine methane gas, the plant qualifies for Pennsylvania Tier I Renewable Energy Credits.
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

Exploration and Production Related Other Costs

	For the Three Months Ended September 30,
(in millions)	2021	2020	Variance	Percent Change
Lease Expiration Costs	$2	$1	$1	100.0%
Land Rentals	1	1	—	—%
Total Exploration and Production Related Other Costs	$3	$2	$1	50.0%

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

	For the Three Months Ended September 30,
(in millions)	2021	2020	Variance	Percent Change
Long-Term Equity-Based Compensation (Non-Cash)	$3	$2	$1	50.0%
Short-Term Incentive Compensation	3	3	—	—%
Salaries, Wages and Employee Benefits	6	8	(2)	(25.0)%
Other	13	10	3	30.0%
Total SG&A	$25	$23	$2	8.7%

•Salaries, wages and employee benefits decreased in the period-to-period comparison primarily due to a decrease in employees.
•Other increased in the period-to-period comparison primarily due to an increase in legal and consulting professional services.

Other Operating Expense

	For the Three Months Ended September 30,
(in millions)	2021	2020	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$13	$20	$(7)	(35.0)%
Idle Equipment and Service Charges	—	2	(2)	(100.0)%
Insurance Expense	1	1	—	—%
Litigation Settlements	5	—	5	100.0%
Other	2	1	1	100.0%
Total Other Operating Expense	$21	$24	$(3)	(12.5)%

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
•Idle equipment and service charges relate to the temporary idling of certain of the Company's natural gas drilling rigs as well as related equipment and other services that may be needed in the natural gas drilling and completions process. The decrease in the period-to-period comparison was the result of one of CNX's drilling rigs being idled in the prior period.

Other Expense

	For the Three Months Ended September 30,
(in millions)	2021	2020	Variance	Percent Change
Other Income
Interest Income	$—	$2	$(2)	(100.0)%
Other	3	6	(3)	(50.0)%
Total Other Income	$3	$8	$(5)	(62.5)%

Other Expense
Merger-Related Costs	$—	$5	$(5)	(100.0)%
Bank Fees	3	3	—	—%
Professional Services	2	1	1	100.0%
Other Corporate Expense	1	1	—	—%
Total Other Expense	$6	$10	$(4)	(40.0)%

Total Other Expense	$3	$2	$1	50.0%

•Other income decreased in the period-to-period comparison primarily due to the receipt of a severance tax refund related to a prior period in the three months ended September 30, 2020 as well as additional interest income related to the alternative minimum tax credit refund CNX received (See Note 4 - Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).
•Merger-related costs consist of transaction costs directly attributable to the CNXM Merger (See Note 13 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information), including financial advisory, legal service and other professional fees, which were recorded to Other Expense in the Consolidated Statements of Income.

Gain on Asset Sales and Abandonments, net

A gain on asset sales of $12 million related to the sale of various non-core assets was recognized in the three months ended September 30, 2021 compared to a gain of $4 million in the three months ended September 30, 2020.

Loss on Debt Extinguishment

A loss on debt extinguishment of $19 million was recognized in the three months ended September 30, 2021 in connection with the purchase of a portion of the CNXM 6.50% Senior Notes due March 2026 and the repayment and termination of the Cardinal States Gathering Company LLC and CSG Holdings II LLC non-revolving credit facilities. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Interest Expense

	For the Three Months Ended September 30,
(in millions)	2021	2020	Variance	Percent Change
Total Interest Expense	$37	$38	$(1)	(2.6)%

•Interest expense decreased $1 million quarter over quarter. The Company purchased the remaining $894 million of the 5.875% Senior Notes due April 2022 during the year ended December 31, 2020, purchased a portion of the 6.50% Senior Notes due March 2026 during the quarter ended September 30, 2021, repaid in full and terminated the Cardinal States Gathering Company LLC and CSG Holdings II LLC non-revolving credit facilities during the quarter ended September 30, 2021, had lower average borrowings on the CNX senior secured revolving credit facility (the "CNX Credit Facility"), and had higher unrealized gains on interest rate swap agreements. These decreases were offset in part by interest related to the addition of $500 million of Senior Notes due 2029, and $200 million of Senior Notes due 2027. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Three Months Ended September 30,
(in millions)	2021	2020	Variance	Percent Change
Total Company Loss Before Income Tax	$(1,232)	$(250)	$(982)	(392.8)%
Income Tax Benefit	$(360)	$(61)	$(299)	(490.2)%
Effective Income Tax Rate	29.2%	24.5%	4.7%

The effective income tax rate was 29.2% for the three months ended September 30, 2021 compared to 24.5% for the three months ended September 30, 2020. The effective rate for the three months ended September 30, 2021 differs from the U.S. federal statutory rate of 21% primarily due to the impact of federal tax credits, equity compensation and state income taxes. The effective rate for the three months ended September 30, 2020 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation and state income taxes (See Note 4 - Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

Results of Operations - Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

Net Loss Attributable to CNX Resources Shareholders
CNX reported a net loss attributable to CNX Resources shareholders of $1,129 million, or a loss per diluted share of $5.17, for the nine months ended September 30, 2021, compared to a net loss attributable to CNX Resources shareholders of $680 million, or a loss per diluted share of $3.56, for the nine months ended September 30, 2020.

	For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Variance
Net Loss	$(1,128,956)	$(624,502)	$(504,454)
Less: Net Income Attributable to Noncontrolling Interest	—	55,031	(55,031)
Net Loss Attributable to CNX Resources Shareholders	$(1,128,956)	$(679,533)	$(449,423)

Included in the loss for the nine months ended September 30, 2021 was an unrealized loss on commodity derivative instruments of $1,874 million. Included in the loss for the nine months ended September 30, 2020 was an unrealized loss on commodity derivative instruments of $501 million, a $62 million non-cash impairment charge related to exploration and production properties specific to our Southwestern Pennsylvania (SWPA) CBM asset group (See Note 5 - Property, Plant and Equipment in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information), and a $473 million non-cash impairment charge related to goodwill (See Note 6 - Goodwill and Other Intangible Assets in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

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

Non-GAAP Financial Measures Reconciliation

	For the Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Total Revenue and Other Operating (Loss) Income	$(534)	$631
Add (Deduct):
Purchased Gas Revenue	(67)	(78)
Loss on Commodity Derivative Instruments and Monetization	1,874	417
Other Revenue and Operating Income	(75)	(61)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$1,198	$909

Total Operating Expense	$885	$1,386
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(8)	(8)
Exploration and Production Related Other Costs	(8)	(9)
Purchased Gas Costs	(61)	(77)
Impairment of Exploration and Production Properties	—	(62)
Impairment of Goodwill	—	(473)
Selling, General and Administrative Costs	(77)	(76)
Other Operating Expense	(52)	(71)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$679	$610

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

	For the Nine Months Ended September 30,
	2021		2020		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		432.1		364.6		67.5

Natural Gas, NGL and Oil Revenue	$1,337	$3.11	$609	$1.62	$728	$1.49
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement - Gas**	(139)	(0.34)	300	0.87	(439)	(1.21)
Sales of Natural Gas, NGL and Oil, including Cash Settlements	1,198	2.77	909	2.49	289	0.28
Lease Operating Expense	31	0.07	31	0.08	—	(0.01)
Production, Ad Valorem, and Other Fees	23	0.06	17	0.04	6	0.02
Transportation, Gathering and Compression	252	0.58	212	0.58	40	—
Depreciation, Depletion and Amortization (DD&A)	373	0.86	350	0.97	23	(0.11)
Natural Gas, NGL and Oil Production Costs	679	1.57	610	1.67	69	(0.10)
Natural Gas, NGL and Oil Production Margin	$519	$1.20	$299	$0.82	$220	$0.38

*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.
**Excluding hedge monetizations.

The 67.5 Bcfe increase in volumes in the period-to period comparison was primarily due to the turn-in-line of new wells throughout 2020 and 2021. Additionally, in 2020 the Company temporarily shut-in new turn-in-line wells as a result of low natural gas and NGL pricing. The increases were offset in part by normal production declines.

Changes in the average costs per Mcfe were primarily related to the following items:

•Lease operating expense decreased on a per unit basis as a result of increased production volume.
•Production, ad valorem and other fees increased on a per unit basis as a result of increased realized prices on natural gas and natural gas liquids as well as the change in production mix by state as new wells are turned-in-line.
•Depreciation, depletion and amortization expense decreased on a per unit basis as a result of low cost reserve additions from development during the 2020 period in SWPA, the addition of proved undeveloped Shale wells in the Central Pennsylvania (CPA), and an impairment recognized in CBM in the 2020 period.

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Nine Months Ended September 30,
in thousands (unless noted)	2021	2020	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	26,083	19,927	6,156	30.9%
Sales Volume (Mbbls)	4,347	3,321	1,026	30.9%
Gross Price ($/Bbl)	$31.32	$12.24	$19.08	155.9%
Gross NGL Revenue	$136,176	$40,691	$95,485	234.7%

Oil/Condensate:
Sales Volume (MMcfe)	1,922	1,236	686	55.5%
Sales Volume (Mbbls)	320	206	114	55.3%
Gross Price ($/Bbl)	$53.80	$37.01	$16.79	45.4%
Gross Oil/Condensate Revenue	$17,234	$7,630	$9,604	125.9%

NATURAL GAS
Sales Volume (MMcf)	404,055	343,403	60,652	17.7%
Sales Price ($/Mcf)	$2.93	$1.63	$1.30	79.8%
Gross Natural Gas Revenue	$1,183,178	$561,162	$622,016	110.8%

Hedging Impact ($/Mcf)	$(0.34)	$0.87	$(1.21)	(139.1)%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement*	$(139,045)	$299,730	$(438,775)	(146.4)%
* Excluding gains from hedge monetization.

The increase in gross revenue was primarily the result of the $1.30 per Mcf increase in general natural gas prices, when excluding the impact of hedging, the 67.5 Bcfe increase in sales volumes, and the $19.08 per Bbl increase in NGL prices. These increases were offset, in-part, by the impact of the change in the realized (loss) gain on commodity derivative instruments related to the Company's hedging program.

SEGMENT ANALYSIS for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:

	For the Nine Months Ended				Difference to Nine Months Ended
	September 30, 2021				September 30, 2020
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$1,211	$124	$2	$1,337	$682	$45	$1	$728
Loss on Commodity Derivative Instruments	(127)	(12)	(1,874)	(2,013)	(393)	(45)	(1,458)	(1,896)
Purchased Gas Revenue	—	—	67	67	—	—	(11)	(11)
Other Revenue and Operating Income	57	—	18	75	10	—	4	14
Total Revenue and Other Operating Income (Loss)	1,141	112	(1,787)	(534)	299	—	(1,464)	(1,165)
Lease Operating Expense	21	9	1	31	2	(2)	—	—
Production, Ad Valorem, and Other Fees	19	4	—	23	5	—	—	5
Transportation, Gathering and Compression	222	30	—	252	39	1	—	40
Depreciation, Depletion and Amortization	325	44	12	381	30	(6)	—	24
Impairment of Exploration and Production Properties	—	—	—	—	—	—	(62)	(62)
Impairment of Goodwill	—	—	—	—	—	—	(473)	(473)
Exploration and Production Related Other Costs	—	—	8	8	—	—	(1)	(1)
Purchased Gas Costs	—	—	61	61	—	—	(16)	(16)
Other Operating Expense	—	—	52	52	—	—	(19)	(19)
Selling, General and Administrative Costs	—	—	77	77	—	—	1	1
Total Operating Expense	587	87	211	885	76	(7)	(570)	(501)
Other Expense	—	—	13	13	—	—	1	1
Gain on Asset Sales and Abandonments, net	—	—	(22)	(22)	—	—	—	—
Loss on Debt Extinguishment	—	—	19	19	—	—	30	30
Interest Expense	—	—	114	114	—	—	(19)	(19)
Total Other Expense	—	—	124	124	—	—	12	12
Total Costs and Expenses	587	87	335	1,009	76	(7)	(558)	(489)
Earnings (Loss) Before Income Tax	$554	$25	$(2,122)	$(1,543)	$223	$7	$(906)	$(676)

        SHALE SEGMENT

The Shale segment had earnings before income tax of $554 million for the nine months ended September 30, 2021 compared to earnings before income tax of $331 million for the nine months ended September 30, 2020.

	For the Nine Months Ended September 30,
	2021	2020	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	366.4	304.0	62.4	20.5%
NGLs Sales Volumes (Bcfe)*	26.1	19.9	6.2	31.2%
Oil/Condensate Sales Volumes (Bcfe)*	1.9	1.2	0.7	58.3%
Total Shale Sales Volumes (Bcfe)*	394.4	325.1	69.3	21.3%

Average Sales Price - Natural Gas (per Mcf)	$2.89	$1.58	$1.31	82.9%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$(0.35)	$0.88	$(1.23)	(139.8)%
Average Sales Price - NGLs (per Mcfe)*	$5.22	$2.04	$3.18	155.9%
Average Sales Price - Oil/Condensate (per Mcfe)*	$8.96	$5.98	$2.98	49.8%

Total Average Shale Sales Price (per Mcfe)	$2.75	$2.45	$0.30	12.2%
Average Shale Lease Operating Expenses (per Mcfe)	0.05	0.06	(0.01)	(16.7)%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.05	0.04	0.01	25.0%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.56	0.56	—	—%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.83	0.92	(0.09)	(9.8)%
Total Average Shale Production Costs (per Mcfe)	$1.49	$1.58	$(0.09)	(5.7)%
Total Average Shale Production Margin (per Mcfe)	$1.26	$0.87	$0.39	44.8%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.

The Shale segment had natural gas, NGLs and oil/condensate revenue of $1,211 million for the nine months ended September 30, 2021 compared to $529 million for the nine months ended September 30, 2020. The $682 million increase was due primarily to an 82.9% increase in the average sales price for natural gas, a 21.3% increase in total Shale sales volumes, and a 155.9% increase in the average sales price of NGLs. The increase in total Shale volumes was primarily due to the turn-in-line of new wells throughout 2020 and the first half of 2021. The increase was also due to the temporary shut-in of new turn-in-line wells in 2020 due to low natural gas prices, offset in part by normal production declines.

The increase in total average Shale sales price was primarily due to a $1.31 per Mcf increase in average gas sales price and a $3.18 per Mcfe increase in the average NGL sales price. These increases were offset in part by a $1.23 per Mcf change in the realized (loss) gain on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 313.2 Bcf of the Company's produced Shale gas sales volumes for the nine months ended September 30, 2021 at an average loss of $0.40 per Mcf hedged. For the nine months ended September 30, 2020, these financial hedges represented approximately 296.6 Bcf at an average gain of $0.90 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $587 million for the nine months ended September 30, 2021 compared to $511 million for the nine months ended September 30, 2020. The increase in total dollars and decrease in unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $21 million for the nine months ended September 30, 2021 compared to $19 million for the nine months ended September 30, 2020. The increase in total dollars and decrease in unit costs were primarily related to the increase in production volumes.

•Shale production, ad valorem and other fees were $19 million for the nine months ended September 30, 2021 compared to $14 million for the nine months ended September 30, 2020. The increases in total dollars and unit costs were primarily due to increased realized prices on natural gas and natural gas liquids as well as the change in production mix by state as new wells are turned-in-line.

•Shale transportation, gathering and compression costs were $222 million for the nine months ended September 30, 2021 compared to $183 million for the nine months ended September 30, 2020. The increase in total dollars was primarily related to the increase in production volumes, increased processing costs due to a wetter production mix, and increased firm transportation costs.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $325 million for the nine months ended September 30, 2021 compared to $295 million for the nine months ended September 30, 2020. The increase in total dollars was due to the increase in production volumes. These amounts included depletion on a unit of production basis of $0.72 per Mcfe and $0.81 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of low-cost reserve additions from development in 2020 in SWPA as well as the addition of proved undeveloped Shale reserves in CPA. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third-parties. The Shale segment had other revenue and operating income of $57 million for the nine months ended September 30, 2021 compared to $47 million for the nine months ended September 30, 2020. The increase in the period-to-period comparison was primarily due to temporary production curtailments by third party customers that occurred in the 2020 period. Those curtailments were restored to full production in the latter half of 2020.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $25 million for the nine months ended September 30, 2021 compared to earnings before income tax of $18 million for the nine months ended September 30, 2020.

	For the Nine Months Ended September 30,
	2021	2020	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	37.5	39.3	(1.8)	(4.6)%

Average Sales Price - Gas (per Mcf)	$3.32	$2.02	$1.30	64.4%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(0.33)	$0.84	$(1.17)	(139.3)%

Total Average CBM Sales Price (per Mcf)	$2.99	$2.86	$0.13	4.5%
Average CBM Lease Operating Expenses (per Mcf)	0.25	0.29	(0.04)	(13.8)%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.12	0.10	0.02	20.0%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.78	0.74	0.04	5.4%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.17	1.25	(0.08)	(6.4)%
Total Average CBM Production Costs (per Mcf)	$2.32	$2.38	$(0.06)	(2.5)%
Total Average CBM Production Margin (per Mcf)	$0.67	$0.48	$0.19	39.6%
The CBM segment had natural gas revenue of $124 million for the nine months ended September 30, 2021 compared to $79 million for the nine months ended September 30, 2020. The $45 million increase was primarily due to a 64.4% increase in the average sales price for natural gas in the current period. The natural gas price increases were partially offset by the 4.6% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price increased $0.13 per Mcf due to a $1.30 per Mcf increase in average gas sales price, offset in part by a $1.17 per Mcf change in the realized (loss) gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 30.6 Bcf of the Company's produced CBM sales volumes for the nine months ended September 30, 2021 at an average loss of $0.40 per Mcf hedged. For the nine months ended September 30, 2020, these financial hedges represented approximately 37.0 Bcf at an average gain of $0.90 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $87 million for the nine months ended September 30, 2021 compared to $94 million for the nine months ended September 30, 2020. The decreases in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $9 million for the nine months ended September 30, 2021 compared to $11 million for the nine months ended September 30, 2020. The decreases in total dollars and unit costs were primarily due to decreases in repairs and maintenance and water disposal costs.

•CBM transportation, gathering and compression costs were $30 million for the nine months ended September 30, 2021 compared to $29 million for the nine months ended September 30, 2020. The increases in total dollars and unit costs were primarily due to an increase in firm transportation expense.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $44 million for the nine months ended September 30, 2021 compared to $50 million for the nine months ended September 30, 2020. These amounts included depletion on a unit of production basis of $0.66 per Mcfe and $0.68 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate was primarily due to an impairment in the 2020 period that reduced the carrying value of the underlying CBM asset base. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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

The Other Segment had a loss before income tax of $2,122 million for the nine months ended September 30, 2021 compared to a loss before income tax of $1,216 million for the nine months ended September 30, 2020. The decrease in total dollars is discussed below.

	For the Nine Months Ended September 30,
	2021	2020	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.2	0.1	0.1	100.0%

Loss on Commodity Derivative Instruments and Monetization

For the nine months ended September 30, 2021, the Other Segment recognized an unrealized loss on commodity derivative instruments of $1,874 million. For the nine months ended September 30, 2020, the Other Segment recognized an unrealized loss on commodity derivative instruments of $501 million as well as cash settlements received of $85 million, $84 million of which related to natural gas hedges that were partially monetized prior to their settlement dates. The unrealized loss on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis. See Note 11 - Derivative Instruments in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the cash settlements.

Purchased Gas

Purchased gas volumes represent volumes of natural gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenues were $67 million for the nine months ended September 30, 2021 compared to $78 million for the nine months ended September 30, 2020. Purchased gas costs were $61 million for the nine months ended September 30, 2021 compared to $77 million for the nine months ended September 30, 2020. The period-to-period decrease in purchased gas revenue was due to a decrease in purchased gas sales volumes, offset in part by an increase in averages sales price.

	For the Nine Months Ended September 30,
	2021	2020	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	20.5	48.2	(27.7)	(57.5)%
Average Sales Price (per Mcf)	$3.25	$1.63	$1.62	99.4%
Purchased Gas Average Cost (per Mcf)	$2.99	$1.59	$1.40	88.1%

Other Operating Income

	For the Nine Months Ended September 30,
(in millions)	2021	2020	Variance	Percent Change
Equity Income (Loss) from Affiliates	$3	$(1)	$4	400.0%
Water Income	6	5	1	20.0%
Excess Firm Transportation Income	9	9	—	—%
Other	—	1	(1)	(100.0)%
Total Other Operating Income	$18	$14	$4	28.6%

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

Impairment of Exploration and Production Properties

During the nine months ended September 30, 2020, CNX recognized certain indicators of impairments specific to our SWPA CBM asset group and determined that the carrying value of that asset group was not recoverable. The fair value of the asset group was estimated by discounting the estimated future cash flows using discount rates and other assumptions that market participants would use in their estimates of fair value. As a result, an impairment of $62 million was recognized and is included in Impairment of Exploration and Production Properties in the Consolidated Statements of Income for the nine months ended September 30, 2020. The impairment was related to an economic decision to temporarily idle certain wells and the related processing facility during the first quarter. See Note 5 - Property, Plant and Equipment in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. No such impairment occurred in the current period.

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

In connection with CNX's assessment of goodwill in the first quarter of 2020 in relation to the deteriorating macroeconomic conditions, and the decline in the observable market value of CNXM securities both in relation to the COVID-19 pandemic and the overall decline in the MLP market space, CNX bypassed the qualitative assessment and performed a quantitative test that utilized a combination of the income and market approaches to estimate the fair value of the Midstream reporting unit. As a result of this assessment, CNX concluded that the carrying value exceed its estimated fair value, and as a result, an impairment of $473 million was included in Impairment of Goodwill in the Consolidated Statements of Income for the nine months ended September 30, 2020. See Note 6 - Goodwill and Other Intangible Assets in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. No such impairment occurred in the current period.

Exploration and Production Related Other Costs

	For the Nine Months Ended September 30,
(in millions)	2021	2020	Variance	Percent Change
Permitting Expense	$1	$2	$(1)	(50.0)%
Lease Expiration Costs	5	5	—	—%
Land Rentals	2	2	—	—%
Total Exploration and Production Related Other Costs	$8	$9	$(1)	(11.1)%

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

	For the Nine Months Ended September 30,
(in millions)	2021	2020	Variance	Percent Change
Long-Term Equity-Based Compensation (Non-Cash)	$14	$12	$2	16.7%
Short-Term Incentive Compensation	8	7	1	14.3%
Salaries, Wages and Employee Benefits	20	23	(3)	(13.0)%
Other	35	34	1	2.9%
Total SG&A	$77	$76	$1	1.3%

•Long-term equity-based compensation (non-cash) increased in the period-to-period comparison due to an increase in equity awards.
•Salaries, wages and employee benefits decreased in the period-to-period comparison primarily due to a decrease in employees.

Other Operating Expense

	For the Nine Months Ended September 30,
(in millions)	2021	2020	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$41	$54	$(13)	(24.1)%
Idle Equipment and Service Charges	—	8	(8)	(100.0)%
Insurance Expense	1	2	(1)	(50.0)%
Water Expense	1	1	—	—%
Litigation Settlements	6	—	6	100.0%
Other	3	6	(3)	(50.0)%
Total Other Operating Expense	$52	$71	$(19)	(26.8)%

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
•Idle equipment and service charges relate to the temporary idling of certain of the Company's natural gas drilling rigs as well as related equipment and other services that may be needed in the natural gas drilling and completions process. The decrease in the period-to-period comparison was the result of two of CNX's drilling rigs being idled in the prior period.

Other Expense

	For the Nine Months Ended September 30,
(in millions)	2021	2020	Variance	Percent Change
Other Income
Interest Income	$—	$2	$(2)	(100.0)%
Right-of-Way Sales	2	2	—	—%
Other	3	7	(4)	(57.1)%
Total Other Income	$5	$11	$(6)	(54.5)%

Other Expense
Merger-Related Costs	$—	$5	$(5)	(100.0)%
Professional Services	5	6	(1)	(16.7)%
Bank Fees	9	9	—	—%
Other Corporate Expense	4	3	1	33.3%
Total Other Expense	$18	$23	$(5)	(21.7)%

Total Other Expense	$13	$12	$1	8.3%

•Other income decreased in the period-to-period comparison primarily due to the receipt of a severance tax refund related to a prior period in the nine months ended September 30, 2020 as well as additional interest income related to the alternative minimum tax credit refund CNX received (See Note 4 - Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).
•Merger-related costs consist of transaction costs directly attributable to the CNXM Merger (See Note 13 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information), including financial advisory, legal service and other professional fees, which were recorded to Other Expense in the Consolidated Statements of Income.

Gain on Asset Sales and Abandonments, net

A gain on asset sales of $22 million related to the sale of various non-core assets was recognized in both the nine months ended September 30, 2021 and the nine months ended September 30, 2020.

Loss (Gain) on Debt Extinguishment

A loss on debt extinguishment of $19 million was recognized in the nine months ended September 30, 2021 compared to a gain on debt extinguishment of $11 million in the nine months ended September 30, 2020. During the nine months ended September 30, 2021, CNXM purchased a portion of the 6.50% Senior Notes due March 2026 and repaid in full and terminated the Cardinal States Gathering Company LLC and CSG Holdings II LLC non-revolving credit facilities. During the nine months ended September 30, 2020, CNX purchased $531 million of its 5.875% Senior Notes due April 2022 at an average price equal to 97.5% of the principal amount. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Interest Expense

	For the Nine Months Ended September 30,
(in millions)	2021	2020	Variance	Percent Change
Total Interest Expense	$114	$133	$(19)	(14.3)%

•The $19 million decrease was primarily due to the purchase of the remaining $894 million of the 5.875% Senior Notes due April 2022 during the year ended December 31, 2020, as well as lower borrowings on the CNX Credit Facility and higher unrealized gains on interest rate swap agreements. These decreases were offset in part by interest related to the addition of $345 million of Convertible Notes due 2026, $500 million of 6.00%    Senior Notes due 2029, and $200 million of 7.25% Senior Notes due 2027. The amortization of debt discount in connection with the Convertible Notes also contributed to an increase. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Nine Months Ended September 30,
(in millions)	2021	2020	Variance	Percent Change
Total Company Loss Before Income Tax	$(1,543)	$(867)	$(676)	(78.0)%
Income Tax Benefit	$(414)	$(243)	$(171)	(70.4)%
Effective Income Tax Rate	26.8%	28.0%	(1.2)%

The effective income tax rate was 26.8% for the nine months ended September 30, 2021 compared to 28.0% for the nine months ended September 30, 2020. The effective rate for the nine months ended September 30, 2021 differs from the U.S. federal statutory rate of 21% primarily due to the impact of federal tax credits, equity compensation and state income taxes. The effective rate for the nine months ended September 30, 2020 differs from the U.S. federal statutory rate of 21% primarily due to the impact of noncontrolling interest, equity compensation, and state income taxes (See Note 4 - Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

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
As of September 30, 2021, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices, CNX currently expects to remain in compliance with its debt covenants.

In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net liability of $1,756 million at September 30, 2021 and a net asset of $118 million at December 31, 2020. The Company has not experienced any issues of non-performance by derivative counterparties.
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

Cash Flows (in millions)

	For the Nine Months Ended September 30,
	2021	2020	Change
Cash Provided by Operating Activities	$673	$634	$39
Cash Used in Investing Activities	$(325)	$(363)	$38
Cash Used in Financing Activities	$(149)	$(131)	$(18)

Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:

•Net loss increased $504 million in the period-to-period comparison.
•Adjustments to reconcile net loss to cash provided by operating activities primarily consisted of a $473 million impairment of goodwill and a $62 million impairment of exploration and production properties in the prior year, a $228 million change in deferred income taxes, a $1,373 million net change in commodity derivative instruments, a $29 million change in gain/loss on debt extinguishment, as well as various other changes in working capital.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:

•Capital expenditures decreased $46 million in the period-to-period comparison primarily due to decreased expenditures in the Shale segment resulting from decreased drilling and completions activity as well as decreased midstream activity.
•Proceeds from asset sales decreased $8 million mainly due to decreased sales of surface and oil and gas interests in the nine months ended September 30, 2021.

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:

•During the nine months ended September 30, 2021, CNXM paid $175 million to purchase $166 million of CNXM 6.50% Senior Notes due in March 2026 at 105.4% of the principal amount. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the nine months ended September 30, 2021, CNXM closed on $400 million aggregate principal amount of CNXM 4.75% Senior Notes due April 2030 at a price of 98.8% for cash proceeds of $395 million. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the nine months ended September 30, 2020, CNX paid $519 million to purchase $531 million of senior notes due in 2022 at 97.7% of the principal amount. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the nine months ended September 30, 2021, there were $145 million of net payments on the CNXM Credit Facility compared to $31 million of net proceeds during the nine months ended September 30, 2020.
•In the nine months ended September 30, 2021, there were $65 million of net proceeds on the CNX Credit Facility compared to $251 million of net payments during the nine months ended September 30, 2020.
•During the nine months ended September 30, 2021, there were $161 million of net payments on the Cardinal States Facility and CSG Holdings Facility compared to $164 million of net proceeds in the nine months ended September 30, 2020. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the nine months ended September 30, 2021, CNX repurchased $124 million of its common stock on the open market compared to no purchases in the nine months ended September 30, 2020.
•During the nine months ended September 30, 2020, CNX closed on $200 million aggregate principal amount of its 7.25% Senior Notes due March 2027 at a price of 103.5% for cash proceeds of $207 million. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the nine months ended September 30, 2020, CNX received proceeds of $335 million from the issuance of Convertible Notes due 2026. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the nine months ended September 30, 2020, CNX paid $36 million for capped call transactions related to the issuance of the Convertible Notes as mentioned above. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the nine months ended September 30, 2020 there were $42 million of payments to CNXM noncontrolling interest holders compared to no payments during the nine months ended September 30, 2021 due to the Merger with

CNXM. See Note 13 - Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

The following is a summary of the Company's significant contractual obligations at September 30, 2021 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$721	$860	$—	$—	$1,581
Gas Firm Transportation and Processing	260,453	427,490	393,544	992,713	2,074,200
Long-Term Debt	232,193	371,350	249,463	1,600,926	2,453,932
Interest on Long-Term Debt	107,204	225,089	215,026	176,374	723,693
Finance Lease Obligations	495	845	241	11	1,592
Interest on Finance Lease Obligations	27	47	17	—	91
Operating Lease Obligations	35,461	7,920	7,051	19,814	70,246
Interest on Operating Lease Obligations	2,352	3,326	2,534	2,637	10,849
Long-Term Liabilities—Employee Related (a)	2,032	4,259	4,621	33,957	44,869
Other Long-Term Liabilities (b)	191,486	10,000	10,000	61,029	272,515
Total Contractual Obligations (c)	$832,424	$1,051,186	$882,497	$2,887,461	$5,653,568
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

Debt
At September 30, 2021, CNX had total long-term debt of $2,454 million, including the current portion of long-term debt of $232 million and excluding unamortized debt issuance costs. This long-term debt consisted of:
•An aggregate principal amount of $700 million of 7.25% Senior Notes due March 2027 plus $6 million of unamortized bond premium. Interest on the notes is payable March 14 and September 14 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $500 million of 6.00% Senior Notes due January 2029. Interest on the notes is payable January 15 and July 15 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $400 million of 4.75% Senior Notes due April 2030 issued by CNXM, less $5 million of unamortized bond discount. Interest on the notes is payable April 15 and October 15 of each year. Payment of the principal and interest on the notes is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of these notes.
•An aggregate principal amount of $345 million of 2.25% Convertible Notes due May 2026, unless earlier redeemed, repurchased, or converted, less $95 million of unamortized bond discount and issuance costs. Interest on the notes is payable May 1 and November 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $234 million of 6.50% Senior Notes due March 2026 issued by CNXM, less $2 million of unamortized bond discount. Interest on the notes is payable March 15 and September 15 of each year. Payment of the principal and interest on the notes is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of these notes.
•An aggregate principal amount of $225 million in outstanding borrowings under the CNX Credit Facility. Payment of the principal and interest on the CNX Credit Facility is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $146 million in outstanding borrowings under the CNXM Credit Facility. Payment of the principal and interest on the CNXM Credit Facility is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of the CNXM Facility.

Total Equity and Dividends
CNX had total equity of $3,187 million at September 30, 2021 compared to $4,422 million at December 31, 2020. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
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
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX suspended its quarterly dividend in March 2016 to further reflect the Company's increased emphasis on growth at that time. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as the Board of Directors deems relevant. CNX's Credit Facility limits its ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's net leverage ratio exceeds 3.00 to 1.00 and is subject to availability under the Credit Facility of at least 20% of the aggregate commitments and there being no borrowing base deficiency. The net leverage ratio was 2.02 to 1.00 at September 30, 2021. The Credit Facility does not permit such dividend payments when an event of default has occurred and is continuing. The indentures to the 7.25% Senior Notes due March 2027 and the 6.00% Senior Notes due January 2029 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the nine months ended September 30, 2021.
Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at September 30, 2021. Management believes these items will expire without being funded. See Note 10 - Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

Forward-Looking Statements

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words "believe," "intend," "expect," "may," "should," "anticipate," "could," "estimate," "plan," "predict," "project," "will," or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe a strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

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
•terrorist activities could materially adversely affect our business and results of operations; and
•certain other factors addressed in this report and in our 2020 Form 10-K under "Risk Factors".

Although forward-looking statements reflect our good faith beliefs at the time they are made, they involve known and unknown risks, uncertainties and other factors. For more information concerning factors that could cause actual results to differ materially from those conveyed in the forward-looking statements, including, among others, that our business plans may change as circumstances warrant, please refer to the "Risk Factors" and "Forward-Looking Statements" sections of our Annual Report 2020 Form 10-K and subsequent Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in operations, CNX is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding CNX's exposure to the risks of changing commodity prices, interest rates and foreign exchange rates.

CNX is exposed to market price risk in the normal course of selling natural gas and liquids. CNX uses fixed-price contracts, options and derivative commodity instruments (over-the-counter swaps) to minimize exposure to market price volatility in the sale of natural gas. Under our risk management policy, it is not our intent to engage in derivative activities for speculative purposes. Typically, CNX "sells" swaps under which it receives a fixed price from counterparties and pays a floating market price. In order to enhance production flexibility, during the first quarter of 2021, CNX purchased, rather than sold, financial swaps for the period April through October of 2021 under which CNX will pay a fixed price to and receive a floating price from its hedge counterparties.

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
CNX's open gas derivative instruments can cause earnings volatility relative to changes in market prices until the derivative contracts are either settled or are monetized prior to settlement. At September 30, 2021 our open gas derivative instruments were in a net liability position with a fair value of $1,756 million, and at December 31, 2020 our open gas derivative instruments were in a net asset position with a fair value of $118 million. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at September 30, 2021 and December 31, 2020. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $720 million and $362 million at September 30, 2021 and December 31, 2020, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $706 million and $366 million at September 30, 2021 and December 31, 2020, respectively.
CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company uses derivative instruments to manage risk related to interest rates. These instruments change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. At September 30, 2021 and December 31, 2020, CNX had $2,066 million and $1,980 million, respectively, aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $19 million and $27 million, respectively. At September 30, 2021 and December 31, 2020, CNX had $371 million and $452 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to our Credit Facility, under which there were $225 million of borrowings at September 30, 2021 and $161 million at December 31, 2020, and CNXM's revolving credit facility, under which there were $146 million of borrowings at September 30, 2021 and $291 million at December 31, 2020. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of September 30, 2021 and December 31, 2020 by $4 million and $5 million, respectively, on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of October 7, 2021, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2021 Fixed Price Volumes*
Hedged Bcf	N/A	N/A	N/A	134.0	134.0
Weighted Average Hedge Price per Mcf	N/A	N/A	N/A	$2.54	$2.54
2022 Fixed Price Volumes
Hedged Bcf	119.8	116.2	117.4	117.4	470.8
Weighted Average Hedge Price per Mcf	$2.62	$2.38	$2.38	$2.39	$2.45
2023 Fixed Price Volumes
Hedged Bcf	85.1	100.5	101.6	101.6	384.6**
Weighted Average Hedge Price per Mcf	$2.54	$2.29	$2.29	$2.32	$2.34
2024 Fixed Price Volumes
Hedged Bcf	86.3	84.9	85.9	85.9	340.6**
Weighted Average Hedge Price per Mcf	$2.28	$2.25	$2.25	$2.25	$2.25
2025 Fixed Price Volumes
Hedged Bcf	55.4	56.9	57.5	57.5	227.3
Weighted Average Hedge Price per Mcf	$2.18	$2.20	$2.20	$2.20	$2.19
2026 Fixed Price Volumes
Hedged Bcf	45.1	46.4	46.8	46.7	185.0
Weighted Average Hedge Price per Mcf	$2.45	$2.46	$2.46	$2.46	$2.46
2027 Fixed Price Volumes
Hedged Bcf	6.8	6.9	6.9	6.9	27.5
Weighted Average Hedge Price per Mcf	$2.51	$2.51	$2.51	$2.51	$2.51
*Excludes purchased swaps. The Company's purchased swaps are as follows:

For the Three Months Ended
December 31,
Purchased Basis Swaps	2021
Hedged Bcf	3.4
Weighted Average Fixed Price per Mcf	$(0.78)
**Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2021 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
The first through the third paragraphs of Note 10—Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.

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

ITEM 1A.     RISK FACTORS
The financial conditions and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in "Item 1A. Risk Factors" in CNX's 2020 Form 10-K. The risks described could materially and adversely affect CNX's business, financial condition, cash flows, and results of operations. CNX may experience additional risks and uncertainties not currently known; or, as a result of developments occurring in the future, conditions that are currently deemed to be immaterial may also materially and adversely affect CNX's business, financial condition, cash flows, and results of operations. There have been no material changes to the Company’s risk factors since the 2020 Form 10-K was filed.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the three months ended September 30, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
July 1, 2021- July 31, 2021	1,845,444	$12.85	1,845,262	$190,979
August 1, 2021- August 31, 2021	2,284,106	$11.30	2,283,593	$165,177
September 1, 2021- September 30, 2021	2,580,862	$12.10	2,580,862	$133,940
Total	6,710,412		6,709,717

(1) Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(2) Shares repurchased as part of the Company's current $900 million share repurchase program authorized by the Board of Directors, which is not subject to an expiration date. On October 25, 2021, the Board of Directors increased the aggregate amount of the stock repurchase program to $1.9 billion. See Note 15 - Stock Repurchase in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for more information.

See Part III. Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included in CNX Resources Corporation's 2020 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 9, 2021 for information relating to CNX's equity compensation plans.

ITEM 6.EXHIBITS

10.1
Purchase Agreement, dated as of September 15, 2021, by and among CNX Midstream Partners LP, the subsidiary guarantors party thereto and Wells Fargo Securities, LLC as representative of the initial purchasers named therein, with respect to the 4.75% Senior Notes due 2030, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on September 16, 2021.

10.2
Indenture, dated as of September 22, 2021, by and among CNX Midstream Partners LP, the subsidiary guarantors party thereto and UMB Bank, N.A., a national banking association, as trustee, with respect to the 4.75% Senior Notes due 2030, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on September 22, 2021.

10.3
Third Amended and Restated Credit Agreement dated as of October 6, 2021, among the Company, the subsidiary guarantors party thereto and PNC Bank, National Association, as administrative agent and collateral agent and the lender parties thereto, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on October 7, 2021.

10.4
Amended and Restated Credit Agreement dated as of October 6, 2021, among CNX Midstream Partners LP, the subsidiary guarantors party thereto and PNC Bank, National Association, as administrative agent and collateral agent and the lender parties thereto, incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on October 7, 2021.

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

Dated: October 28, 2021

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