Form 10-K
period 2021-12-31
CNX Resources Corp
filed 2022-02-10
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-K
  __________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2021
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the common stock on the New York Stock Exchange on such date was $2,246,902,938.
The number of shares outstanding of the registrant's common stock as of January 20, 2022 is 202,489,683 shares.
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
proved reserves - quantities of oil, natural gas, and natural gas liquids (NGLs) which, by analysis of geological and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.
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
undeveloped reserves - undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.
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

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Annual Report on Form 10-K (Form 10K) to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Form 10-K are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act)) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” "will," or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Form 10-K speak only as of the date of this Form 10-K; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•prices for natural gas and NGLs are volatile and can fluctuate widely based upon a number of factors beyond our control including oversupply relative to the demand for our products, weather and the price and availability of alternative fuels;
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
•negative public perception regarding our Company or industry;
•events beyond our control, including a global or domestic health crisis;
•increasing attention to environmental, social and governance matters;
•dependence on gathering, processing and transportation facilities and other midstream facilities owned by others, and disruption of, capacity constraints in, or proximity to pipeline systems, and any decrease in availability of pipelines or other midstream facilities;
•uncertainties in estimating our economically recoverable natural gas reserves and inaccuracies in our estimates;
•the high-risk nature of drilling, developing and operating natural gas wells;
•our identified drilling locations are scheduled out over multiple years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their development or drilling;
•the substantial capital expenditures required for, and commensurate risks associated with, our development and exploration projects, as well as midstream system development;
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
•changes in federal or state income tax laws or rates focused on natural gas exploration and development;
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
•inability to complete acquisitions and divestitures, or failure to produce anticipated benefits of the transaction;
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
•terrorist activities could materially adversely affect our business and results of operations; and
•other factors discussed in this 2021 Form 10-K under “Risk Factors,” as updated by any subsequent Forms 10-Q, which are on file with the Securities and Exchange Commission.

PART I

ITEM 1.Business

General

CNX Resources Corporation (“CNX,” the “Company,” or “we,” “us,” or “our”) is a premier independent natural gas and midstream company engaged in the exploration, development, production and acquisition of natural gas properties in the Appalachian Basin. The majority of our operations are centered on unconventional shale formations, primarily the Marcellus Shale and Utica Shale, in Pennsylvania, Ohio and West Virginia. Additionally, we operate and develop Coal Bed Methane (CBM) properties in Virginia. We believe that our extensive held-by-production acreage position and development inventory combined with our regional operating expertise, extensive data set from development and non-op participation wells, midstream infrastructure ownership, low-cost operations and legacy surface acreage position provide us with significant competitive advantages that position us for long-term value creation.

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

These values are the foundation of CNX's identity and are the basis for how management defines continued success. With the benefit of a more than 155-year legacy and a substantial asset base amassed over many generations, the Company deploys a strategy focused on responsibly developing its resources to create long-term per share value for its shareholders, employees, and the communities where it operates.

CNX believes that natural gas is central to a low-cost, reliable, secure, lower-carbon energy future that benefits American consumers, workers and the environment.

2021 Operational Highlights and Outlook

•Over the past ten years, CNX's natural gas production has grown by approximately 285% to a total of 590.2 net Bcfe in 2021.
•Total average production of 1,617,118 Mcfe per day;
•94% Natural Gas, 6% Liquids; and
•92% Shale, 8% coalbed methane.

At December 31, 2021, our proved natural gas, NGL, condensate and oil reserves (collectively, “natural gas reserves”) had the following characteristics:
•9.6 Tcfe of proved reserves;
•93.4% natural gas;
•61.4% proved developed;
•98.5% operated; and

In 2022, CNX expects capital expenditures of approximately $470 million to $500 million. The Company continuously evaluates multiple factors to determine activity throughout the year, and as such, may update guidance accordingly.

DETAIL OF OPERATIONS

Our operations include the following plays:

Shale

Our Shale properties represent our primary operating and growth area in terms of reserves, production, and capital investment. We have rights to extract natural gas from Shale formations in Pennsylvania, West Virginia, and Ohio from approximately 526,000 net Marcellus Shale acres and approximately 610,000 net Utica Shale acres at December 31, 2021. Approximately 348,000 Utica Shale acres coincide with Marcellus Shale acreage in Pennsylvania, West Virginia, and Ohio.

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

Coalbed Methane (CBM)

We have rights to extract CBM in Virginia from approximately 282,000 net CBM acres in Central Appalachia. We produce CBM natural gas primarily from the Pocahontas #3 seam and still have a nominal drilling program. The CBM natural gas we extract would otherwise be vented into the atmosphere during normal mining operations.

We also have rights to extract CBM from approximately 1,733,000 net CBM acres in other states including West Virginia, Pennsylvania, Ohio, Illinois, Indiana, and New Mexico with no current plans to drill CBM wells in these areas.

Other Gas

We have rights to extract natural gas from other shale and shallow oil and gas positions primarily in Illinois, Indiana, New York, Ohio, Pennsylvania, Virginia, and West Virginia from approximately 1,006,000 net acres at December 31, 2021. The majority of our shallow oil and gas leasehold position is held by third-party production and all of it is extensively overlain by existing third-party natural gas gathering and transmission infrastructure.
Summary of Properties as of December 31, 2021

	Shale	CBM	Other Gas
	Segment	Segment	Segment	Total
Estimated Net Proved Reserves (MMcfe)	8,532,076	1,087,172	6,482	9,625,730
Percent Developed (1)	60%	71%	100%	61%
Net Producing Wells (including oil and gob wells)	533	3,850	49	4,432
Net Acreage Position:
Net Proved Developed Acres	96,474	242,285	38,091	376,850
Net Proved Undeveloped Acres (2)	41,605	—	—	41,605
Net Unproved Acres(3)	701,682	1,772,422	968,055	3,442,159
Total Net Acres(4)	839,761	2,014,707	1,006,146	3,860,614
_________
(1)    Percent developed is calculated as net proved developed reserves divided by net proved reserves, measured in MMcfe.
(2)    Net proved undeveloped acres represent undrilled locations and can only be classified as having proved undeveloped reserves if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time (See glossary of oil and gas terms for additional information)
(3)    Net acres include acreage attributable to our working interests in the properties. Additional adjustments (either increases or decreases) may be required as we further develop title to and further confirm our rights with respect to our various properties in anticipation of development. We believe that our assumptions and methodology in this regard are reasonable.
(4)    Acreage amounts are only included under the target strata CNX expects to produce with the exception of certain CBM acres governed by separate leases.

Producing Wells and Acreage

Most of our development wells and proved acreage are located in Virginia, West Virginia, Ohio and Pennsylvania. Some leases are beyond their primary term, but these leases are extended in accordance with their terms as long as certain drilling commitments or other term commitments are satisfied.

The following table sets forth, at December 31, 2021, the number of producing wells, developed acreage and undeveloped acreage:

	Gross(1)	Net(2)
Producing Gas Wells (including gob wells) - Working Interest	4,716	4,432
Producing Gas Wells - Royalty Interest	2,031	—
Producing Oil Wells - Royalty Interest	150	—
Net Acreage Position:
Proved Developed Acreage	376,850	376,850
Proved Undeveloped Acreage	41,605	41,605
Unproved Acreage	4,756,680	3,442,159
Total Acreage	5,175,135	3,860,614
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

The following table represents the terms under which we hold these acres:

	Gross Unproved Acres	Net Unproved Acres	Gross Proved Undeveloped Acres	Net Proved Undeveloped Acres
Held by Production/Fee	4,660,401	3,391,644	28,749	28,749
Expiration Within 2 Years	53,242	24,788	5,581	5,581
Expiration Beyond 2 Years	43,037	25,727	7,275	7,275
Total Acreage	4,756,680	3,442,159	41,605	41,605

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

Development Wells (Net)

During the years ended December 31, 2021, 2020 and 2019, we drilled 33.0, 29.0 and 75.7 net development wells, respectively. Gob wells and wells drilled by operators other than our primary joint venture partners at that time are excluded from net development wells and represents less than 0.5 net wells for each year. As of December 31, 2021, there were 13.0 net development wells and no exploratory wells drilled but uncompleted. The Company includes drilled and uncompleted net development wells in proved undeveloped reserves and the Company intends to complete and turn-in-line the wells within five years of the initial disclosure. There were no net dry development wells in 2021 or 2020 and 1.0 net dry development well in 2019. As of December 31, 2021, there were no gross completed developmental wells ready to be turned in-line.

The following table illustrates the net wells drilled by well classification type:

	For the Year
	Ended December 31,
	2021	2020	2019
Shale Segment	33.0	25.0	64.7
CBM Segment	—	4.0	11.0
Other Gas Segment	—	—	—
Total Development Wells (Net)	33.0	29.0	75.7

Exploratory Wells (Net)

There were no net exploratory wells drilled during the year ended December 31, 2021. There were 2.0 and 5.0 net exploratory wells drilled during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2021, there are no net exploratory wells in process. The following table illustrates the exploratory wells drilled by well classification type:

	For the Year Ended December 31,
	2021			2020			2019
	Producing	Dry	Still Eval.	Producing	Dry	Still Eval*.	Producing	Dry	Still Eval.**
Shale Segment	—	—	—	—	—	2.0	4.0	—	1.0
CBM Segment	—	—	—	—	—	—	—	—	—
Other Gas Segment	—	—	—	—	—	—	—	—	—
Total Exploratory Wells (Net)	—	—	—	—	—	2.0	4.0	—	1.0
_________
* Still evaluating in 2020 included two wells that were drilled, completed, and were in process of being connected to production facilities at the end of the year and were turned in-line in early 2021.
**Still evaluating in 2019 included one well that was partially constructed and the Company was trying to determine the most economic approach to access the natural gas reserves. During the year-ended December 31, 2021, the Company determined it would be more economical to access the underlying reserves from a different location and the costs associated with this well were recorded to Exploration and Production Related Other Costs in the Consolidated Statements of Income.

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

Net Reserves (Millions of Cubic Feet Equivalent)	As of December 31,
	2021	2020	2019
Proved Developed Reserves	5,905,611	5,199,748	4,838,858
Proved Undeveloped Reserves	3,720,119	4,350,010	3,586,809
Total Proved Developed and Undeveloped Reserves (1)	9,625,730	9,549,758	8,425,667
___________
(1)    For additional information on our reserves, see Note 22 – Supplemental Gas Data (unaudited) to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Discounted Future Net Cash Flows

The following table shows our estimated future net cash flows and total standardized measure of discounted future net cash flows at 10%:

	As of December 31,
	2021	2020	2019
	(Dollars in millions)
Future Net Cash Flows	$16,017	$6,313	$7,744
Total PV-10 Measure of Pre-Tax Discounted Future Net Cash Flows (1)	$8,081	$3,603	$4,176
Total Standardized Measure of After-Tax Discounted Future Net Cash Flows	$5,882	$2,636	$3,070
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
Reconciliation of PV-10 to Standardized Measure

	As of December 31,
	2021	2020	2019
	(Dollars in millions)
Average Henry Hub Price ($/MMBtu)(1)	$3.598	$1.985	$2.578

Future Cash Inflows	$31,839	$16,578	$19,490
Future Production Costs	(8,247)	(6,072)	(7,903)
Future Development Costs (including Abandonments)(2)	(1,736)	(1,958)	(1,121)
Future Net Cash Flows (pre-tax)	21,856	8,548	10,466
10% Discount Factor	(13,775)	(4,945)	(6,290)
PV-10 (Non-GAAP Measure)	8,081	3,603	4,176
Undiscounted Income Taxes	(5,839)	(2,235)	(2,721)
10% Discount Factor	3,640	1,268	1,615
Discounted Income Taxes	(2,199)	(967)	(1,106)
Standardized GAAP Measure(3)	$5,882	$2,636	$3,070
___________
(1)    Based on the average, first day-of-the-month price.
(2)    Future Development costs for 2021 include $406 million of plugging and abandonment costs and $185 million of Midstream capital on an undiscounted pre-tax basis. On a PV-10 pre-tax discounted basis, these amounts equate to $7 million and $154 million, respectively. Future development costs for 2020 include $402 million of plugging and abandonment costs and $287 million of Midstream capital on an undiscounted pre-tax basis. On a PV-10 pre-tax discounted basis, these amounts equate to $18 million and $232 million, respectively. The increase from 2019 was primarily due to the addition of Midstream capital as a result of the Merger that occurred on September 28, 2020 (See Note 4 - Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K).
(3)        For additional information on our reserves, see Note 22 – Supplemental Gas Data (unaudited) to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Gas Production

The following table sets forth net sales volumes produced for the periods indicated:

	For the Year
	Ended December 31,
	2021	2020	2019
Natural Gas
Sales Volume (MMcf)
Shale	502,184	428,679	449,669
CBM	49,570	52,609	55,445
Other	234	138	241
Total	551,988	481,426	505,355

NGL*
Sales Volume (Mbbls)
Shale	5,976	4,675	5,428
Other	—	2	—
Total	5,976	4,677	5,428

Oil and Condensate*
Sales Volume (Mbbls)
Shale	396	250	195
Other	4	14	8
Total	400	264	203

Total Sales Volume (MMcfe)
Shale	540,413	458,231	483,413
CBM	49,570	52,609	55,445
Other	265	232	291
Total**	590,248	511,072	539,149
*Oil, NGLs, and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas.
**See Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for a breakdown of sales volume variances.

CNX expects 2022 annual natural gas production volumes to be approximately 575-605 Bcfe.

Average Sales Price and Average Lifting Cost

The following table sets forth the total average sales price and the total average lifting cost for all of our natural gas and NGL production for the periods indicated. Total lifting cost is the cost of raising gas to the gathering system and does not include depreciation, depletion or amortization. See Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for a breakdown by segment.

	For the Year
	Ended December 31,
	2021	2020	2019
Average Sales Price - Gas (Mcf)	$3.55	$1.71	$2.48
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (Mcf)*	$(0.98)	$0.78	$0.14
Average Sales Price - NGLs (Mcfe)**	$5.65	$2.29	$3.20
Average Sales Price - Oil/Condensate (Mcfe)**	$9.39	$5.98	$7.50

Total Average Sales Price (per Mcfe) Including Effect of Derivative Instruments*	$2.79	$2.49	$2.66
Total Average Sales Price (per Mcfe) Excluding Effect of Derivative Instruments	$3.70	$1.75	$2.53
Average Lifting Costs Excluding Ad Valorem and Severance Taxes (per Mcfe)	$0.08	$0.08	$0.12

Average Sales Price - NGLs (Bbl)	$33.90	$13.74	$19.20
Average Sales Price - Oil/Condensate (Bbl)	$56.34	$35.88	$45.00
*Excludes the effect of hedge monetizations.
**Oil, NGLs, and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas.

Sales of NGLs, condensates and oil enhance our reported natural gas equivalent sales price. Across all volumes, when excluding the impact of hedging, sales of liquids added $0.15 per Mcfe, $0.04 per Mcfe, and $0.05 per Mcfe for 2021, 2020, and 2019, respectively, to average gas sales prices. CNX expects to continue to realize a liquids uplift benefit as additional wells are turned-in-line, primarily in the liquid-rich areas of the Marcellus Shale. We continue to sell the majority of our NGLs through the large midstream companies that process our natural gas. This approach allows us to take advantage of the processors’ transportation efficiencies and diversified markets. Certain of CNX’s processing contracts provide for the ability to take our NGLs “in-kind” and market them directly if desired. The processed purity products are ultimately sold to industrial, commercial and petrochemical markets.

In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. Reserves and production estimates are believed to be sufficient to satisfy these obligations. In the past, we have delivered quantities required under these contracts. CNX also enters into various financial natural gas swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. These transactions exist parallel to the underlying physical transactions and represented approximately 470.0 Bcf of our produced gas sales volumes for the year ended December 31, 2021 at an average price of $2.51 per Mcf. The notional volumes associated with these gas swaps represented approximately 461.1 Bcf of our produced natural gas sales volumes for the year ended December 31, 2020 at an average price of $2.57 per Mcf. As of January 6, 2022, these physical and swap transactions represent approximately 470.8 Bcf of our estimated 2022 production at an average price of $2.45 per Mcf, 392.3 Bcf of our estimated 2023 production at an average price of $2.36 per Mcf, 344.6 Bcf of our estimated 2024 production at an average price of $2.25 per Mcf, approximately 273.4 Bcf of our estimated 2025 production at an average price of $2.23 per Mcf, and approximately 220.9 Bcf of our estimated 2026 production at an average price of $2.45 per Mcf.
CNX's hedging strategy and information regarding derivative instruments used are outlined in Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and in Note 19 - Derivative Instruments in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K.

Midstream Gas Services

CNX designs, builds and operates natural gas gathering systems to move gas from the wellhead to interstate pipelines or other local sales points. In addition, over time CNX has acquired extensive gathering assets through acquisitions. CNX owns or operates approximately 2,600 miles of natural gas gathering pipelines as well as a number of natural gas processing facilities.

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

CNX has developed a diversified portfolio of firm transportation capacity options to support its production. CNX plans to selectively acquire firm capacity on an as-needed basis, while minimizing transportation costs and long-term financial obligations. Optimization of our firm transportation portfolio may also include, from time to time and as appropriate, releasing firm transportation to others. CNX also benefits from the strategic location of our primary production areas in southwestern Pennsylvania, northern West Virginia and eastern Ohio. These areas are currently served by a large concentration of major pipelines that provide us with access to major gas markets without the necessity of transporting our natural gas out of the region. In addition to firm transportation capacity, CNX has developed a processing portfolio to support produced volumes from its wet gas production areas and has the operational and contractual flexibility to potentially convert a portion of currently processed wet gas volumes to be marketed as dry gas volumes, or vice-versa, as economically appropriate.

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

Marketing

Substantially all of our natural gas is sold at market prices primarily under short-term sales contracts and is subject to seasonal and general market price swings. The principal markets for our natural gas are in the Appalachian Basin where we sell natural gas to gas marketers, industrial customers, local distribution companies, and power generation facilities. Our extensive hedge position mitigates unpredictability in pricing on hedged volumes.

We also incur gathering, compression, processing, and transportation expenses to move our natural gas production from the wellhead to our principal markets in the United States. Although we own midstream facilities, we also gather, process, and transport our natural gas to market by utilizing pipelines and facilities owned by others where we have long-term contractual capacity arrangements or use purchaser-owned capacity under both long-term and short-term sales contracts.

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

Human Capital Management

As of December 31, 2021, CNX had 441 employees, none of whom are subject to collective bargaining agreements. CNX recognizes that our future success depends on the expertise and services of our key employees. CNX is firmly committed to the health and safety of not only our employees and service providers, but also the communities in which CNX operates.

Training and Education. CNX has a variety of initiatives dedicated to ensuring our employee and contractor workforce are appropriately trained and aligned on expectations regarding safety and environmental performance. These programs utilize behavior-based techniques which embrace a collaboration between management, employees, and the service provider workforce to continually focus attention and actions on appropriate daily safety behaviors. This is accomplished through an evergreen approach with constant evaluation and adaptation for workforce, safety, and business objectives. Fundamentally, daily on-site safety meetings, job safety analyses (JSA) and the universal expectation for any employee or contractor to stop work if a risk is identified help foster a cultural focus on Health, Safety, and Environmental (HSE) awareness, also known as Operational Excellence. Accountability is an expectation at all levels of the Company—from individual contributors and service providers to management and executive leadership. In addition to continual analysis and assessment, CNX empowers its employees and contractors to take corrective action or stop work immediately if adverse safety or environmental conditions are identified. CNX expects all of its employees and service providers to meet the training requirements outlined by OSHA, and all other appropriate regulatory entities, and to always conduct our daily business consistent with our core values of Responsibility, Ownership and Excellence. CNX also provides the opportunity for all employees to obtain certification in First Aid, CPR, and AED administration. The Company’s safety training content is published on its corporate website to afford service providers ready access to CNX’s expectation of individual empowerment and accountability.

Diversity and Inclusion. CNX values diversity throughout the organization. The Company knows that a diverse, talented team working together in an inclusive culture is key to achieving long-term goals. In addition to prioritizing diversity within recruiting and hiring practices, CNX also believes in cultivating a culture sensitive to the importance of diversity in the workplace. In 2021, the Company provided Diversity and Inclusion training which was completed by 100% of its employee population. This course combined scenarios, personal interviews, discussion and exploration questions, exercises, and instruction content. Employees were exposed to potential cultural experiences of individuals with identities that may be different from their own, and had the opportunity to learn how others may experience the same workplace in very disparate ways. CNX intends to continue and expand Diversity and Inclusion training in 2022. Finally, a Diversity & Inclusion Advisory Council and cross-training rotational program for diverse employees were established to help support and augment the Company’s broader talent management and diversity goals.

Employee Attraction and Retention. CNX recognizes the importance of attracting and retaining top talent to help drive the Company’s strategy forward. The Company is committed to attracting, developing, engaging, retaining, and rewarding a diverse team of highly skilled individuals dedicated to accountability, fairness, and respect. The continued success of CNX is not only contingent upon seeking out the best possible candidates, but, more importantly, retaining and developing the Company’s existing talent. CNX is proud to offer opportunities for employees to improve their skills and help achieve individual career goals, including continuing education assistance and professional development for employees pursuing advanced education, certifications, or skill building. Goal attainment and outstanding achievements contribute to the year-end discretionary incentive pay awarded to employees that perform above expectations.

Quality Management Systems. CNX is committed to fostering a culture of accountability and continuous improvement through the utilization of a Quality Management System (QMS), which strengthens accountability across the enterprise, and reinforces our core values of Responsibility, Ownership, and Excellence. QMS provides all employees, visitors, contractors and subcontractors who operate on our behalf with a practical, easily accessible system that defines clear expectations, responsibilities and standards that provide the basis of accountability for quality and excellence in all aspects of our business. QMS allows for continual identification, development of documentation control, and standardization of all processes and procedures throughout the organization. The elements of health, safety, environmental and quality control are housed in a unified system that allows for widespread utilization and measurement. CNX has formalized our approach in these areas to deliver results that are consistently safe, predictable and environmentally responsible. CNX will conduct regular internal and external audits to ensure compliance, adherence to best-in-class processes and continuous improvement, as we relentlessly strive to be the most responsible and efficient operator in the industry. CNX’s management expectation is that QMS will serve as the platform through which the senior leadership manages and measures excellence in all operational aspects.

Health and Safety. No job or activity is considered a success if CNX compromises the safety of its employees and contractors. Everyone working at CNX locations is empowered to stop work if they feel their safety or that of a coworker is at risk. CNX’s approach to employee stop work empowerment, while reactive when necessary, includes proactive measures such as procedural enhancements and communication. CNX promotes empowerment through new employee on-boarding, CNX Hazard Training compliance, and verification of contractor training and short service employee (SSE) program. Our safety professionals provide support throughout all phases of operation with education, training, policy development, audits and emergency preparedness and response. The evaluation of our health and safety performance is an ongoing, daily discussion. Key performance indicators are constantly monitored and analyzed for trends across operations. As trends are identified, CNX utilizes the information to amend policies, training and company-wide communication. The safety department, referred to as Operational Excellence, falls under the direction of the Chief Excellence Officer. The team takes a hybrid approach where a traditional safety group has been merged with an operation field compliance team to form the Operational Excellence department. The Vice President Operational Excellence briefs the Chief Excellence Officer on safety related issues, policy updates and performance trends regularly. Additionally, Operations executive management is kept up to date on safety-related items during weekly scheduled meetings. The Environmental, Safety and Corporate Responsibility (ESCR) Committee of the Board of Directors is kept apprised of safety related matters as needed and with monthly updates and quarterly meetings. CNX employs safety and health professionals with a variety of safety certifications such as an Occupational Health Nurse, Emergency Medical Technicians and Emergency Medical Responders.

Emergency Preparedness and Response. Emergency response plans are developed for all CNX locations and operations. The plans are reviewed for effectiveness biannually and are communicated to affected employees through safety meetings and training. Drills and emergency exercises are conducted to ensure all employees understand their roles and responsibilities during an actual event. These exercises range from tabletop exercises to internal drills, up to and including events involving external resources. CNX actively engages with local municipalities and emergency responders to ensure they are aware of our planned activities. This helps to familiarize emergency response resources with CNX personnel, facilities and operations. This proactive approach gives emergency responders the opportunity to ask questions and understand CNX protocols so they are prepared in the case of an emergency.

Industry Segments

Financial information concerning industry segments, as defined by GAAP, for the years ended December 31, 2021, 2020 and 2019 is included in Note 21 - Segment Information in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K and is incorporated herein by reference.

Laws and Regulations

General

Our operations are subject to various federal, state and local (including county and municipal level) laws and regulations, with a heavy emphasis placed on compliance with environmental laws and regulations as a result of the nature of our business. These laws and regulations cover virtually every aspect of our operations including, among other things: transportation and use of public roads; construction of well pads, impoundments, tanks and roads; pooling and unitizations; water withdrawal and procurement for well stimulation purposes; well drilling, casing and hydraulic fracturing; stormwater management; well production; well plugging; venting or flaring of natural gas; pipeline construction and the compression and transmission of natural gas and liquids; reclamation and restoration of properties after natural gas operations are completed; handling, storage, transportation, treatment and disposal of materials used or generated by natural gas operations; the calculation, reporting and payment of taxes on gas production; and gathering of natural gas production. In addition to a variety of laws and regulations governing our natural gas operations, CNX is also subject to laws and regulations with respect to our employees, including health and safety regulations, and various financial and regulatory laws and regulations relating to our status as a public company, and our participation in derivative markets.
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

CNX endeavors to conduct our natural gas and midstream operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements against a backdrop of variable geologic and seasonal conditions, exceedances and violations of permits and other regulatory requirements during operations can and do occur. Such exceedances and violations generally result in fines or penalties but could also make it more difficult for us to obtain necessary permits in the future. The possibility exists that new legislation or regulations may be adopted which would have a significant impact on our operations or on our customers' ability to use our natural gas and may require us or our customers to change our or their operations significantly or incur substantial costs. See “Risk Factors -- Existing and future governmental laws, regulations and other legal requirements and judicial decisions that govern our business may increase our costs of doing business and may restrict our operations” for additional discussion regarding additional laws and regulations affecting our business, operations and industry.

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

Environmental Laws

Many of the laws and regulations referred to above are state-level environmental laws and regulations, which vary according to the state where CNX is operating. Our natural gas and midstream operations are also subject to numerous federal environmental laws and regulations.

In addition to routine reviews and inspections by regulators to confirm compliance with applicable regulatory requirements, CNX has established protocols for ongoing assessments to identify potential environmental exposures. These assessments take into account industry and internal best management practices and evaluate compliance with laws and regulations and include reviews of our third-party service providers, including, for instance, waste management transporters and related facilities.

Hydraulic Fracturing Activities. Hydraulic fracturing is typically regulated by state oil and natural gas commissions and similar agencies, but the U.S. Environmental Protection Agency (EPA) has asserted certain regulatory authority over hydraulic fracturing and has moved forward with various regulatory actions, including the issuance of regulations requiring green completions for hydraulically fractured wells, and has disclosed its intent to develop regulations to require companies to disclose information regarding the chemicals used in hydraulic fracturing. Some states, including states in which CNX operates, have adopted regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations, or otherwise seek to ban some or all of these activities. Additionally, these and other federal requirements and proposals may be subject to further review and revision by the EPA.

Scrutiny of hydraulic fracturing activities also continues in other ways at the federal and local levels. For example, in June 2015, the EPA issued its draft report on the potential impacts of hydraulic fracturing on drinking water and groundwater. The draft report found no systemic negative impacts from hydraulic fracturing. In December 2016, the EPA released its final report on the impacts of hydraulic fracturing on drinking water. While the language was changed and included the possibility of negative impacts from hydraulic fracturing, it also included the guidance to industry and regulators on how the process can be performed. CNX cannot predict whether any other legislation or regulations will be enacted and, if so, what its provisions will be.

Clean Air Act. The federal Clean Air Act and corresponding state laws and regulations regulate air emissions primarily through permitting and/or emissions control requirements. This affects natural gas production and processing operations. Various activities in our operations are subject to air quality regulation, including pipeline compression, venting and flaring of natural gas and hydraulic fracturing and completion processes, as well as fugitive emissions from operations. CNX obtains permits, typically from state or local authorities, to conduct these activities. Additionally, CNX is required to obtain pre-approval for construction or modification of certain facilities, to meet stringent air permit requirements, or to use specific equipment, technologies or best management practices to control emissions. Further, some states and the federal government have proposed that emissions from certain proximate and related sources should be aggregated to provide for regulation and permitting of a single, major source. Federal and state governmental agencies continue to investigate the potential for emissions from oil and natural gas activities and further regulation could increase our cost or temporarily restrict our ability to produce.

For example, the EPA sets National Ambient Air Quality Standards for certain pollutants and changes to such standards could cause us to make additional capital expenditures or alter our business operations in some manner. See “Risk Factors - Climate change risk, legislation, litigation and regulation of greenhouse gas emissions at the federal or state level may increase our operating costs and reduce the value of our natural gas assets and such regulation, as well as uncertainty concerning such regulation and public policy pressures that may arise, could adversely impact the market for natural gas, as well as for our securities” for additional discussion regarding certain laws and regulations related to air emissions and related matters.

Clean Water Act. The federal Clean Water Act (CWA) and corresponding state laws affect our natural gas operations by regulating storm water or other regulated substance discharges, including pollutants, sediment and spills and releases of oil, brine and other substances, into surface waters (and under some state statutory schemes groundwater) and in certain instances imposing requirements to dispose of produced wastes and other oil and natural gas wastes at approved disposal facilities. The discharge of pollutants into jurisdictional waters is prohibited, except in accordance with the terms of a permit issued by the EPA, the U.S. Army Corps of Engineers, or a delegated state agency. These permits require regular monitoring and compliance with effluent limitations and reporting requirements and govern the discharge of pollutants into regulated waters. Federal and state regulatory agencies can impose administrative, civil and/or criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. See “Risk Factors -Environmental regulations can increase costs and introduce uncertainty that could adversely impact the market for natural gas with potential short and long-term liabilities” for additional discussion regarding certain laws and regulations related to clean water, the disposal or use of water and related matters.

Endangered Species Act. The Endangered Species Act and related state laws and regulation protect plant and animal species that are threatened or endangered. Some of our operations are located in areas that are or may be designated as protected habitats for endangered or threatened species, including the Northern Long-Eared and Indiana bats, which has a seasonal impact on our construction activities and operations. New or additional species that may be identified as requiring protection or consideration may lead to delays in permits and/or other restrictions on construction and development.

Safety of Gas Transmission and Gathering Pipelines. Natural gas pipelines serving our operations are subject to regulation by the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) pursuant to the Natural Gas Pipeline Safety Act of 1968, (NGPSA), as amended by the Pipeline Safety Act of 1992, the Accountable Pipeline Safety and Partnership Act of 1996, the Pipeline Safety Improvement Act of 2002 (PSIA), the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of natural gas pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. oil and natural gas transmission pipelines in high-consequence areas. Additionally, certain states, such as West Virginia, also maintain jurisdiction over intrastate natural gas lines. These statutes and related regulations may be revised or amended which may lead to additional safety requirements. See “Risk Factors -- CNX may incur significant costs and liabilities as a result of pipeline operations and/or increases in the regulation of natural gas gathering pipelines” for additional discussion regarding gas transmission and gathering pipelines.

Resource Conservation and Recovery Act. The federal Resource Conservation and Recovery Act (RCRA) and corresponding state laws and regulations affect natural gas operations by imposing requirements for the management, treatment, storage and disposal of hazardous and non-hazardous wastes, including wastes generated by natural gas operations. Facilities at which hazardous wastes have been treated, stored or disposed of are subject to corrective action orders issued by the EPA that could adversely affect our financial results, financial condition and cash flows. On December 28, 2016 the EPA entered into a consent order to resolve outstanding litigation brought by environmental and citizen groups regarding the applicability of RCRA to wastes from oil and gas development activities. In April 2019, the EPA issued a report pursuant to the consent order concluding that revisions to the federal regulations for the management of exploration and production wastes under RCRA were not necessary at the time the report was issued. CNX cannot predict whether the EPA may change its conclusion at some point, or whether any other legislation or regulations will be enacted and if so, what its provisions will be.

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

Section 1(b) of the Natural Gas Act exempts natural gas gathering facilities from regulation by the FERC. However, the distinction between federally unregulated gathering facilities and FERC-regulated transmission facilities is a fact-based determination, and the classification of such facilities may be the subject of dispute and, potentially, litigation. CNX owns certain natural gas pipeline facilities that CNX believes meet the traditional tests which the FERC has used to establish a pipeline's status as a gatherer not subject to the FERC jurisdiction.

Natural gas prices are currently unregulated, but Congress historically has been active in the area of natural gas regulation. CNX cannot predict whether new legislation to regulate natural gas sales might be enacted in the future or what effect, if any, any such legislation might have on our operations.
Health and Safety Laws

Occupational Safety and Health Act. Our natural gas operations are subject to regulation under the federal Occupational Safety and Health Act (OSHA) and comparable state laws in some states, all of which regulate health and safety of employees at our natural gas operations. Additionally, OSHA's hazardous communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state laws and regulations require that information be maintained about hazardous materials used or produced by our natural gas operations and that this information be provided to employees, state and local governments and the public.

Climate Change Laws and Regulations

Climate change continues to be an area of legislative and regulatory focus. There are a number of proposed and final laws and regulations intended to limit greenhouse gas emissions, and regulations that restrict emissions could increase our costs should the requirements necessitate the installation new equipment or the purchase of emission credits or allowances. These laws and regulations could also impact our customers, including the electric generation industry, making alternative sources of energy more competitive. Additional regulation could also lead to permitting delays and additional monitoring and administrative requirements, as well as to impacts on electricity generating operations. See “Risk Factors - Climate change risk, legislation, litigation and regulation of greenhouse gas emissions at the federal or state level may increase our operating costs and reduce the value of our natural gas assets and such regulation, as well as uncertainty concerning such regulation and public policy pressures that may arise, could adversely impact the market for natural gas, as well as for our securities” for additional discussion regarding certain laws and regulations related to climate change, greenhouse gas and related matters.

Title to Properties

CNX acquires ownership or leasehold rights to oil and natural gas properties prior to conducting operations on those properties. The legal requirements of such ownership or leasehold rights generally are established by state statutory or common law. As is customary in the natural gas industry, CNX has generally conducted only a summary review of the title to oil and gas rights that are not yet in our development plans, but which CNX believes it controls. This summary review is conducted at the time of acquisition or as part of a review of our land records. Prior to the commencement of development operations on natural gas and CBM properties, CNX conducts a thorough title examination and perform curative work with respect to significant title defects. Our discovering title defects which CNX is unable to cure may adversely impact our ability to develop those properties and CNX may have to reduce our estimated gas reserves including our proved undeveloped reserves. In accordance with the foregoing, CNX has completed title work on substantially all of our natural gas and CBM properties that are currently producing and believe that CNX has satisfactory title to our producing properties in accordance with standards generally accepted in the industry. See “Risk Factors - CNX may incur losses as a result of title defects in the properties in which CNX invests or the loss of certain leasehold or other rights related to our midstream activities.”

Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the Securities and Exchange Commission (the SEC). CNX is subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and other information CNX files with the SEC are available free of charge at our website www.cnx.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. CNX periodically provides other information for investors on corporate website, including press releases and other information about financial performance, information on corporate governance and presentations. Our references to website URLs are intended to be inactive textual references only. The information found on, or that can be accessed from or that is hyperlinked to, our website does not constitute part of, and is not incorporated into, this Form 10-K.

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

Risks Related to Economic Conditions and our Industry

•Prices for natural gas and NGLs are volatile and can fluctuate widely based upon a number of factors beyond our control, including supply and demand for our products.
•If natural gas prices decrease or drilling efforts are unsuccessful, CNX may be required to record write-downs of our proved natural gas properties.
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
•Negative public perception regarding our Company or industry and changing investor sentiment towards climate change and fossil fuels could have an adverse effect on our operations, financial results or stock price.
•Events beyond our control, including a global or domestic health crisis, may result in unexpected adverse operating and financial results.
•Increasing attention to environmental, social and governance (ESG) matters may adversely impact our business.

Risks Related to our Business Operations

•The disruption of, capacity constraints in, or proximity to pipeline and processing systems could limit sales of our natural gas and NGLs and cash flows from operations, and any decrease in availability of pipelines or other midstream facilities could adversely affect our operations.
•Uncertainties exist in the estimation of economical recovery of oil and natural gas reserves.
•Developing, producing, and operating natural gas wells is a high-risk activity, and is subject to operating risks and hazards that could increase expenses, decrease our production levels and expose us to losses or liabilities.
•Our identified development locations are scheduled over multiple future years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their actual development.
•Our capital projects require substantial capital expenditures and are subject to regulatory, environmental, political, legal and economic risks and if CNX fails to generate sufficient cash flow, obtain required capital or financing on satisfactory terms or respond to regulatory and political developments, our natural gas reserves may decline and our operations and financial results may suffer.
•CNX may not be able to obtain required personnel, services, equipment, parts and raw materials in a timely manner, in sufficient quantities or at reasonable costs to support our operations.
•If CNX cannot find adequate sources of water for our use or CNX is unable to dispose of or recycle water produced from our operations at a reasonable cost and within applicable environmental rules, our ability to produce natural gas economically and in sufficient quantities could be impaired.
•Failure to successfully replace our current natural gas, NGL and oil reserves through economic development of our existing or acquired assets or through acquisition of additional producing assets, would lead to a decline in our natural gas, NGL and oil production levels and reserves.
•CNX may incur losses as a result of title defects in the properties in which CNX invests or the loss of certain leasehold or other rights related to our midstream activities.

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
•Changes in federal or state tax laws focused on natural gas exploration and development could cause our financial position and profitability to deteriorate and future tax liability may be greater than anticipated.
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
•CNX is subject to counterparty performance risk with respect to the capped call transactions.
•Conversion of the Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
•CNX may be unable to raise the funds necessary to repurchase the Convertible Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may impact our ability to repurchase the Convertible Notes or pay cash upon their conversion.
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
•CNX does not completely control the timing of divestitures that CNX plans to engage in, and they may not provide anticipated benefits.
•There is no guarantee that CNX will continue to repurchase shares of our common stock under our current or any future share repurchase program at levels undertaken previously or at all.
•CNX may operate a portion of our business with one or more joint venture partners or in circumstances where CNX is not the operator, which may restrict our operational and corporate flexibility.
•In connection with the separation of our coal business, CONSOL Energy has agreed to indemnify us for certain liabilities, and we have agreed to indemnify CONSOL Energy for certain liabilities.

Other General Risks

•Cyber-incidents targeting our systems, oil and natural gas industry systems and infrastructure, or the systems of our third-party service providers could materially adversely affect our business, financial condition or results of operations.
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

Risks Related to Economic Conditions and our Industry

Prices for natural gas and NGLs are volatile and can fluctuate widely based upon a number of factors beyond our control, including supply and demand for our products. An extended decline in the prices CNX receives for our natural gas and NGLs will adversely affect our business, operating results, financial condition and cash flows.

Our financial results are significantly affected by the prices we receive for our natural gas and NGLs. Natural gas, NGLs, oil and condensate prices are very volatile and can fluctuate widely based upon supply from energy producers relative to demand for these products and other factors beyond our control. In particular, the U.S. natural gas industry faces oversupply due to the success of domestic shale development, associated natural gas produced by oil producers, and other North American shale gas plays that impact domestic pricing. This oversupply of natural gas, beginning in 2012, has resulted in depressed domestic prices for most of that period. Industry drilling has continued in these plays, despite these lower gas prices, as producers continued to become more efficient. CNX expects continued volatility of natural gas prices in the future.

Our producing properties are geographically concentrated in the Appalachian Basin, which exacerbates the impact of regional supply and demand factors on our business, including the pricing of our natural gas. Not all of the natural gas produced in this region can be consumed by regional demand and must, therefore, be exported to other regions, which causes natural gas produced and sold locally to be priced at a discount to many other market hubs, such as the benchmark Henry Hub price. This discount, or negative basis, to the Henry Hub price is forecasted to continue in future years for Appalachian Basin producers. While new interstate pipeline projects could reduce this discount, it could increase further if production in the basin continues to grow and projects to move gas out of the basin are cancelled, delayed or denied for any reason, such as permitting and regulatory issues or environmental lawsuits. In July 2020, the Atlantic Coast Pipeline project, which was designed to move produced natural gas out of the northeast, was cancelled by its partners after nearly six years of work; and on January 25, 2022, the U.S. Court of Appeals for the Fourth Circuit invalidated the U.S. Forest Service and Bureau of Land Management (BLM) approvals for the Mountain Valley Pipeline to pass through the Jefferson National Forest. The ruling sends the permit back to the Forest Service and BLM for reconsideration. An extended period of lower natural gas prices can reduce cash flow, which decreases funds available for capital expenditures to replace reserves or increase production.

Our drilling plans also include some activity in areas of shale formations that may also contain NGLs, condensate and/or oil. The prices for NGLs, condensate and oil are also volatile for reasons similar to those described above, for natural gas. Although the Company is able to hedge natural gas benchmarks and local basis differentials, it has not found acceptable instruments to hedge its relatively minor quantities of NGL, condensate and oil. In addition, similar to the oversupply of natural gas, historically, increased drilling activity by third parties in formations containing NGLs has led to a significant decline in the price CNX receives for our NGLs. International demand and storage levels also affect NGL prices. Further, an oversupply of NGLs in the local markets where CNX operates requires excess NGLs to be transported out of our region and into the broader market, including international exports. NGLs are transported by a variety of methods, including pipeline, rail, and truck. Any disruption in those means of transportation could have a further detrimental impact on the price CNX receives for our NGLs. Our results of operations may be adversely affected by a depressed level of, or downward fluctuations in, NGLs, condensate and oil prices.

Apart from issues with respect to the supply of products CNX produces, demand can fluctuate widely due to a number of matters beyond our control, including:

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

Lack of market demand could result in temporarily shut-in wells due to low commodity prices and it is possible that some of our wells may be shut-in in the future or sales terms may be less favorable than might otherwise be obtained should demand for our products decrease and/or prices decrease.

If natural gas prices decrease or drilling efforts are unsuccessful, CNX may be required to record write-downs of our proved natural gas properties. Additionally, changes in assumptions impacting management’s estimates of future financial results as well as other assumptions related to the Company's stock price, weighted-average cost of capital, terminal growth rates and industry multiples, could cause goodwill and other intangible assets CNX holds to become impaired and result in material non-cash charges to earnings.

Lower natural gas prices or wells that produce less than expected quantities of natural gas, have in the past and may in the future reduce the amount of natural gas that CNX can produce economically. This results in our having to make substantial downward adjustments to our estimated proved reserves. When this occurs, or when our estimates of development costs increase, production data factors change or our exploration results deteriorate, accounting rules require us to write down, as a non-cash charge to earnings, the carrying value of our natural gas properties. CNX is required to perform impairment tests on our assets at least annually or whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever development plans change with respect to those assets. In the past CNX has had to record an impairment charge related to certain assets and CNX may incur impairment charges in the future, which could have an adverse effect on our results of operations in the period taken.

For the year ended December 31, 2020, CNX recognized certain indicators of impairments specific to our Southwest Pennsylvania (SWPA) CBM asset group and determined that the carrying value of that asset group was not recoverable. The fair value of the asset group was estimated by discounting the estimated future cash flows using discount rates and other assumptions that market participants would use in their estimates of fair value. As a result, an impairment of $62 million was recognized and is included in Impairment of Exploration and Production Properties in the Consolidated Statements of Income. The impairment was related to an economic decision to temporarily idle certain CBM wells and the related processing facility during the first quarter of 2020. There were no impairments for the year ended December 31, 2021.

Future acquisitions may lead to the acquisition of additional goodwill or other intangible assets. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value as defined by GAAP, CNX will evaluate this goodwill and other intangible assets for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Estimated fair values could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in capital structure, cost of debt, interest rates, capital expenditure levels, operating cash flows, or market capitalization. The future impairment of these assets could require material non-cash charges to our results of operations, which could materially adversely affect our reported earnings and results of operations for the affected periods.

Competition and consolidation within the natural gas industry may adversely affect our ability to sell our products and midstream services or other parts of the business. Increased competition or a loss of our competitive position can adversely affect our sales of, or our prices for, our products, which can impair our profitability.

The natural gas, exploration, production and midstream industries are intensely competitive with companies from various regions of the United States, and increasingly face competition in international markets. The industry has been experiencing increased competitive pressures as a result of both consolidation within the exploration and production space, along with the continued proliferation of stand-alone midstream companies. Midstream, transmission and processing consolidation in the industry could lead to a less competitive environment for CNX to find partners for projects needed to support development, which could increase costs. Many of the companies with which CNX competes are larger and have more resources to deploy, and if CNX were unable to compete, our company, our operating results, financial position or other parts of the business may be adversely affected. In addition, CNX competes with larger companies to acquire new natural gas properties for future exploration, limiting our ability to replace the natural gas CNX produces or to grow our production. There is also increased competition within the industry as a result of oil-focused drilling, where natural gas is produced as an ancillary byproduct and may be sold at prices below market. Some of such “byproduct” gas could be transported to our key markets, thereby affecting regional supply. The industry also faces competition from alternative energy sources. The highly competitive environment in which CNX operates may negatively impact our ability to acquire additional properties at prices or upon terms CNX views as favorable. Any reduction in our ability to compete in current or future natural gas markets could materially adversely affect our business, financial condition, results of operations and cash flows.

In addition, potential third-party customers who are significant producers of natural gas and condensate may develop their own midstream systems in lieu of using our systems. All of these competitive pressures could materially adversely affect our business, results of operations, financial condition and cash flows.

Deterioration in the economic conditions in any of the industries in which our customers operate, a domestic or worldwide financial downturn, or negative credit market conditions can have a material adverse effect on our liquidity, results of operations, business and financial condition that CNX cannot predict.

Economic conditions in a number of industries in which our customers operate, such as electric power generation, have experienced substantial deterioration in the past, resulting in reduced demand for natural gas. Renewed or continued weakness in the economic conditions of any of the industries CNX serves or that are served by our customers, or the increased focus by markets on carbon-neutrality, could adversely affect our business, financial condition, results of operation and liquidity in a number of ways. For example:

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
•our ability to refinance our existing senior notes may be limited and the terms on which we are able to do so may be less favorable to us depending on the strength of the capital markets or our credit ratings;
•our ability to access the capital markets may be restricted at a time when CNX would like, or need, to raise capital for our business including for exploration and/or development of our natural gas reserves;
•increased capital markets scrutiny of E&P companies leading to increased costs of capital or lack of credit availability; and
•a decline in our creditworthiness may require us to post letters of credit, cash collateral, or surety bonds to secure certain obligations, all of which would have an adverse effect on our liquidity.

In addition, the ongoing coronavirus (COVID-19) pandemic has materially and adversely impacted many businesses, industries and economies. For further detail regarding the risks to our business resulting from COVID-19, see the Risk Factor titled “Events beyond our control, including a global or domestic health crisis, may result in unexpected adverse operating and financial results.”

Our hedging activities may prevent us from benefiting from price increases and may expose us to other risks.

To manage our exposure to fluctuations in the price of natural gas, CNX enters into hedging arrangements with respect to a portion of our expected production. As of January 6, 2022, CNX expects these transactions will represent approximately 470.8 Bcf of our estimated 2022 production at an average price of $2.45 per Mcf, 392.3 Bcf of our estimated 2023 production at an average price of $2.36 per Mcf, 344.6 Bcf of our estimated 2024 production at an average price of $2.25 per Mcf, 273.4 Bcf of our estimated 2025 production at an average price of $2.23 per Mcf, and 220.9 Bcf of our estimated 2026 production at an average price of $2.45 per Mcf. To the extent that CNX engages in hedging activities, CNX may be prevented from realizing the near-term benefits of price increases above the levels of the hedges. If CNX chooses not to engage in or otherwise reduce our future use of hedging arrangements or are unable to engage in hedging arrangements due to lack of acceptable counterparties, CNX may be more adversely affected by changes in natural gas prices than our competitors who engage in hedging arrangements to a greater extent than CNX does. Increases or decreases in forward market prices could result in material unrealized (non-cash) losses or gains on commodity derivative instruments resulting in volatility in reported earnings. Future legislation regarding derivatives could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price risks associated with our business.

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

Negative public perception regarding our industry resulting from, among other things, operational incidents or concerns raised by advocacy groups, related to environmental, health, or community impacts has resulted in increased regulatory scrutiny, which has resulted in additional laws, regulations, guidelines and enforcement interpretations, at the federal or state level. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and an increased risk of litigation that may negatively impact our future financial results or our stock price. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. This could cause the permits CNX needs to conduct our operations to be withheld, delayed, or burdened by requirements that restrict our ability to profitably conduct our business.

In addition, in recent years increasing attention has been given to corporate activities related to environmental issues in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities, and other groups, to promote change at public companies, including through investment and voting practices. These activities include increasing attention and demands for action related to climate change and energy transition matters, such as promoting the use of substitutes to fossil fuel products and encouraging the divestment of fossil fuel equities, as well as pressuring lenders and other financial services companies to limit or curtail activities with fossil fuel companies. As a result, some capital markets participants have reduced or ceased lending to, or investing in, companies that operate in industries with higher perceived environmental exposure, such as the energy industry. If divestment efforts continue, the price of our common stock or debt securities, and our ability to access capital markets or to otherwise obtain new investment or financing, may be negatively impacted and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Events beyond our control, including a global or domestic health crisis, may result in unexpected adverse operating and financial results.

While CNX has not incurred significant disruptions to its operations during the years ended December 31, 2021 and 2020 as a direct result of the COVID-19 pandemic, the continuation of the COVID-19 pandemic may materially and adversely affect, our business, operating and financial results and liquidity in the future. The severity, magnitude and duration of the ongoing COVID-19 outbreak and the efforts to reduce its spread remain uncertain but continues to be rapidly changing and hard to predict. While the full impact of this virus and the long-term worldwide reaction to it and impact from it remains unknown at this time, government reaction to the pandemic and restrictions and limitations applied by the government as a result, continued changes in the infection rate, travel restrictions, quarantines, or site closures as a result of the virus could, among other things, impact the ability of our employees and contractors to perform their duties, cause increased technology and security risk due to extended and company-wide telecommuting, lead to disruptions in our supply chain (including necessary contractors and materials), lead to a disruption in our resource acquisition or permitting activities and cause disruption in our relationship with our customers. Additionally, the COVID-19 outbreak has significantly impacted economic activity and markets around the world, and COVID-19 or another similar outbreak could negatively impact our business in numerous ways, including, but not limited to, the following:

•our revenue may be reduced if the outbreak results in an economic downturn or recession, to the extent it leads to a prolonged decrease in the demand for natural gas and liquefied natural gas (LNG) and, to a lesser extent, NGLs and oil;
•our operations may be disrupted or impaired, thus lowering our production level, if a significant portion of our employees or contractors are unable to work due to illness or if our field operations are suspended or temporarily shut-down or restricted due to additional control measures designed to contain the outbreak; and
•the operations of our midstream service providers, on whom CNX relies for the transmission, gathering and processing of a significant portion of our produced natural gas, NGLs, oil and condensate, may be disrupted or suspended in response to containing the outbreak, and/or the difficult economic environment may lead to the bankruptcy or closing of the facilities and infrastructure of our midstream service providers, which may result in substantial discounts in the prices CNX receives for our produced natural gas, NGLs, oil and condensate or result in the shut-in of producing wells or the delay or discontinuance of development plans for our properties.

In addition, the COVID-19 pandemic has increased volatility and caused negative pressure in the capital and credit markets. As a result, CNX may experience difficulty accessing the capital or financing needed to fund our exploration and production operations, which have substantial capital requirements, or refinance our upcoming maturities on satisfactory terms or at all. CNX typically funds its capital expenditures with existing cash and cash generated by operations (which is subject to a number of variables, including many beyond our control) and, to the extent our capital expenditures exceed our cash resources, from borrowings under our revolving credit facility and other external sources of capital, we could be required to curtail our operations and the development of our properties, which in turn could lead to a decline in our reserves and production, and could adversely affect our business, results of operations and financial position.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth in this Risk Factors section of this Form 10-K, such as those relating to our financial performance and debt obligations. The continued rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on our business, which will depend on numerous evolving factors and future developments that CNX is not able to predict, including the length of time that the pandemic continues, its effect on the demand for natural gas, LNG, NGLs, oil and condensate, the response of the overall economy and the financial markets as well as the effect of governmental actions taken in response to the pandemic. Any of these outcomes could have a material adverse effect on our business, operations, financial results and liquidity.

Increasing attention to environmental, social and governance (ESG) matters may adversely impact our business.

Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings, while not standardized or fully transparent, are used by some investors to evaluate their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us and to the diversion of their investment away from the fossil fuel industry to other industries. Such diversion could have a negative impact on our stock price and our access to and costs of capital.

Risks Related to our Business Operations

The disruption of, capacity constraints in, or proximity to pipeline and processing systems could limit sales of our natural gas and NGLs and cash flows from operations, and any decrease in availability of pipelines or other midstream facilities could adversely affect our operations.

Although CNX owns midstream facilities, we also gather, process and transport our natural gas to market by utilizing processing facilities and pipelines owned by others. If pipeline or processing facility capacity is limited or is unexpectedly disrupted for any reason, our sales of natural gas and/or NGLs could be reduced, which could negatively affect our profitability. If CNX cannot access processing facilities and pipeline transportation, we may have to reduce our production of natural gas, reducing our sales and revenues, and causing our unit costs to increase. If pipeline quality standards change or we cannot meet applicable standards, we might be required to install additional processing equipment which could increase our costs. Pipelines could also curtail our flows until the natural gas delivered to their pipeline is in compliance with predetermined gas quality specifications. Any reduction in our production of natural gas or increase in our costs could materially adversely affect our business, financial condition, results of operations and cash flows.

Further, a significant portion of our natural gas is sold on or through two pipeline systems, Texas Eastern Transmission and Columbia Gas Transmission, which could experience capacity issues, operational disruptions and unexpected downtime, including from cyberattacks, with either no or little alternative transportation options available for our natural gas. Reductions in capacity on the pipelines, which have occurred in the past, may result in curtailments and reduce our production of natural gas. A reduction in capacity on any downstream pipelines could also reduce the demand for our natural gas, which would reduce the price CNX receives for our production.

CNX has various third-party firm transportation, natural gas processing, gathering and other agreements in place, many of which have minimum volume delivery commitments that obligate us to pay fees on minimum volumes regardless of actual volume throughput. Reductions in our drilling program may result in insufficient production to utilize our full firm transportation and processing capacity, reducing our cash flow from operations, which may require us to reduce or delay our planned investments and capital expenditures or seek alternative means of financing, all of which may have a material adverse effect our business, financial condition, results of operations and cash flows.

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

Uncertainties exist in the estimation of economic recovery of oil and natural gas reserves. With these uncertainties, estimates of revenues, operating and development costs and profitability may be inaccurate.

Oil and natural gas reserves are economically recoverable when the price at which they are expected to be sold exceeds their expected cost of development and production. Reserves require estimates of underground accumulations of oil and natural gas, and the use of assumptions concerning natural gas and liquid hydrocarbon prices, production levels, recoverable reserve quantities and operating and development costs. For example, a significant amount of our proved oil and natural gas reserves are identified as proved undeveloped reserves and may be more susceptible to positive and negative changes in reserve estimates than our proved developed reserves. A portion of the proved undeveloped reserves booked during the last ten years were due to the addition of undeveloped wells on our Shale acreage more than one offset location away from existing production through the use of reliable, industry standard applications. Also, we make certain assumptions regarding natural gas and liquid hydrocarbon prices, production levels and operating and development costs that may prove to be incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of our natural gas and natural gas liquid reserves, the economically recoverable quantities of natural gas and natural gas liquids attributable to any particular group of properties, the classifications of natural gas reserves based on risk of recovery and estimates of the future net cash flows. The PV-10 measure of pre-tax discounted future net cash flows and the standardized measure of after-tax discounted future net cash flows from our proved reserves included within this Annual Report on Form 10-K are not necessarily the same as the current market value of our estimated natural gas and liquid reserves. CNX bases the estimated discounted future net cash flows from our proved natural gas and natural gas liquid reserves on historical average prices and costs. However, actual future net cash flows from our proved and unproved natural gas and natural gas liquid properties may also be affected by factors such as:

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

The timing of both our production and our incurrence of expenses in connection with the development and production of natural gas, NGLs and oil and/or condensate will affect the timing of actual future net cash flows from proved reserves and thus their actual present value. In addition, the prescribed 10% discount factor used when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. If natural gas prices decline by $0.10 per Mcf, then the pre-tax present value using a 10% discount rate of our proved natural gas reserves as of December 31, 2021 would decrease from $8.1 billion to $7.9 billion.

Developing, producing and operating natural gas wells is a high-risk activity, and is subject to operating risks and hazards that could increase expenses, decrease our production levels and expose us to losses or liabilities.

Our financial results are materially dependent upon the success of our development program. The development of natural gas involves numerous risks, including the risk that an encountered well does not produce in sufficient quantities to make the well economically viable. The cost of drilling, completing and operating wells is substantial and uncertain, and our operations may be curtailed, delayed or canceled as a result of a variety of factors beyond our control. Our future development activities may not be successful, and if they are unsuccessful, such failure will have an adverse effect on our future results of operations and financial condition. CNX may be unable to develop identified or budgeted wells within our expected time frame, or at all for various reasons, and a final determination with respect to the development of any scheduled or budgeted wells will be dependent on a number of factors, including:

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
•whether production levels align with estimates; and
•economic and industry conditions at the time of development, including prevailing and anticipated prices for natural gas, NGLs and oil and the availability and cost of oilfield services.

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

The exploration, production, and transporting of natural gas involves numerous operational risks. The cost of developing and operating a shale gas well, a shallow oil and gas well or a coalbed methane (CBM) well is often uncertain, and a number of factors can delay, suspend, or prevent development operations, decrease production and/or increase the cost of our natural gas operations at particular sites for varying lengths of time. The operational factors that are most likely to negatively impact our operations include unexpected development and production conditions (including pressure or irregularities in geologic formations or wells, material and equipment failures, fires, ruptures, loss of well control, landslides, mine subsidence, explosions or other accidents and environmental concerns and adverse weather conditions), which conditions and risks may be amplified as we increase the vertical and horizontal length of drilling endeavors; similar operational or design issues relating to pipelines, compressor stations, pump stations, related equipment and surrounding properties; challenges relating to transportation, pipeline infrastructure and capacity for treatment or disposal of waste water generated in operations and failure to obtain, or delays in the issuance of, permits at the state or local level and the resolution of regulatory concerns.

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
•regulatory enforcement, investigations and penalties;
•suspension of our operations; and
•repair and remediation costs.

The occurrence of any operational event that prevents delivery of natural gas to a customer and is not excusable as a force majeure event under our supply agreement, could result in economic penalties, suspension or ultimately termination of the supply agreement.

Although CNX maintains insurance for a number of risks and hazards, we may not be adequately insured against the losses or liabilities that could arise from a significant accident or disruption in our operations. The occurrence of an event that is not fully covered by insurance, such as pollution or environmental issues, could materially adversely affect our business, financial condition, results of operations and cash flows.

Our identified development locations are scheduled over multiple future years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their actual development.

Our management team has specifically identified and scheduled certain locations as an estimation of our future multi-year development activities on our existing acreage. These locations represent a significant part of our development strategy. Our ability to develop these locations may be dependent on a number of factors, including natural gas, NGL and oil prices, the availability and cost of capital, drilling and production costs, obtaining required regulatory permits, the acquisition on acceptable terms of any leasehold interests we do not control but that are necessary to complete the drilling unit, including potentially through third-party swap transactions, availability of drilling services and equipment, drilling results, lease expirations for the failure to timely develop or otherwise, transportation constraints, regulatory and zoning approvals and other factors. Because of these uncertain factors, we do not know if the numerous development locations we have identified will ever be drilled. CNX may require significant additional capital over a prolonged period in order to pursue the development of these locations, and we may not be able to raise or generate the capital required to do so. Any development activities we are able to conduct on these locations may be unsuccessful, which may result in our inability to add additional proved reserves or may result in a downward revision of our estimated proved reserves, which could materially adversely affect our business and results of operations.

Our capital projects require substantial capital expenditures and are subject to regulatory, environmental, political, legal and economic risks and if CNX fails to generate sufficient cash flow, obtain required capital or financing on satisfactory terms or respond to regulatory and political developments, our natural gas reserves may decline and our operations and financial results may suffer.

As part of our strategic determinations, CNX expects to continue to make substantial capital expenditures in the development and acquisition of natural gas reserves and maintenance, purchase or construction of midstream systems. If CNX is unable to make sufficient or effective capital expenditures, we will be unable to maintain and grow our business. The gas gathering agreements that we have with third-parties may impose obligations on us to invest capital in our midstream systems which are not fully protected against volumetric risks associated with lower-than-forecast volumes flowing through our gathering systems. To the extent our customers are not contractually obligated to, and determine not to, develop their properties in the areas covered by these acreage dedications, or otherwise sell, exchange, farm-out or otherwise dispose of all of, or an undivided interest in, the development of the dedicated acreage, the resulting decrease in the development of reserves by our midstream customers could result in reduced volumes serviced by us and a commensurate decline in revenues and cash flows.

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

Revenues may not increase immediately (or at all) upon the expenditure of funds on a particular project. There is no assurance that CNX will have sufficient cash from operations, borrowing capacity under our credit facilities, or the ability to raise additional funds in the capital markets to meet our capital requirements. If cash flow generated by our operations or available borrowings under our credit facilities are not sufficient to meet our capital requirements, or CNX is unable to obtain additional financing, CNX could be required to curtail the pace of the development of our natural gas properties and midstream activities, which in turn could lead to a decline in our reserves and production, and could adversely affect our business, financial condition and results of operations.

CNX may not be able to obtain required personnel, services, equipment, parts and raw materials in a timely manner, in sufficient quantities or at reasonable costs to support our operations.

CNX relies on third-party contractors to provide key services and equipment for our operations. CNX contracts with third parties for well services, related equipment and qualified experienced field personnel to drill wells, construct pipelines and conduct field operations. We also utilize third-party contractors to provide land acquisition and related services to support our land operational needs. The demand for these services, equipment and field personnel to drill wells, construct pipelines and conduct field operations and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with natural gas, NGL and oil prices, causing periodic shortages. Weather may also play a role with respect to the relative availability of certain materials. Historically, there have been shortages of drilling and work-over rigs, pipe, compressors and other equipment as demand for rigs and equipment has increased along with the number of wells being drilled. The costs and delivery times of equipment and supplies are substantially greater in periods of peak demand, including increased demand for plays outside of our area of geographic focus. In addition, accelerated levels of inflation may lead to price increases beyond CNX’s control that could lead to CNX incurring increased costs for contractors and/or materials. Accordingly, CNX cannot be assured that we will be able to obtain necessary services, drilling equipment and supplies in a timely manner or on satisfactory terms, and CNX may experience shortages of, or increases in the costs of, drilling equipment, crews and associated supplies, equipment and field services in the future.

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

CNX attempts to mitigate the risks involved with increased natural gas production activity by entering into “take or pay” contracts with well service providers which commit them to provide field services to us at specified levels and commit us to pay for field services at specified levels even if we do not use those services. However, these types of contracts expose us to economic risk during a downturn in demand or during periods of oversupply. Having to pay for services we do not use decreases our cash flow and increases our costs.

In addition, the COVID-19 pandemic has materially and adversely impacted many businesses, industries, supply chains and economies. For further detail regarding the risks to our business resulting from COVID-19, see Risk Factor titled “Events beyond our control, including a global or domestic health crisis, may result in unexpected adverse operating and financial results.”

If CNX cannot find adequate sources of water for our use or CNX is unable to dispose of or recycle water produced from our operations at a reasonable cost and within applicable environmental rules, our ability to produce natural gas economically and in sufficient quantities could be impaired.

As part of our drilling and production in shale formations, CNX uses hydraulic fracturing processes that require access to adequate sources of water, which may not be available in proximity to our operations or at certain times of the year. To ensure adequate water for our operations, CNX may be required to invest substantial amounts of capital in water pipelines which are used for relatively short periods of time. Increased regulation of these water pipelines could cause us to invest additional capital, alter our disposal or transportation method or affect our operations in other manners. Alternatively, CNX may be required to transport water by truck, and CNX may not be able to contract for sufficient water hauling trucks or drivers to meet our needs.

Further, our operations generate significant volumes of wastewater that must be treated, reused or disposed. This waste can be generated from various aspects of our operations, including from drilling fluids, completions activities and normal production over the life of the well, and are associated with all types of natural gas wells, including CBM wells and shale wells. A significant portion of this water can be recycled for use in other hydraulic fracturing operations. To the extent we must dispose of water rather than recycle it, our costs may increase, which will detrimentally affect our cash flows. We attempt to minimize the expense associated with the transportation of wastewater by optimizing the transportation between the sources of wastewater and locations where the wastewater can be reused or disposed. Various interruptions in our planned transportation of this wastewater, including operational issues and regulatory matters, could increase our operating costs, which would detrimentally affect our cash flows. The risk of pollution also exists while handling, transferring, storing, recycling and disposing wastewater and other wastes, as well as in development or production of a well.

Our inability to obtain sufficient amounts of water with respect to our Shale operations or to dispose of or recycle water and other wastes produced from our Shale and our CBM operations in an economically efficient manner, could increase our costs and delay our operations, which will adversely impact our cash flow and results of operations.

Failure to successfully replace our current natural gas, NGL and oil reserves through economic development of our existing or acquired assets or through acquisition of additional producing assets, would lead to a decline in our natural gas, NGL and oil production levels and reserves.

Producing natural gas, NGL and oil reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The rate of decline can change if production from our existing wells is different than what has been estimated, operating conditions change or other circumstances arise that affect our ability to produce the wells. Thus, our future natural gas, NGL and oil reserves and production and, therefore, our cash flow and income are highly dependent on our estimates and our success in efficiently developing and selling our current reserves and economically finding or acquiring additional economically recoverable reserves. CNX may not be able to develop, find or acquire additional economically recoverable reserves to replace our current and future production at acceptable costs.

In addition, the level of natural gas, NGL and condensate volumes handled through our midstream systems depends on the level of production from natural gas wells feeding into such midstream systems, which may be less than expected and which will naturally decline over time. In order to maintain or increase throughput levels on our midstream systems, CNX must supply natural gas, NGLs and condensate from new wells on acreage in close proximity to our midstream systems. This can take the form of wells we develop on our own, wells developed by others on acreage that is dedicated to our midstream systems or through contracts with third-party customers to flow volumes on our midstream systems. CNX has no control over third party producers’ levels of development and completion activity in areas adjacent to our midstream systems, or the amount of reserves associated with or rate of production decline from those third-party wells – and only limited control over those factors on our own wells.

CNX may incur losses as a result of title defects in the properties in which CNX invests or the loss of certain leasehold or other rights related to our midstream activities.

As is common in the oil and gas industry, it is our practice when CNX acquires natural gas leases or interests not to conduct a comprehensive chain of title examination to the mineral interest. Prior to the drilling of a well, however, it is the normal practice in our industry for the operator of the well to obtain a complete title review to ensure there are no obvious defects in title to the well. As a result of such examinations, certain curative work may be required to correct defects in the marketability of the title and such curative work entails expense. Our inability to cure any title defects in our leases in a timely and cost-efficient manner may delay or prevent us from utilizing the associated mineral interest, which may adversely impact our ability in the future to increase production and reserves. The existence of a material title deficiency can render a lease worthless and can adversely affect our results of operations and financial position.

Additionally, most of the land on which our midstream systems have been constructed is not owned in fee by us; rather, the properties are held by surface use agreements, rights-of-way or other easement rights. CNX is, therefore, subject to the possibility of more onerous terms or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. CNX may obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew the right-of-way or for other reasons, could materially adversely affect our business, financial condition, results of operations and cash flows.

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

The issue of global climate change continues to attract considerable public and scientific attention, with underlying concern about the impacts of human activity, especially the emissions of greenhouse gases (“GHGs”) such as carbon dioxide (“CO2”) and methane into the environment and is increasingly the subject of civil litigation and regulatory focus.

The EPA, under the Climate Action Plan, elected to regulate GHGs under the Clean Air Act (“CAA”) to limit emissions of CO2 from natural gas-fired power plants. In April 2017, the EPA announced that it was initiating a review of the Clean Power Plan consistent with President Trump’s Executive Order 13783, and in October 2017 published a proposed rule to formally repeal the Clean Power Plan. On August 20, 2018, the EPA issued the proposed “Affordable Clean Energy Rule.” On June 19, 2019, the EPA issued the final Affordable Clean Energy Rule, replacing the Clean Power Plan. The Affordable Clean Energy Rule was vacated by the United States Court of Appeals for the D.C. Circuit on the last day of the Trump administration in

January 2021. Accordingly, the Biden administration is taking a different direction than the Trump administration regarding these regulatory actions. For example, the new administration re-entered the United States in the Paris Climate Accord and may attempt to establish more stringent standards to update or replace the Affordable Clean Energy Rule. In addition, the EPA adopted a new Climate Adaptation Action Plan in October of 2021.

The EPA has adopted regulations under existing provisions of the federal Clean Air Act that establish Prevention of Significant Deterioration, or PSD, construction and Title V operating permits for large stationary sources. Facilities requiring PSD permits may also be required to meet “best available control technology” (BACT) standards. Rulemaking related to GHG could alter or delay our ability (or our customers’ ability) to obtain new and/or modified air source permits.

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

Additionally, some states have issued mandates to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and potential cap-and-trade programs. For example, Pennsylvania has taken steps to bring Pennsylvania into an eleven -state consortium of Northeastern and Mid-Atlantic States - the Regional Greenhouse Gas Initiative (RGGI) -- that set price and declining limits on CO2 emissions from power plants. In December 2021, the Pennsylvania Attorney General approved a proposed regulation which would allow Pennsylvania to join RGGI; however, the Pennsylvania General Assembly is pursuing a concurrent regulatory review resolution process likely to disapprove of the proposed regulation. Most of these types of programs require major sources of emissions or major producers of fuels to acquire and subsequently surrender emission allowances, with the number of allowances available being reduced each year until a target goal is achieved. The cost of these allowances could increase over time. While new laws and regulations that are aimed at reducing GHG emissions will increase demand for natural gas, they may also result in increased costs for permitting, equipping, monitoring and reporting GHGs associated with natural gas production and use.

In addition, spurred by increasing concerns regarding climate change, the oil and gas industry face growing demand for corporate transparency and a demonstrated commitment to sustainability goals. Environmental, social and governance (ESG) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and stakeholders across the industry.

Finally, there are currently close to two dozen lawsuits filed on behalf of various states and municipalities seeking to hold producers of oil, natural gas and coal liable for the consequences of certain weather-related events, like rising sea levels and more frequent and severe flooding, storms and heatwaves, and seeks money damages for remedial measures aimed at eliminating or ameliorating damages caused by climate change. For further discussion of pending legal proceedings, see Note 20 - Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K.

Environmental regulations can increase costs and introduce uncertainty that could adversely impact the market for natural gas with potential short and long-term liabilities.

CNX is subject to various stringent federal, state, and local laws and regulations relating to the discharge of materials into, and protection of, the environment. These laws and regulations may impose numerous obligations that are applicable to us and our customers' operations. Failure to comply with these laws, regulations and related permit requirements may result in joint and several or strict liability or the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and/or the issuance of injunctions limiting or preventing some or all of our operations. Private parties, including the owners of the properties through which CNX’s gathering systems pass, and some local municipalities may also have the right to pursue legal actions to enforce compliance, challenge governmental actions, as well as seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. CNX may not be able to recover all or any of these costs from insurance. There is no assurance that changes in or additions to regulations and public policies regarding enforcement and the protection of the environment will not have a significant impact on our operations and profitability.

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

CNX utilizes pipelines extensively for its operations. Stream encroachment and crossing permits from the Army Corps of Engineers (ACOE) are often required for the location of or certain impacts these pipelines cause to streams and wetlands. The EPA and the ACOE have developed a rule that revised the definition of “waters of the United States” under the Clean Water Act. The EPA moved forward with the first step on December 11, 2018, when it issued a proposed, revised rule which would replace a prior 2015 rule with pre-2015 regulations, and which narrowed language defining “waters of the United States” under the Clean Water Act that existed prior to that time. In September 2019, the EPA and the ACOE announced that the agencies were repealing the 2015 rule. This second step was a notice-and-comment rulemaking in which federal agencies conducted a substantive reevaluation of such definition. On June 22, 2020, the Navigable Waters Protection Rule became effective. On June 9, 2021, the EPA announced its intent to revise the rule again. On August 4, 2021, the EPA and ACOE announced a rulemaking process to revise the definition of “waters of the United States.” While CNX cannot at this time predict how this rule will be enforced by the new Biden administration, such rulemaking, its enforcement, and future revisions to, or replacement of, the rulemaking could lead to additional mitigation costs and severely limit CNX’s operations.

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

For example, currently CNX’s gathering operations are exempt from regulation by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act (NGA). Although FERC has not made any formal determinations with respect to any of our gathering facilities, CNX believes that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish that a natural gas pipeline is a gathering pipeline not subject to FERC jurisdiction. However, this issue has been the subject of substantial litigation, and if FERC were to consider the status of an individual facility and determine that it is not exempt from FERC regulation under the NGA, the rates for, and terms and conditions of, services provided by such facility would become subject to regulation by FERC. Such regulation could decrease revenue, increase operating costs, and depending upon the facility in question, could adversely affect results of operations and cash flows.

Additionally, some states have adopted more stringent regulation and oversight of natural gas gathering lines than is currently required by federal standards. Pennsylvania, under Act 127 of 2011, authorized Public Utility Commission (PUC) oversight of Class I gathering lines, and required standards and fees for Class II and Class III pipelines. The State of Ohio also moved to regulate natural gas gathering lines in a similar manner pursuant to Ohio Senate Bill 315 (SB315). SB315 expanded the Ohio PUC's authority over rural natural gas gathering lines. These changes in interpretation and regulation affect our midstream activities, requiring changes in reporting, as well as increased costs. Various judicial decisions that may directly or indirectly impact natural gas drilling could also serve to increase our cost of doing business or restrict our operations.

Pennsylvania courts have been considering cases involving concepts of landowner rights, trespass claims and the historic common law concept of “rule of capture” as well as the role that Pennsylvania’s Environmental Rights Amendment (Pa. Const. art. I, § 27) may play in natural gas drilling activities. These cases, and similar cases testing these and other legal principles could result in judicial outcomes that could negatively impact future shale drilling and hydraulic fracturing within the Commonwealth of Pennsylvania if the court finds that hydraulic fracturing could violate the constitutional or property rights of Pennsylvania citizens and residents.

Further, the Biden Administration has taken a different direction than the Trump administration regarding certain regulatory measures impacting air emissions or clean water standards. For example, the new administration re-entered the United States in the Paris Climate Accords and may attempt to establish more stringent standards to replace the Affordable Clean Energy Rule, which was vacated by the United States Court of Appeals for the D.C. Circuit on the last day of the Trump administration in January 2021. For additional detail regarding the risks to our business resulting from governmental regulation, see Risk Factor titled, “Climate change risk, legislation, litigation and regulation of greenhouse gas emissions at the federal or state level may increase our operating costs and reduce the value of our natural gas assets and such regulation, as well as uncertainty concerning such regulation and public policy pressures that may arise, could adversely impact the market for natural gas, as well as for our securities.” See Note 20 - Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of pending legal proceedings.

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

PHMSA also issued a separate regulatory proposal in July 2015 that would impose pipeline incident prevention and response measures on natural gas and hazardous liquid pipeline operators. In October 2019, PHMSA published a final rule that significantly modifies existing regulations related to reporting, impact, design, construction, maintenance, operations and integrity management of gas transmission and gathering pipelines. Compliance with the rule could materially adversely affect our operations. In May 2020, PHMSA proposed additional amendments to Federal Pipeline Safety Regulations. In November 2021, PHMSA published a final rule in the Federal Register with an effective date of May 15, 2022, expanding certain federal pipeline safety requirements to all onshore gas gathering pipelines. The adoption of these regulations, which may apply different and/or more comprehensive or stringent safety standards than CNX is currently subject to, could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant. While CNX cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our cash flow.

Changes in federal or state tax laws focused on natural gas exploration and development could cause our financial position and profitability to deteriorate. Additionally, our future tax liability may be greater than expected if our net operating loss (“NOL”) carryforwards are limited, CNX does not generate expected deductions, or tax authorities challenge certain of our tax positions.

CNX is subject to extensive tax laws and regulations, including federal and state income taxes and transactional taxes such as excise, sales/use, severance, payroll, franchise and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future.

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

As of December 31, 2021, CNX has U.S. federal and state NOL carryforwards of $1.0 billion and $1.9 billion, respectively, some of which expire at various dates from 2022 to 2041 while others have no expiration date. CNX expects to be able to utilize these NOL carryforwards and generate deductions to offset our future taxable income. This expectation is based upon assumptions we have made regarding, among other things, our income, capital expenditures and net working capital and the current expectation that our NOL carryforwards will not become subject to future limitations under Section 382 of the Internal Revenue Code of 1986 or otherwise. Additionally, any significant variance in our interpretation of current income tax laws, including as result of the release of any Treasury Regulations or other interpretive guidance or a challenge of one or more of our tax positions by the IRS or other tax authorities could affect our tax position. While CNX expects to be able to utilize our NOL carryforwards and generate deductions to offset our future taxable income, in the event that deductions are not generated as expected, one or more of our tax positions are successfully challenged by the IRS (in a tax audit or otherwise), or our NOL carryforwards are subject to future limitations, our future tax liability may be greater than expected.

CNX and its subsidiaries are subject to various legal proceedings and investigations, which may have an adverse effect on our business.

CNX is party to a number of legal proceedings and, from time to time, investigations, in the normal course of business activities. Responding to investigations or defending these actions, especially purported class actions, can be costly and can distract management. For example, CNX is a defendant in pending purported class action lawsuits dealing with claimants’ alleged entitlements to, and accounting for, natural gas royalties. Additionally, CNX is a party to four climate change lawsuits being pursued by communities against fossil fuel producers relating to climate change, which are beginning to gain prevalence in the courts. There is also the possibility that CNX may become involved in future investigations or suits regarding its business activities. There is the potential that the costs of defending litigation in an individual matter or the aggregation of many matters could have an adverse effect on our cash flows, results of operations or financial position. See Note 20 - Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of pending legal proceedings.

Financing, Investment and Indebtedness Risks

Our current long-term debt obligations, and the terms of the agreements that govern that debt, including debt of our subsidiaries, and the risks associated therewith, could adversely affect our business, financial condition, liquidity and results of operations.

As of December 31, 2021, CNX’s total long-term indebtedness was approximately $2.2 billion, excluding unamortized debt issuance costs, of which approximately (i) $500.0 million was under our 6.00% Senior Notes due 2029 (ii) $192.0 million was under our senior secured credit facility (the “Credit Facility”), (iii) $700.0 million was under our 7.25% Senior Notes due 2027 plus $6 million of unamortized bond premium, (iv) $345 million of 2.25% Senior Notes due May 2026 less $91 million of unamortized bond discount and issuance cost, (v) $400 million of 4.75% Senior Notes due April 2030 issued by our midstream business, less $5 million of unamortized bond discount (CNX is not a guarantor of these notes), and (vi) $185 million in outstanding borrowings under our midstream revolver. (CNX is not a guarantor of this revolving credit facility). The degree to which CNX is leveraged could have important consequences, including, but not limited to:

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

The one-month LIBOR rate may be used under our secured credit facilities. The transition from LIBOR to a replacement interest rate “benchmark” is ongoing, and the effect of this transition remains unclear. Originally, the discontinuation of LIBOR was expected to occur at the end of 2021, but on March 5, 2021, the ICE Benchmark Administration (“IBA”) published a feedback statement on its prior December 2020 consultation regarding its intention to cease publication of most tenors of USD LIBOR after June 30, 2023. Despite the extension, U.S. banking regulators have advised that most USD LIBOR originations should end by no later than December 31, 2021, and that new LIBOR originations prior to that date must provide for an alternative reference rate or a hardwired fallback. In accordance with the formal recommendation of the Alternative Reference Rates Committee (“ARRC”) issued on July 29, 2021, USD LIBOR is expected to be replaced with the Secured Overnight Financing Rate (“SOFR”), which is based on rates for overnight loans, collateralized by U.S. treasury securities, and is based on directly observable Treasury-backed repurchase transactions, which is a liquid market with daily volumes regularly in excess of $800 billion. The International Swaps and Derivatives Association, Inc. (“ISDA”) previously announced fallback language for USD LIBOR-referencing derivatives contracts that provides for SOFR as the primary replacement rate for USD LIBOR While many financial industry experts consider SOFR to be a reliable alternative to LIBOR, CNX cannot predict the effects of this transition, and our ability to borrow on favorable terms may be adversely affected.

Our senior secured Credit Facility and the indentures governing our 7.25% Senior Notes due 2027 and 6.00% Senior Notes due 2029 limit the incurrence of additional indebtedness unless specified tests or exceptions are met, compliance with certain financial covenants on a quarterly basis, and impose a number of restrictions upon us, such as restrictions on granting liens on our assets, making investments, paying dividends, stock repurchases, selling assets and engaging in acquisitions. Failure to comply with these covenants could result in an event of default that, if not cured or waived, could materially adversely affect us. Further, CNXM’s existing $600 million revolving credit facility and CNXM’s $400 million of 4.75% Senior Notes, neither of which are guaranteed by CNX, subjects CNXM to similar financial and/or other restrictive covenants and other restrictions.

If our cash flows and capital resources are insufficient to fund our debt service obligations, including repayment of such obligations at maturity, CNX may be: forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our respective scheduled debt service obligations. In the absence of such operating results and resources, CNX could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations; however, our existing debt documents restrict our ability to sell assets and the use of the proceeds from the sales, such that we may not be able to consummate those sales or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Our borrowing base under our senior secured credit facility could decrease for a variety of reasons including lower natural gas prices, declines in natural gas proved reserves, asset sales and lending requirements or regulations. Significant reductions in our borrowing base below $2.0 billion could materially adversely affect our results of operations, financial condition and liquidity.

Our ability to borrow and have letters of credit issued under our $1.3 billion senior secured Credit Facility is generally limited to a borrowing base. Our borrowing base is determined by the required number of lenders in good faith calculating a loan value of the Company’s proved natural gas reserves. The borrowing base under our Credit Facility is currently $2.0 billion. Our borrowing base is redetermined by the lenders twice per year, and the next scheduled borrowing base redetermination is expected to occur in the Spring of 2022. The various matters which we describe in other risk factors that can decrease our proved natural gas reserves including lower natural gas prices, operating difficulties and failure to replace our proved reserves could also decrease our borrowing base. Our borrowing base could also decrease as a result of new lending requirements or regulations or the issuance of new indebtedness. If our borrowing base declined significantly below $2.0 billion, CNX may be unable to implement our development plans, make acquisitions or otherwise execute our business plan which could materially adversely affect our financial condition and results of operations. CNX also could be required to repay any outstanding indebtedness in excess of the redetermined borrowing base. CNX could face substantial liquidity problems, might not be able to access the equity or debt capital markets and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. CNX may not be able to consummate those sales or to obtain the proceeds which CNX could realize from them and those proceeds may not be adequate to meet any debt service obligations then due.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the Capital in Excess of Par Value section of Stockholders’ Equity on our Consolidated Balance Sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Convertible Notes. As a result, CNX will be required to record non-cash interest expense through the amortization of the excess of the face amount over the carrying amount of the expected life of the Convertible Notes. CNX will report lower net income (or larger net losses) in our financial results because ASC 470-20 requires interest expense to include both the amortization of the debt discount and the instrument’s cash coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Convertible Notes exceeds their principal amount. Under the treasury stock method, for purposes of calculating diluted earnings per share, the transaction is accounted for by including in the denominator the number of shares of common stock that would be necessary to settle such excess, if CNX elected to settle such excess in shares. There is no assurance that the future accounting standards will continue to permit the use of the treasury stock method. If CNX is unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share could be adversely affected.

The capped call transactions may affect the value of the Convertible Notes and our common stock.

In connection with the pricing of the Convertible Notes, CNX entered into capped call transactions with certain financial institutions. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the Convertible Notes and/or offset any potential cash payments CNX is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.

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

CNX is subject to counterparty performance risk with respect to the capped call transactions.

The counterparties to the capped call transactions are financial institutions or affiliates of financial institutions, and CNX will be subject to the risk that they might default under the capped call transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty becomes subject to insolvency proceedings, with respect to such option counterparty’s obligations under the relevant capped call transaction, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be positively correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by a counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. CNX can provide no assurances as to the financial stability or viability of any counterparty.

Conversion of the Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders to the extent CNX delivers shares of our common stock upon conversion of any of the Convertible Notes and the potential dilution is not reduced or offset by the capped call transactions CNX entered into. The Convertible Notes may become convertible at the option of holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

CNX may be unable to raise the funds necessary to repurchase the Convertible Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may impact our ability to repurchase the Convertible Notes or pay cash upon their conversion.

Noteholders may, subject to a limited exception, require us to repurchase their Convertible Notes following a fundamental change (as defined in the indenture) at a cash repurchase price generally equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, CNX will satisfy part or all of our conversion obligation in cash unless CNX elects to settle conversions solely in shares of our common stock. CNX may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness, may restrict our ability to repurchase the Convertible Notes or pay the cash amounts due upon conversion. Our inability to satisfy our obligations under the Convertible Notes could harm our reputation and affect the trading price of our common stock.

Our failure to repurchase the Convertible Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture. A default under the indenture or the occurrence of the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. CNX may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless CNX elects to satisfy our conversion obligation by delivering solely common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Provisions of our Convertible Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions of our Convertible Notes and the indenture governing the Convertible Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “fundamental change” (as defined in the indenture), then noteholders will have the right to require us to repurchase their Convertible Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (as defined in the indenture), then CNX may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us, including in a transaction that noteholders or holders of our common stock may view as favorable.

Risks Related to Strategic Transactions

Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are subject to risk and uncertainties, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition.

Our future growth prospects are dependent upon our ability to identify optimal strategies for investing our capital resources to produce superior rates of return. In developing our business plan, we consider allocating capital and other resources to various aspects of our businesses including well development, reserve acquisitions, exploratory activity, corporate items (including share and debt repurchases) and other alternatives, including investments into new proprietary technologies and strategies surrounding the generation and monetization of environmental attributes from our operations, including but not limited to carbon credit offsets. We also consider our likely sources of capital, including cash generated from operations and borrowings under our credit facilities.

Notwithstanding the determinations made in the development of our core business plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions and opportunities to monetize technological improvements to our operations.

If CNX fails to identify optimal business strategies, optimize our capital investment and capital raising opportunities, use our other resources in furtherance of our business strategies, make appropriate capital investment decisions, or anticipate regulatory, policy and market changes associated with any of our strategic determinations, our financial condition and future growth may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our business plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

CNX does not completely control the timing of divestitures that CNX plans to engage in, and they may not provide anticipated benefits. Additionally, CNX may be unable to acquire additional properties in the future and any acquired properties may not provide the anticipated benefits.

Our business and financing plans may include divesting certain assets over time. However, CNX does not completely control the timing of divestitures, and delays in completing divestitures may reduce the benefits CNX may receive from them, such as the timing of the receipt of cash proceeds. Also, there can be no assurance that the assets we divest will produce anticipated proceeds. Further, the terms of our existing indentures may place restrictions on our ability to divest or sell certain assets.

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

CNX currently has a repurchase program in place authorized by our board of directors, which is not subject to an expiration date, and for which $994 million remains available for repurchases as of January 20, 2022. The repurchase program does not require us to acquire any specific number of shares. Our board of director’s determination to repurchase shares of our common stock will depend upon market conditions, applicable legal requirements, contractual obligations and other factors that the board of directors deems relevant. Based on an evaluation of these factors, our board of directors may determine not to repurchase shares or to repurchase shares at reduced levels from those anticipated by our shareholders. See Note 5 - Stock Repurchase in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

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

As is common in the natural gas industry, CNX may operate one or more of our properties with a joint venture partner, or contract with a third-party to control operations. These relationships could require us to share operational and other control, such that CNX may no longer have the flexibility to control completely the development of these properties. If CNX does not timely meet our financial commitments in such circumstances, our rights to participate may be adversely affected. If a joint venture partner is unable or fails to pay its portion of development costs or if a third-party operator does not operate in accordance with our expectations, our costs of operations could be increased. CNX could also incur liability as a result of actions taken by a joint venture partner or third-party operator. Disputes between us and the other party may result in litigation or arbitration that would increase our expenses, delay or terminate projects and distract our officers and directors from focusing their time and effort on our business.

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

Pursuant to the Separation and Distribution Agreement and certain other agreements with CONSOL Energy, CNX and CONSOL Energy have agreed to indemnify the other for certain liabilities in each case for uncapped amounts. We remain liable as a guarantor on certain liabilities that were assumed by CONSOL Energy in connection with the separation. The estimated value of these guarantees was approximately $129 million as of December 31, 2021. Although CONSOL Energy agreed to indemnify us to the extent that we are called upon to pay any of these liabilities, there is no assurance that CONSOL Energy will satisfy its obligations to indemnify us in these situations. For example, we could be liable for liabilities assumed by Murray Energy and its subsidiaries (Murray Energy) in connection with the disposition of certain mines to Murray Energy in 2013 in the event that both Murray Energy and CONSOL Energy are unable to satisfy those liabilities.

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

Other General Risks

Cyber-incidents targeting our systems, oil and natural gas industry systems and infrastructure, or the systems of our third-party service providers could materially adversely affect our business, financial condition or results of operations.

Cyber-incidents, including cyber-attacks, may significantly affect us or the operations of our customers and business partners, as well as impact general economic conditions, consumer confidence and spending and market liquidity. Strategic targets, including energy-related assets, may be at greater risk of future incidents than other targets in the United States. A cyber incident could result in information theft, data corruption, operational disruption, including environmental and safety issues resulting from a loss of control of field equipment and assets, and/or financial loss. Consequently, it is possible that any of these occurrences, or a combination of them, could materially adversely affect our business, financial condition and impact our production. Our insurance may not protect us against all such occurrences.

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

As dependence on digital technologies has increased the threat of cyber incidents, including deliberate attacks or unintentional events, have also increased. In addition, the risk of cyber-based attacks is heightened with many of our employees and contractors working and accessing our technology infrastructure remotely as a result of the COVID-19 pandemic. A cyber-incident could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, or result in denial-of-service on websites. SCADA (supervisory control and data acquisition) based systems are potentially vulnerable to targeted cyber-attacks due to their critical role in operations.

Our technologies, systems, networks, data centers and those of our business partners and suppliers may become the target of cyber-incidents or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period.

Deliberate attacks on our assets, or security breaches in our systems or infrastructure, the systems or infrastructure of third-parties or off-premise service providers could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, damage to our reputation, other operational disruptions and third-party liability, including the following:

•a cyber-incident impacting one of our vendors or service providers could result in supply chain disruptions, loss or corruption of our information or other negative consequences, any of which could delay or halt development of additional infrastructure, effectively delaying the start of cash flows from the project;
•a cyber-incident related to our facilities may result in equipment damage or failure.
•a cyber-incident impacting a communications network or power grid could cause operational disruption resulting in impact to our production.
•a deliberate corruption of our financial or operational data could result in events of non-compliance which could lead to regulatory fines or penalties; and
•business interruptions could result in expensive remediation efforts, distraction of management, damage to our reputation, or a negative impact on the price of our stock.

Our implementation of various internal and externally facing controls and processes, including appropriate internal risk assessment and internal policy implementation, incorporating a risk-based cyber security framework to monitor and mitigate security threats and other strategies to increase security for our information, facilities and infrastructure is costly and labor intensive. Moreover, there can be no assurance that such measures will be sufficient to prevent security breaches or other cyber-incidents from occurring. As cyber threats continue to evolve, CNX may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Cyber-attacks continue to evolve in frequency and complexity. While no industry is immune Industrial Networks have come under increased targeted attacks in the last year (examples, Colonial Pipeline and JBS Foods Group). This has led to increased scrutiny by Cyber Insurance Carriers. As a result, securing a policy with sufficient protection has become more challenging. Our ability to obtain insurance to mitigate the financial impact of cyber incidents may be challenged by the future prevalence and nature of incidences experienced by companies and insurance markets willingness to underwrite this risk.

Our success depends on key members of our management and our ability to attract and retain experienced technical and other professional personnel.

Our future success depends to a large extent on the services of our key employees. The loss of one or more of these individuals could materially adversely affect our business. Furthermore, competition for experienced technical and other professional personnel, as well as diverse candidates which bring with them valuable perspectives and experiences, remains strong. If CNX cannot retain our current personnel or attract additional experienced personnel, our ability to compete could be adversely affected. Also, the loss of experienced personnel could lead to a loss of technical expertise.

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

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

See “Detail of Operations” in Part I. Item 1 of this Form 10-K for a description of CNX's properties.

ITEM 3.Legal Proceedings

The first two paragraphs of “Note 20 – Commitments and Contingent Liabilities” in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K are incorporated herein by reference.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock is listed on the New York Stock Exchange under the symbol CNX.

As of December 31, 2021, there were 97 holders of record of our common stock.

The following performance graph compares the yearly percentage change in the cumulative total shareholder return on the common stock of CNX to the cumulative shareholder return for the same period of a peer group and the Standard & Poor's 500 Stock Index. The peer group has changed from the prior year in order to continue to benchmark CNX against core peers found in the Appalachian Basin. The current peer group is comprised of CNX, Antero Resources Corporation, Chesapeake Energy Corporation, EQT Corporation, Gulfport Energy Corporation, Range Resources Corporation and Southwestern Energy Co. The graph assumes that the value of the investment in CNX common stock and each index was $100 at December 31, 2016. The graph also assumes that all dividends were reinvested and that the investments were held through December 31, 2021.

	2016	2017	2018	2019	2020	2021
CNX Resources Corporation	100.0	92.7	72.4	56.1	68.5	87.1
Peer Group	100.0	69.1	33.0	17.3	18.9	42.3
S&P 500 Stock Index	100.0	119.4	112.0	144.4	167.9	213.1
Previous Peer Group	100.0	82.5	46.4	30.1	33.2	77.8

Cumulative Total Shareholder Return Among CNX Resources Corporation, Peer Group and S&P 500 Stock Index

Stock Performance Graph
250.0
200.0
150.0
100.0
50.0
0.0
2016
2017
2018
2019
2020
2021
Year
CNX
S&P 500
Peer Group
Previous Peer Group

The above information is being furnished pursuant to Regulation S-K, Item 201 (e) (Performance Graph).

The determination to declare and pay dividends is made by CNX's Board of Directors. CNX has not paid dividends on its common stock since 2016. Any determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX’s financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and other factors as the Board of Directors deems relevant.

The Company's Credit Facility currently limits CNX's ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's net leverage ratio exceeds 3.00 to 1.00 and is subject to availability under the Credit Facility of at least 20% of the aggregate commitments and there being no borrowing base deficiency. The Credit Facility does not permit such dividend payments when an event of default has occurred and is continuing. The indentures to the 7.25% Senior Notes due March 2027 and the 6.00% Senior Notes due January 2029 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults under the Company’s Credit Facility or Notes in the year ended December 31, 2021.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the three months ended December 31, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (000's omitted)
October 1, 2021- October 31, 2021	788,669	$12.95	788,009	$1,123,738
November 1, 2021- November 30, 2021	4,140,622	$14.46	4,140,622	$1,063,853
December 1, 2021- December 31, 2021	3,551,009	$13.92	3,551,009	$1,014,424
Total	8,480,300		8,479,640

(1) Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(2) Shares repurchased as part of the Company's current $1,900 million share repurchase program authorized by the Board of Directors, which is not subject to an expiration date. See Note 5 - Stock Repurchase in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
See Part III. Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to CNX's equity compensation plans.

ITEM 6. Reserved

Not applicable.

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

General

COVID-19 Update:

CNX continues to monitor the current and potential impacts of the coronavirus COVID-19 (“COVID-19”) pandemic on all aspects of our business and geographies, including how it has impacted, and may in the future impact, our operations, financial results, liquidity, contractors, customers, employees and vendors. More information regarding these considerations is located in Item 1A Risk Factors. These and other factors could affect the Company’s operations, earnings and cash flows for any period and could cause such results to not be comparable to those of the same period in previous years. The results presented in this Form 10-K are not necessarily indicative of future operating results.

While CNX did not incur significant disruptions to operations during the years ended December 31, 2021 or 2020 as a direct result of the COVID-19 pandemic, CNX is unable to predict the full extent of the future impact that the COVID-19 pandemic could have on the Company, including our financial position, operating results, liquidity and ability to obtain financing in future reporting periods, due to numerous uncertainties outside the Company’s control.

2021 Highlights:

•Increased proved developed reserves to 5.9 Tcfe, 13.5% higher than 2020.
•Total gas production of 590.2 Bcfe.
•Shale production of 540.4 Bcfe.
•Repurchased $241 million or 18.3 million shares of CNX common stock on the open market.
•Reduced Long-Term Debt by $187 million.

2022 Outlook:

•Our 2022 annual gas production is expected to be approximately 575-605 Bcfe.
•Our 2022 E&P capital expenditures are expected to be approximately $470-$500 million.

Results of Operations:
The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of the year ended December 31, 2021 to the year ended December 31, 2020. A similar discussion and analysis that compares year ended December 31, 2020 to the fiscal year ended December 31, 2019 may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Form 10-K for the year ended December 31, 2020, which is incorporated herein by reference.
Net Loss Attributable to CNX Resources Shareholders
CNX reported a net loss attributable to CNX Resources shareholders of $499 million, or a loss per diluted share of $2.31, for the year ended December 31, 2021, compared to a net loss attributable to CNX Resources shareholders of $484 million, or a loss per diluted share of $2.43, for the year ended December 31, 2020.

	For the Years Ended December 31,
(Dollars in thousands)	2021	2020	Variance
Net Loss	$(498,643)	$(428,744)	$(69,899)
Less: Net Income Attributable to Noncontrolling Interests	—	55,031	(55,031)
Net Loss Attributable to CNX Resources Shareholders	$(498,643)	$(483,775)	$(14,868)

Included in the loss for the year ended December 31, 2021 was an unrealized loss on commodity derivative instruments of $1,094 million. Included in the loss for the year ended December 31, 2020 was an unrealized loss on commodity derivative instruments of $288 million, a $62 million non-cash impairment charge related to exploration and production properties specific to our Southwestern Pennsylvania (SWPA) CBM asset group (See Note 8 - Property, Plant and Equipment in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K), and a $473 million non-cash impairment charge related to goodwill (See Note 9 - Goodwill and Other Intangible Assets in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K).

Prior to the effective time of the Merger on September 28, 2020 (See Note 4 - Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K), public unitholders held a 46.9% equity interest in CNXM and CNX owned the remaining 53.1% equity interest and following the Merger CNX owns 100% of the equity interests of CNXM. . The earnings of CNXM that were attributed to its common units held by the public prior to the Merger are reflected in Net Income Attributable to Noncontrolling Interest in the Consolidated Statements of Income. There were no changes in our ownership interest in CNXM during the year ended December 31, 2021.

Non-GAAP Financial Measures

CNX's management uses certain non-GAAP financial measures for planning, forecasting and evaluating business and financial performance, and believes that they are useful for investors in analyzing the company. Although these are not measures of performance calculated in accordance with generally accepted accounting principles (GAAP), management believes that these financial measures are useful to an investor in evaluating CNX because these metrics are widely used to evaluate a natural gas company’s operating performance. Sales of Natural Gas, NGL and Oil, including cash settlements excludes the impacts of changes in the fair value of commodity derivative instruments prior to settlement, which are often volatile, and only includes the impact of settled commodity derivative instruments. Sales of Natural Gas, NGL and Oil, including cash settlements also excludes purchased gas revenue and other revenue and operating income, which are not directly related to CNX’s natural gas producing activities. Natural Gas, NGL and Oil Production Costs excludes certain expenses that are not directly related to CNX’s natural gas producing activities and are managed outside our production operations (See Note 21 - Segment Information in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information). These expenses include, but are not limited to, interest expense, impairment of exploration and production properties, impairment of goodwill, other operating expense and other corporate expenses such as selling, general and administrative costs. We believe that Sales of Natural Gas, NGL and Oil, including cash settlements, Natural Gas, NGL and Oil Production Costs and Natural Gas, NGL and Oil Production Margin (which is derived by subtracting Natural Gas, NGL and Oil Production Costs from Sales of Natural Gas, NGL and Oil, including cash settlements) provide useful information to investors for evaluating period-to-period comparisons of earnings trends. These metrics should not be viewed as a substitute for measures of performance that are calculated in accordance with GAAP. In addition, because all companies do not calculate these measures identically, these measures may not be comparable to similarly titled measures of other companies.

Non-GAAP Financial Measures Reconciliation

	For the Years Ended December 31,
(Dollars in millions)	2021	2020
Total Revenue and Other Operating Income	$757	$1,258
Add (Deduct):
Purchased Gas Revenue	(100)	(106)
Loss on Commodity Derivative Instruments and Monetization	1,094	204
Other Revenue and Operating Income	(106)	(82)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$1,645	$1,274

Total Operating Expense	$1,235	$1,697
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(11)	(10)
Exploration and Production Related Other Costs	(21)	(15)
Purchased Gas Costs	(94)	(101)
Impairment of Exploration and Production Properties	—	(62)
Impairment of Goodwill	—	(473)
Selling, General and Administrative Costs	(113)	(109)
Other Operating Expense	(68)	(85)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$928	$842
1 Natural Gas, NGL and Oil production costs consists primarily of lease operating expense, production ad valorem and other fees, transportation, gathering and compression and production related depreciation, depletion and amortization.

Selected Natural Gas, NGL and Oil Production Financial Data

The following table presents a summary of our total sales volumes, sales of natural gas, NGL and oil including cash settlements, natural gas, NGL and oil production costs and natural gas, NGL and oil production margin related to our production operations on a total company basis (See Non-GAAP Financial Measures Reconciliation above for the reconciliation to the most directly comparable financial measures calculated and presented in accordance with GAAP):

	For the Years Ended December 31,
	2021		2020		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		590.2		511.1		79.1

Natural Gas, NGL and Oil Revenue	$2,184	$3.77	$897	$1.71	$1,287	$2.06
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement - Gas**	(539)	(0.98)	377	0.78	(916)	(1.76)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	1,645	2.79	1,274	2.49	371	0.30
Lease Operating Expense	46	0.08	40	0.08	6	—
Production, Ad Valorem, and Other Fees	34	0.06	24	0.04	10	0.02
Transportation, Gathering and Compression	344	0.58	286	0.56	58	0.02
Depreciation, Depletion and Amortization (DD&A)	504	0.85	492	0.96	12	(0.11)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	928	1.57	842	1.64	86	(0.07)
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$717	$1.22	$432	$0.85	$285	$0.37
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.
**Excluding hedge monetizations.

The 79.1 Bcfe increase in volumes in the period-to period comparison was primarily due to the turn-in-line of new wells throughout 2020 and 2021. Additionally, in 2020 the Company temporarily shut-in new turn-in-line wells as a result of low natural gas and NGL pricing. The increases were offset in part by normal production declines.

Changes in the average costs per Mcfe were primarily related to the following items:
•Production, ad valorem and other fees increased on a per unit basis as a result of increased realized prices on natural gas and natural gas liquids as well as the change in production mix by state as new wells were turned-in-line.
•Transportation, gathering and compression expense increased on a per unit basis primarily due to increased processing costs due to a wetter production mix, and increased firm transportation costs.
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

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Years Ended December 31,
in thousands (unless noted)	2021	2020	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	35,858	28,062	7,796	27.8%
Sales Volume (Mbbls)	5,976	4,677	1,299	27.8%
Gross Price ($/Bbl)	$33.90	$13.74	$20.16	146.7%
Gross NGL Revenue	$202,670	$64,138	$138,532	216.0%

Oil/Condensate:
Sales Volume (MMcfe)	2,401	1,584	817	51.6%
Sales Volume (Mbbls)	400	264	136	51.5%
Gross Price ($/Bbl)	$56.32	$35.91	$20.41	56.8%
Gross Oil/Condensate Revenue	$22,541	$9,475	$13,066	137.9%

GAS
Sales Volume (MMcf)	551,989	481,426	70,563	14.7%
Sales Price ($/Mcf)	$3.55	$1.71	$1.84	107.6%
Gross Gas Revenue	$1,958,718	$823,132	$1,135,586	138.0%

Hedging Impact ($/Mcf)	$(0.98)	$0.78	$(1.76)	(225.6)%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement*	$(539,016)	$377,219	$(916,235)	(242.9)%
*Excluding gains from hedge monetizations

The increase in gross revenue was primarily the result of the $1.84 per Mcf increase in natural gas prices, when excluding the impact of hedging, the 79.1 Bcfe increase in sales volumes and the $20.16 per Bbl increase in NGL prices. These increases were offset, in part, by the impact of the change in the realized (loss) gain on commodity derivative instruments related to the Company's hedging program.

SEGMENT ANALYSIS for the year ended December 31, 2021 compared to the year ended December 31, 2020:

	For the Year Ended				Difference to Year Ended
	December 31, 2021				December 31, 2020
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$1,989	$194	$1	$2,184	$1,208	$80	$(1)	$1,287
Loss on Commodity Derivative Instruments	(492)	(47)	(1,094)	(1,633)	(829)	(87)	(890)	(1,806)
Purchased Gas Revenue	—	—	100	100	—	—	(6)	(6)
Other Revenue and Operating Income	81	—	25	106	16	—	8	24
Total Revenue and Other Operating Income (Loss)	1,578	147	(968)	757	395	(7)	(889)	(501)
Lease Operating Expense	34	13	(1)	46	8	(1)	(1)	6
Production, Ad Valorem, and Other Fees	27	7	—	34	8	2	—	10
Transportation, Gathering and Compression	303	40	1	344	55	1	2	58
Depreciation, Depletion and Amortization	440	58	17	515	24	(12)	1	13
Impairment of Exploration and Production Properties	—	—	—	—	—	—	(62)	(62)
Impairment of Goodwill	—	—	—	—	—	—	(473)	(473)
Exploration and Production Related Other Costs	—	—	21	21	—	—	6	6
Purchased Gas Costs	—	—	94	94	—	—	(7)	(7)
Selling, General and Administrative Costs	—	—	113	113	—	—	4	4
Other Operating Expense	—	—	68	68	—	—	(17)	(17)
Total Operating Costs and Expenses	804	118	313	1,235	95	(10)	(547)	(462)
Other Expense	—	—	16	16	—	—	(8)	(8)
Gain on Asset Sales and Abandonments, net	—	—	(42)	(42)	—	—	(21)	(21)
Loss on Debt Extinguishment	—	—	34	34	—	—	44	44
Interest Expense	—	—	151	151	—	—	(20)	(20)
Total Other Expenses	—	—	159	159	—	—	(5)	(5)
Total Costs and Expenses	804	118	472	1,394	95	(10)	(552)	(467)
Earnings (Loss) Before Income Tax	$774	$29	$(1,440)	$(637)	$300	$3	$(337)	$(34)

        SHALE SEGMENT

The Shale segment had earnings before income tax of $774 million for the year ended December 31, 2021 compared to earnings before income tax of $474 million for the year ended December 31, 2020.

	For the Years Ended December 31,
	2021	2020	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	502.2	428.7	73.5	17.1%
NGLs Sales Volumes (Bcfe)*	35.8	28.1	7.7	27.4%
Oil/Condensate Sales Volumes (Bcfe)*	2.4	1.5	0.9	60.0%
Total Shale Sales Volumes (Bcfe)*	540.4	458.3	82.1	17.9%

Average Sales Price - Gas (per Mcf)	$3.51	$1.65	$1.86	112.7%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(0.98)	$0.79	$(1.77)	(224.1)%
Average Sales Price - NGLs (per Mcfe)*	$5.65	$2.29	$3.36	146.7%
Average Sales Price - Oil/Condensate (per Mcfe)*	$9.38	$5.83	$3.55	60.9%

Total Average Shale Sales Price (per Mcfe)	$2.77	$2.44	$0.33	13.5%
Average Shale Lease Operating Expenses (per Mcfe)	0.06	0.06	—	—%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.05	0.04	0.01	25.0%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.56	0.54	0.02	3.7%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.82	0.91	(0.09)	(9.9)%
Total Average Shale Production Costs (per Mcfe)	$1.49	$1.55	$(0.06)	(3.9)%
Total Average Shale Production Margin (per Mcfe)	$1.28	$0.89	$0.39	43.8%
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Shale segment had natural gas, NGLs and oil/condensate revenue of $1,989 million for the year ended December 31, 2021 compared to $781 million for the year ended December 31, 2020. The $1,208 million increase was due primarily to a 17.9% increase in total Shale gas sales volumes, and a 13.5% increase in the total average Shale sales price.

The increase in total Shale gas sales volumes was primarily due to the turn-in-line of new wells throughout 2020 and 2021. The increase was also due to the temporary shut-in of new turn-in-line wells in 2020 due to low natural gas prices, offset in part by normal production declines.

The increase in total average Shale sales price was primarily due to a $1.86 per Mcf increase in average gas sales price and a $3.36 per Mcfe increase in the average NGL sales price. These increases were offset in part by a $1.77 per Mcf change in the realized (loss) gain on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 429.4 Bcf of the Company's produced Shale gas sales volumes for the year ended December 31, 2021 at an average loss of $1.15 per Mcf hedged. For the year ended December 31, 2020, these financial hedges represented approximately 412.1 Bcf at an average gain of $0.82 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $804 million for the year ended December 31, 2021 compared to $709 million for the year ended December 31, 2020. The increase in total dollars and decrease in unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $34 million for the year ended December 31, 2021 compared to $26 million for the year ended December 31, 2020. The increase in total dollars was primarily related to an increase in production volumes.

•Shale production, ad valorem and other fees were $27 million for the year ended December 31, 2021 compared to $19 million for the year ended December 31, 2020. The increases in total dollars and unit costs were primarily due to increased realized prices on natural gas and natural gas liquids as well as the change in production mix by state as new wells were turned-in-line.

•Shale transportation, gathering and compression costs were $303 million for the year ended December 31, 2021 compared to $248 million for the year ended December 31, 2020. The increase in total dollars was primarily related to the increase in total production volumes and increased processing costs due to a wetter production mix. The increase in unit costs was primarily due to increased processing costs due to a wetter production mix and an increase in firm transportation costs.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $440 million for the year ended December 31, 2021 compared to $416 million for the year ended December 31, 2020. The increase in total dollars was due to the increase in production volumes. These amounts included depletion on a unit of production basis of $0.71 per Mcfe and $0.81 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of low-cost reserve additions from development in 2020 in SWPA as well as the addition of proved undeveloped Shale reserves in CPA. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third-parties. The Shale segment had other revenue and operating income of $81 million for the year ended December 31, 2021 compared to $65 million for the year ended December 31, 2020. The increase in the period-to-period comparison was primarily due to temporary production curtailments by third party customers that occurred in early 2020 due to low prices. Those curtailments were restored to full production in the latter half of 2020.

COALBED METHANE (CBM) SEGMENT

The CBM segment had earnings before income tax of $29 million for the year ended December 31, 2021 compared to earnings before income tax of $26 million for the year ended December 31, 2020.

	For the Years Ended December 31,
	2021	2020	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	49.5	52.6	(3.1)	(5.9)%

Average Sales Price - Gas (per Mcf)	$3.91	$2.17	$1.74	80.2%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(0.93)	$0.76	$(1.69)	(222.4)%

Total Average CBM Sales Price (per Mcf)	$2.97	$2.93	$0.04	1.4%
Average CBM Lease Operating Expenses (per Mcf)	0.26	0.27	(0.01)	(3.7)%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.14	0.10	0.04	40.0%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.80	0.73	0.07	9.6%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.18	1.33	(0.15)	(11.3)%
Total Average CBM Production Costs (per Mcf)	$2.38	$2.43	$(0.05)	(2.1)%
Total Average CBM Production Margin (per Mcf)	$0.59	$0.50	$0.09	18.0%

The CBM segment had natural gas revenue of $194 million for the year ended December 31, 2021 compared to $114 million for the year ended December 31, 2020. The $80 million increase was primarily due to an 80.2% increase in the average sales price for natural gas in the current period. The natural gas price increases were partially offset by the 5.9% decrease in CBM gas sales volumes due to normal production declines.

The total average CBM sales price increased $0.04 per Mcf due to a $1.74 per Mcf increase in average gas sales price, offset in part by a $1.69 per Mcf change in the realized (loss) gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 40.4 Bcf of the Company's produced CBM gas sales volumes for the year ended December 31, 2021 at an average loss of $1.15 per Mcf hedged. For the year ended December 31, 2020, these financial hedges represented approximately 48.7 Bcf at an average gain of $0.82 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $118 million for the year ended December 31, 2021 compared to $128 million for the year ended December 31, 2020. The decrease in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $13 million for the year ended December 31, 2021 compared to $14 million for the year ended December 31, 2020. The decreases in total dollars was primarily due to a decrease in water disposal costs.

•CBM transportation, gathering and compression costs were $40 million for the year ended December 31, 2021 compared to $39 million for the year ended December 31, 2020. The increases in total dollars and unit costs were primarily due to an increase in firm transportation expense.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $58 million for the year ended December 31, 2021 compared to $70 million for the year ended December 31, 2020. These amounts included depletion on a unit of production basis of $0.66 per Mcfe and $0.68 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate was primarily due to an impairment in the 2020 period that reduced the carrying value of the underlying SWPA CBM asset group (See Note 8 - Property, Plant and Equipment in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information. No such impairment occurred in the current period). The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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
The Other Segment had a loss before income tax of $1,440 million for the year ended December 31, 2021 compared to a loss before income tax of $1,103 million for the year ended December 31, 2020. The decrease in total dollars is discussed below.

	For the Years Ended December 31,
	2021	2020	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.3	0.1	0.2	200.0%
Oil/Condensate Sales Volumes (Bcfe)*	—	0.1	(0.1)	(100.0)%
Total Other Sales Volumes (Bcfe)*	0.3	0.2	0.1	50.0%
*Oil/Condensate is converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil and natural gas prices.

Loss on Commodity Derivative Instruments and Monetization

For the year ended December 31, 2021, the Other Segment recognized an unrealized loss on commodity derivative instruments of $1,094 million. For the year ended December 31, 2020, the Other Segment recognized an unrealized loss on commodity derivative instruments of $288 million as well as cash settlements received of $84 million related to natural gas hedges that were partially monetized prior to their settlement dates. The unrealized loss on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis. See Note 19 - Derivative Instruments in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information related to the cash settlements.

Purchased Gas

Purchased gas volumes represent volumes of natural gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $100 million for the year ended December 31, 2021 compared to $106 million for the year ended December 31, 2020. Purchased gas costs were $94 million for the year ended December 31, 2021 compared to $101 million for the year ended December 31, 2020. The period-to-period decrease in purchased gas revenue was due to a decrease in purchased gas sales volumes, offset in part by an increase in average sales price.

	For the Years Ended December 31,
	2021	2020	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	26.6	66.6	(40.0)	(60.1)%
Purchased Gas Average Sales Price (per Mcf)	$3.75	$1.59	$2.16	135.8%
Purchased Gas Average Cost (per Mcf)	$3.53	$1.52	$2.01	132.2%

Other Operating Income

	For the Years Ended December 31,
(in millions)	2021	2020	Variance	Percent Change
Equity Income (Loss) from Affiliates	$6	$(1)	$7	700.0%
Water Income	7	6	1	16.7%
Excess Firm Transportation Income	12	12	—	—%
Total Other Operating Income	$25	$17	$8	47.1%

•Equity income (loss) from affiliates primarily represents CNX’s share of earnings from a 50% interest in a power plant located within CNX’s CBM field. Power generated from the facility is sold into wholesale electricity markets during times of peak energy consumption. Due to the plant consuming coal mine methane gas, the plant qualifies for Pennsylvania Tier I Renewable Energy Credits.
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

Impairment of Exploration and Production Properties

During the year ended December 31, 2020, CNX recognized certain indicators of impairments specific to our SWPA CBM asset group and determined that the carrying value of that asset group was not recoverable. The fair value of the asset group was estimated by discounting the estimated future cash flows using discount rates and other assumptions that market participants would use in their estimates of fair value. As a result, an impairment of $62 million was recognized and is included in Impairment of Exploration and Production Properties in the Consolidated Statements of Income for the year ended December 31, 2020. The impairment was related to an economic decision to temporarily idle certain wells and the related processing facility during the first quarter. See Note 8 - Property, Plant and Equipment in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information. No such impairment occurred in the current period.

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

In connection with CNX's assessment of goodwill in the first quarter of 2020 in relation to the deteriorating macroeconomic conditions, and the decline in the observable market value of CNXM securities both in relation to the COVID-19 pandemic and the overall decline in the MLP market space, CNX bypassed the qualitative assessment and performed a quantitative test that utilized a combination of the income and market approaches to estimate the fair value of the Midstream reporting unit. As a result of this assessment, CNX concluded that the carrying value exceed its estimated fair value, and as a result, an impairment of $473 million was included in Impairment of Goodwill in the Consolidated Statements of Income for the year ended December 31, 2020. See Note 9 - Goodwill and Other Intangible Assets in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information. No such impairment occurred in the current period.

Exploration and Production Related Other Costs

	For the Years Ended December 31,
(in millions)	2021	2020	Variance	Percent Change
Exploratory Well Costs	$9	$—	$9	100.0%
Land Rentals	3	3	—	—%
Permitting Expense	1	2	(1)	(50.0)%
Lease Expiration Costs	8	10	(2)	(20.0)%
Total Exploration and Production Related Other Costs	$21	$15	$6	40.0%

•Exploratory well costs relate to the write off of an exploratory well that was still being evaluated at the end of 2020. During the year ended December 31, 2021, the Company determined it would be more economical to access the underlying reserves from a different location.
•Lease expiration costs relate to leases where the primary term expired or will expire within the next 12 months.

Selling, General and Administrative (“SG&A”)

SG&A costs include costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Years Ended December 31,
(in millions)	2021	2020	Variance	Percent Change
Long-Term Equity-Based Compensation (Non-Cash)	$17	$14	$3	21.4%
Short-Term Incentive Compensation	20	20	—	—%
Salaries, Wages and Employee Benefits	27	31	(4)	(12.9)%
Other	49	44	5	11.4%
Total SG&A	$113	$109	$4	3.7%
•Long-term equity-based compensation (non-cash) increased in the period-to-period comparison due to an increase in equity awards.
•Salaries, wages and employee benefits decreased in the period-to-period comparison primarily due to a decrease in employees.
•Other increased in the period-to-period comparison primarily due to an increase in legal and consulting professional services.

Other Operating Expense

	For the Years Ended December 31,
(in millions)	2021	2020	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$53	$70	$(17)	(24.3)%
Idle Equipment and Service Charges	—	10	(10)	(100.0)%
Insurance Expense	2	3	(1)	(33.3)%
Water Expense	2	1	1	100.0%
Litigation Settlements	10	—	10	100.0%
Other	1	1	—	—%
Total Other Operating Expense	$68	$85	$(17)	(20.0)%

•Unutilized firm transportation and processing fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. In some instances, the Company may have the opportunity to realize more favorable net pricing by strategically choosing to sell natural gas into a market or to a customer that does not require the use of the Company’s own firm transportation capacity. Such sales would result in an increase in unutilized firm transportation expense. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Excess Firm Transportation Income in Total Other Operating Income. The decrease in unutilized firm transportation and processing fees in the period-to-period comparison was primarily due to an increase in utilization of firm transportation capacity in the current year due to production increases in 2021 compared to 2020.
•Idle equipment and service charges relate to temporary idling of certain of the Company’s natural gas drilling rigs as well as related equipment and other services that may be needed in the natural gas drilling and completions process. The decrease in the period-to-period comparison was the result of two of CNX’s drilling rigs being idled in the prior period.
•CNX and its subsidiaries are subject to various lawsuits and claims in the normal course of business. CNX accrues the estimated loss for these lawsuits and claims as litigation settlements when the loss is probable and can be estimated. (See Note 20 - Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information). The increase in the period-to-period comparison was the result of various items, none of which were individually material.

Other Expense

	For the Years Ended December 31,
(in millions)	2021	2020	Variance	Percent Change
Other Income
Interest Income	$—	$2	$(2)	(100.0)%
Right-of-Way Sales	2	3	(1)	(33.3)%
Other	7	8	(1)	(12.5)%
Total Other Income	$9	$13	$(4)	(30.8)%

Other Expense
Merger-Related Costs	$—	$11	$(11)	(100.0)%
Professional Services	7	9	(2)	(22.2)%
Bank Fees	12	12	—	—%
Other Land Rental Expense	4	4	—	—%
Other Corporate Expense	2	1	1	100.0%
Total Other Expense	$25	$37	$(12)	(32.4)%

Total Other Expense	$16	$24	$(8)	(33.3)%

•Interest income decreased in the period-to-period comparison primarily due to the receipt of interest in the prior year in connection with a severance tax refund related to a prior period and additional interest income related to the alternative minimum tax credit refund CNX received in the prior year.
•Professional services decreased in the period-to-period comparison primarily due to the prior year containing fees related to the elimination of CNXM's incentive distribution rights (“IDRs”) prior to the CNXM Merger discussed below.
•Merger-related costs in the prior period consisted of transaction costs, including financial advisory, legal service and other professional fees directly attributable to the CNXM Merger (See Note 4 - Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information), which were recorded to Other Expense in the Consolidated Statements of Income.

Gain on Asset Sales and Abandonments, net

A gain on asset sales of $42 million related to the sale of various non-core assets (primarily rights-of-way, surface acreage and other non-core oil and gas interests) was recognized in the year ended December 31, 2021 compared to a gain of $21 million in the year ended December 31, 2020.

Loss (Gain) on Debt Extinguishment

A loss on debt extinguishment of $34 million was recognized in the year ended December 31, 2021 compared to a gain on debt extinguishment of $10 million in the year ended December 31, 2020. During the year ended December 31, 2021, CNXM purchased all of the 6.50% Senior Notes due March 2026 and CNX repaid in full and terminated the Cardinal States

Gathering Company LLC and CSG Holdings II LLC non-revolving credit facilities. During the year ended December 31, 2020, CNX purchased the remaining $894 million of its 5.875% Senior Notes due April 2022 at an average price equal to 98.6% of the principal amount. See Note 12 - Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Interest Expense

	For the Years Ended December 31,
(in millions)	2021	2020	Variance	Percent Change
Total Interest Expense	$151	$171	$(20)	(11.7)%

•The $20 million decrease was primarily due to the purchase of the remaining $894 million of the 5.875% Senior Notes due April 2022 during the year ended December 31, 2020 and the purchase of the $400 million 6.500% CNXM Senior Notes due March 2026 during the year ended December 31, 2021. Lower borrowings on the CNX Credit Facility and higher unrealized gains on interest rate swap agreements also contributed to the decrease. These decreases were offset in part by $400 million of 4.750% CNXM Senior Notes due 2030 issued in 2021, interest related to the addition in 2020 of $345 million of Convertible Notes due 2026, $500 million of 6.00% Senior Notes due 2029 issued in 2020, and an additional $200 million of 7.25% Senior Notes due 2027 issued in 2020. The amortization of debt discount in connection with the Convertible Notes also contributed to the offsetting increase. See Note 12 - Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Income Taxes

	For the Years Ended December 31,
(in millions)	2021	2020	Variance	Percent Change
Total Company Loss Before Income Tax	$(637)	$(603)	$(34)	(5.6)%
Income Tax Benefit	$(138)	$(174)	$36	20.7%
Effective Income Tax Rate	21.7%	28.9%	(7.2)%

The effective income tax rate was 21.7% for the year ended December 31, 2021 compared to 28.9% for the year ended December 31, 2020. The effective rate for the year ended December 31, 2021 differs from the U.S. federal statutory rate of 21% primarily due to federal tax credits, state income taxes, equity compensation and the increase in certain state valuation allowances as a result of higher-than-expected unrealized losses on commodity derivative instruments during the current period. The unrealized losses represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis. The effective rate for the year ended December 31, 2020 differs from the U.S. federal statutory rate of 21% primarily due to state income taxes, equity compensation and state valuation allowances, partially offset by the benefit from non-controlling interest.

See Note 6 - Income Taxes in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Liquidity and Capital Resources

Overview, Sources and Uses

CNX generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. CNX currently believes that cash generated from operations, asset sales and the Company's borrowing capacity will be sufficient to meet the Company's working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments, anticipated dividend payments, if any, and to provide required letters of credit for the current fiscal year. Nevertheless, the ability of CNX to satisfy its working capital requirements, to service its debt obligations, to fund planned capital expenditures, or to pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the natural gas industry and other financial and business factors, including the current COVID-19 pandemic, some of which are beyond CNX’s control.

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

As of December 31, 2021, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices, CNX currently expects to remain in compliance with its debt covenants.

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

Factors that may Impact our Liquidity

•The Company’s cash on hand and access to additional liquidity. As of December 31, 2021, cash and cash equivalents totaled $3.6 million.
•Accounts and notes receivable - trade as of December 31, 2021 and 2020 was $330.1 million and $145.9 million, respectively. Our accounts and notes receivable balance may fluctuate as of any balance sheet date depending on the prices we receive for our natural gas and NGLs and the volumes sold.
•Capital expenditures are expected to range between $470 million to $500 million for the year ended December 31, 2022, compared to capital expenditures of $465.9 million in fiscal year 2021. In addition, accelerated levels of inflation may lead to price increases beyond CNX’s control that could lead to CNX incurring an increase in costs in the future.
•Production volumes are expected to range between 575.0 Bcfe and 605.0 Bcfe for the year ended December 31, 2022, compared to production volumes of 590.2 Bcfe in fiscal year 2021.
•Prices for natural gas and NGLs are volatile, and an extended decline in the prices we receive for our natural gas and NGLs will adversely affect our financial condition and cash flows.
•In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net liability of $976 million at December 31, 2021 and a net asset of $118 million at December 31, 2020. The Company has not experienced any issues of non-performance by derivative counterparties. See Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of our commodity risk management.

Cash Flows (in millions)

	For the Years Ended December 31,
	2021	2020	Change
Cash Provided by Operating Activities	$926	$795	$131
Cash Used in Investing Activities	$(421)	$(439)	$18
Cash Used in Financing Activities	$(524)	$(351)	$(173)

Cash provided by operating activities changed in the period-to-period comparison primarily due to the following items:

•Net loss increased $70 million in the period-to-period comparison.
•Adjustments to reconcile net loss to cash provided by operating activities primarily consisted of a $473 million impairment of goodwill and a $62 million impairment of exploration and production properties in the prior year, an $805 million net change in commodity derivative instruments, a $20 million change in deferred income taxes, a $44 million change in gain/loss on debt extinguishment, as well as various other changes in working capital.

Cash used in investing activities changed in the period-to-period comparison primarily due to the following items:

•Capital expenditures decreased $21 million in the period-to-period comparison primarily due to decreased expenditures in the Shale segment resulting from decreased drilling and completions activity as well as decreased midstream activity.

•Proceeds from asset sales decreased $3 million mainly due to decreased sales of rights-of-way, surface acreage and other non-core oil and gas interests in the year ended December 31, 2021.

Cash used in financing activities changed in the period-to-period comparison primarily due to the following items:

•During the year ended December 31, 2021, CNXM paid $421 million to purchase $400 million of CNXM 6.50% Senior Notes due in March 2026 at 105.3% of the principal amount. See Note 12 - Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
•During the year ended December 31, 2021, CNXM completed a private offering of $400 million aggregate principal amount of CNXM 4.75% Senior Notes due April 2030 at a price of 98.8% for cash proceeds of $395 million. See Note 12 - Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
•In the year ended December 31, 2021, there were $106 million of net payments on the CNXM Credit Facility compared to $21 million of net payments during the year ended December 31, 2020.
•In the year ended December 31, 2021, there were $31 million of net proceeds on the CNX Credit Facility compared to $500 million of net payments during the year ended December 31, 2020.
•During the year ended December 31, 2021, there were $161 million of net payments on the Cardinal States Facility and CSG Holdings Facility compared to $159 million of net proceeds in the year ended December 31, 2020. See Note 12 - Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
•During the years ended December 31, 2021 and 2020, CNX repurchased $245 million and $37 million, respectively, of its common stock on the open market.
•During the year ended December 30, 2020, CNX paid $882 million to purchase $894 million of Senior Notes due in 2022 at 98.6% of the principal amount. See Note 12 - Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
•During the year ended December 31, 2020, CNX received proceeds of $500 million from the issuance of its 6.00% Senior Notes due January 2029.
•During the year ended December 31, 2020, CNX completed a private offering of $200 million aggregate principal amount of its 7.25% Senior Notes due March 2027 at a price of 103.5% for cash proceeds of $207 million. See Note 12 - Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
•During the year ended December 31, 2020, CNX received proceeds of $335 million from the issuance of Convertible Notes due 2026. See Note 12 - Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
•During the year ended December 31, 2020, CNX paid $36 million for capped call transactions related to the issuance of the Convertible Notes as mentioned above. See Note 12 - Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
•During the year ended December 31, 2020 there were $42 million of payments to CNXM noncontrolling interest holders compared to no payments during the year ended December 31, 2021 due to the Merger with CNXM. See Note 4 - Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Commitments and Significant Contractual Obligations

The following is a summary of the Company's significant contractual obligations at December 31, 2021 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$777	$642	$—	$—	$1,419
Gas Firm Transportation and Processing	257,796	437,921	387,027	896,943	1,979,687
Long-Term Debt	—	—	630,716	1,600,801	2,231,517
Interest on Long-Term Debt	116,792	231,156	225,258	167,720	740,926
Finance Lease Obligations	555	883	333	2	1,773
Interest on Finance Lease Obligations	30	51	25	—	106
Operating Lease Obligations	23,460	9,395	9,116	24,591	66,562
Interest on Operating Lease Obligations	2,366	4,015	3,056	2,988	12,425
Long-Term Liabilities—Employee Related (a)	2,039	4,296	4,580	33,504	44,419
Other Long-Term Liabilities (b)	230,804	10,000	10,000	68,859	319,663
Total Contractual Obligations (c)	$634,619	$698,359	$1,270,111	$2,795,408	$5,398,497
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

Off-Balance Sheet Transactions
CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Audited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at December 31, 2021. Management believes these items will expire without being funded. See Note 20 - Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details of the various financial guarantees that have been issued by CNX.
Debt
At December 31, 2021, CNX had total long-term debt of $2,232 million, excluding unamortized debt issuance costs. This long-term debt consisted of:
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
•An aggregate principal amount of $345 million of 2.25% Convertible Senior Notes due May 2026, unless earlier redeemed, repurchased, or converted, less $91 million of unamortized bond discount and issuance costs. Interest on the notes is payable May 1 and November 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $192 million in outstanding borrowings under the CNX Credit Facility. Payment of the principal and interest on the CNX Credit Facility is guaranteed by most of CNX's subsidiaries but does not include

CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $185 million in outstanding borrowings under the CNXM Credit Facility. Payment of the principal and interest on the CNXM Credit Facility is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of the CNXM Facility.

Total Equity and Dividends
CNX had total equity of $3,700 million at December 31, 2021 compared to $4,422 million at December 31, 2020. See the Consolidated Statements of Stockholders' Equity in Item 8 of this Form 10-K for additional details.
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
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX has not paid dividends on its common stock since 2016. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as the Board of Directors deems relevant. CNX's Credit Facility limits its ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's net leverage ratio exceeds 3.00 to 1.00 and is subject to availability under the Credit Facility of at least 20% of the aggregate commitments and there being no borrowing base deficiency. The Credit Facility does not permit such dividend payments when an event of default has occurred and is continuing. The indentures to the 7.25% Senior Notes due March 2027 and the 6.00% Senior Notes due January 2029 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the year ended December 31, 2021.
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

Income Taxes

Deferred tax assets and liabilities are recognized using enacted tax rates for the estimated future tax effects of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. At December 31, 2021, prior to consideration of valuation allowances on deferred tax assets, CNX had deferred tax liabilities in excess of deferred tax assets of approximately $177 million. At December 31, 2021, CNX had a valuation allowance of $152 million on deferred tax assets.

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

Natural Gas, NGL, Condensate and Oil Reserve (“Natural Gas Reserve”) Values

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
Each of these factors may in fact vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of the economically recoverable quantities of gas attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and these variances may be material. See “Risk Factors” in Item 1A of this Form 10-K for a discussion of the uncertainties in estimating our reserves.

The Company believes that the accounting estimate related to oil and gas reserves is a “critical accounting estimate” because the Company must periodically reevaluate proved reserves along with estimates of future production rates, production costs and the estimated timing of development expenditures. Future results of operations and strength of the balance sheet for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions. See “Impairment of Long-Lived Assets” below for additional information regarding the Company’s oil and gas reserves.

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

There were no other impairments related to proved properties in the years ended December 31, 2021 or 2020.

CNX evaluates capitalized costs of unproved gas properties for recoverability on a prospective basis. Indicators of potential impairment include, but are not limited to, changes brought about by economic factors, commodity price outlooks, our geologists’ evaluation of the property, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, potential shifts in business strategy employed by management and historical experience. If it is determined that the properties will not yield proved reserves, the related costs are expensed in the period the determination is made. There were no impairments related to unproved properties in the years ended December 31, 2021 or 2020.

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

Impairment of Goodwill

In connection with the Midstream Acquisition that closed on January 3, 2018, CNX recorded $796 million of goodwill. See Note 9 - Goodwill and Other Intangible Assets for more information in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information.

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

The determination of the fair value requires us to make significant estimates and assumptions. These estimates and assumptions primarily include but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; discount rates; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization and capital expenditures. The estimates of future cash flows and EBITDA are subjective in nature and are subject to impacts from business risks as described in Part I. Item 1A. “Risk Factors” of this Form 10-K. The fair value estimation process requires considerable judgment and determining the fair value is sensitive to changes in assumptions impacting management’s estimates of future financial results. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both.

In connection with CNX's assessment of goodwill in the first quarter of 2020 in relation to the deteriorating macroeconomic conditions, and the decline in the observable market value of CNXM securities both in relation to the COVID-19 pandemic and the overall decline in the MLP market space, CNX bypassed the qualitative assessment and performed a quantitative test that utilized a combination of the income and market approaches to estimate the fair value of the Midstream reporting unit. As a result of this assessment, CNX concluded that the carrying value exceed its estimated fair value, and as a result, an impairment of $473 million was included in Impairment of Goodwill in the Consolidated Statements of Income. See Note 9 - Goodwill and Other Intangible Assets in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information. There were no other impairments related to goodwill in the years ended December 31, 2021 or 2020. Any additional adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges.

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

Impairment of Definite-Lived Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis over their estimated economic lives and they are reviewed for impairment when indicators of impairment are present. Impairment tests require that the Company first compare future undiscounted cash flows to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the asset to its estimated fair value is required. There were no impairments related to definite-lived intangible assets in the years ended December 31, 2021 or 2020.

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

Recent Accounting Pronouncements

See Note 1 - Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of recent accounting pronouncements.

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
CNX’s open gas derivative instruments can cause earnings volatility relative to changes in market prices until the derivative contracts are either settled or are monetized prior to settlement. At December 31, 2021 our open derivative instruments were in a net liability position with a fair value of $976 million, and at December 31, 2020 our open gas derivative instruments were in a net asset position with a fair value of $118 million. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at December 31, 2021 and 2020. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $625 million and $362 million at December 31, 2021 and 2020, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $607 million and $366 million at December 31, 2021 and 2020, respectively.
CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company uses derivative instruments to manage risk related to interest rates. These instruments change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. At December 31, 2021 and 2020, CNX had $1,839 million and $1,980 million, respectively, aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $17 million and $27 million, respectively. At December 31, 2021 and 2020, CNX had $377 million and $452 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to our Credit Facility, under which there were $192 million of borrowings at December 31, 2021 and $161 million at December 31, 2020, and CNXM's revolving credit facility, under which there were $185 million of borrowings at December 31, 2021 and $291 million at December 31, 2020. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of December 31, 2021 and 2020 by $4 million and $5 million, respectively, on an annualized basis.
All of CNX's transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of January 6, 2022, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2022 Fixed Price Volumes
Hedged Bcf	119.8	116.2	117.4	117.4	470.8
Weighted Average Hedge Price per Mcf	$2.62	$2.38	$2.38	$2.40	$2.45
2023 Fixed Price Volumes
Hedged Bcf	87.2	103.1	104.2	104.2	392.3*
Weighted Average Hedge Price per Mcf	$2.56	$2.31	$2.31	$2.34	$2.36
2024 Fixed Price Volumes
Hedged Bcf	87.3	86.1	87.1	87.1	344.6*
Weighted Average Hedge Price per Mcf	$2.27	$2.25	$2.25	$2.25	$2.25
2025 Fixed Price Volumes
Hedged Bcf	59.8	70.9	71.7	71.7	273.4*
Weighted Average Hedge Price per Mcf	$2.11	$2.27	$2.27	$2.27	$2.23
2026 Fixed Price Volumes
Hedged Bcf	47.6	57.5	57.9	57.9	220.9
Weighted Average Hedge Price per Mcf	$2.36	$2.48	$2.48	$2.48	$2.45
2027 Fixed Price Volumes
Hedged Bcf	6.8	6.9	6.9	6.9	27.5
Weighted Average Hedge Price per Mcf	$2.50	$2.50	$2.50	$2.50	$2.50
*Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CNX Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNX Resources Corporation and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2022 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter	At December 31, 2021, the Company’s goodwill was $323.3 million and all goodwill was attributed to the Midstream reporting unit in the Shale segment. As discussed in Note 9 to the consolidated financial statements, goodwill is tested for impairment at least annually, or more frequently if recent events or prevailing conditions indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value.

Auditing management’s annual quantitative goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the Midstream reporting unit. In particular, the fair value estimates were sensitive to significant assumptions, including estimated future revenues, which are affected by expectations about future market, industry and economic conditions.

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

Depreciation, Depletion & Amortization
Description of the Matter
As described in Note 1, under the successful efforts method of accounting, depreciation, depletion, and amortization (DD&A) related to proved gas properties is recorded using the units-of-production method. For the year ended December 31, 2021, the Company recorded DD&A expense related to proved gas properties of $415.1 million. Proved developed reserves, as estimated by petroleum engineers, are used to calculate depreciation of wells and related equipment and facilities and amortization of intangible drilling costs. Total proved reserves, also estimated by petroleum engineers, are used to calculate depletion on property acquisitions. Proved oil and natural gas reserve estimates are based on geological and engineering evaluations of in-place hydrocarbon volumes. Significant judgment is required by the Company’s internal engineering staff in evaluating geological and engineering data when estimating proved oil and natural gas reserves. Estimating reserves also requires the selection of inputs, including price and operating, and development cost assumptions as well as tax rates by jurisdiction, among others. Because of the complexity involved in estimating oil and natural gas reserves, management used independent petroleum engineers to audit the estimates prepared by the Company’s internal engineering staff as of December 31, 2021.

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

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the individual primarily responsible for overseeing the preparation of the reserve estimates by the internal engineering staff and the independent petroleum engineers used to audit the estimates. In addition, in assessing whether we can use the work of the independent petroleum engineers we evaluated the completeness and accuracy of the financial data and inputs described above used by the independent petroleum engineers in estimating proved oil and natural gas reserves by agreeing them to source documentation and we identified and evaluated corroborative and contrary evidence. For proved undeveloped reserves, we evaluated management’s development plan for compliance with the SEC rule that undrilled locations are scheduled to be drilled within five years, unless specific circumstances justify a longer time, by assessing consistency of the development projections with the Company’s drill plan and the availability of capital relative to the drill plan. We also tested the mathematical accuracy of the DD&A calculations, including comparing the proved oil and natural gas reserves amounts used to the Company’s reserve report.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Pittsburgh, Pennsylvania
February 10, 2022

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	For the Years Ended December 31,
	2021	2020	2019
Revenue and Other Operating Income:
Natural Gas, NGLs and Oil Revenue	$2,183,929	$896,745	$1,364,325
(Loss) Gain on Commodity Derivative Instruments	(1,632,733)	172,982	376,105
Purchased Gas Revenue	99,713	105,792	94,027
Other Revenue and Operating Income	105,883	82,459	87,992
Total Revenue and Other Operating Income	756,792	1,257,978	1,922,449
Costs and Expenses:
Operating Expense
Lease Operating Expense	46,256	40,407	65,443
Transportation, Gathering and Compression	343,635	285,683	330,539
Production, Ad Valorem and Other Fees	34,051	24,196	27,461
Depreciation, Depletion and Amortization	515,118	501,821	508,463
Exploration and Production Related Other Costs	20,626	14,994	44,380
Purchased Gas Costs	93,776	100,902	90,553
Impairment of Exploration and Production Properties	—	61,849	327,400
Impairment of Goodwill	—	473,045	—
Impairment of Unproved Properties and Expirations	—	—	119,429
Selling, General and Administrative Costs	112,757	109,375	143,550
Other Operating Expense	68,655	85,472	79,255
Total Operating Expense	1,234,874	1,697,744	1,736,473
Other Expense
Other Expense	15,748	23,584	2,862
Gain on Asset Sales and Abandonments, net	(42,210)	(21,224)	(35,563)
Loss (Gain) on Debt Extinguishment	33,737	(10,101)	7,614
Interest Expense	151,156	170,806	151,379
Total Other Expense	158,431	163,065	126,292
Total Costs and Expenses	1,393,305	1,860,809	1,862,765
(Loss) Earnings Before Income Tax	(636,513)	(602,831)	59,684
Income Tax (Benefit) Expense	(137,870)	(174,087)	27,736
Net (Loss) Income	(498,643)	(428,744)	31,948
Less: Net Income Attributable to Noncontrolling Interests	—	55,031	112,678
Net Loss Attributable to CNX Resources Shareholders	$(498,643)	$(483,775)	$(80,730)

Loss Per Share
Basic	$(2.31)	$(2.43)	$(0.42)
Diluted	$(2.31)	$(2.43)	$(0.42)

Dividends Declared Per Share	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net (Loss) Income	$(498,643)	$(428,744)	$31,948
Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $(234), $914, $1,664)	661	(2,579)	(4,701)

Comprehensive (Loss) Income	(497,982)	(431,323)	27,247

Less: Comprehensive Income Attributable to Noncontrolling Interests	—	55,031	112,678

Comprehensive Loss Attributable to CNX Resources Shareholders	$(497,982)	$(486,354)	$(85,431)

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,565	$15,617
Restricted Cash	—	735
Accounts and Notes Receivable:
Trade (Note 17)	330,122	145,929
Other Receivables	8,924	4,238
Supplies Inventories	6,147	9,657
Recoverable Income Taxes	72	88
Derivative Instruments (Note 19)	95,002	84,657
Prepaid Expenses	15,975	12,411
Total Current Assets	459,807	273,332
Property, Plant and Equipment (Note 8):
Property, Plant and Equipment	11,362,102	10,963,996
Less—Accumulated Depreciation, Depletion and Amortization	4,372,619	3,938,451
Total Property, Plant and Equipment—Net	6,989,483	7,025,545
Other Assets:
Operating Lease Right-of-Use Assets (Note 13)	56,022	108,683
Derivative Instruments (Note 19)	131,994	188,237
Goodwill (Note 9)	323,314	323,314
Other Intangible Assets (Note 9)	83,543	90,095
Restricted Cash	—	5,247
Other	56,588	27,311
Total Other Assets	651,461	742,887
TOTAL ASSETS	$8,100,751	$8,041,764

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2021	December 31, 2020
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$121,751	$118,185
Derivative Instruments (Note 19)	521,598	42,329
Current Portion of Finance Lease Obligations (Note 13)	555	6,876
Current Portion of Long-Term Debt (Note 12)	—	22,574
Current Portion of Operating Lease Obligations (Note 13)	22,940	52,575
Other Accrued Liabilities (Note 11)	287,732	198,773
Total Current Liabilities	954,576	441,312
Non-Current Liabilities:
Long-Term Debt (Note 12)	2,214,121	2,401,427
Finance Lease Obligations (Note 13)	1,218	1,057
Operating Lease Obligations (Note 13)	33,672	53,235
Derivative Instruments (Note 19)	687,354	127,290
Deferred Income Taxes (Note 6)	328,601	466,253
Asset Retirement Obligations (Note 7)	88,859	84,712
Other	92,077	44,041
Total Non-Current Liabilities	3,445,902	3,178,015
TOTAL LIABILITIES	4,400,478	3,619,327
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 500,000,000 Shares Authorized, 203,531,320 Issued and Outstanding at December 31, 2021; 220,440,993 Issued and Outstanding at December 31, 2020	2,039	2,208
Capital in Excess of Par Value	2,834,863	2,959,357
Preferred Stock, 15,000,000 Shares Authorized, None Issued and Outstanding	—	—
Retained Earnings	877,894	1,476,056
Accumulated Other Comprehensive Loss	(14,523)	(15,184)
TOTAL STOCKHOLDERS' EQUITY	3,700,273	4,422,437
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,100,751	$8,041,764

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total CNX Resources Stockholders’ Equity	Non- Controlling Interest	Total Equity
December 31, 2018	$1,990	$2,264,063	$2,071,809	$(7,904)	$4,329,958	$751,785	$5,081,743
Net (Loss) Income	—	—	(80,730)	—	(80,730)	112,678	31,948
Issuance of Common Stock	9	556	—	—	565	—	565
Purchase and Retirement of Common Stock	(129)	(101,559)	(13,789)	—	(115,477)	—	(115,477)
Shares Withheld for Taxes	—	—	(5,614)	—	(5,614)	(696)	(6,310)
Amortization of Stock-Based Compensation Awards	—	36,545	—	—	36,545	1,880	38,425
Other Comprehensive Loss	—	—	—	(4,701)	(4,701)	—	(4,701)
Distributions to CNXM Noncontrolling Interest Holders	—	—	—	—	—	(63,884)	(63,884)
December 31, 2019	$1,870	$2,199,605	$1,971,676	$(12,605)	$4,160,546	$801,763	$4,962,309

December 31, 2019	$1,870	$2,199,605	$1,971,676	$(12,605)	$4,160,546	$801,763	$4,962,309
Net (Loss) Income	—	—	(483,775)	—	(483,775)	55,031	(428,744)
Issuance of Common Stock	8	2,049	—	—	2,057	—	2,057
Purchase and Retirement of Common Stock	(41)	(33,067)	(10,139)	—	(43,247)	—	(43,247)
Shares Withheld for Taxes	—	—	(1,706)	—	(1,706)	(309)	(2,015)
Amortization of Stock-Based Compensation Awards	—	12,897	—	—	12,897	1,485	14,382
Equity Component of Convertible Senior Notes, net of Issuance Costs	—	78,317	—	—	78,317	—	78,317
Purchase of Capped Call	—	(26,351)	—	—	(26,351)	—	(26,351)
Other Comprehensive Loss	—	—	—	(2,579)	(2,579)	—	(2,579)
Distributions to CNXM Noncontrolling Interest Holders	—	—	—	—	—	(41,987)	(41,987)
CNXM Merger	371	725,907		—	726,278	(815,983)	(89,705)
December 31, 2020	$2,208	$2,959,357	$1,476,056	$(15,184)	$4,422,437	$—	$4,422,437

December 31, 2020	$2,208	$2,959,357	$1,476,056	$(15,184)	$4,422,437	$—	$4,422,437
Net Loss	—	—	(498,643)	—	(498,643)	—	(498,643)
Issuance of Common Stock	7	5,080	—	—	5,087	—	5,087
Purchase and Retirement of Common Stock	(183)	(146,094)	(94,966)	—	(241,243)	—	(241,243)
Shares Withheld for Taxes	—	—	(4,553)	—	(4,553)	—	(4,553)
Amortization of Stock-Based Compensation Awards	7	16,553	—	—	16,560	—	16,560
Equity Component of Convertible Senior Notes, net of Issuance Costs	—	(33)	—	—	(33)	—	(33)
Other Comprehensive Loss	—	—	—	661	661	—	661
December 31, 2021	$2,039	$2,834,863	$877,894	$(14,523)	$3,700,273	$—	$3,700,273

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	For the Years Ended December 31,
Cash Flows from Operating Activities:	2021	2020	2019
Net (Loss) Income	$(498,643)	$(428,744)	$31,948
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Continuing Operating Activities:
Depreciation, Depletion and Amortization	515,118	501,821	508,463
Amortization of Deferred Financing Costs	27,052	21,202	7,747
Impairment of Exploration and Production Properties	—	61,849	327,400
Impairment of Unproved Properties and Expirations	—	—	119,429
Impairment of Goodwill	—	473,045	—
Stock-Based Compensation	16,560	14,382	38,425
Gain on Asset Sales and Abandonments, net	(42,210)	(21,224)	(35,563)
Loss (Gain) on Debt Extinguishment	33,737	(10,101)	7,614
Loss (Gain) on Commodity Derivative Instruments	1,632,733	(172,982)	(376,105)
(Gain) Loss on Other Derivative Instruments	(8,485)	13,051	—
Net Cash (Paid) Received in Settlement of Commodity Derivative Instruments	(539,016)	461,217	69,780
Deferred Income Taxes	(137,887)	(118,300)	79,092
Return on Equity Investment	—	—	4,056
Other	(1,280)	688	(2,103)
Changes in Operating Assets:
Accounts and Notes Receivable	(184,461)	(4,895)	118,622
Supplies Inventories	1,487	(2,673)	2,731
Recoverable Income Taxes	17	62,336	87,050
Prepaid Expenses	(3,204)	4,923	3,115
Changes in Other Assets	(23,838)	(39)	1,000
Changes in Operating Liabilities:
Accounts Payable	3,006	(48,485)	(6,405)
Accrued Interest	9,486	(4,314)	4,529
Other Operating Liabilities	107,498	(6,453)	13,242
Changes in Other Liabilities	18,687	(1,233)	(23,507)
Net Cash Provided by Operating Activities	926,357	795,071	980,560
Cash Flows from Investing Activities:
Capital Expenditures	(465,861)	(487,291)	(1,192,599)
Proceeds from Asset Sales	45,251	48,322	45,160
Net Cash Used in Investing Activities	(420,610)	(438,969)	(1,147,439)
Cash Flows from Financing Activities:
Net Proceeds from (Payments on) CNX Revolving Credit Facility	31,200	(500,200)	49,000
Payments on Miscellaneous Borrowings	(2,785)	(7,155)	(7,149)
Payments on Long-Term Notes	(421,467)	(882,213)	(405,876)
Proceeds from Issuance of CNX Senior Notes	—	707,000	500,000
Proceeds from Issuance of CNXM Senior Notes	395,000	—	—
Net (Payments on) Proceeds from CSG Non-Revolving Credit Facilities	(160,544)	158,794	—
Proceeds from Issuance of Convertible Senior Notes	—	334,650	—
Purchase of Capped Call Related to Convertible Senior Notes	—	(35,673)	—
Net (Payments on) Proceeds from CNXM Revolving Credit Facility	(106,000)	(20,750)	227,750
Distributions to CNXM Noncontrolling Interest Holders	—	(41,987)	(63,884)
Proceeds from Issuance of Common Stock	5,087	2,057	565
Shares Withheld for Taxes	(4,553)	(2,015)	(6,310)
Purchases of Common Stock	(245,243)	(37,247)	(117,477)
Debt Issuance and Financing Fees	(14,476)	(26,047)	(10,655)
Net Cash (Used in) Provided by Financing Activities	(523,781)	(350,786)	165,964
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(18,034)	5,316	(915)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	21,599	16,283	17,198
Cash, Cash Equivalents, and Restricted Cash at End of Period	$3,565	$21,599	$16,283

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES:

A summary of the significant accounting policies of CNX Resources Corporation and subsidiaries (“CNX” or “the Company”) is presented below. These, together with the other notes that follow, are an integral part of the Consolidated Financial Statements.

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

On September 28, 2020, the Merger (as defined in Note 4 – Acquisitions and Dispositions) of CNX Midstream Partners LP (CNXM) was completed. Prior to the Merger, public unitholders held a 46.9% equity interest in CNXM and CNX owned the remaining 53.1% equity interest. The earnings of CNXM that were attributed to its common units held by the public prior to the Merger are reflected in Net Income Attributable to Noncontrolling Interest in the Consolidated Statements of Income. There were no changes to our ownership interest in CNXM during the year ended December 31, 2021.
Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as various disclosures. Actual results could differ from those estimates. The most significant estimates included in, but not limited to, the preparation of the consolidated financial statements are related to long-lived assets (including intangible assets and goodwill), accounts receivable credit losses, the values of natural gas, NGLs, condensate and oil (collectively “natural gas”) reserves, asset retirement obligations, deferred income tax assets and liabilities, contingencies, fair value of derivative instruments, the fair value of the liability and equity components of the convertible senior notes, stock-based compensation and salary retirement benefits.
Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term securities with original maturities of three months or less.
Restricted cash at December 31, 2020 consisted of cash that the Company was contractually obligated to maintain in accordance with the terms of the Cardinal States Gathering LLC and CSG Holdings II LLC Credit Agreements, each dated March 13, 2020. During the year ended December 31, 2021 CNX, repaid in full the outstanding principal on both of these non-revolving credit facilities and terminated the Credit Agreements (See Note 12 - Long-Term Debt for more information).
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statement of cash flows:

	December 31,
	2021	2020	2019
Cash and Cash Equivalents	$3,565	$15,617	$16,283
Restricted Cash, Current Portion	—	735	—
Restricted Cash, Less Current Portion	—	5,247	—
Total Cash, Cash Equivalents, and Restricted Cash	$3,565	$21,599	$16,283

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

There were no material financing receivables with a contractual maturity greater than one year at December 31, 2021 or 2020.

The following represents activity related to the allowance for credit losses for the years ended:

	December 31,
	2021	2020
Allowance for Credit Losses - Trade, Beginning of Year	$84	$—
Provision for Expected Credit Losses	—	84
Allowance for Credit Losses - Trade, End of Period	$84	$84

Allowance for Credit Losses - Other Receivables, Beginning of Year	$3,248	$2,463
Provision for Expected Credit Losses	104	2,760
Write-off of Uncollectible Accounts	(30)	(1,975)
Allowance for Credit Losses - Other Receivables, End of Period	$3,322	$3,248

Inventories:

Inventories are stated at the lower of cost or net realizable value. The cost of supplies inventory is determined by the average cost method and includes operating and maintenance supplies to be used in the Company's operations.

Property, Plant and Equipment:

CNX uses the successful efforts method of accounting for natural gas producing activities. Costs of property acquisitions, successful exploratory, development wells and related support equipment and facilities are capitalized. Periodic valuation provisions for impairment of capitalized costs of unproved mineral interests are expensed. Costs of unsuccessful exploratory wells are expensed when such wells are determined to be non-productive, or if the determination cannot be made after finding sufficient quantities of reserves to continue evaluating the viability of the project. The costs of producing properties and mineral interests are amortized using the units-of-production method. Depreciation, depletion and amortization expense is calculated based on the actual produced sales volumes multiplied by the applicable rate per unit, which is derived by dividing the net capitalized costs by the number of units expected to be produced over the life of the reserves. Wells and related equipment and intangible drilling costs are also amortized on a units-of-production method. Proved developed reserves, as estimated by petroleum engineers, are used to calculate amortization of wells and related equipment and facilities and amortization of intangible drilling costs. Total proved reserves, also estimated by petroleum engineers, are used to calculate depletion on property acquisitions. Proved oil and natural gas reserve estimates are based on geological and engineering evaluations of in-place hydrocarbon volumes. Units-of-production amortization rates are revised at least once per year, or more frequently if events and circumstances indicate an adjustment is necessary. Such revisions are accounted for prospectively as changes in accounting estimates. The Company recorded depreciation, depletion and amortization expense related to proved gas properties using the units-of-production method of $415,069, $400,948, and $424,238 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Exploration expense, which is associated primarily with lease expirations, was $20,626, $14,994 and $44,380 for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in Exploration and Production Related Other Costs in the Consolidated Statements of Income.

Impairment of Goodwill:

In connection with the Midstream Acquisition (as defined in Note 4 – Acquisitions and Dispositions), CNX recorded $796,359 of goodwill through the application of purchase accounting (See Note 9 - Goodwill and Other Intangible Assets for more information). The goodwill recorded was allocated in its entirety to the Midstream reporting unit within the Shale segment.

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

CNX determines the fair value based on estimated future revenues and earnings before deducting net interest expense (interest expense less interest income) and income taxes (EBITDA - a non-GAAP financial measure), and also includes estimates for capital expenditures, discounted to present value using an industry rate adjusted for company-specific risk, which management feels reflects the overall level of inherent risk of the reporting unit. These assumptions are affected by expectations about future market, industry and economic conditions. Cash flow projections are derived from board approved budgeted amounts and require us to make projections and assumptions for many years into the future for demand, competition and operating costs, among other variables. Subsequent cash flows are developed using growth or contraction rates that management believes are reasonably likely to occur.

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

In connection with CNX's assessment of goodwill in the first quarter of 2020 in relation to the deteriorating macroeconomic conditions, and the decline in the observable market value of CNXM securities both in relation to the COVID-19 pandemic and the overall decline in the master limited partnership (MLP) market space, an impairment indicator was identified. CNX bypassed the qualitative assessment and performed a quantitative test that utilized a combination of the income and market approaches to estimate the fair value of the Midstream reporting unit. As a result of this assessment, CNX concluded that the carrying value exceeded its estimated fair value, and as a result, an impairment of $473,045 was included in Impairment of Goodwill in the Consolidated Statements of Income.

In connection with our annual assessment of goodwill in the fourth quarter of 2021, we bypassed the qualitative assessment and performed a quantitative test that utilized a combination of the income and market approaches to estimate the fair value of the Midstream reporting unit. As a result of this assessment, we concluded that the estimated fair value exceeded carrying value, and accordingly no adjustment to goodwill was necessary. Any adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges relating to the Midstream reporting unit.

Impairment of Definite-Lived Intangible Assets:
Definite-lived intangible assets are amortized on a straight-line basis over their estimated economic lives and they are reviewed for impairment when indicators of impairment are present. Other intangible assets are comprised of customer relationships which are amortized on a straight-line basis over approximately 17 years.
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

Asset Retirement Obligations:

CNX accrues the costs to dismantle and remove gas-related facilities upon exhaustion of mineral reserves and related surface reclamation using the accounting treatment prescribed by the Asset Retirement and Environmental Obligations Topic of the FASB Accounting Standards Codification. This topic requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Estimates are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. Amortization of the capitalized asset retirement cost is generally determined on a units-of-production basis. Accretion of the asset retirement obligation is recognized over time and generally will escalate over the life of the producing asset, typically as production declines. Accretion is included in Depreciation, Depletion and Amortization in the Consolidated Statements of Income.

Investment Plan:

CNX has an investment plan that is available to most employees. Throughout the years ended December 31, 2021, 2020 and 2019, the Company's matching contribution was 6% of eligible compensation contributed by eligible employees. The Company may also make discretionary contributions to the Plan ranging from 1% to 6% of eligible compensation for eligible employees (as defined by the Plan). There were no such discretionary contributions made by CNX for the years ended December 31, 2021, 2020 and 2019. Total matching contribution payments and costs were $2,937, $2,976 and $3,460 for the years ended December 31, 2021, 2020 and 2019, respectively.

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
CNX sells a portion of its natural gas to accommodate the delivery points of its customers. In general, this gas is purchased at market price and re-sold on the same day at market price less a small transaction fee. These matching buy/sell transactions include a legal right of offset of obligations and have been simultaneously entered into with the counterparty. These transactions qualify for netting under the Nonmonetary Transactions Topic of the FASB Accounting Standards Codification and are, therefore, recorded net within the Consolidated Statements of Income in the Purchased Gas Revenue line.
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

In August 2020, the FASB issued ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU simplifies an entity's accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separate accounting for embedded conversion features, simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification, requires entities to use the if-converted method for all convertible instruments in the diluted EPS calculation and include the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards, requires new disclosures about events that occur during the reporting period and cause conversion contingencies to be met and about the fair value of an entity's convertible debt at the instrument level, among other things. The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2021 and will be applicable to the Convertible Senior Notes due May 2026 (“Convertible Notes”) that were issued in April 2020, for which the embedded conversion option was required to be separately accounted for as a component of stockholders’ equity. The Company adopted ASU 2020-06 on January 1, 2022 and in conjunction therewith recorded adjustments to, among other things, increase long-term debt for the value of the embedded conversion that was previously classified in additional paid-in-capital in stockholders’ equity.

In March 2020, the FASB issued ASU 2020-04 - Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). This ASU provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (IBORs) and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which clarifies that certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments in these ASUs are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

Reclassifications:
Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2021, with no effect on previously reported net income, stockholders' equity or statement of cash flows.

Subsequent Events:

The Company has evaluated all subsequent events through the date the financial statements were issued. No material recognized or non-recognizable subsequent events were identified.

NOTE 2—EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income or net loss attributable to CNX shareholders by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include, if dilutive, additional shares from stock options, restricted stock units, performance share units and shares issuable upon conversion of CNX's outstanding Convertible Notes (See Note 12 - Long-Term Debt). The number of additional shares is calculated by assuming that outstanding stock options were exercised, that outstanding restricted stock units and performance share units were released, that the shares that are issuable from the Convertible Notes are converted (subject to the considerations discussed further in the paragraph below), and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. In periods when CNX recognizes a net loss, the impact of outstanding stock awards and the potential share settlement impact related to CNX’s Convertible Notes are excluded from the diluted loss per share calculation as their inclusion would have an antidilutive effect.

Pursuant to the Merger (See Note 4 - Acquisitions and Dispositions for more information), all outstanding phantom units previously granted under the CNXM long-term incentive plan were converted into the right to receive 0.88 shares of common stock of CNX. As such, all outstanding phantom units were converted, effective as of the closing of the Merger, into CNX restricted stock units. Each CNX restricted stock unit is subject to the same vesting, forfeiture and other terms and conditions applicable to the converted CNXM phantom units. Under Accounting Standards Codification Topic 718, Compensation - Stock Compensation, it was determined that there was no additional compensation cost to record as the conversion of awards did not result in incremental fair value. CNXM's dilutive units did not have a material impact on the Company's earnings per share calculations for the period from January 1, 2020 through September 30, 2020 or the year ended December 31, 2019.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be antidilutive:

	For the Years Ended December 31,
	2021	2020	2019
Anti-Dilutive Options	2,990,094	4,200,509	4,696,264
Anti-Dilutive Restricted Stock Units	2,436,846	2,160,727	1,282,582
Anti-Dilutive Performance Share Units	996,863	721,244	752,899
Anti-Dilutive Performance Share Options	—	—	927,268
	6,423,803	7,082,480	7,659,013

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

The computations for basic and diluted loss per share are as follows:

	For the Years Ended December 31,
	2021	2020	2019
Net (Loss) Income	$(498,643)	$(428,744)	$31,948
Less: Net Income Attributable to Non-Controlling Interest	—	55,031	112,678
Net Loss Attributable to CNX Resources Shareholders	$(498,643)	$(483,775)	$(80,730)

Weighted-Average Shares of Common Stock Outstanding	215,971,381	199,225,441	190,727,122
Effect of Diluted Shares*	—	—	—
Weighted-Average Diluted Shares of Common Stock Outstanding	215,971,381	199,225,441	190,727,122

Loss Per Share:
Basic	$(2.31)	$(2.43)	$(0.42)
Diluted	$(2.31)	$(2.43)	$(0.42)
*During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is antidilutive.

Shares of common stock outstanding were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Balance, Beginning of Year	220,440,993	186,642,962	198,663,342
Issuance Related to Stock-Based Compensation (1)	1,374,925	882,335	909,107
Retirement of Common Stock (2)	(18,284,598)	(4,138,527)	(12,929,487)
Issuance Related to CNXM Merger	—	37,054,223	—
Balance, End of Year	203,531,320	220,440,993	186,642,962
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

Disaggregation of Revenue:

The following table is a disaggregation of revenue by major source:

	For the Years Ended December 31,
	2021	2020	2019
Revenue from Contracts with Customers:
Natural Gas Revenue	$1,958,718	$823,132	$1,251,013
NGL Revenue	202,670	64,138	104,139
Oil/Condensate Revenue	22,541	9,475	9,173
Total Natural Gas, NGL and Oil Revenue	2,183,929	896,745	1,364,325

Purchased Gas Revenue	99,713	105,792	94,027

Other Sources of Revenue and Other Operating Income:
(Loss) Gain on Commodity Derivative Instruments	(1,632,733)	172,982	376,105
Other Revenue and Operating Income	105,883	82,459	87,992
Total Revenue and Other Operating Income	$756,792	$1,257,978	$1,922,449

The disaggregated revenue information corresponds with the Company’s segment reporting found in Note 21 - Segment Information.

Contract Balances:

CNX invoices its customers once a performance obligation has been satisfied, at which point payment is unconditional. Accordingly, CNX's contracts with customers do not give rise to material contract assets or liabilities under ASC 606. The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

Transaction Price Allocated to Remaining Performance Obligations:

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

For natural gas, NGL and oil revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $47,364 as of December 31, 2021. The Company expects to recognize net revenue of $23,143 in the next 12 months and $12,316 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations:

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGL and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For each of the years ended December 31, 2021, 2020, and 2019, revenue recognized in the current reporting period related to performance obligations satisfied in prior a reporting period was not material.

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

Prior to the effective time of the Merger on September 28, 2020, public unitholders held a 46.9% equity interest in CNXM and CNX owned the remaining 53.1% equity interest. The earnings of CNXM that were attributed to its common units held by the public prior to the Merger are reflected in Net Income Attributable to Noncontrolling Interest in the Consolidated Statements of Income. There were no changes in CNX's ownership interest in CNXM during the year ended December 31, 2021.

CNXM’s revolving credit facility (See Note 10 - Revolving Credit Facilities) and the CNXM Senior Notes due March 2026 (See Note 12 - Long-Term Debt) were not impacted by the Merger.

The Company incurred $11,271 of transaction costs directly attributable to the Merger during the year ended December 31, 2020, including financial advisory, legal service and other professional fees, which were recorded to Other Expense in the Consolidated Statements of Income.

NOTE 5— STOCK REPURCHASE:

On January 26, 2021, the Company’s Board of Directors approved an increase in the aggregate amount of the previous $750,000 stock repurchase program plan to $900,000, and on October 25, 2021, the Board of Directors approved an additional increase in the aggregate amount of the stock repurchase program to $1,900,000. As of December 31, 2021 the amount available under the stock repurchase program is $1,014,424, and is not subject to an expiration date. The repurchases may be affected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans.

During the year ended December 31, 2021, 18,284,598 shares were repurchased and retired at an average price of $13.17 per share for a total cost of $241,243. During the year ended December 31, 2020, 4,138,527 shares were repurchased and retired at an average price of $10.43 per share for a total cost of $43,247. During the year ended December 31, 2019, 12,929,487 shares were repurchased and retired at an average price of $8.91 per share for a total cost of $115,477.

NOTE 6—INCOME TAXES:

Income tax (benefit) expense provided on earnings consisted of:

	For the Years Ended December 31,
	2021	2020	2019
Current:
U.S. Federal	$—	$(55,799)	$(51,243)
U.S. State	17	12	(113)
	17	(55,787)	(51,356)
Deferred:
U.S. Federal	(157,626)	(83,080)	47,717
U.S. State	19,739	(35,220)	31,375
	(137,887)	(118,300)	79,092

Total Income Tax (Benefit) Expense	$(137,870)	$(174,087)	$27,736

The components of the net deferred taxes are as follows:

	December 31,
	2021	2020
Deferred Tax Assets:
Gas Derivatives	$262,658	$—
Net Operating Loss- Federal	209,731	215,936
Net Operating Loss - State	128,592	129,641
Foreign Tax Credit	39,404	43,194
Federal Tax Credits	33,034	—
Gas Well Closing	25,682	24,251
Operating Lease Liabilities	14,322	28,085
Salary Retirement	11,504	11,478
Equity Compensation	5,838	6,639
Other	8,613	9,416
Total Deferred Tax Assets	739,378	468,640
Valuation Allowance	(151,798)	(123,098)
Net Deferred Tax Assets	587,580	345,542

Deferred Tax Liabilities:
Property, Plant and Equipment	(749,811)	(649,917)
Investment in Partnership	(133,287)	(85,882)
Discount on Convertible Notes	(15,864)	(18,097)
Operating Lease Right-of-Use Assets	(14,985)	(28,287)
Advance Gas Royalties	(1,842)	(2,519)
Gas Derivatives	—	(26,882)
Other	(392)	(211)
Total Deferred Tax Liabilities	(916,181)	(811,795)

Net Deferred Tax Liability	$(328,601)	$(466,253)

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

As of December 31, 2021, the Company has a deferred tax asset related to federal net operating losses of $209,731. The pre-2018 federal net operating losses will expire at various times between 2034 and 2037. Because of the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017 and the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted on March 27, 2020, the federal net operating losses (NOLs) generated in 2018 - 2021 do not expire but may only offset 80% of taxable income in any tax years beginning after 2020.

The CARES Act, which, among other things; increased the adjusted taxable income limitation for the disallowance of interest expense from 30% to 50% and provided for refunds of any remaining alternative minimum tax (AMT) credits in 2020. The impact of other tax implications of the Act on the financial statements and related disclosures are immaterial.

A valuation allowance on foreign tax credits of $39,404 and $43,194 has also been recorded at December 31, 2021 and 2020, respectively. The valuation allowance was decreased by $3,790 in 2021 due to the expiration of a portion of the credits. The foreign tax credits expire at various times between 2022 and 2024.

CNX has, on an after federal tax basis, a deferred tax asset related to state operating losses of $128,592 with a related valuation allowance of $112,298 at December 31, 2021. The deferred tax asset related to state operating losses, on an after-tax adjusted basis, was $129,641 with a related valuation allowance of $79,198 at December 31, 2020. A review of positive and negative evidence regarding these state tax benefits concluded that the valuation allowances for various CNX subsidiaries was warranted. West Virginia net operating losses generated after 2017 do not expire but may only offset 80% of taxable income. Pre-2018 West Virginia and other state net operating losses expire at various times between 2022 and 2041.

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

The following is a reconciliation, stated as a percentage of pretax income, of the United States statutory federal income tax rate to CNX's effective tax rate:

	For the Years Ended December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. Federal Income Tax Rate	$(133,668)	21.0%	$(126,595)	21.0%	$12,534	21.0%
Net Effect of State Income Taxes	(36,300)	5.7	(32,336)	5.5	1,333	2.2
Non-Controlling Interest	—	—	(11,556)	1.9	(23,662)	(39.6)
Uncertain Tax Positions	35,914	(5.6)	375	(0.1)	—	—
Accrual to Tax Return Reconciliation	(3)	—	13	—	603	1.0
Effect of Equity Compensation	2,465	(0.4)	4,311	(0.7)	8,771	14.7
Effect of Change in State Valuation Allowance	33,100	(5.2)	(2,004)	0.3	33,238	55.6
Effect of Change in Federal Valuation Allowance	(4,400)	0.7	48	—	(2,640)	(4.4)
Other Deferred Adjustments	(4,401)	0.7	1,166	(0.2)	(1,691)	(2.8)
Effect of State Apportionment Changes	22,458	(3.5)	(1,450)	0.2	(3,842)	(6.4)
Effect of Federal Tax Credits	(53,269)	8.3	(6,284)	1.0	2,881	4.8
Other	234	—	225	—	211	0.4
Income Tax (Benefit) Expense / Effective Rate	$(137,870)	21.7%	$(174,087)	28.9%	$27,736	46.5%

The effective tax rate for the year ended December 31, 2021 was higher than the U.S. federal statutory rate primarily due to federal income tax credits and state taxes offset by uncertain tax positions, equity compensation, and the increase in certain state valuation allowances as a result of a higher-than-expected unrealized loss on commodity derivative instruments generated during 2021.

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

As a result of the Midstream Acquisition on January 3, 2018, the Company obtained a controlling interest in CNX Gathering LLC and, through CNX Gathering's ownership of the general partner, control over CNXM. The financial results for 2020 and 2019 reflect full consolidation of CNXM’s assets and liabilities. The effective tax rates for the years ended December 31, 2020 and 2019 reflect a $11,556 and $23,662 reduction in income tax expense, respectively, due to the non-controlling interest in CNXM’s earnings.

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

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits is as follows:

	For the Years Ended
	December 31,
	2021	2020
Balance at Beginning of Period	$31,891	$31,516
Increase in Unrecognized Tax Benefits Resulting from Tax Positions Taken During Prior Periods	38,735	1,726
Reduction in Unrecognized Tax Benefits Because of the Lapse of the Applicable Statute of Limitations	(2,821)	(1,351)
Balance at End of Period	$67,805	$31,891

If these unrecognized tax benefits were recognized, $67,805 and $31,891 would affect CNX's effective income tax rate for 2021 and 2020, respectively.

In 2021 and 2020, CNX recognized an increase in unrecognized tax benefits of $38,735 and $1,726, respectively, for tax benefits resulting from tax positions taken on our 2020 and 2019 federal tax returns for additional federal tax credits. CNX also recognized a reduction to unrecognized tax benefits in 2021 and 2020 of $2,821 and $1,351, respectively, due to the expiration of the statute of limitations from a position taken on a previously filed federal income tax return.

CNX recognizes accrued interest related to unrecognized tax benefits in its interest expense. As of December 31, 2021 and 2020, the Company reported no accrued liability relating to interest in Other Liabilities in the Consolidated Balance Sheets. During the years ended December 31, 2021 and 2020, CNX paid no interest related to income tax deficiencies.

CNX recognizes penalties accrued related to uncertain tax positions in its income tax expense. CNX had no accrued liabilities for tax penalties as of December 31, 2021 and 2020.

CNX and its subsidiaries file federal income tax returns with the United States and income tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2018.

NOTE 7—ASSET RETIREMENT OBLIGATIONS:
The reconciliation of changes in asset retirement obligations is as follows:

	December 31,
	2021	2020
Balance, Beginning of Year	$93,168	$68,454
Obligations Divested	(124)	(703)
Accretion Expense	9,233	11,067
Obligations Incurred	3,237	2,806
Obligations Settled	(9,501)	(7,905)
Revisions in Estimated Cash Flows	—	19,449
Balance, End of Year	$96,013	$93,168

NOTE 8—PROPERTY, PLANT AND EQUIPMENT:

	December 31,
	2021	2020
Intangible Drilling Cost	$5,247,800	$4,965,252
Gas Gathering Equipment	2,483,561	2,510,917
Proved Gas Properties	1,312,706	1,253,094
Gas Wells and Related Equipment	1,202,731	1,120,061
Unproved Gas Properties	730,400	725,705
Surface Land and Other Equipment	194,655	199,322
Other	190,249	189,645
Total Property, Plant and Equipment	11,362,102	10,963,996
Less: Accumulated Depreciation, Depletion and Amortization	4,372,619	3,938,451
Total Property, Plant and Equipment - Net	$6,989,483	$7,025,545

Amounts below reflect properties where drilling operations have not yet commenced and therefore, were not being amortized for the years ended December 31, 2021 and 2020, respectively. These assets will be amortized using the units-of-production method and reclassified to proved gas properties when placed in service.

	December 31,
	2021	2020
Unproved Gas Properties	$730,400	$725,705
Advance Royalties	6,885	9,676
Total	$737,285	$735,381

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS:

In December 2017, CNX Gas entered into a purchase agreement with Noble Energy, pursuant to which CNX Gas acquired Noble’s 50% membership interest in CNX Gathering (then named CONE Gathering LLC), for a cash purchase price of $305,000 (the “Midstream Acquisition”).

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

Impairment of Goodwill:

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

Changes in the carrying amount of goodwill consist of the following activity:

	For the Years Ended
	December 31,
	2021	2020
Carrying Amount, Beginning of Period	$323,314	$796,359
Impairment	—	473,045
Carrying Amount, End of Period	$323,314	$323,314

Other Intangible Assets:

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	December 31,
	2021	2020
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	26,209	19,657
Total Other Intangible Assets, net	$83,543	$90,095

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets was $6,552 for each of the years ended December 31, 2021, 2020 and 2019. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 10—REVOLVING CREDIT FACILITIES:

CNX:
CNX’s senior secured revolving credit facility (the “CNX Credit Facility”) was set to mature in April 2024, prior to its amendment and restatement in October 2021. Borrowings under the CNX Credit Facility were subject to borrowing base limitations based on the collateral value of CNX’s assets and were subject to regular semi-annual redeterminations. In November 2020, as part of the issuance of the $500,000 6.00% Senior Notes due January 2029 (See Note 12 - Long-Term Debt), both the lenders’ commitments and borrowing base under the CNX Credit Facility decreased to $1,775,000 from $1,900,000. In April 2021, as part of the semi-annual borrowing base redetermination, the lenders reaffirmed CNX’s $1,775,000 borrowing base.

On October 6, 2021, CNX as borrower and certain of its subsidiaries (not including CNXM) as guarantor loan parties entered into a new Amended and Restated Credit Agreement for a senior secured revolving credit facility (the “CNX Credit Agreement”). The new CNX Credit Agreement replaced the prior CNX Credit Facility and remains subject to a semi-annual redetermination. The CNX Credit Agreement has a $2,000,000 borrowing base and $1,300,000 in elected commitments, including borrowings and letters of credit. The CNX Credit Facility matures on October 6, 2026, provided that if at any time on or after January 30, 2026, if any of the Company’s 2.25% Convertible Senior Notes due 2026 are outstanding and (a) availability under the CNX Credit Facility minus (b) the aggregate principal amount of all such outstanding Convertible Senior Notes is less than 20% of the aggregate commitments under the CNX Credit Facility (the first such date, the “Springing Maturity Date”), then the CNX Credit Facility will mature on the Springing Maturity Date. In addition to refinancing all outstanding amounts under the CNX Credit Facility, borrowings under the CNX Credit Agreement may be used by CNX for general corporate purposes.

Under the terms of the CNX Credit Agreement, borrowings will bear interest at CNX’s option at either:

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

The CNX Credit Facility also requires that CNX maintain a maximum net leverage ratio of no greater than 3.50 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding borrowings under the revolver, measured quarterly. The calculation of all of the ratios exclude CNXM. CNX was in compliance with all financial covenants as of December 31, 2021.

At December 31, 2021, the CNX Credit Facility had $192,000 of borrowings outstanding and $184,131 of letters of credit outstanding, leaving $923,869 of unused capacity. At December 31, 2020, the CNX Credit Facility had $160,800 of borrowings outstanding and $185,272 of letters of credit outstanding, leaving $1,428,928 of unused capacity.

CNX Midstream Partners LP (CNXM):
CNXM's revolving credit facility was not impacted by the Merger (See Note 4 - Acquisitions and Dispositions).

CNXM’s senior secured revolving credit facility (the “CNXM Credit Facility”) was set to mature in April 2024, prior to its amendment and restatement in October 2021. The lenders' commitments under the CNXM Credit Facility were $600,000, with an accordion feature that allowed CNXM to increase the available borrowings by up to an additional $250,000 under certain terms and conditions. The CNXM Credit Facility included the ability to issue letters of credit up to $100,000 in the aggregate.

On October 6, 2021, CNXM as borrower and certain of its subsidiaries as guarantor loan parties entered into a new Amended and Restated Credit Agreement for a $600,000 senior secured revolving credit facility (the “CNXM Credit Agreement”) that matures on October 6, 2026. The CNXM Credit Agreement replaced the CNXM Credit Facility and is not subject to semi-annual redetermination. CNX is not a guarantor under the CNXM Credit Facility.

In addition to refinancing all outstanding amounts under the prior CNXM Credit Facility, borrowings under the CNXM Credit Agreement may be used by CNXM for general corporate purposes.

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

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum net leverage ratio of no greater than between 5.00 to 1.00 ranging to no greater than 5.25 to 1.00 in certain circumstances; (y) a maximum secured leverage ratio of no greater than 3.25 to 1.00 and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00; in each case as calculated in accordance with the terms and definitions determining such ratios contained in CNXM Credit Agreement. CNXM was in compliance with all financial covenants as of December 31, 2021.

At December 31, 2021, the CNXM Credit Facility had $185,000 of borrowings outstanding and $30 of letters of credit outstanding, leaving $414,970 of unused capacity. At December 31, 2020, the CNXM Credit Facility had $291,000 of borrowings outstanding and $30 of letters of credit outstanding, leaving $308,970 of unused capacity.

NOTE 11—OTHER ACCRUED LIABILITIES:

	December 31,
	2021	2020
Royalties	$152,498	$72,401
Accrued Interest	36,035	26,549
Short-Term Incentive Compensation	19,591	20,340
Deferred Revenue	18,984	10,986
Transportation Charges	15,808	15,969
Accrued Other Taxes	12,681	10,580
Accrued Payroll & Benefits	5,747	5,009
Litigation Contingency	1,200	2,025
Purchased Gas Payable	757	1,528
Other	15,435	23,144
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	7,154	8,455
Salary Retirement	1,842	1,787
Total Other Accrued Liabilities	$287,732	$198,773

NOTE 12—LONG-TERM DEBT:

	December 31,
	2021	2020
Senior Notes due March 2027 at 7.25% (Principal of $700,000 plus Unamortized Premium of $5,609 and $6,686, respectively)	$705,609	$706,686
Senior Notes due January 2029 at 6.00%, Issued at Par Value	500,000	500,000
CNX Midstream Partners LP Senior Notes due April 2030 at 4.75% (Principal of $400,000 less Unamortized Discount of $4,808 at December 31, 2021)*	395,192	—
Convertible Senior Notes due May 2026 at 2.25% (Principal of $345,000 less Unamortized Discount and Issuance Costs of $91,284 and $107,735, respectively)	253,716	237,265
CNX Revolving Credit Facility	192,000	160,800
CNX Midstream Partners LP Revolving Credit Facility*	185,000	291,000
CNX Midstream Partners LP Senior Notes due March 2026 at 6.50% (Principal of $400,000 less Unamortized Discount of $3,875 at December 31, 2020)	—	396,125
Cardinal States Gathering Company Credit Facility maturing in March 2028 (Principal of $114,985 less Unamortized Discount of $1,126 at December 31, 2020)	—	113,859
CSG Holdings II LLC Credit Facility maturing in March 2027 (Principal of $45,559 less Unamortized Discount of $441 at December 31, 2020)	—	45,118
Less: Unamortized Debt Issuance Costs	17,396	26,852
	2,214,121	2,424,001
Less: Current Portion	—	22,574
Long-Term Debt	$2,214,121	$2,401,427
*CNX is not a guarantor of CNXM's 4.75% Senior Notes due April 2030 or CNXM's Credit Facility.

CNXM's Credit Facility and the CNXM Senior Notes due March 2026 were not impacted by the Merger (See Note 4 - Acquisitions and Dispositions).

At December 31, 2021, annual undiscounted maturities of CNX and CNXM long-term debt during the next five years and thereafter are as follows:

Year ended December 31,	Amount
2022	$—
2023	—
2024	—
2025	—
2026	722,000
Thereafter	1,600,000
Total Long-Term Debt Maturities	$2,322,000

During the year ended December 31, 2021, CNXM completed a private offering of $400,000 aggregate principal amount of 4.75% CNXM Senior Notes due April 2030 (the “CNXM Senior Notes due April 2030”) less an unamortized bond discount of $5,000. The CNXM Senior Notes due April 2030, along with the related guarantees, were issued pursuant to an indenture dated September 22, 2021. The CNXM Senior Notes due April 2030 accrue interest from September 22, 2021 at a rate of 4.75% per year. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2022. The CNXM Senior Notes due April 2030 mature on April 15, 2030. The CNXM Senior Notes due April 2030 rank equally in right of payment to all of CNXM's existing and future indebtedness and senior to any subordinated indebtedness that CNXM may incur. CNX is not a guarantor of the CNXM Senior Notes due April 2030.

During the year ended December 31, 2021, CNXM purchased and retired $400,000 aggregate principal amount of its outstanding 6.50% Senior Notes due March 2026. As part of this transaction, a loss of $25,727 was included in Loss (Gain) on Debt Extinguishment in the Consolidated Statements of Income.

During the year ended December 31, 2021, CNX’s wholly owned subsidiary Cardinal States Gathering Company LLC (“Cardinal States”) repaid in full the outstanding principal of $107,705 of its non-revolving credit facility and terminated the facility. As part of this transaction, a loss of $5,763 was included in Loss (Gain) on Debt Extinguishment in the Consolidated

Statements of Income.

Additionally, during the year ended December 31, 2021, CNX’s wholly owned subsidiary CSG Holdings II LLC (“CSG Holdings”) repaid in full the outstanding principal of $39,726 on its non-revolving credit facility and terminated the facility. As part of this transaction, a loss of $2,247 was included in Loss (Gain) on Debt Extinguishment in the Consolidated Statements of Income.

During the year ended December 31, 2020, CNX purchased and retired the remaining $894,307 of its outstanding 5.875% Senior Notes due April 2022. As part of this transaction, a gain of $10,101 was included in Loss (Gain) on Debt Extinguishment in the Consolidated Statements of Income.

During the year ended December 31, 2020, CNX completed a private offering of $500,000 aggregate principal amount of 6.00% Senior Notes due January 2029 (the “Senior Notes due January 2029”). The Senior Notes due January 2029, along with the related guarantees, were issued pursuant to an indenture, dated November 30, 2020, among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., as trustee. The Senior Notes due January 2029 accrue interest from November 30, 2020 at a rate of 6.00% per year. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning July 15, 2021. The Senior Notes due January 2029 mature on January 15, 2029, subject to adjustment upon the occurrence of specified events. The Senior Notes due January 2029 rank equally in right of payment with all of the Company’s existing and future senior indebtedness and senior to any subordinated indebtedness that the Company may incur. The Senior Notes due January 2029 are guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).

During the year ended December 31, 2020, CNX completed a private offering of $200,000 of 7.25% Senior Notes due March 2027 (the “Senior Notes due March 2027”) plus $7,000 of unamortized bond premium at a price of 103.5% of par with an effective yield of 6.34%. The Senior Notes due March 2027, along with the related guarantees, were issued pursuant to an indenture, dated March 14, 2019. The Senior Notes due March 2027 accrue interest from September 14, 2020 at a rate of 7.25% per year. Interest is payable semi-annually in arrears on March 14 and September 14 of each year, beginning March 14, 2021. The Senior Notes due March 2027 mature on March 14, 2027. The Senior Notes due March 2027 rank equally in right of payment with all of the Company’s existing and future senior indebtedness and senior to any subordinated indebtedness that the Company may incur. The Senior Notes due March 2027 are guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).

In April 2020, CNX issued $345,000 in aggregate principal amount of 2.25% convertible senior notes due May 2026 (the “Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, including $45,000 aggregate principal amount of Convertible Notes issued pursuant to the exercise in full of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes are senior, unsecured obligations of the Company. The Convertible Notes bear interest at a fixed rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2020. Proceeds from the issuance of the Convertible Notes totaled $334,650, net of initial purchaser discounts and issuance costs. The Convertible Notes are guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).

The initial conversion rate is 77.8816 shares of CNX's common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $12.84 per share, subject to adjustment upon the occurrence of specified events. Based on the closing stock price of CNX common stock of $13.75 on December 31, 2021, the if-converted value of the Convertible Notes exceeded the principal amount by $98,341.

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

If certain corporate events that constitute a “Fundamental Change” (as defined in the indenture governing the Convertible Notes) occur, then noteholders may require the Company to repurchase their Convertible Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock. During the year ended December 31, 2021, the conditions allowing holders of the Convertible Notes to exercise their conversion right were not met and as of December 31, 2021, the Convertible Notes were not convertible. The Convertible Notes are therefore classified as long-term debt at December 31, 2021.

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

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

	December 31,
	2021	2020
Liability Component:
Principal	$345,000	$345,000
Unamortized Discount	(85,950)	(101,367)
Unamortized Issuance Costs	(5,334)	(6,368)
Net Carrying Amount	$253,716	$237,265

Equity Component, net of Purchase Discounts and Issuance Costs	$78,284	$78,317

Interest expense related to the Convertible Notes is as follows:

	For the Years Ended December 31,
	2021	2020
Contractual Interest Expense	$7,762	$5,175
Amortization of Debt Discount	15,417	9,516
Amortization of Issuance Costs	1,034	655
Total Interest Expense	$24,213	$15,346

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls each have an initial strike price of $12.84 per share, subject to certain adjustments, which correspond to the initial conversion price of the Convertible Notes. The Capped Calls have an initial cap price of $18.19 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that initially underlie the Convertible Notes, and are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The conditions that cause adjustments to the initial strike price of the Capped Calls mirror the conditions that result in corresponding adjustments for the Convertible Notes. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $35,673 incurred in connection with the Capped Calls was recorded as a reduction to Capital in Excess of Par Value.

During the year ended December 31, 2020, CNX's wholly-owned subsidiary Cardinal States entered into a $125,000 non-revolving credit facility agreement (the “Cardinal States Facility”). The Cardinal States Facility was set to mature in 2028, and was secured by substantially all of the Cardinal States assets, required a minimum level of hedging of the variable interest rate exposure and was non-recourse to CNX. The Cardinal States Facility was repaid in full and terminated during the year ended December 31, 2021 per above.

Additionally, during the year ended December 31, 2020, CNX's wholly-owned subsidiary CSG Holdings entered into a $50,000 non-revolving credit facility agreement (the “CSG Holdings Facility”). The CSG Holdings Facility was set to mature in 2027. The facility was secured by substantially all of the CSG Holding assets, required a minimum level of hedging of the variable interest rate exposure and was non-recourse to CNX. The CSG Holdings Facility was repaid in full and terminated during the year ended December 31, 2021 per above.

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

NOTE 13—LEASES:
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
Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. As most of CNX's leases do not provide an implicit rate, an incremental borrowing rate is used to determine the present value of lease payments. In accordance with ASC 842, it is the Company’s policy to exclude leases with a term of 12 months or less and to not separate lease components from non-lease components for any asset class.
On December 20, 2021, CNX entered into a new lease for additional corporate headquarters space that is expected to result in an ROU asset and lease obligation of approximately $10,052 when the lease commences in May 2022.

The components of lease cost were as follows:

	For the Years Ended December 31,
	2021	2020	2019
Operating Lease Cost	$60,364	$74,703	$73,809
Finance Lease Cost:
Amortization of Right-of-Use Assets	1,577	4,959	5,242
Interest on Lease Liabilities	123	739	1,241
Short-term Lease Cost	8,589	3,252	5,547
Variable Lease Cost*	7,100	9,634	17,337
Total Lease Cost	$77,753	$93,287	$103,176
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
Amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2021	2020
Operating Leases:
Operating Lease Right-of-Use Asset	$56,022	$108,683

Current Portion of Operating Lease Obligations	$22,940	$52,575
Operating Lease Obligations	33,672	53,235
Total Operating Lease Liabilities	$56,612	$105,810

Finance Leases:
Property, Plant and Equipment	$5,613	$72,653
Less—Accumulated Depreciation, Depletion and Amortization	3,840	67,508
Property, Plant and Equipment—Net	$1,773	$5,145

Current Portion of Finance Lease Obligations	$555	$6,876
Finance Lease Obligations	1,218	1,057
Total Finance Lease Liabilities	$1,773	$7,933

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2021	2020	2019
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows for Operating Leases	$56,966	$62,610	$66,827
Operating Cash Flows for Finance Leases	$123	$739	$1,241
Financing Cash Flows for Finance Leases	$2,785	$7,155	$7,149
Right-of-Use Assets Obtained in Exchange for Lease Obligations:
Operating Leases	$4,010	$4,027	$15,347
Finance Leases	$772	$257	$1,846

Maturities of lease liabilities are as follows:

	Operating	Finance
	Leases	Leases
Year Ended December 31,
2022	$25,008	$585
2023	5,453	611
2024	5,433	324
2025	4,824	209
2026	4,722	148
Thereafter	21,275	2
Total Lease Payments	66,715	1,879
Less: Interest	10,103	106
Present Value of Lease Liabilities	$56,612	$1,773

Lease terms and discount rates are as follows:

	For the Years Ended December 31,
	2021	2020	2019
Weighted Average Remaining Lease Term (years):
Operating Leases	6.20	4.68	4.39
Finance Leases	3.56	1.37	2.16

Weighted Average Discount Rate:
Operating Leases	4.84%	4.40%	4.96%
Finance Leases	1.72%	6.33%	6.92%

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

The reconciliation of changes in the benefit obligation, plan assets and funded status of the pension benefits is as follows:

	December 31,
	2021	2020
Change in Benefit Obligation:
Benefit Obligation at Beginning of Period	$44,076	$40,196
Service Cost	—	247
Interest Cost	855	1,179
Actuarial (Gain) Loss	(161)	4,098
Benefits and Other Payments	(1,780)	(1,644)
Benefit Obligation at End of Period	$42,990	$44,076

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Period	$—	$—
Company Contributions	1,780	1,644
Benefits and Other Payments	(1,780)	(1,644)
Fair Value of Plan Assets at End of Period	$—	$—

Funded Status:
Current Liabilities	$(1,842)	$(1,787)
Noncurrent Liabilities	(41,148)	(42,289)
Net Obligation Recognized	$(42,990)	$(44,076)

Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Net Actuarial Loss	$18,401	$19,075
Prior Service Cost	1,284	1,506
Total	19,685	20,581
Less: Tax Benefit	5,162	5,397
Net Amount Recognized	$14,523	$15,184

The components of the net periodic benefit cost are as follows:

	For the Years Ended December 31,
	2021	2020	2019
Components of Net Periodic Benefit Cost:
Service Cost	$—	$247	$209
Interest Cost	855	1,179	1,338
Amortization of Prior Service Cost (Credit)	222	221	(17)
Recognized Net Actuarial Loss	513	383	242
Net Periodic Benefit Cost	$1,590	$2,030	$1,772

CNX utilizes a corridor approach to amortize actuarial gains and losses that have been accumulated under the pension plan. Cumulative gains and losses that are in excess of 10% of the greater of either the projected benefit obligation (PBO) or the market-related value of plan assets are amortized over the expected remaining future lifetime of all plan participants for the pension plan.

The following table provides information related to the pension plan with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2021	2020
Projected Benefit Obligation	$42,990	$44,076
Accumulated Benefit Obligation	$42,990	$43,886
Fair Value of Plan Assets	$—	$—

Assumptions:

The weighted-average assumptions used to determine benefit obligations are as follows:

	As of December 31,
	2021	2020
Discount Rate	2.84%	2.47%
Rate of Compensation Increase	—%	—%
Interest Credited Rate	2.64%	2.26%

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

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	For the Years ended December 31,
	2021	2020	2019
Discount Rate	2.47%	3.36%	4.37%
Rate of Compensation Increase	—%	—%	3.63%
Interest Credited Rate	2.71%	2.47%	3.39%

Cash Flows:
The following benefit payments, which reflect expected future service, are expected to be paid:

Pension
Year ended December 31,	Benefits
2022	$1,842
2023	$1,916
2024	$1,986
2025	$2,066
2026	$2,120
Year 2027-2031	$11,802
NOTE 15—STOCK-BASED COMPENSATION:
CNX's Equity Incentive Plan provides for grants of stock-based awards to key employees and to non-employee directors. Amendments to the Equity Incentive Plan have been adopted and approved by the Board of Directors and the Company's shareholders since the commencement of the Equity Incentive Plan. Most recently, in May 2020 the Company's Shareholders adopted and approved a 10,775,000 increase to the total number of shares available for issuance. At December 31, 2021, 12,140,450 shares of common stock remained available for grant under the plan. The Equity Incentive Plan provides that the aggregate number of shares available for issuance will be reduced by one share for each share relating to stock options and by 1.62 for each share relating to Performance Share Units (PSUs) or Restricted Stock Units (RSUs). No award of stock options may be exercised under the Equity Incentive Plan after the tenth anniversary of the grant date of the award.

For those shares expected to vest, CNX recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term. Options and RSUs vest over a three-year term. PSUs granted in 2017-2019 vest over a five-year term and PSUs granted in 2020-2021 vest over a three-year term subject to performance conditions. If an employee leaves the Company, all unvested shares are forfeited. CNX recognizes forfeitures as they occur. The vesting of all awards will accelerate in the event of death and disability and may accelerate upon a change in control of CNX.

Pursuant to the terms of the change in control severance agreements of certain employees and CNX officers, outstanding equity awards held by such employees vest upon a stockholder (or stockholder group) becoming the beneficial owner of more than 25% of the Company's outstanding common stock. During the year ended December 31, 2019, Southeastern Asset Management, Inc. and its affiliates (“SEAM”) acquired shares of CNX's common stock in the open market which resulted in SEAM's aggregate share ownership exceeding more than 25% of CNX's common stock outstanding. This transaction, as such, constituted a change in control event under the severance agreements, resulting in the accelerated vesting of 473,126 restricted stock units and 903,100 performance share units held by the aforementioned employees that were issued prior to 2019. Those affected employees and officers each consented to waive the change in control vesting provision included in the change in control severance agreements with respect to their restricted stock unit and performance share unit awards that were issued during 2019. The accelerated vesting resulted in $19,654 of additional long-term equity-based compensation expense for the year ended December 31, 2019, and is included in Selling, General and Administrative Costs in the Consolidated Statements of Income. The performance share unit awards that vested continue to be subject to the attainment of performance goals as determined by the Compensation Committee of CNX's Board of Directors after the end of the applicable performance period.

The total stock-based compensation expense recognized relating to CNX shares during the years ended December 31, 2021, 2020 and 2019 was $16,560, $12,897 and $36,545, respectively. The related deferred tax benefit totaled $4,409, $2,134, $3,955, respectively.

As of December 31, 2021, CNX has $13,584 of unrecognized compensation cost related to all non-vested stock-based compensation awards, which is expected to be recognized over a weighted-average period of 1.43 years. When stock options are exercised, and restricted and performance stock unit awards become vested, the issuances are made from CNX's common stock shares.

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

There were no options granted during the year ended December 31, 2021. The total fair value of options granted during the years ended December 31, 2020 and 2019 was $1,066 and $50, respectively, based on the following assumptions and weighted average fair values:

	December 31,
	2020	2019
Weighted Average Fair Value of Grants	$3.56	$3.48
Risk-free Interest Rate	1.61%	2.13%
Expected Dividend Yield	—%	—%
Expected Forfeiture Rate	—%	—%
Expected Volatility	55.33%	43.60%
Expected Term in Years	5.11	6.50
A summary of the status of stock options granted is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term (in	Value (in
	Shares	Price	years)	thousands)
Outstanding at December 31, 2020	4,200,509	$15.32
Granted	—	$—
Exercised	(704,105)	$7.28
Forfeited	(3,410)	$10.53
Expired	(502,900)	$42.07
Outstanding at December 31, 2021	2,990,094	$12.72	3.79	$12,975
Exercisable at December 31, 2021	2,814,288	$12.86	3.53	$12,402
At December 31, 2021, there were 2,538,950 employee stock options outstanding under the Equity Incentive Plan. Non-employee director stock options vest one year after the grant date. There are 451,144 stock options outstanding under these grants.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between CNX's closing stock price on the last trading day of the year ended December 31, 2021 and the option's exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. This amount varies based on the fair market value of CNX's stock. The total intrinsic value of options exercised for the years ended December 31, 2021, 2020 and 2019 was $5,027, $1,263, and $175, respectively.

Cash received from option exercises for the years ended December 31, 2021, 2020 and 2019 was $5,087, $2,052 and $546, respectively. The tax impact from option exercises totaled $960, $328 and $46 for the years ended December 31, 2021, 2020 and 2019, respectively.

Restricted Stock Units:

Under the Equity Incentive Plan, CNX grants certain employees and non-employee directors RSU awards, which entitle the holder to receive shares of common stock as the award vests. Non-employee director RSUs vest at the end of one year. Compensation expense is recognized over the vesting period of the units, described above. The total fair value of RSUs granted during the years ended December 31, 2021, 2020 and 2019 was $12,603, $10,619 and $10,844, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2021, 2020 and 2019 was $9,249, $4,798 and $10,391, respectively.

The following table represents the nonvested restricted stock units and their corresponding fair value (based upon the closing share price) at the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2020	1,871,127	$10.10
Granted	1,110,713	$11.35
Vested	(866,260)	$10.68
Forfeited	(77,603)	$9.68
Nonvested at December 31, 2021	2,037,977	$10.55
Performance Share Units:
Under the Equity Incentive Plan, CNX grants certain employees performance share unit awards, which entitle the holder to shares of common stock subject to the achievement of certain market and performance goals. Compensation expense is recognized over the performance measurement period of the units in accordance with the provisions of the Stock Compensation Topic of the FASB Accounting Standards Codification for awards with market and performance vesting conditions. The total fair value of performance share units granted during the years ended December 31, 2021, 2020 and 2019 was $7,634, $3,826 and $6,741, respectively. The total fair value of performance share units vested during the years ended December 31, 2021, 2020 and 2019 was $6,206, $1,926 and $4,668, respectively.
The following table represents the nonvested performance share units and their corresponding fair value (based upon the Monte Carlo Methodology for market based awards and the stock price on the date of grant for performance based awards) on the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2020	1,767,438	$13.85
Granted	862,949	$8.85
Issued	111,231	$20.79
Vested	(291,653)	$21.28
Forfeited	(129,942)	$15.68
Nonvested at December 31, 2021	2,320,023	$11.20

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION:
The following are non-cash transactions that impact the investing and financing activities of CNX.
As of December 31, 2021, 2020 and 2019, CNX purchased goods and services related to capital projects in the amount of $35,592, $30,982 and $43,982, respectively, which are included in accounts payable.

The following table shows cash paid (received):

	For the Years Ended December 31,
	2021	2020	2019
Interest (Net of Amounts Capitalized)	$123,466	$141,992	$143,111
Income Taxes	$—	$(118,125)	$(138,409)

NOTE 17—CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:
CNX markets natural gas primarily to gas wholesalers in the United States. Concentration of credit risk is summarized below:

	December 31,
	2021	2020
Gas Wholesalers	$288,918	$133,253
NGL, Condensate & Processing Facilities	32,006	7,008
Other	9,282	5,752
Allowance for Credit Losses	(84)	(84)
Total Accounts Receivable Trade	$330,122	$145,929
As of December 31, 2021, receivables of $38,814 and $36,595 due from Direct Energy Business Marketing LLC and Citadel Energy Marketing LLC, respectively, were included in the Gas Wholesalers balance above. As of December 31, 2020, a receivable of $19,995 due from Direct Energy Business Marketing LLC was included. No other customers made up more than 10% of the total balances.
During the year ended December 31, 2021, sales to Citadel Energy Marketing LLC were $334,407 and sales to Direct Energy Business Marketing LLC were $235,760, each of which comprised over 10% of the Company's revenue from contracts with external customers for the period.
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

The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at December 31, 2021			Fair Value Measurements at December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Gas Derivatives	$—	$(976,170)	$—	$—	$117,545	$—
Interest Rate Swaps	$—	$(5,786)	$—	$—	$(14,270)	$—
The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents (Excluding Restricted Cash)	$3,565	$3,565	$15,617	$15,617
Restricted Cash*	$—	$—	5,982	5,982
Long-Term Debt (Excluding Debt Issuance Costs)	$2,231,517	$2,483,019	$2,450,853	$2,638,251
*The December 31, 2020 restricted cash balance includes $735 and $5,247 located in current assets and other non-current assets, respectively, in the Consolidated Balance Sheets.
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

In March 2020, CNX entered into interest rate swaps related to $175,000 of borrowings under the Cardinal States Facility and CSG Holdings Facility (See Note 12 - Long-Term Debt). In order to manage exposure to interest rate volatility, each respective entity entered into an interest rate swap for the full outstanding principal amounts inclusive of a put option at 25 basis points. The underlying notional for each swap and put option reduced over time based upon the expected amortization profile for each respective credit facility. In addition, CSG Holdings entered into a call option commencing March 31, 2023. In August 2021, these swaps were terminated in conjunction with the repayment and termination of both the Cardinal States Facility and the CSG Holdings Facility (See Note 12 - Long-Term Debt).

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

The total notional amounts of CNX's derivative instruments were as follows:

	December 31,		Forecasted to
	2021	2020	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,686.1	1,256.9	2027
Natural Gas Basis Swaps (Bcf)	1,233.3	1,294.1	2027
Interest Rate Swaps	$410,000	$569,972	2024

The gross fair value of CNX's derivative instruments was as follows:

	December 31,
	2021	2020
Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$92	$53,668
Basis Only Swaps	94,682	30,848
Interest Rate Swaps	228	141
Total Current Assets	$95,002	$84,657

Other Non-Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$12,419	$134,661
Basis Only Swaps	119,077	52,903
Interest Rate Swaps	498	673
Total Other Non-Current Assets	$131,994	$188,237

Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$505,460	$23,506
Basis Only Swaps	13,206	14,491
Interest Rate Swaps	2,932	4,332
Total Current Liabilities	$521,598	$42,329

Non-Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$642,442	$59,388
Basis Only Swaps	41,332	57,150
Interest Rate Swaps	3,580	10,752
Total Non-Current Liabilities	$687,354	$127,290

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Years Ended December 31,
	2021	2020	2019
Cash (Paid) Received in Settlement of Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	$(596,619)	$390,547	$82,899
Basis Swaps	57,603	70,670	(13,119)
Total Cash (Paid) Received in Settlement of Commodity Derivative Instruments	(539,016)	461,217	69,780

Unrealized (Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	(1,240,827)	(407,308)	406,472
Basis Swaps	147,110	119,073	(100,147)
Total Unrealized (Loss) Gain on Commodity Derivative Instruments	(1,093,717)	(288,235)	306,325

(Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	(1,837,446)	(16,761)	489,371
Basis Swaps	204,713	189,743	(113,266)
Total (Loss) Gain on Commodity Derivative Instruments	$(1,632,733)	$172,982	$376,105

The effect of interest rate swaps on Interest Expense in the Company's Consolidated Statements of Income was as follows:

	For the Years Ended December 31,
	2021	2020	2019
Cash (Paid) Received in Settlement of Interest Rate Swaps	$(5,574)	$(3,141)	$223
Unrealized Gain (Loss) on Interest Rate Swaps	8,485	(13,051)	(1,219)
Gain (Loss) on Interest Rate Swaps	$2,911	$(16,192)	$(996)

Cash Received in Settlement of Commodity Derivative Instruments for the year ended December 31, 2020 includes $54,982 related to the monetization of certain NYMEX commodity swaps. The monetization resulted from reducing the contract swap prices of certain 2022, 2023 and 2024 NYMEX natural gas swap contracts. The notional quantities of the contracts were not changed by this monetization. Net proceeds received from the monetization are classified as operating cash flows in the Consolidated Statements of Cash Flows.

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
The 1992 Coal Industry Retiree Health Benefit Act (the “Coal Act”), in Section 9711, requires coal companies that were providing health benefits to United Mine Workers of America (UMWA) retirees as of February 1993 to continue providing health benefits to such individuals, in substantially the same coverages, for as long as the last signatory operator remains in business. Section 9711 also requires any “related person” to be joint and severally liable for the provision of these health benefits. On May 1, 2020, the court in the Murray Energy Corporation (“Murray”) bankruptcy proceedings approved a settlement agreement between Murray and the UMWA that transferred to the UMWA 1992 Benefit Plan the Coal Act liabilities for retirees in Murray’s Section 9711 plan. The retirees transferred by Murray to the 1992 Benefit Plan include approximately 2,159 retirees allegedly traced to the December 2013 sale by CONSOL Energy Inc. to Murray Energy of the following possible last signatory operators: Consolidation Coal Company, McElroy Coal Company, Southern Ohio Coal Company, Central Ohio Coal Company, Keystone Coal Mining Corp., and Eight-Four Coal Mining Company (the “Sold Subsidiaries”). On May 2, 2020, the Trustees of the UMWA 1992 Benefit Plan sued CNX and CONSOL Energy Inc. (“CONSOL”) in federal court contending that the Sold Subsidiaries were last signatory operators and that CNX and CONSOL are related persons to the Sold Subsidiaries and, as such, CNX and CONSOL are jointly and severally liable for the Coal Act health benefits allegedly owed to the eligible retirees traced to the Sold Subsidiaries. The 1992 Plan seeks, among other relief, a declaration that CNX and CONSOL are obligated to enroll the eligible retirees attributed to the Sold Subsidiaries in a Section 9711 Plan; that CNX and CONSOL are liable to post the security required by Section 9712; and, that CNX and CONSOL are liable to pay per beneficiary premiums until the eligible retirees are enrolled in a Section 9711 plan, and other fees, costs and disbursements under the Coal Act. We disagree with the suit filed by the UMWA 1992 Plan, have filed a Motion to Dismiss and intend to defend this action. Further, under the Separation and Distribution Agreement that was entered into at the time we spun-out our coal business in 2017, CONSOL agreed to indemnify CNX for all coal-related liabilities, including this lawsuit. With respect to this matter, although a loss is possible, it is not probable, and accordingly no accrual has been recognized.

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

At December 31, 2021, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third-parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$181,194	$181,194	$—	$—	$—
Other	2,967	2,967	—	—	—
Total Letters of Credit	184,161	184,161	—	—	—
Surety Bonds:
Employee-Related	2,600	2,600	—	—	—
Environmental	11,984	10,524	1,460	—	—
Financial Guarantees	81,670	81,670	—	—	—
Other	8,834	7,206	1,628	—	—
Total Surety Bonds	105,088	102,000	3,088	—	—
Total Commitments	$289,249	$286,161	$3,088	$—	$—

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

As of December 31, 2021, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$258,573
1 - 3 years	438,563
3 - 5 years	387,027
More than 5 years	896,943
Total Purchase Obligations	$1,981,106

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

Industry segment results for the year ended December 31, 2021 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$1,988,993	$193,578	$1,358	$2,183,929	(A)
Purchased Gas Revenue	—	—	99,713	99,713
Loss on Commodity Derivative Instruments	(492,526)	(46,304)	(1,093,903)	(1,632,733)
Other Revenue and Operating Income	81,267	—	24,616	105,883	(B)
Total Revenue and Other Operating Income (Loss)	$1,577,734	$147,274	$(968,216)	$756,792
Total Operating Expense	$804,004	$117,900	$312,970	$1,234,874
Earnings (Loss) Before Income Tax	$773,730	$29,374	$(1,439,617)	$(636,513)
Segment Assets	$6,071,495	$1,047,851	$981,405	$8,100,751	(C)
Depreciation, Depletion and Amortization	$440,024	$58,602	$16,492	$515,118
Capital Expenditures	$453,603	$10,880	$1,378	$465,861

(A)     Included in Total Natural Gas, NGLs and Oil Revenue are sales of $334,407 to Citadel Energy Marketing LLC and $235,760 to Direct Energy Business Marketing LLC, each of which comprises over 10% of revenue from contracts with external customers for the period.
(B)    Includes midstream revenue of $81,267 and equity in earnings of unconsolidated affiliates of $5,780 for Shale and Other, respectively.
(C)    Includes investments in unconsolidated equity affiliates of $17,301 .

Industry segment results for the year ended December 31, 2020 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$781,038	$114,366	$1,341	$896,745	(D)
Purchased Gas Revenue	—	—	105,792	105,792
Gain (Loss) on Commodity Derivative Instruments	337,269	39,884	(204,171)	172,982	(E)
Other Revenue and Operating Income	64,710	—	17,749	82,459	(F)
Total Revenue and Other Operating Income (Loss)	$1,183,017	$154,250	$(79,289)	$1,257,978
Total Operating Expense	$709,036	$127,845	$860,863	$1,697,744
Earnings (Loss) Before Income Tax	$473,981	$26,405	$(1,103,217)	$(602,831)
Segment Assets	$6,068,933	$1,095,816	$877,015	$8,041,764	(G)
Depreciation, Depletion and Amortization	$416,441	$69,745	$15,635	$501,821
Capital Expenditures	$474,545	$9,789	$2,957	$487,291
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
(F)    Includes midstream revenue of $64,710 and equity in losses of unconsolidated affiliates of $688 for Shale and Other, respectively.
(G)    Includes investments in unconsolidated equity affiliates of $16,022.

Industry segment results for the year ended December 31, 2019 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$1,199,276	$163,893	$1,156	$1,364,325	(H)
Purchased Gas Revenue	—	—	94,027	94,027
Gain on Commodity Derivative Instruments	62,418	7,335	306,352	376,105
Other Revenue and Operating Income	74,314	—	13,678	87,992	(I)
Total Revenue and Other Operating Income	$1,336,008	$171,228	$415,213	$1,922,449
Total Operating Expense	$787,488	$135,778	$813,207	$1,736,473
Earnings (Loss) Before Income Tax	$548,520	$35,450	$(524,286)	$59,684
Segment Assets	$6,527,245	$1,222,005	$1,311,556	$9,060,806	(J)
Depreciation, Depletion and Amortization	$427,219	$73,189	$8,055	$508,463
Capital Expenditures	$1,175,091	$11,333	$6,175	$1,192,599
(H)    Included in Total Natural Gas, NGLs and Oil Revenue are sales of $214,980 to Direct Energy Business Marketing LLC and $147,540 to NJR Energy Services Company, each of which comprises over 10% of revenue from contracts with external customers for the period.
(I)    Includes midstream revenue of $74,314 and equity in earnings of unconsolidated affiliates of $2,103 for Shale and Other, respectively.
(J)    Includes investments in unconsolidated equity affiliates of $16,710.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income:

	For the Years Ended December 31,
	2021	2020	2019
Total Segment Revenue from Contracts with External Customers	$2,364,909	$1,067,247	$1,532,666
(Loss) Gain on Commodity Derivative Instruments	(1,632,733)	172,982	376,105
Other Operating Income	24,616	17,749	13,678
Total Consolidated Revenue and Other Operating Income	$756,792	$1,257,978	$1,922,449

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

Capitalized Costs:

	As of December 31,
	2021	2020
Intangible Drilling Costs	$5,247,800	$4,965,252
Gas Gathering Assets	2,483,561	2,510,916
Proved Gas Properties	1,312,706	1,253,094
Unproved Gas Properties	730,400	725,705
Gas Wells and Related Equipment	1,202,731	1,120,061
Other Gas Assets	96,279	95,734
Total Property, Plant and Equipment	11,073,477	10,670,762
Accumulated Depreciation, Depletion and Amortization	(4,279,070)	(3,852,593)
Net Capitalized Costs	$6,794,407	$6,818,169

Costs incurred for property acquisition, exploration and development (*):

	For the Years Ended December 31,
	2021	2020	2019
Property Acquisitions:
Proved Properties	$32,355	$16,622	$36,710
Unproved Properties	20,568	8,060	24,760
Development**	393,641	432,438	1,063,945
Exploration	30,927	33,644	79,855
Total	$477,491	$490,764	$1,205,270
__________
(*)    Includes costs incurred whether capitalized or expensed.
(**)    Includes development costs for midstream of $35 million, $67 million and $325 million for 2021, 2020 and 2019, respectively.

Results of Operations for Producing Activities:

	For the Years Ended December 31,
	2021	2020	2019
Natural Gas, NGLs and Oil Revenue	$2,183,929	$896,745	$1,364,325
Realized (Loss) Gain on Commodity Derivative Instruments	(539,016)	461,217	69,780
Unrealized (Loss) Gain on Commodity Derivative Instruments	(1,093,717)	(288,235)	306,325
Purchased Gas Revenue	99,713	105,792	94,027
Total Revenue	650,909	1,175,519	1,834,457
Lease Operating Expense	46,256	40,407	65,443
Production, Ad Valorem and Other Fees	34,051	24,196	27,461
Transportation, Gathering and Compression	343,635	285,683	330,539
Purchased Gas Costs	93,776	100,902	90,553
Impairment of Exploration and Production Properties	—	61,849	327,400
Impairment of Undeveloped Properties	—	—	119,429
Exploration Costs	20,626	14,994	44,380
Depreciation, Depletion and Amortization	515,118	501,821	508,463
Total Costs	1,053,462	1,029,852	1,513,668
Pre-tax Operating (Loss) Income	(402,553)	145,667	320,789
Income Tax (Benefit) Expense	(87,354)	42,098	149,167
Results of Operations for Producing Activities excluding Corporate and Interest Costs	$(315,199)	$103,569	$171,622
The following is production, average sales price and average production costs, excluding ad valorem and severance taxes, per unit of production:

	For the Years Ended December 31,
	2021	2020	2019
Production (MMcfe)	590,248	511,072	539,149
Total Average Sales Price Before Effects of Commodity Derivative Financial Settlements (per Mcfe)	$3.70	$1.75	$2.53
Average Effects of Commodity Derivative Financial Settlements (per Mcfe)	$(0.98)	$0.78	$0.14
Total Average Sales Price Including Effects of Commodity Derivative Financial Settlements (per Mcfe)	$2.79	$2.49	$2.66
Average Lifting Costs, Excluding Ad Valorem and Severance Taxes (per Mcfe)	$0.08	$0.08	$0.12
During the years ended December 31, 2021, 2020 and 2019, the Company drilled 33.0, 29.0, and 75.7 net development wells, respectively. There were no net dry development wells in 2021 and 2020, and 1.0 net dry development well in 2019.
There were no net exploratory wells drilled during the year ended December 31, 2021. There were 2.0 and 5.0 net exploratory wells drilled during the years ended December 31, 2020 and 2019, respectively. There were no net dry exploratory wells in 2021, 2020 or 2019.
As of December 31, 2021, there were 13.0 net development wells drilled but uncompleted. Additionally, there were no net exploratory wells that have been completed and are awaiting final tie-in to production.
CNX is committed to provide 394.6 Bcf of gas under existing sales contracts or agreements over the course of the next four years. The Company expects to produce sufficient quantities from existing proved developed reserves to satisfy these commitments.
Most of the Company’s development wells and proved acreage are located in Virginia, West Virginia, Ohio and Pennsylvania. Some leases are beyond their primary term, but these leases are extended in accordance with their terms as long as certain drilling commitments or other term commitments are satisfied.

The following table sets forth, at December 31, 2021, the number of producing wells, developed acreage and undeveloped acreage:

	Gross(1)	Net(2)
Producing Gas Wells (including Gob Wells) - Working Interest	4,716	4,432
Producing Gas Wells - Royalty Interest	2,031	—
Producing Oil Wells - Royalty Interest	150	—
Acreage Position:
Proved Developed Acreage	376,850	376,850
Proved Undeveloped Acreage	41,605	41,605
Unproved Acreage	4,756,680	3,442,159
Total Acreage	5,175,135	3,860,614
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

Proved Oil and Gas Reserves Quantities:

Annually, the preparation of natural gas reserves estimates is completed in accordance with CNX prescribed internal control procedures, which include verification of input data into a gas reserves forecasting and economic evaluation software, as well as multi-functional management review. As part of the annual review, management reviews and approves changes in the future development plan and the impact to proved-undeveloped locations to ensure that annual changes are aligned with the overall strategic business plan of the Company. A detailed review is completed to ensure that all proved undeveloped locations will be fully developed within five-years of the reserves booking. As part of the development plan review, management reviews current well production data, acreage position, downstream infrastructure availability, operational leases and other commitments, financial capacity to complete the development and individual project economics in expected future gas pricing scenarios. The input data verification includes reviews of the price and operating, and development cost assumptions as well as tax rates by jurisdiction used in the economic model to determine the reserves. Also, the production volumes are reconciled between the system used to calculate the reserves and other accounting/measurement systems. The technical employee responsible for overseeing the preparation of the reserve estimates is a registered professional engineer in the state of West Virginia with over 17 years of experience in the oil and gas industry. The Company’s gas reserves results, which are reported in Note 22 - Supplemental Gas Data for the year ended December 31, 2021 Form 10-K, were audited by independent petroleum engineers, Netherland, Sewell & Associates, Inc. The technical person primarily responsible for overseeing the audit of the Company's reserves is a registered professional engineer in the state of Texas with over 14 years of experience in the oil and gas industry.

The gas reserves estimates are as follows:

			Condensate	Consolidated
	Natural Gas	NGLs	& Crude Oil	Operations
	(MMcf)	(Mbbls)	(Mbbls)	(MMcfe)
Balance December 31, 2018 (a)	7,436,338	65,904	8,261	7,881,335
Revisions (b)	(521,617)	5,926	(5,418)	(518,570)
Price Changes	(40,773)	(740)	(5)	(45,246)
Extensions and Discoveries (c)	1,569,813	10,182	2,732	1,647,297
Production	(505,355)	(5,428)	(204)	(539,149)
Balance December 31, 2019 (a)	7,938,406	75,844	5,366	8,425,667
Revisions (d)	407,836	51,857	3,525	740,129
Price Changes	(1,019,523)	(50,456)	(4,946)	(1,351,934)
Extensions and Discoveries (c)	2,188,773	9,299	400	2,246,968
Production	(481,426)	(4,677)	(264)	(511,072)
Balance December 31, 2020 (a)	9,034,066	81,867	4,081	9,549,758
Revisions (e)	(409,215)	13,655	39	(327,050)
Price Changes	82,248	692	22	86,532
Extensions and Discoveries (c)	832,696	12,047	294	906,738
Production	(551,988)	(5,976)	(400)	(590,248)
Balance December 31, 2021 (a)	8,987,807	102,285	4,036	9,625,730

Proved developed reserves:
December 31, 2019	4,473,534	59,800	1,087	4,838,858
December 31, 2020	4,939,283	42,204	1,207	5,199,748
December 31, 2021	5,569,332	53,204	2,843	5,905,611

Proved undeveloped reserves:
December 31, 2019	3,464,873	16,044	4,278	3,586,809
December 31, 2020	4,094,783	39,664	2,874	4,350,010
December 31, 2021	3,418,475	49,081	1,193	3,720,119
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
(b)    The downward revisions in 2019 are due to changes in our five-year development plan due to increased dry gas investment which increased dry gas proved undeveloped reserves and decreased wet gas investment which lowered wet gas proved undeveloped reserves. The investment shift was a result of a significant decrease in forecasted liquids price realizations in the five-year plan. These five-year plan changes resulted in the removal of 872 Bcfe in reserves for wet gas investment. There was additionally a reduction of 304 Bcfe related to removal of proved undeveloped locations removed from our plans due to the SEC five-year development rule. These downward revisions were partially offset by efficiencies in operations investment in dry gas properties which increased reserves by 657 Bcfe.
(c)    Extensions and Discoveries in 2019, 2020, and 2021 are due to the addition of wells on the Company’s Shale acreage more than one offset location away with continued use of reliable technology. The Company uses reliable technologies when assigning reserves to undeveloped locations, including wire line open-hole log data, performance data, geological log cross sections, core data and statistical analysis. The statistical methods use production performance of analog wells and include data from operated and competitor wells. We also use geophysical data that includes data from our wells, published documents, state data-sits and data exchanges to confirm continuity of the formation. Total proved extensions and discoveries are a combination of proved developed and proved undeveloped reserves; and, extensions and discoveries for proven developed reserves are associated with non-operated assets and exploratory wells. In 2021, 2020 and 2019, the Company added 26 Bcfe, 70 Bcfe and 77 Bcfe, respectively, related to exploratory and non-operated wells.
(d)    Upward revisions in 2020 are due to performance revisions of 579 Bcfe related to production performance and an 853 Bcfe increase in reserves due to a decrease in operating costs in 2020. These upward revisions were partially offset by negative revisions of 677 Bcfe due to changes in our development plan related to the removal of four Utica wells and 23 Marcellus wells from our development plan.
(e)    The downward revisions in 2021 are partly due to changes in our five-year development plan that are driven by acreage consolidation initiatives. These initiatives resulted in 267 Bcfe being removed. Additional downward revisions, of 356 Bcfe are due to additional changes in our 5 year development plans from continued focus on optimizing and maximizing value of our assets. The remaining 20 Bcfe was removed due to risk in well development. 60 Bcfe was removed due to the 5 year rule. Offsetting these negative revisions are positive performance revisions of 46 Bcfe associated with Proved Developed Producing assets and 331 Bcfe related to increase performance in Proved Undeveloped assets.

For the Year
Ended
December 31,
2021
Proved Undeveloped Reserves (MMcfe)
Beginning Proved Undeveloped Reserves	4,350,010
Undeveloped Reserves Transferred to Developed (a)	(1,133,110)
Revisions Due to 5 Year Rule (b)	(59,948)
Price Revisions	(4,939)
Revisions Due to Plan Changes (c)	(643,994)
Revisions Due to Changes Related to Well Performance (d)	331,135
Extension and Discoveries (e)	880,965
Ending Proved Undeveloped Reserves(f)	3,720,119
_________
(a)    During 2021, various exploration and development drilling and evaluations were completed. Approximately, $248,232 of capital was spent in the year ended December 31, 2021 related to undeveloped reserves that were transferred to developed.
(b)    Due to the 5 Year Rule, 60 Bcfe of reserves were removed.
(c) The downward revisions for 2021 plan changes is due to the removal of 267 Bcfe of reserves related acreage consolidation initiatives. We also had 356 Bcfe which were removed from our 5 year development plan from our continued focus on optimizing the development timing of our assets. The remaining 20 Bcfe was removed due to risk in well development.
(d)    The upward revisions of 331 Bcfe are due to increased ethane extractions for our undeveloped locations related to increased production performance.
(e)    Extensions and discoveries are due mainly to the addition of 476 Bcfe related to 29 Marcellus wells within our Southwest Pennsylvania, Central Pennsylvania and West Virginia operations and 405 Bcfe of 16 Utica wells within our Central Pennsylvania and Southwest Pennsylvania operations. The Company uses reliable technologies when assigning reserves to undeveloped locations, including wire line open-hole log data, performance data, geological log cross sections, core data and statistical analysis. The statistical methods use production performance of analog wells and include data from operated and competitor wells. We also use geophysical data that includes data from our wells, published documents, state data-sites and data exchanges to confirm continuity of the formation.
(f)    Included in proved undeveloped reserves at December 31, 2021 are approximately 310 MMcfe of reserves that have been reported for more than five years. These reserves are all attributable to acreage within the current operating plan identified by the life-of-mine timing maps for the Buchanan mine. The annual increase in proved undeveloped gob reserves is a result of a change in planned mining activity, which includes an expanded mining footprint, partially offset by the conversion to proved developed gob reserves. These reserves specifically relate to GOB (a rubble zone formed in the cavity created by the extraction of coal) production due to a complex fracture being generated in the overburden strata above the mined seam. Mining operations take a significant amount of time and our GOB forecasts are consistent with the future plans of the Buchanan Mine that was sold in March 2016 to Coronado IV LLC with the rights to this gas being retained by the Company. Evidence also exists that supports the continual operation of the mine beyond the current plan, unless there was an extreme circumstance resulting from an external factor. These reasons constitute the specific circumstances that exist to continue recognizing these reserves for CNX.

The following table indicates the changes to the Company’s suspended exploratory well costs:

	For the Years Ended December 31,
	2021	2020	2019
Balance, Beginning of Period	$9,062	$8,984	$8,178
Additions to Capitalized Exploratory Well Costs Pending the Determination of Proved Reserves	—	28,336	66,409
Reclassifications to Wells, Facilities and Equipment Based on the Determination of Proved Reserves	—	(28,258)	(65,603)
Capitalized Exploratory Well Costs Charged to Expense	(9,062)	—	—
Balance, End of Period	$—	$9,062	$8,984
At December 31, 2020 there was one well pending the determination of proved reserves. During the year-ended December 31, 2021, the Company determined it would be more economical to access the underlying reserves from a different location and the costs associated with this well were recorded to Exploration and Production Related Other Costs in the Consolidated Statements of Income.
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

	December 31,
	2021	2020	2019
Future Cash Flows (a)
Revenues	$31,838,532	$16,577,563	$19,489,588
Production Costs	(8,246,671)	(6,071,763)	(7,903,120)
Development Costs (b)	(1,735,784)	(1,957,519)	(1,121,073)
Income Tax Expense	(5,838,632)	(2,235,205)	(2,720,994)
Future Net Cash Flows	16,017,445	6,313,076	7,744,401
Discounted to Present Value at a 10% Annual Rate	(10,135,869)	(3,677,340)	(4,673,932)
Total Standardized Measure of Discounted Net Cash Flows	$5,881,576	$2,635,736	$3,070,469
_________
(a)    For 2021, the future cash flows were computed using unweighted arithmetic averages of the closing prices on the first day of each month during 2021, adjusted for energy content and a regional price differential. For 2021, this adjusted natural gas price was $3.19 per Mcf, the adjusted oil price was $55.72 per barrel and the adjusted NGL price was $28.44 per barrel. In 2020, as the result of the CNXM take-in transaction (see Note 4 - Acquisitions and Dispositions), there was a change in production costs and development costs. Historically the production costs included contractual CNXM rates but in 2020 this was replaced with actual operating costs of the midstream infrastructure. Additionally, our development costs in 2020 include capital related to connecting undeveloped Shale wells to the midstream gathering systems; in prior years this was captured within the CNXM contractual rate within production costs. These changes resulted in an increase of $932 million to the prior year Standardized Measure of Discounted Net Cash Flows.

For 2020, the future cash flows were computed using unweighted arithmetic averages of the closing prices on the first day of each month during 2020, adjusted for energy content and a regional price differential. For 2020, this adjusted natural gas price was $1.70 per Mcf, the adjusted oil price was $35.61 per barrel and the adjusted NGL price was $13.18 per barrel.

    For 2019, the future cash flows were computed using unweighted arithmetic averages of the closing prices on the first day of each month during 2019, adjusted for energy content and a regional price differential. For 2019, this adjusted natural gas price was $2.24 per Mcf, the adjusted oil price was $44.31 per barrel and the adjusted NGL price was $19.10 per barrel.

(b)    Development costs for 2021 include $405,700 of plugging and abandonment costs and $185,074 of Midstream capital on an undiscounted pre-tax basis. On a PV-10 pre-tax discounted basis, these amounts equate to $7,166 and $154,200, respectively.

Development costs for 2020 include $402,174 of plugging and abandonment costs and $286,724 of Midstream capital on an undiscounted pre-tax basis. On a PV-10 pre-tax discounted basis, these amounts equate to $18,357 and $231,512, respectively. The increase from 2019 was primarily due to the addition of Midstream capital as a result of the Merger that occurred on September 28, 2020 (See Note 4 - Acquisitions and Dispositions).
The following are the principal sources of change in the standardized measure of discounted future net cash flows for consolidated operations during:

	December 31,
	2021	2020	2019
Balance at Beginning of Period	$2,635,736	$3,070,469	$4,655,457
Net Changes in Sales Prices and Production Costs	5,272,386	(695,216)	(2,944,555)
Sales Net of Production Costs	(1,220,971)	(1,007,676)	(824,360)
Net Change Due to Revisions in Quantity Estimates	(334,660)	322,820	(252,796)
Net Change Due to Extensions, Discoveries and Improved Recovery	699,710	268,196	654,027
Development Costs Incurred During the Period	393,641	434,273	739,874
Difference in Previously Estimated Development Costs Compared to Actual Costs Incurred During the Period	(33,175)	(129,642)	(323,922)
Changes in Estimated Future Development Costs	31,406	(499,316)	(24,469)
Net Change in Future Income Taxes	(1,231,883)	138,404	409,797
Accretion	329,782	390,391	583,320
Timing and Other	(660,396)	343,033	398,096
Total Discounted Cash Flow at End of Period	$5,881,576	$2,635,736	$3,070,469
Note: Table excludes unrealized gain/loss on commodity derivative instruments.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
    None.
ITEM 9A.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2021 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of CNX's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on management's assessment and those criteria, management has concluded that CNX maintained effective internal control over financial reporting as of December 31, 2021.
The effectiveness of CNX's internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm in Part II. Item 9A of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CNX Resources Corporation

Opinion on Internal Control over Financial Reporting

We have audited CNX Resources Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CNX Resources Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CNX Resources Corporation and Subsidiaries as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and financial statement schedule listed in the Index at Item 15 (a) (2) of the Company and our report dated February 10, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 10, 2022

ITEM 9B.OTHER INFORMATION

On February 7, 2022, the Board of Directors of the Company approved and adopted an updated form of indemnification agreement to be entered into by the Company with each of its directors and executive officers (the "Indemnification Agreement"). The Indemnification Agreement was adopted in order to incorporate certain updates in order to conform to previous amendments to our bylaws and to reflect current market indemnification practices. This new form of agreement will supersede any previous indemnification agreement entered into by the Company with the respective director or executive officer. As was the case with the Company's existing form of indemnification agreement, the Indemnification Agreement requires the Company to indemnify its directors and officers, to the fullest extent permitted by law, and in accordance with the provisions contained in the bylaws of the Company.

The foregoing summary and description of the provisions of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Indemnification Agreement, a copy of which is filed as Exhibit 10.20 to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9C.OTHER INFORMATION

Not applicable.

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

Information About Our Executive Officers

The following is a list, as of February 1, 2022, of CNX executive officers, their ages and their positions and offices held with CNX.

Name	Age	Position
Nicholas J. DeIuliis	53	President and Chief Executive Officer
Donald W. Rush	39	Chief Financial Officer
Chad A. Griffith	44	Chief Operating Officer
Olayemi Akinkugbe	47	Chief Excellence Officer
Alexander J. Reyes	50	Executive Vice President, General Counsel and Corporate Secretary
Ravi Srivastava	40	President, New Technologies
Hayley Scott	49	Chief Risk Officer

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

Donald W. Rush has served as the Chief Financial Officer of CNX Resources Corporation since August 2, 2017. In this role, he is responsible for development and execution of the Company's financial policies and strategy, including risk management, budgeting and planning, and compliance and reporting. Mr. Rush held the same position at CONSOL Energy Inc. prior to its separation into two separate companies. He previously served as Vice President of Energy Marketing where he oversaw the Company's commercial functions, including mergers and acquisitions, gas marketing and transportation, in addition to holding other strategy and planning, business development and engineering positions during his 15 years with the

Company. He successfully guided the Company through every significant transaction during its transition into a pure play natural gas exploration and production company. Mr. Rush holds a B.S in civil engineering from the University of Pittsburgh and an M.B.A from Carnegie Mellon University’s Tepper School of Business.

Chad A. Griffith has served as the Chief Operating Officer of CNX Resources Corporation since July 30, 2019. In this role, he is responsible for daily management of the Company's asset base and safe and effective execution of its operational plan. Before being appointed to his current position, Mr. Griffith served as Vice President, Commercial and Vice President of Marketing of CNX from January 2018 to July 2019 and prior to that Mr. Griffith served as the Director of Marketing of CNX from November 2015 to January 2018. He was the Director of Diversified Business Units at CNX from April 2014 to November 2015. Mr. Griffith and holds a bachelor’s degree in physics from Frostburg State University, a law degree from West Virginia University College of Law, and an M.B.A. from Carnegie Mellon University’s Tepper School of Business. Mr. Griffith is a licensed attorney in Maryland and licensed, but inactive, in West Virginia.

Olayemi Akinkugbe has served as the Chief Excellence Officer of CNX Resources Corporation since July 30, 2019. As the Chief Excellence Officer of CNX, Mr. Akinkugbe oversees all operational and corporate support functions for the company. In this role, he is responsible for providing services to facilitate safe, environmentally compliant and efficient operational execution, rigorous corporate spend management, and overall daily administration of the enterprise. Prior to assuming this role, Mr. Akinkugbe served as Director Virginia Operations at CNX, a role he assumed in July 2018. Mr. Akinkugbe served as Director Business Development from September 2017 through July 2018, General Manager - Planning and Petroleum Reserves from February 2014 through September 2017, and served in various other positions, including with the Engineering Department, throughout his tenure at CNX, which started in 2003. Mr. Akinkugbe holds an undergraduate degree in mineral engineering, a master’s degree in engineering with a specialty in rock mechanics from West Virginia University, and an M.B.A. from Carnegie Mellon University’s Tepper School of Business.

Alexander J. Reyes has served as the Executive Vice President, General Counsel, and Corporate Secretary of CNX Resources Corporation since December 21, 2020. Mr. Reyes has a breadth of corporate legal and business expertise in the energy industry. He first joined CNX in 2006, and spent 14 years with the company, with responsibilities ranging from legal management of major transactions to leading the Company’s Land department. Before rejoining CNX to become General Counsel, for much of 2020 Alex served as Chair of the Corporate Practice Group of Pittsburgh-based Leech Tishman Fuscaldo & Lampl, LLC. He began his career at Buchanan Ingersoll PC where his practice focused on mergers and acquisitions, joint ventures, securities, financings, and corporate governance. He is a graduate of the Duquesne University School of Law where he served as an editor of The Duquesne Law Review. Mr. Reyes holds a Bachelors of Business Administration degree in finance from The George Washington University.

Hayley F. Scott has served as the Chief Risk Officer of CNX Resources Corporation since January 26, 2022. In this role, she is responsible for the management and governance necessary to identify, evaluate, mitigate and manage CNX’s strategic, operational, compliance, and reputational risks. Before being appointed to her current position, Ms. Scott served as Vice President, Internal Audit & Advisory Services. She also previously served as Vice President, Financial Planning and Analysis. Before joining CNX, Ms. Scott was the General Manager of Strategy and Business Development at United States Steel Corporation. During her sixteen years at U. S. Steel, she held several titles, including Chief Financial Officer of Business Intelligence & Support Services, Director of Joint Ventures and Strategic Planning, Real Estate Division Controller, and Director External Reporting. Prior to joining the private sector, Ms. Scott was a manager for the Assurance and Business Advisory Services practice of PricewaterhouseCoopers. She holds a Bachelor of Science degree in accounting from Penn State University and is a Certified Public Accountant.

Ravi Srivastava has served as the President, New Technologies of CNX Resources Corporation since December 8, 2021. In this role, he is responsible for developing and commercializing emerging technology opportunities. Prior to this role, Mr. Srivastava served as the Vice President of Data Operations overseeing CNX’s data and digital transformation journey. He has an extensive tenure with CNX having served in a broad range of leadership roles including Engineering, Research & Development, Drilling and Production Operations, Production Engineering, Information Technology, and Data Science and Analytics. Mr. Srivastava graduated Summa Cum Laude with a Bachelor’s degree in electrical engineering from Bluefield State College and holds Master’s degrees in engineering management and business administration from Penn State and MIT respectively.

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

By certification dated May 12, 2021, CNX's Chief Executive Officer certified to the New York Stock Exchange (NYSE) that he was not aware of any violation by the Company of the NYSE corporate governance listing standards. In addition, the required Sarbanes-Oxley Act, Section 302 certifications regarding the quality of our public disclosures were filed by CNX Resources as exhibits to this Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the information under the captions “BOARD OF DIRECTORS AND COMPENSATION INFORMATION” and “EXECUTIVE COMPENSATION INFORMATION” (excluding the Compensation Committee Report) in the Proxy Statement.

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information requested by this Item is incorporated by reference from the information under the captions “PROPOSAL NO. 1-ELECTION OF DIRECTORS - Related Party Policy and Procedures” and “PROPOSAL NO. 1 - ELECTION OF DIRECTORS - Determination of Director Independence” in the Proxy Statement.
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

(a)(1)	Financial Statements Contained in Item 8 hereof.
(a)(2)	Financial Statement Schedule-Schedule II Valuation and Qualifying Accounts contained below, following the signature page.
(a)(3)	Exhibits and Exhibit Index.
2.1	Separation and Distribution Agreement, dated as of November 28, 2017, by and between the Company and CONSOL Mining Corporation, incorporated by reference to Exhibit 2.1 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
2.2	Tax Matters Agreement, dated as of November 28, 2017, by and between the Company and CONSOL Mining Corporation, incorporated by reference to Exhibit 2.2 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
2.3	Employee Matters Agreement, dated as of November 28, 2017, by and between the Company and CONSOL Mining Corporation, incorporated by reference to Exhibit 2.3 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
2.4	Intellectual Property Matters Agreement, dated as of November 28, 2017, by and between the Company and CONSOL Mining Corporation, incorporated by reference to Exhibit 2.4 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
2.5	Agreement and Plan of Merger, dated as of July 26, 2020, by and among the Company, CNX Midstream Partners LP, CNX Midstream GP LLC and CNX Resources Holdings LLC, incorporated by reference to Exhibit 2.1 to Form 8-K (file no. 001-14901) filed on July 27, 2020.
3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to Form 8-K (file no. 001-14901) filed on May 8, 2006.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
3.3	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to Form 8-K (file no. 001-14901) filed on April 10, 2019.
4.1
Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.1 to Form 10-K (file no. 001-14901) filed on February 10, 2020.

4.2	Indenture, dated as of March 14, 2019, by and among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., a national banking association, as trustee, with respect to the 7.250% Senior Notes due 2027, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on March 14, 2019.
4.3	Registration Rights Agreement, dated as of April 16, 2014, by and among the Company, the guarantors signatory thereto and J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers, incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 001-14901) filed on April 16, 2014.
4.4	Registration Rights Agreement, dated as of August 12, 2014, by and among the Company, the guarantors signatory thereto and Goldman, Sachs & Co., as the initial purchasers, incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 001-14901) filed on August 12, 2014.
4.5	Indenture, dated as of May 1, 2020, by and among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., as trustee., incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on May 4, 2020.

4.6	Indenture, dated as of November 30, 2020, by and among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., as Trustee., incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on November 30, 2020.
4.7	Indenture, dated as of September 22, 2021, among CNX Midstream Partners LP, the guarantors party thereto and UMB Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on September 22, 2021.
10.1	Third Amended and Restated Credit Agreement, dated as of October 6, 2021, among CNX, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent and the lender parties thereto, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on October 7, 2021.
10.2	Transition Services Agreement, dated as of November 28, 2017, by and between the Company and CONSOL Mining Corporation, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
10.3	CNX Resources Corporation to CONSOL Energy Inc. Trademark License Agreement dated as of November 28, 2017, by and between the Company and CONSOL Energy Inc., incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
10.4	CONSOL Energy Inc. to CNX Resources Corporation Trademark License Agreement, dated as of November 28, 2017, by and between the Company and CONSOL Energy Inc., incorporated by reference to Exhibit 10.3 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
10.5	Exchange Agreement, dated as of January 29, 2020, by and among CNX Midstream Partners LP, CNX Midstream GP LLC, and CNX Gas Company LLC, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on January 30, 2020.
10.6	Form of Confirmation of Base Capped Call Transaction, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on May 4, 2020.
10.7	Form of Confirmation of Additional Capped Call Transaction, incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on May 4, 2020.
10.8	Support Agreement, dated as of July 26, 2020, by and among CNX Midstream Partners LP, CNX Gas Company LLC and CNX Gas Holdings, Inc. incorporated by reference to Exhibit 10.1 to Form 8-K (file number 001-14901) filed on July 27, 2020.
10.9	Purchase Agreement, dated as of April 28, 2020, by and among the Company, the subsidiary guarantors party thereto and J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC as representatives of the several initial purchasers named therein., incorporated by reference to Exhibit 1.1 to Form 8-K (file no. 001-14901) filed on May 4, 2020.
10.10	Purchase Agreement, dated as of September 8, 2020 by and among the Company, the subsidiary guarantors party thereto and BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers named therein., incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on September 9, 2020.
10.11	Purchase Agreement, dated as of November 24, 2020 by and among the Company, the subsidiary guarantors party thereto and BofA Securities, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on November 25, 2020.
10.12	Purchase Agreement, dated as of September 15, 2021 among CNX Midstream Partners LP, the subsidiary guarantors party thereto and Wells Fargo Securities, LLC, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on September 16, 2021.
10.13	Amended and Restated Credit Agreement dated as of October 6, 2021, among CNX Midstream Partners LP, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent and the lender parties thereto, incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on October 7, 2021.
10.14	Purchase and Sale Agreement, dated as of February 7, 2018, by and among CNX Midstream Partners LP, CNX Midstream DevCo I LP, CNX Midstream DevCo III LP, CNX Gathering LLC, and, for certain purposes, CNX Midstream DevCo I GP LLC, CNX Midstream DevCo III GP LLC and CNX Midstream Operating Company LLC, incorporated by reference to Exhibit 10.75 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.15*	Letter Agreement, dated August 24, 2007, by and between the Company and Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on August 24, 2007.
10.16*	Change in Control Agreement, dated as of December 30, 2008, by and between the Company and Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.7 to Form 10-K (file no. 001-14901) for the year ended December 31, 2008, filed on February 17, 2009.
10.17*	Change in Control Severance Agreement, dated August 24, 2015, between the Company and Donald W. Rush, incorporated by reference to Exhibit 10.6 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2018, filed on May 3, 2018.
10.18*	Change in Control Severance Agreement, dated October 28, 2019, by and between the Company and Chad A. Griffith, incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-14901) for the quarter ended September 30, 2019, filed on October 29, 2019.

10.19*	Change in Control Severance Agreement, dated October 28, 2019, by and between the Company and Olayemi Akinkugbe, incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-14901) for the quarter ended September 30, 2019, filed on October 29, 2019.

10.20*	Form of Indemnification Agreement for Directors and Executive Officers of the Company dated February 7, 2022, filed herewith.
10.21*	Amended and Restated CNX Resources Corporation Executive Annual Incentive Plan, incorporated by reference to Exhibit 10.49 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.22*	CNX Resources Corporation Amended and Restated Equity and Incentive Compensation Plan, effective May 6, 2020, incorporated by reference to Exhibit 99.1 to Form 8-K (file no. 001-14901) filed on May 7, 2020.
10.23*	Amendment to CNX Resources Corporation Amended and Restated Equity and Incentive Compensation Plan, effective September 28, 2020, incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on September 28, 2020.
10.24*	Form of Non-Qualified Stock Option Award Agreement for Employees (February 17, 2009 and through 2012), incorporated by reference to Exhibit 10.28 to Form S-4 (file no. 333-157894) filed on June 26, 2009.
10.25*	Form of Non-Qualified Performance Stock Option Agreement for Employees, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on June 21, 2010.
10.26*	Form of Employee Nonqualified Stock Option Agreement (May 26, 2016), incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2016, filed on July 29, 2016.
10.27*	Form of Non-Qualified Stock Option Agreement for Directors, incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2019, filed on July 30, 2019.
10.28*
Form of CNX Resources Corporation Non-Employee Director Non-Qualified Stock Option agreement, incorporated by reference to Exhibit 10.8 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2020, filed on August 3, 2020.

10.29*	Form of Non-Qualified Stock Option Agreement for Employees (for 2020 awards), incorporated by reference to Exhibit 10.31 to Form 10-K (file no. 001-14901) for the year ended December 31, 2019, filed on February 10, 2020.
10.30*	Form of Restricted Stock Unit Award Agreement for Directors, incorporated by reference to Exhibit 10.5 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2019, filed on July 30, 2019.
10.31*	Form of Restricted Stock Unit Award Under CNX Resources Corporation Amended and Restated Equity and Incentive Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.7 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2020, filed on August 3, 2020.
10.32*	Form of Restricted Stock Unit Award Agreement for CEO (for 2019 awards), incorporated by reference to Exhibit 10.37 to Form 10-K (file no. 001-14901) for the year ended December 31, 2018, filed on February 7, 2019.
10.33*	Form of Restricted Stock Unit Award Agreement for VP and Above (for 2019 awards), incorporated by reference to Exhibit 10.38 to Form 10-K (file no. 001-14901) for the year ended December 31, 2018, filed on February 7, 2019.
10.34*	Form of Restricted Stock Unit Award Agreement for Non-VP and Below (for 2019 awards), incorporated by reference to Exhibit 10.39 to Form 10-K (file no. 001-14901) for the year ended December 31, 2018, filed on February 7, 2019.
10.35*	Form of Restricted Stock Unit Award Agreement for Employees (for 2020 awards), incorporated by reference to Exhibit 10.42 to Form 10-K (file no. 001-14901) for the year ended December 31, 2019, filed on February 10, 2020.
10.36*	Form of Performance Share Unit Award Agreement (for 2017 awards), incorporated by reference to Exhibit 10.80 to Form 10-K (file no. 001-14901) for the year ended December 31, 2016, filed on February 8, 2017.
10.37*	Form of Performance Share Unit Award Agreement (for 2018 awards), incorporated by reference to Exhibit 10.63 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.38*	Form of Performance Share Unit Award Agreement for CEO (for 2019 awards), incorporated by reference to Exhibit 10.44 to Form 10-K (file no. 001-14901) for the year ended December 31, 2018, filed on February 7, 2019.
10.39*	Form of Performance Share Unit Agreement for VP and Above (for 2019 awards), incorporated by reference to Exhibit 10.45 to Form 10-K (file no. 001-14901) for the year ended December 31, 2018, filed on February 7, 2019.
10.40*	Form of Performance Share Unit Agreement for Non-VP and Below (for 2019 awards), incorporated by reference to Exhibit 10.46 to Form 10-K (file no. 001-14901) for the year ended December 31, 2018, filed on February 7, 2019.
10.41*	Form of Performance Share Unit Award Agreement (for 2020 awards), incorporated by reference to Exhibit 10.48 to Form 10-K (file no. 001-14901) for the year ended December 31, 2019, filed on February 10, 2020.
10.42*	Directors' Deferred Fee Plan (2004 Plan) (Amended and Restated on December 4, 2007), incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2008, filed on April 30, 2008.

10.43*	Hypothetical Investment Election Form Relating to Directors' Deferred Fee Plan (2004 Plan), incorporated by reference to Exhibit 10.50 to Form 10-K (file no. 001-14901) for the year ended December 31, 2007, filed on February 19, 2008.
10.44*	Form of Director Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.95 to Form 8-K (file no. 001-14901) filed on May 8, 2006.
10.45*	Form of Director Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2018, filed on May 3, 2018.
10.46*	Form of Director Deferred Stock Unit Grant Agreement, updated May 2019, incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2019, filed on July 30, 2019.
10.47*	Form of CNX Resources Corporation Amended and Restated Equity and Incentive Compensation Plan Deferred Stock Unit Grant Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.6 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2020, filed on August 3, 2020.
10.48*	Trust Agreement (Amended and Restated on March 20, 2008) (Directors' Deferred Fee Plan (2004 Plan)), incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2008, filed on April 30, 2008.
10.49*	Amended and Restated Retirement Restoration Plan of CNX Resources Corporation, as amended and restated effective December 2, 2008, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.71 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.50*	Amended and Restated Supplemental Retirement Plan of CNX Resources Corporation effective January 1, 2007, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.72 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.51*	Amendment, effective May 30, 2019, to the Amended and Restated Supplemental Retirement Plan of CNX Resources Corporation, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2019, filed on July 30, 2019.
10.52*	Amendment, effective September 24, 2019, to the Amended and Restated Supplemental Retirement Plan of CNX Resources Corporation as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.61 to Form 10-K (file no. 001-14901) for the year ended December 31, 2019, filed on February 10, 2020.
10.53*	CNX Resources Corporation Defined Contribution Restoration Plan, effective January 1, 2012, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.73 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.54*	Amendment, dated as of July 1, 2018, to the CNX Resources Corporation Defined Contribution Restoration Plan, effective January 1, 2012, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2018, filed on August 2, 2018.
10.55*	Executive Compensation Clawback Policy of the Company, dated as of January 28, 2014, incorporated by reference to Exhibit 10.11 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2014, filed on May 6, 2014.
10.56*	Change in Control Severance Agreement, dated as of February 8, 2021, by and between the Company and Alexander Reyes, incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2021, filed on April 29, 2021.
10.57*	Letter Agreement, dated as of December 4, 2020, by and between the Company and Stephanie Gill, incorporated by reference to Exhibit 10.66 to Form 10-K (file no. 001-14901) for the year ended December 31, 2020, filed on February 9, 2021.
10.58*	Form of Restricted Stock Unit Award Agreement for CEO (for 2021 awards), incorporated by reference to Exhibit 10.67 to Form 10-K (file no. 001-14901) for the year ended December 31, 2020, filed on February 9, 2021.
10.59*	Form of Performance Share Unit Award Agreement for CEO (for 2021 awards), incorporated by reference to Exhibit 10.68 to Form 10-K (file no. 001-14901) for the year ended December 31, 2020, filed on February 9, 2021.
10.60*
Form of Performance-Based Restricted Stock Unit Award Agreement for CEO (for 2021 awards), incorporated by reference to Exhibit 10.69 to Form 10-K (file no. 001-14901) for the year ended December 31, 2020, filed on February 9, 2021.

10.61*	Form of Restricted Stock Unit Award Agreement for Non-CEO (for 2021 awards), incorporated by reference to Exhibit 10.70 to Form 10-K (file no. 001-14901) for the year ended December 31, 2020, filed on February 9, 2021.
10.62*	Form of Performance Share Unit Award Agreement for Non-CEO (for 2021 awards), ), incorporated by reference to Exhibit 10.71 to Form 10-K (file no. 001-14901) for the year ended December 31, 2020, filed on February 9, 2021.

10.63*
Form of Performance-Based Restricted Stock Unit Award Agreement for Non-CEO (for 2021 awards), incorporated by reference to Exhibit 10.72 to Form 10-K (file no. 001-14901) for the year ended December 31, 2020, filed on February 9, 2021

10.64*	Form of Restricted Stock Unit Award Agreement for CEO (for 2022 awards), filed herewith.
10.65*	Form of Performance Share Unit Award Agreement for CEO (for 2022 awards), filed herewith.
10.66*	Form of Performance-Based Restricted Stock Unit Award Agreement for CEO (for 2022 awards), filed herewith.
10.67*	Form of Restricted Stock Unit Award Agreement for Non-CEO (for 2022 awards), filed herewith.
10.68*	Form of Performance Share Unit Award Agreement for Non-CEO (for 2022 awards), filed herewith.
10.69*	Form of Performance-Based Restricted Stock Unit Award Agreement for Non-CEO (for 2022 awards), filed herewith.
21	Subsidiaries of CNX Resources Corporation.
23.1	Consent of Ernst & Young LLP
23.2	Consent of Netherland, Sewell & Associates, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Engineers' Audit Letter
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of February, 2022.

CNX RESOURCES CORPORATION

By:	/s/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Director, Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 10th day of February, 2022, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ NICHOLAS J. DEIULIIS	Director, Chief Executive Officer and President
Nicholas J. DeIuliis	(Duly Authorized Officer and Principal Executive Officer)

/s/ DONALD W. RUSH	Chief Financial Officer
Donald W. Rush	(Duly Authorized Officer and Principal Financial Officer)

/s/ ALAN K. SHEPARD	Chief Accounting Officer and Vice President
Alan K. Shepard	(Duly Authorized Officer and Principal Accounting Officer)

/s/ JASON L. MUMFORD	Vice President and Controller
Jason L. Mumford

/s/ WILLIAM N. THORNDIKE JR.	Director and Chairman of the Board
William N. Thorndike Jr.

/s/ J. PALMER CLARKSON	Director
J. Palmer Clarkson

/s/ MAUREEN E. LALLY-GREEN	Director
Maureen E. Lally-Green

/s/ BERNARD LANIGAN JR.	Director
Bernard Lanigan Jr.

/s/ IAN MCGUIRE	Director
Ian McGuire

/s/ ROBERT O. AGBEDE	Director
Robert O. Agbede

SCHEDULE II
CNX RESOURCES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

		Additions	Deductions
	Balance at		Release of		Balance at
	Beginning	Charged to	Valuation	Charged to	End
	of Period	Expense	Allowance	Expense	of Period
Year Ended December 31, 2021
State Operating Loss Carry-Forwards	$79,198	$41,300	$(8,200)	$—	$112,298
Charitable Contributions	706		(610)	—	96
Foreign Tax Credits	43,194	—	(3,790)	—	39,404
Total	$123,098	$41,300	$(12,600)	$—	$151,798

Year Ended December 31, 2020
State Operating Loss Carry-Forwards	$81,202	$—	$(2,004)	$—	$79,198
Charitable Contributions	658	48	—	—	706
Foreign Tax Credits	43,194	—	—	—	43,194
Total	$125,054	$48	$(2,004)	$—	$123,098

Year Ended December 31, 2019
State Operating Loss Carry-Forwards	$47,964	$33,238	$—	$—	$81,202
Charitable Contributions	3,297	—	(2,639)	—	658
Foreign Tax Credits	43,194	—	—	—	43,194
Total	$94,455	$33,238	$(2,639)	$—	$125,054