Form 10-Q
period 2022-03-31
CNX Resources Corp
filed 2022-04-28
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of April 18, 2022
Common stock, $0.01 par value	195,053,981

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
net - "net" natural gas or "net" acres are determined by adding the fractional ownership working interests the Company has in gross wells or acres.
TIL - turn-in-line; a well turned to sales.
NYMEX - New York Mercantile Exchange.
basis - when referring to commodity pricing, the difference between the price for a commodity at a primary trading hub and the corresponding sales price at various regional sales points. The differential commonly is related to factors such as product quality, location, transportation capacity availability and contract pricing.
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

PART I : FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended
(Unaudited)	March 31,
Revenue and Other Operating (Loss) Income:	2022	2021
Natural Gas, NGLs and Oil Revenue	$744,625	$381,225
(Loss) Gain on Commodity Derivative Instruments	(1,726,394)	33,414
Purchased Gas Revenue	45,841	33,484
Other Revenue and Operating Income	22,830	24,950
Total Revenue and Other Operating (Loss) Income	(913,098)	473,073
Costs and Expenses:
Operating Expense
Lease Operating Expense	15,398	9,268
Production, Ad Valorem and Other Fees	9,927	5,968
Transportation, Gathering and Compression	88,286	77,158
Depreciation, Depletion and Amortization	118,623	128,944
Exploration and Production Related Other Costs	1,689	2,076
Purchased Gas Costs	44,816	32,411
Selling, General, and Administrative Costs	31,560	28,321
Other Operating Expense	12,170	15,658
Total Operating Expense	322,469	299,804
Other Expense
Other (Income) Expense	(736)	4,366
Gain on Asset Sales and Abandonments, net	(13,395)	(2,873)
Interest Expense	27,069	36,372
Total Other Expense	12,938	37,865
Total Costs and Expenses	335,407	337,669
(Loss) Earnings Before Income Tax	(1,248,505)	135,404
Income Tax (Benefit) Expense	(325,564)	37,379
Net (Loss) Income	$(922,941)	$98,025

(Loss) Earnings per Share
Basic	$(4.62)	$0.45
Diluted	$(4.62)	$0.43

Dividends Declared	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(Dollars in thousands)	March 31,
(Unaudited)	2022	2021
Net (Loss) Income	$(922,941)	$98,025
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $(48), $(48))	135	135

Comprehensive (Loss) Income	$(922,806)	$98,160

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$8,570	$3,565
Accounts and Notes Receivable:
Trade, net	263,126	330,122
Other Receivables, net	5,134	8,924
Supplies Inventories	6,469	6,147
Recoverable Income Taxes	—	72
Derivative Instruments	119,838	95,002
Prepaid Expenses	13,739	15,975
Total Current Assets	416,876	459,807
Property, Plant and Equipment:
Property, Plant and Equipment	11,484,450	11,362,102
Less—Accumulated Depreciation, Depletion and Amortization	4,488,326	4,372,619
Total Property, Plant and Equipment—Net	6,996,124	6,989,483
Other Non-Current Assets:
Operating Lease Right-of-Use Assets	42,162	56,022
Derivative Instruments	281,213	131,994
Goodwill	323,314	323,314
Other Intangible Assets	81,904	83,543
Deferred Income Taxes	28,526	—
Other	53,405	56,588
Total Other Non-Current Assets	810,524	651,461
TOTAL ASSETS	$8,223,524	$8,100,751

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	March 31, 2022	December 31, 2021
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$120,513	$121,751
Derivative Instruments	1,411,964	521,598
Current Portion of Finance Lease Obligations	603	555
Current Portion of Long-Term Debt	336,083	—
Current Portion of Operating Lease Obligations	10,003	22,940
Other Accrued Liabilities	248,176	287,732
Total Current Liabilities	2,127,342	954,576
Non-Current Liabilities:
Long-Term Debt	1,890,790	2,214,121
Finance Lease Obligations	1,304	1,218
Operating Lease Obligations	32,340	33,672
Derivative Instruments	1,421,373	687,354
Deferred Income Taxes	—	328,601
Asset Retirement Obligations	89,403	88,859
Other	91,460	92,077
Total Non-Current Liabilities	3,526,670	3,445,902
TOTAL LIABILITIES	5,654,012	4,400,478
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 195,139,160 Issued and Outstanding at March 31, 2022; 203,531,320 Issued and Outstanding at December 31, 2021	1,955	2,039
Capital in Excess of Par Value	2,691,950	2,834,863
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
(Accumulated Deficit) Retained Earnings	(110,005)	877,894
Accumulated Other Comprehensive Loss	(14,388)	(14,523)
TOTAL STOCKHOLDERS' EQUITY	2,569,512	3,700,273
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,223,524	$8,100,751

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
December 31, 2021	$2,039	$2,834,863	$877,894	$(14,523)	$3,700,273
(Unaudited)
Net Loss	—	—	(922,941)	—	(922,941)
Issuance of Common Stock	1	607	—	—	608
Purchase and Retirement of Common Stock	(91)	(72,561)	(78,323)	—	(150,975)
Shares Withheld for Taxes	—	—	(5,582)	—	(5,582)
Amortization of Stock-Based Compensation Awards	6	7,325	—	—	7,331
Other Comprehensive Income	—	—	—	135	135
Cumulative Effect of Adoption of New Accounting Standard	—	(78,284)	18,947	—	(59,337)
March 31, 2022	$1,955	$2,691,950	$(110,005)	$(14,388)	$2,569,512
(Dollars in thousands)
December 31, 2020	$2,208	$2,959,357	$1,476,056	$(15,184)	$4,422,437
(Unaudited)
Net Income	—	—	98,025	—	98,025
Issuance of Common Stock	7	4,792	—	—	4,799
Purchase and Retirement of Common Stock	(14)	(11,701)	(6,272)	—	(17,987)
Shares Withheld for Taxes	—	—	(4,491)	—	(4,491)
Amortization of Stock-Based Compensation Awards	6	7,519	—	—	7,525
Equity Component of Convertible Senior Notes, net of Issuance Costs	—	(33)	—	—	(33)
Other Comprehensive Income	—	—	—	135	135
March 31, 2021	$2,207	$2,959,934	$1,563,318	$(15,049)	$4,510,410

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended
Dollars in Thousands	March 31,
Cash Flows from Operating Activities:	2022	2021
Net (Loss) Income	$(922,941)	$98,025
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	118,623	128,944
Amortization of Deferred Financing Costs	2,042	6,034
Stock-Based Compensation	7,331	7,525
Gain on Asset Sales and Abandonments, net	(13,395)	(2,873)
Loss (Gain) on Commodity Derivative Instruments	1,726,394	(33,414)
Gain on Other Derivative Instruments	(5,223)	(4,194)
Net Cash (Paid) Received in Settlement of Commodity Derivative Instruments	(270,842)	2,405
Deferred Income Taxes	(334,184)	37,352
Other	1,700	(150)
Changes in Operating Assets:
Accounts and Notes Receivable	66,577	(7,586)
Recoverable Income Taxes	72	88
Supplies Inventories	(322)	411
Prepaid Expenses	2,366	290
Changes in Other Assets	322	(36)
Changes in Operating Liabilities:
Accounts Payable	(2,032)	(3,807)
Accrued Interest	(13,595)	(9,872)
Other Operating Liabilities	(26,086)	562
Changes in Other Liabilities	(412)	(56)
Net Cash Provided by Operating Activities	336,395	219,648
Cash Flows from Investing Activities:
Capital Expenditures	(122,316)	(123,429)
Proceeds from Asset Sales	19,423	5,005
Net Cash Used in Investing Activities	(102,893)	(118,424)
Cash Flows from Financing Activities:
Net Proceeds from (Payments on) CNXM Revolving Credit Facility	25,200	(54,000)
Net Payments on CNX Revolving Credit Facility	(96,000)	(800)
Net Payments on CSG Non-Revolving Credit Facilities	—	(5,823)
Net Payments on Other Debt	(154)	(1,838)
Proceeds from Issuance of Common Stock	608	4,799
Shares Withheld for Taxes	(5,582)	(4,491)
Purchases of Common Stock	(152,473)	(23,988)
Debt Issuance and Financing Fees	(96)	(1,320)
Net Cash Used in Financing Activities	(228,497)	(87,461)
Net Increase in Cash, Cash Equivalents and Restricted Cash	5,005	13,763
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,565	21,599
Cash, Cash Equivalents, and Restricted Cash at End of Period	$8,570	$35,362

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheet at December 31, 2021 has been derived from the Audited Consolidated Financial Statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2021 included in CNX Resources Corporation's ("CNX," "CNX Resources," the "Company," "we," "us," or "our") Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on February 10, 2022.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statement of cash flows:

	March 31,
	2022	2021
Cash and Cash Equivalents	$8,570	$29,610
Restricted Cash, Current Portion	—	733
Restricted Cash, Less Current Portion	—	5,019
Total Cash, Cash Equivalents, and Restricted Cash	$8,570	$35,362

Restricted cash at March 31, 2021 consisted of cash that the Company was contractually obligated to maintain in accordance with the terms of the Cardinal States Gathering LLC and CSG Holdings II LLC Credit Agreement, each dated March 13, 2020. In August 2021, CNX repaid in full the outstanding principal on both of these non-revolving credit facilities and terminated the Credit Agreements.

Receivables

As of March 31, 2022 and December 31, 2021, Accounts Receivable - Trade were $263,126 and $330,122, respectively, and Other Receivables were $5,134 and $8,924, respectively.

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

The following represents activity related to the allowance for credit losses for the three months ended:

	March 31,
	2022	2021
Allowance for Credit Losses - Trade, Beginning of Year	$84	$84
Provision for Expected Credit Losses	—	—
Allowance for Credit Losses - Trade, End of Period	$84	$84

Allowance for Credit Losses - Other Receivables, Beginning of Year	$3,322	$3,248
Provision for Expected Credit Losses	50	(129)
Write-off of Uncollectible Accounts	(124)	(18)
Allowance for Credit Losses - Other Receivables, End of Period	$3,248	$3,101

NOTE 2—EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income or net loss by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include, if dilutive, additional shares from stock options, restricted stock units, performance share units and shares issuable upon conversion of CNX's outstanding Convertible Notes (See Note 9 - Long-Term Debt). The number of additional shares is calculated by assuming that outstanding stock options were exercised, that outstanding restricted stock units and performance share units were released, that the shares that are issuable from the conversion of the Convertible Notes are issued (subject to the considerations discussed further in the paragraph below), and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. In periods when CNX recognizes a net loss, the impact of outstanding stock awards and the potential share settlement impact related to CNX's Convertible Notes are excluded from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2022	2021
Anti-Dilutive Options	2,347,218	943,838
Anti-Dilutive Restricted Stock Units	2,493,698	66,705
Anti-Dilutive Performance Share Units	2,071,418	—
	6,912,334	1,010,543

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

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended March 31,
	2022	2021
Options	83,424	656,368
Restricted Stock Units	915,921	701,757
Performance Share Units	72,353	291,653
	1,071,698	1,649,778

The computations for basic and diluted loss per share are as follows:

	For the Three Months Ended March 31,
	2022	2021
Net (Loss) Income	$(922,941)	$98,025

Weighted-Average Shares of Common Stock Outstanding	199,854,257	219,923,634
Effect of Diluted Shares*	—	8,746,814
Weighted-Average Diluted Shares of Common Stock Outstanding	199,854,257	228,670,448

(Loss) Earnings per Share:
Basic	$(4.62)	$0.45
Diluted	$(4.62)	$0.43
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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended March 31,
	2022	2021
Revenue from Contracts with Customers:
Natural Gas Revenue	$675,274	$347,376
NGL Revenue	64,796	31,863
Oil/Condensate Revenue	4,555	1,986
Total Natural Gas, NGL and Oil Revenue	744,625	381,225

Purchased Gas Revenue	45,841	33,484

Other Sources of Revenue and Other Operating (Loss) Income:
(Loss) Gain on Commodity Derivative Instruments	(1,726,394)	33,414
Other Revenue and Operating Income	22,830	24,950
Total Revenue and Other Operating (Loss) Income	$(913,098)	$473,073

The disaggregated revenue information corresponds with the Company’s segment reporting found in Note 13 - Segment Information.

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

For natural gas, NGL and oil revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $44,542 as of March 31, 2022. The Company expects to recognize net revenue of $20,857 in the next 12 months and $13,147 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGL and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For the three months ended March 31, 2022 and 2021, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—INCOME TAXES:

The effective tax rates for the three months ended March 31, 2022 and 2021 were 26.1% and 27.6%, respectively. The effective tax rates for the three months ended March 31, 2022 and 2021 differ from the U.S. federal statutory rate of 21.0% primarily due to the impact of equity compensation and state taxes.

The total amount of uncertain tax positions at March 31, 2022 and December 31, 2021 was $67,805. If these uncertain tax positions were recognized, approximately $67,805 would affect CNX's effective tax rate at March 31, 2022 and December 31, 2021. There was no change to the unrecognized tax benefits during the three months ended March 31, 2022.

CNX recognizes accrued interest and penalties related to uncertain tax positions in interest expense and income tax expense, respectively. As of March 31, 2022 and December 31, 2021, CNX had no accrued liabilities for interest and penalties related to uncertain tax positions.
CNX and its subsidiaries file federal income tax returns with the United States and tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2018.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT:

	March 31, 2022	December 31, 2021
Intangible Drilling Cost	$5,327,242	$5,247,800
Gas Gathering Equipment	2,494,440	2,483,561
Proved Gas Properties	1,316,143	1,312,706
Gas Wells and Related Equipment	1,230,617	1,202,731
Unproved Gas Properties	733,440	730,400
Surface Land and Other Equipment	192,973	194,655
Other	189,595	190,249
Total Property, Plant and Equipment	11,484,450	11,362,102
Less: Accumulated Depreciation, Depletion and Amortization	4,488,326	4,372,619
Total Property, Plant and Equipment - Net	$6,996,124	$6,989,483

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

The accumulated impairment losses on goodwill were $473,045, resulting in a carrying value of $323,314, at both March 31, 2022 and December 31, 2021.

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	March 31, 2022	December 31, 2021
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	27,848	26,209
Total Other Intangible Assets, net	$81,904	$83,543

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets was $1,639 for the three months ended March 31, 2022 and $1,638 for the three months ended March 31, 2021. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 7—REVOLVING CREDIT FACILITIES:
CNX:
On October 6, 2021, CNX as borrower and certain of its subsidiaries (not including CNXM) as guarantor loan parties entered into a new Amended and Restated Credit Agreement for a senior secured revolving credit facility (the "CNX Credit Agreement"). The new CNX Credit Agreement replaced the prior CNX revolving credit facility and remains subject to semi-annual redetermination. The CNX Credit Agreement has a $2,000,000 borrowing base and $1,300,000 in elected commitments, including borrowings and letters of credit. The CNX Credit Agreement matures on October 6, 2026, provided that if at any time on or after January 30, 2026, if any of the Company’s 2.25% Convertible Senior Notes due 2026 are outstanding and (a) availability under the CNX Credit Agreement minus (b) the aggregate principal amount of all such outstanding Convertible Senior Notes is less than 20% of the aggregate commitments under the CNX Credit Agreement (the first such date, the "Springing Maturity Date"), then the CNX Credit Agreement will mature on the Springing Maturity Date.

In addition to refinancing all outstanding amounts under the prior CNX revolving credit facility, borrowings under the CNX Credit Agreement may be used by CNX for general corporate purposes.

Under the terms of the CNX Credit Agreement, borrowings will bear interest at CNX's option at either:

•the highest of (i) PNC Bank, National Association’s prime rate, (ii) the federal funds open rate plus 0.50%, and (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 0.75% to 1.75%; or
•the LIBOR rate plus a margin ranging from 1.75% to 2.75%.

The availability under the CNX Credit Agreement, including availability for letters of credit, is generally limited to a borrowing base, which is determined by the required number of lenders in good faith by calculating a loan value of the Company’s proved reserves.

The CNX Credit Agreement also requires that CNX maintain a maximum net leverage ratio of no greater than 3.50 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding borrowings under the revolver, measured quarterly. The calculation of all of the ratios exclude CNXM. CNX was in compliance with all financial covenants as of March 31, 2022.

At March 31, 2022, the CNX Credit Agreement had $96,000 of borrowings outstanding and $183,391 of letters of credit outstanding, leaving $1,020,609 of unused capacity. At December 31, 2021, the CNX Credit Agreement had $192,000 of borrowings outstanding and $184,131 of letters of credit outstanding, leaving $923,869 of unused capacity.

CNX Midstream Partners LP (CNXM):
On October 6, 2021, CNXM as borrower and certain of its subsidiaries as guarantor loan parties entered into a new Amended and Restated Credit Agreement for a $600,000 senior secured revolving credit facility (the "CNXM Credit Agreement") that matures on October 6, 2026. The CNXM Credit Agreement replaced the prior CNXM revolving credit facility and is not subject to semi-annual redetermination. CNX is not a guarantor under the CNXM Credit Agreement .
In addition to refinancing all outstanding amounts under the prior CNXM revolving credit facility, borrowings under the CNXM Credit Agreement may be used by CNXM for general corporate purposes.

Interest on outstanding indebtedness under the CNXM Credit Agreement currently accrues, at CNXM's option, at a rate based on either:
•the highest of (i) PNC Bank, National Association’s prime rate, (ii) the federal funds open rate plus 0.50%, and (iii) the one-month LIBOR rate plus 1.0%, in each case, plus a margin ranging from 1.00% to 2.00%; or
•the LIBOR rate plus a margin ranging from 2.00% to 3.00%.

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum net leverage ratio of no greater than between 5.00 to 1.00 ranging to no greater than 5.25 to 1.00 in certain circumstances; (y) a maximum secured leverage ratio of no greater than 3.25 to 1.00 and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00; in each case as calculated in accordance with the terms and definitions determining such ratios contained in the CNXM Credit Agreement. CNXM was in compliance with all financial covenants as of March 31, 2022.

At March 31, 2022, the CNXM Credit Agreement had $210,200 of borrowings outstanding and $30 of letters of credit outstanding, leaving $389,770 of unused capacity. At December 31, 2021, the CNXM Credit Agreement had $185,000 of borrowings outstanding and $30 of letters of credit outstanding, leaving $414,970 of unused capacity.

NOTE 8—OTHER ACCRUED LIABILITIES:

	March 31, 2022	December 31, 2021
Royalties	$141,860	$152,498
Accrued Interest	22,440	36,035
Deferred Revenue	15,577	18,984
Transportation Charges	15,181	15,808
Accrued Other Taxes	13,213	12,681
Accrued Payroll & Benefits	6,968	5,747
Short-Term Incentive Compensation	2,915	19,591
Litigation Contingency	1,792	1,200
Purchased Gas Payable	1,511	757
Other	17,329	15,435
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	7,529	7,154
Salary Retirement	1,861	1,842
Total Other Accrued Liabilities	$248,176	$287,732

NOTE 9—LONG-TERM DEBT:

	March 31, 2022	December 31, 2021
Senior Notes due March 2027 at 7.25% (Principal of $700,000 plus Unamortized Premium of $5,340 and $5,609, respectively)	$705,340	$705,609
Senior Notes due January 2029 at 6.00%, Issued at Par Value	500,000	500,000
CNX Midstream Partners LP Senior Notes due April 2030 at 4.75% (Principal of $400,000 less Unamortized Discount of $4,663 and $4,808, respectively )*	395,337	395,192
Convertible Senior Notes due May 2026 at 2.25% (Principal of $345,000 less Unamortized Discount and Issuance Costs of $8,190 and $91,284, respectively)	336,810	253,716
CNX Midstream Partners LP Revolving Credit Facility*	210,200	185,000
CNX Revolving Credit Facility	96,000	192,000
Less: Unamortized Debt Issuance Costs	16,814	17,396
	2,226,873	2,214,121
Less: Current Portion	336,083	—
Long-Term Debt	$1,890,790	$2,214,121
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

The initial conversion rate is 77.8816 shares of CNX's common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $12.84 per share, subject to adjustment upon the occurrence of specified events. Based on the closing stock price of CNX common stock of $20.72 on March 31, 2022, the if-converted value of the Convertible Notes exceeded the principal amount by $323,074.

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

Pursuant to the terms of the Convertible Notes indenture, the Sale Price per share of Common Stock condition for conversion of the Convertible Notes was satisfied as of March 31, 2022, and, accordingly, holders of Convertible Notes are permitted to convert any of their Convertible Notes, at their option, at any time during the quarter beginning on April 1, 2022 and ending on June 30, 2022, subject to all terms and conditions set forth in the Convertible Notes indenture. Therefore, as of March 31, 2022, the net carrying value of the Convertible Notes was classified as current in the Consolidated Balance Sheet.

On January 1, 2022, the Company adopted Accounting Standards Update (ASU) 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity using the modified transition approach with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. This guidance is applicable to the Convertible Senior Notes due May 2026 ("Convertible Notes") that were issued in April 2020, for which the embedded conversion option was required to be separately accounted for as a component of stockholders’ equity. Upon adoption on January 1, 2022, long-term debt increased by $82,327 representing the net impact of two adjustments: (1) the $107,260 value of the embedded conversion, which is net of allocated offering costs, previously classified in additional paid-in-capital in stockholders’ equity, and (2) a $24,933 increase to retained earnings for the cumulative effect of adoption primarily related to the non-cash interest expense recorded for the amortization of the portion of the Convertible Notes allocated to stockholders’ equity. In addition, there was a decrease of $22,990 to deferred income taxes, a $5,986 decrease to retained earnings, and a $78,284 decrease in stockholders equity in the Consolidated Balance Sheet. Prospectively, the reported interest expense for the Convertible Notes will no longer include the non-cash interest expense of the equity component as required under prior accounting standards and will be equal to the 2.25% cash coupon rate. Also, as required by the new accounting guidance, the Company will use the if-converted method instead of the treasury stock method for the assumed conversion of the Convertible Notes on a prospective basis when calculating earnings per share.

Prior to the adoption of ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, the Convertible Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The fair value was based on market data available for publicly traded, senior, unsecured corporate bonds with similar maturity, which represent Level 2 observable inputs. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the principal value of the Convertible Notes and was recorded in Capital in Excess of Par Value in the Consolidated Statement of Stockholders Equity and was not remeasured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the Convertible Notes over the liability component and the debt issuance costs was amortized to interest expense over the contractual term of the Convertible Notes using the effective interest method. In accounting for the debt issuance costs of $10,350, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds of the Convertible Notes. Issuance costs attributable to the liability component were $7,024 and were being amortized to interest expense using the effective interest method over the contractual term of the Convertible Notes. Issuance costs attributable to the equity component were $3,326 and were netted with the equity component in Capital in Excess of Par Value in the Consolidated Statement of Stockholders Equity.

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

	March 31, 2022	December 31, 2021
Liability Component:
Principal	$345,000	$345,000
Unamortized Discount	—	(85,950)
Unamortized Issuance Costs	(8,190)	(5,334)
Net Carrying Amount	$336,810	$253,716

Fair Value	$603,609	$453,765
Fair Value Hierarchy	Level 2	Level 2

Equity Component, net of Purchase Discounts and Issuance Costs	$—	$78,284

Interest expense related to the Convertible Notes is as follows:

	For the Three Months Ended March 31,
	2022	2021
Contractual Interest Expense	$1,941	$1,941
Amortization of Debt Discount	—	3,722
Amortization of Issuance Costs	471	252
Total Interest Expense	$2,412	$5,915

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
The 1992 Coal Industry Retiree Health Benefit Act ("Coal Act"), in Section 9711, requires coal companies that were providing health benefits to United Mine Workers of America ("UMWA") retirees as of February 1993 to continue providing health benefits to such individuals, in substantially the same coverages, for as long as the last signatory operator remains in business. Section 9711 also requires any "related person" to be joint and severally liable for the provision of these health benefits. On May 1, 2020, the court in the Murray Energy Corporation ("Murray") bankruptcy proceedings approved a settlement agreement between Murray and the UMWA that transferred to the UMWA 1992 Benefit Plan the Coal Act liabilities for retirees in Murray’s Section 9711 plan. The retirees transferred by Murray to the 1992 Benefit Plan include approximately 2,159 retirees allegedly traced to the December 2013 sale by CONSOL Energy Inc. to Murray Energy of the following possible last signatory operators: Consolidation Coal Company, McElroy Coal Company, Southern Ohio Coal Company, Central Ohio Coal Company, Keystone Coal Mining Corp., and Eight-Four Coal Mining Company (the "Sold Subsidiaries"). On May 2, 2020, the Trustees of the UMWA 1992 Benefit Plan sued CNX and CONSOL Energy Inc. ("CONSOL'") in federal court contending that the Sold Subsidiaries were last signatory operators and that CNX and CONSOL are related persons to the Sold Subsidiaries and, as such, CNX and CONSOL are jointly and severally liable for the Coal Act health benefits allegedly owed to the eligible retirees traced to the Sold Subsidiaries. The 1992 Plan seeks, among other relief, a declaration that CNX and CONSOL are obligated to enroll the eligible retirees attributed to the Sold Subsidiaries in a Section 9711 Plan; that CNX and CONSOL are liable to post the security required by Section 9712; and, that CNX and CONSOL are liable to pay per beneficiary premiums until the eligible retirees are enrolled in a Section 9711 plan, and other fees, costs and disbursements under the Coal Act. On March 29, 2022, the Court denied the Defendants’ Motions to Dismiss and we are now defending this action on the merits. Further, under the Separation and Distribution Agreement that was entered into at the time we spun-out our coal business in 2017, CONSOL agreed to indemnify CNX for all coal-related liabilities, including this lawsuit. With respect to this matter, although a loss is possible, it is not probable, and accordingly no accrual has been recognized.

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

At March 31, 2022, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third-parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on CNX's financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$180,435	$180,435	$—	$—	$—
Other	2,986	2,986	—	—	—
Total Letters of Credit	183,421	183,421	—	—	—
Surety Bonds:
Employee-Related	2,600	2,600	—	—	—
Environmental	11,984	10,269	1,715	—	—
Financial Guarantees	81,270	81,270	—	—	—
Other	8,858	5,303	3,555	—	—
Total Surety Bonds	104,712	99,442	5,270	—	—
Total Commitments	$288,133	$282,863	$5,270	$—	$—

Excluded from the above table are commitments and guarantees entered into in conjunction with the spin-off of the Company's coal business in November 2017. Although CONSOL has agreed to indemnify CNX to the extent that CNX would be called upon to pay any of these liabilities, there is no assurance that CONSOL will satisfy its obligations to indemnify CNX in the event that CNX is so called upon (See "Item 1A. Risk Factors" in CNX's 2021 Annual Report on Form 10-K as filed with the SEC on February 10, 2022 ("2021 Form 10-K") for additional information).

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of March 31, 2022, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$264,478
1 - 3 years	434,409
3 - 5 years	385,723
More than 5 years	867,632
Total Purchase Obligations	$1,952,242

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

In March 2020, CNX entered into interest rate swaps related to $175,000 of borrowings under the Cardinal States Facility and CSG Holdings Facility. In order to manage exposure to interest rate volatility, each respective entity entered into an interest rate swap for the full outstanding principal amounts inclusive of a put option at 25 basis points. The underlying notional for each swap and put option reduced over time based upon the expected amortization profile for each respective credit facility. In addition, CSG Holdings entered into a call option commencing March 31, 2023. In August 2021, these swaps were terminated in conjunction with the repayment and termination of both the Cardinal States Facility and the CSG Holdings Facility.

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

In March 2020, CNX entered into a four-year interest rate swap related to an additional $250,000 of borrowings under the CNX Credit Facility, inclusive of a put option at zero basis points, effective April 3, 2020. In December 2020, CNX executed an offsetting $250,000 interest rate swap, effective immediately, which expires in April 2024. Consistent with the previous interest rate swap agreements, the $250,000 interest rate swaps were entered into to manage CNX's exposure to interest rate volatility.

CNX enters into financial derivative instruments (over-the-counter swaps) to manage its exposure to natural gas price fluctuations. Typically, CNX "sells" swaps under which it receives a fixed price from counterparties and pays a floating market price. In order to lock in certain margins while balancing its basis hedges, during the first quarter of 2022 CNX purchased, rather than sold, financial swaps for the period April through October of 2022. In order to enhance production flexibility, during the first quarter of 2021, CNX purchased, rather than sold, financial swaps for the period April through October of 2021. Under these purchased financial swaps, CNX pays a fixed price to and receive a floating price from its hedge counterparties. Purchased swaps have the effect of reducing total hedged volumes for the period of the swap. Natural gas commodity hedges are accounted for on a mark-to-market basis with changes in fair value recorded in current period earnings.

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

The total notional amounts of CNX's derivative instruments were as follows:

	March 31,		December 31,	Forecasted to
	2022		2021	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,680.6		1,686.1	2027
Natural Gas Basis Swaps (Bcf)	1,248.1	*	1,233.3	2027
Interest Rate Swaps	$410,000		$410,000	2024
*Net of purchased natural gas basis swaps of 15.7 Bcf.

The gross fair value of CNX's derivative instruments was as follows:

	March 31,	December 31,
	2022	2021
Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$—	$92
Basis Only Swaps	115,070	94,682
Interest Rate Swaps	4,768	228
Total Current Assets	$119,838	$95,002

Other Non-Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$140	$12,419
Basis Only Swaps	275,706	119,077
Interest Rate Swaps	5,367	498
Total Other Non-Current Assets	$281,213	$131,994

Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$1,385,222	$505,460
Basis Only Swaps	21,605	13,206
Interest Rate Swaps	5,137	2,932
Total Current Liabilities	$1,411,964	$521,598

Non-Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$1,404,422	$642,442
Basis Only Swaps	11,389	41,332
Interest Rate Swaps	5,562	3,580
Total Non-Current Liabilities	$1,421,373	$687,354

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Cash (Paid) Received in Settlement of Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	$(271,819)	$6,550
Basis Swaps	977	(4,145)
Total Cash (Paid) Received in Settlement of Commodity Derivative Instruments	(270,842)	2,405

Unrealized (Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	(1,654,113)	(97,459)
Basis Swaps	198,561	128,468
Total Unrealized (Loss) Gain on Commodity Derivative Instruments	(1,455,552)	31,009

(Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	(1,925,932)	(90,909)
Basis Swaps	199,538	124,323
Total (Loss) Gain on Commodity Derivative Instruments	$(1,726,394)	$33,414

The effect of interest rate swaps on Interest Expense in the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Cash Paid in Settlement of Interest Rate Swaps	$(937)	$(1,227)
Unrealized Gain on Interest Rate Swaps	5,223	4,194
Gain on Interest Rate Swaps	$4,286	$2,967

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
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at March 31, 2022			Fair Value Measurements at December 31, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Gas Derivatives	$—	$(2,431,722)	$—	$—	$(976,170)	$—
Interest Rate Swaps	$—	$(564)	$—	$—	$(5,786)	$—

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$8,570	$8,570	$3,565	$3,565
Long-Term Debt (Excluding Debt Issuance Costs)*	$2,243,687	$2,518,628	$2,231,517	$2,483,019
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

*On January 1, 2022, the Company adopted Accounting Standards Update (ASU) 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity using the modified transition approach with the cumulative effect recognized as an adjustment to the opening balance of retained earnings (See Note 9 - Long-Term Debt for more information).

NOTE 13—SEGMENT INFORMATION:
The Company reports segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.
The Company evaluates the performance of its reportable segments based on total revenue and other operating income, and operating expenses directly attributable to that segment. Certain expenses are managed outside the reportable segments and therefore are not allocated. These expenses include, but are not limited to, interest expense and other corporate expenses such as selling, general and administrative costs.
CNX's principal activity is to produce pipeline quality natural gas for sale primarily to gas wholesalers and the Company has two reportable segments that conducts those operations: Shale and Coalbed Methane. The Other Segment includes nominal shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, exploration and production related other costs, as well as various other expenses that are managed outside the reportable segments as discussed above. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses.

Industry segment results for the three months ended March 31, 2022 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$680,811	$63,373	$441	$744,625	(A)
Purchased Gas Revenue	—	—	45,841	45,841
Loss on Commodity Derivative Instruments	(249,458)	(21,280)	(1,455,656)	(1,726,394)
Other Revenue and Operating Income	17,657	—	5,173	22,830	(B)
Total Revenue and Other Operating Income (Loss)	$449,010	$42,093	$(1,404,201)	$(913,098)
Total Operating Expense	$197,429	$30,580	$94,460	$322,469
Earnings (Loss) Before Income Tax	$251,581	$11,513	$(1,511,599)	$(1,248,505)
Segment Assets	$6,020,173	$1,032,602	$1,170,749	$8,223,524	(C)
Depreciation, Depletion and Amortization	$101,444	$13,239	$3,940	$118,623
Capital Expenditures	$118,800	$2,395	$1,121	$122,316

(A)    Included in Total Natural Gas, NGLs and Oil Revenue are sales of $91,992 to Direct Energy Business Marketing LLC and $86,564 to Citadel Energy Marketing LLC, each of which comprises over 10% of revenue from contracts with external customers for the period.
(B)    Includes midstream revenue of $17,657 and equity in earnings of unconsolidated affiliates of $800 for Shale and Other, respectively.
(C)    Includes investments in unconsolidated equity affiliates of $15,602.

Industry segment results for the three months ended March 31, 2021 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$342,169	$38,904	$152	$381,225	(D)
Purchased Gas Revenue	—	—	33,484	33,484
Gain on Commodity Derivative Instruments	2,182	222	31,010	33,414
Other Revenue and Operating Income	19,066	—	5,884	24,950	(E)
Total Revenue and Other Operating Income	$363,417	$39,126	$70,530	$473,073
Total Operating Expense	$188,711	$28,555	$82,538	$299,804
Earnings (Loss) Before Income Tax	$174,706	$10,571	$(49,873)	$135,404
Segment Assets	$6,074,252	$1,082,232	$912,753	$8,069,237	(F)
Depreciation, Depletion and Amortization	$109,506	$15,483	$3,955	$128,944
Capital Expenditures	$121,118	$2,142	$169	$123,429

(D)    Included in Total Natural Gas, NGLs and Oil Revenue are sales of $45,000 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(E)    Includes midstream revenue of $19,066 and equity in earnings of unconsolidated affiliates of $950 for Shale and Other, respectively.
(F)    Includes investments in unconsolidated equity affiliates of $16,172.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating (Loss) Income

	For the Three Months Ended March 31,
	2022	2021
Total Segment Revenue from Contracts with External Customers	$808,123	$433,775
(Loss) Gain on Commodity Derivative Instruments	(1,726,394)	33,414
Other Operating Income	5,173	5,884
Total Consolidated Revenue and Other Operating (Loss) Income	$(913,098)	$473,073

NOTE 14—STOCK REPURCHASE:
On January 26, 2021, the Company’s Board of Directors approved an increase in the aggregate amount of the previous $750,000 stock repurchase program plan to $900,000, and on October 25, 2021, the Board of Directors approved an additional increase in the aggregate amount of the stock repurchase program plan to $1,900,000. As of March 31, 2022 the amount available under the stock repurchase program is $863,633, and is not subject to an expiration date. The repurchases may be affected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans.

During the three months ended March 31, 2022, 9,081,396 shares were repurchased and retired at an average price of $16.60 per share for a total cost of $150,975. During the three months ended March 31, 2021, 1,464,454 shares were repurchased and retired at an average price of 12.26 per share for a total cost of $17,987.

NOTE 15—RECENT ACCOUNTING PRONOUNCEMENTS:

See Note 9 - Long-Term Debt for the impact of adoption of ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q. The information provided below supplements, but does not form part of, CNX's financial statements. This discussion contains forward-looking statements that are based on the current views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from any such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact future operating performance or financial condition, please see "Part II. Item 1A. Risk Factors" and the section entitled "Forward-Looking Statements" and the "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2021, which we filed with the SEC on February 10, 2022. CNX does not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

General

CNX continually monitors factors that could cause actual results of operations to differ from historical results or current expectations. Examples include the conflict between Russia and Ukraine that has had an impact on global commodity prices. These and other factors could affect the Company’s operations, earnings and cash flows for any period and could cause such results to not be comparable to those of the same period in previous years. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

COVID-19 Pandemic:

Although CNX did not incur significant disruptions to operations during the three months ended March 31, 2022 or 2021 as a direct result of the COVID-19 pandemic, CNX is unable to predict the full extent of the future impact that the COVID-19 pandemic could have on the Company, including our financial position, operating results, liquidity and ability to obtain financing in future reporting periods, due to numerous uncertainties outside of the Company’s control.

Hedging Update:

Total hedged natural gas production in the 2022 second quarter is 116.8(1) Bcf. The annual gas hedge position is shown in the table below:

	2022	2023
Volumes Hedged (Bcf), as of 4/7/22	473.9(1)(2)	402.5
1Net of purchased swaps.
2Includes actual settlements of 152.2 Bcf.

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

Results of Operations - Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Net (Loss) Income
CNX reported a net loss of $923 million, or a loss per diluted share of $4.62, for the three months ended March 31, 2022, compared to net income of $98 million, or earnings per diluted share of $0.43, for the three months ended March 31, 2021.

Included in the loss for the three months ended March 31, 2022 was an unrealized loss on commodity derivative instruments of $1,456 million. Included in the earnings for the three months ended March 31, 2021 was an unrealized gain on commodity derivative instruments of $31 million.

Non-GAAP Financial Measures

CNX's management uses certain non-GAAP financial measures for planning, forecasting and evaluating business and financial performance, and believes that they are useful for investors in analyzing the company. Although these are not measures of performance calculated in accordance with generally accepted accounting principles (GAAP), management believes that these financial measures are useful to an investor in evaluating CNX because these metrics are widely used to evaluate a natural gas company’s operating performance. Sales of Natural Gas, NGL and Oil, including cash settlements excludes the impacts of changes in the fair value of commodity derivative instruments prior to settlement, which are often volatile, and only includes the impact of settled commodity derivative instruments. Sales of Natural Gas, NGL and Oil, including cash settlements also excludes purchased gas revenue and other revenue and operating income, which are not directly related to CNX’s natural gas producing activities. Natural Gas, NGL and Oil Production Costs excludes certain expenses that are not directly related to CNX’s natural gas producing activities and are managed outside our production operations (See Note 13 - Segment Information in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). These expenses include, but are not limited to, interest expense, other operating expense and other corporate expenses such as selling, general and administrative costs. We believe that Sales of Natural Gas, NGL and Oil, including cash settlements, Natural Gas, NGL and Oil Production Costs and Natural Gas, NGL and Oil Production Margin (which is derived by subtracting Natural Gas, NGL and Oil Production Costs from Sales of Natural Gas, NGL and Oil, including cash settlements) provide useful information to investors for evaluating period-to-period comparisons of earnings trends. These metrics should not be viewed as a substitute for measures of performance that are calculated in accordance with GAAP. In addition, because all companies do not calculate these measures identically, these measures may not be comparable to similarly titled measures of other companies.

Non-GAAP Financial Measures Reconciliation

	For the Three Months Ended March 31,
(Dollars in millions)	2022	2021
Total Revenue and Other Operating (Loss) Income	$(913)	$473
Add (Deduct):
Purchased Gas Revenue	(46)	(34)
Loss (Gain) on Commodity Derivative Instruments	1,456	(31)
Other Revenue and Operating Income	(23)	(25)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$474	$383

Total Operating Expense	$322	$300
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(3)	(3)
Exploration and Production Related Other Costs	(2)	(2)
Purchased Gas Costs	(45)	(33)
Selling, General and Administrative Costs	(31)	(28)
Other Operating Expense	(12)	(16)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$229	$218
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

	For the Three Months Ended March 31,
	2022		2021		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		150.9		140.6		10.3

Natural Gas, NGL and Oil Revenue	$745	$5.05	$381	$2.71	$364	$2.34
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement - Gas	(271)	(1.91)	2	0.02	(273)	(1.93)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	474	3.14	383	2.73	91	0.41
Lease Operating Expense	15	0.10	9	0.07	6	0.03
Production, Ad Valorem, and Other Fees	10	0.07	6	0.04	4	0.03
Transportation, Gathering and Compression	88	0.59	77	0.55	11	0.04
Depreciation, Depletion and Amortization (DD&A)	116	0.76	126	0.90	(10)	(0.14)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	229	1.52	218	1.56	11	(0.04)
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$245	$1.62	$165	$1.17	$80	$0.45
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 10.3 Bcfe increase in volumes in the period-to period comparison was primarily due to the turn-in-line of new wells throughout 2021. The increases were offset in part by normal production declines.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense increased on a per unit basis as a result of increased repairs and maintenance expense and water disposal costs in the period-to-period comparison.
•Production, ad valorem and other fees increased on a per unit basis as a result of increased realized prices on natural gas and natural gas liquids as well as the change in production mix by state as new wells are turned-in-line.
•Transportation, Gathering and Compression increased due to an increase in gathering system repairs and maintenance expense and increased processing costs due to a wetter production mix. The wetter production mix was due to management's decision to take advantage of improved liquids pricing and use less gas for blending purposes.
•Depreciation, depletion and amortization expense decreased on a per unit basis due to a lower annual depletion rate primarily resulting from low cost reserve additions from development during the 2021 period.

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Three Months Ended March 31,
in thousands (unless noted)	2022	2021	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	8,506	6,468	2,038	31.5%
Sales Volume (Mbbls)	1,418	1,078	340	31.5%
Gross Price ($/Bbl)	$45.72	$29.58	$16.14	54.6%
Gross NGL Revenue	$64,796	$31,863	$32,933	103.4%

Oil/Condensate:
Sales Volume (MMcfe)	355	306	49	16.0%
Sales Volume (Mbbls)	59	51	8	15.7%
Gross Price ($/Bbl)	$77.04	$38.86	$38.18	98.3%
Gross Oil/Condensate Revenue	$4,555	$1,986	$2,569	129.4%

NATURAL GAS
Sales Volume (MMcf)	142,001	133,849	8,152	6.1%
Sales Price ($/Mcf)	$4.76	$2.60	$2.16	83.1%
Gross Natural Gas Revenue	$675,274	$347,376	$327,898	94.4%

Hedging Impact ($/Mcf)	$(1.91)	$0.02	$(1.93)	(9,650.0)%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement	$(270,842)	$2,405	$(273,247)	(11,361.6)%

The increase in gross revenue was primarily the result of the $2.16 per Mcf increase in general natural gas prices, when excluding the impact of hedging, the 10.3 Bcfe increase in sales volumes, and the $16.14 per Bbl increase in NGL prices. These increases were offset, in-part, by the impact of the change in the realized (loss) gain on commodity derivative instruments related to the Company's hedging program.

SEGMENT ANALYSIS for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

	For the Three Months Ended				Difference to Three Months Ended
	March 31, 2022				March 31, 2021
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$681	$63	$1	$745	$339	$24	$1	$364
(Loss) Gain on Commodity Derivative Instruments	(250)	(21)	(1,456)	(1,727)	(252)	(21)	(1,487)	(1,760)
Purchased Gas Revenue	—	—	46	46	—	—	12	12
Other Revenue and Operating Income	18	—	5	23	(1)	—	(1)	(2)
Total Revenue and Other Operating Income (Loss)	449	42	(1,404)	(913)	86	3	(1,475)	(1,386)
Lease Operating Expense	12	4	(1)	15	6	1	(1)	6
Production, Ad Valorem, and Other Fees	7	3	—	10	3	1	—	4
Transportation, Gathering and Compression	77	11	—	88	8	3	—	11
Depreciation, Depletion and Amortization	101	13	5	119	(8)	(3)	1	(10)
Exploration and Production Related Other Costs	—	—	2	2	—	—	—	—
Purchased Gas Costs	—	—	45	45	—	—	12	12
Selling, General and Administrative Costs	—	—	31	31	—	—	3	3
Other Operating Expense	—	—	12	12	—	—	(4)	(4)
Total Operating Expense	197	31	94	322	9	2	11	22
Other (Income) Expense	—	—	(1)	(1)	—	—	(6)	(6)
Gain on Asset Sales and Abandonments, net	—	—	(13)	(13)	—	—	(10)	(10)
Interest Expense	—	—	27	27	—	—	(9)	(9)
Total Other Expense	—	—	13	13	—	—	(25)	(25)
Total Costs and Expenses	197	31	107	335	9	2	(14)	(3)
Earnings (Loss) Before Income Tax	$252	$11	$(1,511)	$(1,248)	$77	$1	$(1,461)	$(1,383)

        SHALE SEGMENT

The Shale segment had earnings before income tax of $252 million for the three months ended March 31, 2022 compared to earnings before income tax of $175 million for the three months ended March 31, 2021.

	For the Three Months Ended March 31,
	2022	2021	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	130.5	121.1	9.4	7.8%
NGLs Sales Volumes (Bcfe)*	8.5	6.5	2.0	30.8%
Oil/Condensate Sales Volumes (Bcfe)*	0.4	0.3	0.1	33.3%
Total Shale Sales Volumes (Bcfe)*	139.4	127.9	11.5	9.0%

Average Sales Price - Natural Gas (per Mcf)	$4.69	$2.55	$2.14	83.9%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)	$(1.91)	$0.02	$(1.93)	(9,650.0)%
Average Sales Price - NGLs (per Mcfe)*	$7.62	$4.93	$2.69	54.6%
Average Sales Price - Oil/Condensate (per Mcfe)*	$12.83	$6.45	$6.38	98.9%

Total Average Shale Sales Price (per Mcfe)	$3.10	$2.69	$0.41	15.2%
Average Shale Lease Operating Expenses (per Mcfe)	0.08	0.05	0.03	60.0%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.06	0.03	0.03	100.0%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.55	0.54	0.01	1.9%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.73	0.85	(0.12)	(14.1)%
Total Average Shale Production Costs (per Mcfe)	$1.42	$1.47	$(0.05)	(3.4)%
Total Average Shale Production Margin (per Mcfe)	$1.68	$1.22	$0.46	37.7%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.
The Shale segment had natural gas, NGLs and oil/condensate revenue of $681 million for the three months ended March 31, 2022 compared to $342 million for the three months ended March 31, 2021. The $339 million increase was due primarily to an 83.9% increase in the average sales price for natural gas, a 9.0% increase in total Shale sales volumes, and a 54.6% increase in the average sales price of NGLs. The increase in total Shale volumes was primarily due to the turn-in-line of new wells throughout 2021, offset in part by normal production declines.

The increase in total average Shale sales price was primarily due to a $2.14 per Mcf increase in average gas sales price and a $2.69 per Mcfe increase in the average NGL sales price. These increases were offset in part by a $1.93 per Mcf change in the realized (loss) gain on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 108.0 Bcf of the Company's produced Shale gas sales volumes for the three months ended March 31, 2022 at an average loss of $2.31 per Mcf hedged. For the three months ended March 31, 2021, these financial hedges represented approximately 110.3 Bcf at an average gain of $0.02 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $197 million for the three months ended March 31, 2022 compared to $188 million for the three months ended March 31, 2021. The increase in total dollars and decrease in unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $12 million for the three months ended March 31, 2022 compared to $6 million for the three months ended March 31, 2021. The increases in total dollars and unit costs were primarily related to an increase in repairs and maintenance expense and water disposal costs.

•Shale production, ad valorem and other fees were $7 million for the three months ended March 31, 2022 compared to $4 million for the three months ended March 31, 2021. The increases in total dollars and unit costs were primarily due to increased realized prices on natural gas and natural gas liquids as well as the change in production mix by state as new wells are turned-in-line.

•Shale transportation, gathering and compression costs were $77 million for the three months ended March 31, 2022 compared to $69 million for the three months ended March 31, 2021. The increase in total dollars was primarily related to an overall increase due to the higher volumes gathered as well as an increase in gathering systems repairs and maintenance expense and increased processing costs due to a wetter production mix. The wetter production mix was due to management's decision to take advantage of improved liquids pricing and use less gas for blending purposes.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $101 million for the three months ended March 31, 2022 compared to $109 million for the three months ended March 31, 2021. These amounts included depletion on a unit of production basis of $0.63 per Mcfe and $0.75 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of a lower annual depletion rate related to low-cost reserve additions from development in the 2021 period. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third-parties. The Shale segment had other revenue and operating income of $18 million for the three months ended March 31, 2022 compared to $19 million for the three months ended March 31, 2021. The decrease in the period-to-period comparison was primarily due to lower third-party gathering volumes due to normal production declines.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $11 million for the three months ended March 31, 2022 compared to earnings before income tax of $10 million for the three months ended March 31, 2021.

	For the Three Months Ended March 31,
	2022	2021	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	11.4	12.7	(1.3)	(10.2)%

Average Sales Price - Gas (per Mcf)	$5.53	$3.06	$2.47	80.7%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(1.86)	$0.02	$(1.88)	(9,400.0)%

Total Average CBM Sales Price (per Mcf)	$3.68	$3.07	$0.61	19.9%
Average CBM Lease Operating Expenses (per Mcf)	0.33	0.23	0.10	43.5%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.23	0.15	0.08	53.3%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	0.96	0.65	0.31	47.7%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.15	1.21	(0.06)	(5.0)%
Total Average CBM Production Costs (per Mcf)	$2.67	$2.24	$0.43	19.2%
Total Average CBM Production Margin (per Mcf)	$1.01	$0.83	$0.18	21.7%
The CBM segment had natural gas revenue of $63 million for the three months ended March 31, 2022 compared to $39 million for the three months ended March 31, 2021. The $24 million increase was primarily due to a 80.7% increase in the average sales price for natural gas in the current period. The natural gas price increases were partially offset by the 10.2% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price increased $0.61 per Mcf due to a $2.47 per Mcf increase in average gas sales price, offset in part by a $1.88 per Mcf change in the realized (loss) gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 9.2 Bcf of the Company's produced CBM sales volumes for the three months ended March 31, 2022 at an average loss of $2.32 per Mcf hedged. For the three months ended March 31, 2021, these financial hedges represented approximately 11.2 Bcf at an average gain of $0.02 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $31 million for the three months ended March 31, 2022 compared to $29 million for the three months ended March 31, 2021. The increases in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $4 million for the three months ended March 31, 2022 compared to $3 million for the three months ended March 31, 2021. The increases in total dollars and unit costs were primarily due to increases in repairs and maintenance expense and environmental and safety expense.

•CBM transportation, gathering and compression costs were $11 million for the three months ended March 31, 2022 compared to $8 million for the three months ended March 31, 2021. The increases in total dollars and unit costs were primarily due to increases in gathering electrical expense and firm transportation expense.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $13 million for the three months ended March 31, 2022 compared to $16 million for the three months ended March 31, 2021. These amounts included depletion on a unit of production basis of $0.64 per Mcfe and $0.66 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate was due to a lower annual depletion rate. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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

The Other Segment had a loss before income tax of $1,511 million for the three months ended March 31, 2022 compared to a loss before income tax of $50 million for the three months ended March 31, 2021. The decrease in total dollars is discussed below.

	For the Three Months Ended March 31,
	2022	2021	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.1	—	0.1	100.0%

Loss or Gain on Commodity Derivative Instruments

For the three months ended March 31, 2022, the Other Segment recognized an unrealized loss on commodity derivative instruments of $1,456 million. For the three months ended March 31, 2021, the Other Segment recognized an unrealized gain on commodity derivative instruments of $31 million. The unrealized loss or gain on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas

Purchased gas volumes represent volumes of natural gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $46 million for the three months ended March 31, 2022 compared to $34 million for the three months ended March 31, 2021. Purchased gas costs were $45 million for the three months ended March 31, 2022 compared to $33 million for the three months ended March 31, 2021. The period-to-period increase in purchased gas revenue was due to an increase in averages sales price, offset in part by a decrease in purchased gas sales volumes.

	For the Three Months Ended March 31,
	2022	2021	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	9.1	10.8	(1.7)	(15.7)%
Average Sales Price (per Mcf)	$5.06	$3.11	$1.95	62.7%
Purchased Gas Average Cost (per Mcf)	$4.95	$3.01	$1.94	64.5%

Other Operating Income

	For the Three Months Ended March 31,
(in millions)	2022	2021	Variance	Percent Change
Water Income	$1	$2	$(1)	(50.0)%
Excess Firm Transportation Income	3	3	—	—%
Equity Income from Affiliates	1	1	—	—%
Total Other Operating Income	$5	$6	$(1)	(16.7)%

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
•Equity income from affiliates primarily consists of CNX's share of earnings from a 50% interest in a power plant located within CNX’s CBM field. Power generated from the facility is sold into wholesale electricity markets during times of peak energy consumption. Due to the plant consuming coal mine methane gas, the plant qualifies for Pennsylvania Tier I Renewable Energy Credits.

Exploration and Production Related Other Costs

	For the Three Months Ended March 31,
(in millions)	2022	2021	Variance	Percent Change
Land Rentals	$2	$1	$1	100.0%
Lease Expiration Costs	—	1	(1)	(100.0)%
Total Exploration and Production Related Other Costs	$2	$2	$—	—%

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

	For the Three Months Ended March 31,
(in millions)	2022	2021	Variance	Percent Change
Contributions and Advertising	$2	$—	$2	100.0%
Short-Term Incentive Compensation	3	3	—	—%
Salaries, Wages and Employee Benefits	7	7	—	—%
Long-Term Equity-Based Compensation (Non-Cash)	7	8	(1)	(12.5)%
Other	12	10	2	20.0%
Total SG&A	$31	$28	$3	10.7%

•Contributions and advertising increased in the period-to-period comparison primarily due to an increase in charitable contributions.
•Long-term equity-based compensation (non-cash) decreased in the period-to-period comparison due to a decrease in equity awards.
•Other increased in the period-to-period comparison primarily due to an increase in professional services and consulting fees.

Other Operating Expense

	For the Three Months Ended March 31,
(in millions)	2022	2021	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$9	$14	$(5)	(35.7)%
Insurance Expense	1	—	1	100.0%
Other	2	2	—	—%
Total Other Operating Expense	$12	$16	$(4)	(25.0)%

•Unutilized firm transportation and processing fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. In some instances, the Company may have the opportunity to realize more favorable net pricing by strategically choosing to sell natural gas into a market or to a customer that does not require the use of the Company’s own firm transportation capacity. Such sales would result in an increase in unutilized firm transportation expense. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Excess Firm Transportation Income in Total Other Operating Income. The decrease in the period-to-period comparison was primarily due to an increase in utilization of firm transportation capacity in the current year due to production increases in 2022 compared to 2021.

Other Expense

	For the Three Months Ended March 31,
(in millions)	2022	2021	Variance	Percent Change
Other Income
Right-of-Way Sales	$2	$—	$2	100.0%
Other	4	1	3	300.0%
Total Other Income	$6	$1	$5	500.0%

Other Expense
Bank Fees	$2	$3	$(1)	(33.3)%
Professional Services	2	1	1	100.0%
Other Corporate Expense	1	2	(1)	(50.0)%
Total Other Expense	$5	$6	$(1)	(16.7)%

Total Other Expense	$(1)	$5	$(6)	(120.0)%

•Total other income increased in the period-to-period comparison primarily due to increased right-of-way sales and various other one-time items.

Gain on Asset Sales and Abandonments, net

Gain on asset sales increased $10 million related to the sale of various non-core assets recognized in both the three months ended March 31, 2022 and the three months ended March 31, 2021.

Interest Expense

	For the Three Months Ended March 31,
(in millions)	2022	2021	Variance	Percent Change
Total Interest Expense	$27	$36	$(9)	(25.0)%

The $9 million decrease in total interest expense was primarily due to the Company adopting Accounting Standards Update (ASU) 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity on January 1, 2022. As part of the adoption, total interest expense no longer includes a non-cash interest expense component related to the convertible senior notes due May 2026. During the three months ended March 31, 2021, total interest expense included $4 million that was amortized as additional non-cash interest expense related to the equity component of the convertible senior notes due May 2026. The decrease was also due to the purchase of the $400 million 6.500% CNXM Senior Notes due March 2026 during the year ended December 31, 2021 offset, in part, by the $400 million of 4.750% CNXM Senior Notes due 2030 that were issued during the year ended December 31, 2021. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Three Months Ended March 31,
(in millions)	2022	2021	Variance	Percent Change
Total Company (Loss) Earnings Before Income Tax	$(1,249)	$135	$(1,384)	(1,025.2)%
Income Tax (Benefit) Expense	$(326)	$37	$(363)	(981.1)%
Effective Income Tax Rate	26.1%	27.6%	(1.5)%

The effective income tax rate was 26.1% for the three months ended March 31, 2022 compared to 27.6% for the three months ended March 31, 2021. The effective rate for the three months ended March 31, 2022 and 2021 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation and state income taxes. See Note 4 - Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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
As of March 31, 2022, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices, CNX currently expects to remain in compliance with its debt covenants.

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

Factors that may Impact our Liquidity
•The Company’s cash on hand and access to additional liquidity. Cash and cash equivalents as of March 31, 2022 and December 31, 2021 were $8.6 million and $3.6 million, respectively.
•Accounts and notes receivable - trade as of March 31, 2022 and December 31, 2021 were $263.1 million and $330.1 million, respectively. Our accounts and notes receivable balance may fluctuate as of any balance sheet date depending on the prices we receive for our natural gas and NGLs and the volumes sold.
•Capital expenditures are expected to range between $470.0 million to $500.0 million for the year ended December 31, 2022. For the three months ended March 31, 2022, CNX had capital expenditures of $122.3 million. Accelerated levels of inflation may lead to price increases beyond CNX’s control that could lead to CNX incurring an increase in costs in the future.
•Production volumes are expected to range between 575.0 Bcfe and 605.0 Bcfe for the year ended December 31,

2022. For the three months ended March 31, 2022, CNX had production volumes of 150.9 Bcfe.
•Prices for natural gas and NGLs are volatile, and an extended decline in the prices we receive for our natural gas and NGLs will adversely affect our financial condition and cash flows.
•In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net liability of $2,432 million at March 31, 2022 and a net liability of $976 million at December 31, 2021. The Company has not experienced any issues of non-performance by derivative counterparties. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q for further discussion of our commodity risk management.

Cash Flows (in millions)

	For the Three Months Ended March 31,
	2022	2021	Change
Cash Provided by Operating Activities	$336	$220	$116
Cash Used in Investing Activities	$(103)	$(118)	$15
Cash Used in Financing Activities	$(228)	$(87)	$(141)

Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:
•Net loss increased $1,021 million in the period-to-period comparison.
•Adjustments to reconcile net loss to cash provided by operating activities primarily consisted of a $372 million change in deferred income taxes, a $1,486 million net change in commodity derivative instruments, and various other changes in working capital.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:
•Capital expenditures were consistent in the period-to-period comparison.
•Proceeds from asset sales increased $14 million primarily due to increased sales of surface and oil and gas interests in the three months ended March 31, 2022.

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:
•In the three months ended March 31, 2022, there were $25 million of net proceeds from the CNXM Credit Facility compared to $54 million of net payments during the three months ended March 31, 2021.
•In the three months ended March 31, 2022, there were $96 million of net payments on the CNX Credit Facility compared to $1 million of net payments during the three months ended March 31, 2021.
•In the three months ended March 31, 2021, there were $6 million of net payments on the Cardinal States Facility. See Note 9 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the three months ended March 31, 2022, CNX repurchased $152 million of its common stock on the open market compared to $24 million during the three months ended March 31, 2021.

The following is a summary of the Company's significant contractual obligations at March 31, 2022 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$834	$424	$—	$—	$1,258
Gas Firm Transportation and Processing	263,644	433,985	385,723	867,632	1,950,984
Long-Term Debt	336,810	—	1,011,540	895,337	2,243,687
Interest on Long-Term Debt	115,807	229,186	218,531	127,345	690,869
Finance Lease Obligations	603	893	378	33	1,907
Interest on Finance Lease Obligations	40	66	37	5	148
Operating Lease Obligations (a)	10,726	8,962	9,213	23,391	52,292
Interest on Operating Lease Obligations (a)	2,301	3,892	2,934	2,675	11,802
Long-Term Liabilities—Employee Related (b)	2,061	4,340	4,659	33,119	44,179
Other Long-Term Liabilities (c)	211,936	10,000	10,000	69,403	301,339
Total Contractual Obligations (d)	$944,762	$691,748	$1,643,015	$2,018,940	$5,298,465
 _________________________
(a)On April 13, 2022, CNX entered into a 2-year extension of an electric fracturing equipment agreement. This obligation is not included in the above table as it is effective after March 31, 2022.
(b)Employee related long-term liabilities include salaried retirement contributions and work-related injuries and illnesses.
(c)Other long-term liabilities include royalties and other long-term liability costs.
(d)The table above does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt
At March 31, 2022, CNX had total long-term debt of $2,243 million, including the current portion of long-term debt of $337 million and excluding unamortized debt issuance costs. This long-term debt consisted of:
•An aggregate principal amount of $700 million of 7.25% Senior Notes due March 2027 plus $5 million of unamortized bond premium. Interest on the notes is payable March 14 and September 14 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
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
•An aggregate principal amount of $345 million of 2.25% Convertible Senior Notes due May 2026, unless earlier redeemed, repurchased, or converted, less $8 million of unamortized bond discount and issuance costs. Interest on the notes is payable May 1 and November 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $210 million in outstanding borrowings under the CNXM Credit Facility. Payment of the principal and interest on the CNXM Credit Facility is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of the CNXM Facility.
•An aggregate principal amount of $96 million in outstanding borrowings under the CNX Credit Facility. Payment of the principal and interest on the CNX Credit Facility is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).

Total Equity and Dividends
CNX had total equity of $2,570 million at March 31, 2022 compared to $3,700 million at December 31, 2021. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX has not paid dividends on its common stock since 2016. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as the Board of Directors deems relevant. CNX's revolving credit facility limits its ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's net leverage ratio exceeds 3.00 to 1.00 and is subject to availability under CNX's revolving credit facility of at least 20% of the aggregate commitments and there being no borrowing base deficiency. CNX's revolving credit facility does not permit such dividend payments when an event of default has occurred and is continuing. The indentures to the 7.25% Senior Notes due March 2027 and the 6.00% Senior Notes due January 2029 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the three months ended March 31, 2022.
Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at March 31, 2022. Management believes these items will expire without being funded. See Note 10 - Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The 2021 financial statements, as part of our Form 10-K filed with the SEC, includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q. Our significant accounting policies are described in Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of CNX's 2021 Form 10-K

Forward-Looking Statements

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
•deterioration in the economic conditions in any of the industries in which our customers operate, a domestic or worldwide financial downturn, inflationary pressures, or negative credit market conditions;
•hedging activities may prevent us from benefiting from price increases and may expose us to other risks;
•negative public perception regarding our Company or industry;
•events beyond our control, including a global or domestic health crisis, or political or economic instability or armed conflict in oil and gas producing regions;
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
•Risks associated with our convertible senior notes due May 2026 (the "Convertible Notes"), including the potential impact that the Convertible Notes may have on our reported financial results, potential dilution, our ability to raise funds to repurchase the Convertible Notes, and that provisions of the Convertible Notes could delay or prevent a beneficial takeover of the Company;
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
•terrorist activities could materially adversely affect our business and results of operations; and
•certain other factors addressed in this report and in our 2021 Form 10-K under "Risk Factors".

Although forward-looking statements reflect our good faith beliefs at the time they are made, they involve known and unknown risks, uncertainties and other factors. For more information concerning factors that could cause actual results to differ materially from those conveyed in the forward-looking statements, including, among others, that our business plans may change as circumstances warrant, please refer to the "Risk Factors" and "Forward-Looking Statements" sections of our Annual Report 2021 Form 10-K and subsequent Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in operations, CNX is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding CNX's exposure to the risks of changing commodity prices, interest rates and foreign exchange rates.

CNX is exposed to market price risk in the normal course of selling natural gas and liquids. CNX uses fixed-price contracts, options and derivative commodity instruments (over-the-counter swaps) to minimize exposure to market price volatility in the sale of natural gas. Under our risk management policy, it is not our intent to engage in derivative activities for speculative purposes. Typically, CNX "sells" swaps under which it receives a fixed price from counterparties and pays a floating market price. In order to lock in certain margins while balancing its basis hedges, during the first quarter of 2022 CNX purchased, rather than sold, financial swaps for the period April through October of 2022. In order to enhance production flexibility, during the first quarter of 2021, CNX purchased, rather than sold, financial swaps for the period April through October of 2021. Under these purchased financial swaps, CNX will pay a fixed price to and receive a floating price from its hedge counterparties.

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
For a summary of accounting policies related to derivative instruments, see Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of CNX's 2021 Form 10-K.
CNX's open gas derivative instruments can cause earnings volatility relative to changes in market prices until the derivative contracts are either settled or are monetized prior to settlement. At March 31, 2022 and December 31, 2021 our open gas derivative instruments were in net liability positions with fair values of $2,432 million and $976 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at March 31, 2022 and December 31, 2021. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $876 million and $625 million at March 31, 2022 and December 31, 2021, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $733 million and $607 million at March 31, 2022 and December 31, 2021, respectively.

CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company uses derivative instruments to manage risk related to interest rates. These instruments change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. At March 31, 2022 and December 31, 2021, CNX had $1,923 million and $1,839 million, respectively, aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $17 million each. At March 31, 2022 and December 31, 2021, CNX had $306 million and $377 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to CNX's revolving credit facility, under which there were $96 million of borrowings at March 31, 2022 and $192 million at December 31, 2021, and CNXM's revolving credit facility, under which there were $210 million of borrowings at March 31, 2022 and $185 million at December 31, 2021. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of March 31, 2022 and December 31, 2021 by $3 million and $4 million, respectively, on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of April 7, 2022, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2022 Fixed Price Volumes*
Hedged Bcf	N/A	123.4	124.8	118.2	366.4
Weighted Average Hedge Price per Mcf	N/A	$2.34	$2.34	$2.41	$2.37
2023 Fixed Price Volumes
Hedged Bcf	96.1	106.4	107.5	107.5	402.5 **
Weighted Average Hedge Price per Mcf	$2.66	$2.31	$2.31	$2.36	$2.38
2024 Fixed Price Volumes
Hedged Bcf	93.0	89.1	90.0	90.0	362.1
Weighted Average Hedge Price per Mcf	$2.31	$2.26	$2.26	$2.26	$2.28
2025 Fixed Price Volumes
Hedged Bcf	74.1	81.1	82.0	82.0	314.3 **
Weighted Average Hedge Price per Mcf	$2.26	$2.35	$2.35	$2.35	$2.32
2026 Fixed Price Volumes
Hedged Bcf	57.6	67.6	68.2	68.2	261.6
Weighted Average Hedge Price per Mcf	$2.48	$2.57	$2.57	$2.57	$2.55
2027 Fixed Price Volumes
Hedged Bcf	6.8	6.9	6.9	6.9	27.5
Weighted Average Hedge Price per Mcf	$2.51	$2.51	$2.51	$2.51	$2.51
*Excludes purchased swaps. The Company's purchased swaps are as follows:

	For the Three Months Ended
	June 30,	September 30,	December 31,
Purchased Basis Swaps	2022	2022	2022	Total Year
Hedged Bcf	6.7	$6.7	2.3	15.7
Weighted Average Fixed Price per Mcf	$(1.13)	$(1.13)	$(1.13)	$(1.13)
**Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2022 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A.     RISK FACTORS
The financial conditions and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in "Item 1A. Risk Factors" in CNX's 2021 Form 10-K. The risks described could materially and adversely affect CNX's business, financial condition, cash flows, and results of operations. CNX may experience additional risks and uncertainties not currently known; or, as a result of developments occurring in the future, conditions that are currently deemed to be immaterial may also materially and adversely affect CNX's business, financial condition, cash flows, and results of operations. There have been no material changes to the Company’s risk factors since the 2021 Form 10-K was filed.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the three months ended March 31, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
January 1, 2022- January 31, 2022	2,786,604	$14.92	2,526,426	$976,618
February 1, 2022- February 28, 2022	2,645,686	$15.59	2,524,736	$937,178
March 1, 2022- March 31, 2022	4,031,568	$18.25	4,030,234	$863,633
Total	9,463,858		9,081,396

(1) Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(2) Shares repurchased as part of the Company's current $1,900 million share repurchase program authorized by the Board of Directors, which is not subject to an expiration date. See Note 14 - Stock Repurchase in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for more information.

ITEM 6.EXHIBITS

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

Dated: April 28, 2022

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