Form 10-Q
period 2022-06-30
CNX Resources Corp
filed 2022-07-28
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of July 19, 2022
Common stock, $0.01 par value	189,452,074

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

PART I : FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
(Unaudited)	June 30,		June 30,
Revenue and Other Operating Income (Loss):	2022	2021	2022	2021
Natural Gas, NGLs and Oil Revenue	$1,003,406	$369,449	$1,748,030	$750,674
Loss on Commodity Derivative Instruments	(652,643)	(538,859)	(2,379,036)	(505,445)
Purchased Gas Revenue	46,552	16,706	92,393	50,190
Other Revenue and Operating Income	23,103	25,494	45,933	50,445
Total Revenue and Other Operating Income (Loss)	420,418	(127,210)	(492,680)	345,864
Costs and Expenses:
Operating Expense
Lease Operating Expense	14,282	10,248	29,680	19,516
Production, Ad Valorem and Other Fees	9,958	7,445	19,885	13,413
Transportation, Gathering and Compression	88,357	84,114	176,644	161,273
Depreciation, Depletion and Amortization	116,180	122,607	234,803	251,551
Exploration and Production Related Other Costs	4,712	2,929	6,400	5,006
Purchased Gas Costs	46,041	14,551	90,858	46,961
Selling, General, and Administrative Costs	30,454	23,677	62,014	51,998
Other Operating Expense	20,539	15,140	32,709	30,798
Total Operating Expense	330,523	280,711	652,993	580,516
Other Expense
Other Expense	5,179	5,865	4,441	10,231
Gain on Asset Sales and Abandonments, net	(6,240)	(7,186)	(19,634)	(10,060)
Loss on Debt Extinguishment	12,981	—	12,981	—
Interest Expense	31,051	39,576	58,121	75,948
Total Other Expense	42,971	38,255	55,909	76,119
Total Costs and Expenses	373,494	318,966	708,902	656,635
Earnings (Loss) Before Income Tax	46,924	(446,176)	(1,201,582)	(310,771)
Income Tax Expense (Benefit)	13,567	(92,117)	(311,997)	(54,737)
Net Income (Loss)	$33,357	$(354,059)	$(889,585)	$(256,034)

Earnings (Loss) per Share
Basic	$0.17	$(1.61)	$(4.52)	$(1.16)
Diluted	$0.15	$(1.61)	$(4.52)	$(1.16)

Dividends Declared	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
(Unaudited)	2022	2021	2022	2021
Net Income (Loss)	$33,357	$(354,059)	$(889,585)	$(256,034)
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $(48), $(48), $(96), $(96))	135	136	270	271

Comprehensive Income (Loss)	$33,492	$(353,923)	$(889,315)	$(255,763)

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$238	$3,565
Accounts and Notes Receivable:
Trade, net	447,464	330,122
Other Receivables, net	6,010	8,924
Supplies Inventories	14,490	6,147
Recoverable Income Taxes	—	72
Derivative Instruments	137,492	95,002
Prepaid Expenses	12,503	15,975
Total Current Assets	618,197	459,807
Property, Plant and Equipment:
Property, Plant and Equipment	11,606,088	11,362,102
Less—Accumulated Depreciation, Depletion and Amortization	4,593,364	4,372,619
Total Property, Plant and Equipment—Net	7,012,724	6,989,483
Other Non-Current Assets:
Operating Lease Right-of-Use Assets	176,613	56,022
Derivative Instruments	420,291	131,994
Goodwill	323,314	323,314
Other Intangible Assets	80,266	83,543
Deferred Income Taxes	14,107	—
Other	50,378	56,588
Total Other Non-Current Assets	1,064,969	651,461
TOTAL ASSETS	$8,695,890	$8,100,751

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	June 30, 2022	December 31, 2021
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$154,449	$121,751
Derivative Instruments	1,210,715	521,598
Current Portion of Finance Lease Obligations	637	555
Current Portion of Long-Term Debt	322,622	—
Current Portion of Operating Lease Obligations	40,951	22,940
Other Accrued Liabilities	302,599	287,732
Total Current Liabilities	2,031,973	954,576
Non-Current Liabilities:
Long-Term Debt	1,907,074	2,214,121
Finance Lease Obligations	1,342	1,218
Operating Lease Obligations	139,428	33,672
Derivative Instruments	1,899,736	687,354
Deferred Income Taxes	—	328,601
Asset Retirement Obligations	88,463	88,859
Other	90,850	92,077
Total Non-Current Liabilities	4,126,893	3,445,902
TOTAL LIABILITIES	6,158,866	4,400,478
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 191,400,910 Issued and Outstanding at June 30, 2022; 203,531,320 Issued and Outstanding at December 31, 2021	1,918	2,039
Capital in Excess of Par Value	2,665,440	2,834,863
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
(Accumulated Deficit) Retained Earnings	(116,081)	877,894
Accumulated Other Comprehensive Loss	(14,253)	(14,523)
TOTAL STOCKHOLDERS' EQUITY	2,537,024	3,700,273
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,695,890	$8,100,751

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands) (Unaudited)	Common Stock	Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
March 31, 2022	$1,955	$2,691,950	$(110,005)	$(14,388)	$2,569,512
Net Income	—	—	33,357	—	33,357
Issuance of Common Stock	1	374	—	—	375
Purchase and Retirement of Common Stock	(38)	(30,606)	(39,350)	—	(69,994)
Shares Withheld for Taxes	—	—	(83)	—	(83)
Amortization of Stock-Based Compensation Awards	—	3,722	—	—	3,722
Other Comprehensive Income	—	—	—	135	135
June 30, 2022	$1,918	$2,665,440	$(116,081)	$(14,253)	$2,537,024
(Dollars in thousands) (Unaudited)
March 31, 2021	$2,207	$2,959,934	$1,563,318	$(15,049)	$4,510,410
Net Loss	—	—	(354,059)	—	(354,059)
Issuance of Common Stock	—	2	—	—	2
Purchase and Retirement of Common Stock	(17)	(13,030)	(9,644)	—	(22,691)
Shares Withheld for Taxes	—	—	(45)	—	(45)
Amortization of Stock-Based Compensation Awards	1	3,177	—	—	3,178
Other Comprehensive Income	—	—	—	136	136
June 30, 2021	$2,191	$2,950,083	$1,199,570	$(14,913)	$4,136,931

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
December 31, 2021	$2,039	$2,834,863	$877,894	$(14,523)	$3,700,273
(Unaudited)
Net Loss	—	—	(889,585)	—	(889,585)
Issuance of Common Stock	2	981	—	—	983
Purchase and Retirement of Common Stock	(129)	(103,167)	(117,672)	—	(220,968)
Shares Withheld for Taxes	—	—	(5,665)	—	(5,665)
Amortization of Stock-Based Compensation Awards	6	11,047	—	—	11,053
Other Comprehensive Income	—	—	—	270	270
Cumulative Effect of Adoption of New Accounting Standard	—	(78,284)	18,947	—	(59,337)
June 30, 2022	$1,918	$2,665,440	$(116,081)	$(14,253)	$2,537,024
(Dollars in thousands)
December 31, 2020	$2,208	$2,959,357	$1,476,056	$(15,184)	$4,422,437
(Unaudited)
Net Loss	—	—	(256,034)	—	(256,034)
Issuance of Common Stock	7	4,794	—	—	4,801
Purchase and Retirement of Common Stock	(31)	(24,731)	(15,916)	—	(40,678)
Shares Withheld for Taxes	—	—	(4,536)	—	(4,536)
Amortization of Stock-Based Compensation Awards	7	10,696	—	—	10,703
Equity Component of Convertible Senior Notes, net of Issuance Costs	—	(33)	—	—	(33)
Other Comprehensive Income	—	—	—	271	271
June 30, 2021	$2,191	$2,950,083	$1,199,570	$(14,913)	$4,136,931

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended
Dollars in Thousands	June 30,
Cash Flows from Operating Activities:	2022	2021
Net Loss	$(889,585)	$(256,034)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	234,803	251,551
Amortization of Deferred Financing Costs	4,115	12,156
Stock-Based Compensation	11,053	10,703
Gain on Asset Sales and Abandonments, net	(19,634)	(10,060)
Loss on Debt Extinguishment	12,981	—
Loss on Commodity Derivative Instruments	2,379,036	505,445
Gain on Other Derivative Instruments	(7,353)	(4,659)
Net Cash Paid in Settlement of Commodity Derivative Instruments	(800,971)	(7,954)
Deferred Income Taxes	(319,814)	(54,970)
Other	2,323	(704)
Changes in Operating Assets:
Accounts and Notes Receivable	(118,619)	(18,191)
Recoverable Income Taxes	72	88
Supplies Inventories	(8,343)	1,936
Prepaid Expenses	3,407	586
Changes in Other Assets	1,843	(1,084)
Changes in Operating Liabilities:
Accounts Payable	28,508	14,701
Accrued Interest	(1,466)	14,762
Other Operating Liabilities	16,820	720
Changes in Other Liabilities	(814)	(117)
Net Cash Provided by Operating Activities	528,362	458,875
Cash Flows from Investing Activities:
Capital Expenditures	(258,984)	(252,387)
Proceeds from Asset Sales	26,530	11,969
Net Cash Used in Investing Activities	(232,454)	(240,418)
Cash Flows from Financing Activities:
Payments on Long-Term Notes	(26,969)	—
Net Proceeds from (Payments on) CNXM Revolving Credit Facility	3,300	(131,000)
Net Payments on CNX Revolving Credit Facility	(58,350)	(800)
Net Payments on CSG Non-Revolving Credit Facilities	—	(13,113)
Net Payments on Other Debt	(311)	(2,526)
Proceeds from Issuance of Common Stock	983	4,801
Shares Withheld for Taxes	(5,665)	(4,536)
Purchases of Common Stock	(211,967)	(46,678)
Debt Issuance and Financing Fees	(256)	(1,320)
Net Cash Used in Financing Activities	(299,235)	(195,172)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(3,327)	23,285
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,565	21,599
Cash, Cash Equivalents, and Restricted Cash at End of Period	$238	$44,884

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for future periods.

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statement of cash flows:

	June 30,
	2022	2021
Cash and Cash Equivalents	$238	$39,365
Restricted Cash, Current Portion	—	768
Restricted Cash, Less Current Portion	—	4,751
Total Cash, Cash Equivalents, and Restricted Cash	$238	$44,884

Restricted cash at June 30, 2021 consisted of cash that the Company was contractually obligated to maintain in accordance with the terms of the Cardinal States Gathering LLC and CSG Holdings II LLC Credit Agreement, each dated March 13, 2020. In August 2021, CNX repaid in full the outstanding principal on both of these non-revolving credit facilities and terminated the Credit Agreements.

Receivables

As of June 30, 2022 and December 31, 2021, Accounts Receivable - Trade were $447,464 and $330,122, respectively, and Other Receivables were $6,010 and $8,924, respectively.

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

The following represents activity related to the allowance for credit losses for the six months ended:

	June 30,
	2022	2021
Allowance for Credit Losses - Trade, Beginning of Year	$84	$84
Provision for Expected Credit Losses	—	—
Allowance for Credit Losses - Trade, End of Period	$84	$84

Allowance for Credit Losses - Other Receivables, Beginning of Year	$3,322	$3,248
Provision for Expected Credit Losses	(376)	(55)
Write-off of Uncollectible Accounts	(178)	(15)
Allowance for Credit Losses - Other Receivables, End of Period	$2,768	$3,178

NOTE 2—EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income or net loss by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include, if dilutive, additional shares from stock options, restricted stock units, performance share units and shares issuable upon conversion of CNX's outstanding 2.25% convertible senior notes due May 2026 (the "Convertible Notes") (See Note 9 – Long-Term Debt). The number of additional shares is calculated by assuming that outstanding stock options were exercised, that outstanding restricted stock units and performance share units were released, that the shares that are issuable from the conversion of the Convertible Notes are issued (subject to the considerations discussed further in the paragraph below), and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. In periods when CNX recognizes a net loss, the impact of outstanding stock awards and the potential share settlement impact related to CNX's Convertible Notes are excluded from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Anti-Dilutive Options	6,796	3,029,168	2,303,516	3,029,168
Anti-Dilutive Restricted Stock Units	57,050	2,484,443	2,524,803	2,484,443
Anti-Dilutive Performance Share Units	—	1,011,443	2,119,458	1,011,443
	63,846	6,525,054	6,947,777	6,525,054

The Convertible Notes, if converted by the holder, may be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election. The Company expects to settle the principal amount of the Convertible Notes in cash. ASU 2020-06 amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method (See Note 9 – Long-Term Debt for more information). The if-converted method assumes the conversion of convertible instruments occurs at the beginning of the reporting period and diluted weighted average shares outstanding includes the common shares issuable upon conversion of the convertible instruments. The conversion spread has a dilutive impact on diluted earnings per share when the average market price of the Company's common stock for a given period exceeds the initial conversion price of $12.84 per share for the Convertible Notes. In connection with the Convertible Notes' issuance, the Company entered into privately negotiated capped call transactions with certain counterparties (the "Capped Calls" and "Capped Call Transactions"), which were not included in calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Options	53,180	205	136,604	656,573
Restricted Stock Units	43,241	34,056	959,162	735,813
Performance Share Units	—	—	72,353	291,653
	96,421	34,261	1,168,119	1,684,039
The computations for basic and diluted earnings (loss) per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net Income (Loss)	$33,357	$(354,059)	$(889,585)	$(256,034)
Basic Earnings Available to Shareholders	$33,357	$(354,059)	$(889,585)	$(256,034)

Effect of Dilutive Securities:
Add Back Interest on Convertible Notes (Net of Tax)	$1,376	$—	$—	$—
Diluted Earnings Available to Shareholders	$34,733	$(354,059)	$(889,585)	$(256,034)

Weighted-Average Shares of Common Stock Outstanding	194,021,639	219,897,242	196,921,836	219,910,365
Effect of Diluted Shares:*
Options	1,349,984	—	—	—
Restricted Stock Units	1,603,876	—	—	—
Performance Share Units	1,681,326	—	—	—
Convertible Notes	25,751,869	—	—	—
Weighted-Average Diluted Shares of Common Stock Outstanding	224,408,694	219,897,242	196,921,836	219,910,365

Earnings (Loss) per Share:
Basic	$0.17	$(1.61)	$(4.52)	$(1.16)
Diluted	$0.15	$(1.61)	$(4.52)	$(1.16)
*During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards and the potential share settlement impact related to CNX's Convertible Notes are antidilutive.

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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from Contracts with Customers:
Natural Gas Revenue	$934,127	$320,982	$1,609,401	$668,358
NGL Revenue	63,774	41,521	128,569	73,384
Oil/Condensate Revenue	5,505	6,946	10,060	8,932
Total Natural Gas, NGL and Oil Revenue	1,003,406	369,449	1,748,030	750,674

Purchased Gas Revenue	46,552	16,706	92,393	50,190

Other Sources of Revenue and Other Operating Income (Loss):
Loss on Commodity Derivative Instruments	(652,643)	(538,859)	(2,379,036)	(505,445)
Other Revenue and Operating Income	23,103	25,494	45,933	50,445
Total Revenue and Other Operating Income (Loss)	$420,418	$(127,210)	$(492,680)	$345,864

The disaggregated revenue information corresponds with the Company’s segment reporting found in Note 13 – Segment Information.

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

For natural gas, NGL and oil revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $38,605 as of June 30, 2022.

The Company expects to recognize net revenue of $18,121 in the next 12 months and $12,750 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGL and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For the three and six months ended June 30, 2022 and 2021, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—INCOME TAXES:

The effective tax rates for the three and six months ended June 30, 2022 were 28.9% and 26.0%, respectively. The effective tax rates for the three and six months ended June 30, 2021 were 20.6% and 17.6%, respectively. The effective tax rate for the three and six months ended June 30, 2022 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of certain permanent differences related to the repurchase of the Convertible Notes (see Note 9 – Long-Term Debt for more information), equity compensation and state taxes. The effective tax rate for the three and six months ended June 30, 2021 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of equity compensation and state taxes.

The total amount of uncertain tax positions at June 30, 2022 and December 31, 2021 was $67,805. If these uncertain tax positions were recognized, approximately $67,805 would affect CNX's effective tax rate at June 30, 2022 and December 31, 2021. There was no change to the unrecognized tax benefits during the three and six months ended June 30, 2022.

CNX recognizes accrued interest and penalties related to uncertain tax positions in interest expense and income tax expense, respectively. As of June 30, 2022 and December 31, 2021, CNX had no accrued liabilities for interest and penalties related to uncertain tax positions.

CNX and its subsidiaries file federal income tax returns with the United States and tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2018.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT:

	June 30, 2022	December 31, 2021
Intangible Drilling Cost	$5,395,180	$5,247,800
Gas Gathering Equipment	2,512,621	2,483,561
Proved Gas Properties	1,321,653	1,312,706
Gas Wells and Related Equipment	1,260,268	1,202,731
Unproved Gas Properties	735,831	730,400
Surface Land and Other Equipment	193,085	194,655
Other	187,450	190,249
Total Property, Plant and Equipment	11,606,088	11,362,102
Less: Accumulated Depreciation, Depletion and Amortization	4,593,364	4,372,619
Total Property, Plant and Equipment - Net	$7,012,724	$6,989,483

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS:

In December 2017, CNX Gas entered into a purchase agreement with Noble Energy, LLC ("Noble") pursuant to which it acquired Noble’s 50% membership interest in CNX Gathering, LLC (then named CONE Gathering LLC) ("CNX Gathering"), for a cash purchase price of $305,000 (the "Midstream Acquisition").

Prior to the Midstream Acquisition, the Company accounted for its 50% interest in CNX Gathering as an equity method investment as the Company had the ability to exercise significant influence, but not control, over the operating and financial policies of the midstream operations. In conjunction with the Midstream Acquisition, the Company obtained a controlling interest in CNX Gathering and control over CNX Midstream Partners, LP ("CNXM"). Accordingly, the Midstream Acquisition was accounted for as a business combination using the acquisition method of accounting pursuant to ASC Topic 805, Business Combinations, or ASC 805. ASC 805 requires that, in circumstances where a business combination is achieved in stages (or step acquisition), previously held equity interests are remeasured at fair value. The fair value assigned to the previously held equity interest in CNX Gathering and CNXM was $799,033 and was determined using the income approach, based on a discounted cash flow methodology.

As part of the allocation of purchase price and in connection with the fair value of consideration transferred at closing on January 3, 2018, CNX recorded $796,359 of goodwill and $128,781 of other intangible assets which are comprised of customer relationships.

The accumulated impairment losses on goodwill was $473,045, resulting in a carrying value of $323,314, at both June 30, 2022 and December 31, 2021.

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	June 30, 2022	December 31, 2021
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	29,486	26,209
Total Other Intangible Assets, net	$80,266	$83,543

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets for the three and six months ended June 30, 2022 was $1,638 and 3,277, respectively. Amortization expense related to other intangible assets for the three and six months ended June 30, 2021 was $1,638 and $3,276, respectively. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 7—REVOLVING CREDIT FACILITIES:
CNX:
On May 5, 2022, CNX amended its Third Amended and Restated Credit Agreement dated October 6, 2021, which provides for a senior secured revolving credit facility (as amended, the "CNX Credit Agreement"). Revisions were made to replace LIBOR as a benchmark interest rate with SOFR, or the secured overnight financing rate. Following the amendment, CNX remains the borrower and certain of its subsidiaries (not including CNXM) as guarantor loan parties on CNX Credit Agreement. The CNX Credit Agreement replaced the prior CNX revolving credit facility and remains subject to semi-annual redetermination. The CNX Credit Agreement has a $2,250,000 borrowing base and $1,300,000 in elected commitments, including borrowings and letters of credit. The CNX Credit Agreement matures on October 6, 2026, provided that if at any time on or after January 30, 2026, if any of the Company’s Convertible Notes are outstanding and (a) availability under the CNX Credit Agreement minus (b) the aggregate principal amount of all such outstanding Convertible Senior Notes is less than 20% of the aggregate commitments under the CNX Credit Agreement (the first such date, the "Springing Maturity Date"), then the CNX Credit Agreement will mature on the Springing Maturity Date.

In addition to refinancing all outstanding amounts under the prior CNX revolving credit facility, borrowings under the CNX Credit Agreement may be used by CNX for general corporate purposes.

Under the terms of the CNX Credit Agreement, borrowings will bear interest at CNX's option at either:

•the highest of (i) PNC Bank, National Association’s prime rate, (ii) the federal funds open rate plus 0.50%, and (iii) the one-month SOFR rate plus 1.0%, in each case, plus a margin ranging from 0.75% to 1.75%; or
•the SOFR rate plus a margin ranging from 1.85% to 2.85%.

The availability under the CNX Credit Agreement, including availability for letters of credit, is generally limited to a borrowing base, which is determined by the required number of lenders in good faith by calculating a loan value of the Company’s proved reserves.

The CNX Credit Agreement also requires that CNX maintain a maximum net leverage ratio of no greater than 3.50 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding derivative asset/liability position, and convertible note liability until one year prior to maturity, and borrowings under the revolver, measured quarterly. The calculation of all of the ratios exclude CNXM. CNX was in compliance with all financial covenants as of June 30, 2022.

At June 30, 2022, the CNX Credit Agreement had $133,650 of borrowings outstanding and $172,965 of letters of credit outstanding, leaving $993,385 of unused capacity. At December 31, 2021, the CNX Credit Agreement had $192,000 of borrowings outstanding and $184,131 of letters of credit outstanding, leaving $923,869 of unused capacity.

CNX Midstream Partners LP (CNXM):
On May 5, 2022 CNXM amended its Amended and Restated Credit Agreement dated October 6, 2021, which provides for a $600,000 senior secured revolving credit facility (as amended, the "CNXM Credit Agreement") that matures on October 6, 2026. Revisions were made to replace LIBOR as a benchmark interest rate with SOFR, or the secured overnight financing rate. CNXM remains the borrower and certain of its subsidiaries remain as guarantor loan parties on the Amended and Restated Credit Agreement. The CNXM Credit Agreement replaced the prior CNXM revolving credit facility and is not subject to semi-annual redetermination. CNX is not a guarantor under the CNXM Credit Agreement.
In addition to refinancing all outstanding amounts under the prior CNXM revolving credit facility, borrowings under the CNXM Credit Agreement may be used by CNXM for general corporate purposes.

Interest on outstanding indebtedness under the CNXM Credit Agreement currently accrues, at CNXM's option, at a rate based on either:
•the highest of (i) PNC Bank, National Association’s prime rate, (ii) the federal funds open rate plus 0.50%, and (iii) the one-month SOFR rate plus 1.0%, in each case, plus a margin ranging from 1.00% to 2.00%; or
•the SOFR rate plus a margin ranging from 2.10% to 3.10%.

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum net leverage ratio of no greater than between 5.00 to 1.00 ranging to no greater than 5.25 to 1.00 in certain circumstances; (y) a maximum secured leverage ratio of no greater than 3.25 to 1.00 and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00; in each case as calculated in accordance with the terms and definitions determining such ratios contained in the CNXM Credit Agreement. CNXM was in compliance with all financial covenants as of June 30, 2022.

At June 30, 2022, the CNXM Credit Agreement had $188,300 of borrowings outstanding and $30 of letters of credit outstanding, leaving $411,670 of unused capacity. At December 31, 2021, the CNXM Credit Agreement had $185,000 of borrowings outstanding and $30 of letters of credit outstanding, leaving $414,970 of unused capacity.

NOTE 8—OTHER ACCRUED LIABILITIES:

	June 30, 2022	December 31, 2021
Royalties	$184,769	$152,498
Accrued Interest	34,568	36,035
Deferred Revenue	15,724	18,984
Transportation Charges	14,705	15,808
Accrued Other Taxes	13,553	12,681
Short-Term Incentive Compensation	6,114	19,591
Accrued Payroll & Benefits	5,868	5,747
Litigation Contingency	5,683	1,200
Purchased Gas Payable	1,257	757
Other	10,950	15,435
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	7,529	7,154
Salary Retirement	1,879	1,842
Total Other Accrued Liabilities	$302,599	$287,732

NOTE 9—LONG-TERM DEBT:

	June 30, 2022	December 31, 2021
Senior Notes due March 2027 at 7.25% (Principal of $700,000 plus Unamortized Premium of $5,070 and $5,609, respectively)	$705,070	$705,609
Senior Notes due January 2029 at 6.00%, Issued at Par Value	500,000	500,000
CNX Midstream Partners LP Senior Notes due April 2030 at 4.75% (Principal of $400,000 less Unamortized Discount of $4,519 and $4,808, respectively )*	395,481	395,192
Convertible Senior Notes due May 2026 at 2.25% (Principal of $330,654 and $345,000 less Unamortized Discount and Issuance Costs of $7,377 and $91,284, respectively)	323,277	253,716
CNX Midstream Partners LP Revolving Credit Facility*	188,300	185,000
CNX Revolving Credit Facility	133,650	192,000
Less: Unamortized Debt Issuance Costs	16,082	17,396
	2,229,696	2,214,121
Less: Current Portion	322,622	—
Long-Term Debt	$1,907,074	$2,214,121
*CNX is not a guarantor of CNXM's 4.75% Senior Notes due April 2030 or CNXM's Credit Facility.

In April 2020, CNX issued $345,000 in aggregate principal amount of Convertible Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, including $45,000 aggregate principal amount of Convertible Notes issued pursuant to the exercise in full of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes are senior, unsecured obligations of the Company. The Convertible Notes bear interest at a fixed rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2020. Proceeds from the issuance of the Convertible Notes totaled $334,650, net of initial purchaser discounts and issuance costs. The Convertible Notes are guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).

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

The Convertible Notes will mature on May 1, 2026, unless earlier repurchased, redeemed or converted. Before February 1, 2026, note holders will have the right to convert their Convertible Notes only upon the occurrence of the following events:

•during any calendar quarter (and only during such calendar quarter) commencing after June 30, 2020, if the Last Reported Sale Price per share of Common Stock exceeds one hundred and thirty percent (130%) of the Conversion

Price for each of at least twenty (20) Trading Days (whether or not consecutive) during the thirty (30) consecutive Trading Days ending on, and including, the last Trading Day of the immediately preceding calendar quarter;
•during the five (5) consecutive Business Days immediately after any ten (10) consecutive trading day period (such ten (10) consecutive Trading Day period, the "Measurement Period") if the trading Price per $1,000 principal amount of Notes, as determined following a request by a Holder in accordance with the procedures set forth below, for each trading day of the Measurement Period was less than ninety eight percent (98%) of the product of the last reported sale price per share of common stock on such trading day and the conversion rate on such trading day;
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

Pursuant to the terms of the Convertible Notes indenture, the Sale Price per share of Common Stock condition for conversion of the Convertible Notes was satisfied as of June 30, 2022, and, accordingly, holders of Convertible Notes are permitted to convert any of their Convertible Notes, at their option, at any time during the quarter beginning on July 1, 2022 and ending on September 30, 2022, subject to all terms and conditions set forth in the Convertible Notes indenture. Therefore, as of June 30, 2022, the net carrying value of the Convertible Notes was classified as current in the Consolidated Balance Sheet.

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

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

	June 30, 2022	December 31, 2021
Liability Component:
Principal	$330,654	$345,000
Unamortized Discount	—	(85,950)
Unamortized Issuance Costs	(7,377)	(5,334)
Net Carrying Amount	$323,277	$253,716

Fair Value	$501,767	$453,765
Fair Value Hierarchy	Level 2	Level 2

Equity Component, net of Purchase Discounts and Issuance Costs	$—	$78,284

Interest expense related to the Convertible Notes is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Contractual Interest Expense	$1,918	$1,941	$3,857	$3,881
Amortization of Debt Discount	—	3,809	—	7,531
Amortization of Issuance Costs	483	256	954	509
Total Interest Expense	$2,401	$6,006	$4,811	$11,921

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

During the three months ended June 30, 2022, CNX purchased $14,346 of its outstanding Convertible Notes. As part of this transaction, a loss of $12,981 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income during the three and six months ended June 30, 2022.

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

At June 30, 2022, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third-parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on CNX's financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$169,908	$169,908	$—	$—	$—
Other	3,087	3,087	—	—	—
Total Letters of Credit	172,995	172,995	—	—	—
Surety Bonds:
Employee-Related	2,600	2,600	—	—	—
Environmental	12,054	5,884	6,170	—	—
Financial Guarantees	81,270	81,270	—	—	—
Other	8,791	7,223	1,568	—	—
Total Surety Bonds	104,715	96,977	7,738	—	—
Total Commitments	$277,710	$269,972	$7,738	$—	$—

Excluded from the above table are commitments and guarantees entered into in conjunction with the spin-off of the Company's coal business in November 2017. Although CONSOL has agreed to indemnify CNX to the extent that CNX would be called upon to pay any of these liabilities, there is no assurance that CONSOL will satisfy its obligations to indemnify CNX in the event that CNX is so called upon (See "Item 1A. Risk Factors" in CNX's 2021 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 for additional information).

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of June 30, 2022, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$253,598
1 - 3 years	446,421
3 - 5 years	385,865
More than 5 years	826,383
Total Purchase Obligations	$1,912,267

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

In June 2019, CNX entered into an interest rate swap agreement related to $160,000 of borrowings under the CNX Credit Facility which has the economic effect of modifying the variable-interest obligation into a fixed-interest obligation over a three-year period. In March 2020, this swap was terminated and replaced via a new interest rate swap, effective immediately, into a new four-year interest rate swap inclusive of a put option at zero basis points.

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

CNX enters into financial derivative instruments (over-the-counter swaps) to manage its exposure to natural gas price fluctuations. Typically, CNX "sells" swaps under which it receives a fixed price from counterparties and pays a floating market price. In order to lock in certain margins while balancing its basis hedges, during the first quarter of 2022, CNX purchased, rather than sold, financial swaps for the period April through October of 2022. In order to enhance production flexibility, during the first quarter of 2021, CNX purchased, rather than sold, financial swaps for the period April through October of 2021. Under these purchased financial swaps, CNX pays a fixed price to and receive a floating price from its hedge counterparties. Purchased swaps have the effect of reducing total hedged volumes for the period of the swap. Natural gas commodity hedges are accounted for on a mark-to-market basis with changes in fair value recorded in current period earnings.

CNX is exposed to credit risk in the event of non-performance by counterparties. The creditworthiness of counterparties is subject to continuing review. The Company has not experienced any issues of non-performance by derivative counterparties.

None of the Company's counterparty master agreements currently require CNX to post collateral for any of its positions. However, as stated in the applicable counterparty master agreements, if CNX's obligations with one of its counterparties cease to be secured on the same basis as similar obligations with the other lenders under the credit facility, CNX would have to post collateral for instruments in a liability position in excess of defined thresholds. All of the Company's derivative instruments are subject to master netting arrangements with our counterparties. CNX recognizes all financial derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets on a gross basis.

Each of the Company's counterparty master agreements allows, in the event of default, the ability to elect early termination of outstanding contracts. If early termination is elected, CNX and the applicable counterparty would net settle all open hedge positions.

The total notional amounts of CNX's derivative instruments were as follows:

	June 30,		December 31,	Forecasted to
	2022		2021	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,715.6		1,686.1	2027
Natural Gas Basis Swaps (Bcf)	1,259.5	*	1,233.3	2027
Interest Rate Swaps	$410,000		$410,000	2024
*Net of purchased natural gas basis swaps of 9.0 Bcf.

The gross fair value of CNX's derivative instruments was as follows:

	June 30,	December 31,
	2022	2021
Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$3,974	$92
Basis Only Swaps	125,654	94,682
Interest Rate Swaps	7,864	228
Total Current Assets	$137,492	$95,002

Other Non-Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$26,444	$12,419
Basis Only Swaps	387,508	119,077
Interest Rate Swaps	6,339	498
Total Other Non-Current Assets	$420,291	$131,994

Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$1,152,278	$505,460
Basis Only Swaps	51,463	13,206
Interest Rate Swaps	6,974	2,932
Total Current Liabilities	$1,210,715	$521,598

Non-Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$1,864,954	$642,442
Basis Only Swaps	29,121	41,332
Interest Rate Swaps	5,661	3,580
Total Non-Current Liabilities	$1,899,736	$687,354

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash (Paid) Received in Settlement of Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	$(558,374)	$(16,492)	$(830,193)	$(9,942)
Basis Swaps	27,983	6,133	28,961	1,988
Total Cash Paid in Settlement of Commodity Derivative Instruments	(530,391)	(10,359)	(801,232)	(7,954)

Unrealized (Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	(197,309)	(629,688)	(1,851,422)	(727,147)
Basis Swaps	75,057	101,188	273,618	229,656
Total Unrealized Loss on Commodity Derivative Instruments	(122,252)	(528,500)	(1,577,804)	(497,491)

(Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	(755,683)	(646,180)	(2,681,615)	(737,089)
Basis Swaps	103,040	107,321	302,579	231,644
Total Loss on Commodity Derivative Instruments	$(652,643)	$(538,859)	$(2,379,036)	$(505,445)

The effect of interest rate swaps on Interest Expense in the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash Paid in Settlement of Interest Rate Swaps	$(763)	$(1,240)	$(1,700)	$(2,467)
Unrealized Gain on Interest Rate Swaps	2,131	465	7,353	4,659
Gain (Loss) on Interest Rate Swaps	$1,368	$(775)	$5,653	$2,192

The Company also enters into fixed price natural gas sales agreements that are satisfied by physical delivery. These physical commodity contracts qualify for the normal purchases and normal sales exception and are not subject to derivative instrument accounting.

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS:

CNX determines the fair value of assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. The fair value hierarchy is based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources (including NYMEX forward curves, LIBOR and SOFR-based discount rates and basis forward curves), while unobservable inputs reflect the Company's own assumptions of what market participants would use.
The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below:
Level 1 - Quoted prices for identical instruments in active markets.
Level 2 - The fair value of the assets and liabilities included in Level 2 are based on standard industry income approach models that use significant observable inputs, including NYMEX forward curves, LIBOR and SOFR-based discount rates and basis forward curves.
Level 3 - Unobservable inputs significant to the fair value measurement supported by little or no market activity.
In those cases when the inputs used to measure fair value meet the definition of more than one level of the fair value hierarchy, the lowest level input that is significant to the fair value measurement in its totality determines the applicable level in the fair value hierarchy.
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at June 30, 2022			Fair Value Measurements at December 31, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Gas Derivatives	$—	$(2,553,974)	$—	$—	$(976,170)	$—
Interest Rate Swaps	$—	$1,568	$—	$—	$(5,786)	$—

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$238	$238	$3,565	$3,565
Long-Term Debt (Excluding Debt Issuance Costs)*	$2,245,778	$2,292,108	$2,231,517	$2,483,019
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

*On January 1, 2022, the Company adopted ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity using the modified transition approach with the cumulative effect recognized as an adjustment to the opening balance of retained earnings (See Note 9 – Long-Term Debt for more information).

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

Industry segment results for the three months ended June 30, 2022 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$923,269	$79,583	$554	$1,003,406	(A)
Purchased Gas Revenue	—	—	46,552	46,552
Loss on Commodity Derivative Instruments	(489,026)	(41,222)	(122,395)	(652,643)
Other Revenue and Operating Income	17,990	—	5,113	23,103	(B)
Total Revenue and Other Operating Income (Loss)	$452,233	$38,361	$(70,176)	$420,418
Total Operating Expense	$189,884	$31,470	$109,169	$330,523
Earnings (Loss) Before Income Tax	$262,349	$6,891	$(222,316)	$46,924
Segment Assets	$6,417,552	$969,944	$1,308,394	$8,695,890	(C)
Depreciation, Depletion and Amortization	$95,910	$13,037	$7,233	$116,180
Capital Expenditures	$131,279	$3,526	$1,863	$136,668

(A)    Included in Total Natural Gas, NGLs and Oil Revenue are sales of $117,460 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(B)    Includes midstream revenue of $17,990 and equity in earnings of unconsolidated affiliates of $1,377 for Shale and Other, respectively.
(C)    Includes investments in unconsolidated equity affiliates of $14,978.

Industry segment results for the three months ended June 30, 2021 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$332,659	$36,505	$285	$369,449	(D)
Purchased Gas Revenue	—	—	16,706	16,706
Loss on Commodity Derivative Instruments	(9,394)	(962)	(528,503)	(538,859)
Other Revenue and Operating Income	18,679	—	6,815	25,494	(E)
Total Revenue and Other Operating Income (Loss)	$341,944	$35,543	$(504,697)	$(127,210)
Total Operating Expense	$191,996	$28,204	$60,511	$280,711
Earnings (Loss) Before Income Tax	$149,948	$7,339	$(603,463)	$(446,176)
Segment Assets	$6,095,486	$1,069,470	$907,154	$8,072,110	(F)
Depreciation, Depletion and Amortization	$104,380	$14,264	$3,963	$122,607
Capital Expenditures	$127,230	$1,502	$226	$128,958

(D)    Included in Total Natural Gas, NGLs and Oil Revenue are sales of $60,162 to Citadel Energy Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(E)    Includes midstream revenue of $18,679 and equity in earnings of unconsolidated affiliates of $1,553 for Shale and Other, respectively.
(F)    Includes investments in unconsolidated equity affiliates of $16,726.

Industry segment results for the six months ended June 30, 2022 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$1,604,080	$142,955	$995	$1,748,030	(A)
Purchased Gas Revenue	—	—	92,393	92,393
Loss on Commodity Derivative Instruments	(738,484)	(62,501)	(1,578,051)	(2,379,036)
Other Revenue and Operating Income	35,647	—	10,286	45,933	(B)
Total Revenue and Other Operating Income (Loss)	$901,243	$80,454	$(1,474,377)	$(492,680)
Total Operating Expense	$387,313	$62,050	$203,630	$652,993
Earnings (Loss) Before Income Tax	$513,930	$18,404	$(1,733,916)	$(1,201,582)
Segment Assets	$6,417,552	$969,944	$1,308,394	$8,695,890	(C)
Depreciation, Depletion and Amortization	$197,354	$26,276	$11,173	$234,803
Capital Expenditures	$250,079	$5,921	$2,984	$258,984

(A)    Included in Total Natural Gas, NGLs and Oil Revenue are sales of $213,299 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(B)    Includes midstream revenue of $35,647 and equity in earnings of unconsolidated affiliates of $2,177 for Shale and Other, respectively.
(C)    Includes investments in unconsolidated equity affiliates of $14,978.

Industry segment results for the six months ended June 30, 2021 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$674,828	$75,409	$437	$750,674	(D)
Purchased Gas Revenue	—	—	50,190	50,190
Loss on Commodity Derivative Instruments	(7,212)	(740)	(497,493)	(505,445)
Other Revenue and Operating Income	37,745	—	12,700	50,445	(E)
Total Revenue and Other Operating Income (Loss)	$705,361	$74,669	$(434,166)	$345,864
Total Operating Expense	$380,707	$56,759	$143,050	$580,516
Earnings (Loss) Before Income Tax	$324,654	$17,910	$(653,335)	$(310,771)
Segment Assets	$6,095,486	$1,069,470	$907,154	$8,072,110	(F)
Depreciation, Depletion and Amortization	$213,886	$29,747	$7,918	$251,551
Capital Expenditures	$248,348	$3,644	$395	$252,387

(D)    Included in Total Natural Gas, NGLs and Oil Revenue are sales of $100,465 to Citadel Energy marketing LLC and $80,189 to Direct Energy Business Marketing LLC, each of which comprises over 10% of revenue from contracts with external customers for the period.
(E)    Includes midstream revenue of $37,745 and equity in earnings of unconsolidated affiliates of $2,504 for Shale and Other, respectively.
(F)    Includes investments in unconsolidated equity affiliates of $16,726.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Total Segment Revenue from Contracts with External Customers	$1,067,948	$404,834	$1,876,070	$838,609
Loss on Commodity Derivative Instruments	(652,643)	(538,859)	(2,379,036)	(505,445)
Other Operating Income	5,113	6,815	10,286	12,700
Total Consolidated Revenue and Other Operating Income (Loss)	$420,418	$(127,210)	$(492,680)	$345,864

NOTE 14—STOCK REPURCHASE:
On January 26, 2021, the Company’s Board of Directors approved an increase in the aggregate amount of the previous $750,000 stock repurchase program plan to $900,000, and on October 25, 2021, the Board of Directors approved an additional increase in the aggregate amount of the stock repurchase program plan to $1,900,000. As of June 30, 2022 the amount available under the stock repurchase program is $793,696, and is not subject to an expiration date. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans.

During the six months ended June 30, 2022, 12,912,070 shares were repurchased and retired at an average price of $17.09 per share for a total cost of $220,968. During the six months ended June 30, 2021, 3,095,241 shares were repurchased and retired at an average price of 13.12 per share for a total cost of $40,678.

NOTE 15—RECENT ACCOUNTING PRONOUNCEMENTS:

See Note 9 – Long-Term Debt for the impact of adoption of ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.

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

COVID-19 Pandemic:

Although CNX did not incur significant disruptions to operations during the three or six months ended June 30, 2022 or 2021 as a direct result of the COVID-19 pandemic, CNX is unable to predict the full extent of the future impact that the COVID-19 pandemic could have on the Company, including our financial position, operating results, liquidity and ability to obtain financing in future reporting periods, due to numerous uncertainties outside of the Company’s control.

Inflation

Heightened levels of inflation, primarily related to steel, diesel fuel and labor, continue to present risk for CNX and the broader natural gas industry. CNX experienced higher capital costs from inflation in the first half of 2022, if inflation continues to increase, and CNX is unable to successfully mitigate the impact, our costs could increase further, having a greater impact on our financial position. Rising interest rates could also increase our borrowing costs on new debt and could affect the fair value of our investments. CNX remains committed to our ongoing efforts to increase the efficiency of our operations and improve costs, which may, in part, offset cost increases from inflation.

Hedging Update:

Total hedged natural gas production in the third quarter of 2022 is 118.6(1) Bcf. The annual gas hedge position is shown in the table below:

	2022	2023
Volumes Hedged (Bcf), as of 7/7/22	473.9(1)(2)	417.2
1Net of purchased swaps.
2Includes actual settlements of 265.5 Bcf.

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

Results of Operations - Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

Net Income (Loss)

CNX reported net income of $33 million, or earnings per diluted share of $0.15, for the three months ended June 30, 2022, compared to a net loss of $354 million, or a loss per diluted share of $1.61, for the three months ended June 30, 2021.

Included in the earnings for the three months ended June 30, 2022 was an unrealized loss on commodity derivative instruments of $122 million. Included in the loss for the three months ended June 30, 2021 was an unrealized loss on commodity derivative instruments of $529 million.

Non-GAAP Financial Measures

CNX's management uses certain non-GAAP financial measures for planning, forecasting and evaluating business and financial performance, and believes that they are useful for investors in analyzing the company. Although these are not measures of performance calculated in accordance with generally accepted accounting principles (GAAP), management believes that these financial measures are useful to an investor in evaluating CNX because these metrics are widely used to evaluate a natural gas company’s operating performance. Sales of Natural Gas, NGL and Oil, including cash settlements excludes the impacts of changes in the fair value of commodity derivative instruments prior to settlement, which are often volatile, and only includes the impact of settled commodity derivative instruments. Sales of Natural Gas, NGL and Oil, including cash settlements also excludes purchased gas revenue and other revenue and operating income, which are not directly related to CNX’s natural gas producing activities. Natural Gas, NGL and Oil Production Costs excludes certain expenses that are not directly related to CNX’s natural gas producing activities and are managed outside our production operations (See Note 13 – Segment Information in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). These expenses include, but are not limited to, interest expense, other operating expense and other corporate expenses such as selling, general and administrative costs. We believe that Sales of Natural Gas, NGL and Oil, including cash settlements, Natural Gas, NGL and Oil Production Costs and Natural Gas, NGL and Oil Production Margin (which is derived by subtracting Natural Gas, NGL and Oil Production Costs from Sales of Natural Gas, NGL and Oil, including cash settlements) provide useful information to investors for evaluating period-to-period comparisons of earnings trends. These metrics should not be viewed as a substitute for measures of performance that are calculated in accordance with GAAP. In addition, because all companies do not calculate these measures identically, these measures may not be comparable to similarly titled measures of other companies.

Non-GAAP Financial Measures Reconciliation

	For the Three Months Ended June 30,
(Dollars in millions)	2022	2021
Total Revenue and Other Operating Income (Loss)	$420	$(127)
Add (Deduct):
Purchased Gas Revenue	(46)	(17)
Loss on Commodity Derivative Instruments	122	529
Other Revenue and Operating Income	(23)	(26)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$473	$359

Total Operating Expense	$330	$281
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(2)	(3)
Exploration and Production Related Other Costs	(5)	(3)
Purchased Gas Costs	(46)	(15)
Selling, General and Administrative Costs	(30)	(24)
Other Operating Expense	(21)	(15)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$226	$221

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

	For the Three Months Ended June 30,
	2022		2021		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		142.3		137.9		4.4

Natural Gas, NGL and Oil Revenue	$1,003	$7.30	$369	$2.68	$634	$4.62
Loss on Commodity Derivative Instruments - Cash Settlement - Gas	(530)	(3.98)	(10)	(0.08)	(520)	(3.90)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	473	3.32	359	2.60	114	0.72
Lease Operating Expense	14	0.10	10	0.07	4	0.03
Production, Ad Valorem, and Other Fees	10	0.07	7	0.05	3	0.02
Transportation, Gathering and Compression	88	0.62	84	0.61	4	0.01
Depreciation, Depletion and Amortization (DD&A)	114	0.79	120	0.87	(6)	(0.08)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	226	1.58	221	1.60	5	(0.02)
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$247	$1.74	$138	$1.00	$109	$0.74

*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 4.4 Bcfe increase in total sales volumes in the period-to-period comparison was primarily due to the turn-in-line of new wells throughout 2021 and in the second quarter of 2022, offset in part by normal production declines.

Changes in the average costs per Mcfe were primarily related to the following items:

•Lease operating expense increased on a per unit basis primarily as a result of an increase in repairs and maintenance expense, including both routine and water impoundment maintenance, as well as an increase in water disposal costs.
•Production, ad valorem and other fees increased on a per unit basis as a result of increased realized prices on natural gas and natural gas liquids.
•Transportation, Gathering and Compression increased primarily due to an increase in gathering system repairs and maintenance expense and an increase in electrical compression expense.
•Depreciation, depletion and amortization expense decreased on a per unit basis due to a lower annual depletion rate primarily resulting from lower cost reserve additions from development during the 2021 period.

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Three Months Ended June 30,
in thousands (unless noted)	2022	2021	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	8,845	9,469	(624)	(6.6)%
Sales Volume (Mbbls)	1,474	1,578	(104)	(6.6)%
Gross Price ($/Bbl)	$43.26	$26.28	$16.98	64.6%
Gross NGL Revenue	$63,774	$41,521	$22,253	53.6%

Oil/Condensate:
Sales Volume (MMcfe)	343	785	(442)	(56.3)%
Sales Volume (Mbbls)	57	131	(74)	(56.5)%
Gross Price ($/Bbl)	$96.24	$53.11	$43.13	81.2%
Gross Oil/Condensate Revenue	$5,505	$6,946	$(1,441)	(20.7)%

NATURAL GAS
Sales Volume (MMcf)	133,143	127,666	5,477	4.3%
Sales Price ($/Mcf)	$7.02	$2.51	$4.51	179.7%
Gross Natural Gas Revenue	$934,127	$320,982	$613,145	191.0%

Hedging Impact ($/Mcf)	$(3.98)	$(0.08)	$(3.90)	(4,875.0)%
Loss on Commodity Derivative Instruments - Cash Settlement	$(530,391)	$(10,359)	$(520,032)	5,020.1%

The increase in gross revenue was primarily the result of the $4.51 per Mcf increase in natural gas prices, when excluding the impact of hedging, the $16.98 per Bbl increase in NGL prices and the 4.4 Bcfe increase in sales volumes. These increases were offset, in-part, by the impact of the change in the realized loss on commodity derivative instruments related to the Company's hedging program.

SEGMENT ANALYSIS for the three months ended June 30, 2022 compared to the three months ended June 30, 2021:

	For the Three Months Ended				Difference to Three Months Ended
	June 30, 2022				June 30, 2021
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$923	$79	$1	$1,003	$591	$43	$—	$634
Loss on Commodity Derivative Instruments	(489)	(41)	(122)	(652)	(480)	(40)	407	(113)
Purchased Gas Revenue	—	—	46	46	—	—	29	29
Other Revenue and Operating Income	18	—	5	23	(1)	—	(2)	(3)
Total Revenue and Other Operating Income (Loss)	452	38	(70)	420	110	3	434	547
Lease Operating Expense	10	4	—	14	3	1	—	4
Production, Ad Valorem, and Other Fees	8	2	—	10	1	1	1	3
Transportation, Gathering and Compression	76	12	—	88	2	2	—	4
Depreciation, Depletion and Amortization	96	13	7	116	(8)	(1)	2	(7)
Exploration and Production Related Other Costs	—	—	5	5	—	—	2	2
Purchased Gas Costs	—	—	46	46	—	—	31	31
Selling, General and Administrative Costs	—	—	30	30	—	—	6	6
Other Operating Expense	—	—	21	21	—	—	6	6
Total Operating Expense	190	31	109	330	(2)	3	48	49
Other Expense	—	—	5	5	—	—	(1)	(1)
Gain on Asset Sales and Abandonments, net	—	—	(6)	(6)	—	—	1	1
Loss on Debt Extinguishment	—	—	13	13	—	—	13	13
Interest Expense	—	—	31	31	—	—	(8)	(8)
Total Other Expense	—	—	43	43	—	—	5	5
Total Costs and Expenses	190	31	152	373	(2)	3	53	54
Earnings (Loss) Before Income Tax	$262	$7	$(222)	$47	$112	$—	$381	$493

        SHALE SEGMENT

The Shale segment had earnings before income tax of $262 million for the three months ended June 30, 2022 compared to earnings before income tax of $150 million for the three months ended June 30, 2021.

	For the Three Months Ended June 30,
	2022	2021	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	122.1	115.0	7.1	6.2%
NGLs Sales Volumes (Bcfe)*	8.8	9.5	(0.7)	(7.4)%
Oil/Condensate Sales Volumes (Bcfe)*	0.3	0.7	(0.4)	(57.1)%
Total Shale Sales Volumes (Bcfe)*	131.2	125.2	6.0	4.8%

Average Sales Price - Natural Gas (per Mcf)	$7.00	$2.47	$4.53	183.4%
Loss on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(4.01)	$(0.08)	$(3.93)	(4,912.5)%
Average Sales Price - NGLs (per Mcfe)*	$7.21	$4.38	$2.83	64.6%
Average Sales Price - Oil/Condensate (per Mcfe)*	$16.03	$8.84	$7.19	81.3%

Total Average Shale Sales Price (per Mcfe)	$3.31	$2.58	$0.73	28.3%
Average Shale Lease Operating Expenses (per Mcfe)	0.08	0.06	0.02	33.3%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.05	0.05	—	—%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.58	0.59	(0.01)	(1.7)%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.74	0.83	(0.09)	(10.8)%
Total Average Shale Production Costs (per Mcfe)	$1.45	$1.53	$(0.08)	(5.2)%
Total Average Shale Production Margin (per Mcfe)	$1.86	$1.05	$0.81	77.1%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.

The Shale segment had natural gas, NGLs and oil/condensate revenue of $923 million for the three months ended June 30, 2022 compared to $332 million for the three months ended June 30, 2021. The $591 million increase was due primarily to a 183.4% increase in the average sales price for natural gas, a 4.8% increase in total Shale sales volumes, and a 64.6% increase in the average sales price of NGLs. The increase in total Shale volumes was primarily due to the turn-in-line of new wells throughout 2021 and the first half of 2022, offset in part by normal production declines.

The increase in total average Shale sales price was primarily due to a $4.53 per Mcf increase in average gas sales price and a $2.83 per Mcfe increase in the average NGL sales price. These increases were offset in part by a $3.93 per Mcf change in the realized loss on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 104.6 Bcf of the Company's produced Shale gas sales volumes for the three months ended June 30, 2022 at an average loss of $4.68 per Mcf hedged. For the three months ended June 30, 2021, these financial hedges represented approximately 99.1 Bcf at an average loss of $0.09 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $190 million for the three months ended June 30, 2022 compared to $192 million for the three months ended June 30, 2021. The decrease in total dollars and decrease in unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $10 million for the three months ended June 30, 2022 compared to $7 million for the three months ended June 30, 2021. The increases in total dollars and unit costs were primarily related to an increase in repairs and maintenance expense, including both routine and water impoundment maintenance, as well as an increase in water disposal costs.

•Shale production, ad valorem and other fees were $8 million for the three months ended June 30, 2022 compared to $7 million for the three months ended June 30, 2021. The increases in total dollars was primarily due to increased realized prices on natural gas and natural gas liquids.

•Shale transportation, gathering and compression costs were $76 million for the three months ended June 30, 2022 compared to $74 million for the three months ended June 30, 2021. The increase in total dollars was primarily related to an increase in total volumes as well as an increase in gathering systems repairs and maintenance expense.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $96 million for the three months ended June 30, 2022 compared to $104 million for the three months ended June 30, 2021. These amounts included depletion on a units of production basis of $0.62 per Mcfe and $0.72 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of a lower annual depletion rate related to low-cost reserve additions from development in the 2021 period. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third-parties. The Shale segment had other revenue and operating income of $18 million for the three months ended June 30, 2022 compared to $19 million for the three months ended June 30, 2021. The decrease in the period-to-period comparison was primarily due to lower third-party gathering volumes due to normal production declines.

COALBED METHANE (CBM) SEGMENT

The CBM segment had earnings before income tax of $7 million for both the three months ended June 30, 2022 and June 30, 2021.

	For the Three Months Ended June 30,
	2022	2021	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	11.0	12.6	(1.6)	(12.7)%

Average Sales Price - Gas (per Mcf)	$7.23	$2.91	$4.32	148.5%
Loss on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(3.75)	$(0.08)	$(3.67)	(4,587.5)%

Total Average CBM Sales Price (per Mcf)	$3.49	$2.83	$0.66	23.3%
Average CBM Lease Operating Expenses (per Mcf)	0.39	0.26	0.13	50.0%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.22	0.05	0.17	340.0%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.07	0.79	0.28	35.4%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.18	1.15	0.03	2.6%
Total Average CBM Production Costs (per Mcf)	$2.86	$2.25	$0.61	27.1%
Total Average CBM Production Margin (per Mcf)	$0.63	$0.58	$0.05	8.6%
The CBM segment had natural gas revenue of $79 million for the three months ended June 30, 2022 compared to $36 million for the three months ended June 30, 2021. The increase was due to a 148.5% increase in the average sales price for natural gas in the current period, offset in part by the 12.7% decrease in total CBM sales volumes. The decrease in CBM sales volumes was primarily due to normal production declines.

The total average CBM sales price increased $0.66 per Mcf due to a $4.32 per Mcf increase in average gas sales price, offset in part by a $3.67 per Mcf change in the realized loss on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 8.9 Bcf of the Company's produced CBM sales volumes for the three months ended June 30, 2022 at an average loss of $4.64 per Mcf hedged. For the three months ended June 30, 2021, these financial hedges represented approximately 10.2 Bcf at an average loss of $0.07 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $31 million for the three months ended June 30, 2022 compared to $28 million for the three months ended June 30, 2021. The increase in total dollars and increase in unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $4 million for the three months ended June 30, 2022 compared to $3 million for the three months ended June 30, 2021. The increases in total dollars and unit costs were primarily due to increases in repairs and maintenance expense.

•CBM production, ad valorem and other fees were $2 million for the three months ended June 30, 2022 compared to $1 million for the three months ended June 30, 2021. The increases in total dollars and unit costs were primarily due to increased realized prices on natural gas.

•CBM transportation, gathering and compression costs were $12 million for the three months ended June 30, 2022 compared to $10 million for the three months ended June 30, 2021. The increases in total dollars and unit costs were primarily due to increases in repairs and maintenance expense and electrical compression expense.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $13 million for the three months ended June 30, 2022 compared to $14 million for the three months ended June 30, 2021. These amounts included depletion on a units of production basis of $0.64 per Mcfe and $0.66 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period was due to a lower annual depletion rate. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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

The Other Segment had a loss before income tax of $222 million for the three months ended June 30, 2022 compared to a loss before income tax of $603 million for the three months ended June 30, 2021. The increase in total dollars is discussed below.

	For the Three Months Ended June 30,
	2022	2021	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.1	0.1	—	—%

Loss on Commodity Derivative Instruments

For the three months ended June 30, 2022, the Other Segment recognized an unrealized loss on commodity derivative instruments of $122 million. For the three months ended June 30, 2021, the Other Segment recognized an unrealized loss on commodity derivative instruments of $529 million. The unrealized loss on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas

Purchased gas volumes represent volumes of natural gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $46 million for the three months ended June 30, 2022 compared to $17 million for the three months ended June 30, 2021. Purchased gas costs were $46 million for the three months ended June 30, 2022 compared to $15 million for the three months ended June 30, 2021. The period-to-period increase in purchased gas revenue was due to increases in the average sales price and purchased gas sales volumes.

	For the Three Months Ended June 30,
	2022	2021	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	9.1	5.9	3.2	54.2%
Average Sales Price (per Mcf)	$5.14	$2.82	$2.32	82.3%
Purchased Gas Average Cost (per Mcf)	$5.08	$2.45	$2.63	107.3%

Other Operating Income

	For the Three Months Ended June 30,
(in millions)	2022	2021	Variance	Percent Change
Equity Income from Affiliates	$1	$2	$(1)	(50.0)%
Water Income	1	2	(1)	(50.0)%
Excess Firm Transportation Income	3	3	—	—%
Total Other Operating Income	$5	$7	$(2)	(28.6)%
•Equity income from affiliates primarily represents CNX's share of earnings from a 50% interest in a power plant located within CNX’s CBM field. Power generated from the facility is sold into wholesale electricity markets during times of peak energy consumption. Due to the plant consuming low carbon intensity coal mine methane gas, the plant qualifies for Pennsylvania Tier I Renewable Energy Credits.
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

Exploration and Production Related Other Costs

	For the Three Months Ended June 30,
(in millions)	2022	2021	Variance	Percent Change
Seismic Activity	$3	$—	$3	100.0%
Land Rentals	1	1	—	—%
Lease Expiration Costs	1	2	(1)	(50.0)%
Total Exploration and Production Related Other Costs	$5	$3	$2	66.7%

•Seismic activity expense for the current period primarily relates to the acquisition of three-dimensional seismic data.
•Lease expiration costs relate to leases where the primary term expired or will expire within the next 12 months.

Selling, General and Administrative ("SG&A")

SG&A costs include costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, charitable contributions and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Three Months Ended June 30,
(in millions)	2022	2021	Variance	Percent Change
Salaries, Wages and Employee Benefits	$8	$6	$2	33.3%
Contributions and Advertising	2	—	2	100.0%
Long-Term Equity-Based Compensation (Non-Cash)	4	3	1	33.3%
Short-Term Incentive Compensation	3	3	—	—%
Other	13	12	1	8.3%
Total SG&A	$30	$24	$6	25.0%

•Salaries, wages and employee benefits increased in the period-to-period comparison primarily due to an increase in employee wages and employee benefit expense.
•Contributions and advertising increased in the period-to-period comparison primarily due to an increase in charitable contributions.

Other Operating Expense

	For the Three Months Ended June 30,
(in millions)	2022	2021	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$18	$14	$4	28.6%
Litigation Settlements	2	—	2	100.0%
Insurance Expense	1	1	—	—%
Total Other Operating Expense	$21	$15	$6	40.0%

•Unutilized firm transportation and processing fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. In some instances, the Company may have the opportunity to realize more favorable net pricing by strategically choosing to sell natural gas into a market or to a customer that does not require the use of the Company’s own firm transportation capacity. Such sales would result in an increase in unutilized firm transportation expense. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Excess Firm Transportation Income above. The increase in the period-to-period comparison was primarily due to higher unutilized processing fees and a decrease in utilization of firm transportation capacity in the current period.

Other Expense

	For the Three Months Ended June 30,
(in millions)	2022	2021	Variance	Percent Change
Other Income
Right-of-Way Sales	$—	$1	$(1)	(100.0)%
Total Other Income	$—	$1	$(1)	(100.0)%

Other Expense
Professional Services	$1	$3	$(2)	(66.7)%
Bank Fees	3	3	—	—%
Other Corporate Expense	1	1	—	—%
Total Other Expense	$5	$7	$(2)	(28.6)%

Total Other Expense	$5	$6	$(1)	(16.7)%

•Professional services decreased in the period-to-period comparison primarily due to a decrease in legal fees.

Gain on Asset Sales and Abandonments, net

A gain on asset sales of $6 million related to the sale of various non-core assets (primarily rights-of-way, surface acreage and other non-core oil and gas interests) was recognized in the three months ended June 30, 2022 compared to a gain of $7 million in the three months ended June 30, 2021.

Loss on Debt Extinguishment

A loss on debt extinguishment of $13 million was recognized in the three months ended June 30, 2022 in connection with the purchase of a portion of the Convertible Notes due May 2026. See Note 9 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Interest Expense

	For the Three Months Ended June 30,
(in millions)	2022	2021	Variance	Percent Change
Total Interest Expense	$31	$39	$(8)	(20.5)%

The $8 million decrease in total interest expense was partially due to the Company adopting Accounting Standards Update (ASU) 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity on January 1, 2022. As part of the adoption, total interest expense no longer includes a non-cash interest expense component related to the Convertible Notes due May 2026. During the three months ended June 30, 2021, total interest expense included $4 million that was amortized as additional non-cash interest expense related to the equity component of the Convertible Notes due May 2026. The decrease was also due to the purchase of the $400 million 6.500% CNXM Senior Notes due March 2026 during the year ended December 31, 2021 offset, in part, by the $400 million of 4.750% CNXM Senior Notes due 2030 that were issued during the year ended December 31, 2021. See Note 9 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Three Months Ended June 30,
(in millions)	2022	2021	Variance	Percent Change
Total Company Income (Loss) Before Income Tax	$47	$(446)	$493	110.5%
Income Tax Expense (Benefit)	$14	$(92)	$106	115.2%
Effective Income Tax Rate	28.9%	20.6%	8.3%

The effective income tax rate was 28.9% for the three months ended June 30, 2022 compared to 20.6% for the three months ended June 30, 2021. The effective rate for the three months ended June 30, 2022 differs from the U.S. federal statutory rate of 21% primarily due to the impact of the partial repurchase of the Convertible Notes, equity compensation and state income taxes. The effective rate for the three months ended June 30, 2021 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation and state income taxes (See Note 4 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

Results of Operations - Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

Net Loss
CNX reported a net loss of $890 million, or a loss per diluted share of $4.52, for the six months ended June 30, 2022, compared to a net loss of $256 million, or a loss per diluted share of $1.16, for the six months ended June 30, 2021.

Included in the loss for the six months ended June 30, 2022 was an unrealized loss on commodity derivative instruments of $1,578 million. Included in the loss for the six months ended June 30, 2021 was an unrealized loss on commodity derivative instruments of $497 million.

Non-GAAP Financial Measures

CNX's management uses certain non-GAAP financial measures for planning, forecasting and evaluating business and financial performance, and believes that they are useful for investors in analyzing the company. Although these are not measures of performance calculated in accordance with generally accepted accounting principles (GAAP), management believes that these financial measures are useful to an investor in evaluating CNX because these metrics are widely used to evaluate a natural gas company’s operating performance. Sales of Natural Gas, NGL and Oil, including cash settlements excludes the impacts of changes in the fair value of commodity derivative instruments prior to settlement, which are often volatile, and only includes the impact of settled commodity derivative instruments. Sales of Natural Gas, NGL and Oil, including cash settlements also excludes purchased gas revenue and other revenue and operating income, which are not directly related to CNX’s natural gas producing activities. Natural Gas, NGL and Oil Production Costs excludes certain expenses that are not directly related to CNX’s natural gas producing activities and are managed outside our production operations (See Note 13 – Segment Information in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). These expenses include, but are not limited to, interest expense, other operating expense and other corporate expenses such as selling, general and administrative costs. We believe that Sales of Natural Gas, NGL and Oil, including cash settlements, Natural Gas, NGL and Oil Production Costs and Natural Gas, NGL and Oil Production Margin (which is derived by subtracting Natural Gas, NGL and Oil Production Costs from Sales of Natural Gas, NGL and Oil, including cash settlements) provide useful information to investors for evaluating period-to-period comparisons of earnings trends. These metrics should not be viewed as a substitute for measures of performance that are calculated in accordance with GAAP. In addition, because all companies do not calculate these measures identically, these measures may not be comparable to similarly titled measures of other companies.

Non-GAAP Financial Measures Reconciliation

	For the Six Months Ended June 30,
(Dollars in millions)	2022	2021
Total Revenue and Other Operating (Loss) Income	$(493)	$346
Add (Deduct):
Purchased Gas Revenue	(92)	(50)
Loss on Commodity Derivative Instruments	1,578	497
Other Revenue and Operating Income	(46)	(50)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$947	$743

Total Operating Expense	$653	$581
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(7)	(6)
Exploration and Production Related Other Costs	(6)	(5)
Purchased Gas Costs	(91)	(47)
Selling, General and Administrative Costs	(62)	(52)
Other Operating Expense	(32)	(31)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$455	$440
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

	For the Six Months Ended June 30,
	2022		2021		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		293.2		278.5		14.7

Natural Gas, NGL and Oil Revenue	$1,748	$6.14	$751	$2.70	$997	$3.44
Loss on Commodity Derivative Instruments - Cash Settlement - Gas	(801)	(2.91)	(8)	(0.03)	(793)	(2.88)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	947	3.23	743	2.67	204	0.56
Lease Operating Expense	30	0.10	20	0.07	10	0.03
Production, Ad Valorem, and Other Fees	20	0.07	13	0.05	7	0.02
Transportation, Gathering and Compression	177	0.60	161	0.58	16	0.02
Depreciation, Depletion and Amortization (DD&A)	228	0.78	246	0.88	(18)	(0.10)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	455	1.55	440	1.58	15	(0.03)
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$492	$1.68	$303	$1.09	$189	$0.59
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 14.7 Bcfe increase in volumes in the period-to-period comparison was primarily due to the turn-in-line of new wells throughout 2021 and the first half of 2022. The increases were offset in part by normal production declines.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense increased on a per unit basis as a result of an increase in repairs and maintenance expense and an increase in water disposal costs.
•Production, ad valorem and other fees increased on a per unit basis as a result of increased realized prices on natural gas and natural gas liquids.
•Transportation, Gathering and Compression increased primarily due to an increase in gathering system repairs and maintenance expense and an increase in electrical compression expense.
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

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Six Months Ended June 30,
in thousands (unless noted)	2022	2021	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	17,351	15,937	1,414	8.9%
Sales Volume (Mbbls)	2,892	2,656	236	8.9%
Gross Price ($/Bbl)	$44.46	$27.60	$16.86	61.1%
Gross NGL Revenue	$128,570	$73,384	$55,186	75.2%

Oil/Condensate:
Sales Volume (MMcfe)	698	1,091	(393)	(36.0)%
Sales Volume (Mbbls)	116	182	(66)	(36.3)%
Gross Price ($/Bbl)	$86.46	$49.11	$37.35	76.1%
Gross Oil/Condensate Revenue	$10,060	$8,932	$1,128	12.6%

NATURAL GAS
Sales Volume (MMcf)	275,144	261,515	13,629	5.2%
Sales Price ($/Mcf)	$5.85	$2.56	$3.29	128.5%
Gross Natural Gas Revenue	$1,609,401	$668,358	$941,043	140.8%

Hedging Impact ($/Mcf)	$(2.91)	$(0.03)	$(2.88)	(9,600.0)%
Loss on Commodity Derivative Instruments - Cash Settlement	$(801,233)	$(7,954)	$(793,279)	(9,973.3)%

The increase in gross revenue was primarily the result of the $3.29 per Mcf increase in natural gas prices, when excluding the impact of hedging, the $16.86 per Bbl increase in NGL prices and the 14.7 Bcfe increase in sales volumes. These increases were offset, in-part, by the impact of the change in the realized loss on commodity derivative instruments related to the Company's hedging program.

SEGMENT ANALYSIS for the six months ended June 30, 2022 compared to the six months ended June 30, 2021:

	For the Six Months Ended				Difference to Six Months Ended
	June 30, 2022				June 30, 2021
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$1,604	$143	$1	$1,748	$929	$68	$—	$997
Loss on Commodity Derivative Instruments	(738)	(63)	(1,578)	(2,379)	(731)	(62)	(1,081)	(1,874)
Purchased Gas Revenue	—	—	92	92	—	—	42	42
Other Revenue and Operating Income	35	—	11	46	(3)	—	(1)	(4)
Total Revenue and Other Operating Income (Loss)	901	80	(1,474)	(493)	195	6	(1,040)	(839)
Lease Operating Expense	22	8	—	30	9	2	(1)	10
Production, Ad Valorem, and Other Fees	15	5	—	20	4	3	—	7
Transportation, Gathering and Compression	153	23	1	177	10	5	1	16
Depreciation, Depletion and Amortization	197	26	12	235	(17)	(4)	4	(17)
Exploration and Production Related Other Costs	—	—	6	6	—	—	1	1
Purchased Gas Costs	—	—	91	91	—	—	44	44
Selling, General and Administrative Costs	—	—	62	62	—	—	10	10
Other Operating Expense	—	—	32	32	—	—	1	1
Total Operating Expense	387	62	204	653	6	6	60	72
Other Expense	—	—	5	5	—	—	(5)	(5)
Gain on Asset Sales and Abandonments, net	—	—	(20)	(20)	—	—	(10)	(10)
Loss on Debt Extinguishment	—	—	13	13	—	—	13	13
Interest Expense	—	—	58	58	—	—	(18)	(18)
Total Other Expense	—	—	56	56	—	—	(20)	(20)
Total Costs and Expenses	387	62	260	709	6	6	40	52
Earnings (Loss) Before Income Tax	$514	$18	$(1,734)	$(1,202)	$189	$—	$(1,080)	$(891)

        SHALE SEGMENT

The Shale segment had earnings before income tax of $514 million for the six months ended June 30, 2022 compared to earnings before income tax of $325 million for the six months ended June 30, 2021.

	For the Six Months Ended June 30,
	2022	2021	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	252.6	236.1	16.5	7.0%
NGLs Sales Volumes (Bcfe)*	17.3	15.9	1.4	8.8%
Oil/Condensate Sales Volumes (Bcfe)*	0.7	1.1	(0.4)	(36.4)%
Total Shale Sales Volumes (Bcfe)*	270.6	253.1	17.5	6.9%

Average Sales Price - Natural Gas (per Mcf)	$5.80	$2.51	$3.29	131.1%
Loss on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(2.92)	$(0.03)	$(2.89)	(9,633.3)%
Average Sales Price - NGLs (per Mcfe)*	$7.41	$4.60	$2.81	61.1%
Average Sales Price - Oil/Condensate (per Mcfe)*	$14.40	$8.18	$6.22	76.0%

Total Average Shale Sales Price (per Mcfe)	$3.20	$2.64	$0.56	21.2%
Average Shale Lease Operating Expenses (per Mcfe)	0.08	0.05	0.03	60.0%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.05	0.05	—	—%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.57	0.56	0.01	1.8%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.73	0.85	(0.12)	(14.1)%
Total Average Shale Production Costs (per Mcfe)	$1.43	$1.51	$(0.08)	(5.3)%
Total Average Shale Production Margin (per Mcfe)	$1.77	$1.13	$0.64	56.6%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.
The Shale segment had natural gas, NGLs and oil/condensate revenue of $1,604 million for the six months ended June 30, 2022 compared to $675 million for the six months ended June 30, 2021. The $929 million increase was due primarily to a 131.1% increase in the average sales price for natural gas, a 6.9% increase in total Shale sales volumes, and a 61.1% increase in the average sales price of NGLs. The increase in total Shale volumes was primarily due to the turn-in-line of new wells throughout 2021 and the first half of 2022, offset in part by normal production declines.

The increase in total average Shale sales price was primarily due to a $3.29 per Mcf increase in average natural gas sales price and a $2.81 per Mcfe increase in the average NGL sales price. These increases were offset in part by a $2.89 per Mcf change in the realized loss on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 212.6 Bcf of the Company's produced Shale gas sales volumes for the six months ended June 30, 2022 at an average loss of $3.47 per Mcf hedged. For the six months ended June 30, 2021, these financial hedges represented approximately 209.4 Bcf at an average loss of $0.03 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $387 million for the six months ended June 30, 2022 compared to $381 million for the six months ended June 30, 2021. The increase in total dollars and decrease in unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $22 million for the six months ended June 30, 2022 compared to $13 million for the six months ended June 30, 2021. The increases in total dollars and unit costs were primarily related to an increase in repairs and maintenance expense and an increase in water disposal costs.

•Shale production, ad valorem and other fees were $15 million for the six months ended June 30, 2022 compared to $11 million for the six months ended June 30, 2021. The increase in total dollars was primarily due to increased realized prices on natural gas and natural gas liquids.

•Shale transportation, gathering and compression costs were $153 million for the six months ended June 30, 2022 compared to $143 million for the six months ended June 30, 2021. The increase in total dollars was primarily related to an increase in total volumes gathered as well as an increase in gathering systems repairs and maintenance expense.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $197 million for the six months ended June 30, 2022 compared to $214 million for the six months ended June 30, 2021. These amounts included depletion on a unit of production basis of $0.63 per Mcfe and $0.74 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of a lower annual depletion rate related to low-cost reserve additions from development in the 2021 period. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third-parties. The Shale segment had other revenue and operating income of $35 million for the six months ended June 30, 2022 compared to $38 million for the six months ended June 30, 2021. The decrease in the period-to-period comparison was primarily due to lower third-party gathering volumes due to normal production declines.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $18 million for the both the six months ended June 30, 2022 and June 30, 2021.

	For the Six Months Ended June 30,
	2022	2021	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	22.5	25.3	(2.8)	(11.1)%

Average Sales Price - Natural Gas (per Mcf)	$6.37	$2.98	$3.39	113.8%
Loss on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(2.78)	$(0.03)	$(2.75)	(9,166.7)%

Total Average CBM Sales Price (per Mcf)	$3.58	$2.95	$0.63	21.4%
Average CBM Lease Operating Expenses (per Mcf)	0.36	0.24	0.12	50.0%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.23	0.10	0.13	130.0%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.01	0.72	0.29	40.3%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.16	1.18	(0.02)	(1.7)%
Total Average CBM Production Costs (per Mcf)	$2.76	$2.24	$0.52	23.2%
Total Average CBM Production Margin (per Mcf)	$0.82	$0.71	$0.11	15.5%
The CBM segment had natural gas revenue of $143 million for the six months ended June 30, 2022 compared to $75 million for the six months ended June 30, 2021. The $68 million increase was primarily due to a 113.8% increase in the average sales price for natural gas in the current period. The natural gas price increases were partially offset by the 11.1% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price increased $0.63 per Mcf due to a $3.39 per Mcf increase in average natural gas sales price, offset in part by a $2.75 per Mcf change in the realized loss on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 18.0 Bcf of the Company's produced CBM sales volumes for the six months ended June 30, 2022 at an average loss of $3.46 per Mcf hedged. For the six months ended June 30, 2021, these financial hedges represented approximately 21.5 Bcf at an average loss of $0.03 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $62 million for the six months ended June 30, 2022 compared to $56 million for the six months ended June 30, 2021. The increases in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $8 million for the six months ended June 30, 2022 compared to $6 million for the six months ended June 30, 2021. The increases in total dollars and unit costs were primarily due to increases in repairs and maintenance expense.

•CBM production, ad valorem and other fees were $5 million for the six months ended June 30, 2022 compared to $2 million for the six months ended June 30, 2021. The increases in total dollars and unit costs were primarily due to increased realized prices on natural gas.

•CBM transportation, gathering and compression costs were $23 million for the six months ended June 30, 2022 compared to $18 million for the six months ended June 30, 2021. The increases in total dollars and unit costs were primarily due to increases in repairs and maintenance expense and electrical compression expense.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $26 million for the six months ended June 30, 2022 compared to $30 million for the six months ended June 30, 2021. These amounts included depletion on a unit of production basis of $0.64 per Mcfe and $0.66 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate was due to a lower annual depletion rate. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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

The Other Segment had a loss before income tax of $1,734 million for the six months ended June 30, 2022 compared to a loss before income tax of $654 million for the six months ended June 30, 2021. The decrease in total dollars is discussed below.

	For the Six Months Ended June 30,
	2022	2021	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.1	0.1	—	—%

Loss on Commodity Derivative Instruments

For the six months ended June 30, 2022, the Other Segment recognized an unrealized loss on commodity derivative instruments of $1,578 million. For the six months ended June 30, 2021, the Other Segment recognized an unrealized loss on commodity derivative instruments of $497 million. The unrealized loss or gain on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas

Purchased gas volumes represent volumes of natural gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $92 million for the six months ended June 30, 2022 compared to $50 million for the six months ended June 30, 2021. Purchased gas costs were $91 million for the six months ended June 30, 2022 compared to $47 million for the six months ended June 30, 2021. The period-to-period increase in purchased gas revenue was due to an increase in averages sales price, offset in part by a decrease in purchased gas sales volumes.

	For the Six Months Ended June 30,
	2022	2021	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	15.3	16.7	(1.4)	(8.4)%
Average Sales Price (per Mcf)	$6.03	$3.01	$3.02	100.3%
Purchased Gas Average Cost (per Mcf)	$5.93	$2.81	$3.12	111.0%

Other Operating Income

	For the Six Months Ended June 30,
(in millions)	2022	2021	Variance	Percent Change
Water Income	$3	$4	$(1)	(25.0)%
Excess Firm Transportation Income	6	6	—	—%
Equity Income from Affiliates	2	2	—	—%
Total Other Operating Income	$11	$12	$(1)	(8.3)%

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
•Equity income from affiliates primarily consists of CNX's share of earnings from a 50% interest in a power plant located within CNX’s CBM field. Power generated from the facility is sold into wholesale electricity markets during times of peak energy consumption. Due to the plant consuming low carbon intensity coal mine methane gas, the plant qualifies for Pennsylvania Tier I Renewable Energy Credits.

Exploration and Production Related Other Costs

	For the Six Months Ended June 30,
(in millions)	2022	2021	Variance	Percent Change
Seismic Activity	$3	$—	$3	100.0%
Land Rentals	$2	$1	$1	100.0%
Permitting Expense	$—	$1	$(1)	(100.0)%
Lease Expiration Costs	1	3	(2)	(66.7)%
Total Exploration and Production Related Other Costs	$6	$5	$1	20.0%

•Seismic activity expense for the current period primarily relates to the acquisition of three-dimensional seismic data.
•Lease expiration costs relate to leases where the primary term expired or will expire within the next 12 months.

Selling, General and Administrative ("SG&A")

SG&A costs include costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, charitable contributions and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Six Months Ended June 30,
(in millions)	2022	2021	Variance	Percent Change
Contributions and Advertising	$4	$1	$3	300.0%
Short-Term Incentive Compensation	7	5	2	40.0%
Salaries, Wages and Employee Benefits	15	13	2	15.4%
Long-Term Equity-Based Compensation (Non-Cash)	11	11	—	—%
Other	25	22	3	13.6%
Total SG&A	$62	$52	$10	19.2%

•Contributions and advertising increased in the period-to-period comparison primarily due to an increase in charitable contributions.
•Short-term incentive compensation increased in the period-to-period comparison primarily due to an increase in expected payout.
•Salaries, wages and employee benefits increased in the period-to-period comparison primarily due an increase in employee wages and employee benefit expense.
•Other increased in the period-to-period comparison primarily due to an increase in professional services and consulting fees related to cyber security, legal matters and regulatory reporting.

Other Operating Expense

	For the Six Months Ended June 30,
(in millions)	2022	2021	Variance	Percent Change
Litigation Settlements	$3	$—	$3	100.0%
Insurance Expense	1	1	—	—%
Unutilized Firm Transportation and Processing Fees	27	28	(1)	(3.6)%
Other	1	2	(1)	(50.0)%
Total Other Operating Expense	$32	$31	$1	3.2%

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

Other Expense

	For the Six Months Ended June 30,
(in millions)	2022	2021	Variance	Percent Change
Other Income
Right-of-Way Sales	$2	$1	$1	100.0%
Other	4	1	3	300.0%
Total Other Income	$6	$2	$4	200.0%

Other Expense
Bank Fees	$5	$6	$(1)	(16.7)%
Professional Services	3	3	—	—%
Other Corporate Expense	3	3	—	—%
Total Other Expense	$11	$12	$(1)	(8.3)%

Total Other Expense	$5	$10	$(5)	(50.0)%

•Total other income increased in the period-to-period comparison primarily due to increased right-of-way sales and various other one-time items.

Gain on Asset Sales and Abandonments, net

A gain on asset sales of $20 million related to the sale of various non-core assets (primarily rights-of-way, surface acreage and other non-core oil and gas interests) was recognized in the six months ended June 30, 2022 compared to a gain of $10 million in the six months ended June 30, 2021.

Loss on Debt Extinguishment

A loss on debt extinguishment of $13 million was recognized in the six months ended June 30, 2022 in connection with the purchase of a portion of the Convertible Notes due May 2026. See Note 9 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Interest Expense

	For the Six Months Ended June 30,
(in millions)	2022	2021	Variance	Percent Change
Total Interest Expense	$58	$76	$(18)	(23.7)%

The $18 million decrease in total interest expense was primarily due to the purchase of the $400 million 6.500% CNXM Senior Notes due March 2026 during the year ended December 31, 2021 offset, in part, by the $400 million of 4.750% CNXM Senior Notes due 2030 that were issued during the year ended December 31, 2021. The decrease was also due to the Company adopting Accounting Standards Update (ASU) 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity on January 1, 2022. As part of the adoption, total interest expense no longer includes a non-cash interest expense component related to the Convertible Notes due May 2026. During the six months ended June 30, 2021, total interest expense included $8 million that was amortized as additional non-cash interest expense related to the equity component of the Convertible Notes due May 2026. See Note 9 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Six Months Ended June 30,
(in millions)	2022	2021	Variance	Percent Change
Total Company Loss Before Income Tax	$(1,202)	$(311)	$(891)	286.5%
Income Tax Benefit	$(312)	$(55)	$(257)	467.3%
Effective Income Tax Rate	26.0%	17.6%	8.4%

The effective income tax rate was 26.0% for the six months ended June 30, 2022 compared to 17.6% for the six months ended June 30, 2021. The effective rate for the six months ended June 30, 2022 differs from the U.S. federal statutory rate of 21% primarily due to the impact of the partial repurchase of the Convertible Notes, equity compensation and state income taxes. The effective rate for the six months ended June 30, 2021 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation and state income taxes. See Note 4 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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
CNX continuously reviews its liquidity and capital resources. If market conditions were to change, for instance due to a significant decline in commodity prices and our revenue were reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced.
As of June 30, 2022, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices, CNX currently expects to remain in compliance with its debt covenants.

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

Factors that may Impact our Liquidity
•The Company’s cash on hand and access to additional liquidity. Cash and cash equivalents as of June 30, 2022 and December 31, 2021 were $0.2 million and $3.6 million, respectively.
•Accounts and notes receivable - trade as of June 30, 2022 and December 31, 2021 were $447.5 million and $330.1 million, respectively. Our accounts and notes receivable balance may fluctuate as of any balance sheet date depending on the prices we receive for our natural gas and NGLs and the volumes sold.
•Capital expenditures are expected to range between $550.0 million to $590.0 million for the year ended December 31, 2022. For the six months ended June 30, 2022, CNX had capital expenditures of $259.0 million. Accelerated levels of inflation may lead to price increases beyond CNX’s control that could lead to CNX incurring an increase in costs in the future.
•Production volumes are expected to range between 575.0 Bcfe and 605.0 Bcfe for the year ended December 31, 2022. For the six months ended June 30, 2022, CNX had production volumes of 293.2 Bcfe.
•Prices for natural gas and NGLs are volatile, and an extended decline in the prices we receive for our natural gas and NGLs will adversely affect our financial condition and cash flows.
•In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net liability of $2,554 million at June 30, 2022 and a net liability of $976 million at December 31, 2021. The Company has not experienced any issues of non-performance by derivative counterparties. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q for further discussion of our commodity risk management.

Cash Flows (in millions)

	For the Six Months Ended June 30,
	2022	2021	Change
Cash Provided by Operating Activities	$528	$459	$69
Cash Used in Investing Activities	$(232)	$(240)	$8
Cash Used in Financing Activities	$(299)	$(195)	$(104)

Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:
•Net loss increased $634 million in the period-to-period comparison.
•Adjustments to reconcile net loss to cash provided by operating activities primarily consisted of a $265 million change in deferred income taxes, a $1,081 million net change in commodity derivative instruments, and various other changes in working capital.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:
•Capital expenditures increased $7 million primarily due to an overall increase in costs related to inflation and an increase in midstream expenditures.
•Proceeds from asset sales increased $15 million primarily due to increased sales of non-core surface and oil and gas interests in the six months ended June 30, 2022.

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:
•In the six months ended June 30, 2022, CNX paid $27 million to repurchase $14 million of the 2026 Convertible Notes at an average price of 188.0% of the principal.
•In the six months ended June 30, 2022, there were $3 million of net proceeds from the CNXM Credit Facility compared to $131 million of net payments during the six months ended June 30, 2021.
•In the six months ended June 30, 2022, there were $58 million of net payments on the CNX Credit Facility compared to $1 million of net payments during the six months ended June 30, 2021.
•In the six months ended June 30, 2021, there were $13 million of net payments on the Cardinal States Facility. See Note 9 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the six months ended June 30, 2022, CNX repurchased $212 million of its common stock on the open market compared to $47 million during the six months ended June 30, 2021.

The following is a summary of the Company's significant contractual obligations at June 30, 2022 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$646	$—	$—	$—	$646
Gas Firm Transportation and Processing	252,952	446,421	385,865	826,383	1,911,621
Long-Term Debt	323,277	—	1,027,020	895,481	2,245,778
Interest on Long-Term Debt	117,653	235,306	218,780	117,844	689,583
Finance Lease Obligations	637	878	397	67	1,979
Interest on Finance Lease Obligations	67	108	65	16	256
Operating Lease Obligations	40,951	77,688	39,563	22,177	180,379
Interest on Operating Lease Obligations	7,457	9,720	3,434	2,379	22,990
Long-Term Liabilities—Employee Related (a)	2,941	4,355	4,711	32,797	44,804
Other Long-Term Liabilities (b)	249,630	10,000	10,000	68,463	338,093
Total Contractual Obligations (c)	$996,211	$784,476	$1,689,835	$1,965,607	$5,436,129
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

Debt
At June 30, 2022, CNX had total long-term debt of $2,246 million, including the current portion of long-term debt of $324 million and excluding unamortized debt issuance costs. This long-term debt consisted of:
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
•An aggregate principal amount of $331 million of 2.25% Convertible Senior Notes due May 2026, unless earlier redeemed, repurchased, or converted, less $7 million of unamortized bond discount and issuance costs. Interest on the notes is payable May 1 and November 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $188 million in outstanding borrowings under the CNXM Credit Facility. Payment of the principal and interest on the CNXM Credit Facility is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of the CNXM Facility.
•An aggregate principal amount of $134 million in outstanding borrowings under the CNX Credit Facility. Payment of the principal and interest on the CNX Credit Facility is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).

Total Equity and Dividends
CNX had total equity of $2,537 million at June 30, 2022 compared to $3,700 million at December 31, 2021. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX has not paid dividends on its common stock since 2016. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as the Board of Directors deems relevant. CNX's revolving credit facility limits its ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's net leverage ratio exceeds 3.00 to 1.00 and is subject to availability under CNX's revolving credit facility of at least 20% of the aggregate commitments and there being no borrowing base deficiency. CNX's revolving credit facility does not permit such dividend payments when an event of default has occurred and is continuing. The indentures to the 7.25% Senior Notes due March 2027 and the 6.00% Senior Notes due January 2029 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the six months ended June 30, 2022.
Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at June 30, 2022. Management believes these items will expire without being funded. See Note 10 – Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The 2021 financial statements, as part of our Form 10-K filed with the SEC, includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q. Our significant accounting policies are described in Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of CNX's 2021 Form 10-K

Forward-Looking Statements

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
CNX's open gas derivative instruments can cause earnings volatility relative to changes in market prices until the derivative contracts are either settled or are monetized prior to settlement. At June 30, 2022 and December 31, 2021 our open gas derivative instruments were in net liability positions with fair values of $2,554 million and $976 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at June 30, 2022 and December 31, 2021. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $1,004 million and $625 million at June 30, 2022 and December 31, 2021, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $765 million and $607 million at June 30, 2022 and December 31, 2021, respectively.
CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company uses derivative instruments to manage risk related to interest rates. These instruments change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. At June 30, 2022 and December 31, 2021, CNX had $1,910 million and $1,839 million, respectively, aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $15 million each. At June 30, 2022 and December 31, 2021, CNX had $322 million and $377 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to CNX's revolving credit facility, under which there were $134 million of borrowings at June 30, 2022 and $192 million at December 31, 2021, and CNXM's revolving credit facility, under which there were $188 million of borrowings at June 30, 2022 and $185 million at December 31, 2021. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of June 30, 2022 and December 31, 2021 by $3 million and $4 million, respectively, on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of July 7, 2022, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2022 Fixed Price Volumes*
Hedged Bcf	N/A	N/A	125.3	118.0	243.3
Weighted Average Hedge Price per Mcf	N/A	N/A	$2.34	$2.41	$2.37
2023 Fixed Price Volumes
Hedged Bcf	100.0	111.3	112.5	112.5	417.2**
Weighted Average Hedge Price per Mcf	$2.66	$2.44	$2.44	$2.48	$2.47
2024 Fixed Price Volumes
Hedged Bcf	94.5	92.1	93.1	93.1	368.4**
Weighted Average Hedge Price per Mcf	$2.32	$2.33	$2.33	$2.33	$2.32
2025 Fixed Price Volumes
Hedged Bcf	85.2	91.0	92.0	92.0	354.1**
Weighted Average Hedge Price per Mcf	$2.39	$2.44	$2.44	$2.44	$2.41
2026 Fixed Price Volumes
Hedged Bcf	67.2	77.3	78.0	78.0	300.5
Weighted Average Hedge Price per Mcf	$2.61	$2.68	$2.68	$2.68	$2.66
2027 Fixed Price Volumes
Hedged Bcf	17.3	17.5	17.6	17.6	70.0
Weighted Average Hedge Price per Mcf	$3.34	$3.34	$3.34	$3.34	$3.34
*Excludes purchased swaps. The Company's purchased swaps are as follows:

	For the Three Months Ended
	September 30,	December 31,
Purchased Basis Swaps	2022	2022	Total Year
Hedged Bcf	$6.7	2.3	9.0
Weighted Average Fixed Price per Mcf	$(1.13)	$(1.13)	$(1.13)
**Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2022 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
The first through the third paragraphs of Note 10 – Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the three months ended June 30, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
April 1, 2022- April 30, 2022	236,981	$21.33	234,195	$858,637
May 1, 2022- May 31, 2022	1,496,370	$19.38	1,495,159	$829,661
June 1, 2022- June 30, 2022	2,101,320	$17.12	2,101,320	$793,696
Total	3,834,671		3,830,674

(1) Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(2) Shares repurchased as part of the Company's current $1,900 million share repurchase program authorized by the Board of Directors, which is not subject to an expiration date. See Note 14 – Stock Repurchase in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for more information.

ITEM 6.EXHIBITS

10.1
Amendment No. 1, dated as of May 5, 2022, to the Third Amended and Restated Credit Agreement, dated October 6, 2021, by and among CNX Resources Corporation, the guarantors party thereto, the lenders party thereto and PNC Bank, N.A., as administrative agent and collateral agent, filed here within.[1]

10.2
Amendment No. 1, dated as of May 5, 2022, to the Amended and Restated Credit Agreement, dated October 6, 2021 by and among CNX Midstream Partners LP, the guarantors party thereto, the lenders party thereto and PNC Bank, N.A., as administrative agent and collateral agent, filed here within.

10.3	Change in Control Severance Agreement, dated February 4, 2021, by and between the Company and Alan Shepard, filed here within.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 28, 2022

CNX RESOURCES CORPORATION

By:	/S/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Director, Chief Executive Officer and President (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ ALAN K. SHEPARD
Alan K. Shepard
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

By:	/S/ JASON L. MUMFORD
Jason L. Mumford
Vice President and Controller

1