Form 10-Q
period 2022-09-30
CNX Resources Corp
filed 2022-10-27
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2022
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
1000 Horizon Vue Drive
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of October 21, 2022
Common stock, $0.01 par value	180,476,996

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

PART I : FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
(Unaudited)	September 30,		September 30,
Revenue and Other Operating Income (Loss):	2022	2021	2022	2021
Natural Gas, NGLs and Oil Revenue	$1,127,341	$585,915	$2,875,371	$1,336,588
Loss on Commodity Derivative Instruments	(1,062,353)	(1,507,270)	(3,441,389)	(2,012,714)
Purchased Gas Revenue	31,738	16,311	124,132	66,500
Other Revenue and Operating Income	20,335	24,783	66,267	75,227
Total Revenue and Other Operating Income (Loss)	117,061	(880,261)	(375,619)	(534,399)
Costs and Expenses:
Operating Expense
Lease Operating Expense	19,239	11,193	48,920	30,709
Production, Ad Valorem and Other Fees	13,481	9,552	33,366	22,965
Transportation, Gathering and Compression	96,632	90,609	273,275	251,881
Depreciation, Depletion and Amortization	114,167	129,734	348,970	381,284
Exploration and Production Related Other Costs	685	3,073	7,086	8,079
Purchased Gas Costs	32,309	14,192	123,167	61,153
Selling, General, and Administrative Costs	27,722	24,851	89,737	76,849
Other Operating Expense	21,238	21,654	53,947	52,452
Total Operating Expense	325,473	304,858	978,468	885,372
Other Expense
Other Expense	1,922	3,177	6,362	13,410
Loss (Gain) on Asset Sales and Abandonments, net	12,077	(12,446)	(7,558)	(22,506)
Loss on Debt Extinguishment	9,953	18,653	22,934	18,653
Interest Expense	34,351	37,944	92,472	113,892
Total Other Expense	58,303	47,328	114,210	123,449
Total Costs and Expenses	383,776	352,186	1,092,678	1,008,821
Loss Before Income Tax	(266,715)	(1,232,447)	(1,468,297)	(1,543,220)
Income Tax Expense (Benefit)	160,357	(359,526)	(151,640)	(414,264)
Net Loss	$(427,072)	$(872,921)	$(1,316,657)	$(1,128,956)

Loss per Share
Basic	$(2.28)	$(4.05)	$(6.80)	$(5.17)
Diluted	$(2.28)	$(4.05)	$(6.80)	$(5.17)

Dividends Declared	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
(Unaudited)	2022	2021	2022	2021
Net Loss	$(427,072)	$(872,921)	$(1,316,657)	$(1,128,956)
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $(48), $(49), $(144), $(145))	135	136	405	407

Comprehensive Loss	$(426,937)	$(872,785)	$(1,316,252)	$(1,128,549)

The accompanying notes are an integral part of these financial statements.

RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,594	$3,565
Accounts and Notes Receivable:
Trade, net	479,088	330,122
Other Receivables, net	5,436	8,924
Supplies Inventories	19,650	6,147
Recoverable Income Taxes	—	72
Derivative Instruments	200,598	95,002
Prepaid Expenses	17,373	15,975
Total Current Assets	723,739	459,807
Property, Plant and Equipment:
Property, Plant and Equipment	11,738,308	11,362,102
Less—Accumulated Depreciation, Depletion and Amortization	4,704,665	4,372,619
Total Property, Plant and Equipment—Net	7,033,643	6,989,483
Other Non-Current Assets:
Operating Lease Right-of-Use Assets	187,376	56,022
Derivative Instruments	258,539	131,994
Goodwill	323,314	323,314
Other Intangible Assets	78,628	83,543
Other	27,887	56,588
Total Other Non-Current Assets	875,744	651,461
TOTAL ASSETS	$8,633,126	$8,100,751

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	September 30, 2022	December 31, 2021
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$169,406	$121,751
Derivative Instruments	1,407,892	521,598
Current Portion of Finance Lease Obligations	686	555
Current Portion of Long-Term Debt	323,122	—
Current Portion of Operating Lease Obligations	48,710	22,940
Other Accrued Liabilities	308,212	287,732
Total Current Liabilities	2,258,028	954,576
Non-Current Liabilities:
Long-Term Debt	1,920,440	2,214,121
Finance Lease Obligations	1,375	1,218
Operating Lease Obligations	143,291	33,672
Derivative Instruments	2,012,326	687,354
Deferred Income Taxes	146,621	328,601
Asset Retirement Obligations	87,243	88,859
Other	86,814	92,077
Total Non-Current Liabilities	4,398,110	3,445,902
TOTAL LIABILITIES	6,656,138	4,400,478
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 183,072,552 Issued and Outstanding at September 30, 2022; 203,531,320 Issued and Outstanding at December 31, 2021	1,835	2,039
Capital in Excess of Par Value	2,602,697	2,834,863
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
(Accumulated Deficit) Retained Earnings	(613,426)	877,894
Accumulated Other Comprehensive Loss	(14,118)	(14,523)
TOTAL STOCKHOLDERS' EQUITY	1,976,988	3,700,273
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,633,126	$8,100,751

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands) (Unaudited)	Common Stock	Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
June 30, 2022	$1,918	$2,665,440	$(116,081)	$(14,253)	$2,537,024
Net Loss	—	—	(427,072)	—	(427,072)
Issuance of Common Stock	—	135	—	—	135
Purchase and Retirement of Common Stock	(83)	(66,707)	(70,266)	—	(137,056)
Shares Withheld for Taxes	—	—	(7)	—	(7)
Amortization of Stock-Based Compensation Awards	—	3,829	—	—	3,829
Other Comprehensive Income	—	—	—	135	135
September 30, 2022	$1,835	$2,602,697	$(613,426)	$(14,118)	$1,976,988
(Dollars in thousands) (Unaudited)
June 30, 2021	$2,191	$2,950,083	$1,199,570	$(14,913)	$4,136,931
Net Loss	—	—	(872,921)	—	(872,921)
Issuance of Common Stock	—	183	—	—	183
Purchase and Retirement of Common Stock	(67)	(53,610)	(27,202)	—	(80,879)
Shares Withheld for Taxes	—	—	(9)	—	(9)
Amortization of Stock-Based Compensation Awards	—	3,075	—	—	3,075
Other Comprehensive Income	—	—	—	136	136
September 30, 2021	$2,124	$2,899,731	$299,438	$(14,777)	$3,186,516

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
December 31, 2021	$2,039	$2,834,863	$877,894	$(14,523)	$3,700,273
(Unaudited)
Net Loss	—	—	(1,316,657)	—	(1,316,657)
Issuance of Common Stock	2	1,116	—	—	1,118
Purchase and Retirement of Common Stock	(212)	(169,874)	(187,938)	—	(358,024)
Shares Withheld for Taxes	—	—	(5,672)	—	(5,672)
Amortization of Stock-Based Compensation Awards	6	14,876	—	—	14,882
Other Comprehensive Income	—	—	—	405	405
Cumulative Effect of Adoption of New Accounting Standard	—	(78,284)	18,947	—	(59,337)
September 30, 2022	$1,835	$2,602,697	$(613,426)	$(14,118)	$1,976,988
(Dollars in thousands)
December 31, 2020	$2,208	$2,959,357	$1,476,056	$(15,184)	$4,422,437
(Unaudited)
Net Loss	—	—	(1,128,956)	—	(1,128,956)
Issuance of Common Stock	7	4,977	—	—	4,984
Purchase and Retirement of Common Stock	(98)	(78,341)	(43,118)	—	(121,557)
Shares Withheld for Taxes	—	—	(4,544)	—	(4,544)
Amortization of Stock-Based Compensation Awards	7	13,771	—	—	13,778
Equity Component of Convertible Senior Notes, net of Issuance Costs	—	(33)	—	—	(33)
Other Comprehensive Income	—	—	—	407	407
September 30, 2021	$2,124	$2,899,731	$299,438	$(14,777)	$3,186,516

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended
Dollars in Thousands	September 30,
Cash Flows from Operating Activities:	2022	2021
Net Loss	$(1,316,657)	$(1,128,956)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	348,970	381,284
Amortization of Deferred Financing Costs	6,163	18,149
Stock-Based Compensation	14,882	13,778
Gain on Asset Sales and Abandonments, net	(7,558)	(22,506)
Loss on Debt Extinguishment	22,934	18,653
Loss on Commodity Derivative Instruments	3,441,389	2,012,714
Gain on Other Derivative Instruments	(10,047)	(6,075)
Net Cash Paid in Settlement of Commodity Derivative Instruments	(1,452,219)	(139,045)
Deferred Income Taxes	(159,134)	(414,659)
Other	3,969	(999)
Changes in Operating Assets:
Accounts and Notes Receivable	(150,097)	(109,249)
Recoverable Income Taxes	72	88
Supplies Inventories	(13,503)	2,148
Prepaid Expenses	(1,434)	(360)
Changes in Other Assets	21,642	(1,070)
Changes in Operating Liabilities:
Accounts Payable	27,824	6,927
Accrued Interest	(15,840)	(14,334)
Other Operating Liabilities	36,022	56,961
Changes in Other Liabilities	(4,634)	(164)
Net Cash Provided by Operating Activities	792,744	673,285
Cash Flows from Investing Activities:
Capital Expenditures	(392,537)	(349,150)
Proceeds from Asset Sales	30,571	24,234
Net Cash Used in Investing Activities	(361,966)	(324,916)
Cash Flows from Financing Activities:
Payments on Long-Term Notes	(385,719)	(174,614)
Net Payments on CNXM Revolving Credit Facility	(36,850)	(145,000)
Net (Payments on) Proceeds from CNX Revolving Credit Facility	(147,350)	64,550
Proceeds from Issuance of CNX Senior Notes	493,750	—
Proceeds from Issuance of CNXM Senior Notes	—	395,000
Net Payments on CSG Non-Revolving Credit Facilities	—	(160,544)
Net Payments on Other Debt	(475)	(2,648)
Proceeds from Issuance of Common Stock	1,118	4,984
Shares Withheld for Taxes	(5,672)	(4,544)
Purchases of Common Stock	(350,019)	(124,418)
Debt Issuance and Financing Fees	(1,532)	(1,983)
Net Cash Used in Financing Activities	(432,749)	(149,217)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(1,971)	199,152
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,565	21,599
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,594	$220,751

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for future periods.

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

Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statement of cash flows:

	September 30,
	2022	2021
Cash and Cash Equivalents	$1,594	$365
Restricted Cash, Current	—	220,386
Total Cash, Cash Equivalents, and Restricted Cash	$1,594	$220,751

Restricted cash at September 30, 2021 consisted of cash held by the Trustee that, pursuant to the indentures governing the CNX Midstream Partners LP Senior Notes due March 2026 at 6.50% ("CNXM Senior Notes due March 2026"), was restricted in its use to fund the redemption of the remaining outstanding CNXM Senior Notes due March 2026 recorded in the Consolidated Balance Sheet as of September 30, 2021 under the terms of the Tender Offer. See Note 9 – Long-Term Debt for more information.

Receivables

As of September 30, 2022 and December 31, 2021, Accounts Receivable - Trade were $479,088 and $330,122, respectively, and Other Receivables were $5,436 and $8,924, respectively.

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

The following represents activity related to the allowance for credit losses for the nine months ended:

	September 30,
	2022	2021
Allowance for Credit Losses - Trade, Beginning of Year	$84	$84
Provision for Expected Credit Losses	—	—
Allowance for Credit Losses - Trade, End of Period	$84	$84

Allowance for Credit Losses - Other Receivables, Beginning of Year	$3,322	$3,248
Provision for Expected Credit Losses	(306)	38
Write-off of Uncollectible Accounts	(187)	(16)
Allowance for Credit Losses - Other Receivables, End of Period	$2,829	$3,270

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

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Anti-Dilutive Options	2,353,875	3,002,504	2,353,875	3,002,504
Anti-Dilutive Restricted Stock Units	2,576,981	2,475,944	2,576,981	2,475,944
Anti-Dilutive Performance Share Units	2,048,957	951,828	2,048,957	951,828
	6,979,813	6,430,276	6,979,813	6,430,276

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

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Options	19,600	26,664	156,204	683,237
Restricted Stock Units	1,265	2,375	960,427	738,188
Performance Share Units	—	—	72,353	291,653
	20,865	29,039	1,188,984	1,713,078

The computations for basic and diluted loss per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net Loss	$(427,072)	$(872,921)	$(1,316,657)	$(1,128,956)
Basic Earnings Available to Shareholders	$(427,072)	$(872,921)	$(1,316,657)	$(1,128,956)

Effect of Dilutive Securities:
Add Back Interest on Convertible Notes (Net of Tax)	$—	$—	$—	$—
Diluted Earnings Available to Shareholders	$(427,072)	$(872,921)	$(1,316,657)	$(1,128,956)

Weighted-Average Shares of Common Stock Outstanding	187,511,940	215,738,737	193,750,735	218,504,542
Effect of Diluted Shares:*
Options	—	—	—	—
Restricted Stock Units	—	—	—	—
Performance Share Units	—	—	—	—
Convertible Notes	—	—	—	—
Weighted-Average Diluted Shares of Common Stock Outstanding	187,511,940	215,738,737	193,750,735	218,504,542

Loss per Share:
Basic	$(2.28)	$(4.05)	$(6.80)	$(5.17)
Diluted	$(2.28)	$(4.05)	$(6.80)	$(5.17)
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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from Contracts with Customers:
Natural Gas Revenue	$1,063,057	$514,821	$2,672,458	$1,183,178
NGL Revenue	61,281	62,792	189,850	136,176
Oil/Condensate Revenue	3,003	8,302	13,063	17,234
Total Natural Gas, NGL and Oil Revenue	1,127,341	585,915	2,875,371	1,336,588

Purchased Gas Revenue	31,738	16,311	124,132	66,500

Other Sources of Revenue and Other Operating Income (Loss):
Loss on Commodity Derivative Instruments	(1,062,353)	(1,507,270)	(3,441,389)	(2,012,714)
Other Revenue and Operating Income	20,335	24,783	66,267	75,227
Total Revenue and Other Operating Income (Loss)	$117,061	$(880,261)	$(375,619)	$(534,399)

The disaggregated revenue information corresponds with the Company’s segment reporting found in Note 13 – Segment Information.

Contract Balances

CNX invoices its customers once a performance obligation has been satisfied, at which point payment is unconditional. Accordingly, CNX's contracts with customers do not give rise to material contract assets or liabilities under Accounting Standards Codification (ASC) 606. The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

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

For natural gas, NGL and oil revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $42,521 as of September 30, 2022. The Company expects to recognize net revenue of $19,939 in the next 12 months and $17,297 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGL and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For the three and nine months ended September 30, 2022 and 2021, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—INCOME TAXES:

The effective tax rates for the three and nine months ended September 30, 2022 were (60.1)% and 10.3%, respectively. The effective tax rates for the three and nine months ended September 30, 2021 were 29.2% and 26.8%, respectively. The effective tax rate for the three and nine months ended September 30, 2022 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of assessing the realizability of existing deferred tax assets, including net operating losses, and the related valuation allowance recorded, the partial repurchase of Convertible Notes (see Note 9 – Long-Term Debt for more information), equity compensation and state taxes. The effective tax rate for the three and nine months ended September 30, 2021 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of federal tax credits, equity compensation and state taxes.

The total amount of uncertain tax positions at September 30, 2022 and December 31, 2021 was $82,245 and $67,805, respectively. The increase of $14,440 was the result of additional tax credits claimed on prior years federal income tax returns for which a reserve was recorded for federal tax credits claimed on each respective return. If these uncertain tax positions were recognized, approximately $82,245 and $67,805 would affect CNX's effective tax rate at September 30, 2022 and December 31, 2021, respectively.

CNX recognizes accrued interest and penalties related to uncertain tax positions in interest expense and income tax expense, respectively. As of September 30, 2022 and December 31, 2021, CNX had no accrued liabilities for interest and penalties related to uncertain tax positions.

CNX and its subsidiaries file federal income tax returns with the United States and tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2018.

Pennsylvania enacted legislation in July 2022 that, among other things, gradually reduced the corporate net income tax rate over the next several years beginning in 2023 to 8.99% to ultimately 4.99% in 2031. The Company revised the deferred state income tax rates and apportionment factors for several states to reflect, among other things, the recent Pennsylvania legislative change resulting in a decrease to deferred tax expense in the Consolidated Statements of Income. The deferred tax is also comprised of an expense increase relating to valuation allowance assertions against various federal and state deferred tax assets and net operating losses due to the tax accounting treatment of unrealized losses on commodity derivatives.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT:

	September 30, 2022	December 31, 2021
Intangible Drilling Cost	$5,466,844	$5,247,800
Gas Gathering Equipment	2,527,166	2,483,561
Proved Gas Properties	1,324,110	1,312,706
Gas Wells and Related Equipment	1,296,217	1,202,731
Unproved Gas Properties	742,419	730,400
Surface Land and Other Equipment	193,286	194,655
Other	188,266	190,249
Total Property, Plant and Equipment	11,738,308	11,362,102
Less: Accumulated Depreciation, Depletion and Amortization	4,704,665	4,372,619
Total Property, Plant and Equipment - Net	$7,033,643	$6,989,483

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

The accumulated impairment losses on goodwill were $473,045, resulting in a carrying value of $323,314, at both September 30, 2022 and December 31, 2021.

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	September 30, 2022	December 31, 2021
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	31,124	26,209
Total Other Intangible Assets, net	$78,628	$83,543

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets for the three and nine months ended September 30, 2022 was $1,638 and $4,915, respectively. Amortization expense related to other intangible assets for the three and nine months ended September 30, 2021 was $1,638 and $4,914, respectively. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 7—REVOLVING CREDIT FACILITIES:
CNX:
On May 5, 2022, CNX amended its Third Amended and Restated Credit Agreement dated October 6, 2021, which provides for a senior secured revolving credit facility (as amended, the "CNX Credit Agreement"). Revisions were made to replace LIBOR as a benchmark interest rate with SOFR, or the secured overnight financing rate. Following the amendment, CNX remains the borrower and certain of its subsidiaries (not including CNXM and its subsidiaries) as guarantor loan parties on CNX Credit Agreement. The CNX Credit Agreement replaced the prior CNX revolving credit facility and remains subject to semi-annual redetermination. The CNX Credit Agreement has a $2,250,000 borrowing base and $1,300,000 in elected commitments, including borrowings and letters of credit. The CNX Credit Agreement matures on October 6, 2026, provided that if at any time on or after January 30, 2026 availability under the CNX Credit Agreement minus the aggregate principal amount of any and all such outstanding Convertible Notes is less than 20% of the aggregate commitments under the CNX Credit Agreement (the first such date, the "Springing Maturity Date"), then the CNX Credit Agreement will mature on the Springing Maturity Date.

In addition to refinancing all outstanding amounts under the prior CNX revolving credit facility, borrowings under the CNX Credit Agreement may be used by CNX for general corporate purposes.

Under the terms of the CNX Credit Agreement, borrowings will bear interest at CNX's option at either:

•the highest of (i) PNC Bank, National Association’s prime rate, (ii) the federal funds open rate plus 0.50%, and (iii) the one-month SOFR rate plus 1.0%, in each case, plus a margin ranging from 0.75% to 1.75%; or
•the one-month SOFR rate plus a margin ranging from 1.85% to 2.85%.

The availability under the CNX Credit Agreement, including availability for letters of credit, is generally limited to a borrowing base, which is determined by the required number of lenders in good faith by calculating a loan value of the Company’s proved reserves.

The CNX Credit Agreement also requires that CNX maintain a maximum net leverage ratio of no greater than 3.50 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding derivative asset/liability position, and convertible note liability until one year prior to maturity, and borrowings under the revolver, measured quarterly. The calculation of all of the ratios excludes CNX Gathering and CNXM and its subsidiaries. CNX was in compliance with all financial covenants as of September 30, 2022.

At September 30, 2022, the CNX Credit Agreement had $44,650 of borrowings outstanding and $172,965 of letters of credit outstanding, leaving $1,082,385 of unused capacity. At December 31, 2021, the CNX Credit Agreement had $192,000 of borrowings outstanding and $184,131 of letters of credit outstanding, leaving $923,869 of unused capacity.

CNXM:
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

Interest on outstanding indebtedness under the CNXM Credit Agreement currently accrues, at CNXM's option, at a rate based on either:
•the highest of (i) PNC Bank, National Association’s prime rate, (ii) the federal funds open rate plus 0.50%, and (iii) the one-month SOFR rate plus 1.0%, in each case, plus a margin ranging from 1.00% to 2.00%; or
•the one-month SOFR rate plus a margin ranging from 2.10% to 3.10%.

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum net leverage ratio of no greater than between 5.00 to 1.00 ranging to no greater than 5.25 to 1.00 in certain circumstances; (y) a maximum secured leverage ratio of no greater than 3.25 to 1.00; and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00; in each case as calculated in accordance with the terms and definitions determining such ratios contained in the CNXM Credit Agreement. CNXM was in compliance with all financial covenants as of September 30, 2022.

At September 30, 2022, the CNXM Credit Agreement had $148,150 of borrowings outstanding and $30 of letters of credit outstanding, leaving $451,820 of unused capacity. At December 31, 2021, the CNXM Credit Agreement had $185,000 of borrowings outstanding and $30 of letters of credit outstanding, leaving $414,970 of unused capacity.

NOTE 8—OTHER ACCRUED LIABILITIES:

	September 30, 2022	December 31, 2021
Royalties	$192,700	$152,498
Deferred Revenue	22,543	18,984
Accrued Interest	20,195	36,035
Accrued Other Taxes	14,081	12,681
Transportation Charges	14,070	15,808
Short-Term Incentive Compensation	9,528	19,591
Accrued Payroll & Benefits	6,551	5,747
Litigation Contingency	5,091	1,200
Purchased Gas Payable	1,001	757
Other	13,025	15,435
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	7,529	7,154
Salary Retirement	1,898	1,842
Total Other Accrued Liabilities	$308,212	$287,732

NOTE 9—LONG-TERM DEBT:

	September 30, 2022	December 31, 2021
Senior Notes due January 2029 at 6.00%, Issued at Par Value	$500,000	$500,000
Senior Notes due January 2031 at 7.375% (Principal of $500,000 less Unamortized Discount of $6,250)	493,750	—
CNX Midstream Partners LP Senior Notes due April 2030 at 4.75% (Principal of $400,000 less Unamortized Discount of $4,375 and $4,808, respectively )*	395,625	395,192
Senior Notes due March 2027 at 7.25% (Principal of $350,000 and $700,000 plus Unamortized Premium of $2,401 and $5,609, respectively)	352,401	705,609
Convertible Senior Notes due May 2026 at 2.25% (Principal of $330,654 and $345,000 less Unamortized Discount and Issuance Costs of $6,920 and $91,284, respectively)	323,734	253,716
CNX Midstream Partners LP Revolving Credit Facility*	148,150	185,000
CNX Revolving Credit Facility	44,650	192,000
Less: Unamortized Debt Issuance Costs	14,748	17,396
	2,243,562	2,214,121
Less: Current Portion	323,122	—
Long-Term Debt	$1,920,440	$2,214,121
*CNX is not a guarantor of CNXM's 4.75% Senior Notes due April 2030 or CNXM's Credit Facility.

In September 2022, CNX completed a private offering of $500,000 in aggregate principal of 7.375% Senior Notes due January 2031 (the "Senior Notes due January 2031") less an unamortized discount of $6,250 which accrue interest from September 26, 2022 at a rate of 7.375% per year. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2023. The Senior Notes due January 2031 mature on January 15, 2031, rank equally in right of payment to all of CNX's existing and future senior indebtedness and senior to any subordinated indebtedness that the Company may incur and are guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).

During the three months ended September 30, 2022, CNX purchased and retired $350,000 of its outstanding 7.25% Senior Notes due March 2027. As part of the transaction, a loss of $9,953 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income during the three and nine months ended September 30, 2022.

During the nine months ended September 30, 2022, CNX purchased $14,346 of its outstanding Convertible Notes. As part of this transaction, a loss of $12,981 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income during the nine months ended September 30, 2022.

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

During the three months ended September 30, 2021, CNXM purchased and retired $165,831 aggregate principal amount of its outstanding 6.50% Senior Notes due March 2026. As part of this transaction, a loss of $10,549 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income during the three and nine months ended September 30, 2021.

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

During the three months ended September 30, 2021, CNX's wholly-owned subsidiary Cardinal States Gathering Company LLC (Cardinal States) repaid in full the outstanding principal of $107,705 of its non-revolving credit facility (the "Cardinal States Facility") and terminated the facility. As part of this transaction, a loss of $5,830 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income during the three and nine months ended September 30, 2021.

Additionally, during the three months ended September 30, 2021, CNX's wholly-owned subsidiary CSG Holdings II LLC (CSG Holdings) repaid in full the outstanding principal of $39,726 on its non-revolving credit facility (the "CSG Holdings Facility") and terminated the facility. As part of this transaction, a loss of $2,274 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income during the three and nine months ended September 30, 2021.

In April 2020, CNX issued $345,000 in aggregate principal amount of Convertible Notes due May 2026 ("Convertible Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, including $45,000 aggregate principal amount of Convertible Notes issued pursuant to the exercise in full of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes are senior, unsecured obligations of the Company. The Convertible Notes bear interest at a fixed rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2020. Proceeds from the issuance of the Convertible Notes totaled $334,650, net of initial purchaser discounts and issuance costs. The Convertible Notes are guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).

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

Pursuant to the terms of the Convertible Notes indenture, the Sale Price per share of Common Stock condition for conversion of the Convertible Notes was satisfied as of September 30, 2022, and, accordingly, holders of Convertible Notes are permitted to convert any of their Convertible Notes, at their option, at any time during the quarter beginning on October 1, 2022 and ending on December 31, 2022, subject to all terms and conditions set forth in the Convertible Notes indenture. Therefore, as of September 30, 2022, the net carrying value of the Convertible Notes was classified as current in the Consolidated Balance Sheet.

On January 1, 2022, the Company adopted Accounting Standards Update (ASU) 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity using the modified transition approach with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. This guidance is applicable to the Convertible Senior Notes that were issued in April 2020, for which the embedded conversion option was required to be separately accounted for as a component of stockholders’ equity. Upon adoption on January 1, 2022, long-term debt increased by $82,327 representing the net impact of two adjustments: (1) the $107,260 value of the embedded conversion, which is net of allocated offering costs, previously classified in additional paid-in-capital in stockholders’ equity, and (2) a $24,933 increase to retained earnings for the cumulative effect of adoption primarily related to the non-cash interest expense recorded for the amortization of the portion of the Convertible Notes allocated to stockholders’ equity. In addition, there was a decrease of $22,990 to deferred income taxes, a $5,986 decrease to retained earnings, and a $78,284 decrease in stockholders' equity in the Consolidated Balance Sheet. Prospectively, the reported interest expense for the Convertible Notes will no longer include the non-cash interest expense of the equity component as required under prior accounting standards and will be equal to the 2.25% cash coupon rate. Also, as required by the new accounting guidance, the Company will use the if-converted method instead of the treasury stock method for the assumed conversion of the Convertible Notes on a prospective basis when calculating diluted earnings per share.

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

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

	September 30, 2022	December 31, 2021
Liability Component:
Principal	$330,654	$345,000
Unamortized Discount	—	(85,950)
Unamortized Issuance Costs	(6,920)	(5,334)
Net Carrying Amount	$323,734	$253,716

Fair Value	$459,209	$453,765
Fair Value Hierarchy	Level 2	Level 2

Equity Component, net of Purchase Discounts and Issuance Costs	$—	$78,284

Interest expense related to the Convertible Notes is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual Interest Expense	$1,860	$1,941	$5,717	$5,822
Amortization of Debt Discount	—	3,897	—	11,428
Amortization of Issuance Costs	457	260	1,411	769
Total Interest Expense	$2,317	$6,098	$7,128	$18,019

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

At September 30, 2022, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third-parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on CNX's financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$169,908	$169,908	$—	$—	$—
Other	3,087	3,087	—	—	—
Total Letters of Credit	172,995	172,995	—	—	—
Surety Bonds:
Employee-Related	2,250	2,250	—	—	—
Environmental	12,004	10,359	1,645	—	—
Financial Guarantees	81,270	26,000	55,270	—	—
Other	8,630	8,359	271	—	—
Total Surety Bonds	104,154	46,968	57,186	—	—
Total Commitments	$277,149	$219,963	$57,186	$—	$—

Excluded from the above table are commitments and guarantees entered into in conjunction with the spin-off of the Company's coal business in November 2017. Although CONSOL has agreed to indemnify CNX to the extent that CNX would be called upon to pay any of these liabilities, there is no assurance that CONSOL will satisfy its obligations to indemnify CNX in the event that CNX is so called upon (See "Item 1A. Risk Factors" in CNX's 2021 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022 for additional information).

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of September 30, 2022, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$256,413
1 - 3 years	459,860
3 - 5 years	378,664
More than 5 years	780,633
Total Purchase Obligations	$1,875,570

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

In March 2020, CNX entered into an interest rate swap agreement, inclusive of a put option at zero basis points, related to $160,000 of borrowings under the CNX Credit Facility which has the economic effect of modifying the variable-interest obligation into a fixed-interest obligation over a four-year period.

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

CNX enters into financial derivative instruments (over-the-counter swaps) to manage its exposure to natural gas price fluctuations. Typically, CNX "sells" swaps under which it receives a fixed price from counterparties and pays a floating market price. In order to lock in certain margins while balancing its basis hedges, during the first quarter of 2022, CNX purchased, rather than sold, financial swaps for the period April through October of 2022. In order to enhance production flexibility, during the first quarter of 2021, CNX purchased, rather than sold, financial swaps for the period April through October of 2021. Under these purchased financial swaps, CNX pays a fixed price to, and receives a floating price from, its hedge counterparties. Purchased swaps have the effect of reducing total hedged volumes for the period of the swap. Natural gas commodity hedges are accounted for on a mark-to-market basis with changes in fair value recorded in current period earnings.

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

The total notional amounts of CNX's derivative instruments were as follows:

	September 30,		December 31,	Forecasted to
	2022		2021	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,662.8		1,686.1	2027
Natural Gas Basis Swaps (Bcf)	1,052.7	*	1,233.3	2027
Interest Rate Swaps	$410,000		$410,000	2024
*Net of purchased natural gas basis swaps of 2.3 Bcf.

The gross fair value of CNX's derivative instruments was as follows:

	September 30,	December 31,
	2022	2021
Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$3,465	$92
Basis Only Swaps	184,556	94,682
Interest Rate Swaps	12,577	228
Total Current Assets	$200,598	$95,002

Other Non-Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$26,051	$12,419
Basis Only Swaps	225,138	119,077
Interest Rate Swaps	7,350	498
Total Other Non-Current Assets	$258,539	$131,994

Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$1,356,538	$505,460
Basis Only Swaps	41,293	13,206
Interest Rate Swaps	10,061	2,932
Total Current Liabilities	$1,407,892	$521,598

Non-Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$1,959,805	$642,442
Basis Only Swaps	46,916	41,332
Interest Rate Swaps	5,605	3,580
Total Non-Current Liabilities	$2,012,326	$687,354

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Realized (Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	$(690,685)	$(161,887)	$(1,520,879)	$(171,829)
Basis Swaps	39,486	30,796	68,447	32,784
Total Realized Loss on Commodity Derivative Instruments	(651,199)	(131,091)	(1,452,432)	(139,045)

Unrealized (Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	(300,013)	(1,339,362)	(2,151,435)	(2,066,509)
Basis Swaps	(111,141)	(36,817)	162,478	192,840
Total Unrealized Loss on Commodity Derivative Instruments	(411,154)	(1,376,179)	(1,988,957)	(1,873,669)

(Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	(990,698)	(1,501,249)	(3,672,314)	(2,238,338)
Basis Swaps	(71,655)	(6,021)	230,925	225,624
Total Loss on Commodity Derivative Instruments	$(1,062,353)	$(1,507,270)	$(3,441,389)	$(2,012,714)

The effect of interest rate swaps on Interest Expense in the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cash Paid in Settlement of Interest Rate Swaps	$(234)	$(2,154)	$(1,934)	$(4,621)
Unrealized Gain on Interest Rate Swaps	2,694	1,416	10,047	6,075
Gain (Loss) on Interest Rate Swaps	$2,460	$(738)	$8,113	$1,454

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
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at September 30, 2022			Fair Value Measurements at December 31, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Gas Derivatives	$—	$(2,965,128)	$—	$—	$(976,170)	$—
Interest Rate Swaps	$—	$4,261	$—	$—	$(5,786)	$—

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$1,594	$1,594	$3,565	$3,565
Long-Term Debt (Excluding Debt Issuance Costs)*	$2,258,310	$2,246,994	$2,231,517	$2,483,019
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

Industry segment results for the three months ended September 30, 2022 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$1,029,854	$96,360	$1,127	$1,127,341	(A)
Purchased Gas Revenue	—	—	31,738	31,738
Loss on Commodity Derivative Instruments	(601,979)	(48,945)	(411,429)	(1,062,353)
Other Revenue and Operating Income	16,388	—	3,947	20,335	(B)
Total Revenue and Other Operating Income (Loss)	$444,263	$47,415	$(374,617)	$117,061
Total Operating Expense	$205,866	$33,399	$86,208	$325,473
Earnings (Loss) Before Income Tax	$238,397	$14,016	$(519,128)	$(266,715)
Segment Assets	$6,397,404	$1,269,492	$966,230	$8,633,126	(C)
Depreciation, Depletion and Amortization	$97,121	$12,946	$4,100	$114,167
Capital Expenditures	$129,302	$3,038	$1,213	$133,553

(A)    Included in Total Natural Gas, NGLs and Oil Revenue are sales of $138,349 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(B)    Includes midstream revenue of $16,388 and equity in earnings of unconsolidated affiliates of $854 for Shale and Other, respectively.
(C)    Includes investments in unconsolidated equity affiliates of $13,332.

Industry segment results for the three months ended September 30, 2021 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$536,412	$49,107	$396	$585,915	(D)
Purchased Gas Revenue	—	—	16,311	16,311
Loss on Commodity Derivative Instruments	(119,429)	(11,620)	(1,376,221)	(1,507,270)
Other Revenue and Operating Income	19,050	—	5,733	24,783	(E)
Total Revenue and Other Operating Income (Loss)	$436,033	$37,487	$(1,353,781)	$(880,261)
Total Operating Expense	$206,703	$30,124	$68,031	$304,858
Earnings (Loss) Before Income Tax	$229,330	$7,363	$(1,469,140)	$(1,232,447)
Segment Assets	$6,076,533	$1,057,543	$1,094,077	$8,228,153	(F)
Depreciation, Depletion and Amortization	$111,643	$14,031	$4,060	$129,734
Capital Expenditures	$94,317	$2,105	$341	$96,763

(D)    Included in Total Natural Gas, NGLs and Oil Revenue are sales of $93,499 to Citadel Energy Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(E)    Includes midstream revenue of $19,050 and equity in earnings of unconsolidated affiliates of $995 for Shale and Other, respectively.
(F)    Includes investments in unconsolidated equity affiliates of $17,020.

Industry segment results for the nine months ended September 30, 2022 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$2,633,934	$239,316	$2,121	$2,875,371	(G)
Purchased Gas Revenue	—	—	124,132	124,132
Loss on Commodity Derivative Instruments	(1,340,463)	(111,446)	(1,989,480)	(3,441,389)
Other Revenue and Operating Income	52,035	—	14,232	66,267	(H)
Total Revenue and Other Operating Income (Loss)	$1,345,506	$127,870	$(1,848,995)	$(375,619)
Total Operating Expense	$593,179	$95,449	$289,840	$978,468
Earnings (Loss) Before Income Tax	$752,327	$32,421	$(2,253,045)	$(1,468,297)
Segment Assets	$6,397,404	$1,269,492	$966,230	$8,633,126	(I)
Depreciation, Depletion and Amortization	$294,475	$39,222	$15,273	$348,970
Capital Expenditures	$379,381	$8,959	$4,197	$392,537

(G)    Included in Total Natural Gas, NGLs and Oil Revenue are sales of $351,649 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(H)    Includes midstream revenue of $52,035 and equity in earnings of unconsolidated affiliates of $3,031 for Shale and Other, respectively.
(I)    Includes investments in unconsolidated equity affiliates of $13,332.

Industry segment results for the nine months ended September 30, 2021 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$1,211,239	$124,516	$833	$1,336,588	(J)
Purchased Gas Revenue	—	—	66,500	66,500
Loss on Commodity Derivative Instruments	(126,641)	(12,359)	(1,873,714)	(2,012,714)
Other Revenue and Operating Income	56,795	—	18,432	75,227	(K)
Total Revenue and Other Operating Income (Loss)	$1,141,393	$112,157	$(1,787,949)	$(534,399)
Total Operating Expense	$587,409	$86,883	$211,080	$885,372
Earnings (Loss) Before Income Tax	$553,984	$25,274	$(2,122,478)	$(1,543,220)
Segment Assets	$6,076,533	$1,057,543	$1,094,077	$8,228,153	(L)
Depreciation, Depletion and Amortization	$325,529	$43,779	$11,976	$381,284
Capital Expenditures	$342,665	$5,749	$736	$349,150

(J)    Included in Total Natural Gas, NGLs and Oil Revenue are sales of $193,964 to Citadel Energy marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(K)    Includes midstream revenue of $56,795 and equity in earnings of unconsolidated affiliates of $3,499 for Shale and Other, respectively.
(L)    Includes investments in unconsolidated equity affiliates of $17,020.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Total Segment Revenue from Contracts with External Customers	$1,175,467	$621,276	$3,051,538	$1,459,883
Loss on Commodity Derivative Instruments	(1,062,353)	(1,507,270)	(3,441,389)	(2,012,714)
Other Operating Income	3,947	5,733	14,232	18,432
Total Consolidated Revenue and Other Operating Income (Loss)	$117,061	$(880,261)	$(375,619)	$(534,399)

NOTE 14—STOCK REPURCHASE:
On January 26, 2021, the Company’s Board of Directors approved an increase in the aggregate amount of the previous $750,000 stock repurchase program plan to $900,000, and on October 25, 2021, the Board of Directors approved an additional increase in the aggregate amount of the stock repurchase program plan to $1,900,000. As of September 30, 2022 the amount available under the stock repurchase program is $656,789, and is not subject to an expiration date. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans.

During the nine months ended September 30, 2022, 21,260,865 shares were repurchased and retired at an average price of $16.82 per share for a total cost of $358,024. During the nine months ended September 30, 2021, 9,804,958 shares were repurchased and retired at an average price of $12.38 per share for a total cost of $121,557.

NOTE 15—RECENT ACCOUNTING PRONOUNCEMENTS:

See Note 9 – Long-Term Debt for the impact of adoption of ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q. The information provided below supplements, but does not form part of, CNX's financial statements. This discussion contains forward-looking statements that are based on the current views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from any such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact future operating performance or financial condition, please see "Part II. Item 1A. Risk Factors" and the section entitled "Forward-Looking Statements" contained in our Annual Report on Form 10-K for the year ended December 31, 2021, which we filed with the SEC on February 10, 2022. CNX does not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

Inflation

Heightened levels of inflation, primarily related to steel, diesel fuel and labor, continue to present risk for CNX and the broader natural gas industry. CNX experienced higher capital costs from inflation in the first nine months of 2022, if inflation continues at its current levels or increases further for any extended period of time, and CNX is unable to successfully mitigate the impact, our costs could increase further, having a greater impact on our financial position. Rising interest rates could also increase our borrowing costs on new debt and could affect the fair value of our investments. CNX remains committed to our ongoing efforts to increase the efficiency of our operations and improve costs, which may, in part, offset cost increases from inflation.

Hedging Update:

Total hedged natural gas production in the fourth quarter of 2022 is 118.5(1) Bcf. CNX's annual gas hedge position is shown in the table below:

	2022	2023
Volumes Hedged (Bcf), as of 10/6/22	474.7(1)(2)	421.9
1Net of purchased swaps.
2Includes actual settlements of 378.6 Bcf.

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

Results of Operations - Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

Net Loss

CNX reported a net loss of $427 million, or a loss per diluted share of $2.28, for the three months ended September 30, 2022, compared to a net loss of $873 million, or a loss per diluted share of $4.05, for the three months ended September 30, 2021.

Included in the loss for the three months ended September 30, 2022 was an unrealized loss on commodity derivative instruments of $411 million. Included in the loss for the three months ended September 30, 2021 was an unrealized loss on commodity derivative instruments of $1,376 million.

Non-GAAP Financial Measures

CNX's management uses certain non-GAAP financial measures for planning, forecasting and evaluating business and financial performance, and believes that they are useful for investors in analyzing the Company. Although these are not measures of performance calculated in accordance with generally accepted accounting principles (GAAP), management believes that these financial measures are useful to an investor in evaluating CNX because these metrics are widely used to evaluate a natural gas company’s operating performance. Sales of Natural Gas, NGL and Oil, including cash settlements is a non-GAAP measure that excludes the impacts of changes in the fair value of commodity derivative instruments prior to settlement, which are often volatile, and only includes the impact of settled commodity derivative instruments. Sales of Natural Gas, NGL and Oil, including cash settlements also excludes purchased gas revenue and other revenue and operating income, which are not directly related to CNX’s natural gas producing activities. Natural Gas, NGL and Oil Production Costs is a non-GAAP measure that excludes certain expenses that are not directly related to CNX’s natural gas producing activities and are managed outside our production operations (See Note 13 – Segment Information in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). These expenses include, but are not limited to, interest expense, other operating expense and other corporate expenses such as selling, general and administrative costs. We believe that Sales of Natural Gas, NGL and Oil, including cash settlements, Natural Gas, NGL and Oil Production Costs and Natural Gas, NGL and Oil Production Margin (which is derived by subtracting Natural Gas, NGL and Oil Production Costs from Sales of Natural Gas, NGL and Oil, including cash settlements) provide useful information to investors for evaluating period-to-period comparisons of earnings trends. These metrics should not be viewed as a substitute for measures of performance that are calculated in accordance with GAAP. In addition, because all companies do not calculate these measures identically, these measures may not be comparable to similarly titled measures of other companies.

Non-GAAP Financial Measures Reconciliation

	For the Three Months Ended September 30,
(Dollars in millions)	2022	2021
Total Revenue and Other Operating Income (Loss)	$117	$(880)
Add (Deduct):
Purchased Gas Revenue	(32)	(16)
Unrealized Loss on Commodity Derivative Instruments	411	1,376
Other Revenue and Operating Income	(20)	(25)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$476	$455

Total Operating Expense	$326	$305
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(3)	(4)
Exploration and Production Related Other Costs	(1)	(3)
Purchased Gas Costs	(32)	(14)
Selling, General and Administrative Costs	(28)	(25)
Other Operating Expense	(22)	(21)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$240	$238

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

	For the Three Months Ended September 30,
	2022		2021		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		146.4		153.5		(7.1)

Natural Gas, NGL and Oil Revenue	$1,127	$8.04	$586	$3.88	$541	$4.16
Loss on Commodity Derivative Instruments - Cash Settlement - Gas	(651)	(4.79)	(131)	(0.92)	(520)	(3.87)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	476	3.25	455	2.96	21	0.29
Lease Operating Expense	19	0.13	11	0.07	8	0.06
Production, Ad Valorem, and Other Fees	13	0.09	10	0.06	3	0.03
Transportation, Gathering and Compression	97	0.66	91	0.59	6	0.07
Depreciation, Depletion and Amortization (DD&A)	111	0.76	126	0.83	(15)	(0.07)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	240	1.64	238	1.55	2	0.09
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$236	$1.61	$217	$1.41	$19	$0.20

*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 7.1 Bcfe decrease in total sales volumes in the period-to-period comparison was primarily due to normal production declines and the timing of when new wells were turned-in-line after the 2021 period.

Changes in the average costs per Mcfe were primarily related to the following items:

•Lease operating expense increased on a per unit basis primarily as a result of an increase in water disposal costs driven by more produced water being taken to disposal instead of being reused in well completions.
•Production, ad valorem and other fees increased on a per unit basis as a result of increased realized prices on natural gas.
•Transportation, Gathering and Compression increased primarily due to an increase in repairs and maintenance expense.
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

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Three Months Ended September 30,
in thousands (unless noted)	2022	2021	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	10,136	10,145	(9)	(0.1)%
Sales Volume (Mbbls)	1,689	1,691	(2)	(0.1)%
Gross Price ($/Bbl)	$36.30	$37.14	$(0.84)	(2.3)%
Gross NGL Revenue	$61,281	$62,762	$(1,481)	(2.4)%

Oil/Condensate:
Sales Volume (MMcfe)	204	831	(627)	(75.5)%
Sales Volume (Mbbls)	34	138	(104)	(75.4)%
Gross Price ($/Bbl)	$88.44	$59.97	$28.47	47.5%
Gross Oil/Condensate Revenue	$3,003	$8,302	$(5,299)	(63.8)%

NATURAL GAS
Sales Volume (MMcf)	136,019	142,541	(6,522)	(4.6)%
Sales Price ($/Mcf)	$7.82	$3.61	$4.21	116.6%
Gross Natural Gas Revenue	$1,063,057	$514,821	$548,236	106.5%

Hedging Impact ($/Mcf)	$(4.79)	$(0.92)	$(3.87)	(420.7)%
Loss on Commodity Derivative Instruments - Cash Settlement	$(651,199)	$(131,091)	$(520,108)	396.8%

The increase in gross revenue was primarily the result of the $4.21 per Mcf increase in natural gas prices, when excluding the impact of hedging. This increase was offset, in-part, by the impact of the change in the realized loss on commodity derivative instruments related to the Company's hedging program and the 7.1 Bcfe decrease in sales volumes.

SEGMENT ANALYSIS for the three months ended September 30, 2022 compared to the three months ended September 30, 2021:

	For the Three Months Ended				Difference to Three Months Ended
	September 30, 2022				September 30, 2021
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$1,030	$96	$1	$1,127	$494	$47	$—	$541
Loss on Commodity Derivative Instruments	(602)	(49)	(411)	(1,062)	(483)	(37)	965	445
Purchased Gas Revenue	—	—	32	32	—	—	16	16
Other Revenue and Operating Income	16	—	4	20	(3)	—	(2)	(5)
Total Revenue and Other Operating Income (Loss)	444	47	(374)	117	8	10	979	997
Lease Operating Expense	15	4	—	19	7	1	—	8
Production, Ad Valorem, and Other Fees	10	4	(1)	13	2	2	(1)	3
Transportation, Gathering and Compression	84	12	1	97	5	1	—	6
Depreciation, Depletion and Amortization	97	13	4	114	(15)	(1)	—	(16)
Exploration and Production Related Other Costs	—	—	1	1	—	—	(2)	(2)
Purchased Gas Costs	—	—	32	32	—	—	18	18
Selling, General and Administrative Costs	—	—	28	28	—	—	3	3
Other Operating Expense	—	—	22	22	—	—	1	1
Total Operating Expense	206	33	87	326	(1)	3	19	21
Other Expense	—	—	2	2	—	—	(1)	(1)
Loss (Gain) on Asset Sales and Abandonments, net	—	—	12	12	—	—	24	24
Loss on Debt Extinguishment	—	—	10	10	—	—	(9)	(9)
Interest Expense	—	—	34	34	—	—	(3)	(3)
Total Other Expense	—	—	58	58	—	—	11	11
Total Costs and Expenses	206	33	145	384	(1)	3	30	32
Earnings (Loss) Before Income Tax	$238	$14	$(519)	$(267)	$9	$7	$949	$965

        SHALE SEGMENT

The Shale segment had earnings before income tax of $238 million for the three months ended September 30, 2022 compared to earnings before income tax of $229 million for the three months ended September 30, 2021.

	For the Three Months Ended September 30,
	2022	2021	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	125.2	130.3	(5.1)	(3.9)%
NGLs Sales Volumes (Bcfe)*	10.1	10.1	—	—%
Oil/Condensate Sales Volumes (Bcfe)*	0.2	0.8	(0.6)	(75.0)%
Total Shale Sales Volumes (Bcfe)*	135.5	141.2	(5.7)	(4.0)%

Average Sales Price - Natural Gas (per Mcf)	$7.72	$3.57	$4.15	116.2%
Loss on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(4.81)	$(0.92)	$(3.89)	(422.8)%
Average Sales Price - NGLs (per Mcfe)*	$6.05	$6.19	$(0.14)	(2.3)%
Average Sales Price - Oil/Condensate (per Mcfe)*	$14.79	$9.99	$4.80	48.0%

Total Average Shale Sales Price (per Mcfe)	$3.16	$2.95	$0.21	7.1%
Average Shale Lease Operating Expenses (per Mcfe)	0.11	0.06	0.05	83.3%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.07	0.06	0.01	16.7%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.62	0.56	0.06	10.7%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.72	0.78	(0.06)	(7.7)%
Total Average Shale Production Costs (per Mcfe)	$1.52	$1.46	$0.06	4.1%
Total Average Shale Production Margin (per Mcfe)	$1.64	$1.49	$0.15	10.1%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.

The Shale segment had natural gas, NGLs and oil/condensate revenue of $1,030 million for the three months ended September 30, 2022 compared to $536 million for the three months ended September 30, 2021. The $494 million increase was due primarily to a 116.2% increase in the average sales price for natural gas, offset in part by a 4.0% decrease in total Shale sales volumes and a 2.3% decrease in the average sales price of NGLs. The decrease in total Shale volumes was primarily due to normal production declines and the timing of when new wells were turned-in-line after the 2021 period.

The increase in total average Shale sales price was primarily due to a $4.15 per Mcf increase in average gas sales price. This increase was offset in part by a $0.14 per Mcfe decrease in the average NGL sales price and a $3.89 per Mcf change in the realized loss on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 106.2 Bcf of the Company's produced Shale gas sales volumes for the three months ended September 30, 2022 at an average loss of $5.67 per Mcf hedged. For the three months ended September 30, 2021, these financial hedges represented approximately 103.8 Bcf at an average loss of $1.15 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $206 million for the three months ended September 30, 2022 compared to $207 million for the three months ended September 30, 2021. The decrease in total dollars and increase in unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $15 million for the three months ended September 30, 2022 compared to $8 million for the three months ended September 30, 2021. The increases in total dollars and unit costs were primarily related to an increase in water disposal costs as more water had to be taken to disposal instead of being reused in well completions. Unit costs were also impacted by the overall decrease in sales volumes.

•Shale production, ad valorem and other fees were $10 million for the three months ended September 30, 2022 compared to $8 million for the three months ended September 30, 2021. The increases in total dollars and unit costs were primarily due to increased realized prices on natural gas.

•Shale transportation, gathering and compression costs were $84 million for the three months ended September 30, 2022 compared to $79 million for the three months ended September 30, 2021. The increases in total dollars and unit costs were primarily due to an increase in repairs and maintenance expense.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $97 million for the three months ended September 30, 2022 compared to $112 million for the three months ended September 30, 2021. These amounts included depletion on a units of production basis of $0.61 per Mcfe and $0.69 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of a lower annual depletion rate related to low-cost reserve additions from development in the 2021 period. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third-parties. The Shale segment had other revenue and operating income of $16 million for the three months ended September 30, 2022 compared to $19 million for the three months ended September 30, 2021. The decrease in the period-to-period comparison was primarily due to lower third-party gathering volumes due to normal production declines.

COALBED METHANE (CBM) SEGMENT

The CBM segment had earnings before income tax of $14 million for the three months ended September 30, 2022 compared to earnings before income tax of $7 million for the three months ended September 30, 2021.

	For the Three Months Ended September 30,
	2022	2021	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	10.7	12.2	(1.5)	(12.3)%

Average Sales Price - Gas (per Mcf)	$8.98	$4.01	$4.97	123.9%
Loss on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(4.56)	$(0.95)	$(3.61)	(380.0)%

Total Average CBM Sales Price (per Mcf)	$4.42	$3.06	$1.36	44.4%
Average CBM Lease Operating Expenses (per Mcf)	0.41	0.26	0.15	57.7%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.36	0.15	0.21	140.0%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.13	0.91	0.22	24.2%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.21	1.14	0.07	6.1%
Total Average CBM Production Costs (per Mcf)	$3.11	$2.46	$0.65	26.4%
Total Average CBM Production Margin (per Mcf)	$1.31	$0.60	$0.71	118.3%
The CBM segment had natural gas revenue of $96 million for the three months ended September 30, 2022 compared to $49 million for the three months ended September 30, 2021. The increase was due to a 123.9% increase in the average sales price for natural gas in the current period, offset in part by the 12.3% decrease in total CBM sales volumes. The decrease in CBM sales volumes was primarily due to normal production declines.

The total average CBM sales price increased $1.36 per Mcf due to a $4.97 per Mcf increase in average gas sales price, offset in part by a $3.61 per Mcf change in the realized loss on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 8.6 Bcf of the Company's produced CBM sales volumes for the three months ended September 30, 2022 at an average loss of $5.69 per Mcf hedged. For the three months ended September 30, 2021, these financial hedges represented approximately 9.1 Bcf at an average loss of $1.28 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $33 million for the three months ended September 30, 2022 compared to $30 million for the three months ended September 30, 2021. The increases in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $4 million for the three months ended September 30, 2022 compared to $3 million for the three months ended September 30, 2021. The increases in total dollars and unit costs were primarily due to increases in repairs and maintenance expense.

•CBM production, ad valorem and other fees were $4 million for the three months ended September 30, 2022 compared to $2 million for the three months ended September 30, 2021. The increases in total dollars and unit costs were primarily due to increased realized prices on natural gas.

•CBM transportation, gathering and compression costs were $12 million for the three months ended September 30, 2022 compared to $11 million for the three months ended September 30, 2021. The increases in total dollars and unit costs were primarily due to increases in repairs and maintenance expense and electrical compression expense.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $13 million for the three months ended September 30, 2022 compared to $14 million for the three months ended September 30, 2021. These amounts included depletion on a units of production basis of $0.65 per Mcfe and $0.66 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period was due to a lower annual depletion rate. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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

The Other Segment had a loss before income tax of $519 million for the three months ended September 30, 2022 compared to a loss before income tax of $1,468 million for the three months ended September 30, 2021. The increase in total dollars is discussed below.

	For the Three Months Ended September 30,
	2022	2021	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.2	0.1	0.1	100.0%

Loss on Commodity Derivative Instruments

For the three months ended September 30, 2022, the Other Segment recognized an unrealized loss on commodity derivative instruments of $411 million. For the three months ended September 30, 2021, the Other Segment recognized an unrealized loss on commodity derivative instruments of $1,376 million. The unrealized loss on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $32 million for the three months ended September 30, 2022 compared to $16 million for the three months ended September 30, 2021. Purchased gas costs were $32 million for the three months ended September 30, 2022 compared to $14 million for the three months ended September 30, 2021. The period-to-period increase in purchased gas revenue was due to an increase in purchased gas sales volumes, offset in part by a decrease in average sales price.

	For the Three Months Ended September 30,
	2022	2021	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	9.1	3.8	5.3	139.5%
Average Sales Price (per Mcf)	$3.50	$4.33	$(0.83)	(19.2)%
Purchased Gas Average Cost (per Mcf)	$3.57	$3.77	$(0.20)	(5.3)%

Other Operating Income

	For the Three Months Ended September 30,
(in millions)	2022	2021	Variance	Percent Change
Water Income	$1	$2	$(1)	(50.0)%
Excess Firm Transportation Income	2	3	(1)	(33.3)%
Equity Income from Affiliates	1	1	—	—%
Total Other Operating Income	$4	$6	$(2)	(33.3)%

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

Exploration and Production Related Other Costs

	For the Three Months Ended September 30,
(in millions)	2022	2021	Variance	Percent Change
Lease Expiration Costs	$—	$2	$(2)	(100.0)%
Land Rentals	1	1	—	—%
Total Exploration and Production Related Other Costs	$1	$3	$(2)	(66.7)%

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

	For the Three Months Ended September 30,
(in millions)	2022	2021	Variance	Percent Change
Salaries, Wages and Employee Benefits	$8	$6	$2	33.3%
Long-Term Equity-Based Compensation (Non-Cash)	4	3	1	33.3%
Short-Term Incentive Compensation	3	3	—	—%
Other	13	13	—	—%
Total SG&A	$28	$25	$3	12.0%

•Salaries, wages and employee benefits increased in the period-to-period comparison primarily due to an increase in employee wages and employee benefit expense.

Other Operating Expense

	For the Three Months Ended September 30,
(in millions)	2022	2021	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$17	$13	$4	30.8%
Virginia Flood Expense	2	—	2	100.0%
Insurance Expense	1	1	—	—%
Litigation Settlements	—	5	(5)	(100.0)%
Other	2	2	—	—%
Total Other Operating Expense	$22	$21	$1	4.8%

•Unutilized firm transportation and processing fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. In some instances, the Company may have the opportunity to realize more favorable net pricing by strategically choosing to sell natural gas into a market or to a customer that does not require the use of the Company’s own firm transportation capacity. Such sales would result in an increase in unutilized firm transportation expense. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Excess Firm Transportation Income above. The increase in the period-to-period comparison was primarily due to higher unutilized processing fees and a decrease in utilization of firm transportation capacity due, in part, to an interstate pipeline outage in the current period.
•Virginia flood expense includes cleanup and repair costs related to flooding that occurred in Buchanan County, Virginia in July 2022.
•CNX and its subsidiaries are subject to various lawsuits and claims in the normal course of business. CNX accrues the estimated loss for these lawsuits and claims as litigation settlements when the loss is probable and can be estimated. (See Note 20 - Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of CNX's 2021 Form 10-K for additional information). The decrease in litigation settlements in the period-to-period comparison was the result of various items, none of which were individually material.

Other Expense

	For the Three Months Ended September 30,
(in millions)	2022	2021	Variance	Percent Change
Other Income
Right-of-Way Sales	$1	$—	$1	100.0%
Other	—	3	(3)	(100.0)%
Total Other Income	$1	$3	$(2)	(66.7)%

Other Expense
Professional Services	$—	$2	$(2)	(100.0)%
Bank Fees	3	3	—	—%
Other Corporate Expense	—	1	(1)	(100.0)%
Total Other Expense	$3	$6	$(3)	(50.0)%

Total Other Expense	$2	$3	$(1)	(33.3)%

•Professional services decreased in the period-to-period comparison primarily due to a decrease in legal fees.

Loss (Gain) on Asset Sales and Abandonments, net

A loss on asset sales and abandonments of $12 million was recognized in the three months ended September 30, 2022 compared to a gain of $12 million in the three months ended September 30, 2021. During the three months ended September 30, 2022, the Company chose to plug and abandon a Shale wellbore. This well was originally part of the 2023 development plan, and in order to not delay other wells, CNX plugged the wellbore and plans on accessing the reserves at a future date. This loss was offset in part by sales of various non-core assets, primarily rights-of-way, surface acreage and other non-core oil and gas interests. During the three months ended September 30, 2021, the Company sold various non-core assets, primarily rights-of-way, surface acreage and other non-core oil and gas interests.

Loss on Debt Extinguishment

A loss on debt extinguishment of $10 million was recognized in the three months ended September 30, 2022 compared to a loss on debt extinguishment of $19 million in the three months ended September 30, 2021. During the three months ended September 30, 2022, CNX purchased $350 million of the 7.25% Senior Notes due March 2027 at an average price equal to 102.5% of the principal amount. During the three months ended September 30, 2021, CNXM purchased a portion of the 6.50% Senior Notes due March 2026 and repaid in full and terminated the Cardinal States Gathering Company LLC and CSG Holdings II LLC non-revolving credit facilities. See Note 9 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Interest Expense

	For the Three Months Ended September 30,
(in millions)	2022	2021	Variance	Percent Change
Total Interest Expense	$34	$37	$(3)	(8.1)%

The $3 million decrease in total interest expense was partially due to the Company adopting Accounting Standards Update (ASU) 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity on January 1, 2022. As part of the adoption, total interest expense no longer includes a non-cash interest expense component related to the Convertible Notes due May 2026. Total interest expense for the three months ended September 30, 2021 included $4 million that was amortized as additional non-cash interest expense related to the equity component of the Convertible Notes due May 2026. The decrease was also due to the purchase of the $400 million 6.500% CNXM Senior Notes due March 2026 during the year ended December 31, 2021 offset, in part, by interest on the $400 million of 4.750% CNXM Senior Notes due 2030 that were issued during the year ended December 31, 2021 and the $500 million of 7.375% Senior Notes due 2031 that were issued during the three months ended September 30, 2022. See Note 9 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Three Months Ended September 30,
(in millions)	2022	2021	Variance	Percent Change
Total Company Loss Before Income Tax	$(267)	$(1,232)	$965	78.3%
Income Tax Expense (Benefit)	$160	$(360)	$520	144.4%
Effective Income Tax Rate	(60.1)%	29.2%	(89.3)%

The effective income tax rate was (60.1)% for the three months ended September 30, 2022 compared to 29.2% for the three months ended September 30, 2021. The effective rate for the three months ended September 30, 2022 differs from the U.S. federal statutory rate of 21% primarily due to the impact of assessing the realizability of existing deferred tax assets, including net operating losses, and the related valuation allowance recorded, the partial repurchase of the Convertible Notes, equity compensation and state income taxes. The effective rate for the three months ended September 30, 2021 differs from the U.S. federal statutory rate of 21% primarily due to the impact of federal tax credits, equity compensation and state income taxes. See Note 4 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Results of Operations - Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

Net Loss
CNX reported a net loss of $1,317 million, or a loss per diluted share of $6.80, for the nine months ended September 30, 2022, compared to a net loss of $1,129 million, or a loss per diluted share of $5.17, for the nine months ended September 30, 2021.

Included in the loss for the nine months ended September 30, 2022 was an unrealized loss on commodity derivative instruments of $1,989 million. Included in the loss for the nine months ended September 30, 2021 was an unrealized loss on commodity derivative instruments of $1,874 million.

Non-GAAP Financial Measures

CNX's management uses certain non-GAAP financial measures for planning, forecasting and evaluating business and financial performance, and believes that they are useful for investors in analyzing the company. Although these are not measures of performance calculated in accordance with generally accepted accounting principles (GAAP), management believes that these financial measures are useful to an investor in evaluating CNX because these metrics are widely used to evaluate a natural gas company’s operating performance. Sales of Natural Gas, NGL and Oil, including cash settlements is a non-GAAP measure that excludes the impacts of changes in the fair value of commodity derivative instruments prior to settlement, which are often volatile, and only includes the impact of settled commodity derivative instruments. Sales of Natural Gas, NGL and Oil, including cash settlements also excludes purchased gas revenue and other revenue and operating income, which are not directly related to CNX’s natural gas producing activities. Natural Gas, NGL and Oil Production Costs is a non-GAAP measure that excludes certain expenses that are not directly related to CNX’s natural gas producing activities and are managed outside our production operations (See Note 13 – Segment Information in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). These expenses include, but are not limited to, interest expense, other operating expense and other corporate expenses such as selling, general and administrative costs. We believe that Sales of Natural Gas, NGL and Oil, including cash settlements, Natural Gas, NGL and Oil Production Costs and Natural Gas, NGL and Oil Production Margin (which is derived by subtracting Natural Gas, NGL and Oil Production Costs from Sales of Natural Gas, NGL and Oil, including cash settlements) provide useful information to investors for evaluating period-to-period comparisons of earnings trends. These metrics should not be viewed as a substitute for measures of performance that are calculated in accordance with GAAP. In addition, because all companies do not calculate these measures identically, these measures may not be comparable to similarly titled measures of other companies.

Non-GAAP Financial Measures Reconciliation

	For the Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Total Revenue and Other Operating Loss	$(376)	$(534)
Add (Deduct):
Purchased Gas Revenue	(124)	(67)
Unrealized Loss on Commodity Derivative Instruments	1,989	1,874
Other Revenue and Operating Income	(66)	(75)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$1,423	$1,198

Total Operating Expense	$978	$885
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(9)	(8)
Exploration and Production Related Other Costs	(7)	(8)
Purchased Gas Costs	(123)	(61)
Selling, General and Administrative Costs	(90)	(77)
Other Operating Expense	(54)	(52)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$695	$679
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

	For the Nine Months Ended September 30,
	2022		2021		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		439.6		432.1		7.5

Natural Gas, NGL and Oil Revenue	$2,875	$6.77	$1,337	$3.11	$1538	$3.66
Loss on Commodity Derivative Instruments - Cash Settlement - Gas	(1,452)	(3.53)	(139)	(0.34)	(1,313)	(3.19)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	1,423	3.24	1,198	2.77	225	0.47
Lease Operating Expense	49	0.11	31	0.07	18	0.04
Production, Ad Valorem, and Other Fees	33	0.08	23	0.06	10	0.02
Transportation, Gathering and Compression	273	0.62	252	0.58	21	0.04
Depreciation, Depletion and Amortization (DD&A)	340	0.78	373	0.86	(33)	(0.08)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	695	1.59	679	1.57	16	0.02
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$728	$1.65	$519	$1.20	$209	$0.45
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 7.5 Bcfe increase in volumes in the period-to-period comparison was primarily due to the turn-in-line of new wells after the 2021 period. The increases were offset, in part, by normal production declines.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense increased on a per unit basis as a result of an increase in repairs and maintenance expense, including both routine and water storage system maintenance, and an increase in water disposal costs driven by more produced water being taken to disposal instead of being reused in well completions.
•Production, ad valorem and other fees increased on a per unit basis as a result of increased realized prices on natural gas and NGLs.
•Transportation, Gathering and Compression increased primarily due to an increase in repairs and maintenance expense and an increase in firm transportation expense related to the higher volume.
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

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Nine Months Ended September 30,
in thousands (unless noted)	2022	2021	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	27,487	26,082	1,405	5.4%
Sales Volume (Mbbls)	4,581	4,347	234	5.4%
Gross Price ($/Bbl)	$41.46	$31.32	$10.14	32.4%
Gross NGL Revenue	$189,850	$136,176	$53,674	39.4%

Oil/Condensate:
Sales Volume (MMcfe)	902	1,922	(1,020)	(53.1)%
Sales Volume (Mbbls)	150	320	(170)	(53.1)%
Gross Price ($/Bbl)	$86.94	$53.80	$33.14	61.6%
Gross Oil/Condensate Revenue	$13,063	$17,234	$(4,171)	(24.2)%

NATURAL GAS
Sales Volume (MMcf)	411,163	404,055	7,108	1.8%
Sales Price ($/Mcf)	$6.50	$2.93	$3.57	121.8%
Gross Natural Gas Revenue	$2,672,458	$1,183,178	$1,489,280	125.9%

Hedging Impact ($/Mcf)	$(3.53)	$(0.34)	$(3.19)	(938.2)%
Loss on Commodity Derivative Instruments - Cash Settlement	$(1,452,432)	$(139,045)	$(1,313,387)	(944.6)%

The increase in gross revenue was primarily the result of the $3.57 per Mcf increase in natural gas prices, when excluding the impact of hedging, the $10.14 per Bbl increase in NGL prices and the 7.5 Bcfe increase in sales volumes. These increases were offset, in-part, by the impact of the change in the realized loss on commodity derivative instruments related to the Company's hedging program.

SEGMENT ANALYSIS for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

	For the Nine Months Ended				Difference to Nine Months Ended
	September 30, 2022				September 30, 2021
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$2,634	$239	$2	$2,875	$1,423	$115	$—	$1,538
Loss on Commodity Derivative Instruments	(1,340)	(111)	(1,990)	(3,441)	(1,213)	(99)	(116)	(1,428)
Purchased Gas Revenue	—	—	124	124	—	—	57	57
Other Revenue and Operating Income	51	—	15	66	(6)	—	(3)	(9)
Total Revenue and Other Operating Income (Loss)	1,345	128	(1,849)	(376)	204	16	(62)	158
Lease Operating Expense	37	12	—	49	16	3	(1)	18
Production, Ad Valorem, and Other Fees	24	9	—	33	5	5	—	10
Transportation, Gathering and Compression	238	35	—	273	16	5	—	21
Depreciation, Depletion and Amortization	294	39	16	349	(31)	(5)	4	(32)
Exploration and Production Related Other Costs	—	—	7	7	—	—	(1)	(1)
Purchased Gas Costs	—	—	123	123	—	—	62	62
Selling, General and Administrative Costs	—	—	90	90	—	—	13	13
Other Operating Expense	—	—	54	54	—	—	2	2
Total Operating Expense	593	95	290	978	6	8	79	93
Other Expense	—	—	7	7	—	—	(6)	(6)
Gain on Asset Sales and Abandonments, net	—	—	(8)	(8)	—	—	14	14
Loss on Debt Extinguishment	—	—	23	23	—	—	4	4
Interest Expense	—	—	92	92	—	—	(22)	(22)
Total Other Expense	—	—	114	114	—	—	(10)	(10)
Total Costs and Expenses	593	95	404	1,092	6	8	69	83
Earnings (Loss) Before Income Tax	$752	$33	$(2,253)	$(1,468)	$198	$8	$(131)	$75

        SHALE SEGMENT

The Shale segment had earnings before income tax of $752 million for the nine months ended September 30, 2022 compared to earnings before income tax of $554 million for the nine months ended September 30, 2021.

	For the Nine Months Ended September 30,
	2022	2021	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	377.7	366.4	11.3	3.1%
NGLs Sales Volumes (Bcfe)*	27.5	26.1	1.4	5.4%
Oil/Condensate Sales Volumes (Bcfe)*	0.9	1.9	(1.0)	(52.6)%
Total Shale Sales Volumes (Bcfe)*	406.1	394.4	11.7	3.0%

Average Sales Price - Natural Gas (per Mcf)	$6.44	$2.89	$3.55	122.8%
Loss on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(3.55)	$(0.35)	$(3.20)	(914.3)%
Average Sales Price - NGLs (per Mcfe)*	$6.91	$5.22	$1.69	32.4%
Average Sales Price - Oil/Condensate (per Mcfe)*	$14.49	$8.96	$5.53	61.7%

Total Average Shale Sales Price (per Mcfe)	$3.19	$2.75	$0.44	16.0%
Average Shale Lease Operating Expenses (per Mcfe)	0.09	0.05	0.04	80.0%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.06	0.05	0.01	20.0%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.59	0.56	0.03	5.4%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.73	0.83	(0.10)	(12.0)%
Total Average Shale Production Costs (per Mcfe)	$1.47	$1.49	$(0.02)	(1.3)%
Total Average Shale Production Margin (per Mcfe)	$1.72	$1.26	$0.46	36.5%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.
The Shale segment had natural gas, NGLs and oil/condensate revenue of $2,634 million for the nine months ended September 30, 2022 compared to $1,211 million for the nine months ended September 30, 2021. The $1,423 million increase was due primarily to a 122.8% increase in the average sales price for natural gas, a 32.4% increase in the average sales price of NGLs, and a 3.0% increase in total Shale sales volumes. The increase in total Shale volumes was primarily due to the turn-in-line of new wells after the 2021 period, offset in part by normal production declines.

The increase in total average Shale sales price was primarily due to a $3.55 per Mcf increase in average natural gas sales price and a $1.69 per Mcfe increase in the average NGL sales price. These increases were offset in part by a $3.20 per Mcf change in the realized loss on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 318.8 Bcf of the Company's produced Shale gas sales volumes for the nine months ended September 30, 2022 at an average loss of $4.21 per Mcf hedged. For the nine months ended September 30, 2021, these financial hedges represented approximately 313.2 Bcf at an average loss of $0.40 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $593 million for the nine months ended September 30, 2022 compared to $587 million for the nine months ended September 30, 2021. The increase in total dollars and decrease in unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $37 million for the nine months ended September 30, 2022 compared to $21 million for the nine months ended September 30, 2021. The increases in total dollars and unit costs were primarily related to an increase in repairs and maintenance expense, including both routine and water storage system maintenance, and an increase in water disposal costs as more water had to be taken to disposal instead of being reused in well completions.

•Shale production, ad valorem and other fees were $24 million for the nine months ended September 30, 2022 compared to $19 million for the nine months ended September 30, 2021. The increases in total dollars and unit costs were primarily due to increased realized prices on natural gas and natural gas liquids.

•Shale transportation, gathering and compression costs were $238 million for the nine months ended September 30, 2022 compared to $222 million for the nine months ended September 30, 2021. The increases in total dollars and unit costs were primarily related to an increase in total volumes gathered as well as an increase in repairs and maintenance expense, an increase in processing costs due to a wetter production mix and an increase in firm transportation expense related to the higher volumes.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $294 million for the nine months ended September 30, 2022 compared to $325 million for the nine months ended September 30, 2021. These amounts included depletion on a unit of production basis of $0.62 per Mcfe and $0.72 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of a lower annual depletion rate related to low-cost reserve additions from development in the 2021 period. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third-parties. The Shale segment had other revenue and operating income of $51 million for the nine months ended September 30, 2022 compared to $57 million for the nine months ended September 30, 2021. The decrease in the period-to-period comparison was primarily due to lower third-party gathering volumes due to normal production declines.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $33 million for the nine months ended September 30, 2022 compared to earnings before income tax of $25 million for the nine months ended September 30, 2021.

	For the Nine Months Ended September 30,
	2022	2021	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	33.2	37.5	(4.3)	(11.5)%

Average Sales Price - Natural Gas (per Mcf)	$7.21	$3.32	$3.89	117.2%
Loss on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(3.36)	$(0.33)	$(3.03)	(918.2)%

Total Average CBM Sales Price (per Mcf)	$3.85	$2.99	$0.86	28.8%
Average CBM Lease Operating Expenses (per Mcf)	0.38	0.25	0.13	52.0%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.27	0.12	0.15	125.0%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.05	0.78	0.27	34.6%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.17	1.17	—	—%
Total Average CBM Production Costs (per Mcf)	$2.87	$2.32	$0.55	23.7%
Total Average CBM Production Margin (per Mcf)	$0.98	$0.67	$0.31	46.3%
The CBM segment had natural gas revenue of $239 million for the nine months ended September 30, 2022 compared to $124 million for the nine months ended September 30, 2021. The $115 million increase was primarily due to a 117.2% increase in the average sales price for natural gas in the current period. The natural gas price increases were partially offset by the 11.5% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price increased $0.86 per Mcf due to a $3.89 per Mcf increase in average natural gas sales price, offset in part by a $3.03 per Mcf change in the realized loss on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 26.6 Bcf of the Company's produced CBM sales volumes for the nine months ended September 30, 2022 at an average loss of $4.18 per Mcf hedged. For the nine months ended September 30, 2021, these financial hedges represented approximately 30.6 Bcf at an average loss of $0.40 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $95 million for the nine months ended September 30, 2022 compared to $87 million for the nine months ended September 30, 2021. The increases in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $12 million for the nine months ended September 30, 2022 compared to $9 million for the nine months ended September 30, 2021. The increases in total dollars and unit costs were primarily due to increases in repairs and maintenance expense.

•CBM production, ad valorem and other fees were $9 million for the nine months ended September 30, 2022 compared to $4 million for the nine months ended September 30, 2021. The increases in total dollars and unit costs were primarily due to increased realized prices on natural gas.

•CBM transportation, gathering and compression costs were $35 million for the nine months ended September 30, 2022 compared to $30 million for the nine months ended September 30, 2021. The increases in total dollars and unit costs were primarily due to increases in repairs and maintenance expense and electrical compression expense.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $39 million for the nine months ended September 30, 2022 compared to $44 million for the nine months ended September 30, 2021. These amounts included depletion on a unit of production basis of $0.64 per Mcfe and $0.66 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate was due to a lower annual depletion rate. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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

The Other Segment had a loss before income tax of $2,253 million for the nine months ended September 30, 2022 compared to a loss before income tax of $2,122 million for the nine months ended September 30, 2021. The decrease in total dollars is discussed below.

	For the Nine Months Ended September 30,
	2022	2021	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.3	0.2	0.1	50.0%

Loss on Commodity Derivative Instruments

For the nine months ended September 30, 2022, the Other Segment recognized an unrealized loss on commodity derivative instruments of $1,989 million as well as cash settlements paid of $1 million. For the nine months ended September 30, 2021, the Other Segment recognized an unrealized loss on commodity derivative instruments of $1,874 million. The unrealized loss or gain on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $124 million for the nine months ended September 30, 2022 compared to $67 million for the nine months ended September 30, 2021. Purchased gas costs were $123 million for the nine months ended September 30, 2022 compared to $61 million for the nine months ended September 30, 2021. The period-to-period increase in purchased gas revenue was due to an increase in averages sales price, offset in part by a decrease in purchased gas sales volumes.

	For the Nine Months Ended September 30,
	2022	2021	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	19.9	20.5	(0.6)	(2.9)%
Average Sales Price (per Mcf)	$6.25	$3.25	$3.00	92.3%
Purchased Gas Average Cost (per Mcf)	$6.20	$2.99	$3.21	107.4%

Other Operating Income

	For the Nine Months Ended September 30,
(in millions)	2022	2021	Variance	Percent Change
Water Income	$3	$6	$(3)	(50.0)%
Excess Firm Transportation Income	8	9	(1)	(11.1)%
Equity Income from Affiliates	3	3	—	—%
Other	1	—	1	100.0%
Total Other Operating Income	$15	$18	$(3)	(16.7)%

•Water income decreased in the period-to-period comparison due to fewer third-party sales in the current period.
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

Exploration and Production Related Other Costs

	For the Nine Months Ended September 30,
(in millions)	2022	2021	Variance	Percent Change
Lease Expiration Costs	$1	$5	$(4)	(80.0)%
Permitting Expense	—	1	(1)	(100.0)%
Land Rentals	3	2	1	50.0%
Seismic Activity	3	—	3	100.0%
Total Exploration and Production Related Other Costs	$7	$8	$(1)	(12.5)%

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

	For the Nine Months Ended September 30,
(in millions)	2022	2021	Variance	Percent Change
Contributions and Advertising	$4	$—	$4	100.0%
Salaries, Wages and Employee Benefits	24	20	4	20.0%
Short-Term Incentive Compensation	10	8	2	25.0%
Long-Term Equity-Based Compensation (Non-Cash)	15	14	1	7.1%
Other	37	35	2	5.7%
Total SG&A	$90	$77	$13	16.9%

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

Other Operating Expense

	For the Nine Months Ended September 30,
(in millions)	2022	2021	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$44	$41	$3	7.3%
Virginia Flood Expense	2	—	2	100.0%
Insurance Expense	2	1	1	100.0%
Water Expense	1	1	—	—%
Litigation Settlements	3	6	(3)	(50.0)%
Other	2	3	(1)	(33.3)%
Total Other Operating Expense	$54	$52	$2	3.8%

•Unutilized firm transportation and processing fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. In some instances, the Company may have the opportunity to realize more favorable net pricing by strategically choosing to sell natural gas into a market or to a customer that does not require the use of the Company’s own firm transportation capacity. Such sales would result in an increase in unutilized firm transportation expense. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Excess Firm Transportation Income in Total Other Operating Income. The increase in the period-to-period comparison was primarily due to higher unutilized processing fees and a decrease in utilization of firm transportation capacity due, in part, to an interstate pipeline outage in the current period.
•Virginia flood expense includes cleanup and repair costs related to flooding that occurred in Buchanan County, Virginia in July 2022.
•CNX and its subsidiaries are subject to various lawsuits and claims in the normal course of business. CNX accrues the estimated loss for these lawsuits and claims as litigation settlements when the loss is probable and can be estimated. (See Note 20 - Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of CNX's 2021 Form 10-K for additional information). The decrease in litigation settlements in the period-to-period comparison was the result of various items, none of which were individually material.

Other Expense

	For the Nine Months Ended September 30,
(in millions)	2022	2021	Variance	Percent Change
Other Income
Right-of-Way Sales	$3	$2	$1	50.0%
Other	4	3	1	33.3%
Total Other Income	$7	$5	$2	40.0%

Other Expense
Professional Services	$3	$5	$(2)	(40.0)%
Bank Fees	8	9	(1)	(11.1)%
Other Corporate Expense	3	4	(1)	(25.0)%
Total Other Expense	$14	$18	$(4)	(22.2)%

Total Other Expense	$7	$13	$(6)	(46.2)%

•Professional services decreased in the period-to-period comparison primarily due to a decrease in legal fees.

Gain on Asset Sales and Abandonments, net

A gain on asset sales and abandonments of $8 million was recognized in the nine months ended September 30, 2022 compared to a gain of $22 million in the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company chose to plug and abandon a Shale wellbore. This well was originally part of the 2023 development plan, and in order to not delay other wells, CNX plugged the wellbore and plans on accessing the reserves at a future date. This loss was offset in part by sales of various non-core assets, primarily rights-of-way, surface acreage and other non-core oil and gas interests. During the nine months ended September 30, 2021, the Company sold various non-core assets, primarily rights-of-way, surface acreage and other non-core oil and gas interests.

Loss on Debt Extinguishment

A loss on debt extinguishment of $23 million was recognized in the nine months ended September 30, 2022 compared to a loss on debt extinguishment of $19 million in the nine months ended September 30, 2021. During the nine months ended September 30, 2022, CNX purchased of a portion of the Convertible Notes due May 2026 and $350 million of the 7.25% Senior Notes due March 2027 at an average price equal to 102.5% of the principal amount. During the nine months ended September 30, 2021, CNXM purchased a portion of the 6.50% Senior Notes due March 2026 and repaid in full and terminated the Cardinal States Gathering Company LLC and CSG Holdings II LLC non-revolving credit facilities. See Note 9 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Interest Expense

	For the Nine Months Ended September 30,
(in millions)	2022	2021	Variance	Percent Change
Total Interest Expense	$92	$114	$(22)	(19.3)%

The $22 million decrease in total interest expense was primarily due to the purchase of the $400 million 6.500% CNXM Senior Notes due March 2026 during the year ended December 31, 2021 offset, in part, by the $400 million of 4.750% CNXM Senior Notes due 2030 that were issued during the year ended December 31, 2021 and the $500 million of 7.375% Senior Notes due 2031 that were issued during the three months ended September 30, 2022. The decrease was also due to the Company adopting Accounting Standards Update (ASU) 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity on January 1, 2022. As part of the adoption, total interest expense no longer includes a non-cash interest expense component related to the Convertible Notes due May 2026. Total interest expense for the nine months ended September 30, 2021 included $12 million that was amortized as additional non-cash interest expense related to the equity component of the Convertible Notes due May 2026. See Note 9 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Nine Months Ended September 30,
(in millions)	2022	2021	Variance	Percent Change
Total Company Loss Before Income Tax	$(1,468)	$(1,543)	$75	(4.9)%
Income Tax Benefit	$(152)	$(414)	$262	(63.3)%
Effective Income Tax Rate	10.3%	26.8%	(16.5)%

The effective income tax rate was 10.3% for the nine months ended September 30, 2022 compared to 26.8% for the nine months ended September 30, 2021. The effective rate for the nine months ended September 30, 2022 differs from the U.S. federal statutory rate of 21% primarily due to the impact of assessing the realizability of existing deferred tax assets, including net operating losses, and the related valuation allowance recorded, the partial repurchase of the Convertible Notes, equity compensation and state income taxes. The effective rate for the nine months ended September 30, 2021 differs from the U.S. federal statutory rate of 21% primarily due to the impact of federal tax credits, equity compensation and state income taxes. See Note 4 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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
As of September 30, 2022, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices, CNX currently expects to remain in compliance with its debt covenants.

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

Factors that may Impact our Liquidity
•The Company’s cash on hand and access to additional liquidity. Cash and cash equivalents as of September 30, 2022 and December 31, 2021 were $1.6 million and $3.6 million, respectively.
•Accounts and notes receivable - trade as of September 30, 2022 and December 31, 2021 were $479.1 million and $330.1 million, respectively. Our accounts and notes receivable balance may fluctuate as of any balance sheet date depending on the prices we receive for our natural gas and NGLs and the volumes sold.
•Capital expenditures are expected to range between $560.0 million to $580.0 million for the year ended December 31, 2022. For the nine months ended September 30, 2022, CNX had capital expenditures of $392.5 million. Accelerated levels of inflation may lead to price increases beyond CNX’s control that could lead to CNX incurring an increase in costs in the future.
•Production volumes are expected to range between 580.0 Bcfe and 590.0 Bcfe for the year ended December 31, 2022. For the nine months ended September 30, 2022, CNX had production volumes of 439.6 Bcfe.
•Prices for natural gas and NGLs are volatile, and an extended decline in the prices we receive for our natural gas and NGLs will adversely affect our financial condition and cash flows.
•In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net liability of $2,965 million at September 30, 2022 and a net liability of $976 million at December 31, 2021. The Company has not experienced any issues of non-performance by derivative counterparties. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q for further discussion of our commodity risk management.

Cash Flows (in millions)

	For the Nine Months Ended September 30,
	2022	2021	Change
Cash Provided by Operating Activities	$793	$673	$120
Cash Used in Investing Activities	$(362)	$(325)	$(37)
Cash Used in Financing Activities	$(433)	$(149)	$(284)

Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:
•Net loss increased $188 million in the period-to-period comparison.
•Adjustments to reconcile net loss to cash provided by operating activities primarily consisted of a $256 million change in deferred income taxes, a $115 million net change in commodity derivative instruments, and various other changes in working capital.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:
•Capital expenditures increased $43 million primarily due to an overall increase in costs related to inflation and an increase in midstream expenditures.
•Proceeds from asset sales increased $6 million primarily due to increased sales of non-core surface and oil and gas interests in the nine months ended September 30, 2022.

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:
•In the nine months ended September 30, 2022, CNX closed on $500 million aggregate principal amount of CNX 7.375% Senior Notes due January 2031 at a price of 98.8% for cash proceeds of $494 million. See Note 9 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the nine months ended September 30, 2022, CNX repurchased $350 million of CNX 7.25% Senior Notes due March 2027 at a price of 102.5% for cash proceeds of $359 million. See Note 9 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the nine months ended September 30, 2022, CNX repurchased $14 million of the 2026 Convertible Notes at an average price of 188.0% for cash proceeds of $27 million.
•In the nine months ended September 30, 2022, there were $37 million of net payments on the CNXM Credit Facility compared to $145 million of net payments during the nine months ended September 30, 2021.
•In the nine months ended September 30, 2022, there were $147 million of net payments on the CNX Credit Facility compared to $65 million of net proceeds during the nine months ended September 30, 2021.
•In the nine months ended September 30, 2021, CNXM paid $175 million to purchase $166 million of CNXM 6.50% Senior Notes due March 2026 at 105.4% of the principal amount. See Note 9 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the nine months ended September 30, 2021, CNXM closed on $400 million aggregate principal amount of CNXM 4.75% Senior Notes due April 2030 at a price of 98.8% for cash proceeds of $395 million. See Note 9 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the nine months ended September 30, 2021, there were $161 million of net payments on the Cardinal States Facility. See Note 9 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the nine months ended September 30, 2022, CNX repurchased $350 million of its common stock on the open market compared to $124 million during the nine months ended September 30, 2021.

The following is a summary of the Company's significant contractual obligations at September 30, 2022 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$485	$—	$—	$—	$485
Gas Firm Transportation and Processing	255,928	459,860	378,664	780,633	1,875,085
Long-Term Debt	323,734	—	545,201	1,389,375	2,258,310
Interest on Long-Term Debt	120,646	255,836	223,382	231,907	831,771
Finance Lease Obligations	686	888	430	57	2,061
Interest on Finance Lease Obligations	101	162	102	19	384
Operating Lease Obligations	48,710	91,644	30,701	20,946	192,001
Interest on Operating Lease Obligations	7,779	9,396	3,007	2,097	22,279
Long-Term Liabilities—Employee Related (a)	2,376	4,400	4,792	32,405	43,973
Other Long-Term Liabilities (b)	263,372	10,000	10,000	67,243	350,615
Total Contractual Obligations (c)	$1,023,817	$832,186	$1,196,279	$2,524,682	$5,576,964
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

Debt
At September 30, 2022, CNX had total long-term debt of $2,258 million, including the current portion of long-term debt of $324 million and excluding unamortized debt issuance costs. This long-term debt consisted of:
•An aggregate principal amount of $500 million of 7.375% Senior Notes due January 2031, less $6 million of unamortized bond discount. Interest on the notes is payable January 15 and July 15 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $500 million of 6.00% Senior Notes due January 2029. Interest on the notes is payable January 15 and July 15 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $400 million of 4.75% Senior Notes due April 2030 issued by CNXM, less $4 million of unamortized bond discount. Interest on the notes is payable April 15 and October 15 of each year. Payment of the principal and interest on the notes is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of these notes.
•An aggregate principal amount of $350 million of 7.25% Senior Notes due March 2027 plus $2 million of unamortized bond premium. Interest on the notes is payable March 14 and September 14 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
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
•An aggregate principal amount of $148 million in outstanding borrowings under the CNXM Credit Facility. Payment of the principal and interest on the CNXM Credit Facility is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of the CNXM Facility.
•An aggregate principal amount of $44 million in outstanding borrowings under the CNX Credit Facility. Payment of the principal and interest on the CNX Credit Facility is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).

Total Equity and Dividends
CNX had total equity of $1,977 million at September 30, 2022 compared to $3,700 million at December 31, 2021. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.

The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX has not paid dividends on its common stock since 2016. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as the Board of Directors deems relevant. CNX's revolving credit facility limits its ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's net leverage ratio exceeds 3.00 to 1.00 and is subject to availability under CNX's revolving credit facility of at least 20% of the aggregate commitments and there being no borrowing base deficiency. CNX's revolving credit facility does not permit such dividend payments when an event of default has occurred and is continuing. The indentures to the 7.25% Senior Notes due March 2027, the 6.00% Senior Notes due January 2029, and the 7.375% Senior Notes due January 2031 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the nine months ended September 30, 2022.
Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at September 30, 2022. Management believes these items will expire without being funded. See Note 10 – Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

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
CNX's open gas derivative instruments can cause earnings volatility relative to changes in market prices until the derivative contracts are either settled or are monetized prior to settlement. At September 30, 2022 and December 31, 2021 our open gas derivative instruments were in net liability positions with fair values of $2,965 million and $976 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at September 30, 2022 and December 31, 2021. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $1,078 million and $625 million at September 30, 2022 and December 31, 2021, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $711 million and $607 million at September 30, 2022 and December 31, 2021, respectively.
CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company uses derivative instruments to manage risk related to interest rates. These instruments change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. At September 30, 2022 and December 31, 2021, CNX had $2,053 million and $1,839 million, respectively, aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $15 million and $17 million, respectively. At September 30, 2022 and December 31, 2021, CNX had $193 million and $377 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to CNX's revolving credit facility, under which there were $45 million of borrowings at September 30, 2022 and $192 million at December 31, 2021, and CNXM's revolving credit facility, under which there were $148 million of borrowings at September 30, 2022 and $185 million at December 31, 2021. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of September 30, 2022 and December 31, 2021 by $2 million and $4 million, respectively, on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of October 6, 2022, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2022 Fixed Price Volumes*
Hedged Bcf	N/A	N/A	N/A	118.5	118.5
Weighted Average Hedge Price per Mcf	N/A	N/A	N/A	$2.41	$2.41
2023 Fixed Price Volumes
Hedged Bcf	101.3	112.8	114.1	114.1	421.9**
Weighted Average Hedge Price per Mcf	$2.67	$2.43	$2.43	$2.49	$2.47
2024 Fixed Price Volumes
Hedged Bcf	95.6	95.1	96.2	96.2	372.2**
Weighted Average Hedge Price per Mcf	$2.33	$2.39	$2.39	$2.39	$2.36
2025 Fixed Price Volumes
Hedged Bcf	89.8	90.8	91.8	92.4	364.8
Weighted Average Hedge Price per Mcf	$2.39	$2.38	$2.38	$2.39	$2.39
2026 Fixed Price Volumes
Hedged Bcf	69.1	79.1	79.8	79.8	307.8
Weighted Average Hedge Price per Mcf	$2.55	$2.62	$2.62	$2.62	$2.60
2027 Fixed Price Volumes
Hedged Bcf	27.8	28.1	28.4	28.5	112.8
Weighted Average Hedge Price per Mcf	$3.34	$3.37	$3.37	$3.49	$3.39
*Excludes purchased swaps. The Company's purchased swaps are as follows:

For the Three Months Ended
Purchased Basis Swaps	December 31, 2022
Hedged Bcf	2.3
Weighted Average Fixed Price per Mcf	$(1.13)
**Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2022 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the three months ended September 30, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
July 1, 2022- July 31, 2022	2,758,453	$16.66	2,758,025	$747,734
August 1, 2022- August 31, 2022	2,157,870	$16.68	2,157,870	$711,748
September 1, 2022- September 30, 2022	3,432,900	$16.01	3,432,900	$656,789
Total	8,349,223		8,348,795

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

ITEM 6.EXHIBITS

10.1
Purchase Agreement, dated as of September 12, 2022, among CNX Resources Corporation, the subsidiary guarantors party thereto and CitiGroup Global Markets, Inc., as representative of the initial purchasers named therein, incorporated by reference to Exhibit 1.1 to Form 8-K (file no. 001-14901) filed on September 13, 2022.

10.2
Indenture, dated as of September 26, 2022, among CNX Resources Corporation, the subsidiary guarantors party thereto and UMB Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on September 26, 2022.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 27, 2022

CNX RESOURCES CORPORATION

By:	/S/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Director, Chief Executive Officer and President (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ ALAN K. SHEPARD
Alan K. Shepard
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

By:	/S/ JASON L. MUMFORD
Jason L. Mumford
Vice President and Controller