Form 10-K
period 2022-12-31
CNX Resources Corp
filed 2023-02-09
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-K
  _________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2022
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the common stock on the New York Stock Exchange on such date was $2,763,108,185.
The number of shares outstanding of the registrant's common stock as of January 17, 2023 is 170,126,528 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of CNX's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2023, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

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
•unsuccessful operational efforts or continued natural gas price decreases requiring write downs of our proved natural gas properties, or changes in assumptions impacting management’s estimates of future financial results as well as other assumptions such as movement in our stock price, weighted-average cost of capital, terminal growth rates and industry multiples, could cause goodwill and other intangible assets we hold to become impaired and result in material non-cash charges to earnings;
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
•losses incurred as a result of title defects in the properties in which we invest, or the loss of certain leasehold or other rights related to our midstream activities;
•the impact of climate change legislation, litigation and potential, as well as any adopted, environmental regulations, including those relating to greenhouse gas emissions;

•environmental regulations can increase costs and introduce uncertainty that could adversely impact the market for natural gas with potential short and long-term liabilities;
•existing and future governmental laws, regulations, other legal requirements and judicial decisions that govern our business may increase our costs of doing business and may restrict our operations;
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
•terrorist activities could materially adversely affect our business and results of operations; and
•other factors discussed in this 2022 Form 10-K under “Risk Factors,” as updated by any subsequent Forms 10-Q, which are on file with the Securities and Exchange Commission.

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
•Ownership: Be accountable for our actions and learn from our outcomes, both positive and negative; be calculated risk-takers and seek creative ways to solve problems; be prudent capital allocators; and
•Excellence: Be a lean, efficient, nimble organization; be a disciplined, reliable, performance-driven company;
be an inclusive team treating each other with fairness and respect.

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

CNX believes that natural gas is central to a low-cost, reliable, secure, lower-carbon energy future that benefits American consumers, workers and the environment. CNX has the benefit of having its operations centered in the Appalachian Basin, which CNX believes is one of the largest, most efficient, and environmentally sustainable sources of natural gas in the world.

2022 Operational Highlights and Outlook

•Over the past ten years, CNX's natural gas production has grown by approximately 271% to a total of 580.2 net Bcfe in 2022.
•Total average production of 1,589,505 Mcfe per day;
•93% Natural Gas, 7% Liquids; and
•92% Shale, 8% coalbed methane.

At December 31, 2022, our proved natural gas, NGL, condensate and oil reserves (collectively, “natural gas reserves”) had the following characteristics:
•9.8 Tcfe of proved reserves;
•93.7% natural gas;
•63.4% proved developed; and
•98.2% operated.

In 2023, CNX expects capital expenditures of approximately $575 million to $675 million. The Company continuously evaluates multiple factors to determine activity throughout the year, and as such, may update guidance accordingly.

DETAIL OF OPERATIONS

Our operations include the following plays:

Shale

Our Shale properties represent our primary operating and growth area in terms of reserves, production, and capital investment. We have rights to extract natural gas from Shale formations in Pennsylvania, West Virginia, and Ohio from approximately 531,000 net Marcellus Shale acres and approximately 609,000 net Utica Shale acres at December 31, 2022. Approximately 346,000 Utica Shale acres coincide with Marcellus Shale acreage in Pennsylvania, West Virginia, and Ohio.

The Upper Devonian Shale formation, which includes both the Burkett Shale and Rhinestreet Shale, lies above the Marcellus Shale formation in southwestern Pennsylvania and northern West Virginia. The Company holds approximately 51,000 acres of incremental Upper Devonian acres; however, these acres have historically not been disclosed separately as they generally coincide with our Marcellus acreage, and we have no current drilling program targeting this formation.

Coalbed Methane (CBM)

We have rights to extract CBM in Virginia from approximately 278,000 net CBM acres in Central Appalachia. We produce CBM natural gas primarily from the Pocahontas #3 seam and still have a nominal drilling program. The CBM natural gas we extract would otherwise be vented into the atmosphere during normal mining operations.

We also have rights to extract CBM from approximately 1,752,000 net CBM acres in other states including West Virginia, Pennsylvania, Ohio, Illinois, Indiana, and New Mexico; however the Company has no current plans to drill CBM wells in these areas.

Other Gas

We have rights to extract natural gas from other shale and shallow oil and gas positions primarily in Illinois, Indiana, New York, Ohio, Pennsylvania, Virginia, and West Virginia from approximately 1,003,000 net acres at December 31, 2022. The majority of our shallow oil and gas leasehold position is held by third-party production and all of it is extensively overlain by existing third-party natural gas gathering and transmission infrastructure.
Summary of Properties as of December 31, 2022

	Shale	CBM	Other Gas
	Segment	Segment	Segment	Total
Estimated Net Proved Reserves (MMcfe)	8,763,388	1,037,048	6,454	9,806,890
Percent Developed (1)	62%	72%	100%	63%
Net Producing Wells (including oil and gob wells)	560	3,813	47	4,420
Net Acreage Position:
Net Proved Developed Acres	103,461	240,321	38,091	381,873
Net Proved Undeveloped Acres (2)	40,894	—	—	40,894
Net Unproved Acres(3)	701,263	1,790,038	965,274	3,456,575
Total Net Acres(4)	845,618	2,030,359	1,003,365	3,879,342
_________
(1)    Percent developed is calculated as net proved developed reserves divided by net proved reserves, measured in MMcfe.
(2)    Net proved undeveloped acres represent undrilled locations and can only be classified as having proved undeveloped reserves if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time (See glossary of oil and gas terms for additional information).
(3)    Net acres include acreage attributable to our working interests in the properties. Additional adjustments (either increases or decreases) may be required as we further develop title to and further confirm our rights with respect to our various properties in anticipation of development. We believe that our assumptions and methodology in this regard are reasonable.
(4)    Acreage amounts are only included under the target strata CNX expects to produce, with the exception of certain CBM acres governed by separate leases.

Producing Wells and Acreage

Most of our development wells and proved acreage are located in Virginia, West Virginia, Ohio and Pennsylvania. Some leases are beyond their primary term, but these leases are extended in accordance with their terms as long as certain drilling commitments or other term commitments are satisfied.

The following table sets forth, at December 31, 2022, the number of producing wells, developed acreage and undeveloped acreage:

	Gross(1)	Net(2)
Producing Gas Wells (including gob wells) - Working Interest	4,553	4,420
Producing Oil Wells - Working Interest	2	—
Producing Gas Wells - Royalty Interest	2,325	—
Producing Oil Wells - Royalty Interest	157	—
Net Acreage Position:
Proved Developed Acreage	381,873	381,873
Proved Undeveloped Acreage	40,894	40,894
Unproved Acreage	4,791,506	3,456,575
Total Acreage	5,214,273	3,879,342
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

The following table represents the terms under which we hold these acres:

	Gross Unproved Acres	Net Unproved Acres	Gross Proved Undeveloped Acres	Net Proved Undeveloped Acres
Held by Production/Fee	4,684,012	3,403,100	28,475	28,475
Expiration Within 2 Years	29,277	16,406	2,986	2,986
Expiration Beyond 2 Years	78,217	37,069	9,433	9,433
Total Acreage	4,791,506	3,456,575	40,894	40,894

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

Development Wells (Net)

During the years ended December 31, 2022, 2021 and 2020, we drilled 37.0, 33.0 and 29.0 net development wells, respectively. Gob wells and wells drilled by operators other than our primary joint venture partners at that time are excluded from net development wells and represents less than 0.5 net wells for each year. As of December 31, 2022, there were 13.0 net development wells and no exploratory wells drilled but uncompleted. The Company includes drilled and uncompleted net development wells in proved undeveloped reserves and the Company intends to complete and turn-in-line the wells within five years of the initial disclosure. There were no net dry development wells in 2022, 2021 or 2020. As of December 31, 2022, there were 4.0 net completed developmental wells ready to be turned in-line.

The following table illustrates the net wells drilled by well classification type:

	For the Year
	Ended December 31,
	2022	2021	2020
Shale Segment	37.0	33.0	25.0
CBM Segment	—	—	4.0
Other Gas Segment	—	—	—
Total Development Wells (Net)	37.0	33.0	29.0

Exploratory Wells (Net)

There were no net exploratory wells drilled during the years ended December 31, 2022 and 2021. There were 2.0 exploratory wells drilled during the year ended December 31, 2020. As of December 31, 2022, there are no net exploratory wells in process. The following table illustrates the exploratory wells drilled by well classification type:

	For the Year Ended December 31,
	2022			2021			2020
	Producing	Dry	Still Eval.	Producing	Dry	Still Eval.	Producing	Dry	Still Eval.*
Shale Segment	—	—	—	—	—	—	—	—	2.0
CBM Segment	—	—	—	—	—	—	—	—	—
Other Gas Segment	—	—	—	—	—	—	—	—	—
Total Exploratory Wells (Net)	—	—	—	—	—	—	—	—	2.0
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

Net Reserves (Millions of Cubic Feet Equivalent)	As of December 31,
	2022	2021	2020
Proved Developed Reserves	6,221,422	5,905,611	5,199,748
Proved Undeveloped Reserves	3,585,468	3,720,119	4,350,010
Total Proved Developed and Undeveloped Reserves (1)	9,806,890	9,625,730	9,549,758
___________
(1)    For additional information on our reserves, see Note 22 – Supplemental Gas Data (unaudited) to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Discounted Future Net Cash Flows

The following table shows our estimated future net cash flows and total standardized measure of discounted future net cash flows at 10%:

	As of December 31,
	2022	2021	2020
	(Dollars in millions)
Future Net Cash Flows (pre-tax) less Undiscounted Income Taxes	$31,559	$16,017	$6,313
Total PV-10 Non-GAAP Measure of Pre-Tax Discounted Future Net Cash Flows (1)	$14,501	$8,081	$3,603
Total Standardized GAAP Measure of After-Tax Discounted Future Net Cash Flows	$10,763	$5,882	$2,636
____________
(1)    We calculate our present value at 10% (PV-10) in accordance with the following table. Management believes that the presentation of the non-Generally Accepted Accounting Principles (non-GAAP) financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because many factors that are unique to each individual company impact the amount of future income taxes estimated to be paid, the use of a pre-tax measure is valuable when comparing companies based on reserves. PV-10 is not a measure of the financial or operating performance under Generally Accepted Accounting Principles (GAAP). PV-10 should not be considered as an alternative to the standardized measure as defined under GAAP. We have included a reconciliation of the most directly comparable GAAP measure-after-tax discounted future net cash flows.
Reconciliation of PV-10 to Standardized GAAP Measure

	As of December 31,
	2022	2021	2020
	(Dollars in millions)
Average Henry Hub Price ($/MMBtu)(1)	$6.357	$3.598	$1.985

Future Cash Inflows	$54,714	$31,839	$16,578
Future Production Costs	(10,225)	(8,247)	(6,072)
Future Development Costs (including Abandonments)(2)	(2,234)	(1,736)	(1,958)
Future Net Cash Flows (pre-tax)	42,255	21,856	8,548
10% Discount Factor	(27,754)	(13,775)	(4,945)
PV-10 (Non-GAAP Measure)	14,501	8,081	3,603
Undiscounted Income Taxes	(10,696)	(5,839)	(2,235)
10% Discount Factor	6,958	3,640	1,268
Discounted Income Taxes	(3,738)	(2,199)	(967)
Standardized GAAP Measure(3)	$10,763	$5,882	$2,636
___________
(1)    Based on the average, first day-of-the-month price.

(2)    Future development costs for 2022 include $442 million of plugging and abandonment costs and $293 million of midstream and water infrastructure capital on an undiscounted pre-tax basis. On a PV-10 pre-tax discounted basis, these amounts equate to $8 million and $242 million, respectively.

Future development costs for 2021 include $406 million of plugging and abandonment costs and $235 million of midstream and water infrastructure capital on an undiscounted pre-tax basis. On a PV-10 pre-tax discounted basis, these amounts equate to $7 million and $198 million, respectively.

Future development costs for 2020 include $402 million of plugging and abandonment costs and $287 million of midstream and water infrastructure capital on an undiscounted pre-tax basis. On a PV-10 pre-tax discounted basis, these amounts equate to $18 million and $232 million, respectively.

(3)        For additional information on our reserves, see Note 22 – Supplemental Gas Data (unaudited) to the Consolidated Financial Statements in Item 8 of this Form 10-K.
Gas Production

The following table sets forth net sales volumes produced for the periods indicated:

	For the Year
	Ended December 31,
	2022	2021	2020
Natural Gas
Sales Volume (MMcf)
Shale	496,614	502,184	428,679
CBM	43,733	49,570	52,609
Other	349	234	138
Total	540,696	551,988	481,426

NGL*
Sales Volume (Mbbls)
Shale	6,333	5,976	4,675
Other	—	—	2
Total	6,333	5,976	4,677

Oil and Condensate*
Sales Volume (Mbbls)
Shale	240	396	250
Other	6	4	14
Total	246	400	264

Total Sales Volume (MMcfe)
Shale	536,050	540,413	458,231
CBM	43,733	49,570	52,609
Other	386	265	232
Total**	580,169	590,248	511,072
*Oil, NGLs, and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas.
**See Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for a breakdown of sales volume variances.

CNX expects 2023 annual production volumes to be approximately 555-575 Bcfe.

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

	For the Year
	Ended December 31,
	2022	2021	2020
Average Sales Price - Gas (per Mcf)	$6.27	$3.55	$1.71
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement- Gas (per Mcf)*	$(3.35)	$(0.98)	$0.78
Average Sales Price - NGLs (per Mcfe)**	$6.36	$5.65	$2.29
Average Sales Price - Oil/Condensate (per Mcfe)**	$13.65	$9.39	$5.98

Total Average Sales Price (per Mcfe) Including Effect of Derivative Instruments*	$3.17	$2.79	$2.49
Total Average Sales Price (per Mcfe) Excluding Effect of Derivative Instruments	$6.29	$3.70	$1.75
Average Lifting Costs Excluding Ad Valorem and Severance Taxes (per Mcfe)	$0.11	$0.08	$0.08

Average Sales Price - NGLs (per Bbl)	$38.16	$33.90	$13.74
Average Sales Price - Oil/Condensate (per Bbl)	$81.90	$56.34	$35.88
*Excludes the effect of hedge monetizations.
**Oil, NGLs, and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas.

Sales of NGLs, condensates and oil enhance our reported natural gas equivalent sales price. Across all volumes, when excluding the impact of hedging, sales of liquids added $0.02 per Mcfe, $0.15 per Mcfe, and $0.04 per Mcfe for 2022, 2021, and 2020, respectively, to average gas sales prices. CNX expects to continue to realize a liquids uplift benefit as additional wells are turned-in-line, primarily in the liquid-rich areas of the Marcellus Shale. We continue to sell the majority of our NGLs through the large midstream companies that process our natural gas. This approach allows us to take advantage of the processors’ transportation efficiencies and diversified markets. Certain of CNX’s processing contracts provide for the ability to take our NGLs “in-kind” and market them directly if desired. The processed purity products are ultimately sold to industrial, commercial and petrochemical markets.

In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. Reserves and production estimates are believed to be sufficient to satisfy these obligations. In the past, we have delivered quantities required under these contracts. CNX also enters into various financial natural gas swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. These transactions exist parallel to the underlying physical transactions and represented approximately 460.3 Bcf of our produced gas sales volumes for the year ended December 31, 2022 at an average price of $2.43 per Mcf. The notional volumes associated with these gas swaps represented approximately 470.0 Bcf of our produced natural gas sales volumes for the year ended December 31, 2021 at an average price of $2.51 per Mcf. As of January 5, 2023, these physical and swap transactions represent approximately 429.7 Bcf of our estimated 2023 production at an average price of $2.47 per Mcf, 381.3 Bcf of our estimated 2024 production at an average price of $2.38 per Mcf, 373.2 Bcf of our estimated 2025 production at an average price of $2.37 per Mcf, approximately 321.7 Bcf of our estimated 2026 production at an average price of $2.61 per Mcf, and approximately 140.4 Bcf of our estimated 2027 production at an average price of $3.35 per Mcf.
CNX's hedging strategy and information regarding derivative instruments used are outlined in Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and in Note 19 – Derivative Instruments in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K.

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

As a result of the Merger that occurred on September 28, 2020 (See Note 4 – Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K), CNX owns substantially all of its Shale gathering systems in Pennsylvania and West Virginia. With respect to CNX's Shale wells in Ohio, CNX primarily contracts with third-party gathering services. CNX also provides natural gas gathering services to third parties.

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

CNX has the advantage of having natural gas production from lower Btu wells in close proximity to higher Btu wells. Separately, the low Btu natural gas and the high Btu natural gas may need processing in order to meet downstream pipeline specifications. The geographic proximity and interconnected gathering system servicing these wells, allow CNX to blend this gas together and in some cases eliminate the need for the costly processing of natural gas that does not meet pipeline specification. This allows us more flexibility in bringing wells online at qualities that meet interstate pipeline specifications.

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

New Technologies

CNX is currently developing unique, proprietary technology for vertical and horizontal business growth. This includes using proprietary technology to change manufacturing processes for the extraction and delivery of natural gas through the development and commercialization of emerging technologies. CNX is also focusing on forging strategic partnerships for the use of low carbon intensity feedstocks and creation of derivative products.

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

Human Capital Management

As of December 31, 2022, CNX had 466 employees, which includes 40 employees directly attributable to our midstream operations and 68 employees directly attributable to our Coalbed methane operations in Virginia. The increase from the previous year was primarily due to additional hires to support our operations which included hiring contractors as full-time employees. CNX is not a party to any collective bargaining agreements. CNX recognizes that our future success depends on the expertise and services of our key employees and is firmly committed to the health and safety of not only our employees and service providers, but also the communities in which CNX operates.

Training and Education. CNX has a variety of initiatives dedicated to ensuring our employee and contractor workforce are appropriately trained and aligned on expectations regarding safety and environmental performance. These programs utilize behavior-based techniques which embrace a collaboration between management, employees, and the service provider workforce to continually focus attention and actions on appropriate daily safety behaviors. This is accomplished through an evergreen approach with constant evaluation and adaptation for workforce, safety, and business objectives. Fundamentally, daily on-site safety meetings, job safety analyses (JSA) and the universal expectation for any employee or contractor to stop work if a risk is identified help foster a cultural focus on Health, Safety, and Environmental (HSE) awareness, also known as Operational Excellence. Accountability is an expectation at all levels of the Company—from individual contributors and service providers to management and executive leadership. In addition to continual analysis and assessment, CNX empowers its employees and contractors to take corrective action or stop work immediately if adverse safety or environmental conditions are identified. CNX expects all of its employees and service providers to meet the training requirements outlined by the Occupational Safety and Health Administration (OSHA), and all other appropriate regulatory entities, and to always conduct our daily business consistent with our core values of Responsibility, Ownership and Excellence. CNX also provides the opportunity for all employees to obtain certification in First Aid, CPR, and AED administration. The Company’s safety training content is published on its corporate website to afford service providers ready access to CNX’s expectation of individual empowerment and accountability.

Diversity and Inclusion. CNX values diversity throughout the organization. The Company knows that a diverse, talented team working together in an inclusive culture is key to achieving long-term goals. In addition to prioritizing diversity within recruiting and hiring practices, CNX also believes in cultivating a culture sensitive to the importance of diversity in the workplace. In 2022, the Company provided Diversity and Inclusion training which was completed by 100% of its employee population. This course combined scenarios, personal interviews, discussion and exploration questions, exercises, and instruction content. Employees were exposed to potential cultural experiences of individuals with identities that may be different from their own and had the opportunity to learn how others may experience the same workplace in very disparate ways. CNX intends to continue and expand Diversity and Inclusion training in 2023. Finally, the Company’s Diversity & Inclusion Advisory Council and cross-training rotational program for diverse employees augment the Company’s broader talent management and diversity goals.

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

Health and Safety. No job or activity is considered a success if CNX compromises the safety of its employees and contractors. Everyone working at CNX locations is empowered to stop work if they feel their safety or that of a coworker is at risk. CNX’s approach to employee stop work empowerment, while reactive, when necessary, includes proactive measures such as procedural enhancements and communication. CNX promotes empowerment through new employee on-boarding, CNX Hazard Training compliance, and verification of contractor training and short service employee program. Our safety professionals provide support throughout all phases of operation with education, training, policy development, audits and emergency preparedness and response. The evaluation of our health and safety performance is an ongoing, daily discussion. Key performance indicators are constantly monitored and analyzed for trends across operations. As trends are identified, CNX utilizes the information to amend policies, training and company-wide communication. The team takes a hybrid approach where CNX has merged traditional safety group with an operational field compliance team to form the Operational Excellence department. The Operational Excellence department falls under the direction of the Chief Operating Officer. The Vice President Operational Excellence briefs the Chief Operating Officer on safety related issues, quality related issues, policy updates and performance trends regularly. Additionally, operations executive management is kept up to date on quality, health, safety, and environment (QHSE) related items during weekly scheduled meetings. The Environmental, Safety and Corporate Responsibility (ESCR) Committee of the Board of Directors is kept apprised of QHSE related matters as needed and with monthly updates and quarterly meetings. CNX employs safety, health, compliance, and quality professionals with a variety of certifications such as an Occupational Health Nurse, Emergency Medical Technicians, Certified Safety Professionals, Certified Welding Inspectors, and Certified Piping Inspectors.

Emergency Preparedness and Response. Emergency response plans are developed for all CNX locations and operations. The plans are reviewed for effectiveness biannually and are communicated to affected employees through safety meetings and training. Drills and emergency exercises are conducted to ensure all employees understand their roles and responsibilities during an actual event. These exercises range from tabletop exercises to internal drills, up to and including events involving external resources. CNX actively engages with local municipalities and emergency responders to ensure they are aware of our planned activities. This helps to familiarize emergency response resources with CNX personnel, facilities and operations. This proactive approach gives emergency responders the opportunity to ask questions and understand CNX protocols, so they are prepared in the case of an emergency.

Industry Segments

Financial information concerning industry segments, as defined by GAAP, for the years ended December 31, 2022, 2021 and 2020 is included in Note 21 – Segment Information in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K and is incorporated herein by reference.

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

In 2010, Congress adopted comprehensive financial reform legislation that established federal oversight and regulation of the OTC derivative market and entities, such as the Company, which participate in that market. The legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), required the CFTC, the SEC and other regulatory agencies to promulgate rules and regulations implementing this legislation. The CFTC has adopted and implemented final rules that impose regulatory obligations on all market participants, including the Company, such as recordkeeping, certain reporting obligations and other regulations relevant to natural gas hedging activities. However, it is still not possible at this time to predict the full extent of the impact of the regulations on the Company's hedging program or regulatory compliance obligations.

CNX endeavors to conduct our natural gas and midstream operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements against a backdrop of variable geologic and seasonal conditions, exceedances and violations of permits and other regulatory requirements during operations can and do occur. Such exceedances and violations generally result in fines or penalties but could also result in operational changes and/or make it more difficult for us to obtain necessary permits in the future. The possibility exists that new legislation or regulations may be adopted which would have a significant impact on our operations or on our customers' ability to use our natural gas and may require us or our customers to change our or their operations significantly or incur substantial costs. See “Risk Factors -- Existing and future governmental laws, regulations and other legal requirements and judicial decisions that govern our business may increase our costs of doing business and may restrict our operations” for additional discussion regarding additional laws and regulations affecting our business, operations and industry.

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

Environmental Laws

Many of the laws and regulations governing our operations are state-level environmental laws and regulations, which vary according to the state where CNX is operating. Our natural gas and midstream operations are also subject to numerous federal environmental laws and regulations.

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

Hydraulic Fracturing Activities. Hydraulic fracturing is typically regulated by state oil and natural gas commissions and similar agencies; however, the U.S. Environmental Protection Agency (EPA) has asserted certain regulatory authority over hydraulic fracturing and has moved forward with various regulatory actions, including regulations requiring green completions for hydraulically fractured wells. In addition, the EPA in 2014 disclosed its intent to develop regulations to require companies to disclose information regarding the chemicals used in hydraulic fracturing. Some states, including states in which CNX operates, have adopted regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations, or otherwise seek to ban some or all of these activities. Additionally, these and other federal requirements and proposals may be subject to further development, review and revision by the EPA.

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

Clean Air Act. The federal Clean Air Act and corresponding state laws and regulations regulate air emissions primarily through permitting and/or emissions control requirements. This affects natural gas production and processing operations. Various activities in our operations are subject to air quality regulation, including pipeline compression, venting and flaring of natural gas, and hydraulic fracturing and completion processes, as well as fugitive emissions from operations. CNX obtains permits, typically from state or local authorities, to conduct these activities. Additionally, CNX is required to obtain pre-approval for construction or modification of certain facilities, to meet stringent air permit requirements, or to use specific equipment, technologies or best management practices to control emissions. Further, some states and the federal government have proposed that emissions from certain proximate and related sources should be aggregated to provide for regulation and permitting of a single, major source. Federal and state governmental agencies continue to investigate the potential for emissions from oil and natural gas activities and further regulation could increase our cost or temporarily restrict our ability to produce. For example, the EPA sets National Ambient Air Quality Standards for certain pollutants and changes to such standards could cause us to make additional capital expenditures or alter our business operations in some manner. See “Risk Factors - Climate change risk, legislation, litigation and regulation of greenhouse gas emissions at the federal or state level may increase our operating costs and reduce the value of our natural gas assets” for additional discussion regarding certain laws and regulations related to air emissions and related matters.

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

Safety of Gas Transmission and Gathering Pipelines. Natural gas pipelines serving our operations are subject to regulation by the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) pursuant to the Natural Gas Pipeline Safety Act of 1968, (NGPSA), as amended by the Pipeline Safety Act of 1992, the Accountable Pipeline Safety and Partnership Act of 1996, the Pipeline Safety Improvement Act of 2002 (PSIA), the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of natural gas pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. oil and natural gas transmission pipelines in high-consequence areas. Additionally, certain states, such as West Virginia, also maintain jurisdiction over intrastate natural gas lines. These statutes and related regulations may be revised or amended which may lead to additional safety requirements. See “Risk Factors -- CNX may incur significant costs and liabilities as a result of pipeline operations and/or increases in the regulation of natural gas pipelines and gathering facilities” for additional discussion regarding gas transmission and gathering pipelines.

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

Climate Change Laws and Regulations

Climate change continues to be an area of legislative and regulatory focus. There are a number of proposed and final laws and regulations intended to limit or increase disclosure or transparency with respect to greenhouse gas emissions, and proposed regulations that restrict emissions or require more stringent reporting could increase our costs should the requirements necessitate the installation of new equipment or the purchase of emission credits or allowances. These laws and regulations could also impact our customers, including the electric generation industry, by making alternative sources of energy more competitive. Additional regulation could also lead to permitting delays and additional monitoring and administrative requirements, with commensurate impacts on electricity generating operations. See “Risk Factors - Climate change risk, legislation, litigation and regulation of greenhouse gas emissions at the federal or state level may increase our operating costs and reduce the value of our natural gas assets” for additional discussion regarding certain laws and regulations related to climate change, greenhouse gas and related matters.

Title to Properties

CNX acquires ownership or leasehold rights to oil and natural gas properties prior to conducting operations on those properties. The legal requirements of such ownership or leasehold rights generally are established by state statutory or common law. As is customary in the natural gas industry, CNX has generally conducted only a summary review of the title to oil and gas rights that are not yet in our development plans, but which CNX believes it controls. This summary review is conducted at the time of acquisition or as part of a review of our land records. Prior to the commencement of development operations on natural gas and CBM properties, CNX conducts a thorough title examination and performs curative work with respect to significant title defects. Our discovering title defects which CNX is unable to cure may adversely impact our ability to develop those properties and CNX may have to reduce our estimated gas reserves including our proved undeveloped reserves. In accordance with the foregoing, CNX has completed title work on substantially all of our natural gas and CBM properties that are currently producing and believes that CNX has satisfactory title to our producing properties in accordance with standards generally accepted in the industry. See “Risk Factors - CNX may incur losses as a result of title defects in the properties in which CNX invests or the loss of certain leasehold or other rights related to our midstream activities.”

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
•If natural gas prices decrease or operational efforts are unsuccessful, CNX may be required to record write-downs of our proved natural gas properties.
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

Risks Related to our Business Operations

•The disruption of capacity constraints in, or proximity to pipeline and processing systems could limit sales of our natural gas and NGLs and cash flows from operations, and any decrease in availability of pipelines or other midstream facilities could adversely affect our operations.
•Uncertainties exist in the estimation of economical recovery of oil and natural gas reserves.
•Developing, producing and operating natural gas wells is subject to operating risks and hazards that could increase expenses, decrease our production levels and expose us to losses or liabilities.
•Our identified development locations are scheduled over multiple future years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their actual development.
•Our capital projects require substantial capital expenditures and are subject to regulatory, environmental, political, legal and economic risks and if CNX fails to generate sufficient cash flow, obtain required capital or financing on satisfactory terms or respond to regulatory and political developments, our natural gas reserves may decline, and our operations and financial results may suffer.

•CNX may not be able to obtain required personnel, services, equipment, parts and raw materials in a timely manner, in sufficient quantities or at reasonable costs to support our operations.
•If CNX cannot find adequate sources of water for our use or if CNX is unable to dispose of or recycle water produced from our operations at a reasonable cost and within applicable environmental rules, our ability to produce natural gas economically and in sufficient quantities could be impaired.
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

Legal, Environmental and Regulatory Risks

•Climate change risk, legislation, litigation and regulation of greenhouse gas emissions at the federal or state level may increase our operating costs and reduce the value of our natural gas assets.
•Environmental regulations can increase costs and introduce uncertainty that could adversely impact the market for natural gas with potential short and long-term liabilities.
•Existing and future governmental laws, regulations, other legal requirements and judicial decisions that govern our business may increase our costs of doing business and may restrict our operations.
•CNX may incur significant costs and liabilities as a result of pipeline operations and/or increases in the regulation of natural gas pipelines and gathering facilities.
•Changes in federal or state tax laws focused on natural gas exploration and development could cause our financial position and profitability to deteriorate.
•CNX and its subsidiaries are subject to various legal proceedings and investigations, which may have an adverse effect on our business.

Financing, Investment and Indebtedness Risks

•Our current long-term debt obligations, the terms of the agreements that govern that debt, and the risks associated therewith, could adversely affect our business, financial condition, liquidity and results of operations.
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

ITEM 1A.Risk Factors

Investment in our securities is subject to various risks, including risks and uncertainties inherent in our business. In addition to the other information contained in this Form 10-K, the following risk factors related to our industry, business, operations, financial position and performance should be considered in evaluating our Company. If any of the following risks were to occur, it could negatively impact our Company and cause an investment in our securities to decline in value.

Risks Related to Economic Conditions and our Industry

Prices for natural gas and NGLs are volatile and can fluctuate widely based upon a number of factors beyond our control, including supply and demand for our products. An extended decline in the prices CNX receives for our natural gas and NGLs will adversely affect our business, operating results, financial condition and cash flows.

Our financial results are significantly affected by the prices we receive for our natural gas and NGLs. Natural gas, NGLs, oil and condensate prices are very volatile and can fluctuate widely based upon supply from energy producers relative to demand for these products and other factors beyond our control. In particular, the U.S. natural gas industry faces oversupply due to the success of domestic shale development, associated natural gas produced by oil producers, and other North American shale gas plays that impact domestic pricing. This oversupply of natural gas, beginning in 2012, has resulted in depressed domestic prices for most of that period. Development has continued in these plays, despite these lower gas prices, as producers continue to become more efficient. Evidence of volatility was present during 2022 as natural gas prices were significantly higher primarily due to lower domestic production and increased LNG export demand. CNX expects continued volatility of natural gas prices in the future.

Our producing properties are geographically concentrated in the Appalachian Basin, which exacerbates the impact of regional supply and demand factors on our business, including the pricing of our natural gas. Not all of the natural gas produced in this region can be consumed by regional demand and must, therefore, be exported to other regions, which causes natural gas produced and sold locally to be priced at a discount to many other market hubs, such as the benchmark Henry Hub price. This discount, or negative basis, to the Henry Hub price is forecasted to continue in future years for all Appalachian Basin producers. While new interstate pipeline projects could reduce this discount, it could increase further if production in the basin continues to grow and projects to move gas out of the basin are cancelled, delayed or denied for any reason, such as permitting and regulatory issues or environmental lawsuits. For example, in July 2020, the Atlantic Coast Pipeline project, which was designed to move produced natural gas out of the northeast, was cancelled by its partners after nearly six years of work; and in January 2022, the Mountain Valley Pipeline, which was to move produced natural gas from northwestern West Virginia through southern Virginia and into North Carolina, had its permits to pass through the Jefferson National Forest invalidated by the U.S. Court of Appeals for the Fourth Circuit.

Our development plans and operations also include some activity in areas of shale formations that may also contain NGLs, condensate and/or oil. The prices for NGLs, condensate and oil are also volatile for reasons similar to those described above for natural gas. Although the Company is able to hedge natural gas benchmarks and local basis differentials, it generally does not hedge its relatively minor quantities of NGL, condensate and oil. In addition, similar to natural gas, increased drilling activity by third parties in formations containing NGLs may led to a decline in the price CNX receives for our NGLs. International demand and storage levels also affect NGL prices. Further, an oversupply of NGLs in the local markets where CNX operates requires excess NGLs to be transported out of our region and into the broader market, including international exports. NGLs are transported by a variety of methods, including pipeline, rail, and truck. Any disruption in those means of transportation could have a further detrimental impact on the price CNX receives for our NGLs. Our results of operations may be adversely affected by a depressed level of, or downward fluctuations in, NGLs, condensate and oil prices.

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

If natural gas prices decrease or operational efforts are unsuccessful, CNX may be required to record write-downs of our proved natural gas properties. Additionally, changes in assumptions impacting management’s estimates of future financial results as well as other assumptions related to the Company's stock price, weighted-average cost of capital, terminal growth rates and industry multiples, could cause goodwill and other intangible assets CNX holds to become impaired and result in material non-cash charges to earnings.

Lower natural gas prices or wells that produce less than expected quantities of natural gas, have in the past and may in the future reduce the amount of natural gas that CNX can produce economically. This results in our having to make substantial downward adjustments to our estimated proved reserves. When this occurs, or when our estimates of development costs increase, production data factors change or our exploration results deteriorate, accounting rules require us to write down, as a non-cash charge to earnings, the carrying value of our natural gas properties. CNX is required to perform impairment tests on our assets at least annually or whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable, indicate a potential impairment in the carrying value of goodwill or intangible assets as defined by GAAP, or whenever development plans change with respect to those assets. In the past CNX has had to record an impairment charge related to certain assets and CNX may incur impairment charges in the future, which could have an adverse effect on our results of operations in the period taken.

For the year ended December 31, 2020, CNX recognized certain indicators of impairments specific to our Southwest Pennsylvania (SWPA) CBM asset group and determined that the carrying value of that asset group was not recoverable. The fair value of the asset group was estimated by discounting the estimated future cash flows using discount rates and other assumptions that market participants would use in their estimates of fair value. As a result, an impairment of $62 million was recognized and is included in Impairment of Exploration and Production Properties in the Consolidated Statements of Income. The impairment was related to an economic decision to temporarily idle certain CBM wells and the related processing facility during the first quarter of 2020. There were no impairments for the year ended December 31, 2022 and 2021.

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

The natural gas, exploration, production and midstream industries are intensely competitive with companies from various regions of the United States, and increasingly face competition in international markets. The industry has been experiencing increased competitive pressures as a result of both consolidation within the exploration and production space, along with the continued competition from stand-alone midstream companies. Midstream, transmission and processing consolidation in the industry could lead to a less competitive environment for CNX to find partners for projects needed to support development, which could increase costs. Many of the companies with which CNX competes are larger and have more resources to deploy, and if CNX were unable to compete, our company, our operating results, financial position or other parts of the business may be adversely affected. In addition, CNX competes with larger companies to acquire new natural gas properties for future exploration, limiting our ability to replace the natural gas CNX produces or to grow our production. There is also increased competition within the industry as a result of oil-focused drilling, where natural gas is produced as an ancillary byproduct and may be sold at prices below market. Some of such “byproduct” gas could be transported to our key markets, thereby affecting regional supply. The industry also faces competition from alternative energy sources. The highly competitive environment in which CNX operates may negatively impact our ability to acquire additional properties at prices or upon terms CNX views as favorable. Any reduction in our ability to compete in current or future natural gas markets could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Economic conditions in a number of industries in which our customers operate, such as electric power generation, have experienced substantial deterioration in the past, resulting in reduced demand for natural gas. Renewed or continued weakness in the economic conditions of any of the industries CNX serves or that are served by our customers, or the increased focus by markets on carbon-neutrality or alternative energy sources, could adversely affect our business, financial condition, results of operation and liquidity in a number of ways. For example:

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
•a decline in our creditworthiness may require us to post letters of credit, cash collateral, or surety bonds to secure certain obligations, all of which would have an adverse effect on our liquidity; and
•increased inflationary pressure in the broader macro-economic environment may impact our business by increasing costs and tightening the supply of critical goods and services needed to support our operations.

In addition, the continuing repercussions of the coronavirus (COVID-19) pandemic, and the governments’ response thereto, has materially and adversely impacted many businesses, industries and economies. For further detail regarding the risks to our business resulting from COVID-19, see the Risk Factor titled “Events beyond our control, including a global or domestic health crisis, may result in unexpected adverse operating and financial results.”

Our hedging activities may prevent us from benefiting from price increases and may expose us to other risks.

To manage our exposure to fluctuations in the price of natural gas, CNX enters into hedging arrangements with respect to a portion of our expected production. As of January 5, 2023, CNX expects these transactions will represent approximately 429.7 Bcf of our estimated 2023 production at an average price of $2.47 per Mcf, 381.3 Bcf of our estimated 2024 production at an average price of $2.38 per Mcf, 373.2 Bcf of our estimated 2025 production at an average price of $2.37 per Mcf, 321.7 Bcf of our estimated 2026 production at an average price of $2.61 per Mcf, and 140.4 Bcf of our estimated 2027 production at an average price of $3.35 per Mcf. To the extent that CNX engages in hedging activities, CNX may be prevented from realizing the near-term benefits of price increases above the levels of the hedges. If CNX chooses not to engage in or otherwise reduce our future use of hedging arrangements or are unable to engage in hedging arrangements due to lack of acceptable counterparties, CNX may be more adversely affected by changes in natural gas prices than our competitors who engage in hedging arrangements to a greater extent than CNX does. Increases or decreases in forward market prices could result in material unrealized (non-cash) losses or gains on commodity derivative instruments resulting in volatility in reported earnings. Future legislation regarding derivatives could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price risks associated with our business.

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

Negative public perception regarding our industry resulting from, among other things, operational incidents or concerns raised by advocacy groups, related to environmental, health, or community impacts has resulted in increased regulatory scrutiny, which has resulted in additional laws, regulations, guidelines and enforcement interpretations, at the federal and state level. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and an increased risk of litigation that may negatively impact our future financial results or our stock price. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the administrative process in the courts. This could cause the permits CNX needs to conduct our operations to be withheld, delayed, or burdened by requirements that restrict our ability to profitably conduct our business.

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

While CNX has not incurred significant disruptions to its operations during the years ended December 31, 2022 and 2021 as a direct result of the COVID-19 pandemic, the continuation of the COVID-19 pandemic may materially and adversely affect, our business, operating and financial results and liquidity in the future. While the full impact of COVID-19 outbreak and the long-term worldwide reaction to it and impact from it remains unknown at this time, disruptions in our supply chain (including necessary contractors and materials) may lead to a disruption in our resource acquisition or permitting activities and may cause disruption in our relationship with our customers. Additionally, the COVID-19 outbreak has significantly impacted economic activity and markets around the world, and COVID-19 or another similar outbreak could negatively impact our business in numerous ways, including, but not limited to, the following:

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

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth in this Risk Factors section of this Form 10-K, such as those relating to our financial performance and debt obligations. We are unable to provide any prediction as to the ultimate adverse impact of COVID-19 on our business, which will depend on numerous evolving factors and future developments, including its effect on the demand for natural gas, LNG, NGLs, oil and condensate, the response of the overall economy and the financial markets as well as the effect of governmental actions taken in response thereto. Any of these outcomes could have a material adverse effect on our business, operations, financial results and liquidity.

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

Risks Related to our Business Operations

The disruption of capacity constraints in, or proximity to pipeline and processing systems could limit sales of our natural gas and NGLs and cash flows from operations, and any decrease in availability of pipelines or other midstream facilities could adversely affect our operations.

Although CNX owns midstream facilities, we also use third party facilities to gather, process and transport our natural gas to market. Reductions, limitations or disruptions (including force majeure events) in pipeline, gathering, or processing facility capacity could force us to reduce our production, reduce our sales or transportation of natural gas and/or NGLs or purchase higher cost replacement gas, negatively affecting our profitability, and causing our unit costs to increase. A significant portion of our natural gas is sold on or through two pipeline systems, Texas Eastern Transmission and Columbia Gas Transmission, which could experience capacity issues, operational disruptions and unexpected downtime, including from cyberattacks, with either no or little alternative transportation options available for our natural gas. Further, if pipeline quality standards change or we cannot meet applicable standards, we might be required to install additional processing equipment which could increase our costs. Pipelines could also curtail our flows until the natural gas delivered to their pipeline is in compliance with predetermined gas quality specifications. Any reduction in our production of natural gas or increase in our costs could materially adversely affect our business, financial condition, results of operations and cash flows.

CNX has various third-party firm transportation, processing, gathering and other agreements in place, many of which have minimum volume delivery commitments that obligate us to pay fixed demand charges or fees on minimum volumes regardless of actual volume throughput. Reductions in our drilling program may result in insufficient production to fully utilize these arrangements or otherwise use our full firm transportation and processing capacity, reducing our cash flow from operations, which may require us to reduce or delay our planned investments and capital expenditures or seek alternative means of financing, all of which may have a material adverse effect our business, financial condition, results of operations and cash flows.

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

Oil and natural gas reserves are economically recoverable when the price at which they are expected to be sold exceeds their expected cost of development and production. Estimating reserves requires the use of assumptions concerning natural gas and liquid hydrocarbon prices, production levels, recoverable reserve quantities and operating and development costs. For example, a significant amount of our proved oil and natural gas reserves are identified as proved undeveloped reserves and may be more susceptible to positive and negative changes in reserve estimates than our proved developed reserves. Also, we make certain assumptions regarding natural gas and liquid hydrocarbon prices, production levels and operating and development costs that may prove to be incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of our natural gas and natural gas liquid reserves, the economically recoverable quantities of natural gas and natural gas liquids attributable to any particular group of properties, the classifications of natural gas reserves based on risk of recovery and estimates of the future net cash flows. The PV-10 measure of pre-tax discounted future net cash flows and the standardized measure of after-tax discounted future net cash flows from our proved reserves included within this Form 10-K are not necessarily the same as the current market value of our estimated natural gas and liquid reserves. Actual future net cash flows from our proved and unproved natural gas and natural gas liquid properties may be affected by factors such as:

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

The timing of both our production and our incurrence of expenses in connection with the development and production of natural gas, NGLs and oil and/or condensate will affect the timing of actual future net cash flows from proved reserves and thus their actual present value. In addition, the prescribed 10% discount factor used when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. If natural gas prices decline by $0.10 per Mcf, then the pre-tax present value using a 10% discount rate of our proved natural gas reserves as of December 31, 2022 would decrease from $14.5 billion to $14.3 billion.

Developing, producing and operating natural gas wells is subject to operating risks and hazards that could increase expenses, decrease our production levels and expose us to losses or liabilities.

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

The exploration, production, and transporting of natural gas involves numerous operational risks. The cost of developing and operating a well is often uncertain, and a number of factors can delay, suspend, or prevent development operations, decrease production and/or increase the cost of our natural gas operations at particular sites for varying lengths of time, including unexpected development and production conditions (such as pressure or irregularities in geologic formations or wells, material and equipment failures, fires, ruptures, loss of well control, landslides, mine subsidence, explosions or other accidents and environmental concerns and adverse weather conditions), which conditions and risks may be amplified as we increase the vertical and horizontal length of drilling endeavors; similar operational or design issues relating to pipelines, compressor stations, pump stations, related equipment and surrounding properties; challenges relating to transportation, pipeline infrastructure and capacity for treatment or disposal of waste water generated in operations and failure to obtain, or delays in the issuance of, permits at the state or local level and the resolution of regulatory concerns.

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

Our management team has specifically identified and scheduled certain locations as an estimation of our future multi-year development activities on our existing acreage which represent a significant part of our development strategy. Our ability to develop these locations may be dependent on a number of factors, including natural gas, NGL and oil prices, the availability and cost of capital, drilling and production costs, obtaining required regulatory permits, the acquisition on acceptable terms of any leasehold interests we do not control but that are necessary to complete the drilling unit (including potentially through third-party swap transactions), availability of drilling services and equipment, drilling results, lease expirations for the failure to timely develop or otherwise, transportation constraints, regulatory and zoning approvals and other factors. Because of these uncertain factors, we do not know if the numerous development locations we have identified will ever be drilled. CNX may require significant additional capital over a prolonged period in order to pursue the development of these locations, and we may not be able to raise or generate the capital required to do so. Any development activities we are able to conduct on these locations may be unsuccessful, which may result in our inability to add additional proved reserves or may result in a downward revision of our estimated proved reserves, which could materially adversely affect our business and results of operations.

Our capital projects require substantial capital expenditures and are subject to regulatory, environmental, political, legal and economic risks and if CNX fails to generate sufficient cash flow, obtain required capital or financing on satisfactory terms or respond to regulatory and political developments, our natural gas reserves may decline, and our operations and financial results may suffer.

As part of our strategic determinations, CNX expects to continue to make substantial capital expenditures in the development and acquisition of natural gas reserves and the maintenance, purchase or construction of midstream systems. If CNX is unable to make sufficient or effective capital expenditures, we will be unable to maintain and grow our business. The gas gathering agreements that we have with third parties may impose obligations on us to invest capital in our midstream systems which are not fully protected against volumetric risks associated with lower-than-forecast volumes flowing through our gathering systems. To the extent our customers are not contractually obligated to, and determine not to, develop their properties in the areas covered by these acreage dedications, or otherwise sell, exchange, farm-out or otherwise dispose of all of, or an undivided interest in, the development of the dedicated acreage, the resulting decrease in the development of reserves by our midstream customers could result in reduced volumes serviced by us and a commensurate decline in revenues and cash flows.

Additionally, the construction of additions or modifications to our existing midstream systems involves numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. If these projects are undertaken, they may not be completed on schedule, at the budgeted cost or at all. The construction of additions to our existing assets may require us to obtain new land rights and regulatory permits prior to constructing new pipelines or facilities, which may not be obtained in a timely, cost-effective fashion or in a way that allows us to connect new natural gas supplies to existing gathering pipelines or capitalize on other attractive expansion opportunities Also, these midstream assets may not be able to attract enough throughput to achieve the expected investment return.

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

CNX relies on third-party contractors to provide key services and equipment for our operations. CNX contracts with third parties for well services, related equipment and qualified experienced field personnel to drill and complete wells, construct pipelines and conduct field operations. We also utilize third-party contractors to provide land acquisition and related services to support our land operational needs. The demand for these services, equipment and personnel can fluctuate significantly, often in correlation with natural gas, NGL and oil prices, causing periodic shortages. Weather may also play a role with respect to the relative availability of certain materials. Historically, there have been shortages of drilling and work-over rigs, pipe, compressors and other equipment as demand for rigs and equipment has increased along with the number of wells being drilled. The costs and delivery times of equipment and supplies are substantially greater in periods of peak demand, including increased demand for plays outside of our area of geographic focus. In addition, accelerated levels of inflation may lead to price increases beyond CNX’s control that could lead to CNX incurring increased costs for contractors and/or materials. For example, fuel pricing and labor shortages have led to increased ground transportation costs. Accordingly, CNX cannot be assured that we will be able to obtain necessary services, drilling and completions equipment and supplies in a timely manner or on satisfactory terms, and CNX may experience shortages of or quality assurance issues with, or increases in the costs of, drilling and completions equipment, crews and associated supplies, equipment and field services used in the support of our operations.

Shortages may lead to escalating prices, poor service, inefficient operations and increase the possibility of accidents due to the hiring of less experienced personnel and overuse of equipment by contractors. A decrease in the availability of these services, equipment or personnel could lead to a decrease in our natural gas production levels, increase our costs of natural gas production, and decrease our anticipated profitability. Such shortages could delay or cause us to incur significant expenditures that are not provided for in our capital budget, which events could materially adversely affect our business, financial condition, results of operations, or cash flows.

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

In addition, the lingering effects of the COVID-19 pandemic have materially and adversely impacted many businesses, industries, supply chains and economies. For further detail regarding the risks to our business resulting from COVID-19, see Risk Factor titled “Events beyond our control, including a global or domestic health crisis, may result in unexpected adverse operating and financial results.”

If CNX cannot find adequate sources of water for our use or if CNX is unable to dispose of or recycle water produced from our operations at a reasonable cost and within applicable environmental rules, our ability to produce natural gas economically and in sufficient quantities could be impaired.

As part of our drilling and production in shale formations, CNX uses hydraulic fracturing processes that require access to adequate sources of water, which may not be available in proximity to our operations or at certain times of the year. To ensure adequate water for our operations, CNX may be required to invest substantial amounts of capital in water pipelines which are used for relatively short periods of time. Increased regulation of these water pipelines could cause us to invest additional capital, alter our disposal or transportation method or negatively affect our operations. Alternatively, CNX may be required to transport water by truck, and CNX may not be able to contract for sufficient water hauling trucks or drivers to meet our needs.

Further, our operations generate significant volumes of wastewater that must be treated, reused or disposed. This waste can be generated from various aspects of our operations, including from drilling fluids, completions activities and normal production over the life of the well, and are associated with all types of natural gas wells. A significant portion of this water can be recycled for use in other hydraulic fracturing operations. To the extent we must dispose of water rather than recycle it, our costs may increase, which will detrimentally affect our cash flows. We attempt to minimize the expense associated with the transportation of wastewater by optimizing the transportation between the sources of wastewater and locations where the wastewater can be reused or disposed. Various interruptions in our planned transportation of this wastewater, including operational issues and regulatory matters, could increase our operating costs, which would detrimentally affect our cash flows. The risk of pollution also exists while handling, transferring, storing, recycling and disposing wastewater and other wastes, as well as in development or production of a well.

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

Producing natural gas, NGL and oil reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The rate of decline can change if production from our existing wells is different than what has been estimated, operating conditions change, or other circumstances arise that affect our ability to produce the wells. Thus, our future natural gas, NGL and oil reserves and production and, therefore, our cash flow and income are highly dependent on our estimates and our success in efficiently developing and selling our current reserves and economically finding or acquiring additional economically recoverable reserves. CNX may not be able to develop, find or acquire additional economically recoverable reserves to replace our current and future production at acceptable costs.

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

As is common in the oil and gas industry, it is our practice when CNX acquires natural gas leases or interests not to conduct a comprehensive chain of title examination to the mineral interest. Prior to the drilling of a well, however, it is the normal practice in our industry for the operator to obtain a complete title review to ensure there are no obvious defects in title to the underlying property interest. As a result of such examinations, certain curative work may be required to correct defects in the marketability of the title and such curative work entails expense. Our inability to cure any title defects in a timely and cost-efficient manner may delay or prevent us from utilizing the associated mineral interest, which may adversely impact our ability in the future to increase production and reserves. The existence of a material title deficiency can render a lease worthless and can adversely affect our results of operations and financial position.

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

Legal, Environmental and Regulatory Risks

Climate change risk, legislation, litigation and regulation of greenhouse gas emissions at the federal or state level may increase our operating costs and reduce the value of our natural gas assets. Any such regulation that may be implemented, as well as uncertainty concerning such regulation and public policy pressures, could adversely impact the market for natural gas, as well as for our securities.

The issue of global climate change continues to attract considerable public and scientific attention, with underlying concern about the impacts of human activity, especially the emissions of greenhouse gases (“GHGs”) such as carbon dioxide (“CO2”) and methane into the environment and is increasingly the subject of civil litigation and regulatory focus. The regulatory focus has resulted in varying regulatory requirements between governmental administrations.

The EPA, in 2013, and under the Climate Action Plan, elected to regulate GHGs under the Clean Air Act (“CAA”) to limit emissions of CO2 from natural gas-fired power plants. In April 2017, the EPA announced that it was initiating a review of the Clean Power Plan consistent with President Trump’s Executive Order 13783, and in October 2017 published a proposed rule to formally repeal the Clean Power Plan. On August 20, 2018, the EPA issued the proposed “Affordable Clean Energy Rule.” On June 19, 2019, the EPA issued the final Affordable Clean Energy Rule, replacing the Clean Power Plan. The Affordable Clean Energy Rule was vacated by the United States Court of Appeals for the D.C. Circuit on the last day of the Trump administration in January 2021. Accordingly, the Biden administration is taking a different direction than the Trump administration regarding these regulatory actions. For example, the Biden administration re-entered the United States in the Paris Climate Accord, and the EPA adopted a new Climate Adaptation Action Plan in October of 2021.

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

The EPA has also adopted, changed and amended rules to control volatile organic compound emissions from certain oil and natural gas equipment and operations as part of its initiative to reduce methane emissions. In response to subsequent judicial involvement, the EPA issued a proposed rule in July 2017 that would stay the methane rule for two years (which rule was vacated by the United States Court of Appeals for the D.C. Circuit). Thereafter in September 2018, the EPA proposed revisions to the 2016 New Source Performance Standards for the oil and natural gas industry. Additional revisions were proposed in August 2019 and August 2020. As these proposed rules and any replacements or updates thereto are adopted, changed, rescinded or modified, these rules may result in increased costs for permitting, equipping, and monitoring methane emissions or otherwise restrict operations or increase the costs thereof.

Additionally, some states have issued mandates to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and potential cap-and-trade programs. For example, Pennsylvania has taken steps to bring Pennsylvania into an eleven -state consortium of Northeastern and Mid-Atlantic States - the Regional Greenhouse Gas Initiative (RGGI) -- that sets price and declining limits on CO2 emissions from power plants. In December 2021, the Pennsylvania Attorney General approved a proposed regulation which would allow Pennsylvania to join RGGI; however, the Pennsylvania

General Assembly issued a concurrent regulatory review resolution process disapproving the proposed regulation. The regulation is currently subject to challenges pending in Pennsylvania appellate courts. Most of these types of programs require major sources of emissions or major producers of fuels to acquire and subsequently surrender emission allowances, with the number of allowances available being reduced each year until a target goal is achieved. The cost of these allowances could increase over time. While new laws and regulations that are aimed at reducing GHG emissions will increase demand for natural gas, they may also result in increased costs for permitting, equipping, monitoring and reporting GHGs associated with natural gas production and use.

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

Finally, there are currently close to two dozen lawsuits filed on behalf of various states and municipalities seeking to hold producers of oil, natural gas and coal liable for the consequences of certain weather-related events, like rising sea levels and more frequent and severe flooding, storms and heatwaves, and seeking money damages for remedial measures aimed at eliminating or ameliorating damages caused by climate change. For further discussion of pending legal proceedings, see Note 20 – Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K.

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

CNX utilizes pipelines extensively for its operations. Stream encroachment and crossing permits from the Army Corps of Engineers (ACOE) are often required for the location of or certain impacts these pipelines cause to streams and wetlands. The EPA and the ACOE have developed a rule that revised the definition of “waters of the United States” under the Clean Water Act. The EPA moved forward with the first step on December 11, 2018, when it issued a proposed, revised rule which would replace a prior 2015 rule with pre-2015 regulations, and which narrowed language defining “waters of the United States” under the Clean Water Act that existed prior to that time. In September 2019, the EPA and the ACOE announced that the agencies were repealing the 2015 rule. This second step was a notice-and-comment rulemaking in which federal agencies conducted a substantive reevaluation of such definition. On June 22, 2020, the Navigable Waters Protection Rule became effective. On June 9, 2021, the EPA announced its intent to revise the rule again. On August 4, 2021, the EPA and ACOE announced a rulemaking process to revise the definition of “waters of the United States.” On December 30, 2022, the EPA and ACOE announced a final rule for a “Revised Definition of ‘Waters of the United States’” which will be effective sixty days after publication in the Federal Register. While CNX cannot at this time predict how this rule will be enforced by the new Biden administration, such rulemaking, its enforcement, and future revisions to, or replacement of, the rulemaking could lead to additional mitigation costs and severely limit CNX’s operations.

The foregoing and other regulations applicable to the natural gas industry are under constant review for modification, amendment or expansion at both the federal and state levels. Any future changes may increase the costs of producing natural gas and other hydrocarbons, which would adversely impact our cash flows and results of operations. For example, hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight unconventional shale formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state environmental or oil and natural gas agencies. The disposal of flowback and produced water and other wastes in underground injection disposal wells is regulated by the EPA under the federal Safe Drinking Water Act and by various states in which we conduct operations under counterpart state laws and regulations. The imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct hydraulic fracturing operations or to dispose of waste resulting from such operations.

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

Existing and future governmental laws, regulations, other legal requirements and judicial decisions that govern our business may increase our costs of doing business and may restrict our operations.

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

For example, currently CNX’s gathering operations are exempt from regulation by the FERC under the Natural Gas Act (NGA). Although FERC has not made any formal determinations with respect to any of our gathering facilities, CNX believes that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish that a natural gas pipeline is a gathering pipeline not subject to FERC jurisdiction. However, this issue has been the subject of substantial litigation, and if FERC were to consider the status of an individual facility and determine that it is not exempt from FERC regulation under the NGA, the rates for, and terms and conditions of, services provided by such facility would become subject to regulation by FERC. Such regulation could decrease revenue, increase operating costs, and depending upon the facility in question, could adversely affect results of operations and cash flows.

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

Pennsylvania courts have been considering cases involving concepts of landowner rights, trespass claims and the historic common law concept of “rule of capture” as well as the role that Pennsylvania’s Environmental Rights Amendment (Pa. Const. art. I, § 27) may play in natural gas drilling activities. These cases, and similar cases testing these, and other legal principles could result in judicial outcomes that could negatively impact future shale drilling and hydraulic fracturing within the Commonwealth of Pennsylvania if the court finds that hydraulic fracturing could violate the constitutional or property rights of Pennsylvania citizens and residents.

Further, the Biden administration has taken a different direction than the Trump administration regarding certain regulatory measures impacting air emissions or clean water standards. For example, the Biden administration re-entered the United States in the Paris Climate Accords and the EPA adopted a new Climate Adaptation Action Plan in October of 2021, and may attempt to establish more stringent standards to replace the Affordable Clean Energy Rule, which was vacated by the United States Court of Appeals for the D.C. Circuit on the last day of the Trump administration in January 2021. For additional detail regarding the risks to our business resulting from governmental regulation, see Risk Factor titled, “Climate change risk, legislation, litigation and regulation of greenhouse gas emissions at the federal or state level may increase our operating costs and reduce the value of our natural gas assets. Any such regulation that may be implemented, as well as uncertainty concerning such regulation and public policy pressures, could adversely impact the market for natural gas, as well as for our securities” (See Note 20 – Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of pending legal proceedings).

CNX may incur significant costs and liabilities as a result of pipeline operations and/or increases in the regulation of natural gas pipelines and gathering facilities.

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

In October 2019, PHMSA published a final rule that significantly modifies existing regulations related to reporting, impact, design, construction, maintenance, operations and integrity management of gas transmission and gathering pipelines. Compliance with the rule could materially adversely affect our operations. In May 2020, PHMSA proposed additional amendments to Federal Pipeline Safety Regulations. In November 2021, PHMSA published a final rule in the Federal Register with an effective date of May 15, 2022, expanding certain federal pipeline safety requirements to all onshore gas gathering pipelines. The adoption of these regulations, which may apply different and/or more comprehensive or stringent safety standards than CNX has been subject to, could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant. While CNX cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our cash flow.

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

The passage of future legislation or any other changes in U.S. federal or state income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to natural gas exploration and development. Any such changes could negatively affect our financial condition and results of operations. For example, previous tax law legislation decreased the regular U.S. federal income tax rate, limited the ability of corporations to take certain interest deductions, increased the limitation on deductibility of executive compensation, and have eliminated a corporation’s ability to take deductions for income attributable to domestic production activities. Any future tax law legislation could adversely impact our financial position, current and deferred federal and state income tax liabilities and cash flows.

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

As of December 31, 2022, CNX has U.S. federal and state NOL carryforwards of $0.9 billion and $1.8 billion, respectively, some of which expire at various dates from 2023 to 2041 while others have no expiration date. CNX expects to be able to utilize these NOL carryforwards and generate deductions to offset our future taxable income. This expectation is based upon assumptions we have made regarding, among other things, our income, capital expenditures and net working capital and the current expectation that our NOL carryforwards will not become subject to future limitations under Section 382 of the Internal Revenue Code of 1986 or otherwise. Additionally, any significant variance in our interpretation of current income tax laws, including as result of the release of any Treasury Regulations or other interpretive guidance or a challenge of one or more of our tax positions by the IRS or other tax authorities could affect our tax position. While CNX expects to be able to utilize our NOL carryforwards and generate deductions to offset our future taxable income, in the event that deductions are not generated as expected, one or more of our tax positions are successfully challenged by the IRS (in a tax audit or otherwise), or our NOL carryforwards are subject to future limitations, our future tax liability may be greater than expected.

CNX and its subsidiaries are subject to various legal proceedings and investigations, which may have an adverse effect on our business.

CNX is party to a number of legal proceedings and, from time to time, investigations, in the normal course of business activities. Responding to investigations or defending these actions, especially purported class actions, can be costly and can distract management. For example, CNX is a defendant in pending purported class action lawsuits dealing with claimants’ alleged entitlements to, and accounting for, natural gas royalties. Additionally, CNX is a party to four climate change lawsuits being pursued by communities against fossil fuel producers relating to climate change, which are beginning to gain prevalence in the courts. There is also the possibility that CNX may become involved in future investigations or suits regarding its business activities. There is the potential that the costs of defending litigation in an individual matter or the aggregation of many matters could have an adverse effect on our cash flows, results of operations or financial position. See Note 20 – Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of pending legal proceedings.

Financing, Investment and Indebtedness Risks

Our current long-term debt obligations, and the terms of the agreements that govern that debt, including debt of our subsidiaries, and the risks associated therewith, could adversely affect our business, financial condition, liquidity and results of operations.

As of December 31, 2022, CNX’s total long-term indebtedness was approximately $2.2 billion, excluding unamortized debt issuance costs, of which approximately (i) $500 million was under our 7.375% Senior Notes due 2031 less $6 million of unamortized discount, (ii) $500 million of 6.00% Senior Notes due 2029, (iii) $400 million of 4.75% Senior Notes due 2030 issued by our midstream business, less $4 million of unamortized bond discount (CNX is not a guarantor of these notes), (iv) $350 million of 7.25% Senior Notes due 2027 plus $2 million of unamortized bond premium, (v) $331 million of 2.25% Convertible Senior Notes due 2026 less $7 million of unamortized discount and issuance cost, (vi) $154 million in outstanding borrowings under our midstream revolver (CNX is not a guarantor of this revolving credit facility), and (vii) no borrowings under our senior secured credit facility (the “Credit Facility”). The degree to which CNX is leveraged could have important consequences, including, but not limited to:

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

Our senior secured Credit Facility and the indentures governing our 7.25% Senior Notes due 2027, 6.00% Senior Notes due 2029 and 7.375% Senior Notes due 2031 limit the incurrence of additional indebtedness unless specified tests or exceptions are met, subject our operations to compliance with certain financial covenants on a quarterly basis, and impose a number of restrictions upon us, such as restrictions on granting liens on our assets, making investments, paying dividends, stock repurchases, selling assets and engaging in acquisitions. Failure to comply with these covenants could result in an event of default that, if not cured or waived, could materially adversely affect us. Further, CNX Midstream Partners LP’s (CNXM) existing $600 million revolving credit facility and CNXM’s $400 million of 4.75% Senior Notes, neither of which are guaranteed by CNX, subjects CNXM to similar financial and/or other restrictive covenants and other restrictions.

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

Our ability to borrow and have letters of credit issued under our $1.3 billion senior secured Credit Facility is generally limited to a borrowing base. Our borrowing base is determined by the required number of lenders in good faith calculating a loan value of the Company’s proved natural gas reserves. The borrowing base under our Credit Facility is currently $2.3 billion. Our borrowing base is redetermined by the lenders twice per year, and the next scheduled borrowing base redetermination is expected to occur in the Spring of 2023. The various matters which we describe in other risk factors that can decrease our proved natural gas reserves including lower natural gas prices, operating difficulties and failure to replace our proved reserves could also decrease our borrowing base. Our borrowing base could also decrease as a result of new lending requirements or regulations or the issuance of new indebtedness. If our borrowing base declined significantly below $2.3 billion, CNX may be unable to implement our development plans, make acquisitions or otherwise execute our business plan which could materially adversely affect our financial condition and results of operations. CNX also could be required to repay any outstanding indebtedness in excess of the redetermined borrowing base. CNX could face substantial liquidity problems, might not be able to access the equity or debt capital markets and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. CNX may not be able to consummate those sales or to obtain the proceeds which CNX could realize from them, and those proceeds may not be adequate to meet any debt service obligations then due.

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

The counterparties to the capped call transactions are financial institutions or affiliates of financial institutions, and CNX will be subject to the risk that they might default under the capped call transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty becomes subject to insolvency proceedings, with respect to such counterparty’s obligations under the relevant capped call transaction, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be positively correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by a counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. CNX can provide no assurances as to the financial stability or viability of any counterparty.

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

CNX currently has a repurchase program in place authorized by our board of directors, which is not subject to an expiration date, and for which $430 million remains available for repurchases as of January 17, 2023. The repurchase program does not require us to acquire any specific number of shares. Our board of directors determination to repurchase shares of our common stock will depend upon market conditions, applicable legal requirements, contractual obligations and other factors that the board of directors deems relevant. Based on an evaluation of these factors, our board of directors may determine not to repurchase shares or to repurchase shares at reduced levels from those anticipated by our shareholders. See Note 5 – Stock Repurchase in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

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

Pursuant to the Separation and Distribution Agreement and certain other agreements with CONSOL Energy, CNX and CONSOL Energy have agreed to indemnify the other for certain liabilities in each case for uncapped amounts. We remain liable as a guarantor on certain liabilities that were assumed by CONSOL Energy in connection with the separation. The estimated value of these guarantees was approximately $120 million as of December 31, 2022. Although CONSOL Energy agreed to indemnify us to the extent that we are called upon to pay any of these liabilities, there is no assurance that CONSOL Energy will satisfy its obligations to indemnify us in these situations. For example, we could be liable for liabilities assumed by Murray Energy and its subsidiaries (Murray Energy) in connection with the disposition of certain mines to Murray Energy in 2013 in the event that both Murray Energy and CONSOL Energy are unable to satisfy those liabilities.

Indemnities that CNX may be required to provide CONSOL Energy are not subject to any cap, may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that CONSOL Energy has agreed to retain, including in respect of certain statutory obligations related to, among others, health and environmental matters. For example, see disclosure in Note 20 – Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding a lawsuit filed by the UMWA 1992 Benefit Plan against CNX and CONSOL Energy in May 2020.

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

Cyber-incidents, including cyber-attacks, may significantly affect us, third party operators on whom we depend, or the operations of our customers and business partners, as well as impact general economic conditions, consumer confidence and spending and market liquidity. Strategic targets, including energy-related assets, may be at greater risk of future incidents than other targets in the United States. A cyber incident could result in information theft, data corruption, operational disruption, including environmental and safety issues resulting from a loss of control of field equipment and assets, and/or financial loss. Consequently, it is possible that any of these occurrences, or a combination of them, could materially adversely affect our business, financial condition and impact our production. Our insurance may not protect us against all such occurrences.

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
•a cyber-incident impacting a communications network or power grid could cause operational disruption resulting in impact to our production;
•a deliberate corruption of our financial or operational data could result in events of non-compliance which could lead to regulatory fines or penalties; and
•business interruptions could result in expensive remediation efforts, distraction of management, damage to our reputation, or a negative impact on the price of our stock.

Our implementation of various internal and external controls and processes, including appropriate internal risk assessment and internal policy implementation, incorporating a risk-based cyber security framework to monitor and mitigate security threats and other strategies to increase security for our information, facilities and infrastructure is costly and labor intensive. Moreover, there can be no assurance that such measures will be sufficient to prevent security breaches or other cyber-incidents from occurring. As cyber threats continue to evolve, CNX may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Cyber-attacks continue to evolve in frequency and complexity. While no industry is immune, Industrial Networks have come under increased targeted attacks recently (examples, Colonial Pipeline and JBS Foods Group). This has led to increased scrutiny by Cyber Insurance Carriers. As a result, securing a policy with sufficient protection has become more challenging. Our ability to obtain insurance to mitigate the financial impact of cyber incidents may be challenged by the future prevalence and nature of incidences experienced by companies and insurance markets willingness to underwrite this risk.

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

Terrorist attacks, including eco-terrorism, the threat of terrorist attacks, whether domestic or foreign, as well as military or other actions taken in response to these acts, could affect the energy industry, the environment and industry related economic conditions, including our operations, the operations of our customers, as well as general economic conditions, consumer confidence, spending and market liquidity. Strategic targets, including energy-related assets, may be at greater risk of future attacks than other targets in the United States. The occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy in unpredictable ways, including the disruption of energy supplies and markets, increased volatility in commodity prices or the possibility that the infrastructure on which we rely could be a direct target or an indirect casualty of an act of terrorism, and, in turn, could materially adversely affect our business and results of operations. Our insurance may not protect us against such occurrences.

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

See “Detail of Operations” in Part I. Item 1 of this Form 10-K for a description of CNX's properties.

ITEM 3.Legal Proceedings

The first three paragraphs of “Note 20 – Commitments and Contingent Liabilities” in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K are incorporated herein by reference.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock is listed on the New York Stock Exchange under the symbol “CNX”.

As of December 31, 2022, there were 90 holders of record of our common stock.

The following performance graph compares the yearly percentage change in the cumulative total shareholder return on the common stock of CNX to the cumulative shareholder return for the same period of a peer group and the Standard & Poor's 500 Stock Index. The current peer group is comprised of CNX, Antero Resources Corporation, Chesapeake Energy Corporation, EQT Corporation, Gulfport Energy Corporation, Range Resources Corporation and Southwestern Energy Co. The graph assumes that the value of the investment in CNX common stock and each index was $100 at December 31, 2017. The graph also assumes that all dividends were reinvested and that the investments were held through December 31, 2022.

	2017	2018	2019	2020	2021	2022
CNX Resources Corporation	100.0	78.1	60.5	73.8	94.0	115.2
Peer Group	100.0	47.7	25.0	27.4	61.3	91.5
S&P 500 Stock Index	100.0	93.8	120.9	140.6	178.4	143.8

Cumulative Total Shareholder Return Among CNX Resources Corporation, Peer Group and S&P 500 Stock Index

Stock Performance Graph
200.0
180.0
160.0
140.0
120.0
100.0
80.0
60.0
40.0
20.0
0.0
2017
2018
2019
2020
2021
2022
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

The Company's Credit Facility currently limits CNX's ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's net leverage ratio exceeds 3.00 to 1.00 and is subject to availability under the Credit Facility of at least 20% of the aggregate commitments and there being no borrowing base deficiency. The Credit Facility does not permit such dividend payments when an event of default has occurred and is continuing. The indentures to the 7.25% Senior Notes due March 2027, the 6.00% Senior Notes due January 2029, and the 7.375% Senior Notes due January 2031 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults under the Company’s Credit Facility or Notes in the year ended December 31, 2022.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the three months ended December 31, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (000's omitted)
October 1, 2022- October 31, 2022	4,201,946	$17.37	4,200,922	$583,805
November 1, 2022- November 30, 2022	3,353,924	$17.62	3,348,642	$524,807
December 1, 2022- December 31, 2022	4,720,219	$16.54	4,715,797	$446,808
Total	12,276,089		12,265,361

(1) Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(2) Shares repurchased as part of the Company's current $1,900 million share repurchase program authorized by the Board of Directors, which is not subject to an expiration date. See Note 5 – Stock Repurchase in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
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

Natural gas, NGL, and Oil Pricing

Prices for natural gas, NGLs and oil that CNX produces significantly impact revenue and cash flows. Natural gas, NGL and oil benchmark prices increased significantly during the year ended December 31, 2022 as compared to the year ended December 31, 2021. As a result, CNX experienced a significant increase in revenue and cash flows during the year ended December 31, 2022. In the current economic environment, CNX expects that commodity prices for some or all of the commodities we produce will remain volatile. In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length as well as financial hedges. However, this market volatility is beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

Inflation

Heightened levels of inflation, primarily related to steel, diesel fuel and labor, continue to present risk for CNX and the broader natural gas industry. CNX experienced higher capital costs from inflation during the year ended December 31, 2022. If inflation continues at its current levels or increases further for any extended period of time, and CNX is unable to successfully mitigate the impact, our costs could increase further, having a greater impact on our financial position. Rising interest rates could also increase our borrowing costs on new debt and our current revolver and could affect the fair value of our investments. CNX remains committed to our ongoing efforts to increase the efficiency of our operations and improve costs, which may, in part, offset cost increases from inflation.

2022 Highlights:

•Proved developed reserves of 6.2 Tcfe, 5% higher than 2021.
•Total gas production of 580.2 Bcfe.
•Shale production of 536.1 Bcfe.
•Repurchased $568 million or 33.5 million shares of CNX common stock on the open market.
•Reduced long-term debt by $8 million.

2023 Outlook:

•Our 2023 annual production is expected to be approximately 555-575 Bcfe.
•Our 2023 capital expenditures are expected to be approximately $575-$675 million.

Results of Operations:
The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of the year ended December 31, 2022 to the year ended December 31, 2021. A similar discussion and analysis that compares year ended December 31, 2021 to the fiscal year ended December 31, 2020 is omitted from this Form 10-K and may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Form 10-K for the year ended December 31, 2021, which is incorporated herein by reference.
Net Loss Attributable to CNX Resources Shareholders
CNX reported a net loss attributable to CNX Resources shareholders of $142 million, or a loss per diluted share of $0.75, for the year ended December 31, 2022, compared to a net loss attributable to CNX Resources shareholders of $499 million, or a loss per diluted share of $2.31, for the year ended December 31, 2021. Included in the loss for the year ended December 31, 2022 was an unrealized loss on commodity derivative instruments of $851 million. Included in the loss for the year ended December 31, 2021 was an unrealized loss on commodity derivative instruments of $1,094 million.

Non-GAAP Financial Measures

CNX's management uses certain non-GAAP financial measures for planning, forecasting and evaluating business and financial performance, and believes that they are useful for investors in analyzing the Company. Although these are not measures of performance calculated in accordance with GAAP, management believes that these financial measures are useful to an investor in evaluating CNX because these metrics are widely used to evaluate a natural gas company’s operating performance. Sales of Natural Gas, NGL and Oil, including cash settlements is a non-GAAP measure that excludes the impacts of changes in the fair value of commodity derivative instruments prior to settlement, which are often volatile, and only includes the impact of settled commodity derivative instruments. Sales of Natural Gas, NGL and Oil, including cash settlements also excludes purchased gas revenue and other revenue and operating income, which are not directly related to CNX’s natural gas producing activities. Natural Gas, NGL and Oil Production Costs is a non-GAAP measure that excludes certain expenses that are not directly related to CNX’s natural gas producing activities and are managed outside our production operations (See Note 21 – Segment Information in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information). These expenses include, but are not limited to, interest expense, other operating expense and other corporate expenses such as selling, general and administrative costs. We believe that Sales of Natural Gas, NGL and Oil, including cash settlements, Natural Gas, NGL and Oil Production Costs and Natural Gas, NGL and Oil Production Margin (which is derived by subtracting Natural Gas, NGL and Oil Production Costs from Sales of Natural Gas, NGL and Oil, including cash settlements) provide useful information to investors for evaluating period-to-period comparisons of earnings trends. These metrics should not be viewed as a substitute for measures of performance that are calculated in accordance with GAAP. In addition, because all companies do not calculate these measures identically, these measures may not be comparable to similarly titled measures of other companies.

Non-GAAP Financial Measures Reconciliation

	For the Years Ended December 31,
(Dollars in millions)	2022	2021
Total Revenue and Other Operating Income	$1,261	$757
Add (Deduct):
Purchased Gas Revenue	(186)	(100)
Loss on Commodity Derivative Instruments	851	1,094
Other Revenue and Operating Income	(87)	(106)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$1,839	$1,645

Total Operating Expense	$1,321	$1,235
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(13)	(11)
Exploration and Production Related Other Costs	(8)	(21)
Purchased Gas Costs	(185)	(94)
Selling, General and Administrative Costs	(122)	(113)
Other Operating Expense	(63)	(68)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$930	$928
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

	For the Years Ended December 31,
	2022		2021		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		580.2		590.2		(10.0)

Natural Gas, NGL and Oil Revenue	$3,652	$6.52	$2,184	$3.77	$1,468	$2.75
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement - Gas	(1,813)	(3.35)	(539)	(0.98)	(1,274)	(2.37)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	1,839	3.17	1,645	2.79	194	0.38
Lease Operating Expense	67	0.11	46	0.08	21	0.03
Production, Ad Valorem, and Other Fees	45	0.08	34	0.06	11	0.02
Transportation, Gathering and Compression	370	0.64	344	0.58	26	0.06
Depreciation, Depletion and Amortization (DD&A)	448	0.77	504	0.85	(56)	(0.08)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	930	1.60	928	1.57	2	0.03
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$909	$1.57	$717	$1.22	$192	$0.35
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 10.0 Bcfe decrease in volumes in the period-to period comparison was primarily due to various operational delays and challenges, including a loss related to the abandonment of a Shale wellbore (see Gain on Asset Sales and Abandonments, net for more information). The decrease was also due to normal production declines, offset in part by the turn-in-line of new wells throughout 2022.
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
•Transportation, gathering and compression expense increased on a per unit basis primarily due to increased processing costs due to a wetter production mix, increased electrical compression expense, increased repairs and maintenance expense and lower volumes.
•Depreciation, depletion and amortization expense decreased on a per unit basis due to a lower annual depletion rate primarily resulting from low-cost reserve additions from development during the 2021 period.

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Years Ended December 31,
in thousands (unless noted)	2022	2021	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	37,997	35,858	2,139	6.0%
Sales Volume (Mbbls)	6,333	5,976	357	6.0%
Gross Price ($/Bbl)	$38.16	$33.90	$4.26	12.6%
Gross NGL Revenue	$241,535	$202,670	$38,865	19.2%

Oil/Condensate:
Sales Volume (MMcfe)	1,476	2,401	(925)	(38.5)%
Sales Volume (Mbbls)	246	400	(154)	(38.5)%
Gross Price ($/Bbl)	$81.90	$56.32	$25.58	45.4%
Gross Oil/Condensate Revenue	$20,155	$22,541	$(2,386)	(10.6)%

GAS
Sales Volume (MMcf)	540,696	551,989	(11,293)	(2.0)%
Sales Price ($/Mcf)	$6.27	$3.55	$2.72	76.6%
Gross Gas Revenue	$3,390,422	$1,958,718	$1,431,704	73.1%

Hedging Impact ($/Mcf)	$(3.35)	$(0.98)	$(2.37)	(241.8)%
Loss on Commodity Derivative Instruments - Cash Settlement	$(1,812,777)	$(539,016)	$(1,273,761)	(236.3)%

The increase in gross revenue was primarily the result of the $2.72 per Mcf increase in natural gas prices, when excluding the impact of hedging, and the $4.26 per Bbl increase in NGL prices. These increases were offset, in part, by the impact of the change in the realized loss on commodity derivative instruments related to the Company's hedging program and the 10.0 Bcfe decrease in sales volumes.

SEGMENT ANALYSIS for the year ended December 31, 2022 compared to the year ended December 31, 2021:

	For the Year Ended				Difference to Year Ended
	December 31, 2022				December 31, 2021
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$3,335	$315	$2	$3,652	$1,346	$121	$1	$1,468
Loss on Commodity Derivative Instruments	(1,673)	(139)	(852)	(2,664)	(1,181)	(92)	242	(1,031)
Purchased Gas Revenue	—	—	186	186	—	—	86	86
Other Revenue and Operating Income	69	—	18	87	(12)	—	(7)	(19)
Total Revenue and Other Operating Income (Loss)	1,731	176	(646)	1,261	153	29	322	504
Lease Operating Expense	50	17	—	67	16	4	1	21
Production, Ad Valorem, and Other Fees	33	12	—	45	6	5	—	11
Transportation, Gathering and Compression	319	49	2	370	16	9	1	26
Depreciation, Depletion and Amortization	389	54	18	461	(51)	(4)	1	(54)
Exploration and Production Related Other Costs	—	—	8	8	—	—	(13)	(13)
Purchased Gas Costs	—	—	185	185	—	—	91	91
Selling, General and Administrative Costs	—	—	122	122	—	—	9	9
Other Operating Expense	—	—	63	63	—	—	(5)	(5)
Total Operating Costs and Expenses	791	132	398	1,321	(13)	14	85	86
Other Expense	—	—	10	10	—	—	(6)	(6)
Gain on Asset Sales and Abandonments, net	—	—	(9)	(9)	—	—	33	33
Loss on Debt Extinguishment	—	—	23	23	—	—	(11)	(11)
Interest Expense	—	—	128	128	—	—	(23)	(23)
Total Other Expenses	—	—	152	152	—	—	(7)	(7)
Total Costs and Expenses	791	132	550	1,473	(13)	14	78	79
Earnings (Loss) Before Income Tax	$940	$44	$(1,196)	$(212)	$166	$15	$244	$425

        SHALE SEGMENT

The Shale segment had earnings before income tax of $940 million for the year ended December 31, 2022 compared to earnings before income tax of $774 million for the year ended December 31, 2021.

	For the Years Ended December 31,
	2022	2021	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	496.7	502.2	(5.5)	(1.1)%
NGLs Sales Volumes (Bcfe)*	38.0	35.8	2.2	6.1%
Oil/Condensate Sales Volumes (Bcfe)*	1.4	2.4	(1.0)	(41.7)%
Total Shale Sales Volumes (Bcfe)*	536.1	540.4	(4.3)	(0.8)%

Average Sales Price - Gas (per Mcf)	$6.19	$3.51	$2.68	76.4%
Loss on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(3.37)	$(0.98)	$(2.39)	(243.9)%
Average Sales Price - NGLs (per Mcfe)*	$6.36	$5.65	$0.71	12.6%
Average Sales Price - Oil/Condensate (per Mcfe)*	$13.63	$9.38	$4.25	45.3%

Total Average Shale Sales Price (per Mcfe)	$3.10	$2.77	$0.33	11.9%
Average Shale Lease Operating Expenses (per Mcfe)	0.09	0.06	0.03	50.0%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.07	0.05	0.02	40.0%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.60	0.56	0.04	7.1%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.72	0.82	(0.10)	(12.2)%
Total Average Shale Production Costs (per Mcfe)	$1.48	$1.49	$(0.01)	(0.7)%
Total Average Shale Production Margin (per Mcfe)	$1.62	$1.28	$0.34	26.6%
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Shale segment had natural gas, NGLs and oil/condensate revenue of $3,335 million for the year ended December 31, 2022 compared to $1,989 million for the year ended December 31, 2021. The $1,346 million increase was due primarily to a 76.4% increase in the average sales price for natural gas and a 12.6% increase in the average sales price of NGLs, offset in part by a 0.8% decrease in total Shale gas sales volumes. The decrease in total Shale gas sales volumes was primarily due to various operational delays and challenges including a loss related to the abandonment of a Shale wellbore (see Gain on Asset Sales and Abandonments, net for more information). The decrease was also due to normal production declines, offset in part by the turn-in-line of new wells throughout 2022.

The increase in total average Shale sales price was primarily due to a $2.68 per Mcf increase in average gas sales price and a $0.71 per Mcfe increase in the average NGL sales price. These increases were offset in part by a $2.39 per Mcf change in the realized loss on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 424.7 Bcf of the Company's produced Shale gas sales volumes for the year ended December 31, 2022 at an average loss of $3.94 per Mcf hedged. For the year ended December 31, 2021, these financial hedges represented approximately 429.4 Bcf at an average loss of $1.15 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $791 million for the year ended December 31, 2022 compared to $804 million for the year ended December 31, 2021. The decreases in total dollars and unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $50 million for the year ended December 31, 2022 compared to $34 million for the year ended December 31, 2021. The increases in total dollars and unit costs were primarily related to an increase in repairs and maintenance expense, including both routine and water storage system maintenance, and an increase in water disposal costs as more water had to be taken to disposal instead of being reused in well completions.

•Shale production, ad valorem and other fees were $33 million for the year ended December 31, 2022 compared to $27 million for the year ended December 31, 2021. The increases in total dollars and unit costs were primarily due to increased realized prices on natural gas and natural gas liquids.

•Shale transportation, gathering and compression costs were $319 million for the year ended December 31, 2022 compared to $303 million for the year ended December 31, 2021. The increases in total dollars and unit costs were primarily related to an increase in repairs and maintenance expense, an increase in processing costs due to a wetter production mix and increased electrical compression expense.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $389 million for the year ended December 31, 2022 compared to $440 million for the year ended December 31, 2021. These amounts included depletion on a unit of production basis of $0.62 per Mcfe and $0.71 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of a lower annual depletion rate related to low-cost reserve additions from development in the 2021 period. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third parties. The Shale segment had other revenue and operating income of $69 million for the year ended December 31, 2022 compared to $81 million for the year ended December 31, 2021. The decrease in the period-to-period comparison was primarily due to lower third-party gathering volumes due to normal production declines.

COALBED METHANE (CBM) SEGMENT

The CBM segment had earnings before income tax of $44 million for the year ended December 31, 2022 compared to earnings before income tax of $29 million for the year ended December 31, 2021.

	For the Years Ended December 31,
	2022	2021	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	43.7	49.5	(5.8)	(11.7)%

Average Sales Price - Gas (per Mcf)	$7.20	$3.91	$3.29	84.1%
Loss on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(3.18)	$(0.93)	$(2.25)	(241.9)%

Total Average CBM Sales Price (per Mcf)	$4.01	$2.97	$1.04	35.0%
Average CBM Lease Operating Expenses (per Mcf)	0.40	0.26	0.14	53.8%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.27	0.14	0.13	92.9%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.12	0.80	0.32	40.0%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.21	1.18	0.03	2.5%
Total Average CBM Production Costs (per Mcf)	$3.00	$2.38	$0.62	26.1%
Total Average CBM Production Margin (per Mcf)	$1.01	$0.59	$0.42	71.2%

The CBM segment had natural gas revenue of $315 million for the year ended December 31, 2022 compared to $194 million for the year ended December 31, 2021. The $121 million increase was primarily due to an 84.1% increase in the average sales price for natural gas in the current period. The natural gas price increases were partially offset by the 11.7% decrease in CBM gas sales volumes due to normal production declines.

The total average CBM sales price increased $1.04 per Mcf due to a $3.29 per Mcf increase in average gas sales price, offset in part by a $2.25 per Mcf change in the realized loss on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 35.5 Bcf of the Company's produced CBM gas sales volumes for the year ended December 31, 2022 at an average loss of $3.92 per Mcf hedged. For the year ended December 31, 2021, these financial hedges represented approximately 40.4 Bcf at an average loss of $1.15 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $132 million for the year ended December 31, 2022 compared to $118 million for the year ended December 31, 2021. The increases in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $17 million for the year ended December 31, 2022 compared to $13 million for the year ended December 31, 2021. The increases in total dollars and unit costs were primarily due to increases in repairs and maintenance expense.

•CBM production, ad valorem and other fees were $12 million for the year ended December 31, 2022 compared to $7 million for the year ended December 31, 2021. The increases in total dollars and unit costs were primarily due to increased realized prices on natural gas.

•CBM transportation, gathering and compression costs were $49 million for the year ended December 31, 2022 compared to $40 million for the year ended December 31, 2021. The increases in total dollars and unit costs were primarily due to an increase in repairs and maintenance expense and electrical compression expense.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $54 million for the year ended December 31, 2022 compared to $58 million for the year ended December 31, 2021 due to lower volumes in the current period. These amounts included depletion on a unit of production basis of $0.65 per Mcfe and $0.66 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER SEGMENT
The Other Segment includes nominal shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, new technologies, exploration and production related other costs, as well as various other expenses that are managed outside the Shale and CBM segments such as SG&A, interest expense and income taxes.
The Other Segment had a loss before income tax of $1,196 million for the year ended December 31, 2022 compared to a loss before income tax of $1,440 million for the year ended December 31, 2021. The increase in total dollars is discussed below.

	For the Years Ended December 31,
	2022	2021	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.4	0.3	0.1	33.3%

Loss on Commodity Derivative Instruments

For the year ended December 31, 2022, the Other Segment recognized an unrealized loss on commodity derivative instruments of $851 million, as well as cash settlements paid of $1 million. For the year ended December 31, 2021, the Other Segment recognized an unrealized loss on commodity derivative instruments of $1,094 million. The unrealized loss on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis. See Note 19 – Derivative Instruments in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information related to the cash settlements.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $186 million for the year ended December 31, 2022 compared to $100 million for the year ended December 31, 2021. Purchased gas costs were $185 million for the year ended December 31, 2022 compared to $94 million for the year ended December 31, 2021. The period-to-period increase in purchased gas revenue was due to an increase in average sales price and an increase in purchased gas sales volumes.

	For the Years Ended December 31,
	2022	2021	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	30.7	26.6	4.1	15.4%
Purchased Gas Average Sales Price (per Mcf)	$6.04	$3.75	$2.29	61.1%
Purchased Gas Average Cost (per Mcf)	$6.03	$3.53	$2.50	70.8%

Other Operating Income

	For the Years Ended December 31,
(in millions)	2022	2021	Variance	Percent Change
Equity Income from Affiliates	$1	$6	$(5)	(83.3)%
Water Income	5	7	(2)	(28.6)%
Excess Firm Transportation Income	12	12	—	—%
Total Other Operating Income	$18	$25	$(7)	(28.0)%

•Equity income from affiliates primarily represents CNX’s share of earnings from a 50% interest in a power plant located within CNX’s CBM field. Power generated from the facility is sold into wholesale electricity markets during times of peak energy consumption. Due to the plant consuming coal mine methane gas, the plant qualifies for Pennsylvania Tier I Renewable Energy Credits.
•Water income decreased in the period-to-period comparison due to fewer third-party sales in the current period.
•Excess firm transportation income represents revenue from the sale of excess firm transportation capacity to third parties. The Company obtains firm pipeline transportation capacity to enable gas production to flow uninterrupted as sales volumes increase. In order to minimize this unutilized firm transportation expense, CNX is able to release (sell) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue from released capacity helps offset the Unutilized Firm Transportation and Processing Fees in Total Other Operating Expense.

Exploration and Production Related Other Costs

	For the Years Ended December 31,
(in millions)	2022	2021	Variance	Percent Change
Exploratory Well Costs	$—	$9	$(9)	(100.0)%
Lease Expiration Costs	1	8	(7)	(87.5)%
Permitting Expense	—	1	(1)	(100.0)%
Land Rentals	4	3	1	33.3%
Seismic Activity	3	—	3	100.0%
Total Exploration and Production Related Other Costs	$8	$21	$(13)	(61.9)%

•Exploratory well costs relate to the write-off of an exploratory well that was still being evaluated at the end of 2020. During the year ended December 31, 2021, the Company determined it would be more economical to access the underlying reserves from a different location.
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

	For the Years Ended December 31,
(in millions)	2022	2021	Variance	Percent Change
Salaries, Wages and Employee Benefits	$31	$27	$4	14.8%
Contributions and Advertising	5	3	2	66.7%
Short-Term Incentive Compensation	20	20	—	—%
Long-Term Equity-Based Compensation (Non-Cash)	16	17	(1)	(5.9)%
Other	50	46	4	8.7%
Total SG&A	$122	$113	$9	8.0%

•Salaries, wages and employee benefits increased in the period-to-period comparison primarily due to an increase in wages and employee benefit expense.

•Contributions and advertising increased in the period-to-period comparison primarily due to an increase in charitable contributions.
•Other increased in the period-to-period comparison primarily due to an increase in professional services and consulting fees related to cyber security, legal matters and regulatory reporting.

Other Operating Expense

	For the Years Ended December 31,
(in millions)	2022	2021	Variance	Percent Change
Litigation Settlements	$3	$10	$(7)	(70.0)%
Water Expense	1	2	(1)	(50.0)%
Unutilized Firm Transportation and Processing Fees	52	53	(1)	(1.9)%
Insurance Expense	3	2	1	50.0%
Virginia Flood Expense	3	—	3	100.0%
Other	1	1	—	—%
Total Other Operating Expense	$63	$68	$(5)	(7.4)%
•CNX and its subsidiaries are subject to various lawsuits and claims in the normal course of business. CNX accrues the estimated loss for these lawsuits and claims as litigation settlements when the loss is probable and can be estimated. (See Note 20 – Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information). The decrease in the period-to-period comparison was the result of various items, none of which were individually material.
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
•Virginia flood expense includes cleanup and repair costs related to flooding that occurred in Buchanan County, Virginia in July 2022.

Other Expense

	For the Years Ended December 31,
(in millions)	2022	2021	Variance	Percent Change
Other Income
Right-of-Way Sales	$4	$2	$2	100.0%
Other	5	7	(2)	(28.6)%
Total Other Income	$9	$9	$—	—%

Other Expense
Professional Services	$4	$7	$(3)	(42.9)%
Bank Fees	11	12	(1)	(8.3)%
Other Land Rental Expense	3	4	(1)	(25.0)%
Other Corporate Expense	1	2	(1)	(50.0)%
Total Other Expense	$19	$25	$(6)	(24.0)%

Total Other Expense	$10	$16	$(6)	(37.5)%

•Professional services decreased in the period-to-period comparison primarily due to a decrease in legal fees.

Gain on Asset Sales and Abandonments, net

A net gain on asset sales of $9 million was recognized in the year ended December 31, 2022 compared to a gain of $42 million in the year ended December 31, 2021. During the year ended December 31, 2022, the Company sold various non-core assets, primarily rights-of-way, surface acreage and other non-core oil and gas interests, the gains from which were partially offset by costs related to the plugging and abandonment of a Shale wellbore. This well was originally part of the 2023 development plan, and in order to not delay other wells, CNX plugged the wellbore and plans on accessing the reserves at a future date. During the year ended December 31, 2021, the Company sold various non-core assets, primarily rights-of-way, surface acreage and other non-core oil and gas interests.

Loss on Debt Extinguishment

A loss on debt extinguishment of $23 million was recognized in the year ended December 31, 2022 compared to a loss on debt extinguishment of $34 million in the year ended December 31, 2021. During the year ended December 31, 2022, CNX purchased a portion of the Convertible Notes due May 2026 and $350 million of the 7.25% Senior Notes due March 2027 at an average price equal to 102.5% of the principal amount. During the year ended December 31, 2021, CNXM purchased all of the 6.50% Senior Notes due March 2026 and CNX repaid in full and terminated the Cardinal States Gathering Company LLC and CSG Holdings II LLC non-revolving credit facilities. See Note 12 – Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Interest Expense

	For the Years Ended December 31,
(in millions)	2022	2021	Variance	Percent Change
Total Interest Expense	$128	$151	$(23)	(15.2)%

The $23 million decrease in total interest expense was primarily due to the purchase of the $400 million 6.500% CNXM Senior Notes due March 2026 during the year ended December 31, 2021, the purchase of the $350 million 7.25% Senior Notes due March 2027 during the year ended December 31, 2022, and lower borrowings on the CNX Credit Facility, offset, in part, by the issuance of $400 million of 4.750% CNXM Senior Notes due April 2030 during the year ended December 31, 2021 and the issuance of $500 million 7.375% Senior Notes due January 2031 during the year ended December 31, 2022. The decrease was also due to the Company adopting Accounting Standards Update (ASU) 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity on January 1, 2022. As part of the adoption, total interest expense no longer includes a non-cash interest expense component related to the Convertible Notes due May 2026. Total interest expense for the year ended December 31, 2021 also included $16 million that was amortized as additional non-cash interest expense related to the equity component of the Convertible Notes due May 2026. See Note 12 – Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Income Taxes

	For the Years Ended December 31,
(in millions)	2022	2021	Variance	Percent Change
Total Company Loss Before Income Tax	$(212)	$(637)	$425	66.7%
Income Tax Benefit	$(70)	$(138)	$68	49.3%
Effective Income Tax Rate	33.0%	21.7%	11.3%

The effective income tax rate was 33.0% for the year ended December 31, 2022 compared to 21.7% for the year ended December 31, 2021. The effective rates for each of the years ended December 31, 2022 and 2021 differ from the U.S. federal statutory rate of 21% primarily due to federal tax credits, state income taxes including tax rate changes, equity compensation, and the impact of certain state deferred tax asset valuation allowances as a result of the higher unrealized loss on commodity derivative instruments during each of the periods presented. The unrealized losses represent changes in the fair value of the Company’s existing commodity hedges on a mark-to-market basis.

See Note 6 – Income Taxes in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

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

As of December 31, 2022, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices, CNX currently expects to remain in compliance with its debt covenants.

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

Factors that may Impact our Liquidity

•The Company’s cash on hand and access to additional liquidity. Cash and cash equivalents as of December 31, 2022 and December 31, 2021 were $21.3 million and $3.6 million, respectively.
•Accounts and notes receivable - trade as of December 31, 2022 and 2021 were $348.5 million and $330.1 million, respectively. Our accounts and notes receivable balance may fluctuate as of any balance sheet date depending on the prices we receive for our natural gas and NGLs and the volumes sold.
•Capital expenditures are expected to range between $575 million to $675 million for the year ended December 31, 2023, compared to capital expenditures of $565.8 million in fiscal year 2022. Accelerated levels of inflation may lead to price increases beyond CNX’s control that could lead to CNX incurring an increase in costs in the future.
•Production volumes are expected to range between 555.0 Bcfe and 575.0 Bcfe for the year ended December 31, 2023, compared to production volumes of 580.2 Bcfe in fiscal year 2022.
•Prices for natural gas and NGLs are volatile, and an extended decline in the prices we receive for our natural gas and NGLs will adversely affect our financial condition and cash flows.
•In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net liability of $1,905 million at December 31, 2022 and a net liability of $976 million at December 31, 2021. The Company has not experienced any issues of non-performance by derivative counterparties. See Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of our commodity risk management.

Cash Flows (in millions)

	For the Years Ended December 31,
	2022	2021	Change
Cash Provided by Operating Activities	$1,235	$926	$309
Cash Used in Investing Activities	$(528)	$(421)	$(107)
Cash Used in Financing Activities	$(689)	$(524)	$(165)

Cash provided by operating activities changed in the period-to-period comparison primarily due to the following items:

•Net loss decreased $357 million in the period-to-period comparison.
•Adjustments to reconcile net loss to cash provided by operating activities primarily consisted of an $165 million net change in commodity derivative instruments, a $62 million change in deferred income taxes, a $54 million change in depreciation, depletion and amortization, a $33 million change in gain on asset sales and abandonments, net, and various other changes in working capital.

Cash used in investing activities changed in the period-to-period comparison primarily due to the following items:

•Capital expenditures increased $100 million primarily due to an increase in drilling and completions activity, midstream activity and an overall increase in costs related to inflation.
•Proceeds from asset sales decreased $8 million mainly due to decreased sales of non-core surface and oil and gas interests in the year ended December 31, 2022.

Cash used in financing activities changed in the period-to-period comparison primarily due to the following items:

•During the year ended December 31, 2022, CNX closed on $500 million aggregate principal amount of CNX 7.375% Senior Notes due January 2031 at a price of 98.8% for cash proceeds of $494 million. See Note 12 – Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
•During the year ended December 31, 2022, CNX paid $359 million to repurchase $350 million of CNX 7.25% Senior Notes due March 2027 at 102.5% of the principal amount. See Note 12 – Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
•During the year ended December 31, 2022, CNX paid 27 million to repurchase $14 million of the 2026 Convertible Notes at 188.0% of the principal amount. See Note 12 – Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
•During the year ended December 31, 2022, there were $31 million of net payments on the CNXM Credit Facility compared to $106 million of net payments during the year ended December 31, 2021.
•During the year ended December 31, 2022, there were $192 million of net payments on the CNX Credit Facility compared to $31 million of net proceeds during the year ended December 31, 2021.
•During the year ended December 31, 2021, CNXM paid $421 million to purchase $400 million of CNXM 6.50% Senior Notes due in March 2026 at 105.3% of the principal amount. See Note 12 – Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
•During the year ended December 31, 2021, CNXM completed a private offering of $400 million aggregate principal amount of CNXM 4.75% Senior Notes due April 2030 at a price of 98.8% for cash proceeds of $395 million. See Note 12 – Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
•During the year ended December 31, 2021, there were $161 million of net payments on the Cardinal States Facility and CSG Holdings Facility compared to $159 million of net proceeds in the year ended December 31, 2020. See Note 12 – Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
•During the years ended December 31, 2022 and 2021, CNX repurchased $565 million and $245 million, respectively, of its common stock on the open market.

Commitments and Significant Contractual Obligations

The following is a summary of the Company's significant contractual obligations at December 31, 2022 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$400	$800	$400	$—	$1,600
Gas Firm Transportation and Processing	253,470	444,545	370,188	738,189	1,806,392
Long-Term Debt	—	—	830,160	1,389,708	2,219,868
Interest on Long-Term Debt	121,105	256,756	219,559	222,407	819,827
Finance Lease Obligations	2,367	6,052	6,229	1,034	15,682
Interest on Finance Lease Obligations	690	1,451	713	33	2,887
Operating Lease Obligations	48,982	95,673	22,668	19,699	187,022
Interest on Operating Lease Obligations	7,523	8,799	2,690	1,833	20,845
Long-Term Liabilities—Employee Related (a)	2,106	4,368	4,649	22,363	33,486
Other Long-Term Liabilities (b)	230,685	10,000	10,000	69,079	319,764
Total Contractual Obligations (c)	$667,328	$828,444	$1,467,256	$2,464,345	$5,427,373
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

Off-Balance Sheet Transactions
CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Audited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at December 31, 2022. Management believes these items will expire without being funded. See Note 20 – Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details of the various financial guarantees that have been issued by CNX.
Debt
At December 31, 2022, CNX had total long-term debt of $2,220 million, excluding unamortized debt issuance costs. This long-term debt consisted of:
•An aggregate principal amount of $500 million of 7.375% Senior Notes due January 2031, less $6 million of unamortized bond discount. Interest on the notes is payable January 15 and July 15 each year. Payment of the principal and interest on the notes is guaranteed by most of CNX’s subsidiaries but does not include CNXM (or its subsidiaries or general partner).
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
•An aggregate principal amount of $331 million of 2.25% Convertible Senior Notes due May 2026, unless earlier redeemed, repurchased, or converted, less $7 million of unamortized discount and issuance costs. Interest on the notes is payable May 1 and November 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $154 million in outstanding borrowings under the CNXM Credit Facility. Payment of the principal and interest on the CNXM Credit Facility is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of the CNXM Facility.

Total Equity and Dividends
CNX had total equity of $2,950 million at December 31, 2022 compared to $3,700 million at December 31, 2021. See the Consolidated Statements of Stockholders' Equity in Item 8 of this Form 10-K for additional details.
On September 28, 2020, the Merger of CNXM was completed (See Note 4 – Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information). CNX accounted for the change in our ownership interest in CNXM as an equity transaction which was reflected as a reduction of noncontrolling interest with corresponding increases to common stock and capital in excess of par value.
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX has not paid dividends on its common stock since 2016. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as the Board of Directors deems relevant. CNX's Credit Facility limits its ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's net leverage ratio exceeds 3.00 to 1.00 and is subject to availability under the Credit Facility of at least 20% of the aggregate commitments and there being no borrowing base deficiency. The Credit Facility does not permit such dividend payments when an event of default has occurred and is continuing. The indentures to the 7.25% Senior Notes due March 2027, the 6.00% Senior Notes due January 2029, and the 7.375% Senior Notes due January 2031 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the year ended December 31, 2022.
Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities in the Consolidated Financial Statements and at the date of the financial statements. See Note 1 – Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates on an on-going basis. Actual results could differ from those estimates upon the subsequent resolution of identified matters. Management believes that the estimates utilized are reasonable. The following critical accounting policies are materially impacted by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

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

Income Taxes

Deferred tax assets and liabilities are recognized using enacted tax rates for the estimated future tax effects of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. At December 31, 2022, prior to consideration of valuation allowances on deferred tax assets, CNX had deferred tax liabilities in excess of deferred tax assets of approximately $148 million. At December 31, 2022, CNX had a valuation allowance of $85 million on deferred tax assets.

CNX evaluates all tax positions taken on the state and federal tax filings to determine if the position is more likely than not to be sustained upon examination. For positions that meet the more likely than not to be sustained criteria, an evaluation of the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement is determined. A previously recognized tax position is reversed when it is subsequently determined that a tax position no longer meets the more likely than not threshold to be sustained. The evaluation of the sustainability of a tax position and the probable amount that is more likely than not is based on judgment, historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates, which are not readily apparent from other sources, form the basis for recognizing an uncertain tax liability. Actual results could differ from those estimates upon the subsequent resolution of identified matters. See Note 6 – Income Taxes in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company’s uncertain tax liabilities.

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

Impairment of Long-Lived Assets

The carrying values of the Company's proved oil and gas properties are reviewed for impairment whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. Impairment tests require that the Company first compare future undiscounted cash flows by asset group to their respective carrying values. The Company groups its assets by geological and geographical characteristics. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required, which is determined based on discounted cash flow techniques using a market-specific weighted average cost of capital. There were no impairments related to proved properties in the years ended December 31, 2022 or 2021.

CNX evaluates capitalized costs of unproved gas properties for recoverability on a prospective basis. Indicators of potential impairment include, but are not limited to, changes brought about by economic factors, commodity price outlooks, our geologists’ evaluation of the property, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, potential shifts in business strategy employed by management and historical experience. If it is determined that the properties will not yield proved reserves, the related costs are expensed in the period the determination is made. There were no impairments related to unproved properties in the years ended December 31, 2022 or 2021.

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

Impairment of Goodwill

In connection with the Midstream Acquisition that closed on January 3, 2018, CNX recorded $796 million of goodwill. See Note 9 – Goodwill and Other Intangible Assets in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information.

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

The determination of the fair value requires us to make significant estimates and assumptions. These estimates and assumptions primarily include but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; discount rates; terminal growth rates; and forecasts of revenue, operating income, depreciation, depletion, and amortization and capital expenditures. The estimates of future cash flows and EBITDA are subjective in nature and are subject to impacts from business risks as described in Part I. Item 1A. “Risk Factors” of this Form 10-K. The fair value estimation process requires considerable judgment and determining the fair value is sensitive to changes in assumptions impacting management’s estimates of future financial results. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both.

For the Company’s annual impairment assessment during the fourth quarter of 2022, the Company elected to perform a qualitative impairment test on its goodwill and concluded that it is more likely than not that the fair value exceeded the carrying value and goodwill was not impaired.

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

Impairment of Definite-Lived Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis over their estimated economic lives and they are reviewed for impairment when indicators of impairment are present. Impairment tests require that the Company first compare future undiscounted cash flows to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the asset to its estimated fair value is required. There were no impairments related to definite-lived intangible assets in the years ended December 31, 2022 or 2021.

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

Derivative Instruments.

We enter into derivative commodity instrument contracts primarily to reduce exposure to commodity price risk associated with future sales of natural gas production. See Note 18 – Fair Value of Financial Instruments to the Consolidated Financial Statements for a description of the fair value hierarchy. The values reported in the Consolidated Financial Statements change as these estimates are revised to reflect actual results or as market conditions or other factors, many of which are beyond our control, change.

We believe derivative instruments are "critical accounting estimates" because our financial condition and results of operations can be significantly impacted by changes in the market value of our derivative instruments due to the volatility of both NYMEX natural gas prices and basis. Future results of operations for any quarterly or annual period could be materially affected by changes in our assumptions. Refer to Item 7A., "Quantitative and Qualitative Disclosures about Market Risk" of this Form 10-K for discussion of a hypothetical increase or decrease of 10% in the market price of natural gas.

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the risks inherent in operations, CNX is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding CNX's exposure to the risks of changing commodity prices, interest rates and foreign exchange rates.

CNX is exposed to market price risk in the normal course of selling natural gas and liquids. CNX uses fixed-price contracts, options and derivative commodity instruments (over-the-counter swaps) to minimize exposure to market price volatility in the sale of natural gas. Under our risk management policy, it is not our intent to engage in derivative activities for speculative purposes. Typically, CNX “sells” swaps under which it receives a fixed price from counterparties and pays a floating market price, but occasionally CNX may find it advantageous to purchase, rather than “sell”, financial swaps.

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

For a summary of accounting policies related to derivative instruments, see Note 1 – Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K.
CNX’s open gas derivative instruments can cause earnings volatility relative to changes in market prices until the derivative contracts are either settled or are monetized prior to settlement. At December 31, 2022 and December 31, 2021 our open derivative instruments were in a net liability position with fair values of $1,905 million and $976 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at December 31, 2022 and 2021. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $816 million and $625 million at December 31, 2022 and 2021, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $679 million and $607 million at December 31, 2022 and 2021, respectively.
CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company uses derivative instruments to manage risk related to interest rates. These instruments change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. At December 31, 2022 and 2021, CNX had $2,055 million and $1,839 million, respectively, aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $14 million and $17 million, respectively. At December 31, 2022 and 2021, CNX had $154 million and $377 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to CNX’s revolving credit facility, under which there were no borrowings at December 31, 2022 and $192 million at December 31, 2021, and CNXM's revolving credit facility, under which there were $154 million of borrowings at December 31, 2022 and $185 million at December 31, 2021. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of December 31, 2022 and 2021 by $2 million and $4 million, respectively, on an annualized basis.
All of CNX's transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of January 5, 2023, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2023 Fixed Price Volumes
Hedged Bcf	103.9	113.0	114.6	114.7	429.7*
Weighted Average Hedge Price per Mcf	$2.70	$2.42	$2.41	$2.47	$2.47
2024 Fixed Price Volumes
Hedged Bcf	97.5	98.1	99.2	99.2	381.3*
Weighted Average Hedge Price per Mcf	$2.27	$2.43	$2.43	$2.43	$2.38
2025 Fixed Price Volumes
Hedged Bcf	91.7	92.8	93.8	94.9	373.2
Weighted Average Hedge Price per Mcf	$2.38	$2.37	$2.37	$2.37	$2.37
2026 Fixed Price Volumes
Hedged Bcf	72.5	82.6	83.3	83.3	321.7
Weighted Average Hedge Price per Mcf	$2.55	$2.63	$2.63	$2.62	$2.61
2027 Fixed Price Volumes
Hedged Bcf	34.6	35.0	35.4	35.4	140.4
Weighted Average Hedge Price per Mcf	$3.29	$3.32	$3.32	$3.46	$3.35
*Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CNX Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNX Resources Corporation and Subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the account or disclosure to which it relates.

Depreciation, Depletion & Amortization
Description of the Matter
As described in Note 1, under the successful efforts method of accounting, depreciation, depletion, and amortization (DD&A) related to proved gas properties is recorded using the units-of-production method. For the year ended December 31, 2022, the Company recorded DD&A expense related to proved gas properties of $360 million. Proved developed reserves, as estimated by petroleum engineers, are used to calculate depreciation of wells and related equipment and facilities and amortization of intangible drilling costs. Total proved reserves, also estimated by petroleum engineers, are used to calculate depletion on property acquisitions. Proved oil and natural gas reserve estimates are based on geological and engineering evaluations of in-place hydrocarbon volumes. Significant judgment is required by the Company’s internal engineering staff in evaluating geological and engineering data when estimating proved oil and natural gas reserves. Estimating reserves also requires the selection of inputs, including price and operating, and development cost assumptions as well as tax rates by jurisdiction, among others. Because of the complexity involved in estimating oil and natural gas reserves, management used independent petroleum engineers to audit the estimates prepared by the Company’s internal engineering staff as of December 31, 2022.

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

Pittsburgh, Pennsylvania
February 9, 2023

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	For the Years Ended December 31,
	2022	2021	2020
Revenue and Other Operating Income:
Natural Gas, NGLs and Oil Revenue	$3,652,112	$2,183,929	$896,745
(Loss) Gain on Commodity Derivative Instruments	(2,663,775)	(1,632,733)	172,982
Purchased Gas Revenue	185,552	99,713	105,792
Other Revenue and Operating Income	87,322	105,883	82,459
Total Revenue and Other Operating Income	1,261,211	756,792	1,257,978
Costs and Expenses:
Operating Expense
Lease Operating Expense	66,658	46,256	40,407
Transportation, Gathering and Compression	369,660	343,635	285,683
Production, Ad Valorem and Other Fees	44,965	34,051	24,196
Depreciation, Depletion and Amortization	461,215	515,118	501,821
Exploration and Production Related Other Costs	8,298	20,626	14,994
Purchased Gas Costs	185,383	93,776	100,902
Impairment of Exploration and Production Properties	—	—	61,849
Impairment of Goodwill	—	—	473,045
Selling, General and Administrative Costs	121,697	112,757	109,375
Other Operating Expense	63,765	68,655	85,472
Total Operating Expense	1,321,641	1,234,874	1,697,744
Other Expense
Other Expense	9,859	15,748	23,584
Gain on Asset Sales and Abandonments, net	(8,984)	(42,210)	(21,224)
Loss (Gain) on Debt Extinguishment	22,953	33,737	(10,101)
Interest Expense	127,689	151,156	170,806
Total Other Expense	151,517	158,431	163,065
Total Costs and Expenses	1,473,158	1,393,305	1,860,809
Loss Before Income Tax	(211,947)	(636,513)	(602,831)
Income Tax Benefit	(69,870)	(137,870)	(174,087)
Net Loss	(142,077)	(498,643)	(428,744)
Less: Net Income Attributable to Noncontrolling Interests	—	—	55,031
Net Loss Attributable to CNX Resources Shareholders	$(142,077)	$(498,643)	$(483,775)

Loss Per Share
Basic	$(0.75)	$(2.31)	$(2.43)
Diluted	$(0.75)	$(2.31)	$(2.43)

Dividends Declared Per Share	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net Loss	$(142,077)	$(498,643)	$(428,744)
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $(2,728), $(234), $914)	8,010	661	(2,579)

Comprehensive Loss	(134,067)	(497,982)	(431,323)

Less: Comprehensive Income Attributable to Noncontrolling Interests	—	—	55,031

Comprehensive Loss Attributable to CNX Resources Shareholders	$(134,067)	$(497,982)	$(486,354)

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$21,321	$3,565
Accounts and Notes Receivable:
Trade (Note 17)	348,458	330,122
Other Receivables	6,184	8,924
Supplies Inventories	27,156	6,147
Recoverable Income Taxes	—	72
Derivative Instruments (Note 19)	154,474	95,002
Prepaid Expenses	16,211	15,975
Total Current Assets	573,804	459,807
Property, Plant and Equipment (Note 8):
Property, Plant and Equipment	11,907,698	11,362,102
Less—Accumulated Depreciation, Depletion and Amortization	4,811,189	4,372,619
Total Property, Plant and Equipment—Net	7,096,509	6,989,483
Other Assets:
Operating Lease Right-of-Use Assets (Note 13)	174,849	56,022
Derivative Instruments (Note 19)	244,931	131,994
Goodwill (Note 9)	323,314	323,314
Other Intangible Assets (Note 9)	76,990	83,543
Other	25,376	56,588
Total Other Assets	845,460	651,461
TOTAL ASSETS	$8,515,773	$8,100,751

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2022	December 31, 2021
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$191,343	$121,751
Derivative Instruments (Note 19)	782,653	521,598
Current Portion of Finance Lease Obligations (Note 13)	881	555
Current Portion of Operating Lease Obligations (Note 13)	47,436	22,940
Other Accrued Liabilities (Note 11)	290,491	287,732
Total Current Liabilities	1,312,804	954,576
Non-Current Liabilities:
Long-Term Debt (Note 12)	2,205,735	2,214,121
Finance Lease Obligations (Note 13)	1,970	1,218
Operating Lease Obligations (Note 13)	132,105	33,672
Derivative Instruments (Note 19)	1,517,021	687,354
Deferred Income Taxes (Note 6)	232,280	328,601
Asset Retirement Obligations (Note 7)	89,079	88,859
Other	74,318	92,077
Total Non-Current Liabilities	4,252,508	3,445,902
TOTAL LIABILITIES	5,565,312	4,400,478
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 500,000,000 Shares Authorized, 170,841,164 Issued and Outstanding at December 31, 2022; 203,531,320 Issued and Outstanding at December 31, 2021	1,712	2,039
Capital in Excess of Par Value	2,506,269	2,834,863
Preferred Stock, 15,000,000 Shares Authorized, None Issued and Outstanding	—	—
Retained Earnings	448,993	877,894
Accumulated Other Comprehensive Loss	(6,513)	(14,523)
TOTAL STOCKHOLDERS' EQUITY	2,950,461	3,700,273
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,515,773	$8,100,751

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total CNX Resources Stockholders’ Equity	Non- Controlling Interest	Total Equity
December 31, 2019	$1,870	$2,199,605	$1,971,676	$(12,605)	$4,160,546	$801,763	$4,962,309
Net (Loss) Income	—	—	(483,775)	—	(483,775)	55,031	(428,744)
Issuance of Common Stock	8	2,049	—	—	2,057	—	2,057
Purchase and Retirement of Common Stock	(41)	(33,067)	(10,139)	—	(43,247)	—	(43,247)
Shares Withheld for Taxes	—	—	(1,706)	—	(1,706)	(309)	(2,015)
Amortization of Stock-Based Compensation Awards	—	12,897	—	—	12,897	1,485	14,382
Equity Component of Convertible Senior Notes, net of Issuance Costs	—	78,317	—	—	78,317	—	78,317
Purchase of Capped Call	—	(26,351)	—	—	(26,351)	—	(26,351)
Other Comprehensive Loss	—	—	—	(2,579)	(2,579)	—	(2,579)
Distributions to CNXM Noncontrolling Interest Holders	—	—	—	—	—	(41,987)	(41,987)
CNXM Merger	371	725,907		—	726,278	(815,983)	(89,705)
December 31, 2020	$2,208	$2,959,357	$1,476,056	$(15,184)	$4,422,437	$—	$4,422,437

December 31, 2020	$2,208	$2,959,357	$1,476,056	$(15,184)	$4,422,437	$—	$4,422,437
Net Loss	—	—	(498,643)	—	(498,643)	—	(498,643)
Issuance of Common Stock	7	5,080	—	—	5,087	—	5,087
Purchase and Retirement of Common Stock	(183)	(146,094)	(94,966)	—	(241,243)	—	(241,243)
Shares Withheld for Taxes	—	—	(4,553)	—	(4,553)	—	(4,553)
Amortization of Stock-Based Compensation Awards	7	16,553	—	—	16,560	—	16,560
Equity Component of Convertible Senior Notes, net of Issuance Costs	—	(33)	—	—	(33)	—	(33)
Other Comprehensive Income	—	—	—	661	661	—	661
December 31, 2021	$2,039	$2,834,863	$877,894	$(14,523)	$3,700,273	$—	$3,700,273

December 31, 2021	$2,039	$2,834,863	$877,894	$(14,523)	$3,700,273	$—	$3,700,273
Net Loss	—	—	(142,077)	—	(142,077)	—	(142,077)
Issuance of Common Stock	2	1,195	—	—	1,197	—	1,197
Purchase and Retirement of Common Stock	(335)	(267,874)	(299,919)	—	(568,128)	—	(568,128)
Shares Withheld for Taxes	—	—	(5,852)	—	(5,852)	—	(5,852)
Amortization of Stock-Based Compensation Awards	6	16,369	—	—	16,375	—	16,375
Other Comprehensive Income	—	—	—	8,010	8,010	—	8,010
Cumulative Effect of Adoption of New Accounting Standard	—	(78,284)	18,947	—	(59,337)	—	(59,337)
December 31, 2022	$1,712	$2,506,269	$448,993	$(6,513)	$2,950,461	$—	$2,950,461

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	For the Years Ended December 31,
Cash Flows from Operating Activities:	2022	2021	2020
Net Loss	$(142,077)	$(498,643)	$(428,744)
Adjustments to Reconcile Net Loss to Net Cash Provided by Continuing Operating Activities:
Depreciation, Depletion and Amortization	461,215	515,118	501,821
Amortization of Deferred Financing Costs	8,456	27,052	21,202
Impairment of Exploration and Production Properties	—	—	61,849
Impairment of Goodwill	—	—	473,045
Stock-Based Compensation	16,375	16,560	14,382
Gain on Asset Sales and Abandonments, net	(8,984)	(42,210)	(21,224)
Loss (Gain) on Debt Extinguishment	22,953	33,737	(10,101)
Loss (Gain) on Commodity Derivative Instruments	2,663,775	1,632,733	(172,982)
(Gain) Loss on Other Derivative Instruments	(10,348)	(8,485)	13,051
Net Cash (Paid) Received in Settlement of Commodity Derivative Instruments	(1,735,115)	(539,016)	461,217
Deferred Income Taxes	(76,058)	(137,887)	(118,300)
Other	5,588	(1,280)	688
Changes in Operating Assets:
Accounts and Notes Receivable	(20,338)	(184,461)	(4,895)
Supplies Inventories	(21,008)	1,487	(2,673)
Recoverable Income Taxes	72	17	62,336
Prepaid Expenses	(252)	(3,204)	4,923
Changes in Other Assets	21,499	(23,838)	(39)
Changes in Operating Liabilities:
Accounts Payable	53,772	3,006	(48,485)
Accrued Interest	710	9,486	(4,314)
Other Operating Liabilities	(267)	107,498	(6,453)
Changes in Other Liabilities	(4,954)	18,687	(1,233)
Net Cash Provided by Operating Activities	1,235,014	926,357	795,071
Cash Flows from Investing Activities:
Capital Expenditures	(565,754)	(465,861)	(487,291)
Proceeds from Asset Sales	37,460	45,251	48,322
Net Cash Used in Investing Activities	(528,294)	(420,610)	(438,969)
Cash Flows from Financing Activities:
Net (Payments on) Proceeds from CNX Revolving Credit Facility	(192,000)	31,200	(500,200)
Payments on Miscellaneous Borrowings	(665)	(2,785)	(7,155)
Payments on Long-Term Notes	(385,719)	(421,467)	(882,213)
Proceeds from Issuance of CNX Senior Notes	493,750	—	707,000
Proceeds from Issuance of CNXM Senior Notes	—	395,000	—
Net (Payments on) Proceeds from CSG Non-Revolving Credit Facilities	—	(160,544)	158,794
Proceeds from Issuance of Convertible Senior Notes	—	—	334,650
Purchase of Capped Call Related to Convertible Senior Notes	—	—	(35,673)
Net Payments on CNXM Revolving Credit Facility	(31,300)	(106,000)	(20,750)
Distributions to CNXM Noncontrolling Interest Holders	—	—	(41,987)
Proceeds from Issuance of Common Stock	1,197	5,087	2,057
Shares Withheld for Taxes	(5,852)	(4,553)	(2,015)
Purchases of Common Stock	(565,125)	(245,243)	(37,247)
Debt Issuance and Financing Fees	(3,250)	(14,476)	(26,047)
Net Cash Used in Financing Activities	(688,964)	(523,781)	(350,786)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	17,756	(18,034)	5,316
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,565	21,599	16,283
Cash, Cash Equivalents, and Restricted Cash at End of Period	$21,321	$3,565	$21,599

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

In September 2020, the Merger (as defined in Note 4 – Acquisitions and Dispositions) of CNX Midstream Partners LP (CNXM) was completed. Prior to the Merger, public unitholders held a 46.9% equity interest in CNXM and CNX owned the remaining 53.1% equity interest. The earnings of CNXM that were attributed to its common units held by the public prior to the Merger are reflected in Net Income Attributable to Noncontrolling Interest in the Consolidated Statements of Income. There were no changes to our ownership interest in CNXM during the years ended December 31, 2022 or 2021.
Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as various disclosures. Actual results could differ from those estimates. The most significant estimates included in, but not limited to, the preparation of the consolidated financial statements are related to long-lived assets (including intangible assets and goodwill), accounts receivable credit losses, the values of natural gas, NGLs, condensate and oil (collectively “natural gas”) reserves, asset retirement obligations, deferred income tax assets and liabilities, contingencies, fair value of derivative instruments, the fair value of the liability and equity components of the convertible senior notes prior to the adoption of ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity on January 1, 2022, stock-based compensation and salary retirement benefits.
Cash, Cash Equivalents, and Restricted Cash:
Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term securities with original maturities of three months or less.
Restricted cash at December 31, 2020 consisted of cash that the Company was contractually obligated to maintain in accordance with the terms of the Cardinal States Gathering LLC and CSG Holdings II LLC Credit Agreements, each dated March 13, 2020. During the year ended December 31, 2021, CNX repaid in full the outstanding principal on both of these non-revolving credit facilities and terminated the Credit Agreements (See Note 12 – Long-Term Debt for more information).
The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the statement of cash flows:

	December 31,
	2022	2021	2020
Cash and Cash Equivalents	$21,321	$3,565	$15,617
Restricted Cash, Current Portion	—	—	735
Restricted Cash, Less Current Portion	—	—	5,247
Total Cash, Cash Equivalents, and Restricted Cash	$21,321	$3,565	$21,599

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

There were no material financing receivables with a contractual maturity greater than one year at December 31, 2022 or 2021.

The following represents activity related to the allowance for credit losses for the years ended:

	December 31,
	2022	2021
Allowance for Credit Losses - Trade, Beginning of Year	$84	$84
Provision for Expected Credit Losses	—	—
Allowance for Credit Losses - Trade, End of Period	$84	$84

Allowance for Credit Losses - Other Receivables, Beginning of Year	$3,322	$3,248
Provision for Expected Credit Losses	(198)	104
Write-off of Uncollectible Accounts	(187)	(30)
Allowance for Credit Losses - Other Receivables, End of Period	$2,937	$3,322

Inventories:

Inventories are stated at the lower of cost or net realizable value. The cost of supplies inventory is determined by the average cost method and includes operating and maintenance supplies to be used in the Company's operations.

Property, Plant and Equipment:

CNX uses the successful efforts method of accounting for natural gas producing activities. Costs of property acquisitions, successful exploratory, development wells and related support equipment and facilities are capitalized. Periodic valuation provisions for impairment of capitalized costs of unproved mineral interests are expensed. Costs of unsuccessful exploratory wells are expensed when such wells are determined to be non-productive, or if the determination cannot be made after finding sufficient quantities of reserves to continue evaluating the viability of the project. The costs of producing properties and mineral interests are amortized using the units-of-production method. Depreciation, depletion and amortization expense is calculated based on the actual produced sales volumes multiplied by the applicable rate per unit, which is derived by dividing the net capitalized costs by the number of units expected to be produced over the life of the reserves. Wells and related equipment and intangible drilling costs are also amortized on a units-of-production method. Proved developed reserves, as estimated by petroleum engineers, are used to calculate amortization of wells and related equipment and facilities and amortization of intangible drilling costs. Total proved reserves, also estimated by petroleum engineers, are used to calculate depletion on property acquisitions. Proved oil and natural gas reserve estimates are based on geological and engineering evaluations of in-place hydrocarbon volumes. Units-of-production amortization rates are revised at least once per year, or more frequently if events and circumstances indicate an adjustment is necessary. Such revisions are accounted for prospectively as changes in accounting estimates. The Company recorded depreciation, depletion and amortization expense related to proved gas properties using the units-of-production method of $359,761, $415,069, and $400,948 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Exploration expense, which is associated primarily with lease expirations, was $8,298, $20,626 and $14,994 for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in Exploration and Production Related Other Costs in the Consolidated Statements of Income.

Impairment of Goodwill:

In connection with the Midstream Acquisition (as defined in Note 4 – Acquisitions and Dispositions), CNX recorded $796,359 of goodwill through the application of purchase accounting (See Note 9 – Goodwill and Other Intangible Assets for more information). The goodwill recorded was allocated in its entirety to the Midstream reporting unit within the Shale segment.

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

For the Company’s annual impairment assessment during the fourth quarter of 2022, the Company elected to perform a qualitative impairment test on its goodwill and concluded that it is more likely than not that the fair value exceeded the carrying value and goodwill was not impaired.

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

Investment Plan:

CNX has an investment plan that is available to most employees. Throughout the years ended December 31, 2022, 2021 and 2020, the Company's matching contribution was 6% of eligible compensation contributed by eligible employees. The Company may also make discretionary contributions to the Plan ranging from 1% to 6% of eligible compensation for eligible employees (as defined by the Plan). There were no such discretionary contributions made by CNX for the years ended December 31, 2022, 2021 and 2020. Total matching contribution payments and costs were $3,187, $2,937 and $2,976 for the years ended December 31, 2022, 2021 and 2020, respectively.

Revenue Recognition:

Revenues are recognized when the recognition criteria of ASC 606 are met, which generally occurs at the point in which title passes to the customers. For natural gas, NGL and oil revenue, this occurs at the contractual point of delivery. For revenues generated from natural gas gathering services provided to third parties, this occurs when obligations under the terms of the contract with the shipper are satisfied.
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
CNX purchases natural gas produced by third parties at market prices less a fee. The gas purchased from third parties is then resold to end users or gas marketers at current market prices. These revenues and expenses are recorded gross as Purchased Gas Revenue and Purchase Gas Costs, respectively, in the Consolidated Statements of Income. Purchased gas revenue is recognized when title passes to the customer. Purchased gas costs are recognized when title passes to CNX from the third party.

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
Stock-Based Compensation:
Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated in accordance with the provisions of the Stock Compensation Topic of the FASB Accounting Standards Codification. CNX recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the award's vesting term. See Note 15 – Stock-Based Compensation for more information.

Derivative Instruments:

CNX enters into interest rate swap agreements to manage its exposure to interest rate volatility. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. The changes in fair value of the interest rate swap agreements are accounted for on a mark-to-market basis with the changes in fair value recorded in current period earnings.
CNX enters into financial derivative instruments to manage its exposure to commodity price volatility. Natural gas commodity hedges are accounted for on a mark-to-market basis with changes in fair value recorded in current period earnings.
None of the Company's counterparty master agreements currently require CNX to post collateral for any of its positions. However, as stated in the counterparty master agreements, if CNX's obligations with any of its counterparties cease to be secured on the same basis as similar obligations with the other lenders under the credit facility, CNX would be required to post collateral for instruments in a liability position in excess of defined thresholds. All of the Company's derivative instruments are subject to master netting arrangements with the counterparties. CNX recognizes all financial derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets on a gross basis, generally measured based upon Level 2 inputs, which is further described in Note 18 – Fair Value of Financial Instruments.
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
Recent Accounting Pronouncements:

See Note 12 – Long-Term Debt for the impact of adoption of ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.

Reclassifications:

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2022, with no effect on previously reported net income, stockholders' equity or statement of cash flows.

Subsequent Events:

The Company has evaluated all subsequent events through the date the financial statements were issued. No material recognized or non-recognizable subsequent events were identified.

NOTE 2—EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income or net loss by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include, if dilutive, additional shares from stock options, restricted stock units, performance share units and shares issuable upon conversion of CNX's outstanding 2.25% convertible senior notes due May 2026 (“the Convertible Notes”) (See Note 12 – Long-Term Debt). The number of additional shares is calculated by assuming that outstanding stock options were exercised, that outstanding restricted stock units and performance share units were released, that the shares that are issuable from the conversion of the Convertible Notes are issued (subject to the considerations discussed further in the paragraph below), and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. In periods when CNX recognizes a net loss, the impact of outstanding stock awards and the potential share settlement impact related to CNX’s Convertible Notes are excluded from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

Pursuant to the Merger (See Note 4 – Acquisitions and Dispositions for more information), all outstanding phantom units previously granted under the CNXM long-term incentive plan were converted into the right to receive 0.88 shares of common stock of CNX. As such, all outstanding phantom units were converted, effective as of the closing of the Merger, into CNX restricted stock units. Each CNX restricted stock unit is subject to the same vesting, forfeiture and other terms and conditions applicable to the converted CNXM phantom units. Under Accounting Standards Codification Topic 718, Compensation - Stock Compensation, it was determined that there was no additional compensation cost to record as the conversion of awards did not result in incremental fair value. CNXM's dilutive units did not have a material impact on the Company's earnings per share calculations for the period from January 1, 2020 through September 30, 2020.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Years Ended December 31,
	2022	2021	2020
Anti-Dilutive Options	2,262,845	2,990,094	4,200,509
Anti-Dilutive Restricted Stock Units	2,350,661	2,436,846	2,160,727
Anti-Dilutive Performance Share Units	1,829,081	996,863	721,244
	6,442,587	6,423,803	7,082,480

The Convertible Notes, if converted by the holder, may be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election. The Company expects to settle the principal amount of the Convertible Notes in cash. ASU 2020-06 amended the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method (See Note 12 – Long-Term Debt for more information). The if-converted method assumes the conversion of convertible instruments occurs at the beginning of the reporting period and diluted weighted average shares outstanding includes the common shares issuable upon conversion of the convertible instruments. In periods where CNX recognizes net income, the conversion spread has a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the initial conversion price of $12.84 per share for the Convertible Notes. In connection with the Convertible Notes’ issuance, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls” and “Capped Call Transactions”), which were not included in calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

The computations for basic and diluted loss per share are as follows:

	For the Years Ended December 31,
	2022	2021	2020
Net Loss	$(142,077)	$(498,643)	$(428,744)
Less: Net Income Attributable to Non-Controlling Interest	—	—	55,031
Net Loss Attributable to CNX Resources Shareholders	$(142,077)	$(498,643)	$(483,775)

Effect of Dilutive Securities:
Add Back Interest on Convertible Notes (Net of Tax)	—	—	—
Diluted Earnings Available to Shareholders	$(142,077)	$(498,643)	$(483,775)

Weighted-Average Shares of Common Stock Outstanding	189,507,682	215,971,381	199,225,441
Effect of Diluted Shares:*
Options	—	—	—
Restricted Stock Units	—	—	—
Performance Share Units	—	—	—
Convertible Notes	—	—	—
Weighted-Average Diluted Shares of Common Stock Outstanding	189,507,682	215,971,381	199,225,441

Loss Per Share:
Basic	$(0.75)	$(2.31)	$(2.43)
Diluted	$(0.75)	$(2.31)	$(2.43)
*During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards and the potential share settlement impact related to CNX’s Convertible Notes are antidilutive.

Shares of common stock outstanding were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Balance, Beginning of Year	203,531,320	220,440,993	186,642,962
Issuance Related to Stock-Based Compensation (1)	836,070	1,374,925	882,335
Retirement of Common Stock (2)	(33,526,226)	(18,284,598)	(4,138,527)
Issuance Related to CNXM Merger	—	—	37,054,223
Balance, End of Year	170,841,164	203,531,320	220,440,993
(1) See Note 15 – Stock-Based Compensation for additional information.
(2) See Note 5 – Stock Repurchase for additional information.
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

Included in Other Revenue and Operating Income in the Consolidated Statements of Income and in the below table are revenues generated from natural gas gathering services provided to third parties. The gas gathering services are interruptible in nature and include charges for the volume of gas actually gathered and do not guarantee access to the system. Volumetric based fees are based on actual volumes gathered. The Company generally considers the interruptible gathering of each unit (MMBtu) of natural gas as a separate performance obligation. Payment terms for these contracts typically require payment within 25 days of the end of the calendar month in which the hydrocarbons are gathered.

Disaggregation of Revenue:

The following table is a disaggregation of revenue by major source:

	For the Years Ended December 31,
	2022	2021	2020
Revenue from Contracts with Customers:
Natural Gas Revenue	$3,390,422	$1,958,718	$823,132
NGL Revenue	241,535	202,670	64,138
Oil/Condensate Revenue	20,155	22,541	9,475
Total Natural Gas, NGL and Oil Revenue	3,652,112	2,183,929	896,745

Purchased Gas Revenue	185,552	99,713	105,792

Other Sources of Revenue and Other Operating Income:
(Loss) Gain on Commodity Derivative Instruments	(2,663,775)	(1,632,733)	172,982
Other Revenue and Operating Income	87,322	105,883	82,459
Total Revenue and Other Operating Income	$1,261,211	$756,792	$1,257,978

The disaggregated revenue information corresponds with the Company’s segment reporting found in Note 21 – Segment Information.

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

For natural gas, NGL and oil revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $36,322 as of December 31, 2022. The Company expects to recognize net revenue of $18,275 in the next 12 months and $14,588 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations:

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGL and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For each of the years ended December 31, 2022, 2021, and 2020, revenue recognized in the current reporting period related to performance obligations satisfied in prior a reporting period was not material.

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

Prior to the effective time of the Merger on September 28, 2020, public unitholders held a 46.9% equity interest in CNXM and CNX owned the remaining 53.1% equity interest. The earnings of CNXM that were attributed to its common units held by the public prior to the Merger are reflected in Net Income Attributable to Noncontrolling Interest in the Consolidated Statements of Income. There were no changes in CNX's ownership interest in CNXM during the years ended December 31, 2022 or 2021.

CNXM’s revolving credit facility (See Note 10 – Revolving Credit Facilities) and the CNXM Senior Notes due March 2026 (See Note 12 – Long-Term Debt) were not impacted by the Merger.

The Company incurred $11,271 of transaction costs directly attributable to the Merger during the year ended December 31, 2020, including financial advisory, legal service and other professional fees, which were recorded to Other Expense in the Consolidated Statements of Income.

NOTE 5—STOCK REPURCHASE:

On January 26, 2021, the Company’s Board of Directors approved an increase in the aggregate amount of the previous $750,000 stock repurchase program plan to $900,000, and on October 25, 2021, the Board of Directors approved an additional increase in the aggregate amount of the stock repurchase program to $1,900,000. As of December 31, 2022 the amount available under the stock repurchase program is $446,808 and is not subject to an expiration date. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans.

During the year ended December 31, 2022, 33,526,226 shares were repurchased and retired at an average price of $16.93 per share for a total cost of $568,128. During the year ended December 31, 2021, 18,284,598 shares were repurchased and retired at an average price of $13.17 per share for a total cost of $241,243. During the year ended December 31, 2020, 4,138,527 shares were repurchased and retired at an average price of $10.43 per share for a total cost of $43,247.

NOTE 6—INCOME TAXES:

Income tax benefit provided on earnings consisted of:

	For the Years Ended December 31,
	2022	2021	2020
Current:
U.S. Federal	$—	$—	$(55,799)
U.S. State	6,188	17	12
	6,188	17	(55,787)
Deferred:
U.S. Federal	(40,649)	(157,626)	(83,080)
U.S. State	(35,409)	19,739	(35,220)
	(76,058)	(137,887)	(118,300)

Total Income Tax Benefit	$(69,870)	$(137,870)	$(174,087)

The components of the net deferred taxes are as follows:

	December 31,
	2022	2021
Deferred Tax Assets:
Gas Derivatives	$461,952	$262,658
Net Operating Loss- Federal	187,154	209,731
Net Operating Loss - State	82,189	128,592
Operating Lease Liabilities	45,427	14,322
Federal Tax Credits	34,317	33,034
Section 174 Expenses	26,397	—
Gas Well Closing	25,045	25,682
Interest Limitation	14,618	—
Salary Retirement	8,167	11,504
Foreign Tax Credit	7,738	39,404
Convertible Note Amortization	5,080	—
Equity Compensation	4,474	5,838
Other	8,396	8,613
Total Deferred Tax Assets	910,954	739,378
Valuation Allowance	(84,609)	(151,798)
Net Deferred Tax Assets	826,345	587,580

Deferred Tax Liabilities:
Property, Plant and Equipment	(850,095)	(749,811)
Investment in Partnership	(163,483)	(133,287)
Operating Lease Right-of-Use Assets	(44,238)	(14,985)
Advance Gas Royalties	(286)	(1,842)
Discount on Convertible Notes	—	(15,864)
Other	(523)	(392)
Total Deferred Tax Liabilities	(1,058,625)	(916,181)

Net Deferred Tax Liability	$(232,280)	$(328,601)

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

As of December 31, 2022, the Company has a deferred tax asset related to federal net operating losses of $187,154. The pre-2018 federal net operating losses will expire at various times between 2034 and 2037. Because of the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017 and the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted on March 27, 2020, the federal net operating losses (NOLs) generated in 2018 - 2021 do not expire but may only offset 80% of taxable income in any tax years beginning after 2020.

As of December 31, 2022 and 2021, the Company has $34,317 and $33,034, respectively, of federal tax credits available to offset future federal tax. These credits expire between 2032 and 2042.

A valuation allowance on foreign tax credits of $7,738 and $39,404 has also been recorded at December 31, 2022 and 2021, respectively. These credits are fully valued because the Company does not expect income of the correct character to use the credits before they expire. The valuation allowance was decreased by $31,666 in 2022 due to the expiration of a portion of the credits. The remaining foreign tax credits expire in 2023.

CNX has, on an after federal tax basis, a deferred tax asset related to state operating losses of $82,189 with a related valuation allowance of $76,871 at December 31, 2022. The deferred tax asset related to state operating losses, on an after-tax adjusted basis, was $128,592 with a related valuation allowance of $112,298 at December 31, 2021. A review of positive and negative evidence regarding these state tax attributes concluded that the valuation allowances for various CNX subsidiaries was warranted.

Pennsylvania enacted legislation in July 2022 that, among other things, gradually reduced the corporate net income tax rate over the next several years beginning in 2023 to 8.99% to ultimately 4.99% in 2031. The Company revised the deferred state income tax rates and apportionment factors for several states to reflect, among other things, the recent Pennsylvania rate reduction resulting in a benefit to income tax expense in the Consolidated Statements of Income. The deferred tax benefit is also offset by an increase in deferred taxes relating to valuation allowance assertions against various state net operating losses due to the tax accounting treatment of unrealized losses on commodity derivative instruments.

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

The following is a reconciliation, stated as a percentage of pretax income, of the United States statutory federal income tax rate to CNX's effective tax rate:

	For the Years Ended December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. Federal Income Tax Rate	$(44,509)	21.0%	$(133,668)	21.0%	$(126,595)	21.0%
Net Effect of State Income Taxes	(5,817)	2.8	(36,300)	5.7	(32,336)	5.5
Non-Controlling Interest	—	—	—	—	(11,556)	1.9
Uncertain Tax Positions	14,440	(6.8)	35,914	(5.6)	375	(0.1)
Effect of Equity Compensation	2,254	(1.1)	2,465	(0.4)	4,311	(0.7)
Effect of Change in Valuation Allowance	(35,427)	16.7	28,704	(4.5)	(2,004)	0.3
Deferred Adjustments	2,481	(1.2)	(4,408)	0.7	1,227	(0.2)
Effect of State Rate Changes	10,025	(4.7)	22,458	(3.5)	(1,450)	0.2
Effect of Federal Tax Credits	(15,723)	7.4	(53,269)	8.3	(6,284)	1.0
Other	2,406	(1.1)	234	—	225	—
Income Tax Benefit / Effective Rate	$(69,870)	33.0%	$(137,870)	21.7%	$(174,087)	28.9%

The effective tax rate for the year ended December 31, 2022 differs from the U.S. federal statutory rate primarily due to federal income tax credits offset by uncertain tax positions, state taxes, equity compensation, and the decrease in certain state valuation allowance assertions as a result of a reduction in the Pennsylvania corporate income tax rate applied to deferred taxes and a higher-than-expected unrealized loss on commodity derivative instruments generated during 2022.

The effective tax rate for the year ended December 31, 2021 differs from the U.S. federal statutory rate primarily due to federal income tax credits, offset by uncertain tax positions, state taxes, equity compensation, and the increase in certain state valuation allowance assertions as a result of a higher-than-expected unrealized loss on commodity derivative instruments generated during 2021.

The effective tax rate for the year ended December 31, 2020 differs from the U.S. federal statutory rate primarily due to state taxes, equity compensation, and the decrease in certain state valuation allowances as a result of the Merger transaction with CNXM (See Note 4 – Acquisitions and Dispositions) partially offset by the benefit from non-controlling interest.

As a result of the Midstream Acquisition on January 3, 2018, the Company obtained a controlling interest in CNX Gathering LLC and, through CNX Gathering's ownership of the general partner, control over CNXM. The financial results for 2020 reflect full consolidation of CNXM’s assets and liabilities. The effective tax rate for the year ended December 31, 2020 reflects a $11,556 reduction in income tax expense due to the non-controlling interest in CNXM’s earnings.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits is as follows:

	For the Years Ended
	December 31,
	2022	2021
Balance at Beginning of Period	$67,805	$31,891
Increase in Unrecognized Tax Benefits Resulting from Tax Positions Taken During Prior Periods	14,440	38,735
Reduction in Unrecognized Tax Benefits Because of the Lapse of the Applicable Statute of Limitations	—	(2,821)
Balance at End of Period	$82,245	$67,805

If these unrecognized tax benefits were recognized, $82,245 and $67,805 would affect CNX's effective income tax rate for 2022 and 2021, respectively.

In 2022 and 2021, CNX recognized an increase in unrecognized tax benefits of $14,440 and $38,735, respectively, for tax benefits resulting from tax positions taken on our 2021 and 2020 federal tax returns for additional federal tax credits. CNX also recognized a reduction to unrecognized tax benefits in 2021of $2,821 due to the expiration of the statute of limitations from a position taken on a previously filed federal income tax return.

CNX recognizes accrued interest related to unrecognized tax benefits in its interest expense. As of December 31, 2022 and 2021, the Company reported no accrued liability relating to interest in Other Liabilities in the Consolidated Balance Sheets. During the years ended December 31, 2022 and 2021, CNX paid no interest related to income tax deficiencies.

CNX recognizes penalties accrued related to uncertain tax positions in its income tax expense. CNX had no accrued liabilities for tax penalties as of December 31, 2022 and 2021.

CNX and its subsidiaries file federal income tax returns with the United States and income tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2019.

NOTE 7—ASSET RETIREMENT OBLIGATIONS:
The reconciliation of changes in asset retirement obligations is as follows:

	December 31,
	2022	2021
Balance, Beginning of Year	$96,013	$93,168
Obligations Divested	(251)	(124)
Accretion Expense	7,982	9,233
Obligations Incurred	1,336	3,237
Obligations Settled	(7,360)	(9,501)
Revisions in Estimated Cash Flows	1,094	—
Balance, End of Year	$98,814	$96,013

NOTE 8—PROPERTY, PLANT AND EQUIPMENT:

	December 31,
	2022	2021
Intangible Drilling Cost	$5,554,021	$5,247,800
Gas Gathering Equipment	2,542,587	2,483,561
Proved Gas Properties	1,345,114	1,312,706
Gas Wells and Related Equipment	1,342,719	1,202,731
Unproved Gas Properties	734,890	730,400
Surface Land and Other Equipment	193,153	194,655
Other	195,214	190,249
Total Property, Plant and Equipment	11,907,698	11,362,102
Less: Accumulated Depreciation, Depletion and Amortization	4,811,189	4,372,619
Total Property, Plant and Equipment - Net	$7,096,509	$6,989,483

Amounts below reflect properties where drilling operations have not yet commenced and therefore were not being amortized for the years ended December 31, 2022 and 2021, respectively. These assets will be amortized using the units-of-production method and reclassified to proved gas properties when placed in service.

	December 31,
	2022	2021
Unproved Gas Properties	$734,890	$730,400
Advance Royalties	1,130	6,885
Total	$736,020	$737,285

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS:

In December 2017, CNX Gas, a wholly-owned subsidiary of the Company, entered into a purchase agreement with Noble Energy, LLC (“Noble”) pursuant to which it acquired Noble’s 50% membership interest in CNX Gathering, LLC (then named CONE Gathering LLC) (“CNX Gathering”), for a cash purchase price of $305,000 (the “Midstream Acquisition”).

Prior to the Midstream Acquisition, the Company accounted for its 50% interest in CNX Gathering as an equity method investment as the Company had the ability to exercise significant influence, but not control, over the operating and financial policies of the midstream operations. In conjunction with the Midstream Acquisition, the Company obtained a controlling interest in CNX Gathering and control over CNXM. Accordingly, the Midstream Acquisition was accounted for as a business combination using the acquisition method of accounting pursuant to ASC Topic 805, Business Combinations, or ASC 805. ASC 805 requires that, in circumstances where a business combination is achieved in stages (or step acquisition), previously held equity interests are remeasured at fair value. The fair value assigned to the previously held equity interest in CNX Gathering and CNXM was $799,033 and was determined using the income approach, based on a discounted cash flow methodology.

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

For the Company’s annual impairment assessment during the fourth quarter of 2022, the Company elected to perform a qualitative impairment test on its goodwill and concluded that it is more likely than not that the fair value exceeded the carrying value and goodwill was not impaired.

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

The accumulated impairment loss on goodwill is $473,045, resulting in a carrying value of $323,314 at both December 31, 2022 and 2021.

Other Intangible Assets:

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	December 31,
	2022	2021
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	32,762	26,209
Total Other Intangible Assets, net	$76,990	$83,543

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets was $6,553 for the year ended December 31, 2022 and $6,552 for each of the years ended December 31, 2021 and 2020. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 10—REVOLVING CREDIT FACILITIES:

CNX:
On May 5, 2022, CNX amended its Third Amended and Restated Credit Agreement dated October 6, 2021, which provides for a senior secured revolving credit facility (as amended, the “CNX Credit Agreement”). Revisions were made to replace LIBOR as a benchmark interest rate with SOFR, or the secured overnight financing rate. Following the amendment, CNX remains the borrower and certain of its subsidiaries (not including CNXM, its subsidiaries or general partner) as guarantor loan parties on the CNX Credit Agreement. The CNX Credit Agreement replaced the prior CNX revolving credit facility and remains subject to semi-annual redetermination. The CNX Credit Agreement has a $2,250,000 borrowing base and $1,300,000 in elected commitments, including borrowings and letters of credit. The CNX Credit Agreement matures on October 6, 2026, provided that if at any time on or after January 30, 2026 availability under the CNX Credit Agreement minus the aggregate principal amount of any and all such outstanding Convertible Notes is less than 20% of the aggregate commitments under the CNX Credit Agreement (the first such date, the “Springing Maturity Date”), then the CNX Credit Agreement will mature on the Springing Maturity Date.
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

The CNX Credit Agreement also requires that CNX maintain a maximum net leverage ratio of no greater than 3.50 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding derivative asset/liability position, and convertible note liability until one year prior to maturity, and borrowings under the revolver, measured quarterly. The calculation of all of the ratios excludes CNX Gathering and CNXM and its subsidiaries. CNX was in compliance with all financial covenants as of December 31, 2022.

At December 31, 2022, the CNX Credit Facility had no borrowings outstanding and $171,272 of letters of credit outstanding, leaving $1,128,728 of unused capacity. At December 31, 2021, the CNX Credit Facility had $192,000 of borrowings outstanding and $184,131 of letters of credit outstanding, leaving $923,869 of unused capacity.

CNX Midstream Partners LP (CNXM):
On May 5, 2022, CNXM amended its Amended and Restated Credit Agreement dated October 6, 2021, which provides for a $600,000 senior secured revolving credit facility (as amended, the “CNXM Credit Agreement”) that matures on October 6, 2026. Revisions were made to replace LIBOR as a benchmark interest rate with SOFR, or the secured overnight financing rate. CNXM remains the borrower and certain of its subsidiaries remain as guarantor loan parties on the Amended and Restated Credit Agreement. The CNXM Credit Agreement replaced the prior CNXM revolving credit facility and is not subject to semi-annual redetermination. CNX is not a guarantor under the CNXM Credit Agreement.

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

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum net leverage ratio of no greater than between 5.00 to 1.00 ranging to no greater than 5.25 to 1.00 in certain circumstances; (y) a maximum secured leverage ratio of no greater than 3.25 to 1.00 and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00; in each case as calculated in accordance with the terms and definitions determining such ratios contained in the CNXM Credit Agreement. CNXM was in compliance with all financial covenants as of December 31, 2022.

At December 31, 2022, the CNXM Credit Facility had $153,700 of borrowings outstanding and $30 of letters of credit outstanding, leaving $446,270 of unused capacity. At December 31, 2021, the CNXM Credit Facility had $185,000 of borrowings outstanding and $30 of letters of credit outstanding, leaving $414,970 of unused capacity.

NOTE 11—OTHER ACCRUED LIABILITIES:

	December 31,
	2022	2021
Royalties	$144,482	$152,498
Accrued Interest	36,744	36,035
Deferred Revenue	22,095	18,984
Short-Term Incentive Compensation	18,956	19,591
Accrued Other Taxes	14,067	12,681
Transportation Charges	12,808	15,808
Accrued Payroll & Benefits	6,318	5,747
Purchased Gas Payable	5,266	757
Other	18,142	16,635
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	9,735	7,154
Salary Retirement	1,878	1,842
Total Other Accrued Liabilities	$290,491	$287,732

NOTE 12—LONG-TERM DEBT:

	December 31,
	2022	2021
Senior Notes due January 2029 at 6.00%, Issued at Par Value	$500,000	$500,000
Senior Notes due January 2031 at 7.375% (Principal of $500,000 less Unamortized Discount of $6,061 at December 31, 2022)	493,939	—
CNX Midstream Partners LP Senior Notes due April 2030 at 4.75% (Principal of $400,000 less Unamortized Discount of $4,231 and $4,808, respectively)*	395,769	395,192
Senior Notes due March 2027 at 7.25% (Principal of $350,000 and $700,000 plus Unamortized Premium of $2,266 and $5,609, respectively)	352,266	705,609
Convertible Senior Notes due May 2026 at 2.25% (Principal of $330,654 and $345,000 less Unamortized Discount and Issuance Costs of $6,460 and $91,284, respectively)	324,194	253,716
CNX Midstream Partners LP Revolving Credit Facility*	153,700	185,000
CNX Revolving Credit Facility	—	192,000
Less: Unamortized Debt Issuance Costs	14,133	17,396
Long-Term Debt	$2,205,735	$2,214,121
*CNX is not a guarantor of CNXM's 4.75% Senior Notes due April 2030 or CNXM's Credit Facility.

At December 31, 2022, annual undiscounted maturities of CNX and CNXM long-term debt during the next five years and thereafter are as follows:

Year ended December 31,	Amount
2023	$—
2024	—
2025	—
2026	484,354
2027	350,000
Thereafter	1,400,000
Total Long-Term Debt Maturities	$2,234,354

During the year ended December 31, 2022, CNX completed a private offering of $500,000 in aggregate principal of 7.375% Senior Notes due January 2031 (the “Senior Notes due January 2031”) less an unamortized discount of $6,250 which accrue interest from September 26, 2022 at a rate of 7.375% per year. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2023. The Senior Notes due January 2031 mature on January 15, 2031, rank equally in right of payment to all of CNX's existing and future senior indebtedness and senior to any subordinated indebtedness that the Company may incur and are guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).

During the year ended December 31, 2022, CNX purchased and retired $350,000 of its outstanding 7.25% Senior Notes due March 2027. As part of the transaction, a loss of $9,972 was included in Loss (Gain) on Debt Extinguishment in the Consolidated Statements of Income.

During the year ended December 31, 2022, CNX purchased $14,346 of its outstanding Convertible Notes. As part of this transaction, a loss of $12,981 was included in Loss (Gain) on Debt Extinguishment in the Consolidated Statements of Income.

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

If certain corporate events that constitute a “Fundamental Change” (as defined in the indenture governing the Convertible Notes) occur, then noteholders may require the Company to repurchase their Convertible Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock. At December 31, 2022, the conditions allowing holders of the Convertible Notes to exercise their conversion right were not met and as of December 31, 2022, the Convertible Notes were not convertible. The Convertible Notes are therefore classified as long-term debt at December 31, 2022.

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

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

	December 31,
	2022	2021
Liability Component:
Principal	$330,654	$345,000
Unamortized Discount	—	(85,950)
Unamortized Issuance Costs	(6,460)	(5,334)
Net Carrying Amount	$324,194	$253,716

Fair Value	$483,581	$453,765
Fair Value Hierarchy	Level 2	Level 2

Equity Component, net of Purchase Discounts and Issuance Costs	$—	$78,284

Interest expense related to the Convertible Notes is as follows:

	For the Years Ended December 31,
	2022	2021
Contractual Interest Expense	$7,577	$7,762
Amortization of Debt Discount	—	15,417
Amortization of Issuance Costs	1,871	1,034
Total Interest Expense	$9,448	$24,213

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
On August 26, 2022, CNX entered into a new lease for electric powered air drilling equipment that is expected to result in an operating lease ROU asset and operating lease obligation of approximately $7,481 when the lease commences in May 2023. On October 18, 2022, CNX entered into a new lease for an electric-powered drilling system that is expected to result in a finance lease asset, to be included within property, plant and equipment, and as a finance lease obligation of $12,831 in May 2023 which is when the lease is expected to commence.

The components of lease cost were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Operating Lease Cost	$56,725	$60,364	$74,703
Finance Lease Cost:
Amortization of Right-of-Use Assets	665	1,577	4,959
Interest on Lease Liabilities	78	123	739
Short-term Lease Cost	7,784	8,589	3,252
Variable Lease Cost*	9,271	7,100	9,634
Total Lease Cost	$74,523	$77,753	$93,287
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
Amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2022	2021
Operating Leases:
Operating Lease Right-of-Use Assets	$174,849	$56,022

Current Portion of Operating Lease Obligations	$47,436	$22,940
Operating Lease Obligations	132,105	33,672
Total Operating Lease Liabilities	$179,541	$56,612

Finance Leases:
Property, Plant and Equipment	$6,777	$5,613
Less—Accumulated Depreciation, Depletion and Amortization	3,926	3,840
Property, Plant and Equipment—Net	$2,851	$1,773

Current Portion of Finance Lease Obligations	$881	$555
Finance Lease Obligations	1,970	1,218
Total Finance Lease Liabilities	$2,851	$1,773

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2022	2021	2020
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows for Operating Leases	$55,729	$56,966	$62,610
Operating Cash Flows for Finance Leases	$78	$123	$739
Financing Cash Flows for Finance Leases	$665	$2,785	$7,155
Right-of-Use Assets Obtained in Exchange for Lease Obligations:
Operating Leases	$36,758	$4,010	$4,027
Finance Leases	$1,742	$772	$257

Maturities of lease liabilities are as follows:

	Operating	Finance
	Leases	Leases
Year Ended December 31,
2023	$54,681	$1,057
2024	51,477	822
2025	47,523	680
2026	18,398	611
2027	6,048	332
Thereafter	21,532	66
Total Lease Payments	199,659	3,568
Less: Interest	20,118	717
Present Value of Lease Liabilities	$179,541	$2,851

Lease terms and discount rates are as follows:

	For the Years Ended December 31,
	2022	2021	2020
Weighted Average Remaining Lease Term (years):
Operating Leases	4.41	6.20	4.68
Finance Leases	4.01	3.56	1.37

Weighted Average Discount Rate:
Operating Leases	4.65%	4.84%	4.40%
Finance Leases	6.17%	1.72%	6.33%

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

The reconciliation of changes in the benefit obligation, plan assets and funded status of the pension benefits is as follows:

	December 31,
	2022	2021
Change in Benefit Obligation:
Benefit Obligation at Beginning of Period	$42,990	$44,076
Interest Cost	1,035	855
Actuarial Gain	(10,006)	(161)
Benefits and Other Payments	(1,796)	(1,780)
Benefit Obligation at End of Period	$32,223	$42,990

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Period	$—	$—
Company Contributions	1,796	1,780
Benefits and Other Payments	(1,796)	(1,780)
Fair Value of Plan Assets at End of Period	$—	$—

Funded Status:
Current Liabilities	$(1,878)	$(1,842)
Noncurrent Liabilities	(30,345)	(41,148)
Net Obligation Recognized	$(32,223)	$(42,990)

Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Net Actuarial Loss	$7,884	$18,401
Prior Service Cost	1,063	1,284
Total	8,947	19,685
Less: Tax Benefit	2,434	5,162
Net Amount Recognized	$6,513	$14,523

The components of the net periodic benefit cost are as follows:

	For the Years Ended December 31,
	2022	2021	2020
Components of Net Periodic Benefit Cost:
Service Cost	$—	$—	$247
Interest Cost	1,035	855	1,179
Amortization of Prior Service Cost	221	222	221
Recognized Net Actuarial Loss	510	513	383
Net Periodic Benefit Cost	$1,766	$1,590	$2,030

CNX utilizes a corridor approach to amortize actuarial gains and losses that have been accumulated under the pension plan. Cumulative gains and losses that are in excess of 10% of the greater of either the projected benefit obligation (PBO) or the market-related value of plan assets are amortized over the expected remaining future lifetime of all plan participants for the pension plan.

The following table provides information related to the pension plan with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2022	2021
Projected Benefit Obligation	$32,223	$42,990
Accumulated Benefit Obligation	$32,223	$42,990
Fair Value of Plan Assets	$—	$—

Assumptions:

The weighted-average assumptions used to determine benefit obligations are as follows:

	As of December 31,
	2022	2021
Discount Rate	5.43%	2.84%
Rate of Compensation Increase	—%	—%
Interest Credited Rate	4.43%	2.64%

The discount rates are determined using a Company-specific yield curve model (above-mean) developed with the assistance of an external actuary. The Company-specific yield curve models (above-mean) use a subset of the expanded bond universe to determine the Company-specific discount rate. Bonds used in the yield curve are rated AA by Moody's or Standard & Poor's as of the measurement date. The yield curve models parallel the plans' projected cash flows, and the underlying cash flows of the bonds included in the models exceed the cash flows needed to satisfy the Company plans. The increase in discount rate compared to the prior year caused a significant actuarial gain in the current year.

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	For the Years ended December 31,
	2022	2021	2020
Discount Rate	2.84%	2.47%	3.36%
Rate of Compensation Increase	—%	—%	—%
Interest Credited Rate	4.07%	2.71%	2.47%

Cash Flows:
The following benefit payments, which reflect expected future service, are expected to be paid:

Pension
Year ended December 31,	Benefits
2023	$1,878
2024	$1,953
2025	$2,039
2026	$2,098
2027	$2,175
Year 2028-2032	$12,261
NOTE 15—STOCK-BASED COMPENSATION:
CNX's Equity Incentive Plan provides for grants of stock-based awards to key employees and to non-employee directors. Amendments to the Equity Incentive Plan have been adopted and approved by the Board of Directors and the Company's shareholders since the commencement of the Equity Incentive Plan. Most recently, in May 2020 the Company's Shareholders adopted and approved a 10,775,000 increase to the total number of shares available for issuance. At December 31, 2022, 11,180,911 shares of common stock remained available for grant under the plan. The Equity Incentive Plan provides that the aggregate number of shares available for issuance will be reduced by one share for each share relating to stock options and by

1.62 for each share relating to Performance Share Units (PSUs) or Restricted Stock Units (RSUs). No award of stock options may be exercised under the Equity Incentive Plan after the tenth anniversary of the grant date of the award.

For those shares expected to vest, CNX recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term. Options and RSUs vest over a three-year term. PSUs granted in 2018-2019 vest over a five-year term and PSUs granted in 2020-2022 vest over a three-year term subject to performance conditions. If an employee leaves the Company, all unvested shares are forfeited. CNX recognizes forfeitures as they occur. The vesting of all awards will accelerate in the event of death and disability and may accelerate upon a change in control of CNX.

The total stock-based compensation expense recognized relating to CNX shares during the years ended December 31, 2022, 2021 and 2020 was $16,375, $16,560 and $12,897, respectively. The related deferred tax benefit totaled $4,497, $4,409, $2,134, respectively.

As of December 31, 2022, CNX has $15,396 of unrecognized compensation cost related to all non-vested stock-based compensation awards, which is expected to be recognized over a weighted-average period of 1.45 years. When stock options are exercised, and restricted and performance stock unit awards become vested, the issuances are made from CNX's common stock shares.
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
The total fair value of options granted during the years ended December 31, 2022 and 2020 was $115 and $1,066, respectively, based on the following assumptions and weighted average fair values. There were no options granted during the year ended December 31, 2021.

	December 31,
	2022	2021	2020
Weighted Average Fair Value of Grants	$10.60	$—	$3.56
Risk-free Interest Rate	3.02%	—%	1.61%
Expected Dividend Yield	—%	—%	—%
Expected Forfeiture Rate	—%	—%	—%
Expected Volatility	54.00%	—%	55.33%
Expected Term in Years	5.50	—	5.11

A summary of the status of stock options granted is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term (in	Value (in
	Shares	Price	years)	thousands)
Outstanding at December 31, 2021	2,990,094	$12.72
Granted	10,850	$20.51
Exercised	(161,704)	$7.15
Forfeited	(10,943)	$10.53
Expired	(565,452)	$31.17
Outstanding at December 31, 2022	2,262,845	$8.55	3.68	$18,792
Exercisable at December 31, 2022	2,175,021	$8.43	3.54	$18,302
At December 31, 2022, there were 1,800,851 employee stock options outstanding under the Equity Incentive Plan. Non-employee director stock options vest one year after the grant date. There are 461,994 stock options outstanding under these grants.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between CNX's closing stock price on the last trading day of the year ended December 31, 2022 and the option's exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. This amount varies based on the fair market value of CNX's stock. The total intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020 was $1,825, $5,027, and $1,263, respectively.

Cash received from option exercises for the years ended December 31, 2022, 2021 and 2020 was $1,197, $5,087 and $2,052, respectively. The tax impact from option exercises totaled $463, $960 and $328 for the years ended December 31, 2022, 2021 and 2020, respectively.

Restricted Stock Units:

Under the Equity Incentive Plan, CNX grants certain employees and non-employee directors RSU awards, which entitle the holder to receive shares of common stock as the award vests. Non-employee director RSUs vest at the end of one year. Compensation expense is recognized over the vesting period of the units, described above. The total fair value of RSUs granted during the years ended December 31, 2022, 2021 and 2020 was $16,852, $12,603 and $10,619, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2022, 2021 and 2020 was $11,811, $9,249 and $4,798, respectively.

The following table represents the nonvested restricted stock units and their corresponding fair value (based upon the closing share price) at the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2021	2,037,977	$10.55
Granted	1,134,980	$14.85
Vested	(1,076,534)	$10.94
Forfeited	(262,503)	$12.53
Nonvested at December 31, 2022	1,833,920	$12.69
Performance Share Units:
Under the Equity Incentive Plan, CNX grants certain employees performance share unit awards, which entitle the holder to shares of common stock subject to the achievement of certain market and performance goals. Compensation expense is recognized over the performance measurement period of the units in accordance with the provisions of the Stock Compensation Topic of the FASB Accounting Standards Codification for awards with market and performance vesting conditions. The total fair value of performance share units granted during the years ended December 31, 2022, 2021 and 2020 was $7,726, $7,634 and $3,826, respectively. The total fair value of performance share units vested during the years ended December 31, 2022, 2021 and 2020 was $949, $6,206 and $1,926, respectively.
The following table represents the nonvested performance share units and their corresponding fair value (based upon the Monte Carlo Methodology for market-based awards and the stock price on the date of grant for performance based awards) on the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2021	2,320,023	$11.20
Granted	679,447	$11.37
Vested	(72,353)	$13.11
Forfeited	(633,439)	$13.60
Nonvested at December 31, 2022	2,293,678	$10.53

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION:
The following are non-cash transactions that impact the investing and financing activities of CNX.
As of December 31, 2022, 2021 and 2020, CNX purchased goods and services related to capital projects in the amount of $56,052, $35,592 and $30,982, respectively, which are included in accounts payable.

The following table shows cash paid (received):

	For the Years Ended December 31,
	2022	2021	2020
Interest (Net of Amounts Capitalized)	$126,643	$123,466	$141,992
Income Taxes	$—	$—	$(118,125)

NOTE 17—CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:
CNX markets natural gas primarily to gas wholesalers in the United States. Concentration of credit risk is summarized below:

	December 31,
	2022	2021
Gas Wholesalers	$304,842	$288,918
NGL, Condensate & Processing Facilities	26,382	32,006
Other	17,318	9,282
Allowance for Credit Losses	(84)	(84)
Total Accounts Receivable Trade	$348,458	$330,122
As of December 31, 2022, a receivable of $33,322 due from Direct Energy Business Marketing LLC was included in the Gas Wholesalers balance above. As of December 31, 2021, receivables of $38,814 and $36,595 due from Direct Energy Business Marketing LLC and Citadel Energy Marketing LLC, respectively, were included. No other customers made up more than 10% of the total balances.
During the year ended December 31, 2022, sales to Direct Energy Business Marketing LLC were $453,501, which comprised over 10% of the Company's revenue from contracts with external customers for the period.
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
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at December 31, 2022				Fair Value Measurements at December 31, 2021
Description	Level 1	Level 2		Level 3	Level 1	Level 2	Level 3
Gas Derivatives	$—	$(1,904,830)	*	$—	$—	$(976,170)	$—
Interest Rate Swaps	$—	$4,561		$—	$—	$(5,786)	$—
*Includes $77,662 of gas derivatives that have been settled but not paid.
The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$21,321	$21,321	$3,565	$3,565
Long-Term Debt (Excluding Debt Issuance Costs)*	$2,219,868	$2,240,919	$2,231,517	$2,483,019
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
*On January 1, 2022, the Company adopted ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity using the modified transition approach with the cumulative effect recognized as an adjustment to the opening balance of retained earnings (See Note 12 – Long-Term Debt for more information).

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

None of the Company's counterparty master agreements currently require CNX to post collateral for any of its positions. However, as stated in the applicable counterparty master agreements, if CNX's obligations with any of its counterparties cease to be secured on the same basis as similar obligations with the other lenders under the credit facility, CNX would have to post collateral for instruments in a liability position in excess of defined thresholds. All of the Company's derivative instruments are subject to master netting arrangements with our counterparties. CNX recognizes all financial derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets on a gross basis.

Each of the Company's counterparty master agreements allows, in the event of default, the ability to elect early termination of outstanding contracts. If early termination is elected, CNX and the applicable counterparty would net settle all open hedge positions.

The total notional amounts of CNX's derivative instruments were as follows:

	December 31,		Forecasted to
	2022	2021	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,607.9	1,686.1	2027
Natural Gas Basis Swaps (Bcf)	1,023.7	1,233.3	2027
Interest Rate Swaps	$410,000	$410,000	2024

The gross fair value of CNX's derivative instruments was as follows:

	December 31,
	2022	2021
Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$21,759	$92
Basis Only Swaps	118,115	94,682
Interest Rate Swaps	14,600	228
Total Current Assets	$154,474	$95,002

Other Non-Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$42,786	$12,419
Basis Only Swaps	197,280	119,077
Interest Rate Swaps	4,865	498
Total Other Non-Current Assets	$244,931	$131,994

Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$732,717	$505,460
Basis Only Swaps	38,559	13,206
Interest Rate Swaps	11,377	2,932
Total Current Liabilities	$782,653	$521,598

Non-Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$1,466,124	$642,442
Basis Only Swaps	47,370	41,332
Interest Rate Swaps	3,527	3,580
Total Non-Current Liabilities	$1,517,021	$687,354

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Years Ended December 31,
	2022	2021	2020
Realized (Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	$(1,971,287)	$(596,619)	$390,547
Basis Swaps	158,510	57,603	70,670
Total Realized (Loss) Gain on Commodity Derivative Instruments	(1,812,777)	(539,016)	461,217

Unrealized (Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	(922,424)	(1,240,827)	(407,308)
Basis Swaps	71,426	147,110	119,073
Total Unrealized Loss on Commodity Derivative Instruments	(850,998)	(1,093,717)	(288,235)

(Loss) Gain on Commodity Derivative Instruments:
Natural Gas:
Commodity Swaps	(2,893,711)	(1,837,446)	(16,761)
Basis Swaps	229,936	204,713	189,743
Total (Loss) Gain on Commodity Derivative Instruments	$(2,663,775)	$(1,632,733)	$172,982

The effect of interest rate swaps on Interest Expense in the Company's Consolidated Statements of Income was as follows:

	For the Years Ended December 31,
	2022	2021	2020
Cash Paid in Settlement of Interest Rate Swaps	$(1,572)	$(5,574)	$(3,141)
Unrealized Gain (Loss) on Interest Rate Swaps	10,348	8,485	(13,051)
Gain (Loss) on Interest Rate Swaps	$8,776	$2,911	$(16,192)

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

At December 31, 2022, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on CNX’s financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$168,215	$168,215	$—	$—	$—
Other	3,087	3,087	—	—	—
Total Letters of Credit	171,302	171,302	—	—	—
Surety Bonds:
Employee-Related	2,250	2,250	—	—	—
Environmental	11,940	10,680	1,260	—	—
Financial Guarantees	81,270	81,270	—	—	—
Other	8,621	7,299	1,322	—	—
Total Surety Bonds	104,081	101,499	2,582	—	—
Total Commitments	$275,383	$272,801	$2,582	$—	$—

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

As of December 31, 2022, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$253,870
1 - 3 years	445,345
3 - 5 years	370,588
More than 5 years	738,189
Total Purchase Obligations	$1,807,992

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
CNX's principal activity is to produce pipeline quality natural gas for sale primarily to gas wholesalers and the Company has two reportable segments that conducts those operations: Shale and Coalbed Methane. The Other Segment includes nominal shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, realized gain on commodity derivative instruments that were monetized prior to their settlement dates, exploration and production related other costs, impairments of exploration and production properties, new technologies, as well as various other expenses that are managed outside the reportable segments as discussed above. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses.

Industry segment results for the year ended December 31, 2022 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$3,334,677	$314,695	$2,740	$3,652,112	(A)
Purchased Gas Revenue	—	—	185,552	185,552
Loss on Commodity Derivative Instruments	(1,672,974)	(139,131)	(851,670)	(2,663,775)
Other Revenue and Operating Income	69,618	—	17,704	87,322	(B)
Total Revenue and Other Operating Income (Loss)	$1,731,321	$175,564	$(645,674)	$1,261,211
Total Operating Expense	$790,960	$131,426	$399,255	$1,321,641
Earnings (Loss) Before Income Tax	$940,361	$44,138	$(1,196,446)	$(211,947)
Segment Assets	$6,452,075	$959,126	$1,104,572	$8,515,773	(C)
Depreciation, Depletion and Amortization	$388,641	$53,201	$19,373	$461,215
Capital Expenditures	$544,914	$15,043	$5,797	$565,754

(A)     Included in Total Natural Gas, NGLs and Oil Revenue are sales of $453,501 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(B)    Includes midstream revenue of $69,618 and equity in earnings of unconsolidated affiliates of $1,412 for Shale and Other, respectively.
(C)    Includes investments in unconsolidated equity affiliates of $11,714 .

Industry segment results for the year ended December 31, 2021 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$1,988,993	$193,578	$1,358	$2,183,929	(D)
Purchased Gas Revenue	—	—	99,713	99,713
Loss on Commodity Derivative Instruments	(492,526)	(46,304)	(1,093,903)	(1,632,733)
Other Revenue and Operating Income	81,267	—	24,616	105,883	(E)
Total Revenue and Other Operating Income (Loss)	$1,577,734	$147,274	$(968,216)	$756,792
Total Operating Expense	$804,004	$117,900	$312,970	$1,234,874
Earnings (Loss) Before Income Tax	$773,730	$29,374	$(1,439,617)	$(636,513)
Segment Assets	$6,071,495	$1,047,851	$981,405	$8,100,751	(F)
Depreciation, Depletion and Amortization	$440,024	$58,602	$16,492	$515,118
Capital Expenditures	$453,603	$10,880	$1,378	$465,861
(D)     Included in Total Natural Gas, NGLs and Oil Revenue are sales of $334,407 to Citadel Energy Marketing LLC and $235,760 to Direct Energy Business Marketing LLC, each of which comprises over 10% of revenue from contracts with external customers for the period.
(E)    Includes midstream revenue of $81,267 and equity in earnings of unconsolidated affiliates of $5,780 for Shale and Other, respectively.
(F)    Includes investments in unconsolidated equity affiliates of $17,301.

Industry segment results for the year ended December 31, 2020 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$781,038	$114,366	$1,341	$896,745	(G)
Purchased Gas Revenue	—	—	105,792	105,792
Gain (Loss) on Commodity Derivative Instruments	337,269	39,884	(204,171)	172,982	(H)
Other Revenue and Operating Income	64,710	—	17,749	82,459	(I)
Total Revenue and Other Operating Income (Loss)	$1,183,017	$154,250	$(79,289)	$1,257,978
Total Operating Expense	$709,036	$127,845	$860,863	$1,697,744
Earnings (Loss) Before Income Tax	$473,981	$26,405	$(1,103,217)	$(602,831)
Segment Assets	$6,068,933	$1,095,816	$877,015	$8,041,764	(J)
Depreciation, Depletion and Amortization	$416,441	$69,745	$15,635	$501,821
Capital Expenditures	$474,545	$9,789	$2,957	$487,291
(G)    Included in Total Natural Gas, NGLs and Oil Revenue are sales of $167,390 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(H) Included in Other is a realized gain on commodity derivative instruments of $83,997 related to the monetization of hedges (see Note 19 – Derivative Instruments for more information).
(I)    Includes midstream revenue of $64,710 and equity in losses of unconsolidated affiliates of $688 for Shale and Other, respectively.
(J)    Includes investments in unconsolidated equity affiliates of $16,022.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income:

	For the Years Ended December 31,
	2022	2021	2020
Total Segment Revenue from Contracts with External Customers	$3,907,282	$2,364,909	$1,067,247
(Loss) Gain on Commodity Derivative Instruments	(2,663,775)	(1,632,733)	172,982
Other Operating Income	17,704	24,616	17,749
Total Consolidated Revenue and Other Operating Income	$1,261,211	$756,792	$1,257,978

NOTE 22—SUPPLEMENTAL GAS DATA (unaudited):

The following information was prepared in accordance with the FASB's Accounting Standards Update No. 2010-03, “Extractive Activities-Oil and Gas (Topic 932).” The supplementary information summarized below presents the results of natural gas and oil activities for the Company in accordance with the successful efforts method of accounting for production activities.

Capitalized Costs:

	As of December 31,
	2022	2021
Intangible Drilling Costs	$5,554,021	$5,247,800
Gas Gathering Assets	2,542,587	2,483,561
Proved Gas Properties	1,345,114	1,312,706
Unproved Gas Properties	734,890	730,400
Gas Wells and Related Equipment	1,342,719	1,202,731
Other Gas Assets	99,457	96,279
Total Property, Plant and Equipment	11,618,788	11,073,477
Accumulated Depreciation, Depletion and Amortization	(4,710,684)	(4,279,070)
Net Capitalized Costs	$6,908,104	$6,794,407

Costs incurred for property acquisition, exploration and development (*):

	For the Years Ended December 31,
	2022	2021	2020
Property Acquisitions:
Proved Properties	$19,766	$32,355	$16,622
Unproved Properties	14,802	20,568	8,060
Development**	526,092	393,641	432,438
Exploration	6,806	30,927	33,644
Total	$567,466	$477,491	$490,764
__________
(*)    Includes costs incurred whether capitalized or expensed.
(**)    Includes development costs for midstream of $38 million, $35 million and $67 million for 2022, 2021 and 2020, respectively.

Results of Operations for Producing Activities:

	For the Years Ended December 31,
	2022	2021	2020
Natural Gas, NGLs and Oil Revenue	$3,652,112	$2,183,929	$896,745
Realized (Loss) Gain on Commodity Derivative Instruments	(1,812,777)	(539,016)	461,217
Unrealized Loss on Commodity Derivative Instruments	(850,998)	(1,093,717)	(288,235)
Purchased Gas Revenue	185,552	99,713	105,792
Total Revenue	1,173,889	650,909	1,175,519
Lease Operating Expense	66,658	46,256	40,407
Production, Ad Valorem and Other Fees	44,965	34,051	24,196
Transportation, Gathering and Compression	369,660	343,635	285,683
Purchased Gas Costs	185,383	93,776	100,902
Impairment of Exploration and Production Properties	—	—	61,849
Exploration Costs	8,298	20,626	14,994
Depreciation, Depletion and Amortization	461,215	515,118	501,821
Total Costs	1,136,179	1,053,462	1,029,852
Pre-tax Operating Income (Loss)	37,710	(402,553)	145,667
Income Tax Expense (Benefit)	12,444	(87,354)	42,098
Results of Operations for Producing Activities excluding Corporate and Interest Costs	$25,266	$(315,199)	$103,569
The following is production, average sales price and average production costs, excluding ad valorem and severance taxes, per unit of production:

	For the Years Ended December 31,
	2022	2021	2020
Production (MMcfe)	580,169	590,248	511,072
Total Average Sales Price Before Effects of Commodity Derivative Financial Settlements (per Mcfe)	$6.29	$3.70	$1.75
Average Effects of Commodity Derivative Financial Settlements (per Mcfe)	$(3.35)	$(0.98)	$0.78
Total Average Sales Price Including Effects of Commodity Derivative Financial Settlements (per Mcfe)	$3.17	$2.79	$2.49
Average Lifting Costs, Excluding Ad Valorem and Severance Taxes (per Mcfe)	$0.11	$0.08	$0.08
During the years ended December 31, 2022, 2021 and 2020, the Company drilled 37.0, 33.0, and 29.0 net development wells, respectively. There were no net dry development wells in 2022, 2021 or 2020.
There were no net exploratory wells drilled during the years ended December 31, 2022 and 2021. There were 2.0 net exploratory wells drilled during the year ended December 31, 2020. There were no net dry exploratory wells in 2022, 2021 or 2020.
As of December 31, 2022, there were 13.0 net development wells and no exploratory wells drilled but uncompleted.
CNX is committed to provide 403.2 Bcf of gas under existing sales contracts or agreements over the course of the next four years. The Company expects to produce sufficient quantities from existing proved developed reserves to satisfy these commitments.
Most of the Company’s development wells and proved acreage are located in Virginia, West Virginia, Ohio and Pennsylvania. Some leases are beyond their primary term, but these leases are extended in accordance with their terms as long as certain drilling commitments or other term commitments are satisfied.

The following table sets forth, at December 31, 2022, the number of producing wells, developed acreage and undeveloped acreage:

	Gross(1)	Net(2)
Producing Gas Wells (including Gob Wells) - Working Interest	4,553	4,420
Producing Oil Wells - Working Interest	2	—
Producing Gas Wells - Royalty Interest	2,325	—
Producing Oil Wells - Royalty Interest	157	—
Acreage Position:
Proved Developed Acreage	381,873	381,873
Proved Undeveloped Acreage	40,894	40,894
Unproved Acreage	4,791,506	3,456,575
Total Acreage	5,214,273	3,879,342
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

Proved Oil and Gas Reserves Quantities:

Annually, the preparation of natural gas reserves estimates is completed in accordance with CNX prescribed internal control procedures, which include verification of input data into a gas reserves forecasting and economic evaluation software, as well as multi-functional management review. As part of the annual review, management reviews and approves changes in the future development plan and the impact to proved-undeveloped locations to ensure that annual changes are aligned with the overall strategic business plan of the Company. A detailed review is completed to ensure that all proved undeveloped locations will be fully developed within five-years of the reserves booking. As part of the development plan review, management reviews current well production data, acreage position, downstream infrastructure availability, operational leases and other commitments, financial capacity to complete the development and individual project economics in expected future gas pricing scenarios. The input data verification includes reviews of the price and operating, and development cost assumptions as well as tax rates by jurisdiction used in the economic model to determine the reserves. Also, the production volumes are reconciled between the system used to calculate the reserves and other accounting/measurement systems. The technical employee responsible for overseeing the preparation of the reserve estimates is a registered professional engineer in the state of West Virginia with over 18 years of experience in the oil and gas industry. The Company’s gas reserves results, which are reported in Note 22 – Supplemental Gas Data for the year ended December 31, 2022 Form 10-K, were audited by independent petroleum engineers, Netherland, Sewell & Associates, Inc. The technical person primarily responsible for overseeing the audit of the Company's reserves is a registered professional engineer in the state of Texas with over 15 years of experience in the oil and gas industry.

The gas reserves estimates are as follows:

			Condensate	Consolidated
	Natural Gas	NGLs	& Crude Oil	Operations
	(MMcf)	(Mbbls)	(Mbbls)	(MMcfe)
Balance December 31, 2019 (a)	7,938,406	75,844	5,366	8,425,667
Revisions (b)	407,836	51,857	3,525	740,129
Price Changes	(1,019,523)	(50,456)	(4,946)	(1,351,934)
Extensions and Discoveries (c)	2,188,773	9,299	400	2,246,968
Production	(481,426)	(4,677)	(264)	(511,072)
Balance December 31, 2020 (a)	9,034,066	81,867	4,081	9,549,758
Revisions (d)	(409,215)	13,655	39	(327,050)
Price Changes	82,248	692	22	86,532
Extensions and Discoveries (c)	832,696	12,047	294	906,738
Production	(551,988)	(5,976)	(400)	(590,248)
Balance December 31, 2021 (a)	8,987,807	102,285	4,036	9,625,730
Revisions (e)	(339,878)	(6,140)	(1,768)	(387,320)
Price Changes	24,795	17	1	24,904
Extensions and Discoveries (c)	1,055,250	10,324	1,092	1,123,745
Production	(540,696)	(6,333)	(246)	(580,169)
Balance December 31, 2022 (a)	9,187,278	100,153	3,115	9,806,890

Proved developed reserves:
December 31, 2020	4,939,283	42,204	1,207	5,199,748
December 31, 2021	5,569,332	53,204	2,843	5,905,611
December 31, 2022	5,788,814	70,063	2,038	6,221,422

Proved undeveloped reserves:
December 31, 2020	4,094,783	39,664	2,874	4,350,010
December 31, 2021	3,418,475	49,081	1,193	3,720,119
December 31, 2022	3,398,464	30,090	1,077	3,585,468
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
(b)    Upward revisions in 2020 are due to performance revisions of 579 Bcfe related to production performance and an 853 Bcfe increase in reserves due to a decrease in operating costs in 2020. These upward revisions were partially offset by negative revisions of 677 Bcfe due to changes in our development plan related to the removal of four Utica wells and 23 Marcellus wells from our development plan.
(c)    Extensions and Discoveries in 2020, 2021, and 2022 are due to the addition of wells on the Company’s Shale acreage more than one offset location away with continued use of reliable technology. The Company uses reliable technologies when assigning reserves to undeveloped locations, including wire line open-hole log data, performance data, geological log cross sections, core data and statistical analysis. The statistical methods use production performance of analog wells and include data from operated and competitor wells. We also use geophysical data that includes data from our wells, published documents, state data-sites and data exchanges to confirm continuity of the formation. Total proved extensions and discoveries are a combination of proved developed and proved undeveloped reserves; and, extensions and discoveries for proven developed reserves are associated with non-operated assets and exploratory wells. In 2022, 2021, and 2020, the Company added 23 Bcfe, 26 Bcfe and 70 Bcfe, respectively, related to exploratory and non-operated wells.

(d)    The downward revisions in 2021 are partly due to changes in our five-year development plan that are driven by acreage consolidation initiatives. These initiatives resulted in 267 Bcfe being removed. Additional downward revisions of 356 Bcfe are due to additional changes in our five-year development plans from continued focus on optimizing and maximizing value of our assets. The remaining 20 Bcfe was removed due to risk in well development. 60 Bcfe was removed due to the five-year rule. Offsetting these negative revisions are positive performance revisions of 46 Bcfe associated with Proved Developed Producing assets and 331 Bcfe related to increase performance in Proved Undeveloped assets.
(e)    The downward revisions in 2022 are partly due to changes in our five-year development plan that are driven by our continued focus on optimizing the development timing of our assets. These initiatives resulted in 298 Bcfe being removed. Additional downward revisions of 66 Bcfe are primarily the result of the plugging of a Shale well. Additionally there was a 24 Bcfe reduction as a result of net performance revisions.

For the Year
Ended
December 31,
2022
Proved Undeveloped Reserves (MMcfe)
Beginning Proved Undeveloped Reserves	3,720,119
Undeveloped Reserves Transferred to Developed (a)	(902,105)
Price Revisions	(3,012)
Revisions Due to Plan Changes (b)	(363,644)
Revisions Due to Changes Related to Well Performance (c)	33,082
Extension and Discoveries (d)	1,101,028
Ending Proved Undeveloped Reserves(e)	3,585,468
_________
(a)    During 2022, various exploration and development drilling and evaluations were completed. Approximately, $281,727 of capital was spent in the year ended December 31, 2022 related to undeveloped reserves that were transferred to developed.
(b)    The downward revisions for 2022 plan changes are due to changes in our five-year development plan that are driven by our continued focus on optimizing the development timing of our assets. These initiatives resulted in 298 Bcfe being removed. Additional downward revisions of 66 Bcfe are primarily the result of the plugging of a Shale well.
(c)    The upward revisions of 33 Bcfe are from increased production performance related to producing offset locations.
(d)    Extensions and discoveries are due mainly to the addition of 724 Bcfe related to 46 Marcellus wells within our Southwest Pennsylvania, Central Pennsylvania and West Virginia operations and 377 Bcfe of 14 Utica wells within our Central Pennsylvania and Southwest Pennsylvania operations. The Company uses reliable technologies when assigning reserves to undeveloped locations, including wire line open-hole log data, performance data, geological log cross sections, core data and statistical analysis. The statistical methods use production performance of analog wells and include data from operated and competitor wells. We also use geophysical data that includes data from our wells, published documents, state data-sites and data exchanges to confirm continuity of the formation.
(e)    Included in proved undeveloped reserves at December 31, 2022 are approximately 290 MMcfe of reserves that have been reported for more than five years. These reserves are all attributable to acreage within the current operating plan identified by the life-of-mine timing maps for the Buchanan mine. These reserves specifically relate to GOB (a rubble zone formed in the cavity created by the extraction of coal) production due to a complex fracture being generated in the overburden strata above the mined seam. Mining operations take a significant amount of time, and our GOB forecasts are consistent with the future plans of the Buchanan Mine that was sold in March 2016 to Coronado IV LLC with the rights to this gas being retained by the Company. Evidence also exists that supports the continual operation of the mine beyond the current plan, unless there was an extreme circumstance resulting from an external factor. These reasons constitute the specific circumstances that exist to continue recognizing these reserves for CNX.

The following table indicates the changes to the Company’s suspended exploratory well costs:

	For the Years Ended December 31,
	2022	2021	2020
Balance, Beginning of Period	$—	$9,062	$8,984
Additions to Capitalized Exploratory Well Costs Pending the Determination of Proved Reserves	—	—	28,336
Reclassifications to Wells, Facilities and Equipment Based on the Determination of Proved Reserves	—	—	(28,258)
Capitalized Exploratory Well Costs Charged to Expense	—	(9,062)	—
Balance, End of Period	$—	$—	$9,062
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

	December 31,
	2022	2021	2020
Future Cash Flows (a)
Revenues	$54,713,692	$31,838,532	$16,577,563
Production Costs	(10,225,451)	(8,246,671)	(6,071,763)
Development Costs (b)	(2,233,706)	(1,735,784)	(1,957,519)
Income Tax Expense	(10,695,511)	(5,838,632)	(2,235,205)
Future Net Cash Flows	31,559,024	16,017,445	6,313,076
Discounted to Present Value at a 10% Annual Rate	(20,796,325)	(10,135,869)	(3,677,340)
Total Standardized Measure of Discounted Net Cash Flows	$10,762,699	$5,881,576	$2,635,736
_________
(a)    For 2022, the future cash flows were computed using unweighted arithmetic averages of the closing prices on the first day of each month during 2022, adjusted for energy content and a regional price differential. For 2022, this adjusted natural gas price was $5.48 per Mcf, the adjusted oil/condensate price was $85.71 per barrel and the adjusted NGL price was $41.05 per barrel.

For 2021, the future cash flows were computed using unweighted arithmetic averages of the closing prices on the first day of each month during 2021, adjusted for energy content and a regional price differential. For 2021, this adjusted natural gas price was $3.19 per Mcf, the adjusted oil/condensate price was $55.72 per barrel and the adjusted NGL price was $28.44 per barrel.

    For 2020, the future cash flows were computed using unweighted arithmetic averages of the closing prices on the first day of each month during 2020, adjusted for energy content and a regional price differential. For 2020, this adjusted natural gas price was $1.70 per Mcf, the adjusted oil/condensate price was $35.61 per barrel and the adjusted NGL price was $13.18 per barrel.

In 2020, as the result of the CNXM take-in transaction (See Note 4 – Acquisitions and Dispositions), there was a change in production costs and development costs. Historically the production costs included contractual CNXM rates but in 2020 this was replaced with actual operating costs of the midstream infrastructure. Additionally, our development costs in 2020 include capital related to connecting undeveloped Shale wells to the midstream gathering systems; in prior years this was captured within the CNXM contractual rate within production costs. These changes resulted in an increase of $932 million to the prior year Standardized Measure of Discounted Net Cash Flows.

(b)    Development costs for 2022 include $441,980 of plugging and abandonment costs and $292,937 of midstream and water capital on an undiscounted pre-tax basis. On a PV-10 pre-tax discounted basis, these amounts equate to $7,861 and $241,782, respectively.

Development costs for 2021 include $405,700 of plugging and abandonment costs and $234,761 of midstream and water capital on an undiscounted pre-tax basis. On a PV-10 pre-tax discounted basis, these amounts equate to $7,166 and $197,980, respectively.

Development costs for 2020 include $402,174 of plugging and abandonment costs and $286,724 of midstream and water capital on an undiscounted pre-tax basis. On a PV-10 pre-tax discounted basis, these amounts equate to $18,357 and $231,512, respectively.
The following are the principal sources of change in the standardized measure of discounted future net cash flows for consolidated operations during:

	December 31,
	2022	2021	2020
Balance at Beginning of Period	$5,881,576	$2,635,736	$3,070,469
Net Changes in Sales Prices and Production Costs	6,774,652	5,272,386	(695,216)
Sales Net of Production Costs	(1,358,052)	(1,220,971)	(1,007,676)
Net Change Due to Revisions in Quantity Estimates	(472,831)	(334,660)	322,820
Net Change Due to Extensions, Discoveries and Improved Recovery	1,853,496	699,710	268,196
Development Costs Incurred During the Period	526,092	393,641	434,273
Difference in Previously Estimated Development Costs Compared to Actual Costs Incurred During the Period	(167,298)	(33,175)	(129,642)
Changes in Estimated Future Development Costs	(257,458)	31,406	(499,316)
Net Change in Future Income Taxes	(1,539,146)	(1,231,883)	138,404
Accretion	766,899	329,782	390,391
Timing and Other	(1,245,231)	(660,396)	343,033
Total Discounted Cash Flow at End of Period	$10,762,699	$5,881,576	$2,635,736
Note: Table excludes unrealized gain/loss on commodity derivative instruments.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
    None.
ITEM 9A.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2022 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of CNX's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on management's assessment and those criteria, management has concluded that CNX maintained effective internal control over financial reporting as of December 31, 2022.
The effectiveness of CNX's internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm in Part II. Item 9A of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CNX Resources Corporation

Opinion on Internal Control over Financial Reporting

We have audited CNX Resources Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CNX Resources Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CNX Resources Corporation and Subsidiaries as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and financial statement schedule listed in the Index at Item 15 (a) (2) of the Company and our report dated February 9, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 9, 2023

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference from the information under the captions “PROPOSAL NO. 1-ELECTION OF DIRECTORS-Biographies of Nominees,” “BOARD OF DIRECTORS AND COMPENSATION INFORMATION and “DELINQUENT SECTION 16 REPORTS” in the Company's Proxy Statement for the annual meeting of shareholders to be held on May 4, 2023 (the “Proxy Statement”).

Information About Our Executive Officers

The following is a list, as of February 1, 2023, of CNX executive officers, their ages and their positions and offices held with CNX.

Name	Age	Position
Nicholas J. DeIuliis	54	President and Chief Executive Officer
Alan K. Shepard	42	Chief Financial Officer
Navneet Behl	50	Chief Operating Officer
Olayemi Akinkugbe	48	Chief Excellence Officer
Alexander J. Reyes	51	Executive Vice President, General Counsel and Corporate Secretary
Ravi Srivastava	41	President, New Technologies
Hayley Scott	50	Chief Risk Officer

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

Alan K. Shepard has served as the Chief Financial Officer of CNX Resources Corporation since June 1, 2022. In this role, he is responsible for oversight of the Company’s finance organization and the steady execution of the Company’s free cash flow per share growth plan. Before being appointed to this role, Mr. Shepard served as the Company’s Vice President – Accounting and Chief Accounting Officer since February 2020. Before joining CNX, Mr. Shepard served as the Chief Financial Officer of EdgeMarc Energy, a private equity funded oil and gas exploration and production company. Prior to that role, Mr. Shepard held various finance and accounting roles of increasing responsibility throughout his 20-year career in the energy sector. He is a licensed Certified Public Accountant in the state of Pennsylvania and holds a bachelor’s degree in Accounting and Business Administration from Thiel College and an M.B.A from Carnegie Mellon University’s Tepper School of Business.

Navneet Behl has served as the Chief Operating Officer of CNX Resources Corporation since November 17, 2022. In this role, he is responsible for daily management of the Company's asset base and safe, compliant, and effective execution of its operational plan. Prior to his appointment to his current position, Mr. Behl held the role of Vice President of Engineering at CNX. Before joining the company, since 2019 he served as the CEO and co-founder of OilRox Resources. From 2014 to 2019, Mr. Behl was Vice President of Operations for Apache Corp and earlier in his career held various engineering and business management roles at EOG Resources and Schlumberger. Throughout his career, he has a proven track record of building effective teams and successfully developing new shale plays. Mr. Behl holds a Bachelor of Technology in Petroleum

Engineering from the Indian School of Mines, a Master of Science in Engineering from the University of Texas at Austin, and his Executive MBA from the MIT Sloan School of Management.

Olayemi Akinkugbe has served as the Chief Excellence Officer of CNX Resources Corporation since July 30, 2019. Prior to assuming this role, Mr. Akinkugbe served as Director Virginia Operations at CNX, a role he assumed in July 2018. Mr. Akinkugbe served as Director, Business Development from September 2017 through July 2018, General Manager - Planning and Petroleum Reserves from February 2014 through September 2017, and served in various other positions, including with the Engineering Department, throughout his tenure at CNX, which started in 2003. Mr. Akinkugbe holds an undergraduate degree in mineral engineering, a master’s degree in engineering with a specialty in rock mechanics from West Virginia University, and an M.B.A. from Carnegie Mellon University’s Tepper School of Business.

Alexander J. Reyes has served as the Executive Vice President, General Counsel, and Corporate Secretary of CNX Resources Corporation since December 21, 2020. Mr. Reyes has a breadth of corporate legal and business expertise in the energy industry. He first joined CNX in 2006, and spent 14 years with the company, with responsibilities ranging from legal management of major transactions to leading the Company’s Land department. Before rejoining CNX to become General Counsel, for much of 2020 Alex served as Chair of the Corporate Practice Group of Pittsburgh-based Leech Tishman Fuscaldo & Lampl, LLC. He began his career at Buchanan Ingersoll PC where his practice focused on mergers and acquisitions, joint ventures, securities, financings, and corporate governance. He is a graduate of the Duquesne University School of Law where he served as an editor of The Duquesne Law Review. Mr. Reyes holds a Bachelor’s of Business Administration degree in finance from The George Washington University.

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

By certification dated May 10, 2022, CNX's Chief Executive Officer certified to the New York Stock Exchange (NYSE) that he was not aware of any violation by the Company of the NYSE corporate governance listing standards. In addition, the required Sarbanes-Oxley Act, Section 302 certifications regarding the quality of our public disclosures were filed by CNX Resources as exhibits to this Form 10-K.

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

4.2	Indenture, dated as of March 14, 2019, by and among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., a national banking association, as trustee, with respect to the 7.250% Senior Notes due 2027, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on March 14, 2019.
4.3	Registration Rights Agreement, dated as of April 16, 2014, by and among the Company, the guarantors signatory thereto and J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers, incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 001-14901) filed on April 16, 2014.
4.4	Registration Rights Agreement, dated as of August 12, 2014, by and among the Company, the guarantors signatory thereto and Goldman, Sachs & Co., as the initial purchasers, incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 001-14901) filed on August 12, 2014.
4.5	Indenture, dated as of May 1, 2020, by and among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., as trustee., incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on May 4, 2020.

4.6	Indenture, dated as of November 30, 2020, by and among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., as Trustee., incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on November 30, 2020.
4.7	Indenture, dated as of September 22, 2021, among CNX Midstream Partners LP, the guarantors party thereto and UMB Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on September 22, 2021.
4.8	Indenture, dated as of September 26, 2022, by and among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on September 26, 2022
10.1	Third Amended and Restated Credit Agreement, dated as of October 6, 2021, among CNX, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent and the lender parties thereto, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on October 7, 2021.
10.2	Transition Services Agreement, dated as of November 28, 2017, by and between the Company and CONSOL Mining Corporation, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
10.3	CNX Resources Corporation to CONSOL Energy Inc. Trademark License Agreement dated as of November 28, 2017, by and between the Company and CONSOL Energy Inc., incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
10.4	CONSOL Energy Inc. to CNX Resources Corporation Trademark License Agreement, dated as of November 28, 2017, by and between the Company and CONSOL Energy Inc., incorporated by reference to Exhibit 10.3 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
10.5	Exchange Agreement, dated as of January 29, 2020, by and among CNX Midstream Partners LP, CNX Midstream GP LLC, and CNX Gas Company LLC, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on January 30, 2020.
10.6	Form of Confirmation of Base Capped Call Transaction, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on May 4, 2020.
10.7	Form of Confirmation of Additional Capped Call Transaction, incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on May 4, 2020.
10.8	Support Agreement, dated as of July 26, 2020, by and among CNX Midstream Partners LP, CNX Gas Company LLC and CNX Gas Holdings, Inc. incorporated by reference to Exhibit 10.1 to Form 8-K (file number 001-14901) filed on July 27, 2020.
10.9	Purchase Agreement, dated as of April 28, 2020, by and among the Company, the subsidiary guarantors party thereto and J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC as representatives of the several initial purchasers named therein., incorporated by reference to Exhibit 1.1 to Form 8-K (file no. 001-14901) filed on May 4, 2020.
10.10	Purchase Agreement, dated as of September 8, 2020 by and among the Company, the subsidiary guarantors party thereto and BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers named therein., incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on September 9, 2020.
10.11	Purchase Agreement, dated as of November 24, 2020 by and among the Company, the subsidiary guarantors party thereto and BofA Securities, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on November 25, 2020.
10.12	Purchase Agreement, dated as of September 15, 2021 among CNX Midstream Partners LP, the subsidiary guarantors party thereto and Wells Fargo Securities, LLC, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on September 16, 2021.
10.13	Amended and Restated Credit Agreement dated as of October 6, 2021, among CNX Midstream Partners LP, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent and the lender parties thereto, incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on October 7, 2021.
10.14	Purchase and Sale Agreement, dated as of February 7, 2018, by and among CNX Midstream Partners LP, CNX Midstream DevCo I LP, CNX Midstream DevCo III LP, CNX Gathering LLC, and, for certain purposes, CNX Midstream DevCo I GP LLC, CNX Midstream DevCo III GP LLC and CNX Midstream Operating Company LLC, incorporated by reference to Exhibit 10.75 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.15	Purchase Agreement, dated as of September 12, 2022, by and among the Company, the subsidiary guarantors party thereto and Citigroup Global Markets Inc., as representative of the initial purchasers named therein, incorporated by reference to Exhibit 1.1 to Form 8-K (file no. 001-14901) filed on September 13, 2022.
10.16	Amendment No. 1, dated May 5, 2022, to the Third Amended and Restated Credit Agreement, dated as of October 6, 2021, among CNX, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent and the lender parties thereto, incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-14901) filed on July 28, 2022.

10.17	Amendment No. 1, dated May 5, 2022, to the Amended and Restated Credit Agreement dated as of October 6, 2021, among CNX Midstream Partners LP, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent and the lender parties thereto, incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-14901) filed on July 28, 2022.
10.18*	Letter Agreement, dated August 24, 2007, by and between the Company and Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on August 24, 2007.
10.19*	Change in Control Agreement, dated as of December 30, 2008, by and between the Company and Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.7 to Form 10-K (file no. 001-14901) for the year ended December 31, 2008, filed on February 17, 2009.
10.20*	Change in Control Severance Agreement, dated October 28, 2019, by and between the Company and Olayemi Akinkugbe, incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-14901) for the quarter ended September 30, 2019, filed on October 29, 2019.

10.21*	Change in Control Severance Agreement, dated as of February 4, 2021, by and between the Company and Alan Shepard, incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2022, filed on July 28, 2022.
10.22*	Change in Control Severance Agreement, dated as of January 30, 2023, by and between the Company and Navneet Behl, filed herewith.
10.23*	Letter Agreement, dated November 18, 2022, by and between the Company and Chad Griffith, filed herewith.
10.24*	Form of Indemnification Agreement for Directors and Executive Officers of the Company dated February 7, 2022, incorporated by reference to Exhibit 10.20 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022.
10.25*	Amended and Restated CNX Resources Corporation Executive Annual Incentive Plan, incorporated by reference to Exhibit 10.49 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.26*	CNX Resources Corporation Amended and Restated Equity and Incentive Compensation Plan, effective May 6, 2020, incorporated by reference to Exhibit 99.1 to Form 8-K (file no. 001-14901) filed on May 7, 2020.
10.27*	Amendment to CNX Resources Corporation Amended and Restated Equity and Incentive Compensation Plan, effective September 28, 2020, incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on September 28, 2020.
10.28*	Form of Non-Qualified Stock Option Award Agreement for Employees (February 17, 2009 and through 2012), incorporated by reference to Exhibit 10.28 to Form S-4 (file no. 333-157894) filed on June 26, 2009.
10.29*	Form of Employee Nonqualified Stock Option Agreement (May 26, 2016), incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2016, filed on July 29, 2016.
10.30*	Form of CNX Resources Corporation Non-Employee Director Non-Qualified Stock Option agreement (Amended and Restated on January 30, 2023), filed herewith.
10.31*	Form of Non-Qualified Stock Option Agreement for Employees (for 2020 awards), incorporated by reference to Exhibit 10.31 to Form 10-K (file no. 001-14901) for the year ended December 31, 2019, filed on February 10, 2020.
10.32*	Form of Restricted Stock Unit Award Under CNX Resources Corporation Amended and Restated Equity and Incentive Compensation Plan for Non-Employee Directors (Amended and Restated on January 30, 2023), filed herewith.
10.33*	Directors' Deferred Fee Plan (Amended and Restated on December 7, 2022), filed herewith.
10.34*	Investment Election Form Relating to Directors' Deferred Fee Plan (Amended and Restated on January 30, 2023), filed herewith.
10.35*	Form of Director Deferred Stock Unit Grant Agreement, filed herewith.
10.36*	Amended and Restated Retirement Restoration Plan of CNX Resources Corporation, as amended and restated effective December 2, 2008, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.71 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.37*	Amended and Restated Supplemental Retirement Plan of CNX Resources Corporation effective January 1, 2007, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.72 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.38*	Amendment, effective May 30, 2019, to the Amended and Restated Supplemental Retirement Plan of CNX Resources Corporation, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2019, filed on July 30, 2019.
10.39*	Amendment, effective September 24, 2019, to the Amended and Restated Supplemental Retirement Plan of CNX Resources Corporation as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.61 to Form 10-K (file no. 001-14901) for the year ended December 31, 2019, filed on February 10, 2020.

10.40*	CNX Resources Corporation Defined Contribution Restoration Plan, effective January 1, 2012, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.73 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.41*	Amendment, dated as of July 1, 2018, to the CNX Resources Corporation Defined Contribution Restoration Plan, effective January 1, 2012, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2018, filed on August 2, 2018.
10.42*	Executive Compensation Clawback Policy of the Company, dated as of January 28, 2014, incorporated by reference to Exhibit 10.11 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2014, filed on May 6, 2014.
10.43*	Change in Control Severance Agreement, dated as of February 4, 2021, by and between the Company and Alexander Reyes, incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2021, filed on April 29, 2021.
10.44*	Form of Restricted Stock Unit Award Agreement for CEO (for 2021 awards), incorporated by reference to Exhibit 10.67 to Form 10-K (file no. 001-14901) for the year ended December 31, 2020, filed on February 9, 2021.
10.45*	Form of Performance Share Unit Award Agreement for CEO (for 2021 awards), incorporated by reference to Exhibit 10.68 to Form 10-K (file no. 001-14901) for the year ended December 31, 2020, filed on February 9, 2021.
10.46*
Form of Performance-Based Restricted Stock Unit Award Agreement for CEO (for 2021 awards), incorporated by reference to Exhibit 10.69 to Form 10-K (file no. 001-14901) for the year ended December 31, 2020, filed on February 9, 2021.

10.47*	Form of Restricted Stock Unit Award Agreement for Non-CEO (for 2021 awards), incorporated by reference to Exhibit 10.70 to Form 10-K (file no. 001-14901) for the year ended December 31, 2020, filed on February 9, 2021.
10.48*	Form of Performance Share Unit Award Agreement for Non-CEO (for 2021 awards), incorporated by reference to Exhibit 10.71 to Form 10-K (file no. 001-14901) for the year ended December 31, 2020, filed on February 9, 2021.
10.49*
Form of Performance-Based Restricted Stock Unit Award Agreement for Non-CEO (for 2021 awards), incorporated by reference to Exhibit 10.72 to Form 10-K (file no. 001-14901) for the year ended December 31, 2020, filed on February 9, 2021.

10.50*	Form of Restricted Stock Unit Award Agreement for CEO (for awards made on or after 2022), incorporated by reference to Exhibit 10.64 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022.
10.51*	Form of Performance Share Unit Award Agreement for CEO (for awards made on or after 2022), incorporated by reference to Exhibit 10.65 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022.
10.52*	Form of Performance-Based Restricted Stock Unit Award Agreement for CEO (for awards made on or after 2022), incorporated by reference to Exhibit 10.66 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022.
10.53*	Form of Restricted Stock Unit Award Agreement for non-CEO (for awards made on or after 2022), incorporated by reference to Exhibit 10.67 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022.
10.54*	Form of Performance Share Unit Award Agreement for non-CEO (for awards made on or after 2022), incorporated by reference to Exhibit 10.68 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022.
10.55*	Form of Performance-Based Restricted Stock Unit Award Agreement for non-CEO (for awards made on or after 2022), incorporated by reference to Exhibit 10.69 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022.
21	Subsidiaries of CNX Resources Corporation, filed herewith.
23.1	Consent of Ernst & Young LLP, filed herewith.
23.2	Consent of Netherland, Sewell & Associates, Inc, filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Engineers' Audit Letter, filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 9th day of February, 2023.

CNX RESOURCES CORPORATION

By:	/s/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Director, Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 9th day of February, 2023, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ NICHOLAS J. DEIULIIS	Director, Chief Executive Officer and President
Nicholas J. DeIuliis	(Duly Authorized Officer and Principal Executive Officer)

/s/ ALAN K. SHEPARD	Chief Financial Officer
Alan K. Shepard	(Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/ JASON L. MUMFORD	Vice President and Controller
Jason L. Mumford

/s/ WILLIAM N. THORNDIKE JR.	Director and Chairman of the Board
William N. Thorndike Jr.

/s/ J. PALMER CLARKSON	Director
J. Palmer Clarkson

/s/ MAUREEN E. LALLY-GREEN	Director
Maureen E. Lally-Green

/s/ BERNARD LANIGAN JR.	Director
Bernard Lanigan Jr.

/s/ IAN MCGUIRE	Director
Ian McGuire

/s/ ROBERT O. AGBEDE	Director
Robert O. Agbede

SCHEDULE II
CNX RESOURCES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

		Additions	Deductions
	Balance at		Release of		Balance at
	Beginning	Charged to	Valuation	Charged to	End
	of Period	Expense	Allowance	Expense	of Period
Year Ended December 31, 2022
State Operating Loss Carry-Forwards	$112,298	$10,815	$—	$(46,242)	$76,871
Charitable Contributions	96	—	(96)	—	—
Foreign Tax Credits	39,404	—	(31,666)	—	7,738
Total	$151,798	$10,815	$(31,762)	$(46,242)	$84,609

Year Ended December 31, 2021
State Operating Loss Carry-Forwards	$79,198	$41,300	$(8,200)	$—	$112,298
Charitable Contributions	706	—	(610)	—	96
Foreign Tax Credits	43,194	—	(3,790)	—	39,404
Total	$123,098	$41,300	$(12,600)	$—	$151,798

Year Ended December 31, 2020
State Operating Loss Carry-Forwards	$81,202	$—	$(2,004)	$—	$79,198
Charitable Contributions	658	48	—	—	706
Foreign Tax Credits	43,194	—	—	—	43,194
Total	$125,054	$48	$(2,004)	$—	$123,098