Form 10-Q
period 2023-03-31
CNX Resources Corp
filed 2023-04-27
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of April 13, 2023
Common stock, $0.01 par value	165,575,514

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

PART I : FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended
(Unaudited)	March 31,
Revenue and Other Operating Income (Loss):	2023	2022
Natural Gas, NGLs and Oil Revenue	$455,639	$744,625
Gain (Loss) on Commodity Derivative Instruments	762,167	(1,726,394)
Purchased Gas Revenue	36,812	45,841
Other Revenue and Operating Income	21,359	22,830
Total Revenue and Other Operating Income (Loss)	1,275,977	(913,098)
Costs and Expenses:
Operating Expense
Lease Operating Expense	16,474	15,398
Production, Ad Valorem and Other Fees	9,641	9,927
Transportation, Gathering and Compression	98,096	88,286
Depreciation, Depletion and Amortization	105,222	118,623
Exploration and Production Related Other Costs	5,104	1,689
Purchased Gas Costs	34,347	44,816
Selling, General, and Administrative Costs	36,576	31,560
Other Operating Expense	15,139	12,170
Total Operating Expense	320,599	322,469
Other Expense
Other Expense (Income)	1,168	(736)
Gain on Asset Sales and Abandonments, net	(9,482)	(13,395)
Interest Expense	35,736	27,069
Total Other Expense	27,422	12,938
Total Costs and Expenses	348,021	335,407
Income (Loss) Before Income Tax	927,956	(1,248,505)
Income Tax Expense (Benefit)	217,561	(325,564)
Net Income (Loss)	$710,395	$(922,941)

Earnings (Loss) per Share
Basic	$4.22	$(4.62)
Diluted	$3.61	$(4.62)

Dividends Declared	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(Dollars in thousands)	March 31,
(Unaudited)	2023	2022
Net Income (Loss)	$710,395	$(922,941)
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $(27), $(48))	72	135

Comprehensive Income (Loss)	$710,467	$(922,806)

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,799	$21,321
Accounts and Notes Receivable:
Trade, net	136,208	348,458
Other Receivables, net	8,015	6,184
Supplies Inventories	29,339	27,156
Derivative Instruments	159,794	154,474
Prepaid Expenses	15,443	16,211
Total Current Assets	351,598	573,804
Property, Plant and Equipment:
Property, Plant and Equipment	12,099,212	11,907,698
Less—Accumulated Depreciation, Depletion and Amortization	4,913,268	4,811,189
Total Property, Plant and Equipment—Net	7,185,944	7,096,509
Other Non-Current Assets:
Operating Lease Right-of-Use Assets	170,376	174,849
Derivative Instruments	208,933	244,931
Goodwill	323,314	323,314
Other Intangible Assets	75,352	76,990
Other	24,628	25,376
Total Other Non-Current Assets	802,603	845,460
TOTAL ASSETS	$8,340,145	$8,515,773

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	March 31, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$195,867	$191,343
Derivative Instruments	242,900	782,653
Current Portion of Finance Lease Obligations	1,423	881
Current Portion of Operating Lease Obligations	50,844	47,436
Other Accrued Liabilities	213,874	290,491
Total Current Liabilities	704,908	1,312,804
Non-Current Liabilities:
Long-Term Debt	2,203,108	2,205,735
Finance Lease Obligations	4,023	1,970
Operating Lease Obligations	122,726	132,105
Derivative Instruments	1,124,884	1,517,021
Deferred Income Taxes	449,656	232,280
Asset Retirement Obligations	89,619	89,079
Other	73,925	74,318
Total Non-Current Liabilities	4,067,941	4,252,508
TOTAL LIABILITIES	4,772,849	5,565,312
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 165,936,491 Issued and Outstanding at March 31, 2023; 170,841,164 Issued and Outstanding at December 31, 2022	1,663	1,712
Capital in Excess of Par Value	2,468,079	2,506,269
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	1,103,995	448,993
Accumulated Other Comprehensive Loss	(6,441)	(6,513)
TOTAL STOCKHOLDERS' EQUITY	3,567,296	2,950,461
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,340,145	$8,515,773

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
December 31, 2022	$1,712	$2,506,269	$448,993	$(6,513)	$2,950,461
(Unaudited)
Net Income	—	—	710,395	—	710,395
Issuance of Common Stock	1	609	—	—	610
Purchase and Retirement of Common Stock	(59)	(47,428)	(46,049)	—	(93,536)
Shares Withheld for Taxes	—	—	(9,344)	—	(9,344)
Amortization of Stock-Based Compensation Awards	9	8,629	—	—	8,638
Other Comprehensive Income	—	—	—	72	72
March 31, 2023	$1,663	$2,468,079	$1,103,995	$(6,441)	$3,567,296
(Dollars in thousands)
December 31, 2021	$2,039	$2,834,863	$877,894	$(14,523)	$3,700,273
(Unaudited)
Net Loss	—	—	(922,941)	—	(922,941)
Issuance of Common Stock	1	607	—	—	608
Purchase and Retirement of Common Stock	(91)	(72,561)	(78,323)	—	(150,975)
Shares Withheld for Taxes	—	—	(5,582)	—	(5,582)
Amortization of Stock-Based Compensation Awards	6	7,325	—	—	7,331
Other Comprehensive Income	—	—	—	135	135
Cumulative Effect of Adoption of New Accounting Standard	—	(78,284)	18,947	—	(59,337)
March 31, 2022	$1,955	$2,691,950	$(110,005)	$(14,388)	$2,569,512

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended
Dollars in Thousands	March 31,
Cash Flows from Operating Activities:	2023	2022
Net Income (Loss)	$710,395	$(922,941)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	105,222	118,623
Amortization of Deferred Financing Costs	2,297	2,042
Stock-Based Compensation	8,638	7,331
Gain on Asset Sales and Abandonments, net	(9,482)	(13,395)
(Gain) Loss on Commodity Derivative Instruments	(762,167)	1,726,394
Loss (Gain) on Other Derivative Instruments	961	(5,223)
Net Cash Paid in Settlement of Commodity Derivative Instruments	(140,005)	(270,842)
Deferred Income Taxes	217,349	(334,184)
Other	(114)	1,700
Changes in Operating Assets:
Accounts and Notes Receivable	210,383	66,577
Recoverable Income Taxes	—	72
Supplies Inventories	(2,183)	(322)
Prepaid Expenses	768	2,366
Changes in Other Assets	(153)	322
Changes in Operating Liabilities:
Accounts Payable	(19,242)	(2,032)
Accrued Interest	2,216	(13,595)
Other Operating Liabilities	(75,792)	(26,086)
Changes in Other Liabilities	(353)	(412)
Net Cash Provided by Operating Activities	248,738	336,395
Cash Flows from Investing Activities:
Capital Expenditures	(170,028)	(122,316)
Proceeds from Asset Sales	10,517	19,423
Net Cash Used in Investing Activities	(159,511)	(102,893)
Cash Flows from Financing Activities:
Proceeds from CNXM Revolving Credit Facility Borrowings	72,750	111,200
Repayments of CNXM Revolving Credit Facility Borrowings	(90,450)	(86,000)
Proceeds from CNX Revolving Credit Facility Borrowings	460,400	574,650
Repayments of CNX Revolving Credit Facility Borrowings	(446,600)	(670,650)
Payments on Other Debt	(348)	(154)
Proceeds from Issuance of Common Stock	610	608
Shares Withheld for Taxes	(9,344)	(5,582)
Purchases of Common Stock	(94,759)	(152,473)
Debt Issuance and Financing Fees	(8)	(96)
Net Cash Used in Financing Activities	(107,749)	(228,497)
Net (Decrease) Increase in Cash, Cash Equivalents	(18,522)	5,005
Cash and Cash Equivalents at Beginning of Period	21,321	3,565
Cash and Cash Equivalents at End of Period	$2,799	$8,570

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheet at December 31, 2022 has been derived from the Audited Consolidated Financial Statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2022 included in CNX Resources Corporation's ("CNX," "CNX Resources," the "Company," "we," "us," or "our") Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on February 9, 2023.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Cash & Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term securities with original maturities of three months or less.

Receivables

As of March 31, 2023 and December 31, 2022, Accounts Receivable - Trade were $136,208 and $348,458, respectively, and Other Receivables were $8,015 and $6,184, respectively.

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

The following represents activity related to the allowance for credit losses for the three months ended:

	March 31,
	2023	2022
Allowance for Credit Losses - Trade, Beginning of Year	$84	$84
Provision for Expected Credit Losses	—	—
Allowance for Credit Losses - Trade, End of Period	$84	$84

Allowance for Credit Losses - Other Receivables, Beginning of Year	$2,937	$3,322
Provision for Expected Credit Losses	(46)	50
Write-off of Uncollectible Accounts	—	(124)
Allowance for Credit Losses - Other Receivables, End of Period	$2,891	$3,248

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

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2023	2022
Anti-Dilutive Options	10,850	2,347,218
Anti-Dilutive Restricted Stock Units	484,301	2,493,698
Anti-Dilutive Performance Share Units	—	2,071,418
	495,151	6,912,334

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

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended March 31,
	2023	2022
Options	55,993	83,424
Restricted Stock Units	877,087	915,921
Performance Share Units	567,524	72,353
	1,500,604	1,071,698

The computations for basic and diluted loss per share are as follows:

	For the Three Months Ended March 31,
	2023	2022
Net Income (Loss)	$710,395	$(922,941)
Basic Earnings (Loss) Available to Shareholders	$710,395	$(922,941)

Effect of Dilutive Securities:
Add Back Interest on Convertible Notes (Net of Tax)	$1,432	$—
Diluted Earnings (Loss) Available to Shareholders	$711,827	$(922,941)

Weighted-Average Shares of Common Stock Outstanding	168,452,107	199,854,257
Effect of Diluted Shares:*
Options	1,033,194	—
Restricted Stock Units	970,567	—
Performance Share Units	937,137	—
Convertible Notes	25,751,869	—
Weighted-Average Diluted Shares of Common Stock Outstanding	197,144,874	199,854,257

Earning (Loss) per Share:
Basic	$4.22	$(4.62)
Diluted	$3.61	$(4.62)
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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended March 31,
	2023	2022
Revenue from Contracts with Customers:
Natural Gas Revenue	$403,810	$675,274
NGL Revenue	46,056	64,796
Oil/Condensate Revenue	5,773	4,555
Total Natural Gas, NGL and Oil Revenue	455,639	744,625

Purchased Gas Revenue	36,812	45,841

Other Sources of Revenue and Other Operating Income (Loss):
Gain (Loss) on Commodity Derivative Instruments	762,167	(1,726,394)
Other Revenue and Operating Income	21,359	22,830
Total Revenue and Other Operating Income (Loss)	$1,275,977	$(913,098)

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

For natural gas, NGL and oil revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $36,527 as of March 31, 2023. The Company expects to recognize net revenue of $20,620 in the next 12 months and $13,086 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGL and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For each of the three months ended March 31, 2023 and 2022, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—INCOME TAXES:

The effective tax rates for the three months ended March 31, 2023 and 2022 were 23.4% and 26.1%, respectively. The effective tax rate for the three months ended March 31, 2023 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of equity compensation, federal tax credits, and state taxes primarily due to a West Virginia tax law change. The effective tax rate for the three months ended March 31, 2022 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of equity compensation and state taxes.

The total amount of uncertain tax positions at March 31, 2023 and December 31, 2022 was $89,341 and $82,245, respectively. If these uncertain tax positions were recognized, approximately $89,341 and $82,245 would affect CNX's effective tax rate at March 31, 2023 and December 31, 2022, respectively. In 2023, CNX recognized an increase in unrecognized tax benefits of $7,096 for tax benefits resulting from tax positions anticipated to be taken on our 2023 federal tax return for additional federal tax credits.

CNX recognizes accrued interest and penalties related to uncertain tax positions in interest expense and income tax expense, respectively. As of March 31, 2023 and December 31, 2022, CNX had no accrued liabilities for interest and penalties related to uncertain tax positions.

CNX and its subsidiaries file federal income tax returns with the United States and tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2019.

West Virginia enacted legislation in March 2023 for public companies which allows for a deduction for the deferred tax adjustment as of January 1, 2022 resulting from the change in state apportionment methodology from three factor to single sales factor and elimination of the throw-out rule if the change results in an aggregate increase in net deferred tax liabilities, decrease in net deferred tax assets, or change from a net deferred tax asset to a net deferred tax liability. The deduction is available over a ten-year period beginning with the first tax year on or after January 1, 2033. The Company has recorded a discrete income tax benefit of approximately $15,983 in the Consolidated Statements of Income to reflect the recent legislative change resulting in a decrease to deferred tax liabilities in the Consolidated Balance Sheet.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT:

	March 31, 2023	December 31, 2022
Intangible Drilling Cost	$5,668,046	$5,554,021
Gas Gathering Equipment	2,557,377	2,542,587
Gas Wells and Related Equipment	1,394,507	1,342,719
Proved Gas Properties	1,362,053	1,345,114
Unproved Gas Properties	726,114	734,890
Surface Land and Other Equipment	192,905	193,153
Other	198,210	195,214
Total Property, Plant and Equipment	12,099,212	11,907,698
Less: Accumulated Depreciation, Depletion and Amortization	4,913,268	4,811,189
Total Property, Plant and Equipment - Net	$7,185,944	$7,096,509

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill:

All goodwill is attributed to the Midstream reporting unit within the Shale segment. Goodwill is evaluated for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount.

The accumulated impairment loss on goodwill is $473,045, resulting in a carrying value of $323,314, at both March 31, 2023 and December 31, 2022.

Other Intangible Assets:

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	March 31, 2023	December 31, 2022
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	34,400	32,762
Total Other Intangible Assets, net	$75,352	$76,990

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets was $1,638 for the three months ended March 31, 2023 and $1,639 for the three months ended March 31, 2022. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

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

The CNX Credit Agreement also requires that CNX maintain a maximum net leverage ratio of no greater than 3.50 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding derivative asset/liability position, and convertible note liability until one year prior to maturity, and borrowings under the revolver, measured quarterly. The calculation of all of the ratios excludes CNX Gathering and CNXM and its subsidiaries. CNX was in compliance with all financial covenants as of March 31, 2023.

At March 31, 2023, the CNX Credit Agreement had $13,800 of borrowings outstanding, with a weighted average interest rate of 8.75%, and $141,936 of letters of credit outstanding, leaving $1,144,264 of unused capacity. At December 31, 2022, the CNX Credit Agreement had no borrowings outstanding and $171,272 of letters of credit outstanding, leaving $1,128,728 of unused capacity.

CNX Midstream Partners LP (CNXM):
On May 5, 2022 CNXM amended its Amended and Restated Credit Agreement dated October 6, 2021, which provides for a $600,000 senior secured revolving credit facility (as amended, the "CNXM Credit Agreement") that matures on October 6, 2026. Revisions were made to replace LIBOR as a benchmark interest rate with SOFR. CNXM remains the borrower and certain of its subsidiaries remain as guarantor loan parties on the CNXM Credit Agreement. The CNXM Credit Agreement replaced the prior CNXM revolving credit facility and is not subject to semi-annual redetermination. CNX is not a guarantor under the CNXM Credit Agreement.
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

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum net leverage ratio of no greater than between 5.00 to 1.00 ranging to no greater than 5.25 to 1.00 in certain circumstances; (y) a maximum secured leverage ratio of no greater than 3.25 to 1.00; and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00; in each case as calculated in accordance with the terms and definitions determining such ratios contained in the CNXM Credit Agreement. CNXM was in compliance with all financial covenants as of March 31, 2023.

At March 31, 2023, the CNXM Credit Agreement had $136,000 of borrowings outstanding, with a weighted average interest rate of 6.87% and no letters of credit outstanding, leaving $464,000 of unused capacity. At December 31, 2022, the CNXM Credit Agreement had $153,700 of borrowings outstanding, with a weighted average interest rate of 6.45%, and $30 of letters of credit outstanding, leaving $446,270 of unused capacity.

NOTE 8—OTHER ACCRUED LIABILITIES:

	March 31, 2023	December 31, 2022
Royalties	$102,054	$144,482
Accrued Interest	38,960	36,744
Deferred Revenue	18,596	22,095
Transportation Charges	12,788	12,808
Accrued Other Taxes	7,976	14,067
Accrued Payroll & Benefits	7,262	6,318
Short-Term Incentive Compensation	3,227	18,956
Purchased Gas Payable	1,520	5,266
Other	9,865	18,142
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	9,735	9,735
Salary Retirement	1,891	1,878
Total Other Accrued Liabilities	$213,874	$290,491

NOTE 9—LONG-TERM DEBT:

	March 31, 2023	December 31, 2022
Senior Notes due January 2029 at 6.00%, Issued at Par Value	$500,000	$500,000
Senior Notes due January 2031 at 7.375% (Principal of $500,000 less Unamortized Discount of $5,873 and $6,061, respectively)	494,127	493,939
CNX Midstream Partners LP Senior Notes due April 2030 at 4.75% (Principal of $400,000 less Unamortized Discount of $4,086 and $4,231, respectively)*	395,914	395,769
Senior Notes due March 2027 at 7.25% (Principal of $350,000 plus Unamortized Premium of $2,131 and $2,266, respectively)	352,131	352,266
Convertible Senior Notes due May 2026 at 2.25% (Principal of $330,654 less Unamortized Discount and Issuance Costs of $5,997 and $6,460, respectively)	324,657	324,194
CNX Midstream Partners LP Revolving Credit Facility*	136,000	153,700
CNX Revolving Credit Facility	13,800	—
Less: Unamortized Debt Issuance Costs	13,521	14,133
Long-Term Debt	$2,203,108	$2,205,735
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
•during the five (5) consecutive Business Days immediately after any ten (10) consecutive trading day period (such ten (10) consecutive Trading Day period, the "Measurement Period") if the trading Price per $1,000 principal amount of Notes, as determined following a request by a Holder in accordance with the procedures set forth in the indenture, for each trading day of the Measurement Period was less than ninety eight percent (98%) of the product of the last reported sale price per share of common stock on such trading day and the conversion rate on such trading day;
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
If certain corporate events that constitute a “Fundamental Change” (as defined in the indenture governing the Convertible Notes) occur, then noteholders may require the Company to repurchase their Convertible Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock. At March 31, 2023, the conditions allowing holders of the Convertible Notes to exercise their conversion right were not met and as of March 31, 2023, the Convertible Notes were not convertible. The Convertible Notes are therefore classified as long-term debt at March 31, 2023.

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

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

	March 31, 2023	December 31, 2022
Liability Component:
Principal	$330,654	$330,654
Unamortized Issuance Costs	(5,997)	(6,460)
Net Carrying Amount	$324,657	$324,194

Fair Value	$460,548	$483,581
Fair Value Hierarchy	Level 2	Level 2

Interest expense related to the Convertible Notes is as follows:

	For the Three Months Ended March 31,
	2023	2022
Contractual Interest Expense	$1,860	$1,941
Amortization of Issuance Costs	463	471
Total Interest Expense	$2,323	$2,412

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

At March 31, 2023, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third-parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on CNX's financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$138,849	$138,849	$—	$—	$—
Other	3,087	3,087	—	—	—
Total Letters of Credit	141,936	141,936	—	—	—
Surety Bonds:
Employee-Related	2,250	2,250	—	—	—
Environmental	11,689	10,259	1,430	—	—
Firm Transportation	29,336	29,336	—	—	—
Financial Guarantees	81,270	81,270	—	—	—
Other	8,637	7,562	1,075	—	—
Total Surety Bonds	133,182	130,677	2,505	—	—
Total Commitments	$275,118	$272,613	$2,505	$—	$—

Excluded from the above table are commitments and guarantees entered into in conjunction with the spin-off of the Company's coal business in November 2017. Although CONSOL has agreed to indemnify CNX to the extent that CNX would be called upon to pay any of these liabilities, there is no assurance that CONSOL will satisfy its obligations to indemnify CNX in the event that CNX is so called upon (See "Item 1A. Risk Factors" in CNX's 2022 Annual Report on Form 10-K as filed with the SEC on February 9, 2023 ("2022 Form 10-K") for additional information).

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of March 31, 2023, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$246,604
1 - 3 years	445,447
3 - 5 years	361,688
More than 5 years	687,606
Total Purchase Obligations	$1,741,345

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

In March 2020, CNX entered into an interest rate swap agreement, inclusive of a put option at zero basis points, related to $160,000 of borrowings under the CNX Credit Facility which has the economic effect of modifying the variable-interest obligation into a fixed-interest obligation over a four year period.

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

CNX enters into financial derivative instruments (over-the-counter swaps) to manage its exposure to natural gas and NGL price fluctuations. Typically, CNX "sells" swaps under which it receives a fixed price from counterparties and pays a floating market price. In order to lock in certain margins while balancing its basis hedges, during the first quarter of 2022, CNX purchased, rather than sold, financial natural gas swaps for the period April through October of 2022. Under these purchased financial swaps, CNX pays a fixed price to, and receives a floating price from, its hedge counterparties. Purchased swaps have the effect of reducing total hedged volumes for the period of the swap. Commodity hedges are accounted for on a mark-to-market basis with changes in fair value recorded in current period earnings.

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

The total notional amounts of CNX's derivative instruments were as follows:

	March 31,	December 31,	Forecasted to
	2023	2022	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,631.9	1,607.9	2027
Natural Gas Basis Swaps (Bcf)	1,005.5	1,023.7	2027
Propane Commodity Swaps (Mbbls)	292.0	—	2024
Interest Rate Swaps	$410,000	$410,000	2024

The gross fair value of CNX's derivative instruments was as follows:

	March 31,	December 31,
	2023	2022
Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$106,198	$21,759
Propane Swaps	631	—
Basis Only Swaps	38,618	118,115
Interest Rate Swaps	14,347	14,600
Total Current Assets	$159,794	$154,474

Other Non-Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$85,035	$42,786
Basis Only Swaps	122,480	197,280
Interest Rate Swaps	1,418	4,865
Total Other Non-Current Assets	$208,933	$244,931

Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$185,159	$732,717
Propane Swaps	33	—
Basis Only Swaps	46,407	38,559
Interest Rate Swaps	11,301	11,377
Total Current Liabilities	$242,900	$782,653

Non-Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$1,081,287	$1,466,124
Basis Only Swaps	42,735	47,370
Interest Rate Swaps	862	3,527
Total Non-Current Liabilities	$1,124,884	$1,517,021

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Realized (Loss) Gain on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$(49,926)	$(271,819)
Natural Gas Basis Swaps	(11,106)	977
Total Realized Loss on Commodity Derivative Instruments	(61,032)	(270,842)

Unrealized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	980,836	(1,654,113)
Natural Gas Basis Swaps	(158,235)	198,561
Propane Swaps	598	—
Total Unrealized Gain (Loss) on Commodity Derivative Instruments	823,199	(1,455,552)

Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	930,910	(1,925,932)
Natural Gas Basis Swaps	(169,341)	199,538
Propane Swaps	598	—
Total Gain (Loss) on Commodity Derivative Instruments	$762,167	$(1,726,394)

The effect of interest rate swaps on Interest Expense in the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Cash Received (Paid) in Settlement of Interest Rate Swaps	$799	$(937)
Unrealized (Loss) Gain on Interest Rate Swaps	(960)	5,223
(Loss) Gain on Interest Rate Swaps	$(161)	$4,286

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
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at March 31, 2023				Fair Value Measurements at December 31, 2022
Description	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Gas Derivatives	$—	$(1,002,659)	*	$—	$—	$(1,904,830)	**	$—
Interest Rate Swaps	$—	$3,602		$—	$—	$4,561		$—
*Includes $1,311 of gas derivatives that have been settled but not received.
**Includes $77,662 of gas derivatives that have been settled but not paid.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$2,799	$2,799	$21,321	$21,321
Long-Term Debt (Excluding Debt Issuance Costs)	$2,216,629	$2,256,540	$2,219,868	$2,240,919
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
The Company evaluates the performance of its reportable segments based on total revenue and other operating income and operating expenses directly attributable to that segment. Certain expenses are managed outside the reportable segments and therefore are not allocated. These expenses include, but are not limited to, interest expense and other corporate expenses such as selling, general and administrative costs.
CNX's principal activity is to produce pipeline quality natural gas for sale primarily to gas wholesalers and the Company has two reportable segments that conducts those operations: Shale and Coalbed Methane. The Other Segment includes nominal shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, exploration and production related other costs, new technologies, as well as various other expenses that are managed outside the reportable segments as discussed above. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses.

Industry segment results for the three months ended March 31, 2023 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$407,198	$48,036	$405	$455,639	(A)
Purchased Gas Revenue	—	—	36,812	36,812
(Loss) Gain on Commodity Derivative Instruments	(56,336)	(4,672)	823,175	762,167
Other Revenue and Operating Income	16,754	—	4,605	21,359	(B)
Total Revenue and Other Operating Income	$367,616	$43,364	$864,997	$1,275,977
Total Operating Expense	$188,117	$36,420	$96,062	$320,599
Earnings Before Income Tax	$179,499	$6,944	$741,513	$927,956
Segment Assets	$6,536,697	$955,280	$848,168	$8,340,145	(C)
Depreciation, Depletion and Amortization	$88,110	$12,447	$4,665	$105,222
Capital Expenditures	$159,349	$9,459	$1,220	$170,028

(A)    Included in Total Natural Gas, NGLs and Oil Revenue are sales of $55,101 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(B)    Includes midstream revenue of $16,754 and equity in earnings of unconsolidated affiliates of $114 for Shale and Other, respectively.
(C)    Includes investments in unconsolidated equity affiliates of $11,828.

Industry segment results for the three months ended March 31, 2022 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$680,811	$63,373	$441	$744,625	(D)
Purchased Gas Revenue	—	—	45,841	45,841
Loss on Commodity Derivative Instruments	(249,458)	(21,280)	(1,455,656)	(1,726,394)
Other Revenue and Operating Income	17,657	—	5,173	22,830	(E)
Total Revenue and Other Operating Income (Loss)	$449,010	$42,093	$(1,404,201)	$(913,098)
Total Operating Expense	$197,429	$30,580	$94,460	$322,469
Earnings (Loss) Before Income Tax	$251,581	$11,513	$(1,511,599)	$(1,248,505)
Segment Assets	$6,020,173	$1,032,602	$1,170,749	$8,223,524	(F)
Depreciation, Depletion and Amortization	$101,444	$13,239	$3,940	$118,623
Capital Expenditures	$118,800	$2,395	$1,121	$122,316

(D)    Included in Total Natural Gas, NGLs and Oil Revenue are sales of $91,992 to Direct Energy Business Marketing LLC and $86,564 to Citadel Energy Marketing LLC, each of which comprises over 10% of revenue from contracts with external customers for the period.
(E)    Includes midstream revenue of $17,657 and equity in earnings of unconsolidated affiliates of $800 for Shale and Other, respectively.
(F)    Includes investments in unconsolidated equity affiliates of $15,602.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income (Loss)

	For the Three Months Ended March 31,
	2023	2022
Total Segment Revenue from Contracts with External Customers	$509,205	$808,123
Gain (Loss) on Commodity Derivative Instruments	762,167	(1,726,394)
Other Operating Income	4,605	5,173
Total Consolidated Revenue and Other Operating Income (Loss)	$1,275,977	$(913,098)

NOTE 14—STOCK REPURCHASE:
On January 26, 2021, the Company’s Board of Directors approved an increase in the aggregate amount of the previous $750,000 stock repurchase program plan to $900,000, and on October 25, 2021, the Board of Directors approved an additional increase in the aggregate amount of the stock repurchase program plan to $1,900,000. As of March 31, 2023 the amount available under the stock repurchase program is $354,108, and is not subject to an expiration date. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans.

During the three months ended March 31, 2023, 5,838,635 shares were repurchased and retired at an average price of $15.88 per share for a total cost of $93,536 which includes the one-percent excise tax under the Inflation Reduction Act of 2022. During the three months ended March 31, 2022, 9,081,396 shares were repurchased and retired at an average price of $16.60 per share for a total cost of $150,975.

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION:

The following are non-cash transactions that impact the investing and financing activities of CNX.
As of March 31, 2023 and December 31, 2022, CNX purchased goods and services related to capital projects in the amount of $44,512 and $56,052, respectively, which are included in accounts payable.

The following table shows cash paid:

	For the Three Months Ended March 31,
	2023	2022
Interest (Net of Amounts Capitalized)	$30,094	$43,901
Income Taxes	$3,500	$—

NOTE 16—RECENT ACCOUNTING PRONOUNCEMENTS:

CNX has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q. The information provided below supplements, but does not form part of, CNX's financial statements. This discussion contains forward-looking statements that are based on the current views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from any such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact future operating performance or financial condition, please see "Part I. Item 1A. Risk Factors" and the section entitled "Forward-Looking Statements" contained in our Annual Report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on February 9, 2023. CNX does not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

General

CNX continually monitors factors that could cause actual results of operations to differ from historical results or current expectations. Examples include the conflict between Russia and Ukraine and the recent announcement by the Organization of the Petroleum Exporting Countries ("OPEC") to cut production, both of which have had an impact on global commodity prices. These and other factors could affect the Company’s operations, earnings and cash flows for any period and could cause such results to not be comparable to those of the same period in previous years. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

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

Inflation

Heightened levels of inflation, primarily related to steel, diesel fuel and labor, continue to present risk for CNX and the broader natural gas industry. CNX experienced higher capital costs from inflation in the three months ended March 31, 2023. If inflation continues at its current levels or increases further for any extended period of time, and CNX is unable to successfully mitigate the impact, our costs could increase further, having a greater impact on our financial position. Rising interest rates could also increase our borrowing costs on new debt and could affect the fair value of our investments. CNX remains committed to our ongoing efforts to increase the efficiency of our operations and improve costs, which may, in part, offset cost increases from inflation.

Hedging Update:

Total hedged natural gas production in the second quarter of 2023 is 113.1 Bcf. CNX's annual gas hedge position is shown in the table below:

	2023	2024
Volumes Hedged (Bcf), as of 4/6/23	433.0(1)	405.6
1Includes actual settlements of 106.8 Bcf.

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

Results of Operations - Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Net Income (Loss)
CNX reported net income of $710 million, or earnings per diluted share of $3.61, for the three months ended March 31, 2023, compared to a net loss of $923 million, or a loss per diluted share of $4.62, for the three months ended March 31, 2022.

Included in the earnings for the three months ended March 31, 2023 was an unrealized gain on commodity derivative instruments of $823 million. Included in the loss for the three months ended March 31, 2022 was an unrealized loss on commodity derivative instruments of $1,456 million.

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

Non-GAAP Financial Measures Reconciliation

	For the Three Months Ended March 31,
(Dollars in millions)	2023	2022
Total Revenue and Other Operating Income (Loss)	$1,276	$(913)
Add (Deduct):
Purchased Gas Revenue	(37)	(46)
Unrealized (Gain) Loss on Commodity Derivative Instruments	(823)	1,456
Other Revenue and Operating Income	(21)	(23)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$395	$474

Total Operating Expense	$320	$322
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(3)	(3)
Exploration and Production Related Other Costs	(5)	(2)
Purchased Gas Costs	(34)	(45)
Selling, General and Administrative Costs	(37)	(31)
Other Operating Expense	(15)	(12)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$226	$229
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

	For the Three Months Ended March 31,
	2023		2022		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		135.9		150.9		(15.0)

Natural Gas, NGL and Oil Revenue	$456	$3.39	$745	$5.05	$(289)	$(1.66)
Loss on Commodity Derivative Instruments - Cash Settlement - Gas	(61)	(0.49)	(271)	(1.91)	210	1.42
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	395	2.90	474	3.14	(79)	(0.24)
Lease Operating Expense	16	0.12	15	0.10	1	0.02
Production, Ad Valorem, and Other Fees	10	0.07	10	0.07	—	—
Transportation, Gathering and Compression	98	0.72	88	0.59	10	0.13
Depreciation, Depletion and Amortization (DD&A)	102	0.75	116	0.76	(14)	(0.01)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	226	1.66	229	1.52	(3)	0.14
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$169	$1.24	$245	$1.62	$(76)	$(0.38)
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 15.0 Bcfe decrease in volumes in the period-to-period comparison was primarily due to various operational delays and challenges that occurred in 2022, which impacted current period production due to the timing of wells being turned-in-line. The remaining variance is due to normal production declines.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense increased on a per unit basis primarily due to an increase in repair and maintenance expense and the overall decrease in volumes.
•Transportation, gathering and compression expense increased on a per unit basis primarily due to increased processing costs due to a wetter production mix, increased electrical compression expense, increased repairs and maintenance expense and lower volumes.
•Depreciation, depletion and amortization expense decreased on a per unit basis due to a lower annual depletion rate primarily resulting from low cost reserve additions from development during the 2022 period.

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Three Months Ended March 31,
in thousands (unless noted)	2023	2022	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	10,061	8,506	1,555	18.3%
Sales Volume (Mbbls)	1,677	1,418	259	18.3%
Gross Price ($/Bbl)	$27.48	$45.72	$(18.24)	(39.9)%
Gross NGL Revenue	$46,056	$64,796	$(18,740)	(28.9)%

Oil/Condensate:
Sales Volume (MMcfe)	515	355	160	45.1%
Sales Volume (Mbbls)	86	59	27	45.8%
Gross Price ($/Bbl)	$67.32	$77.04	$(9.72)	(12.6)%
Gross Oil/Condensate Revenue	$5,773	$4,555	$1,218	26.7%

NATURAL GAS
Sales Volume (MMcf)	125,290	142,001	(16,711)	(11.8)%
Sales Price ($/Mcf)	$3.22	$4.76	$(1.54)	(32.4)%
Gross Natural Gas Revenue	$403,810	$675,274	$(271,464)	(40.2)%

Hedging Impact ($/Mcf)	$(0.49)	$(1.91)	$1.42	74.3%
Loss on Commodity Derivative Instruments - Cash Settlement	$(61,032)	$(270,842)	$209,810	77.5%

The decrease in gross revenue was primarily the result of the $1.54 per Mcf decrease in natural gas prices, when excluding the impact of hedging, the 15.0 Bcfe decrease in sales volumes and the $18.24 per Bbl decrease in NGL prices. These decreases were offset, in-part, by the impact of the change in the loss on commodity derivative instruments - cash settlement related to the Company's hedging program.

SEGMENT ANALYSIS for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

	For the Three Months Ended				Difference to Three Months Ended
	March 31, 2023				March 31, 2022
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$407	$48	$1	$456	$(274)	$(15)	$—	$(289)
(Loss) Gain on Commodity Derivative Instruments	(56)	(5)	823	762	194	16	2,279	2,489
Purchased Gas Revenue	—	—	37	37	—	—	(9)	(9)
Other Revenue and Operating Income	17	—	4	21	(1)	—	(1)	(2)
Total Revenue and Other Operating Income	368	43	865	1,276	(81)	1	2,269	2,189
Lease Operating Expense	11	5	—	16	(1)	1	1	1
Production, Ad Valorem, and Other Fees	7	3	—	10	—	—	—	—
Transportation, Gathering and Compression	82	16	—	98	5	5	—	10
Depreciation, Depletion and Amortization	88	12	5	105	(13)	(1)	—	(14)
Exploration and Production Related Other Costs	—	—	5	5	—	—	3	3
Purchased Gas Costs	—	—	34	34	—	—	(11)	(11)
Selling, General and Administrative Costs	—	—	37	37	—	—	6	6
Other Operating Expense	—	—	15	15	—	—	3	3
Total Operating Expense	188	36	96	320	(9)	5	2	(2)
Other Expense	—	—	1	1	—	—	2	2
Gain on Asset Sales and Abandonments, net	—	—	(9)	(9)	—	—	4	4
Interest Expense	—	—	36	36	—	—	9	9
Total Other Expense	—	—	28	28	—	—	15	15
Total Costs and Expenses	188	36	124	348	(9)	5	17	13
Earnings Before Income Tax	$180	$7	$741	$928	$(72)	$(4)	$2,252	$2,176

        SHALE SEGMENT

The Shale segment had earnings before income tax of $180 million for the three months ended March 31, 2023 compared to earnings before income tax of $252 million for the three months ended March 31, 2022.

	For the Three Months Ended March 31,
	2023	2022	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	114.8	130.5	(15.7)	(12.0)%
NGLs Sales Volumes (Bcfe)*	10.1	8.5	1.6	18.8%
Oil/Condensate Sales Volumes (Bcfe)*	0.5	0.4	0.1	25.0%
Total Shale Sales Volumes (Bcfe)*	125.4	139.4	(14.0)	(10.0)%

Average Sales Price - Natural Gas (per Mcf)	$3.10	$4.69	$(1.59)	(33.9)%
Loss on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(0.49)	$(1.91)	$1.42	74.3%
Average Sales Price - NGLs (per Mcfe)*	$4.58	$7.62	$(3.04)	(39.9)%
Average Sales Price - Oil/Condensate (per Mcfe)*	$11.20	$12.83	$(1.63)	(12.7)%

Total Average Shale Sales Price (per Mcfe)	$2.80	$3.10	$(0.30)	(9.7)%
Average Shale Lease Operating Expenses (per Mcfe)	0.09	0.08	0.01	12.5%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.06	0.06	—	—%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.66	0.55	0.11	20.0%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.69	0.73	(0.04)	(5.5)%
Total Average Shale Production Costs (per Mcfe)	$1.50	$1.42	$0.08	5.6%
Total Average Shale Production Margin (per Mcfe)	$1.30	$1.68	$(0.38)	(22.6)%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.
The Shale segment had natural gas, NGLs and oil/condensate revenue of $407 million for the three months ended March 31, 2023 compared to $681 million for the three months ended March 31, 2022. The $274 million decrease was due primarily to a 33.9% decrease in the average sales price for natural gas, a 10.0% decrease in total Shale sales volumes and a 39.9% decrease in the average sales price of NGLs. The decrease in total Shale volumes was primarily due to various operational delays and challenges that occurred in 2022, which impacted current period production due to the timing of wells being turned-in-line. The remaining variance is due to normal production declines.

The decrease in total average Shale sales price was primarily due to a $1.59 per Mcf decrease in average natural gas sales price and a $3.04 per Mcfe decrease in the average NGL sales price. These decreases were offset in part by a $1.42 per Mcf change in the realized loss on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 84.3 Bcf of the Company's produced Shale gas sales volumes for the three months ended March 31, 2023 at an average loss of $0.67 per Mcf hedged. For the three months ended March 31, 2022, these financial hedges represented approximately 108.0 Bcf at an average loss of $2.31 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $188 million for the three months ended March 31, 2023 compared to $197 million for the three months ended March 31, 2022. The decrease in total dollars and increase in unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $11 million for the three months ended March 31, 2023 compared to $12 million for the three months ended March 31, 2022. The decrease in total dollars was primarily related to a decrease in repairs and maintenance expense.

•Shale transportation, gathering and compression costs were $82 million for the three months ended March 31, 2023 compared to $77 million for the three months ended March 31, 2022. The increase in total dollars was primarily due to increased processing costs due to a wetter production mix and increased repairs and maintenance expense. The increase in unit costs was due to the increase in total dollars and the lower volumes.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $88 million for the three months ended March 31, 2023 compared to $101 million for the three months ended March 31, 2022. These amounts included depletion on a unit of production basis of $0.59 per Mcfe and $0.63 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of a lower annual depletion rate related to low-cost reserve additions from development in the 2022 period. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third-parties. The Shale segment had other revenue and operating income of $17 million for the three months ended March 31, 2023 compared to $18 million for the three months ended March 31, 2022. The decrease in the period-to-period comparison was primarily due to lower third-party gathering volumes due to normal production declines.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $7 million for the three months ended March 31, 2023 compared to earnings before income tax of $11 million for the three months ended March 31, 2022.

	For the Three Months Ended March 31,
	2023	2022	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	10.4	11.5	(1.1)	(9.6)%

Average Sales Price - Natural Gas (per Mcf)	$4.62	$5.53	$(0.91)	(16.5)%
Loss on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(0.45)	$(1.86)	$1.41	75.8%

Total Average CBM Sales Price (per Mcf)	$4.17	$3.68	$0.49	13.3%
Average CBM Lease Operating Expenses (per Mcf)	0.53	0.33	0.20	60.6%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.28	0.23	0.05	21.7%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.49	0.96	0.53	55.2%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.20	1.15	0.05	4.3%
Total Average CBM Production Costs (per Mcf)	$3.50	$2.67	$0.83	31.1%
Total Average CBM Production Margin (per Mcf)	$0.67	$1.01	$(0.34)	(33.7)%
The CBM segment had natural gas revenue of $48 million for the three months ended March 31, 2023 compared to $63 million for the three months ended March 31, 2022. The $15 million decrease was due to a 16.5% decrease in the average sales price for natural gas in the current period and a 9.6% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price increased $0.49 per Mcf due to a $1.41 per Mcf change in the realized loss on commodity derivative instruments resulting from the Company's hedging program, offset in part by a $0.91 per Mcf decrease in average natural gas sales price. The notional amounts associated with these financial hedges represented approximately 7.2 Bcf of the Company's produced CBM sales volumes for the three months ended March 31, 2023 at an average loss of $0.65 per Mcf hedged. For the three months ended March 31, 2022, these financial hedges represented approximately 9.2 Bcf at an average loss of $2.32 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $36 million for the three months ended March 31, 2023 compared to $31 million for the three months ended March 31, 2022. The increases in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $5 million for the three months ended March 31, 2023 compared to $4 million for the three months ended March 31, 2022. The increases in total dollars and unit costs were primarily due to increases in repairs and maintenance expense.

•CBM production, ad valorem and other fees were $3 million for both the three months ended March 31, 2023 and 2022. The increase in unit costs was due to the decrease in volumes.

•CBM transportation, gathering and compression costs were $16 million for the three months ended March 31, 2023 compared to $11 million for the three months ended March 31, 2022. The increase in total dollars was primarily due to increases in repairs and maintenance expense and electrical compression expense. The increase in unit costs was due to the increase in total dollars and the overall decrease in volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $12 million for the three months ended March 31, 2023 compared to $13 million for the three months ended March 31, 2022. These amounts included depletion on a unit of production basis of $0.64 per Mcfe for both periods. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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

The Other Segment had earnings before income tax of $741 million for the three months ended March 31, 2023 compared to a loss before income tax of $1,511 million for the three months ended March 31, 2022. The increase in total dollars is discussed below.

	For the Three Months Ended March 31,
	2023	2022	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.1	—	0.1	100.0%

Unrealized Gain (Loss) on Commodity Derivative Instruments

For the three months ended March 31, 2023, the Other Segment recognized an unrealized gain on commodity derivative instruments of $823 million. For the three months ended March 31, 2022, the Other Segment recognized an unrealized loss on commodity derivative instruments of $1,456 million. The unrealized gain or loss on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $37 million for the three months ended March 31, 2023 compared to $46 million for the three months ended March 31, 2022. Purchased gas costs were $34 million for the three months ended March 31, 2023 compared to $45 million for the three months ended March 31, 2022. The period-to-period decrease in purchased gas revenue was due to a decrease in averages sales price, offset in part by an increase in purchased gas sales volumes.

	For the Three Months Ended March 31,
	2023	2022	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	12.8	9.1	3.7	40.7%
Average Sales Price (per Mcf)	$2.86	$5.06	$(2.20)	(43.5)%
Purchased Gas Average Cost (per Mcf)	$2.67	$4.95	$(2.28)	(46.1)%

Other Operating Income

	For the Three Months Ended March 31,
(in millions)	2023	2022	Variance	Percent Change
Equity Income from Affiliates	$—	$1	$(1)	(100.0)%
Excess Firm Transportation Income	3	3	—	—%
Water Income	1	1	—	—%
Total Other Operating Income	$4	$5	$(1)	(20.0)%

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

Exploration and Production Related Other Costs

	For the Three Months Ended March 31,
(in millions)	2023	2022	Variance	Percent Change
Lease Expiration Costs	$4	$—	$4	100.0%
Land Rentals	1	2	(1)	(50.0)%
Total Exploration and Production Related Other Costs	$5	$2	$3	150.0%

•Lease expiration costs relate to leases where the primary term expired or will expire within the next 12 months. The increase in the three months ended March 31, 2023 was primarily due to an increases in the number of leases that were allowed to expire.

Selling, General and Administrative ("SG&A")

SG&A costs include costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, charitable contributions and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Three Months Ended March 31,
(in millions)	2023	2022	Variance	Percent Change
Salaries, Wages and Employee Benefits	$10	$7	$3	42.9%
Long-Term Equity-Based Compensation (Non-Cash)	9	7	2	28.6%
Contributions and Advertising	2	2	—	—%
Short-Term Incentive Compensation	3	3	—	—%
Other	13	12	1	8.3%
Total SG&A	$37	$31	$6	19.4%

•Salaries, wages and employee benefits increased in the period-to-period comparison primarily due to an increase in headcount and headcount-related expenses.
•Long-term equity-based compensation increased in the period-to-period comparison primarily due to an acceleration of expense related to employee departures.

Other Operating Expense

	For the Three Months Ended March 31,
(in millions)	2023	2022	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$9	$9	$—	—%
Insurance Expense	1	1	—	—%
Other	5	2	3	150.0%
Total Other Operating Expense	$15	$12	$3	25.0%

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

•Other increased in the period-to-period comparison primarily due to an increase in idle equipment charges.

Other Expense

	For the Three Months Ended March 31,
(in millions)	2023	2022	Variance	Percent Change
Other Income
Right-of-Way Sales	$2	$2	$—	—%
Other	1	4	(3)	(75.0)%
Total Other Income	$3	$6	$(3)	(50.0)%

Other Expense
Professional Services	$—	$2	$(2)	(100.0)%
Bank Fees	3	2	1	50.0%
Other Corporate Expense	1	1	—	—%
Total Other Expense	$4	$5	$(1)	(20.0)%

Total Other Expense	$1	$(1)	$2	200.0%

•Total other income decreased in the period-to-period comparison primarily due to various one-time items that occurred in the prior period.

Gain on Asset Sales and Abandonments, net

A gain on asset sales and abandonments of $9 million related to the sale of various non-core assets (primarily rights-of-way, surface acreage and other non-core oil and gas interests) was recognized in the three months ended March 31, 2023 compared to a gain of $13 million in the three months ended March 31, 2022.

Interest Expense

	For the Three Months Ended March 31,
(in millions)	2023	2022	Variance	Percent Change
Total Interest Expense	$36	$27	$9	33.3%

The $9 million increase in total interest expense was primarily due to a $1 million unrealized loss on interest rate swaps in the current period compared to a $5 million unrealized gain in the prior period. The increase was also due to slightly higher interest paid on long-term debt that was issued after the first quarter of 2022. See Note 11 – Derivative Instruments and Note 9 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Three Months Ended March 31,
(in millions)	2023	2022	Variance	Percent Change
Total Company Earnings (Loss) Before Income Tax	$928	$(1,249)	$2,177	174.3%
Income Tax Expense (Benefit)	$218	$(326)	$544	166.9%
Effective Income Tax Rate	23.4%	26.1%	(2.7)%

The effective income tax rate was 23.4% for the three months ended March 31, 2023 compared to 26.1% for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of equity compensation, federal tax credits, and state taxes primarily due to a West Virginia tax law change. The effective tax rate for the three months ended March 31, 2022 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of equity compensation and state taxes. See Note 4 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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
As of March 31, 2023, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices, CNX currently expects to remain in compliance with its debt covenants.

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

Factors that may Impact our Liquidity
•The Company’s cash on hand and access to additional liquidity. Cash and cash equivalents as of March 31, 2023 and December 31, 2022 were $2.8 million and $21.3 million, respectively.
•Accounts and notes receivable - trade as of March 31, 2023 and December 31, 2022 were $136.2 million and $348.5 million, respectively. Our accounts and notes receivable balance may fluctuate as of any balance sheet date depending on the prices we receive for our natural gas and NGLs and the volumes sold.
•Capital expenditures are expected to range between $575 million to $675 million for the year ended December 31, 2023. For the three months ended March 31, 2023, CNX had capital expenditures of $170.0 million. Accelerated levels of inflation may lead to price increases beyond CNX’s control that could lead to CNX incurring an increase in costs in the future.
•Production volumes are expected to range between 555.0 Bcfe and 575.0 Bcfe for the year ended December 31, 2023. For the three months ended March 31, 2023, CNX had production volumes of 135.9 Bcfe.
•Prices for natural gas and NGLs are volatile, and an extended decline in the prices we receive for our natural gas and NGLs will adversely affect our financial condition and cash flows.
•In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas and NGL swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net liability of $1,003 million at March 31, 2023 and a net liability of $1,905 million at December 31, 2022. The Company has not experienced any issues of non-performance by derivative counterparties. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q for further discussion of our commodity risk management.

Cash Flows (in millions)

	For the Three Months Ended March 31,
	2023	2022	Change
Cash Provided by Operating Activities	$249	$336	$(87)
Cash Used in Investing Activities	$(160)	$(103)	$(57)
Cash Used in Financing Activities	$(108)	$(228)	$120

Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:
•Net income increased $1,633 million in the period-to-period comparison.
•Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $552 million benefit for the change in deferred income taxes, a $2,358 million net change in commodity derivative instruments, and a net $86 million benefit for various other changes in working capital.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:
•Capital expenditures increased $48 million primarily due to an overall increase in costs related to inflation and an increase in midstream expenditures.
•Proceeds from asset sales decreased $9 million primarily due to decreased sales of non-core surface and oil and gas interests in the three months ended March 31, 2023.

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:
•Proceeds from CNXM's Revolving Credit Facility Borrowings decreased $38 million and repayments of CNXM's Revolving Credit Facility Borrowings increased $4 million.
•Proceeds from CNX's Revolving Credit Facility Borrowings decreased $114 million and repayments of CNX's Revolving Credit Facility Borrowings decreased $224 million.
•In the three months ended March 31, 2023, CNX repurchased $95 million of its common stock on the open market compared to $152 million during the three months ended March 31, 2022.

The following is a summary of the Company's significant contractual obligations at March 31, 2023 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$500	$800	$300	$—	$1,600
Gas Firm Transportation and Processing	246,104	444,647	361,388	687,606	1,739,745
Long-Term Debt	—	—	826,589	1,390,040	2,216,629
Interest on Long-Term Debt	122,006	258,558	203,039	207,407	791,010
Finance Lease Obligations	3,451	7,223	7,197	301	18,172
Interest on Finance Lease Obligations	1,086	1,808	961	25	3,880
Operating Lease Obligations	52,986	96,669	12,960	18,436	181,051
Interest on Operating Lease Obligations	7,441	7,701	2,451	1,584	19,177
Long-Term Liabilities—Employee Related (a)	2,213	4,430	4,733	22,099	33,475
Other Long-Term Liabilities (b)	154,609	10,000	10,000	69,619	244,228
Total Contractual Obligations (c)	$590,396	$831,836	$1,429,618	$2,397,117	$5,248,967
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

Debt
At March 31, 2023, CNX had total long-term debt of $2,217 million, excluding unamortized debt issuance costs. This long-term debt consisted of:
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
•An aggregate principal amount of $331 million of 2.25% Convertible Senior Notes due May 2026, unless earlier redeemed, repurchased, or converted, less $6 million of unamortized discount and issuance costs. Interest on the notes is payable May 1 and November 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $136 million in outstanding borrowings under the CNXM Credit Facility. Payment of the principal and interest on the CNXM Credit Facility is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of the CNXM Facility.
•An aggregate principal amount of $14 million in outstanding borrowings under the CNX Credit Facility. Payment of the principal and interest on the CNX Credit Facility is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).

Total Equity and Dividends
CNX had total equity of $3,567 million at March 31, 2023 compared to $2,950 million at December 31, 2022. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX has not paid dividends on its common stock since 2016. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as the Board of Directors deems relevant. CNX's Credit Facility limits its ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's net leverage ratio exceeds 3.00 to 1.00 and is subject to availability under the Credit Facility of at least 20% of the aggregate commitments and there being no borrowing base deficiency. The Credit Facility does not permit such dividend payments when an event of default has occurred and is continuing. The indentures to the 7.25% Senior Notes due March 2027, the 6.00% Senior Notes due January 2029, and the 7.375% Senior Notes due January 2031 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the three months ended March 31, 2023.
Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at March 31, 2023. Management believes these items will expire without being funded. See Note 10 – Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosure of contingent assets and liabilities in the Consolidated Financial Statements and at the date of the financial statements. Actual results could materially differ from those estimates. The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The 2022 financial statements, as part of our Form 10-K filed with the SEC, includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q. Our significant accounting policies are described in Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of CNX's 2022 Form 10-K.

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
•terrorist activities could materially adversely affect our business and results of operations; and
•certain other factors addressed in this report and in our 2022 Form 10-K under "Risk Factors".

Although forward-looking statements reflect our good faith beliefs at the time they are made, they involve known and unknown risks, uncertainties and other factors. For more information concerning factors that could cause actual results to differ materially from those conveyed in the forward-looking statements, including, among others, that our business plans may change as circumstances warrant, please refer to the "Risk Factors" and "Forward-Looking Statements" sections of our Annual Report 2022 Form 10-K and subsequent Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in operations, CNX is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding CNX's exposure to the risks of changing commodity prices, interest rates and foreign exchange rates.

CNX is exposed to market price risk in the normal course of selling natural gas and liquids. CNX uses fixed-price contracts, options and derivative commodity instruments (over-the-counter swaps) to minimize exposure to market price volatility in the sale of natural gas and NGLs. Under our risk management policy, it is not our intent to engage in derivative activities for speculative purposes. Typically, CNX "sells" swaps under which it receives a fixed price from counterparties and pays a floating market price, but occasionally CNX may find it advantageous to purchase, rather than "sell", financial swaps.

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
For a summary of accounting policies related to derivative instruments, see Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of CNX's 2022 Form 10-K.
CNX's open derivative instruments can cause earnings volatility relative to changes in market prices until the derivative contracts are either settled or are monetized prior to settlement. At March 31, 2023 and December 31, 2022 our open derivative instruments were in net liability positions with fair values of $1,003 million and $1,905 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at March 31, 2023 and December 31, 2022. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $748 million and $816 million at March 31, 2023 and December 31, 2022, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $538 million and $679 million at March 31, 2023 and December 31, 2022, respectively.
CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company uses derivative instruments to manage risk related to interest rates. These instruments change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. At March 31, 2023 and December 31, 2022, CNX had $2,059 million and $2,055 million, respectively, aggregate principal amount of debt outstanding under fixed-rate instruments, each including unamortized debt issuance costs of $14 million. At March 31, 2023 and December 31, 2022, CNX had $150 million and $154 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to CNX's revolving credit facility, under which there were $14 million of borrowings at March 31, 2023 and no borrowings at December 31, 2022, and CNXM's revolving credit facility, under which there were $136 million of borrowings at March 31, 2023 and $154 million at December 31, 2022. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of March 31, 2023 and December 31, 2022 by $1 million and $2 million, respectively, on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of April 6, 2023, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2023 Fixed Price Volumes
Hedged Bcf	N/A	113.1	114.5	114.5	342.1
Weighted Average Hedge Price per Mcf	N/A	$2.42	$2.41	$2.49	$2.44
2024 Fixed Price Volumes
Hedged Bcf	98.3	109.0	107.9	103.9	405.6 *
Weighted Average Hedge Price per Mcf	$2.28	$2.51	$2.50	$2.49	$2.44
2025 Fixed Price Volumes
Hedged Bcf	92.7	93.1	94.1	95.2	375.1
Weighted Average Hedge Price per Mcf	$2.39	$2.36	$2.36	$2.36	$2.37
2026 Fixed Price Volumes
Hedged Bcf	73.0	83.1	83.9	83.9	323.9
Weighted Average Hedge Price per Mcf	$2.48	$2.56	$2.56	$2.55	$2.54
2027 Fixed Price Volumes
Hedged Bcf	53.7	54.2	54.9	54.9	217.7
Weighted Average Hedge Price per Mcf	$3.29	$3.31	$3.31	$3.40	$3.32
*Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2023 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A.     RISK FACTORS
The financial conditions and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in "Item 1A. Risk Factors" in CNX's 2022 Form 10-K. The risks described could materially and adversely affect CNX's business, financial condition, cash flows, and results of operations. CNX may experience additional risks and uncertainties not currently known; or, as a result of developments occurring in the future, conditions that are currently deemed to be immaterial may also materially and adversely affect CNX's business, financial condition, cash flows, and results of operations. There have been no material changes to the Company’s risk factors since the 2022 Form 10-K was filed.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the three months ended March 31, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
January 1, 2023 - January 31, 2023	3,114,139	$16.18	2,796,452	$401,607
February 1, 2023 - February 28, 2023	1,194,834	$15.94	952,180	$386,608
March 1, 2023 - March 31, 2023	2,096,304	$15.55	2,090,003	$354,108
Total	6,405,277		5,838,635

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

ITEM 6.EXHIBITS

10.1	Change in Control Severance Agreement, dated as of May 5, 2022, by and between the Company and Ravi Srivastava, filed herewith.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 27, 2023

CNX RESOURCES CORPORATION

By:	/S/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Director, Chief Executive Officer and President (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ ALAN K. SHEPARD
Alan K. Shepard
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

By:	/S/ JASON L. MUMFORD
Jason L. Mumford
Vice President and Controller