Form 10-Q
period 2023-06-30
CNX Resources Corp
filed 2023-07-27
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of July 14, 2023
Common stock, $0.01 par value	161,464,938

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

PART I : FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
(Unaudited)	June 30,		June 30,
Revenue and Other Operating Income (Loss):	2023	2022	2023	2022
Natural Gas, NGLs and Oil Revenue	$257,061	$1,003,406	$712,700	$1,748,030
Gain (Loss) on Commodity Derivative Instruments	542,472	(652,643)	1,304,639	(2,379,036)
Purchased Gas Revenue	9,355	46,552	46,167	92,393
Other Revenue and Operating Income	30,812	23,103	52,170	45,933
Total Revenue and Other Operating Income (Loss)	839,700	420,418	2,115,676	(492,680)
Costs and Expenses:
Operating Expense
Lease Operating Expense	13,092	14,282	29,566	29,680
Production, Ad Valorem and Other Fees	5,419	9,958	15,060	19,885
Transportation, Gathering and Compression	87,872	88,357	185,968	176,644
Depreciation, Depletion and Amortization	103,682	116,180	208,904	234,803
Exploration and Production Related Other Costs	1,727	4,712	6,831	6,400
Purchased Gas Costs	8,794	46,041	43,140	90,858
Selling, General, and Administrative Costs	30,017	30,454	66,593	62,014
Other Operating Expense	21,031	20,539	36,169	32,709
Total Operating Expense	271,634	330,523	592,231	652,993
Other Expense
Other Expense	2,510	5,179	3,679	4,441
Gain on Asset Sales and Abandonments, net	(105,986)	(6,240)	(115,468)	(19,634)
Loss on Debt Extinguishment	—	12,981	—	12,981
Interest Expense	34,820	31,051	70,556	58,121
Total Other (Income) Expense	(68,656)	42,971	(41,233)	55,909
Total Costs and Expenses	202,978	373,494	550,998	708,902
Income (Loss) Before Income Tax	636,722	46,924	1,564,678	(1,201,582)
Income Tax Expense (Benefit)	161,767	13,567	379,328	(311,997)
Net Income (Loss)	$474,955	$33,357	$1,185,350	$(889,585)

Earnings (Loss) per Share
Basic	$2.89	$0.17	$7.13	$(4.52)
Diluted	$2.47	$0.15	$6.09	$(4.52)

Dividends Declared	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
(Unaudited)	2023	2022	2023	2022
Net Income (Loss)	$474,955	$33,357	$1,185,350	$(889,585)
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $(27), $(48),$(54), $(96))	72	135	144	270

Comprehensive Income (Loss)	$475,027	$33,492	$1,185,494	$(889,315)

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$22,765	$21,321
Accounts and Notes Receivable:
Trade, net	97,702	348,458
Other Receivables, net	11,370	6,184
Supplies Inventories	26,470	27,156
Derivative Instruments	227,012	154,474
Prepaid Expenses	14,504	16,211
Total Current Assets	399,823	573,804
Property, Plant and Equipment:
Property, Plant and Equipment	12,247,858	11,907,698
Less—Accumulated Depreciation, Depletion and Amortization	5,008,026	4,811,189
Total Property, Plant and Equipment—Net	7,239,832	7,096,509
Other Non-Current Assets:
Operating Lease Right-of-Use Assets	164,503	174,849
Derivative Instruments	305,887	244,931
Goodwill	323,314	323,314
Other Intangible Assets	73,714	76,990
Other	24,782	25,376
Total Other Non-Current Assets	892,200	845,460
TOTAL ASSETS	$8,531,855	$8,515,773

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	June 30, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$164,177	$191,343
Derivative Instruments	240,874	782,653
Current Portion of Finance Lease Obligations	1,379	881
Current Portion of Operating Lease Obligations	53,166	47,436
Other Accrued Liabilities	232,417	290,491
Total Current Liabilities	692,013	1,312,804
Non-Current Liabilities:
Long-Term Debt	2,154,093	2,205,735
Finance Lease Obligations	3,732	1,970
Operating Lease Obligations	114,998	132,105
Derivative Instruments	812,744	1,517,021
Deferred Income Taxes	609,133	232,280
Asset Retirement Obligations	87,987	89,079
Other	73,968	74,318
Total Non-Current Liabilities	3,856,655	4,252,508
TOTAL LIABILITIES	4,548,668	5,565,312
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 162,071,479 Issued and Outstanding at June 30, 2023; 170,841,164 Issued and Outstanding at December 31, 2022	1,625	1,712
Capital in Excess of Par Value	2,440,895	2,506,269
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	1,547,036	448,993
Accumulated Other Comprehensive Loss	(6,369)	(6,513)
TOTAL STOCKHOLDERS' EQUITY	3,983,187	2,950,461
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,531,855	$8,515,773

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands) (Unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
March 31, 2023	$1,663	$2,468,079	$1,103,995	$(6,441)	$3,567,296
Net Income	—	—	474,955	—	474,955
Issuance of Common Stock	—	129	—	—	129
Purchase and Retirement of Common Stock	(38)	(31,855)	(31,874)	—	(63,767)
Shares Withheld for Taxes	—	—	(40)	—	(40)
Amortization of Stock-Based Compensation Awards	—	4,542	—	—	4,542
Other Comprehensive Income	—	—	—	72	72
June 30, 2023	$1,625	$2,440,895	$1,547,036	$(6,369)	$3,983,187
(Dollars in thousands) (Unaudited)
March 31, 2022	$1,955	$2,691,950	$(110,005)	$(14,388)	$2,569,512
Net Income	—	—	33,357	—	33,357
Issuance of Common Stock	1	374	—	—	375
Purchase and Retirement of Common Stock	(38)	(30,606)	(39,350)	—	(69,994)
Shares Withheld for Taxes	—	—	(83)	—	(83)
Amortization of Stock-Based Compensation Awards	—	3,722	—	—	3,722
Other Comprehensive Income	—	—	—	135	135
June 30, 2022	$1,918	$2,665,440	$(116,081)	$(14,253)	$2,537,024

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
December 31, 2022	$1,712	$2,506,269	$448,993	$(6,513)	$2,950,461
(Unaudited)
Net Income	—	—	1,185,350	—	1,185,350
Issuance of Common Stock	1	737	—	—	738
Purchase and Retirement of Common Stock	(97)	(79,282)	(77,923)	—	(157,302)
Shares Withheld for Taxes	—	—	(9,384)	—	(9,384)
Amortization of Stock-Based Compensation Awards	9	13,171	—	—	13,180
Other Comprehensive Income	—	—	—	144	144
June 30, 2023	$1,625	$2,440,895	$1,547,036	$(6,369)	$3,983,187
(Dollars in thousands)
December 31, 2021	$2,039	$2,834,863	$877,894	$(14,523)	$3,700,273
(Unaudited)
Net Loss	—	—	(889,585)	—	(889,585)
Issuance of Common Stock	2	981	—	—	983
Purchase and Retirement of Common Stock	(129)	(103,167)	(117,672)	—	(220,968)
Shares Withheld for Taxes	—	—	(5,665)	—	(5,665)
Amortization of Stock-Based Compensation Awards	6	11,047	—	—	11,053
Other Comprehensive Income	—	—	—	270	270
Cumulative Effect of Adoption of New Accounting Standard	—	(78,284)	18,947	—	(59,337)
June 30, 2022	$1,918	$2,665,440	$(116,081)	$(14,253)	$2,537,024

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended
Dollars in Thousands	June 30,
Cash Flows from Operating Activities:	2023	2022
Net Income (Loss)	$1,185,350	$(889,585)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	208,904	234,803
Amortization of Deferred Financing Costs	4,614	4,115
Stock-Based Compensation	13,180	11,053
Gain on Asset Sales and Abandonments, net	(115,468)	(19,634)
Loss on Debt Extinguishment	—	12,981
(Gain) Loss on Commodity Derivative Instruments	(1,304,639)	2,379,036
Loss (Gain) on Other Derivative Instruments	1,137	(7,353)
Net Cash Paid in Settlement of Commodity Derivative Instruments	(76,048)	(800,971)
Deferred Income Taxes	376,799	(319,814)
Other	(1,448)	2,323
Changes in Operating Assets:
Accounts and Notes Receivable	245,783	(118,619)
Recoverable Income Taxes	—	72
Supplies Inventories	685	(8,343)
Prepaid Expenses	1,707	3,407
Changes in Other Assets	345	1,843
Changes in Operating Liabilities:
Accounts Payable	(36,224)	28,508
Accrued Interest	18,490	(1,466)
Other Operating Liabilities	(75,450)	16,820
Changes in Other Liabilities	(251)	(814)
Net Cash Provided by Operating Activities	447,466	528,362
Cash Flows from Investing Activities:
Capital Expenditures	(366,013)	(258,984)
Proceeds from Asset Sales	142,809	26,530
Net Cash Used in Investing Activities	(223,204)	(232,454)
Cash Flows from Financing Activities:
Payments on Long-Term Notes	—	(26,969)
Proceeds from CNXM Revolving Credit Facility Borrowings	133,300	177,400
Repayments of CNXM Revolving Credit Facility Borrowings	(187,500)	(174,100)
Proceeds from CNX Revolving Credit Facility Borrowings	907,300	1,492,725
Repayments of CNX Revolving Credit Facility Borrowings	(907,300)	(1,551,075)
Payments on Other Debt	(710)	(311)
Proceeds from Issuance of Common Stock	738	983
Shares Withheld for Taxes	(9,384)	(5,665)
Purchases of Common Stock	(158,906)	(211,967)
Debt Issuance and Financing Fees	(356)	(256)
Net Cash Used in Financing Activities	(222,818)	(299,235)
Net Increase (Decrease) in Cash, Cash Equivalents	1,444	(3,327)
Cash and Cash Equivalents at Beginning of Period	21,321	3,565
Cash and Cash Equivalents at End of Period	$22,765	$238

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for future periods.

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

Receivables

As of June 30, 2023 and December 31, 2022, Accounts Receivable - Trade were $97,702 and $348,458, respectively, and Other Receivables were $11,370 and $6,184, respectively.

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

The following represents activity related to the allowance for credit losses for the six months ended:

	June 30,
	2023	2022
Allowance for Credit Losses - Trade, Beginning of Year	$84	$84
Provision for Expected Credit Losses	—	—
Allowance for Credit Losses - Trade, End of Period	$84	$84

Allowance for Credit Losses - Other Receivables, Beginning of Year	$2,937	$3,322
Provision for Expected Credit Losses	(96)	(376)
Write-off of Uncollectible Accounts	(93)	(178)
Allowance for Credit Losses - Other Receivables, End of Period	$2,748	$2,768

NOTE 2—EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income or net loss by the weighted average shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include, if dilutive, additional shares from stock options, restricted stock units, performance share units and shares issuable upon conversion of CNX's outstanding 2.25% convertible senior notes due May 2026 (the "Convertible Notes") (See Note 10 – Long-Term Debt). The number of additional shares is calculated by assuming that outstanding stock options were exercised, that outstanding restricted stock units and performance share units were released, that the shares that are issuable from the conversion of the Convertible Notes are issued (subject to the considerations discussed further in the paragraph below), and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. In periods when CNX recognizes a net loss, the impact of outstanding stock awards and the potential share settlement impact related to CNX's Convertible Notes are excluded from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Anti-Dilutive Options	21,232	6,796	16,070	2,303,516
Anti-Dilutive Restricted Stock Units	113,149	57,050	513,294	2,524,803
Anti-Dilutive Performance Share Units	—	—	—	2,119,458
	134,381	63,846	529,364	6,947,777

The Convertible Notes, if converted by the holder, may be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election. The Company expects to settle the principal amount of the Convertible Notes in cash. Accounting Standards Update (ASU) 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06") amended the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method (See Note 10 – Long-Term Debt for more information). The if-converted method assumes the conversion of convertible instruments occurs at the beginning of the reporting period and diluted weighted average shares outstanding includes the common shares issuable upon conversion of the convertible instruments. In periods where CNX recognizes net income, the conversion spread has a dilutive impact on diluted earnings per share when the average market price of the Company's common stock for a given period exceeds the initial conversion price of $12.84 per share for the Convertible Notes. In connection with the Convertible Notes' issuance, the Company entered into privately negotiated capped call transactions with certain counterparties (the "Capped Calls" and "Capped Call Transactions"), which were not included in calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Options	17,636	53,180	73,629	136,604
Restricted Stock Units	19,698	43,241	896,785	959,162
Performance Share Units	8,897	—	576,421	72,353
	46,231	96,421	1,546,835	1,168,119

The computations for basic and diluted loss per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net Income (Loss)	$474,955	$33,357	$1,185,350	$(889,585)
Basic Earnings (Loss) Available to Shareholders	$474,955	$33,357	$1,185,350	$(889,585)

Effect of Dilutive Securities:
Add Back Interest on Convertible Notes (Net of Tax)	$1,409	$1,376	$2,818	$—
Diluted Earnings (Loss) Available to Shareholders	$476,364	$34,733	$1,188,168	$(889,585)

Weighted-Average Shares of Common Stock Outstanding	164,139,583	194,021,639	166,283,932	196,921,836
Effect of Diluted Shares:*
Options	1,046,210	1,349,984	1,041,479	—
Restricted Stock Units	1,073,001	1,603,876	1,028,799	—
Performance Share Units	980,923	1,681,326	981,350	—
Convertible Notes	25,751,869	25,751,869	25,751,869	—
Weighted-Average Diluted Shares of Common Stock Outstanding	192,991,586	224,408,694	195,087,429	196,921,836

Earning (Loss) per Share:
Basic	$2.89	$0.17	$7.13	$(4.52)
Diluted	$2.47	$0.15	$6.09	$(4.52)
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

For natural gas, NGL and oil, and purchased gas revenue, the Company generally considers the delivery of each unit (MMBtu or Bbl) to be a separate performance obligation that is satisfied upon delivery. Payment terms for these contracts typically require payment within 25 days of the end of the calendar month in which the hydrocarbons are delivered. A significant number of these contracts contain variable consideration because the payment terms refer to market prices at future delivery dates. In these situations, the Company has not identified a standalone selling price because the terms of the variable payments relate specifically to the Company’s efforts to satisfy the performance obligations. A portion of the contracts contain fixed consideration (i.e., fixed price contracts or contracts with a fixed differential to NYMEX or index prices). The fixed consideration is allocated to each performance obligation on a relative standalone selling price basis. For these contracts, the Company generally concludes that the fixed price or fixed differentials in the contracts are representative of the standalone selling price. Revenue associated with natural gas, NGL and oil as presented on the accompanying Consolidated Statements of Income represent the Company’s share of revenues net of royalties and excluding revenue interests owned by others. When selling natural gas, NGL and oil on behalf of royalty owners or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis.

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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue from Contracts with Customers:
Natural Gas Revenue	$223,222	$934,127	$627,032	$1,609,401
NGL Revenue	30,763	63,774	76,819	128,569
Oil/Condensate Revenue	3,076	5,505	8,849	10,060
Total Natural Gas, NGL and Oil Revenue	257,061	1,003,406	712,700	1,748,030

Purchased Gas Revenue	9,355	46,552	46,167	92,393

Other Sources of Revenue and Other Operating Income (Loss):
Gain (Loss) on Commodity Derivative Instruments	542,472	(652,643)	1,304,639	(2,379,036)
Other Revenue and Operating Income	30,812	23,103	52,170	45,933
Total Revenue and Other Operating Income (Loss)	$839,700	$420,418	$2,115,676	$(492,680)

The disaggregated revenue information corresponds with the Company’s segment reporting found in Note 14 – Segment Information.

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

For natural gas, NGL and oil revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $31,332 as of June 30, 2023. The Company expects to recognize net revenue of $20,133 in the next 12 months and $9,013 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGL and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For the three and six months ended June 30, 2023 and 2022, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—ACQUISITIONS AND DISPOSITIONS:

On June 29, 2023, CNX closed on the sale of various non-operated producing oil and gas assets primarily located in the Appalachian Basin to a third party. The net cash proceeds of $119,918 are included in Proceeds from Asset Sales in the Consolidated Statements of Cash Flows and the net gain on the transaction of $102,420 is included in Gain on Asset Sales and Abandonments, net in the Consolidated Statements of Income.

Additionally, Gain on Asset Sales and Abandonments, net in the Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022 and Proceeds from Asset Sales in the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 include the sale of various non-core assets (rights-of-way, surface acreage and other non-care oil and gas interests), none of which were individually material.

NOTE 5—INCOME TAXES:

The effective tax rates for the three and six months ended June 30, 2023 were 25.4% and 24.2%, respectively. The effective tax rates for the three and six months ended June 30, 2022 were 28.9% and 26.0%, respectively. The effective tax rate for the three and six months ended June 30, 2023 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of equity compensation, federal tax credits and state taxes primarily due to state taxes and West Virginia tax law change. The effective tax rate for the three and six months ended June 30, 2022 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of certain permanent differences related to the repurchase of the Convertible Notes (See Note 10 – Long-Term Debt for more information), equity compensation and state taxes.

The total amount of uncertain tax positions at June 30, 2023 and December 31, 2022 was $89,341 and $82,245, respectively. If these uncertain tax positions were recognized, approximately $89,341 and $82,245 would affect CNX's effective tax rate at June 30, 2023 and December 31, 2022, respectively. In 2023, CNX recognized an increase in uncertain tax positions of $7,096 for tax benefits resulting from tax positions anticipated to be taken on our 2023 federal tax return for additional federal tax credits.

CNX recognizes accrued interest and penalties related to uncertain tax positions in interest expense and income tax expense, respectively. As of June 30, 2023 and December 31, 2022, CNX had no accrued liabilities for interest and penalties related to uncertain tax positions.

CNX and its subsidiaries file federal income tax returns with the United States and tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2019.

West Virginia enacted legislation in March 2023 for public companies which allows for a deduction for the deferred tax adjustment as of January 1, 2022 resulting from the change in state apportionment methodology from three factor to single sales factor and elimination of the throw-out rule if the change results in an aggregate increase in net deferred tax liabilities, decrease in net deferred tax assets, or change from a net deferred tax asset to a net deferred tax liability. The deduction is available over a ten-year period beginning with the first tax year on or after January 1, 2033. The Company has recorded a discrete income tax benefit of approximately $15,983 in the Consolidated Statements of Income to reflect the recent legislative change resulting in a decrease to deferred tax liabilities in the Consolidated Balance Sheets.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT:

	June 30, 2023	December 31, 2022
Intangible Drilling Cost	$5,749,646	$5,554,021
Gas Gathering Equipment	2,576,681	2,542,587
Gas Wells and Related Equipment	1,440,999	1,342,719
Proved Gas Properties	1,368,079	1,345,114
Unproved Gas Properties	720,697	734,890
Surface Land and Other Equipment	191,123	193,153
Other	200,633	195,214
Total Property, Plant and Equipment	12,247,858	11,907,698
Less: Accumulated Depreciation, Depletion and Amortization	5,008,026	4,811,189
Total Property, Plant and Equipment - Net	$7,239,832	$7,096,509

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill:

All goodwill is attributed to the Midstream reporting unit within the Shale segment. Goodwill is evaluated for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount.

The accumulated impairment loss on goodwill is $473,045, resulting in a carrying value of $323,314 at both June 30, 2023 and December 31, 2022.

Other Intangible Assets:

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	June 30, 2023	December 31, 2022
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	36,038	32,762
Total Other Intangible Assets, net	$73,714	$76,990

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets for the three and six months ended June 30, 2023 was $1,638 and $3,276, respectively. Amortization expense related to other intangible assets for the three and six months ended June 30, 2022 was $1,638 and $3,277, respectively. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 8—REVOLVING CREDIT FACILITIES:
CNX:
On May 10, 2023 and May 5, 2022, CNX amended its Third Amended and Restated Credit Agreement dated October 6, 2021, which provides for a senior secured revolving credit facility (as amended, the "CNX Credit Agreement"). In 2022, revisions were made to replace LIBOR as a benchmark interest rate with SOFR, or the secured overnight financing rate. In 2023, the elected commitments of the CNX Credit Agreement were increased from $1,300,000 to $1,350,000. Following the amendments, CNX remains the borrower and certain of its subsidiaries (not including CNX Midstream Partners LP (CNXM), its subsidiaries or general partner) as guarantor loan parties on the CNX Credit Agreement. The CNX Credit Agreement replaced the prior CNX revolving credit facility and remains subject to semi-annual redetermination. The CNX Credit Agreement has a $2,250,000 borrowing base and $1,350,000 in elected commitments, including borrowings and letters of credit. The CNX Credit Agreement matures on October 6, 2026, provided that if at any time on or after January 30, 2026 availability under the CNX Credit Agreement minus the aggregate principal amount of any and all such outstanding

Convertible Notes is less than 20% of the aggregate commitments under the CNX Credit Agreement (the first such date, the "Springing Maturity Date"), then the CNX Credit Agreement will mature on the Springing Maturity Date.
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

The CNX Credit Agreement also requires that CNX maintain a maximum net leverage ratio of no greater than 3.50 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding derivative asset/liability position, and convertible note liability until one year prior to maturity, and borrowings under the revolver, measured quarterly. The calculation of all of the ratios excludes CNX Gathering and CNXM and its subsidiaries. CNX was in compliance with all financial covenants as of June 30, 2023.

At June 30, 2023, the CNX Credit Agreement had no borrowings outstanding and $94,535 of letters of credit outstanding, leaving $1,255,465 of unused capacity. At December 31, 2022, the CNX Credit Agreement had no borrowings outstanding and $171,272 of letters of credit outstanding, leaving $1,128,728 of unused capacity.

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

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum net leverage ratio of no greater than between 5.00 to 1.00 ranging to no greater than 5.25 to 1.00 in certain circumstances; (y) a maximum secured leverage ratio of no greater than 3.25 to 1.00; and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00; in each case as calculated in accordance with the terms and definitions determining such ratios contained in the CNXM Credit Agreement. CNXM was in compliance with all financial covenants as of June 30, 2023.

At June 30, 2023, the CNXM Credit Agreement had $99,500 of borrowings outstanding, with a weighted average interest rate of 7.27% and no letters of credit outstanding, leaving $500,500 of unused capacity. At December 31, 2022, the CNXM Credit Agreement had $153,700 of borrowings outstanding, with a weighted average interest rate of 6.45%, and $30 of letters of credit outstanding, leaving $446,270 of unused capacity.

NOTE 9—OTHER ACCRUED LIABILITIES:

	June 30, 2023	December 31, 2022
Royalties	$88,568	$144,482
Accrued Interest	55,234	36,744
Transportation Charges	21,123	12,808
Deferred Revenue	20,856	22,095
Accrued Other Taxes	8,916	14,067
Accrued Payroll & Benefits	6,874	6,318
Short-Term Incentive Compensation	6,404	18,956
Purchased Gas Payable	1,057	5,266
Other	11,734	18,142
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	9,735	9,735
Salary Retirement	1,916	1,878
Total Other Accrued Liabilities	$232,417	$290,491

NOTE 10—LONG-TERM DEBT:

	June 30, 2023	December 31, 2022
Senior Notes due January 2029 at 6.00%, Issued at Par Value	$500,000	$500,000
Senior Notes due January 2031 at 7.375% (Principal of $500,000 less Unamortized Discount of $5,685 and $6,061, respectively)	494,315	493,939
CNX Midstream Partners LP Senior Notes due April 2030 at 4.75% (Principal of $400,000 less Unamortized Discount of $3,942 and $4,231, respectively)*	396,058	395,769
Senior Notes due March 2027 at 7.25% (Principal of $350,000 plus Unamortized Premium of $1,997 and $2,266, respectively)	351,997	352,266
Convertible Senior Notes due May 2026 at 2.25% (Principal of $330,654 less Unamortized Discount and Issuance Costs of $5,530 and $6,460, respectively)	325,124	324,194
CNX Midstream Partners LP Revolving Credit Facility*	99,500	153,700
Less: Unamortized Debt Issuance Costs	12,901	14,133
Long-Term Debt	$2,154,093	$2,205,735
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
If certain corporate events that constitute a “Fundamental Change” (as defined in the indenture governing the Convertible Notes) occur, then noteholders may require the Company to repurchase their Convertible Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock. At June 30, 2023, the conditions allowing holders of the Convertible Notes to exercise their conversion right were not met and as of June 30, 2023, the Convertible Notes were not convertible. The Convertible Notes are therefore classified as long-term debt at June 30, 2023.

On January 1, 2022, the Company adopted ASU 2020-06 using the modified transition approach with the cumulative effect recognized as an adjustment to the opening balance of retained earnings. This guidance is applicable to the Convertible Notes, for which the embedded conversion option was required to be separately accounted for as a component of stockholders’ equity. Upon adoption on January 1, 2022, long-term debt increased by $82,327 representing the net impact of two adjustments: (1) the $107,260 value of the embedded conversion, which is net of allocated offering costs, previously classified in additional paid-in-capital in stockholders’ equity, and (2) a $24,933 increase to retained earnings for the cumulative effect of adoption primarily related to the non-cash interest expense recorded for the amortization of the portion of the Convertible Notes allocated to stockholders’ equity. In addition, there was a decrease of $22,990 to deferred income taxes, a $5,986 decrease to retained earnings, and a $78,284 decrease in stockholders' equity in the Consolidated Balance Sheet. Prospectively, the reported interest expense for the Convertible Notes will no longer include the non-cash interest expense of the equity component as required under prior accounting standards and will be equal to the 2.25% cash coupon rate. Also, as required by the new accounting guidance, the Company will use the if-converted method instead of the treasury stock method for the assumed conversion of the Convertible Notes on a prospective basis when calculating diluted earnings per share.

Prior to the adoption of ASU 2020-06, the Convertible Notes were separated into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The fair value was based on market data available for publicly traded, senior, unsecured corporate bonds with similar maturity, which represent Level 2 observable inputs. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the principal value of the Convertible Notes and was recorded in Capital in Excess of Par Value in the Consolidated Statement of Stockholders Equity and was not remeasured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the Convertible Notes over the liability component and the debt issuance costs was amortized to interest expense over the contractual term of the Convertible Notes using the effective interest method.

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

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

	June 30, 2023	December 31, 2022
Liability Component:
Principal	$330,654	$330,654
Unamortized Issuance Costs	(5,530)	(6,460)
Net Carrying Amount	$325,124	$324,194

Fair Value	$489,103	$483,581
Fair Value Hierarchy	Level 2	Level 2

Interest expense related to the Convertible Notes is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Contractual Interest Expense	$1,860	$1,918	$3,720	$3,857
Amortization of Issuance Costs	467	483	930	954
Total Interest Expense	$2,327	$2,401	$4,650	$4,811

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

During the three months ended June 30, 2022, CNX purchased $14,346 of its outstanding Convertible Notes. As part of this transaction a loss of $12,981 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income during the three and six months ended June 30, 2022. No purchases were made during the three and six months ended June 30, 2023.

NOTE 11—COMMITMENTS AND CONTINGENT LIABILITIES:
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

At June 30, 2023, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third-parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on CNX's financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$91,448	$91,448	$—	$—	$—
Other	3,087	3,087	—	—	—
Total Letters of Credit	94,535	94,535	—	—	—
Surety Bonds:
Employee-Related	2,250	2,250	—	—	—
Environmental	11,509	11,451	58	—	—
Firm Transportation	76,336	76,336	—	—	—
Financial Guarantees	81,270	81,270	—	—	—
Other	8,603	7,119	1,484	—	—
Total Surety Bonds	179,968	178,426	1,542	—	—
Total Commitments	$274,503	$272,961	$1,542	$—	$—

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

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of June 30, 2023, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$247,372
1 - 3 years	432,561
3 - 5 years	356,584
More than 5 years	652,823
Total Purchase Obligations	$1,689,340

NOTE 12—DERIVATIVE INSTRUMENTS:

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

The total notional amounts of CNX's derivative instruments were as follows:

	June 30,	December 31,	Forecasted to
	2023	2022	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,538.3	1,607.9	2027
Natural Gas Basis Swaps (Bcf)	929.0	1,023.7	2027
Propane Commodity Swaps (Mbbls)	246.6	—	2024
Interest Rate Swaps	$410,000	$410,000	2024

The gross fair value of CNX's derivative instruments was as follows:

	June 30,	December 31,
	2023	2022
Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$84,922	$21,759
Propane Swaps	3,035	—
Basis Only Swaps	124,990	118,115
Interest Rate Swaps	14,065	14,600
Total Current Assets	$227,012	$154,474

Other Non-Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$157,010	$42,786
Basis Only Swaps	148,877	197,280
Interest Rate Swaps	—	4,865
Total Other Non-Current Assets	$305,887	$244,931

Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$208,440	$732,717
Basis Only Swaps	21,793	38,559
Interest Rate Swaps	10,641	11,377
Total Current Liabilities	$240,874	$782,653

Non-Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$771,888	$1,466,124
Basis Only Swaps	40,856	47,370
Interest Rate Swaps	—	3,527
Total Non-Current Liabilities	$812,744	$1,517,021

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Realized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$83,395	$(558,374)	$33,469	$(830,193)
Natural Gas Basis Swaps	(4,455)	27,983	(15,561)	28,961
Propane Swaps	619	—	619	—
Total Realized Gain (Loss) on Commodity Derivative Instruments	79,559	(530,391)	18,527	(801,232)

Unrealized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	326,127	(197,309)	1,306,963	(1,851,422)
Natural Gas Basis Swaps	134,671	75,057	(23,564)	273,618
Propane Swaps	2,115	—	2,713	—
Total Unrealized Gain (Loss) on Commodity Derivative Instruments	462,913	(122,252)	1,286,112	(1,577,804)

Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	409,522	(755,683)	1,340,432	(2,681,615)
Natural Gas Basis Swaps	130,216	103,040	(39,125)	302,579
Propane Swaps	2,734	—	3,332	—
Total Gain (Loss) on Commodity Derivative Instruments	$542,472	$(652,643)	$1,304,639	$(2,379,036)

The effect of interest rate swaps on Interest Expense in the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cash Received (Paid) in Settlement of Interest Rate Swaps	$1,016	$(763)	$1,816	$(1,700)
Unrealized (Loss) Gain on Interest Rate Swaps	(176)	2,131	(1,137)	7,353
Gain on Interest Rate Swaps	$840	$1,368	$679	$5,653

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
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at June 30, 2023				Fair Value Measurements at December 31, 2022
Description	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Gas Derivatives	$—	$(524,143)	*	$—	$—	$(1,904,830)	**	$—
Interest Rate Swaps	$—	$3,424		$—	$—	$4,561		$—
*Includes $16,913 of gas derivatives that have been settled but not received.
**Includes $77,662 of gas derivatives that have been settled but not paid.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$22,765	$22,765	$21,321	$21,321
Long-Term Debt (Excluding Debt Issuance Costs)	$2,166,994	$2,215,368	$2,219,868	$2,240,919
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

Industry segment results for the three months ended June 30, 2023 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$234,192	$22,634	$235	$257,061	(A)
Purchased Gas Revenue	—	—	9,355	9,355
Gain on Commodity Derivative Instruments	73,522	6,002	462,948	542,472
Other Revenue and Operating Income	17,027	—	13,785	30,812	(B)
Total Revenue and Other Operating Income	$324,741	$28,636	$486,323	$839,700
Total Operating Expense	$171,501	$34,020	$66,113	$271,634
Earnings (Loss) Before Income Tax	$153,240	$(5,384)	$488,866	$636,722
Segment Assets	$6,589,145	$949,438	$993,272	$8,531,855	(C)
Depreciation, Depletion and Amortization	$86,816	$12,586	$4,280	$103,682
Capital Expenditures	$186,285	$7,630	$2,070	$195,985

(A)    Included in Natural Gas, NGLs and Oil Revenue are sales of $36,511 to Citadel Energy Marketing LLC, and $31,648 to Direct Energy Business Marketing LLC, each of which comprises over 10% of revenue from contracts with external customers for the period.
(B)    Includes midstream revenue of $17,027 and equity in earnings of unconsolidated affiliates of $1,334 for Shale and Other, respectively. Other also includes sales of environmental attributes of $7,986.
(C)    Other includes investments in unconsolidated equity affiliates of $13,162.

Industry segment results for the three months ended June 30, 2022 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$923,269	$79,583	$554	$1,003,406	(D)
Purchased Gas Revenue	—	—	46,552	46,552
Loss on Commodity Derivative Instruments	(489,026)	(41,222)	(122,395)	(652,643)
Other Revenue and Operating Income	17,990	—	5,113	23,103	(E)
Total Revenue and Other Operating Income (Loss)	$452,233	$38,361	$(70,176)	$420,418
Total Operating Expense	$189,884	$31,470	$109,169	$330,523
Earnings (Loss) Before Income Tax	$262,349	$6,891	$(222,316)	$46,924
Segment Assets	$6,417,552	$969,944	$1,308,394	$8,695,890	(F)
Depreciation, Depletion and Amortization	$95,910	$13,037	$7,233	$116,180
Capital Expenditures	$131,279	$3,526	$1,863	$136,668

(D)    Included in Natural Gas, NGLs and Oil Revenue are sales of $117,460 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(E)    Includes midstream revenue of $17,990 and equity in earnings of unconsolidated affiliates of $1,377 for Shale and Other, respectively.
(F)    Other includes investments in unconsolidated equity affiliates of $14,978.

Industry segment results for the six months ended June 30, 2023 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$641,390	$70,670	$640	$712,700	(G)
Purchased Gas Revenue	—	—	46,167	46,167
Gain on Commodity Derivative Instruments	17,186	1,331	1,286,122	1,304,639
Other Revenue and Operating Income	33,780	—	18,390	52,170	(H)
Total Revenue and Other Operating Income	$692,356	$72,001	$1,351,319	$2,115,676
Total Operating Expense	$359,618	$70,440	$162,173	$592,231
Earnings Before Income Tax	$332,738	$1,561	$1,230,379	$1,564,678
Segment Assets	$6,589,145	$949,438	$993,272	$8,531,855	(I)
Depreciation, Depletion and Amortization	$174,927	$25,032	$8,945	$208,904
Capital Expenditures	$345,634	$17,089	$3,290	$366,013

(G)    Included in Natural Gas, NGLs and Oil Revenue are sales of $86,749 to Direct Energy Business Marketing LLC, and $81,429 to Citadel Energy Marketing LLC, each of which comprises over 10% of revenue from contracts with external customers for the period.
(H)    Includes midstream revenue of $33,780 and equity in earnings of unconsolidated affiliates of $1,448 for Shale and Other, respectively. Other also includes sales of environmental attributes of $7,986.
(I)    Other includes investments in unconsolidated equity affiliates of $13,162.

Industry segment results for the six months ended June 30, 2022 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$1,604,080	$142,955	$995	$1,748,030	(J)
Purchased Gas Revenue	—	—	92,393	92,393
Loss on Commodity Derivative Instruments	(738,484)	(62,501)	(1,578,051)	(2,379,036)
Other Revenue and Operating Income	35,647	—	10,286	45,933	(K)
Total Revenue and Other Operating Income (Loss)	$901,243	$80,454	$(1,474,377)	$(492,680)
Total Operating Expense	$387,313	$62,050	$203,630	$652,993
Earnings (Loss) Before Income Tax	$513,930	$18,404	$(1,733,916)	$(1,201,582)
Segment Assets	$6,417,552	$969,944	$1,308,394	$8,695,890	(L)
Depreciation, Depletion and Amortization	$197,354	$26,276	$11,173	$234,803
Capital Expenditures	$250,079	$5,921	$2,984	$258,984

(J)    Included in Natural Gas, NGLs and Oil Revenue are sales of $213,299 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(K)    Includes midstream revenue of $35,647 and equity in earnings of unconsolidated affiliates of $2,177 for Shale and Other, respectively.
(L)    Other includes investments in unconsolidated equity affiliates of $14,978.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Total Segment Revenue from Contracts with External Customers	$283,443	$1,067,948	$792,647	$1,876,070
Gain (Loss) on Commodity Derivative Instruments	542,472	(652,643)	1,304,639	(2,379,036)
Other Operating Income	13,785	5,113	18,390	10,286
Total Consolidated Revenue and Other Operating Income (Loss)	$839,700	$420,418	$2,115,676	$(492,680)

NOTE 15—STOCK REPURCHASE:
On January 26, 2021, the Company’s Board of Directors approved an increase in the aggregate amount of the previous $750,000 stock repurchase program plan to $900,000, and on October 25, 2021, the Board of Directors approved an additional increase in the aggregate amount of the stock repurchase program plan to $1,900,000. As of June 30, 2023 the amount available under the stock repurchase program is $291,002, and is not subject to an expiration date. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans.

During the six months ended June 30, 2023, 9,747,408 shares were repurchased and retired at an average price of $15.98 per share for a total cost of $157,302, which includes the one-percent excise tax under the Inflation Reduction Act of 2022. During the six months ended June 30, 2022, 12,912,070 shares were repurchased and retired at an average price of $17.09 per share for a total cost of $220,968.

On July 25, 2023, the Company’s Board of Directors approved a $1,000,000 increase to its existing stock repurchase program. As of July 25, 2023, this approval increased the dollar amount of common stock currently available to be repurchased under the Company’s existing stock repurchase program to approximately $1,268,209, which is not subject to a termination date or expiration date.

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION:

The following are non-cash transactions that impact the investing and financing activities of CNX.
As of June 30, 2023 and December 31, 2022, CNX purchased goods and services related to capital projects in the amount of $38,792 and $56,052, respectively, which are included in accounts payable.

The following table shows cash paid:

	For the Six Months Ended June 30,
	2023	2022
Interest (Net of Amounts Capitalized)	$46,053	$62,751
Income Taxes	$6,050	$—

NOTE 17—RECENT ACCOUNTING PRONOUNCEMENTS:

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

General

CNX continually monitors factors that could cause actual results of operations to differ from historical results or current expectations. Examples include the conflict between Russia and Ukraine and the recent announcement by the Organization of the Petroleum Exporting Countries (OPEC) to cut production, both of which have had an impact on global commodity prices. These and other factors could affect the Company’s operations, earnings and cash flows for any period and could cause such results to not be comparable to those of the same period in previous years. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

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

Inflation

Heightened levels of inflation, primarily related to steel, diesel fuel and labor, continue to present risk for CNX and the broader natural gas industry. CNX experienced higher capital costs from inflation in the six months ended June 30, 2023. If inflation continues at its current levels or increases further for any extended period of time, and CNX is unable to successfully mitigate the impact, our costs could increase further, having a greater impact on our financial position. Rising interest rates could also increase our borrowing costs on new debt and could affect the fair value of our investments. CNX remains committed to our ongoing efforts to increase the efficiency of our operations and improve costs, which may, in part, offset cost increases from inflation.

Hedging Update

Total hedged natural gas production in the third quarter of 2023 is 114.3 Bcf. CNX's annual gas hedge position is shown in the table below:

	2023	2024
Volumes Hedged (Bcf), as of 7/6/23	432.6(1)	411.1
1Includes actual settlements of 211.7 Bcf.

CNX's hedged gas volumes include a combination of NYMEX financial hedges, index (NYMEX and basis) financial hedges, and physical fixed price sales. In addition, to protect the NYMEX hedge volumes from basis exposure, CNX enters into basis-only financial hedges and physical sales with fixed basis at certain sales points. See Quantitative and Qualitative Disclosures About Market Risk in Item 3 of this Form 10-Q for additional information.

Results of Operations - Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

Net Income

CNX reported net income of $475 million, or earnings per diluted share of $2.47, for the three months ended June 30, 2023, compared to net income of $33 million, or earnings per diluted share of $0.15, for the three months ended June 30, 2022.

Included in the earnings for the three months ended June 30, 2023 was an unrealized gain on commodity derivative instruments of $463 million and a net gain on asset sales and abandonments of $106 million. Included in the earnings for the three months ended June 30, 2022 was an unrealized loss on commodity derivative instruments of $122 million and a net gain on asset sales and abandonments of $6 million. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the gain on asset sales and abandonments.

Non-GAAP Financial Measures

CNX's management uses certain non-GAAP financial measures for planning, forecasting and evaluating business and financial performance, and believes that they are useful for investors in analyzing the Company. Although these are not measures of performance calculated in accordance with generally accepted accounting principles (GAAP), management believes that these financial measures are useful to an investor in evaluating CNX because these metrics are widely used to evaluate a natural gas company’s operating performance. Sales of Natural Gas, NGL and Oil, including cash settlements is a non-GAAP measure that excludes the impacts of changes in the fair value of commodity derivative instruments prior to settlement, which are often volatile, and only includes the impact of settled commodity derivative instruments. Sales of Natural Gas, NGL and Oil, including cash settlements also excludes purchased gas revenue and other revenue and operating income, which are not directly related to CNX’s natural gas producing activities. Natural Gas, NGL and Oil Production Costs is a non-GAAP measure that excludes certain expenses that are not directly related to CNX’s natural gas producing activities and are managed outside our production operations (See Note 14 – Segment Information in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). These expenses include, but are not limited to, interest expense, other operating expense and other corporate expenses such as selling, general and administrative costs. We believe that Sales of Natural Gas, NGL and Oil, including cash settlements, Natural Gas, NGL and Oil Production Costs and Natural Gas, NGL and Oil Production Margin (which is derived by subtracting Natural Gas, NGL and Oil Production Costs from Sales of Natural Gas, NGL and Oil, including cash settlements) provide useful information to investors for evaluating period-to-period comparisons of earnings trends. These metrics should not be viewed as a substitute for measures of performance that are calculated in accordance with GAAP. In addition, because all companies do not calculate these measures identically, these measures may not be comparable to similarly titled measures of other companies.

Non-GAAP Financial Measures Reconciliation

	For the Three Months Ended June 30,
(Dollars in millions)	2023	2022
Total Revenue and Other Operating Income	$840	$420
Add (Deduct):
Purchased Gas Revenue	(9)	(46)
Unrealized (Gain) Loss on Commodity Derivative Instruments	(463)	122
Other Revenue and Operating Income	(31)	(23)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$337	$473

Total Operating Expense	$272	$330
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(3)	(2)
Exploration and Production Related Other Costs	(2)	(5)
Purchased Gas Costs	(9)	(46)
Selling, General and Administrative Costs	(30)	(30)
Other Operating Expense	(21)	(21)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$207	$226
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

	For the Three Months Ended June 30,
	2023		2022		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		134.2		142.3		(8.1)

Natural Gas, NGL and Oil Revenue	$257	$1.87	$1,003	$7.30	$(746)	$(5.43)
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement	80	0.64	(530)	(3.98)	610	4.62
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	337	2.51	473	3.32	(136)	(0.81)
Lease Operating Expense	13	0.10	14	0.10	(1)	—
Production, Ad Valorem, and Other Fees	5	0.04	10	0.07	(5)	(0.03)
Transportation, Gathering and Compression	88	0.65	88	0.62	—	0.03
Depreciation, Depletion and Amortization (DD&A)	101	0.75	114	0.79	(13)	(0.04)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	207	1.54	226	1.58	(19)	(0.04)
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$130	$0.97	$247	$1.74	$(117)	$(0.77)

*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 8.1 Bcfe decrease in total sales volumes in the period-to-period comparison was primarily due to normal production declines and the timing of when new wells were turned-in-line after the 2022 period. There was also an approximate 3.0 Bcfe reduction in volumes related to the sale of various non-operated oil and gas assets (See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

Changes in the average costs per Mcfe were primarily related to the following items:
•Production, ad valorem and other fees decreased on a per unit basis primarily due to decreased realized prices on natural gas.
•Transportation, gathering and compression increased on a per unit basis primarily due to an increase in repairs and maintenance expense and electrical compression expense and the overall decrease in volumes. The increase was offset in part by a transportation refund received in connection with an interstate pipeline rate case settlement.
•Depreciation, depletion and amortization expense decreased on a per unit basis due to a lower annual depletion rate primarily resulting from low-cost reserve additions from development during the 2022 period.

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Three Months Ended June 30,
in thousands (unless noted)	2023	2022	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	9,659	8,845	814	9.2%
Sales Volume (Mbbls)	1,610	1,474	136	9.2%
Gross Price ($/Bbl)	$19.08	$43.26	$(24.18)	(55.9)%
Gross NGL Revenue	$30,763	$63,774	$(33,011)	(51.8)%

Oil/Condensate:
Sales Volume (MMcfe)	291	343	(52)	(15.2)%
Sales Volume (Mbbls)	49	57	(8)	(14.0)%
Gross Price ($/Bbl)	$63.42	$96.24	$(32.82)	(34.1)%
Gross Oil/Condensate Revenue	$3,076	$5,505	$(2,429)	(44.1)%

NATURAL GAS
Sales Volume (MMcf)	124,207	133,143	(8,936)	(6.7)%
Sales Price ($/Mcf)	$1.80	$7.02	$(5.22)	(74.4)%
Gross Natural Gas Revenue	$223,222	$934,127	$(710,905)	(76.1)%

Hedging Impact ($/Mcf)	$0.64	$(3.98)	$4.62	116.1%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement	$79,559	$(530,391)	$609,950	115.0%

The decrease in gross revenue was primarily the result of the $5.22 per Mcf decrease in natural gas prices, when excluding the impact of hedging, the 8.1 Bcfe decrease in sales volumes, and the $24.18 per Bbl decrease in NGL prices. These decreases were offset, in-part, by the impact of the change in the realized gain (loss) on commodity derivative instruments - cash settlement related to the Company's hedging program.

SEGMENT ANALYSIS for the three months ended June 30, 2023 compared to the three months ended June 30, 2022:

	For the Three Months Ended				Difference to Three Months Ended
	June 30, 2023				June 30, 2022
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$234	$23	$—	$257	$(689)	$(56)	$(1)	$(746)
Gain on Commodity Derivative Instruments	74	6	463	543	563	47	585	1,195
Purchased Gas Revenue	—	—	9	9	—	—	(37)	(37)
Other Revenue and Operating Income	17	—	14	31	(1)	—	9	8
Total Revenue and Other Operating Income	325	29	486	840	(127)	(9)	556	420
Lease Operating Expense	9	4	—	13	(1)	—	—	(1)
Production, Ad Valorem, and Other Fees	5	—	—	5	(3)	(2)	—	(5)
Transportation, Gathering and Compression	71	17	—	88	(5)	5	—	—
Depreciation, Depletion and Amortization	87	13	4	104	(9)	—	(3)	(12)
Exploration and Production Related Other Costs	—	—	2	2	—	—	(3)	(3)
Purchased Gas Costs	—	—	9	9	—	—	(37)	(37)
Selling, General and Administrative Costs	—	—	30	30	—	—	—	—
Other Operating Expense	—	—	21	21	—	—	—	—
Total Operating Expense	172	34	66	272	(18)	3	(43)	(58)
Other Expense	—	—	2	2	—	—	(3)	(3)
Gain on Asset Sales and Abandonments, net	—	—	(106)	(106)	—	—	(100)	(100)
Loss on Debt Extinguishment	—	—	—	—	—	—	(13)	(13)
Interest Expense	—	—	35	35	—	—	4	4
Total Other Expense	—	—	(69)	(69)	—	—	(112)	(112)
Total Costs and Expenses	172	34	(3)	203	(18)	3	(155)	(170)
Earnings (Loss) Before Income Tax	$153	$(5)	$489	$637	$(109)	$(12)	$711	$590

        SHALE SEGMENT

The Shale segment had earnings before income tax of $153 million for the three months ended June 30, 2023 compared to earnings before income tax of $262 million for the three months ended June 30, 2022.

	For the Three Months Ended June 30,
	2023	2022	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	114.0	122.1	(8.1)	(6.6)%
NGLs Sales Volumes (Bcfe)*	9.7	8.8	0.9	10.2%
Oil/Condensate Sales Volumes (Bcfe)*	0.3	0.3	—	—%
Total Shale Sales Volumes (Bcfe)*	124.0	131.2	(7.2)	(5.5)%

Average Sales Price - Natural Gas (per Mcf)	$1.76	$7.00	$(5.24)	(74.9)%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.64	$(4.01)	$4.65	116.0%
Average Sales Price - NGLs (per Mcfe)*	$3.18	$7.21	$(4.03)	(55.9)%
Average Sales Price - Oil/Condensate (per Mcfe)*	$10.54	$16.03	$(5.49)	(34.2)%

Total Average Shale Sales Price (per Mcfe)	$2.48	$3.31	$(0.83)	(25.1)%
Average Shale Lease Operating Expenses (per Mcfe)	0.07	0.08	(0.01)	(12.5)%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.04	0.05	(0.01)	(20.0)%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.57	0.58	(0.01)	(1.7)%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.70	0.74	(0.04)	(5.4)%
Total Average Shale Production Costs (per Mcfe)	$1.38	$1.45	$(0.07)	(4.8)%
Total Average Shale Production Margin (per Mcfe)	$1.10	$1.86	$(0.76)	(40.9)%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.

The Shale segment had natural gas, NGLs and oil/condensate revenue of $234 million for the three months ended June 30, 2023 compared to $923 million for the three months ended June 30, 2022. The $689 million decrease was due primarily to a 74.9% decrease in the average sales price for natural gas, a 5.5% decrease in total Shale sales volumes and a 55.9% decrease in the average sales price of NGLs. The decrease in total Shale volumes was primarily due to normal production declines and the timing of when new wells were turned-in-line after the 2022 period. There was also an approximate 3.0 Bcfe reduction in volumes related to the sale of non-operated Shale wells (See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

The decrease in total average Shale sales price was primarily due to a $5.24 per Mcf decrease in average gas sales price and a $4.03 per Mcfe decrease in the average NGL sales price. These decreases were offset in part by a $4.65 per Mcf change in the realized gain (loss) on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 103.9 Bcf of the Company's produced Shale gas sales volumes for the three months ended June 30, 2023 at an average gain of $0.70 per Mcf hedged. For the three months ended June 30, 2022, these financial hedges represented approximately 104.6 Bcf at an average loss of $4.68 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $172 million for the three months ended June 30, 2023 compared to $190 million for the three months ended June 30, 2022. The decreases in total dollars and unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $9 million for the three months ended June 30, 2023 compared to $10 million for the three months ended June 30, 2022. The decrease in total dollars was primarily due to a decrease in water disposal costs.

•Shale production, ad valorem and other fees were $5 million for the three months ended June 30, 2023 compared to $8 million for the three months ended June 30, 2022. The decrease in total dollars was primarily due to decreased realized prices on natural gas and the decrease in total Shale sales volumes.

•Shale transportation, gathering and compression costs were $71 million for the three months ended June 30, 2023 compared to $76 million for the three months ended June 30, 2022. The decrease in total dollars was primarily due to a transportation refund received in the current period in connection with an interstate pipeline rate case settlement. The decrease was offset, in part, by an increase in repairs and maintenance expense and electrical compression expense. On a per unit basis, the decrease in total dollars was offset by the decrease in total Shale sales volumes.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $87 million for the three months ended June 30, 2023 compared to $96 million for the three months ended June 30, 2022. These amounts included depletion on a units of production basis of $0.59 per Mcfe and $0.62 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of a lower annual depletion rate related to low-cost reserve additions from development in the 2022 period. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third-parties. The Shale segment had other revenue and operating income of $17 million for the three months ended June 30, 2023 compared to $18 million for the three months ended June 30, 2022. The decrease in the period-to-period comparison was primarily due to lower third-party gathering volumes due to normal production declines.

COALBED METHANE (CBM) SEGMENT

The CBM segment had a loss before income tax of $5 million for the three months ended June 30, 2023 compared to earnings before income tax of $7 million for the three months ended June 30, 2022.

	For the Three Months Ended June 30,
	2023	2022	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	10.1	11.0	(0.9)	(8.2)%

Average Sales Price - Gas (per Mcf)	$2.24	$7.23	$(4.99)	(69.0)%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.59	$(3.75)	$4.34	115.7%

Total Average CBM Sales Price (per Mcf)	$2.84	$3.49	$(0.65)	(18.6)%
Average CBM Lease Operating Expenses (per Mcf)	0.44	0.39	0.05	12.8%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.05	0.22	(0.17)	(77.3)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.64	1.07	0.57	53.3%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.24	1.18	0.06	5.1%
Total Average CBM Production Costs (per Mcf)	$3.37	$2.86	$0.51	17.8%
Total Average CBM Production Margin (per Mcf)	$(0.53)	$0.63	$(1.16)	(184.1)%
The CBM segment had natural gas revenue of $23 million for the three months ended June 30, 2023 compared to $79 million for the three months ended June 30, 2022. The decrease was due to a 69.0% decrease in the average sales price for natural gas in the current period and an 8.2% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price decreased $0.65 per Mcf due to a $4.99 per Mcf decrease in average gas sales price, offset in part by a $4.34 per Mcf change in the realized gain (loss) on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 8.3 Bcf of the Company's produced CBM sales volumes for the three months ended June 30, 2023 at an average gain of $0.72 per Mcf hedged. For the three months ended June 30, 2022, these financial hedges represented approximately 8.9 Bcf at an average loss of $4.64 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $34 million for the three months ended June 30, 2023 compared to $31 million for the three months ended June 30, 2022. The increases in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $4 million for both the three months ended June 30, 2023 and June 30, 2022. The increase in unit costs was due to the decrease in CBM sales volumes.

•CBM production, ad valorem and other fees were nominal for the three months ended June 30, 2023 compared to $2 million for the three months ended June 30, 2022. The decreases in total dollars and unit costs were primarily due to decreased realized prices on natural gas.

•CBM transportation, gathering and compression costs were $17 million for the three months ended June 30, 2023 compared to $12 million for the three months ended June 30, 2022. The increases in total dollars and unit costs were primarily due to increases in repairs and maintenance expense and electrical compression expense.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $13 million for both the three months ended June 30, 2023 and June 30, 2022. These amounts included depletion on a units of production basis of $0.64 per Mcfe for both periods. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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

The Other Segment had earnings before income tax of $489 million for the three months ended June 30, 2023 compared to a loss before income tax of $222 million for the three months ended June 30, 2022. The increase in total dollars is discussed below.

	For the Three Months Ended June 30,
	2023	2022	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.1	0.1	—	—%

Unrealized Gain (Loss) on Commodity Derivative Instruments

For the three months ended June 30, 2023, the Other Segment recognized an unrealized gain on commodity derivative instruments of $463 million. For the three months ended June 30, 2022, the Other Segment recognized an unrealized loss on commodity derivative instruments of $122 million. The unrealized gain or loss on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $9 million for the three months ended June 30, 2023 compared to $46 million for the three months ended June 30, 2022. Purchased gas costs were $9 million for the three months ended June 30, 2023 compared to $46 million for the three months ended June 30, 2022. The period-to-period decrease in purchased gas revenue was due to a decrease in purchased gas sales volumes and a decrease in average sales price.

	For the Three Months Ended June 30,
	2023	2022	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	4.9	9.1	(4.2)	(46.2)%
Average Sales Price (per Mcf)	$1.89	$5.14	$(3.25)	(63.2)%
Purchased Gas Average Cost (per Mcf)	$1.78	$5.08	$(3.30)	(65.0)%

Other Operating Income

	For the Three Months Ended June 30,
(in millions)	2023	2022	Variance	Percent Change
Sales of Environmental Attributes	$8	$—	$8	100.0%
Excess Firm Transportation Income	4	3	1	33.3%
Water Income	1	1	—	—%
Equity Income from Affiliates	1	1	—	—%
Total Other Operating Income	$14	$5	$9	180.0%

•Sales of environmental attributes, includes items such as (but are not limited to): carbon credits, air quality credits, renewable energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances. The quantities and types of environmental attributes we sell and the associated revenue can vary depending on a number of factors, including the market for these credits, changes to the various voluntary or compliance programs under which the credits are generated and sold, and our ability to strictly comply with the programs under which the attributes can be sold.
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

Exploration and Production Related Other Costs

	For the Three Months Ended June 30,
(in millions)	2023	2022	Variance	Percent Change
Seismic Activity	$—	$3	$(3)	(100.0)%
Lease Expiration Costs	1	1	—	—%
Land Rentals	1	1	—	—%
Total Exploration and Production Related Other Costs	$2	$5	$(3)	(60.0)%

•Seismic activity expense for the prior period primarily related to the acquisition of three-dimensional seismic data.
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

	For the Three Months Ended June 30,
(in millions)	2023	2022	Variance	Percent Change
Salaries, Wages and Employee Benefits	$6	$8	$(2)	(25.0)%
Contributions and Advertising	1	2	(1)	(50.0)%
Short-Term Incentive Compensation	3	3	—	—%
Long-Term Equity-Based Compensation (Non-Cash)	5	4	1	25.0%
Other	15	13	2	15.4%
Total SG&A	$30	$30	$—	—%

•Salaries, wages and employee benefits decreased in the period-to-period comparison primarily due to a decrease in employee related expenses.

Other Operating Expense

	For the Three Months Ended June 30,
(in millions)	2023	2022	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$14	$18	$(4)	(22.2)%
Litigation Settlements	—	2	(2)	(100.0)%
Insurance Expense	1	1	—	—%
Virginia Flood Expense	1	—	1	100.0%
Environmental Attribute Fees	2	—	2	100.0%
Other	3	—	3	100.0%
Total Other Operating Expense	$21	$21	$—	—%

•Unutilized firm transportation and processing fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. In some instances, the Company may have the opportunity to realize more favorable net pricing by strategically choosing to sell natural gas into a market or to a customer that does not require the use of the Company’s own firm transportation capacity. Such sales would result in an increase in unutilized firm transportation expense. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Excess Firm Transportation Income in Other Operating Income. The decrease in the period-to-period comparison was primarily due to a portion of a transportation refund received in connection with an interstate pipeline rate case settlement applicable to unutilized firm transportation expense.
•CNX and its subsidiaries are subject to various lawsuits and claims in the normal course of business. CNX accrues the estimated loss for these lawsuits and claims as litigation settlements when the loss is probable and can be estimated. (See Note 20 - Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of CNX's 2022 Form 10-K for additional information). The decrease in litigation settlements in the period-to-period comparison was the result of various items, none of which were individually material.
•Virginia flood expense includes the continuing effort to cleanup and repair areas that were impacted by flooding that occurred in Buchanan County, Virginia in July 2022.
•Environmental attribute fees represent costs related to the sale of environmental attributes that are included in Other Operating Income.
•Other increased in the period-to-period comparison due to various one-time items, none of which were individually material.

Other Expense

	For the Three Months Ended June 30,
(in millions)	2023	2022	Variance	Percent Change
Other Income
Right-of-Way Sales	$2	$—	$2	100.0%
Other	1	—	1	100.0%
Total Other Income	$3	$—	$3	100.0%

Other Expense
Professional Services	$1	$1	$—	—%
Bank Fees	3	3	—	—%
Other Corporate Expense	1	1	—	—%
Total Other Expense	$5	$5	$—	—%

Total Other Expense	$2	$5	$(3)	(60.0)%

Gain on Asset Sales and Abandonments, net

A net gain on asset sales and abandonments of $106 million was recognized in the three months ended June 30, 2023 compared to a net gain of $6 million in the three months ended June 30, 2022. The net gain recognized in the three months ended June 30, 2023 primarily relates to the sale of various non-operated oil and gas assets (See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). The net gain recognized during the three months ended June 30, 2022 primarily relates to the sale of various non-core assets (rights-of-way, surface acreage and other non-care oil and gas interests).

Loss on Debt Extinguishment

A loss on debt extinguishment of $13 million was recognized in the three months ended June 30, 2022 in connection with the purchase of a portion of the Convertible Notes due May 2026. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Interest Expense

	For the Three Months Ended June 30,
(in millions)	2023	2022	Variance	Percent Change
Total Interest Expense	$35	$31	$4	12.9%

The $4 million increase in total interest expense was primarily due to slightly higher interest paid on long-term debt that was issued after the second quarter of 2022. The increase was also due to a minimal unrealized loss on interest rate swaps in the current period compared to a $2 million unrealized gain in the prior period. These increases were offset in part by lower borrowings on the revolving credit facility. See Note 12 – Derivative Instruments and Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Three Months Ended June 30,
(in millions)	2023	2022	Variance	Percent Change
Total Company Earnings Before Income Tax	$637	$47	$590	1,255.3%
Income Tax Expense	$162	$14	$148	1,057.1%
Effective Income Tax Rate	25.4%	28.9%	(3.5)%

The effective income tax rate was 25.4% for the three months ended June 30, 2023 compared to 28.9% for the three months ended June 30, 2022. The effective rate for the three months ended June 30, 2023 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation, federal tax credits and state taxes primarily due to a West Virginia tax law. The effective rate for the three months ended June 30, 2022 differs from the U.S. federal statutory rate of 21% primarily due to the impact of the partial repurchase of the Convertible Notes, equity compensation and state income taxes. See Note 5 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Results of Operations - Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

Net Income (Loss)
CNX reported net income of $1,185 million, or earnings per diluted share of $6.09, for the six months ended June 30, 2023, compared to a net loss of $890 million, or a loss per diluted share of $4.52, for the six months ended June 30, 2022.

Included in the earnings for the six months ended June 30, 2023 was an unrealized gain on commodity derivative instruments of $1,287 million and a net gain on asset sales and abandonments of $115 million. Included in the loss for the six months ended June 30, 2022 was an unrealized loss on commodity derivative instruments of $1,578 million and a net gain on asset sales and abandonments of $20 million. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the gain on asset sales and abandonments.

Non-GAAP Financial Measures

CNX's management uses certain non-GAAP financial measures for planning, forecasting and evaluating business and financial performance, and believes that they are useful for investors in analyzing the Company. Although these are not measures of performance calculated in accordance with GAAP, management believes that these financial measures are useful to an investor in evaluating CNX because these metrics are widely used to evaluate a natural gas company’s operating performance. Sales of Natural Gas, NGL and Oil, including cash settlements is a non-GAAP measure that excludes the impacts of changes in the fair value of commodity derivative instruments prior to settlement, which are often volatile, and only includes the impact of settled commodity derivative instruments. Sales of Natural Gas, NGL and Oil, including cash settlements also excludes purchased gas revenue and other revenue and operating income, which are not directly related to CNX’s natural gas producing activities. Natural Gas, NGL and Oil Production Costs is a non-GAAP measure that excludes certain expenses that are not directly related to CNX’s natural gas producing activities and are managed outside our production operations (See Note 14 – Segment Information in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). These expenses include, but are not limited to, interest expense, other operating expense and other corporate expenses such as selling, general and administrative costs. We believe that Sales of Natural Gas, NGL and Oil, including cash settlements, Natural Gas, NGL and Oil Production Costs and Natural Gas, NGL and Oil Production Margin (which is derived by subtracting Natural Gas, NGL and Oil Production Costs from Sales of Natural Gas, NGL and Oil, including cash settlements) provide useful information to investors for evaluating period-to-period comparisons of earnings trends. These metrics should not be viewed as a substitute for measures of performance that are calculated in accordance with GAAP. In addition, because all companies do not calculate these measures identically, these measures may not be comparable to similarly titled measures of other companies.

Non-GAAP Financial Measures Reconciliation

	For the Six Months Ended June 30,
(Dollars in millions)	2023	2022
Total Revenue and Other Operating Income (Loss)	$2,116	$(493)
Add (Deduct):
Purchased Gas Revenue	(46)	(92)
Unrealized (Gain) Loss on Commodity Derivative Instruments	(1,287)	1,578
Other Revenue and Operating Income	(52)	(46)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$731	$947

Total Operating Expense	$592	$653
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(7)	(7)
Exploration and Production Related Other Costs	(7)	(6)
Purchased Gas Costs	(43)	(91)
Selling, General and Administrative Costs	(66)	(62)
Other Operating Expense	(36)	(32)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$433	$455
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

	For the Six Months Ended June 30,
	2023		2022		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		270.0		293.2		(23.2)

Natural Gas, NGL and Oil Revenue	$713	$2.64	$1,748	$6.14	$(1035)	$(3.50)
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement	18	0.07	(801)	(2.91)	819	2.98
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	731	2.71	947	3.23	(216)	(0.52)
Lease Operating Expense	30	0.11	30	0.10	—	0.01
Production, Ad Valorem, and Other Fees	15	0.05	20	0.07	(5)	(0.02)
Transportation, Gathering and Compression	186	0.69	177	0.60	9	0.09
Depreciation, Depletion and Amortization (DD&A)	202	0.75	228	0.78	(26)	(0.03)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	433	1.60	455	1.55	(22)	0.05
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$298	$1.11	$492	$1.68	$(194)	$(0.57)
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 23.2 Bcfe decrease in volumes in the period-to-period comparison was primarily due to various operational delays and challenges that occurred in 2022, which impacted current period production due to the timing of wells being turned-in-line. The remaining variance is primarily due to normal production declines.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense increased on a per unit basis primarily due to an increase in repair and maintenance expense and the overall decrease in volumes.
•Production, ad valorem and other fees decreased on a per unit basis primarily due to decreased realized prices on natural gas.
•Transportation, gathering and compression expense increased on a per unit basis primarily due to increased processing costs, increased electrical compression expense, increased repairs and maintenance expense and lower volumes.
•Depreciation, depletion and amortization expense decreased on a per unit basis due to a lower annual depletion rate primarily resulting from low-cost reserve additions from development during the 2022 period.

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Six Months Ended June 30,
in thousands (unless noted)	2023	2022	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	19,719	17,351	2,368	13.6%
Sales Volume (Mbbls)	3,287	2,892	395	13.7%
Gross Price ($/Bbl)	$23.40	$44.46	$(21.06)	(47.4)%
Gross NGL Revenue	$76,819	$128,570	$(51,751)	(40.3)%

Oil/Condensate:
Sales Volume (MMcfe)	806	698	108	15.5%
Sales Volume (Mbbls)	134	116	18	15.5%
Gross Price ($/Bbl)	$65.88	$86.46	$(20.58)	(23.8)%
Gross Oil/Condensate Revenue	$8,849	$10,060	$(1,211)	(12.0)%

NATURAL GAS
Sales Volume (MMcf)	249,498	275,144	(25,646)	(9.3)%
Sales Price ($/Mcf)	$2.51	$5.85	$(3.34)	(57.1)%
Gross Natural Gas Revenue	$627,032	$1,609,401	$(982,369)	(61.0)%

Hedging Impact ($/Mcf)	$0.07	$(2.91)	$2.98	102.4%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement	$18,527	$(801,233)	$819,760	102.3%

The decrease in gross revenue was primarily the result of the $3.34 per Mcf decrease in natural gas prices, when excluding the impact of hedging, the 23.2 Bcfe decrease in sales volumes and the $21.06 per Bbl decrease in NGL prices. These decreases were offset, in-part, by the impact of the change in the gain (loss) on commodity derivative instruments - cash settlement related to the Company's hedging program.

SEGMENT ANALYSIS for the six months ended June 30, 2023 compared to the six months ended June 30, 2022:

	For the Six Months Ended				Difference to Six Months Ended
	June 30, 2023				June 30, 2022
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$641	$71	$1	$713	$(963)	$(72)	$—	$(1,035)
Gain on Commodity Derivative Instruments	17	1	1,287	1,305	755	64	2,865	3,684
Purchased Gas Revenue	—	—	46	46	—	—	(46)	(46)
Other Revenue and Operating Income	34	—	18	52	(1)	—	7	6
Total Revenue and Other Operating Income	692	72	1,352	2,116	(209)	(8)	2,826	2,609
Lease Operating Expense	20	10	—	30	(2)	2	—	—
Production, Ad Valorem, and Other Fees	12	3	—	15	(3)	(2)	—	(5)
Transportation, Gathering and Compression	153	32	1	186	—	9	—	9
Depreciation, Depletion and Amortization	174	25	10	209	(23)	(1)	(2)	(26)
Exploration and Production Related Other Costs	—	—	7	7	—	—	1	1
Purchased Gas Costs	—	—	43	43	—	—	(48)	(48)
Selling, General and Administrative Costs	—	—	66	66	—	—	4	4
Other Operating Expense	—	—	36	36	—	—	4	4
Total Operating Expense	359	70	163	592	(28)	8	(41)	(61)
Other Expense	—	—	3	3	—	—	(2)	(2)
Gain on Asset Sales and Abandonments, net	—	—	(115)	(115)	—	—	(95)	(95)
Loss on Debt Extinguishment	—	—	—	—	—	—	(13)	(13)
Interest Expense	—	—	71	71	—	—	13	13
Total Other Expense	—	—	(41)	(41)	—	—	(97)	(97)
Total Costs and Expenses	359	70	122	551	(28)	8	(138)	(158)
Earnings Before Income Tax	$333	$2	$1,230	$1,565	$(181)	$(16)	$2,964	$2,767

        SHALE SEGMENT

The Shale segment had earnings before income tax of $333 million for the six months ended June 30, 2023 compared to earnings before income tax of $514 million for the six months ended June 30, 2022.

	For the Six Months Ended June 30,
	2023	2022	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	228.9	252.6	(23.7)	(9.4)%
NGLs Sales Volumes (Bcfe)*	19.7	17.3	2.4	13.9%
Oil/Condensate Sales Volumes (Bcfe)*	0.8	0.7	0.1	14.3%
Total Shale Sales Volumes (Bcfe)*	249.4	270.6	(21.2)	(7.8)%

Average Sales Price - Natural Gas (per Mcf)	$2.43	$5.80	$(3.37)	(58.1)%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.08	$(2.92)	$3.00	102.7%
Average Sales Price - NGLs (per Mcfe)*	$3.90	$7.41	$(3.51)	(47.4)%
Average Sales Price - Oil/Condensate (per Mcfe)*	$10.96	$14.40	$(3.44)	(23.9)%

Total Average Shale Sales Price (per Mcfe)	$2.64	$3.20	$(0.56)	(17.5)%
Average Shale Lease Operating Expenses (per Mcfe)	0.08	0.08	—	—%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.05	0.05	—	—%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.62	0.57	0.05	8.8%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.69	0.73	(0.04)	(5.5)%
Total Average Shale Production Costs (per Mcfe)	$1.44	$1.43	$0.01	0.7%
Total Average Shale Production Margin (per Mcfe)	$1.20	$1.77	$(0.57)	(32.2)%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.
The Shale segment had natural gas, NGLs and oil/condensate revenue of $641 million for the six months ended June 30, 2023 compared to $1,604 million for the six months ended June 30, 2022. The $963 million decrease was due primarily to a 58.1% decrease in the average sales price for natural gas, a 7.8% decrease in total Shale sales volumes and a 47.4% decrease in the average sales price of NGLs. The decrease in total Shale sales volumes was primarily due to various operational delays and challenges that occurred in 2022, which impacted current period production due to the timing of wells being turned-in-line. The remaining variance is primarily due to normal production declines.

The decrease in total average Shale sales price was primarily due to a $3.37 per Mcf decrease in average natural gas sales price and a $3.51 per Mcfe decrease in the average NGL sales price. These decreases were offset in part by a $3.00 per Mcf change in the realized gain (loss) on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 188.3 Bcf of the Company's produced Shale gas sales volumes for the six months ended June 30, 2023 at an average gain of $0.09 per Mcf hedged. For the six months ended June 30, 2022, these financial hedges represented approximately 212.6 Bcf at an average loss of $3.47 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $359 million for the six months ended June 30, 2023 compared to $387 million for the six months ended June 30, 2022. The decrease in total dollars and increase in unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $20 million for the six months ended June 30, 2023 compared to $22 million for the six months ended June 30, 2022. The decrease in total dollars was primarily related to a decrease in water disposal costs.

•Shale production, ad valorem and other fees were $12 million for the six months ended June 30, 2023 compared to $15 million for the six months ended June 30, 2022. The decrease in total dollars was primarily due to decreased realized prices on natural gas.

•Shale transportation, gathering and compression costs were $153 million for both the six months ended June 30, 2023 and June 30, 2022. The increase in unit costs was due to the decrease in total Shale sales volumes.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $174 million for the six months ended June 30, 2023 compared to $197 million for the six months ended June 30, 2022. These amounts included depletion on a unit of production basis of $0.59 per Mcfe and $0.63 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of a lower annual depletion rate related to low-cost reserve additions from development in the 2022 period. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third-parties. The Shale segment had other revenue and operating income of $34 million for the six months ended June 30, 2023 compared to $35 million for the six months ended June 30, 2022. The decrease in the period-to-period comparison was primarily due to lower third-party gathering volumes due to normal production declines.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $2 million for the six months ended June 30, 2023 compared to earnings before income tax of $18 million for the six months ended June 30, 2022.

	For the Six Months Ended June 30,
	2023	2022	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	20.5	22.5	(2.0)	(8.9)%

Average Sales Price - Natural Gas (per Mcf)	$3.45	$6.37	$(2.92)	(45.8)%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.06	$(2.78)	$2.84	102.2%

Total Average CBM Sales Price (per Mcf)	$3.52	$3.58	$(0.06)	(1.7)%
Average CBM Lease Operating Expenses (per Mcf)	0.49	0.36	0.13	36.1%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.17	0.23	(0.06)	(26.1)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.56	1.01	0.55	54.5%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.22	1.16	0.06	5.2%
Total Average CBM Production Costs (per Mcf)	$3.44	$2.76	$0.68	24.6%
Total Average CBM Production Margin (per Mcf)	$0.08	$0.82	$(0.74)	(90.2)%
The CBM segment had natural gas revenue of $71 million for the six months ended June 30, 2023 compared to $143 million for the six months ended June 30, 2022. The $72 million decrease was due to a 45.8% decrease in the average sales price for natural gas in the current period and an 8.9% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price decreased $0.06 per Mcf due to a $2.92 per Mcf decrease in average natural gas sales price, offset in part by a $2.84 per Mcf change in the realized gain (loss) on commodity derivative instruments resulting from the Company's hedging program, The notional amounts associated with these financial hedges represented approximately 15.6 Bcf of the Company's produced CBM sales volumes for the six months ended June 30, 2023 at an average gain of $0.09 per Mcf hedged. For the six months ended June 30, 2022, these financial hedges represented approximately 18.0 Bcf at an average loss of $3.46 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $70 million for the six months ended June 30, 2023 compared to $62 million for the six months ended June 30, 2022. The increases in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $10 million for the six months ended June 30, 2023 compared to $8 million for the six months ended June 30, 2022. The increases in total dollars and unit costs were primarily due to increases in repairs and maintenance expense.

•CBM production, ad valorem and other fees were $3 million for the six months ended June 30, 2023 compared to $5 million for the six months ended June 30, 2022. The decreases in total dollars and unit costs were primarily due to decreased realized prices on natural gas.

•CBM transportation, gathering and compression costs were $32 million for the six months ended June 30, 2023 compared to $23 million for the six months ended June 30, 2022. The increases in total dollars and unit cost were primarily due to an increase in repairs and maintenance expense and electrical compression expense.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $25 million for the six months ended June 30, 2023 compared to $26 million for the six months ended June 30, 2022. These amounts included depletion on a unit of production basis of $0.64 per Mcfe for both periods. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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

The Other Segment had earnings before income tax of $1,230 million for the six months ended June 30, 2023 compared to a loss before income tax of $1,734 million for the six months ended June 30, 2022. The increase in total dollars is discussed below.

	For the Six Months Ended June 30,
	2023	2022	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.1	0.1	—	—%

Unrealized Gain (Loss) on Commodity Derivative Instruments

For the six months ended June 30, 2023, the Other Segment recognized an unrealized gain on commodity derivative instruments of $1,287 million as well as cash settlements received of $1 million. For the six months ended June 30, 2022, the Other Segment recognized an unrealized loss on commodity derivative instruments of $1,578 million. The unrealized gain or loss on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third-parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $46 million for the six months ended June 30, 2023 compared to $92 million for the six months ended June 30, 2022. Purchased gas costs were $43 million for the six months ended June 30, 2023 compared to $91 million for the six months ended June 30, 2022. The period-to-period decrease in purchased gas revenue was due to a decrease in average sales price, offset in part by an increase in purchased gas sales volumes.

	For the Six Months Ended June 30,
	2023	2022	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	17.8	15.3	2.5	16.3%
Average Sales Price (per Mcf)	$2.59	$6.03	$(3.44)	(57.0)%
Purchased Gas Average Cost (per Mcf)	$2.42	$5.93	$(3.51)	(59.2)%

Other Operating Income

	For the Six Months Ended June 30,
(in millions)	2023	2022	Variance	Percent Change
Sales of Environmental Attributes	$8	$—	$8	100.0%
Excess Firm Transportation Income	5	6	(1)	(16.7)%
Water Income	2	3	(1)	(33.3)%
Equity Income from Affiliates	1	2	(1)	(50.0)%
Other	2	—	2	100.0%
Total Other Operating Income	$18	$11	$7	63.6%

•Sales of environmental attributes, includes items such as (but are not limited to): carbon credits, air quality credits, renewable energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances. The quantities and types of environmental attributes we sell and the associated revenue can vary depending on a number of factors, including the market for these credits, changes to the various voluntary or compliance programs under which the credits are generated and sold, and our ability to strictly comply with the programs under which the attributes can be sold.
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

Exploration and Production Related Other Costs

	For the Six Months Ended June 30,
(in millions)	2023	2022	Variance	Percent Change
Lease Expiration Costs	$4	$1	$3	300.0%
Permitting Expense	1	—	1	100.0%
Land Rentals	2	2	—	—%
Seismic Activity	—	3	(3)	(100.0)%
Total Exploration and Production Related Other Costs	$7	$6	$1	16.7%

•Lease expiration costs relate to leases where the primary term expired or will expire within the next 12 months. The increase in the six months ended June 30, 2023 was primarily due to an increase in the number of leases that were allowed to expire.
•Seismic activity expense for the prior period primarily related to the acquisition of three-dimensional seismic.

Selling, General and Administrative ("SG&A")

SG&A costs include costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, charitable contributions and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Six Months Ended June 30,
(in millions)	2023	2022	Variance	Percent Change
Long-term Equity-Based Compensation (Non-Cash)	$13	$11	$2	18.2%
Salaries, Wages and Employee Benefits	16	15	1	6.7%
Short-term Incentive Compensation	6	7	(1)	(14.3)%
Contributions and Advertising	3	4	(1)	(25.0)%
Other	28	25	3	12.0%
Total SG&A	$66	$62	$4	6.5%
•Long-term equity-based compensation increased in the period-to-period comparison primarily due to an acceleration of expense related to employee departures.
•Other increased primarily due to an increase in insurance expense and various one-time items, none of which were individually material.

Other Operating Expense

	For the Six Months Ended June 30,
(in millions)	2023	2022	Variance	Percent Change
Environmental Attribute Fees	$2	$—	$2	100.0%
Idle Equipment and Service Charges	2	—	2	100.0%
Insurance Expense	2	1	1	100.0%
Virginia Flood Expense	1	—	1	100.0%
Litigation Settlements	—	3	(3)	(100.0)%
Unutilized Firm Transportation and Processing Fees	23	27	(4)	(14.8)%
Other	6	1	5	500.0%
Total Other Operating Expense	$36	$32	$4	12.5%

•Environmental attribute fees represent costs related to the sale of environmental attributes that are included in Other Operating Income.
•Virginia flood expense includes the continuing effort to cleanup and repair areas that were impacted by flooding that occurred in Buchanan County, Virginia in July 2022.
•Unutilized firm transportation and processing fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. In some instances, the Company may have the opportunity to realize more favorable net pricing by strategically choosing to sell natural gas into a market or to a customer that does not require the use of the Company’s own firm transportation capacity. Such sales would result in an increase in unutilized firm transportation expense. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Excess Firm Transportation Income in Other Operating Income. The decrease in the period-to-period comparison was primarily due to a portion of a transportation refund received in connection with an interstate pipeline rate case settlement applicable to unutilized firm transportation expense.
•Other increased in the period-to-period comparison due to various one-time items, none of which were individually material.

Other Expense

	For the Six Months Ended June 30,
(in millions)	2023	2022	Variance	Percent Change
Other Income
Right-of-Way Sales	$4	$2	$2	100.0%
Other	2	4	(2)	(50.0)%
Total Other Income	$6	$6	$—	—%

Other Expense
Professional Services	$2	$3	$(1)	(33.3)%
Bank Fees	6	5	1	20.0%
Other Corporate Expense	1	3	(2)	(66.7)%
Total Other Expense	$9	$11	$(2)	(18.2)%

Total Other Expense	$3	$5	$(2)	(40.0)%

Gain on Asset Sales and Abandonments, net

A net gain on asset sales and abandonments of $115 million was recognized in the six months ended June 30, 2023 compared to a net gain of $20 million in the six months ended June 30, 2022. The net gain recognized in the six months ended June 30, 2023 primarily relates to the sale of various non-operated oil and gas assets (See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). The net gain recognized during the six months ended June 30, 2022 primarily relates to the sale of various non-core assets (rights-of-way, surface acreage and other non-care oil and gas interests).

Loss on Debt Extinguishment

A loss on debt extinguishment of $13 million was recognized in the six months ended June 30, 2022 in connection with the purchase of a portion of the Convertible Notes due May 2026. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Interest Expense

	For the Six Months Ended June 30,
(in millions)	2023	2022	Variance	Percent Change
Total Interest Expense	$71	$58	$13	22.4%

The $13 million increase in total interest expense was primarily due to a $1 million unrealized loss on interest rate swaps in the current period compared to a $7 million unrealized gain in the prior period. The increase was also due to slightly higher interest paid on long-term debt that was issued after the second quarter of 2022. These increases were offset in part by lower borrowings on the revolving credit facility. See Note 12 – Derivative Instruments and Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Six Months Ended June 30,
(in millions)	2023	2022	Variance	Percent Change
Total Company Earnings (Loss) Before Income Tax	$1,565	$(1,202)	$2,767	230.2%
Income Tax Expense (Benefit)	$379	$(312)	$691	221.5%
Effective Income Tax Rate	24.2%	26.0%	(1.8)%

The effective income tax rate was 24.2% for the six months ended June 30, 2023 compared to 26.0% for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of equity compensation, federal tax credits and state taxes primarily due to a West Virginia tax law change. The effective tax rate for the six months ended June 30, 2022 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of the partial repurchase of the Convertible Notes, equity compensation and state income taxes. See Note 5 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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
As of June 30, 2023, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices, CNX currently expects to remain in compliance with its debt covenants.

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

Factors that may Impact our Liquidity
•The Company’s cash on hand and access to additional liquidity. Cash and cash equivalents as of June 30, 2023 and December 31, 2022 were $22.8 million and $21.3 million, respectively.
•Accounts and notes receivable - trade as of June 30, 2023 and December 31, 2022 were $97.7 million and $348.5 million, respectively. Our accounts and notes receivable balance may fluctuate as of any balance sheet date depending on the prices we receive for our natural gas and NGLs and the volumes sold.
•Capital expenditures are expected to range between $625 million to $675 million for the year ended December 31, 2023. For the six months ended June 30, 2023, CNX had capital expenditures of $366.0 million. Accelerated levels of inflation may lead to price increases beyond CNX’s control that could lead to CNX incurring an increase in costs in the future.
•Production volumes are expected to range between 545.0 Bcfe and 555.0 Bcfe for the year ended December 31, 2023. For the six months ended June 30, 2023, CNX had production volumes of 270.0 Bcfe.
•Prices for natural gas and NGLs are volatile, and an extended decline in the prices we receive for our natural gas and NGLs will adversely affect our financial condition and cash flows.
•In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas and NGL swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net liability of $524 million at June 30, 2023 and a net liability of $1,905 million at December 31, 2022. The Company has not experienced any issues of non-performance by derivative counterparties. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q for further discussion of our commodity risk management.

Cash Flows (in millions)

	For the Six Months Ended June 30,
	2023	2022	Change
Cash Provided by Operating Activities	$447	$528	$(81)
Cash Used in Investing Activities	$(223)	$(232)	$9
Cash Used in Financing Activities	$(223)	$(299)	$76

Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:
•Net income increased $2,075 million in the period-to-period comparison.
•Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $697 million benefit for the change in deferred income taxes, a $2,959 million net change in commodity derivative instruments, a $96 million increase in gain on asset sales and abandonments, net and a $202 million net benefit for various other changes in working capital.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:
•Capital expenditures increased $107 million primarily due to an increase in drilling and completions activity and an overall increase in costs related to inflation.
•Proceeds from asset sales increased $116 million primarily due to the sale of various non-operated oil and gas assets (See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:
•Proceeds from CNXM's Revolving Credit Facility Borrowings decreased $44 million and repayments of CNXM's Revolving Credit Facility Borrowings increased $13 million.
•Proceeds from CNX's Revolving Credit Facility Borrowings decreased $585 million and repayments of CNX's Revolving Credit Facility Borrowings decreased $644 million.
•In the six months ended June 30, 2022, CNX paid $27 million to repurchase $14 million of the 2026 Convertible Notes at an average price of 188.0% of the principal.
•In the six months ended June 30, 2023, CNX repurchased $159 million of its common stock on the open market compared to $212 million during the six months ended June 30, 2022.

Commitments and Significant Contractual Obligations

The following is a summary of the Company's significant contractual obligations at June 30, 2023 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$400	$800	$200	$—	$1,400
Gas Firm Transportation and Processing	246,972	431,761	356,384	652,823	1,687,940
Long-Term Debt	—	325,124	451,497	1,390,373	2,166,994
Interest on Long-Term Debt	137,174	250,778	198,956	179,470	766,378
Finance Lease Obligations	3,362	7,126	6,912	288	17,688
Interest on Finance Lease Obligations	1,126	1,882	915	20	3,943
Operating Lease Obligations	53,166	88,057	9,786	17,155	168,164
Interest on Operating Lease Obligations	6,856	6,607	2,310	1,353	17,126
Long-Term Liabilities—Employee Related (a)	2,230	4,488	4,810	21,893	33,421
Other Long-Term Liabilities (b)	154,497	10,000	10,000	67,987	242,484
Total Contractual Obligations (c)	$605,783	$1,126,623	$1,041,770	$2,331,362	$5,105,538
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

Debt
At June 30, 2023, CNX had total long-term debt of $2,167 million, excluding unamortized debt issuance costs. This long-term debt consisted of:
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
•An aggregate principal amount of $100 million in outstanding borrowings under the CNXM Credit Facility. Payment of the principal and interest on the CNXM Credit Facility is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of the CNXM Facility.

Total Equity and Dividends
CNX had total equity of $3,983 million at June 30, 2023 compared to $2,950 million at December 31, 2022. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX has not paid dividends on its common stock since 2016. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as the Board of Directors deems relevant. CNX's Credit Facility limits its ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's net leverage ratio exceeds 3.00 to 1.00 and is subject to availability under the Credit Facility of at least 20% of the aggregate commitments and there being no borrowing base deficiency. The Credit Facility does not permit such dividend payments when an event of default has occurred and is continuing. The indentures to the 7.25% Senior Notes due March 2027, the 6.00% Senior Notes due January 2029, and the 7.375% Senior Notes due January 2031 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the six months ended June 30, 2023.
Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at June 30, 2023. Management believes these items will expire without being funded. See Note 11 – Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosure of contingent assets and liabilities in the Consolidated Financial Statements and at the date of the financial statements. Actual results could materially differ from those estimates. The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. The 2022 financial statements, as part of our Form 10-K filed with the SEC, includes additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q. Our significant accounting policies are described in Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of CNX's 2022 Form 10-K.

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

CNX believes that the use of derivative instruments, along with our risk assessment procedures and internal controls, mitigates our exposure to material pricing risks. The use of derivative instruments without other risk assessment procedures could materially affect the Company's results of operations depending on market prices; however, we believe that use of these instruments will not have a material adverse effect on our financial position or liquidity due to our risk assessment procedures and internal controls.
For a summary of accounting policies related to derivative instruments, see Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of CNX's 2022 Form 10-K.
CNX's open derivative instruments can cause earnings volatility relative to changes in market prices until the derivative contracts are either settled or are monetized prior to settlement. At June 30, 2023 and December 31, 2022 our open derivative instruments were in net liability positions with fair values of $524 million and $1,905 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at June 30, 2023 and December 31, 2022. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $678 million and $816 million at June 30, 2023 and December 31, 2022, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $678 million and $679 million at June 30, 2023 and December 31, 2022, respectively.
CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company uses derivative instruments to manage risk related to interest rates. These instruments change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. At June 30, 2023 and December 31, 2022, CNX had $2,060 million and $2,055 million, respectively, aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $13 million and $14 million, respectively. At June 30, 2023 and December 31, 2022, CNX had $100 million and $154 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to CNX's revolving credit facility, under which there were no borrowings at June 30, 2023 and December 31, 2022, and CNXM's revolving credit facility, under which there were $100 million of borrowings at June 30, 2023 and $154 million at December 31, 2022. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of June 30, 2023 and December 31, 2022 by $1 million and $2 million, respectively, on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of July 6, 2023, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2023 Fixed Price Volumes
Hedged Bcf	N/A	N/A	114.3	114.0	228.3
Weighted Average Hedge Price per Mcf	N/A	N/A	$2.42	$2.51	$2.47
2024 Fixed Price Volumes
Hedged Bcf	99.3	108.8	107.7	107.5	411.1*
Weighted Average Hedge Price per Mcf	$2.35	$2.52	$2.50	$2.53	$2.47
2025 Fixed Price Volumes
Hedged Bcf	92.5	92.9	93.9	95.0	374.3
Weighted Average Hedge Price per Mcf	$2.42	$2.38	$2.38	$2.39	$2.39
2026 Fixed Price Volumes
Hedged Bcf	76.6	85.5	86.3	86.3	333.3*
Weighted Average Hedge Price per Mcf	$2.48	$2.55	$2.55	$2.54	$2.53
2027 Fixed Price Volumes
Hedged Bcf	53.6	54.1	54.7	54.7	217.1
Weighted Average Hedge Price per Mcf	$3.29	$3.32	$3.32	$3.40	$3.33
*Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2023 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
The first through the third paragraphs of Note 11 – Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the three months ended June 30, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
April 1, 2023 - April 30, 2023	1,139,739	$15.95	1,137,269	$335,968
May 1, 2023 - May 31, 2023	1,414,441	$15.53	1,414,441	$314,007
June 1, 2023 - June 30, 2023	1,357,063	$16.95	1,357,063	$291,002
Total	3,911,243		3,908,773

(1) Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(2) Shares repurchased as part of the Company's $1,900 million share repurchase program authorized by the Board of Directors, which is not subject to an expiration date. The amount of shares that may yet be purchased under the Plan does not include a $1,000 million increase authorized by the Board of Directors on July 25, 2023 (See Note 15 – Stock Repurchase in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for more information).

ITEM 5.     OTHER INFORMATION
Trading Arrangements

None of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2023.

Amended and Restated Bylaws

On July 25, 2023, the Company’s Board of Directors approved the Amended and Restated Bylaws, effective as of such date (the "Amended and Restated Bylaws"). The Amended and Restated Bylaws include certain changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors, among other updates, including to:

•address matters relating to Rule 14a-19 (the "Universal Proxy Rule") under the Exchange Act, including (i) requiring that any stockholder submitting a nomination notice make a representation as to whether such stockholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with the Universal Proxy Rule, and if so, agree in writing that such stockholder will comply with the requirements of the Universal Proxy Rule; (ii) providing the Company a remedy if a stockholder fails to satisfy the Universal Proxy Rule requirements; (iii) requiring that a stockholder inform the Company if such stockholder no longer plans to solicit proxies in accordance with the Universal Proxy Rule; and (iv) requiring stockholders intending to use the Universal Proxy Rule to provide reasonable evidence of the satisfaction of the requirements under the Universal Proxy Rule at least five business days before the meeting upon request by the Company;
•revise and enhance the procedures and disclosure requirements set forth in the advance notice bylaw provisions for director nominations made and business proposals submitted by stockholders (other than proposals submitted pursuant to Rule 14a-8 under the Exchange Act), including (i) requiring additional information, representations, and disclosures regarding proposing stockholders, proposed nominees, proposed business, and other persons related to, and acting in concert with, a stockholder and the stockholder’s solicitation of proxies; (ii) clarifying that stockholders are not entitled to make additional or substitute nominations or proposals after the submission deadline and may only nominate a number of candidates to the Board of Directors that does not exceed the number of directors to be elected at such meeting; (iii) requiring that if requested by the Secretary of the Company, the Board of Directors or any committee of the Board of Directors, proposed nominees make themselves available for interviews by the Board of Directors and any committee of the Board of Directors within five business days following the date of such request; and (iv) clarifying the authority of the Secretary of the Company, the Board of Directors, or any committee of the Board of Directors to request additional information or written verification to demonstrate the accuracy of previously-provided information with respect to proposing stockholders, proposed nominees, and proposed business;
•require any stockholders directly or indirectly soliciting proxies from other stockholders to use a proxy card color other than white, with the white proxy card being reserved for exclusive use by the Board of Directors;
•clarify and revise who has the authority to call stockholder meetings, determine the order of business, decide the rules of procedure, and regulate the conduct of stockholder meetings;
•provide that the vote standard applicable to the proposal on the frequency of future advisory votes on executive compensation required by Section 14A(a)(2) of the Exchange Act (to determine whether the advisory vote on executive compensation will occur every one year, two years or three years) is a plurality of the votes cast by the Company’s stockholders; and
•incorporate certain administrative, modernizing, and conforming changes to provide clarification and consistency, including regarding meetings of the Board of Directors.

The foregoing description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6.EXHIBITS

3.1	Amended and Restated Bylaws of CNX Resources Corporation, filed here within.
10.1	Letter Agreement, dated May 24, 2023, by and between CNX Resources Corporation and Olayemi Akinkugbe, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on May 26, 2023.
10.2
Amendment No. 2, dated as of May 10, 2023, to the Third Amended and Restated Credit Agreement, dated October 6, 2021, by and among CNX Resources Corporation, the guarantors party thereto, the lenders party thereto and PNC Bank, N.A., as administrative agent and collateral agent, filed here within.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 27, 2023

CNX RESOURCES CORPORATION

By:	/S/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Director, Chief Executive Officer and President (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ ALAN K. SHEPARD
Alan K. Shepard
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

By:	/S/ JASON L. MUMFORD
Jason L. Mumford
Vice President and Controller