Form 10-Q
period 2023-09-30
CNX Resources Corp
filed 2023-10-25
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of October 12, 2023
Common stock, $0.01 par value	158,853,261

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
environmental attributes - items such as (but are not limited to): carbon credits, air quality credits, renewable energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances.
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

PART I : FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
(Unaudited)	September 30,		September 30,
Revenue and Other Operating Income (Loss):	2023	2022	2023	2022
Natural Gas, NGLs and Oil Revenue	$255,124	$1,127,341	$967,823	$2,875,371
Gain (Loss) on Commodity Derivative Instruments	47,803	(1,062,353)	1,352,442	(3,441,389)
Purchased Gas Revenue	11,135	31,738	57,302	124,132
Other Revenue and Operating Income	36,444	20,335	88,614	66,267
Total Revenue and Other Operating Income (Loss)	350,506	117,061	2,466,181	(375,619)
Costs and Expenses:
Operating Expense
Lease Operating Expense	16,573	19,239	46,139	48,920
Production, Ad Valorem and Other Fees	8,131	13,481	23,191	33,366
Transportation, Gathering and Compression	95,820	96,632	281,788	273,275
Depreciation, Depletion and Amortization	111,855	114,167	320,758	348,970
Exploration and Production Related Other Costs	1,600	685	8,431	7,086
Purchased Gas Costs	10,694	32,309	53,834	123,167
Selling, General, and Administrative Costs	29,213	27,722	95,806	89,737
Other Operating Expense	26,057	21,238	62,226	53,947
Total Operating Expense	299,943	325,473	892,173	978,468
Other Expense
Other Expense	1,454	1,922	5,133	6,362
(Gain) Loss on Asset Sales and Abandonments, net	(5,524)	12,077	(120,992)	(7,558)
Loss on Debt Extinguishment	—	9,953	—	22,934
Interest Expense	35,391	34,351	105,947	92,472
Total Other Expense (Income)	31,321	58,303	(9,912)	114,210
Total Costs and Expenses	331,264	383,776	882,261	1,092,678
Income (Loss) Before Income Tax	19,242	(266,715)	1,583,920	(1,468,297)
Income Tax (Benefit) Expense	(2,139)	160,357	377,189	(151,640)
Net Income (Loss)	$21,381	$(427,072)	$1,206,731	$(1,316,657)

Earnings (Loss) per Share
Basic	$0.13	$(2.28)	$7.34	$(6.80)
Diluted	$0.12	$(2.28)	$6.24	$(6.80)

Dividends Declared	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
(Unaudited)	2023	2022	2023	2022
Net Income (Loss)	$21,381	$(427,072)	$1,206,731	$(1,316,657)
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $(27), $(48),$(81), $(144))	72	135	216	405

Comprehensive Income (Loss)	$21,453	$(426,937)	$1,206,947	$(1,316,252)

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$8,653	$21,321
Accounts and Notes Receivable:
Trade, net	75,854	348,458
Other Receivables, net	15,501	6,184
Supplies Inventories	20,007	27,156
Derivative Instruments	166,486	154,474
Prepaid Expenses	14,091	16,211
Total Current Assets	300,592	573,804
Property, Plant and Equipment:
Property, Plant and Equipment	12,399,820	11,907,698
Less—Accumulated Depreciation, Depletion and Amortization	5,091,172	4,811,189
Total Property, Plant and Equipment—Net	7,308,648	7,096,509
Other Non-Current Assets:
Operating Lease Right-of-Use Assets	152,914	174,849
Derivative Instruments	287,029	244,931
Goodwill	323,314	323,314
Other Intangible Assets	72,076	76,990
Other	48,064	25,376
Total Other Non-Current Assets	883,397	845,460
TOTAL ASSETS	$8,492,637	$8,515,773

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	September 30, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$185,951	$191,343
Derivative Instruments	215,803	782,653
Current Portion of Finance Lease Obligations	1,792	881
Current Portion of Long-Term Debt	325,152	—
Current Portion of Operating Lease Obligations	55,448	47,436
Other Accrued Liabilities	206,872	290,491
Total Current Liabilities	991,018	1,312,804
Non-Current Liabilities:
Long-Term Debt	1,843,780	2,205,735
Finance Lease Obligations	5,384	1,970
Operating Lease Obligations	101,663	132,105
Derivative Instruments	806,291	1,517,021
Deferred Income Taxes	604,750	232,280
Asset Retirement Obligations	83,793	89,079
Other	98,644	74,318
Total Non-Current Liabilities	3,544,305	4,252,508
TOTAL LIABILITIES	4,535,323	5,565,312
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 159,644,764 Issued and Outstanding at September 30, 2023; 170,841,164 Issued and Outstanding at December 31, 2022	1,600	1,712
Capital in Excess of Par Value	2,423,875	2,506,269
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	1,538,136	448,993
Accumulated Other Comprehensive Loss	(6,297)	(6,513)
TOTAL STOCKHOLDERS' EQUITY	3,957,314	2,950,461
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,492,637	$8,515,773

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands) (Unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
June 30, 2023	$1,625	$2,440,895	$1,547,036	$(6,369)	$3,983,187
Net Income	—	—	21,381	—	21,381
Issuance of Common Stock	1	916	—	—	917
Purchase and Retirement of Common Stock	(26)	(20,805)	(30,185)	—	(51,016)
Shares Withheld for Taxes	—	—	(96)	—	(96)
Amortization of Stock-Based Compensation Awards	—	2,869	—	—	2,869
Other Comprehensive Income	—	—	—	72	72
September 30, 2023	$1,600	$2,423,875	$1,538,136	$(6,297)	$3,957,314
(Dollars in thousands) (Unaudited)
June 30, 2022	$1,918	$2,665,440	$(116,081)	$(14,253)	$2,537,024
Net Loss	—	—	(427,072)	—	(427,072)
Issuance of Common Stock	—	135	—	—	135
Purchase and Retirement of Common Stock	(83)	(66,707)	(70,266)	—	(137,056)
Shares Withheld for Taxes	—	—	(7)	—	(7)
Amortization of Stock-Based Compensation Awards	—	3,829	—	—	3,829
Other Comprehensive Income	—	—	—	135	135
September 30, 2022	$1,835	$2,602,697	$(613,426)	$(14,118)	$1,976,988

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
December 31, 2022	$1,712	$2,506,269	$448,993	$(6,513)	$2,950,461
(Unaudited)
Net Income	—	—	1,206,731	—	1,206,731
Issuance of Common Stock	2	1,652	—	—	1,654
Purchase and Retirement of Common Stock	(123)	(100,086)	(108,108)	—	(208,317)
Shares Withheld for Taxes	—	—	(9,480)	—	(9,480)
Amortization of Stock-Based Compensation Awards	9	16,040	—	—	16,049
Other Comprehensive Income	—	—	—	216	216
September 30, 2023	$1,600	$2,423,875	$1,538,136	$(6,297)	$3,957,314
(Dollars in thousands)
December 31, 2021	$2,039	$2,834,863	$877,894	$(14,523)	$3,700,273
(Unaudited)
Net Loss	—	—	(1,316,657)	—	(1,316,657)
Issuance of Common Stock	2	1,116	—	—	1,118
Purchase and Retirement of Common Stock	(212)	(169,874)	(187,938)	—	(358,024)
Shares Withheld for Taxes	—	—	(5,672)	—	(5,672)
Amortization of Stock-Based Compensation Awards	6	14,876	—	—	14,882
Other Comprehensive Income	—	—	—	405	405
Cumulative Effect of Adoption of New Accounting Standard	—	(78,284)	18,947	—	(59,337)
September 30, 2022	$1,835	$2,602,697	$(613,426)	$(14,118)	$1,976,988

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended
Dollars in Thousands	September 30,
Cash Flows from Operating Activities:	2023	2022
Net Income (Loss)	$1,206,731	$(1,316,657)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	320,758	348,970
Amortization of Deferred Financing Costs	6,943	6,163
Stock-Based Compensation	16,049	14,882
Gain on Asset Sales and Abandonments, net	(120,992)	(7,558)
Loss on Debt Extinguishment	—	22,934
(Gain) Loss on Commodity Derivative Instruments	(1,352,442)	3,441,389
Loss (Gain) on Other Derivative Instruments	2,231	(10,047)
Net Cash Received (Paid) in Settlement of Commodity Derivative Instruments	18,521	(1,452,219)
Deferred Income Taxes	372,389	(159,134)
Other	(694)	3,969
Changes in Operating Assets:
Accounts and Notes Receivable	263,251	(150,097)
Recoverable Income Taxes	—	72
Supplies Inventories	7,149	(13,503)
Prepaid Expenses	2,120	(1,434)
Changes in Other Assets	267	21,642
Changes in Operating Liabilities:
Accounts Payable	(1,202)	27,824
Accrued Interest	(9,287)	(15,840)
Other Operating Liabilities	(77,807)	36,022
Changes in Other Liabilities	(528)	(4,634)
Net Cash Provided by Operating Activities	653,457	792,744
Cash Flows from Investing Activities:
Capital Expenditures	(571,655)	(392,537)
Proceeds from Asset Sales	161,937	30,571
Net Cash Used in Investing Activities	(409,718)	(361,966)
Cash Flows from Financing Activities:
Payments on Long-Term Notes	—	(385,719)
Proceeds from CNXM Revolving Credit Facility Borrowings	214,850	234,200
Repayments of CNXM Revolving Credit Facility Borrowings	(280,500)	(271,050)
Proceeds from CNX Revolving Credit Facility Borrowings	1,186,301	2,700,975
Repayments of CNX Revolving Credit Facility Borrowings	(1,161,301)	(2,848,325)
Proceeds from Issuance of CNX Senior Notes	—	493,750
Payments on Other Debt	(1,134)	(475)
Proceeds from Issuance of Common Stock	1,654	1,118
Shares Withheld for Taxes	(9,480)	(5,672)
Purchases of Common Stock	(206,441)	(350,019)
Debt Issuance and Financing Fees	(356)	(1,532)
Net Cash Used in Financing Activities	(256,407)	(432,749)
Net Decrease in Cash and Cash Equivalents	(12,668)	(1,971)
Cash and Cash Equivalents at Beginning of Period	21,321	3,565
Cash and Cash Equivalents at End of Period	$8,653	$1,594

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for future periods.

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

Receivables

As of September 30, 2023 and December 31, 2022, Accounts Receivable - Trade were $75,854 and $348,458, respectively, and Other Receivables were $15,501 and $6,184, respectively.

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

The following represents activity related to the allowance for credit losses for the nine months ended:

	September 30,
	2023	2022
Allowance for Credit Losses - Trade, Beginning of Year	$84	$84
Provision for Expected Credit Losses	—	—
Allowance for Credit Losses - Trade, End of Period	$84	$84

Allowance for Credit Losses - Other Receivables, Beginning of Year	$2,937	$3,322
Provision for Expected Credit Losses	(17)	(306)
Write-off of Uncollectible Accounts	(93)	(187)
Allowance for Credit Losses - Other Receivables, End of Period	$2,827	$2,829

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

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Anti-Dilutive Options	—	2,353,875	19,800	2,353,875
Anti-Dilutive Restricted Stock Units	33,983	2,576,981	85,109	2,576,981
Anti-Dilutive Performance Share Units	—	2,048,957	—	2,048,957
	33,983	6,979,813	104,909	6,979,813

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

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Options	110,170	19,600	183,799	156,204
Restricted Stock Units	11,026	1,265	907,811	960,427
Performance Share Units	—	—	576,421	72,353
	121,196	20,865	1,668,031	1,188,984

The computations for basic and diluted loss per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income (Loss)	$21,381	$(427,072)	$1,206,731	$(1,316,657)
Basic Earnings (Loss) Available to Shareholders	$21,381	$(427,072)	$1,206,731	$(1,316,657)

Effect of Dilutive Securities:*
Add Back Interest on Convertible Notes (Net of Tax)	$1,417	$—	$4,251	$—
Diluted Earnings (Loss) Available to Shareholders	$22,798	$(427,072)	$1,210,982	$(1,316,657)

Weighted-Average Shares of Common Stock Outstanding	160,703,884	187,511,940	164,403,476	193,750,735
Effect of Diluted Shares:*
Options	1,256,101	—	1,131,257	—
Restricted Stock Units	1,495,877	—	1,217,194	—
Performance Share Units	1,466,767	—	1,441,589	—
Convertible Notes	25,751,869	—	25,751,869	—
Weighted-Average Diluted Shares of Common Stock Outstanding	190,674,498	187,511,940	193,945,385	193,750,735

Earnings (Loss) per Share:
Basic	$0.13	$(2.28)	$7.34	$(6.80)
Diluted	$0.12	$(2.28)	$6.24	$(6.80)
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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue from Contracts with Customers:
Natural Gas Revenue	$214,809	$1,063,057	$841,841	$2,672,458
NGL Revenue	38,082	61,281	114,900	189,850
Oil/Condensate Revenue	2,233	3,003	11,082	13,063
Total Natural Gas, NGL and Oil Revenue	255,124	1,127,341	967,823	2,875,371

Purchased Gas Revenue	11,135	31,738	57,302	124,132

Other Sources of Revenue and Other Operating Income (Loss):
Gain (Loss) on Commodity Derivative Instruments	47,803	(1,062,353)	1,352,442	(3,441,389)
Other Revenue and Operating Income	36,444	20,335	88,614	66,267
Total Revenue and Other Operating Income (Loss)	$350,506	$117,061	$2,466,181	$(375,619)

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

For natural gas, NGL and oil revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $30,941 as of September 30, 2023. The Company expects to recognize net revenue of $21,133 in the next 12 months and $6,522 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGL and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For the three and nine months ended September 30, 2023 and 2022, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—ACQUISITIONS AND DISPOSITIONS:

On June 29, 2023, CNX closed on the sale of various non-operated producing oil and gas assets primarily located in the Appalachian Basin to a third party. The transaction was subject to customary adjustments in accordance with the terms and conditions of the purchase and sales agreement and was completed on September 29, 2023. Net cash proceeds of $124,545 are included in Proceeds from Asset Sales in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023. The net gain on the transaction was $99,655 and is included in Gain (Loss) on Asset Sales and Abandonments, net in the Consolidated Statements of Income for the nine months ended September 30, 2023. For the three months ended September 30, 2023, due to final adjustments related to the sale, the transaction resulted in a net loss of $2,765.

Additionally, Gain (Loss) on Asset Sales and Abandonments, net in the Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022 and Proceeds from Asset Sales in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 include the sale of various non-core assets (rights-of-way, surface acreage and other non-care oil and gas interests), none of which were individually material.

NOTE 5—INCOME TAXES:

The effective tax rates for the three and nine months ended September 30, 2023 were (11.1)% and 23.8%, respectively. The effective tax rates for the three and nine months ended September 30, 2022 were (60.1)% and 10.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2023 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of equity compensation, federal tax credits and state taxes (change in West Virginia tax law). The effective tax rate for the three and nine months ended September 30, 2022 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of assessing the realizability of existing deferred tax assets, including net operating losses, and the related valuation allowance recorded, certain permanent differences related to the repurchase of the Convertible Notes (See Note 10 – Long-Term Debt for more information), equity compensation and state taxes.

The total amount of uncertain tax positions at September 30, 2023 and December 31, 2022 was $99,918 and $82,245, respectively. If these uncertain tax positions were recognized, approximately $99,918 and $82,245 would affect CNX's effective tax rate at September 30, 2023 and December 31, 2022, respectively. In 2023, CNX recognized an increase in uncertain tax positions of $17,673 for tax benefits resulting from tax positions claimed on our 2022 federal tax return and anticipated to be claimed on our 2023 federal tax return for additional federal tax credits.

CNX recognizes accrued interest and penalties related to uncertain tax positions in interest expense and income tax expense, respectively. As of September 30, 2023 and December 31, 2022, CNX had no accrued liabilities for interest and penalties related to uncertain tax positions.

CNX and its subsidiaries file federal income tax returns with the United States and tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2020.

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

NOTE 6—PROPERTY, PLANT AND EQUIPMENT:

	September 30, 2023	December 31, 2022
Intangible Drilling Cost	$5,844,140	$5,554,021
Gas Gathering Equipment	2,603,168	2,542,587
Gas Wells and Related Equipment	1,490,547	1,342,719
Proved Gas Properties	1,370,897	1,345,114
Unproved Gas Properties	721,648	734,890
Surface Land and Other Equipment	189,185	193,153
Other	180,235	195,214
Total Property, Plant and Equipment	12,399,820	11,907,698
Less: Accumulated Depreciation, Depletion and Amortization	5,091,172	4,811,189
Total Property, Plant and Equipment - Net	$7,308,648	$7,096,509

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill:

All goodwill is attributed to the Midstream reporting unit within the Shale segment. Goodwill is evaluated for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount.

The accumulated impairment loss on goodwill is $473,045, resulting in a carrying value of $323,314 at both September 30, 2023 and December 31, 2022.

Other Intangible Assets:

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	September 30, 2023	December 31, 2022
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	37,676	32,762
Total Other Intangible Assets, net	$72,076	$76,990

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets for the three and nine months ended September 30, 2023 was $1,638 and $4,914, respectively. Amortization expense related to other intangible assets for the three and nine months ended September 30, 2022 was $1,638 and $4,915, respectively. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 8—REVOLVING CREDIT FACILITIES:
CNX:
On each of May 10, 2023 and May 5, 2022, CNX amended its Third Amended and Restated Credit Agreement dated October 6, 2021(as amended, the "CNX Credit Agreement"), which provides for a senior secured revolving credit facility (the "CNX Credit Facility"). In 2022, revisions were made to replace LIBOR as a benchmark interest rate with SOFR, or the secured overnight financing rate. In 2023, the elected commitments of the CNX Credit Agreement were increased from $1,300,000 to $1,350,000. Following the amendments, CNX remains the borrower and certain of its subsidiaries (not including CNX Midstream Partners LP (CNXM), its subsidiaries or general partner) as guarantor loan parties on the CNX Credit Agreement. The CNX Credit Agreement replaced the prior CNX revolving credit facility and remains subject to semi-annual redetermination. The CNX Credit Agreement has a $2,250,000 borrowing base and $1,350,000 in elected commitments, including borrowings and letters of credit. The CNX Credit Agreement matures on October 6, 2026, provided that if at any time on or after January 30, 2026 availability under the CNX Credit Agreement minus the aggregate principal amount of any and all such outstanding Convertible Notes is less than 20% of the aggregate commitments under the CNX Credit Agreement (the first such date, the "Springing Maturity Date"), then the CNX Credit Agreement will mature on the Springing Maturity Date.
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

The CNX Credit Agreement also requires that CNX maintain a maximum net leverage ratio of no greater than 3.50 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding derivative asset/liability position, and convertible note liability until one year prior to maturity, and borrowings under the revolver, measured quarterly. The calculation of all of the ratios excludes CNX Gathering and CNXM and its subsidiaries. CNX was in compliance with all financial covenants as of September 30, 2023.

At September 30, 2023, the CNX Credit Agreement had $25,000 of borrowings outstanding, with a weighted average interest rate of 7.18% and $94,535 of letters of credit outstanding, leaving $1,230,465 of unused capacity. At December 31, 2022, the CNX Credit Agreement had no borrowings outstanding and $171,272 of letters of credit outstanding, leaving $1,128,728 of unused capacity.

CNXM:
On May 5, 2022 CNXM amended its Amended and Restated Credit Agreement dated October 6, 2021 (as amended, the "CNXM Credit Agreement"), which provides for a $600,000 senior secured revolving credit facility ("CNXM Credit Facility") that matures on October 6, 2026. Revisions were made to replace LIBOR as a benchmark interest rate with SOFR. CNXM remains the borrower and certain of its subsidiaries remain as guarantor loan parties on the CNXM Credit Agreement. The CNXM Credit Agreement replaced the prior CNXM revolving credit facility and is not subject to semi-annual redetermination. CNX is not a guarantor under the CNXM Credit Agreement.
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

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum net leverage ratio of no greater than between 5.00 to 1.00 ranging to no greater than 5.25 to 1.00 in certain circumstances; (y) a maximum secured leverage ratio of no greater than 3.25 to 1.00; and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00; in each case as calculated in accordance with the terms and definitions determining such ratios contained in the CNXM Credit Agreement. CNXM was in compliance with all financial covenants as of September 30, 2023.

At September 30, 2023, the CNXM Credit Agreement had $88,050 of borrowings outstanding, with a weighted average interest rate of 7.55% and no letters of credit outstanding, leaving $511,950 of unused capacity. At December 31, 2022, the CNXM Credit Agreement had $153,700 of borrowings outstanding, with a weighted average interest rate of 6.45%, and $30 of letters of credit outstanding, leaving $446,270 of unused capacity.

NOTE 9—OTHER ACCRUED LIABILITIES:

	September 30, 2023	December 31, 2022
Royalties	$88,078	$144,482
Accrued Interest	27,457	36,744
Transportation Charges	20,406	12,808
Deferred Revenue	15,676	22,095
Accrued Other Taxes	12,715	14,067
Short-Term Incentive Compensation	9,917	18,956
Accrued Payroll & Benefits	6,382	6,318
Purchased Gas Payable	916	5,266
Other	13,656	18,142
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	9,735	9,735
Salary Retirement	1,934	1,878
Total Other Accrued Liabilities	$206,872	$290,491

NOTE 10—LONG-TERM DEBT:

	September 30, 2023	December 31, 2022
Senior Notes due January 2029 at 6.00%, Issued at Par Value	$500,000	$500,000
Senior Notes due January 2031 at 7.375% (Principal of $500,000 less Unamortized Discount of $5,496 and $6,061, respectively)	494,504	493,939
CNX Midstream Partners LP Senior Notes due April 2030 at 4.75% (Principal of $400,000 less Unamortized Discount of $3,798 and $4,231, respectively)*	396,202	395,769
Senior Notes due March 2027 at 7.25% (Principal of $350,000 plus Unamortized Premium of $1,862 and $2,266, respectively)	351,862	352,266
Convertible Senior Notes due May 2026 at 2.25% (Principal of $330,654 less Unamortized Discount and Issuance Costs of $5,060 and $6,460, respectively)	325,594	324,194
CNX Midstream Partners LP Revolving Credit Facility*	88,050	153,700
CNX Revolving Credit Facility	25,000	—
Less: Unamortized Debt Issuance Costs	12,280	14,133
	2,168,932	2,205,735
Less: Current Portion	325,152	—
Long-Term Debt	$1,843,780	$2,205,735
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
If certain corporate events that constitute a “Fundamental Change” (as defined in the indenture governing the Convertible Notes) occur, then noteholders may require the Company to repurchase their Convertible Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock. At September 30, 2023, the conditions allowing holders of the Convertible Notes to exercise their conversion right were met and as of September 30, 2023, the Convertible Notes were convertible. The Convertible Notes are therefore classified as short-term debt at September 30, 2023.

Pursuant to the terms of the Convertible Notes indenture, the Sale Price per share of Common Stock condition for conversion of the Convertible Notes was satisfied as of September 30, 2023, and, accordingly, holders of Convertible Notes are permitted to convert any of their Convertible Notes, at their option, at any time during the quarter beginning on October 1, 2023 and ending on December 31, 2023, subject to all terms and conditions set forth in the Convertible Notes indenture. Therefore, as of September 30, 2023, the net carrying value of the Convertible Notes was classified as current in the Consolidated Balance Sheet.

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

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

	September 30, 2023	December 31, 2022
Liability Component:
Principal	$330,654	$330,654
Unamortized Issuance Costs	(5,060)	(6,460)
Net Carrying Amount	$325,594	$324,194

Fair Value	$606,882	$483,581
Fair Value Hierarchy	Level 2	Level 2

Interest expense related to the Convertible Notes is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual Interest Expense	$1,860	$1,860	$5,580	$5,717
Amortization of Issuance Costs	470	457	1,400	1,411
Total Interest Expense	$2,330	$2,317	$6,980	$7,128

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

At September 30, 2023, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on CNX's financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$91,448	$91,448	$—	$—	$—
Other	3,087	3,087	—	—	—
Total Letters of Credit	94,535	94,535	—	—	—
Surety Bonds:
Employee-Related	2,250	2,250	—	—	—
Environmental	11,459	11,459		—	—
Firm Transportation	76,336	76,336	—	—	—
Financial Guarantees	72,720	72,720	—	—	—
Other	8,676	8,676		—	—
Total Surety Bonds	171,441	171,441	—	—	—
Total Commitments	$265,976	$265,976	$—	$—	$—

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

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of September 30, 2023, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$245,536
1 - 3 years	416,621
3 - 5 years	348,391
More than 5 years	610,733
Total Purchase Obligations	$1,621,281

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

The total notional amounts of CNX's derivative instruments were as follows:

	September 30,	December 31,	Forecasted to
	2023	2022	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,448.2	1,607.9	2027
Natural Gas Basis Swaps (Bcf)	839.9	1,023.7	2027
Propane Commodity Swaps (Mbbls)	163.8	—	2024
Interest Rate Swaps	$410,000	$410,000	2024

The gross fair value of CNX's derivative instruments was as follows:

	September 30,	December 31,
	2023	2022
Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$64,900	$21,759
Propane Swaps	950	—
Basis Only Swaps	90,688	118,115
Interest Rate Swaps	9,948	14,600
Total Current Assets	$166,486	$154,474

Other Non-Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$136,820	$42,786
Basis Only Swaps	150,209	197,280
Interest Rate Swaps	—	4,865
Total Other Non-Current Assets	$287,029	$244,931

Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$183,585	$732,717
Basis Only Swaps	24,601	38,559
Interest Rate Swaps	7,617	11,377
Total Current Liabilities	$215,803	$782,653

Non-Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$759,708	$1,466,124
Basis Only Swaps	46,583	47,370
Interest Rate Swaps	—	3,527
Total Non-Current Liabilities	$806,291	$1,517,021

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023		2022
Realized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$35,762	$(690,685)	$69,232		$(1,520,879)
Natural Gas Basis Swaps	65,514	39,486	49,952		68,447
Propane Swaps	595	—	1,214		—
Total Realized Gain (Loss) on Commodity Derivative Instruments	101,871	(651,199)	120,398	*	(1,452,432)	**

Unrealized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	1,289	(300,013)	1,308,252		(2,151,435)
Natural Gas Basis Swaps	(53,462)	(111,141)	(77,026)		162,478
Propane Swaps	(1,895)	—	818		—
Total Unrealized (Loss) Gain on Commodity Derivative Instruments	(54,068)	(411,154)	1,232,044		(1,988,957)

Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	37,051	(990,698)	1,377,484		(3,672,314)
Natural Gas Basis Swaps	12,052	(71,655)	(27,074)		230,925
Propane Swaps	(1,300)	—	2,032		—
Total Gain (Loss) on Commodity Derivative Instruments	$47,803	$(1,062,353)	$1,352,442		$(3,441,389)
*Includes $24,215 of gas derivatives that have been settled but not received at September 30, 2023 and excludes $77,662 of gas derivatives that were settled but not paid at December 31, 2022.
**Includes $213 of gas derivatives that have been settled but not paid at September 30, 2022.

The effect of interest rate swaps on Interest Expense in the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cash Received (Paid) in Settlement of Interest Rate Swaps	$1,173	$(234)	$2,989	$(1,934)
Unrealized (Loss) Gain on Interest Rate Swaps	(1,094)	2,694	(2,231)	10,047
Gain on Interest Rate Swaps	$79	$2,460	$758	$8,113

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
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at September 30, 2023				Fair Value Measurements at December 31, 2022
Description	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Gas Derivatives	$—	$(570,910)	*	$—	$—	$(1,904,830)	**	$—
Interest Rate Swaps	$—	$2,331		$—	$—	$4,561		$—
*Includes $24,215 of gas derivatives that have been settled but not received.
**Includes $77,662 of gas derivatives that have been settled but not paid.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$8,653	$8,653	$21,321	$21,321
Long-Term Debt (Excluding Debt Issuance Costs)	$2,181,212	$2,347,916	$2,219,868	$2,240,919
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

Industry segment results for the three months ended September 30, 2023 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$227,421	$27,529	$174	$255,124	(A)
Purchased Gas Revenue	—	—	11,135	11,135
Gain (Loss) on Commodity Derivative Instruments	94,520	7,314	(54,031)	47,803
Other Revenue and Operating Income	16,383	—	20,061	36,444	(B)
Total Revenue and Other Operating Income (Loss)	$338,324	$34,843	$(22,661)	$350,506
Total Operating Expense	$192,012	$35,742	$72,189	$299,943
Earnings (Loss) Before Income Tax	$146,312	$(899)	$(126,171)	$19,242
Segment Assets	$6,641,021	$946,034	$905,582	$8,492,637	(C)
Depreciation, Depletion and Amortization	$94,660	$12,498	$4,697	$111,855
Capital Expenditures	$188,798	$9,655	$7,189	$205,642

(A)    Included in Natural Gas, NGLs and Oil Revenue are sales of $42,766 to Citadel Energy Marketing LLC and $35,095 to NRG Business Marketing LLC (formerly Direct Energy Business Marketing LLC), each of which comprises over 10% of revenue from contracts with external customers for the period.
(B)    Includes midstream revenue of $16,383 and equity in earnings of unconsolidated affiliates of $246 for Shale and Other, respectively. Other also includes sales of environmental attributes of $14,837.
(C)    Other includes investments in unconsolidated equity affiliates of $12,408.

Industry segment results for the three months ended September 30, 2022 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$1,029,854	$96,360	$1,127	$1,127,341	(D)
Purchased Gas Revenue	—	—	31,738	31,738
Loss on Commodity Derivative Instruments	(601,979)	(48,945)	(411,429)	(1,062,353)
Other Revenue and Operating Income	16,388	—	3,947	20,335	(E)
Total Revenue and Other Operating Income (Loss)	$444,263	$47,415	$(374,617)	$117,061
Total Operating Expense	$205,866	$33,399	$86,208	$325,473
Earnings (Loss) Before Income Tax	$238,397	$14,016	$(519,128)	$(266,715)
Segment Assets	$6,397,404	$1,269,492	$966,230	$8,633,126	(F)
Depreciation, Depletion and Amortization	$97,121	$12,946	$4,100	$114,167
Capital Expenditures	$129,302	$3,038	$1,213	$133,553

(D)    Included in Natural Gas, NGLs and Oil Revenue are sales of $138,349 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(E)    Includes midstream revenue of $16,388 and equity in earnings of unconsolidated affiliates of $854 for Shale and Other, respectively.
(F)    Other includes investments in unconsolidated equity affiliates of $13,332.

Industry segment results for the nine months ended September 30, 2023 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$868,811	$98,199	$813	$967,823	(G)
Purchased Gas Revenue	—	—	57,302	57,302
Gain on Commodity Derivative Instruments	111,706	8,644	1,232,092	1,352,442
Other Revenue and Operating Income	50,165	—	38,449	88,614	(H)
Total Revenue and Other Operating Income	$1,030,682	$106,843	$1,328,656	$2,466,181
Total Operating Expense	$551,631	$106,181	$234,361	$892,173
Earnings Before Income Tax	$479,051	$662	$1,104,207	$1,583,920
Segment Assets	$6,641,021	$946,034	$905,582	$8,492,637	(I)
Depreciation, Depletion and Amortization	$269,586	$37,530	$13,642	$320,758
Capital Expenditures	$534,432	$26,744	$10,479	$571,655

(G)    Included in Natural Gas, NGLs and Oil Revenue are sales of $124,195 to Citadel Energy Marketing LLC and $121,844 to NRG Business Marketing LLC (formerly Direct Energy Business Marketing LLC), each of which comprises over 10% of revenue from contracts with external customers for the period.
(H)    Includes midstream revenue of $50,165 and equity in earnings of unconsolidated affiliates of $1,694 for Shale and Other, respectively. Other also includes sales of environmental attributes of $22,823.
(I)    Other includes investments in unconsolidated equity affiliates of $12,408.

Industry segment results for the nine months ended September 30, 2022 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$2,633,934	$239,316	$2,121	$2,875,371	(J)
Purchased Gas Revenue	—	—	124,132	124,132
Loss on Commodity Derivative Instruments	(1,340,463)	(111,446)	(1,989,480)	(3,441,389)
Other Revenue and Operating Income	52,035	—	14,232	66,267	(K)
Total Revenue and Other Operating Income (Loss)	$1,345,506	$127,870	$(1,848,995)	$(375,619)
Total Operating Expense	$593,179	$95,449	$289,840	$978,468
Earnings (Loss) Before Income Tax	$752,327	$32,421	$(2,253,045)	$(1,468,297)
Segment Assets	$6,397,404	$1,269,492	$966,230	$8,633,126	(L)
Depreciation, Depletion and Amortization	$294,475	$39,222	$15,273	$348,970
Capital Expenditures	$379,381	$8,959	$4,197	$392,537

(J)    Included in Natural Gas, NGLs and Oil Revenue are sales of $351,649 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(K)    Includes midstream revenue of $52,035 and equity in earnings of unconsolidated affiliates of $3,031 for Shale and Other, respectively.
(L)    Other includes investments in unconsolidated equity affiliates of $13,332.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income (Loss)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Total Segment Revenue from Contracts with External Customers	$282,642	$1,175,467	$1,075,290	$3,051,538
Gain (Loss) on Commodity Derivative Instruments	47,803	(1,062,353)	1,352,442	(3,441,389)
Other Operating Income	20,061	3,947	38,449	14,232
Total Consolidated Revenue and Other Operating Income (Loss)	$350,506	$117,061	$2,466,181	$(375,619)

NOTE 15—STOCK REPURCHASE:
On each of January 26, 2021, October 25, 2021 and July 25, 2023, the Company’s Board of Directors approved increases in the aggregate amount of the Company’s previously approved $750,000 stock repurchase program plan to $900,000, $1,900,000, and $2,900,000, respectively. As of September 30, 2023, the amount available under the stock repurchase program is $1,240,494 and is not subject to an expiration date. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans.

During the nine months ended September 30, 2023, 12,291,028 shares were repurchased and retired at an average price of $16.79 per share for a total cost of $208,317, which includes the one-percent excise tax under the Inflation Reduction Act of 2022. During the nine months ended September 30, 2022, 21,260,865 shares were repurchased and retired at an average price of $16.82 per share for a total cost of $358,024.

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION:

The following are non-cash transactions that impact the investing and financing activities of CNX.
As of September 30, 2023 and December 31, 2022, CNX purchased goods and services related to capital projects in the amount of $67,319 and $56,052, respectively, which are included in accounts payable.

The following table shows cash paid:

	For the Nine Months Ended September 30,
	2023	2022
Interest (Net of Amounts Capitalized)	$105,610	$109,801
Income Taxes	$6,050	$—

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

General

CNX continually monitors factors that could cause actual results of operations to differ from historical results or current expectations. Examples include global events such as the conflict between Russia and Ukraine and the announcement by the Organization of the Petroleum Exporting Countries (OPEC) to extend cuts in production through the end of the year, both of which have had an impact on global commodity prices. These and other factors could affect the Company’s operations, earnings and cash flows for any period and could cause such results to not be comparable to those of the same period in previous years. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

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

Hedging Update

Total hedged natural gas production in the fourth quarter of 2023 is 114.4 Bcf. CNX's annual gas hedge position is shown in the table below:

	2023	2024
Volumes Hedged (Bcf), as of 10/5/23	438.0(1)	421.6
1Includes actual settlements of 317.4 Bcf.

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

New Technologies Update

As previously disclosed, CNX continues to devote resources to the development of unique, proprietary technologies to further enable vertical and horizontal business growth. This includes the development and use of proprietary technology to enhance and alter manufacturing processes for the extraction and delivery of natural gas through the development and commercialization of emerging technologies, as well as the development and sale of environmental attributes from our operations. CNX is also focusing on forging strategic partnerships for the use of low carbon intensity feedstocks and creation of derivative products.

To date, our revenue from the sale of environmental attributes has been limited. For the three and nine months ended September 30, 2023, CNX had $15 million and $23 million, respectively, of sales of environmental attributes which includes items such as (but is not limited to): carbon credits, air quality credits, renewable energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances. These sales are included as part of Other Operating Income in the Other Segment.

For the three and nine months ended September 30, 2023, CNX had $2 million and $4 million, respectively, of environmental attribute fees which represent costs related to the sale of environmental attributes and are included in Other Operating Expense in the Other Segment.

Sales of environmental attributes, net of corresponding fees, are expected to range between $75 million and $100 million for the year ending December 31, 2024. However, our ability to sell environmental attributes can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in "Item 1A. Risk Factors" of this Form 10-Q.

Additionally, as an update to our previously announced participation in the Adams Fork clean ammonia project, on October 13, 2023, the Department of Energy announced it has selected The Appalachian Regional Clean Hydrogen Hub, or ARCH2 (of which the Adams Fork project is a part), as one of seven coalitions tapped to receive federal support through a program enacted via the 2021 Infrastructure Investment and Jobs Act. ARCH2 is eligible for up to $925 million. If this project moves forward, it is anticipated that CNX would provide ultra-low carbon intensity feedstock and carbon capture and sequestration services in connection with the project. However, the success of the project is still contingent on many factors and approvals, including the finalization and implementation of the hydrogen tax credit (45V) included in the federal Inflation Reduction Act. Due to the ongoing uncertainty surrounding the project and various other factors that are beyond our control, it is not possible at this time to predict the potential impact that our participation in the project will have on our future operating results and cash flows.

Results of Operations - Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

Net Income (Loss)

CNX reported net income of $21 million, or earnings per diluted share of $0.12, for the three months ended September 30, 2023, compared to a net loss of $427 million, or a loss per diluted share of $2.28, for the three months ended September 30, 2022.

Included in the earnings for the three months ended September 30, 2023 was an unrealized loss on commodity derivative instruments of $54 million and a net gain on asset sales and abandonments of $6 million. Included in the loss for the three months ended September 30, 2022 was an unrealized loss on commodity derivative instruments of $411 million and a net gain on asset sales and abandonments of $12 million. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the gain on asset sales and abandonments.

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

Non-GAAP Financial Measures Reconciliation

	For the Three Months Ended September 30,
(Dollars in millions)	2023	2022
Total Revenue and Other Operating Income	$350	$117
Add (Deduct):
Purchased Gas Revenue	(11)	(32)
Unrealized Loss on Commodity Derivative Instruments	54	411
Other Revenue and Operating Income	(36)	(20)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$357	$476

Total Operating Expense	$300	$326
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(4)	(3)
Exploration and Production Related Other Costs	(2)	(1)
Purchased Gas Costs	(10)	(32)
Selling, General and Administrative Costs	(29)	(28)
Other Operating Expense	(26)	(22)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$229	$240

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

	For the Three Months Ended September 30,
	2023		2022		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		143.4		146.4		(3.0)

Natural Gas, NGL and Oil Revenue	$255	$1.71	$1,127	$8.04	$(872)	$(6.33)
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement	102	0.78	(651)	(4.79)	753	5.57
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	357	2.49	476	3.25	(119)	(0.76)
Lease Operating Expense	17	0.12	19	0.13	(2)	(0.01)
Production, Ad Valorem, and Other Fees	8	0.06	13	0.09	(5)	(0.03)
Transportation, Gathering and Compression	96	0.67	97	0.66	(1)	0.01
Depreciation, Depletion and Amortization (DD&A)	108	0.75	111	0.76	(3)	(0.01)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	229	1.60	240	1.64	(11)	(0.04)
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$128	$0.89	$236	$1.61	$(108)	$(0.72)

*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 3.0 Bcfe decrease in total sales volumes in the period-to-period comparison was primarily due to normal production declines and the timing of when new wells were turned-in-line after the 2022 period. There was also a reduction in volumes related to the sale of various non-operated oil and gas assets in the second quarter of 2023 (See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). The decrease was offset, in part, by an increase in NGL sales volume from new wells turned-in-line and an increase in ethane recoveries.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense decreased on a per unit basis primarily due to a decrease in water disposal costs.
•Production, ad valorem and other fees decreased on a per unit basis primarily due to decreased realized prices on natural gas.
•Transportation, gathering and compression increased on a per unit basis primarily due to the overall decrease in volumes.
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

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Three Months Ended September 30,
in thousands (unless noted)	2023	2022	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	11,941	10,136	1,805	17.8%
Sales Volume (Mbbls)	1,990	1,689	301	17.8%
Gross Price ($/Bbl)	$19.14	$36.30	$(17.16)	(47.3)%
Gross NGL Revenue	$38,082	$61,281	$(23,199)	(37.9)%

Oil/Condensate:
Sales Volume (MMcfe)	199	204	(5)	(2.5)%
Sales Volume (Mbbls)	33	34	(1)	(2.9)%
Gross Price ($/Bbl)	$67.26	$88.44	$(21.18)	(23.9)%
Gross Oil/Condensate Revenue	$2,232	$3,003	$(771)	(25.7)%

NATURAL GAS
Sales Volume (MMcf)	131,287	136,019	(4,732)	(3.5)%
Sales Price ($/Mcf)	$1.64	$7.82	$(6.18)	(79.0)%
Gross Natural Gas Revenue	$214,809	$1,063,057	$(848,248)	(79.8)%

Hedging Impact ($/Mcf)	$0.78	$(4.79)	$5.57	116.3%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement	$101,871	$(651,199)	$753,070	115.6%

The decrease in gross revenue was primarily the result of the $6.18 per Mcf decrease in natural gas prices, when excluding the impact of hedging, the $17.16 per Bbl decrease in NGL prices, and the 3.0 Bcfe decrease in sales volumes. These decreases were offset, in-part, by the impact of the change in the realized gain (loss) on commodity derivative instruments - cash settlement related to the Company's hedging program.

SEGMENT ANALYSIS for the three months ended September 30, 2023 compared to the three months ended September 30, 2022:

	For the Three Months Ended				Difference to Three Months Ended
	September 30, 2023				September 30, 2022
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$227	$28	$—	$255	$(803)	$(68)	$(1)	$(872)
Gain (Loss) on Commodity Derivative Instruments	95	7	(54)	48	697	56	357	1,110
Purchased Gas Revenue	—	—	11	11	—	—	(21)	(21)
Other Revenue and Operating Income	16	—	20	36	—	—	16	16
Total Revenue and Other Operating Income	338	35	(23)	350	(106)	(12)	351	233
Lease Operating Expense	12	5	—	17	(3)	1	—	(2)
Production, Ad Valorem, and Other Fees	6	2	—	8	(4)	(2)	1	(5)
Transportation, Gathering and Compression	79	17	—	96	(5)	5	(1)	(1)
Depreciation, Depletion and Amortization	95	12	5	112	(2)	(1)	1	(2)
Exploration and Production Related Other Costs	—	—	2	2	—	—	1	1
Purchased Gas Costs	—	—	10	10	—	—	(22)	(22)
Selling, General and Administrative Costs	—	—	29	29	—	—	1	1
Other Operating Expense	—	—	26	26	—	—	4	4
Total Operating Expense	192	36	72	300	(14)	3	(15)	(26)
Other Expense	—	—	2	2	—	—	—	—
Gain on Asset Sales and Abandonments, net	—	—	(6)	(6)	—	—	(18)	(18)
Loss on Debt Extinguishment	—	—	—	—	—	—	(10)	(10)
Interest Expense	—	—	35	35	—	—	1	1
Total Other Expense	—	—	31	31	—	—	(27)	(27)
Total Costs and Expenses	192	36	103	331	(14)	3	(42)	(53)
Earnings (Loss) Before Income Tax	$146	$(1)	$(126)	$19	$(92)	$(15)	$393	$286

        SHALE SEGMENT

The Shale segment had earnings before income tax of $146 million for the three months ended September 30, 2023 compared to earnings before income tax of $238 million for the three months ended September 30, 2022.

	For the Three Months Ended September 30,
	2023	2022	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	121.1	125.2	(4.1)	(3.3)%
NGLs Sales Volumes (Bcfe)*	11.9	10.1	1.8	17.8%
Oil/Condensate Sales Volumes (Bcfe)*	0.2	0.2	—	—%
Total Shale Sales Volumes (Bcfe)*	133.2	135.5	(2.3)	(1.7)%

Average Sales Price - Natural Gas (per Mcf)	$1.55	$7.72	$(6.17)	(79.9)%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.78	$(4.81)	$5.59	116.2%
Average Sales Price - NGLs (per Mcfe)*	$3.19	$6.05	$(2.86)	(47.3)%
Average Sales Price - Oil/Condensate (per Mcfe)*	$11.20	$14.79	$(3.59)	(24.3)%

Total Average Shale Sales Price (per Mcfe)	$2.42	$3.16	$(0.74)	(23.4)%
Average Shale Lease Operating Expenses (per Mcfe)	0.09	0.11	(0.02)	(18.2)%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.05	0.07	(0.02)	(28.6)%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.59	0.62	(0.03)	(4.8)%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.71	0.72	(0.01)	(1.4)%
Total Average Shale Production Costs (per Mcfe)	$1.44	$1.52	$(0.08)	(5.3)%
Total Average Shale Production Margin (per Mcfe)	$0.98	$1.64	$(0.66)	(40.2)%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.

The Shale segment had natural gas, NGLs and oil/condensate revenue of $227 million for the three months ended September 30, 2023 compared to $1,030 million for the three months ended September 30, 2022. The $803 million decrease was due primarily to a 79.9% decrease in the average sales price for natural gas, a 47.3% decrease in the average sales price of NGLs and a 1.7% decrease in total Shale sales volumes. The decrease in total Shale volumes was primarily due to normal production declines and the timing of when new wells were turned-in-line after the 2022 period. There was also a reduction in volumes related to the sale of non-operated Shale wells in the second quarter of 2023 (See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). The decrease was offset, in part, by an increase in NGL sales volume from new wells turned-in-line and an increase in ethane recoveries.

The decrease in total average Shale sales price was primarily due to a $6.17 per Mcf decrease in average gas sales price and a $2.86 per Mcfe decrease in the average NGL sales price. These decreases were offset in part by a $5.59 per Mcf change in the realized gain (loss) on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 105.3 Bcf of the Company's produced Shale gas sales volumes for the three months ended September 30, 2023 at an average gain of $0.89 per Mcf hedged. For the three months ended September 30, 2022, these financial hedges represented approximately 106.2 Bcf at an average loss of $5.67 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $192 million for the three months ended September 30, 2023 compared to $206 million for the three months ended September 30, 2022. The decreases in total dollars and unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $12 million for the three months ended September 30, 2023 compared to $15 million for the three months ended September 30, 2022. The decrease in total dollars was primarily due to a decrease in water disposal costs as more water was able to be reused in well completions instead of being taken to disposal.

•Shale production, ad valorem and other fees were $6 million for the three months ended September 30, 2023 compared to $10 million for the three months ended September 30, 2022. The decrease in total dollars was primarily due to decreased realized prices on natural gas and the decrease in total Shale sales volumes.

•Shale transportation, gathering and compression costs were $79 million for the three months ended September 30, 2023 compared to $84 million for the three months ended September 30, 2022. The decrease in total dollars and unit costs was primarily due to lower processing and transportation costs related to the decrease in volumes gathered. The decrease was offset, in part, by an increase in repairs and maintenance expense and electrical compression expense.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $95 million for the three months ended September 30, 2023 compared to $97 million for the three months ended September 30, 2022. These amounts included depletion on a units of production basis of $0.60 per Mcfe and $0.61 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of a lower annual depletion rate related to low-cost reserve additions from development in the 2022 period. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third parties. The Shale segment had other revenue and operating income of $16 million for both the three months ended September 30, 2023 and 2022.

COALBED METHANE (CBM) SEGMENT

The CBM segment had a loss before income tax of $1 million for the three months ended September 30, 2023 compared to earnings before income tax of $14 million for the three months ended September 30, 2022.

	For the Three Months Ended September 30,
	2023	2022	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	10.2	10.7	(0.5)	(4.7)%

Average Sales Price - Gas (per Mcf)	$2.71	$8.98	$(6.27)	(69.8)%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.72	$(4.56)	$5.28	115.8%

Total Average CBM Sales Price (per Mcf)	$3.43	$4.42	$(0.99)	(22.4)%
Average CBM Lease Operating Expenses (per Mcf)	0.49	0.41	0.08	19.5%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.14	0.36	(0.22)	(61.1)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.66	1.13	0.53	46.9%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.23	1.21	0.02	1.7%
Total Average CBM Production Costs (per Mcf)	$3.52	$3.11	$0.41	13.2%
Total Average CBM Production Margin (per Mcf)	$(0.09)	$1.31	$(1.40)	(106.9)%
The CBM segment had natural gas revenue of $28 million for the three months ended September 30, 2023 compared to $96 million for the three months ended September 30, 2022. The decrease was due to a 69.8% decrease in the average sales price for natural gas in the current period and a 4.7% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price decreased $0.99 per Mcf due to a $6.27 per Mcf decrease in average gas sales price, offset in part by a $5.28 per Mcf change in the realized gain (loss) on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 8.5 Bcf of the Company's produced CBM sales volumes for the three months ended September 30, 2023 at an average gain of $0.87 per Mcf hedged. For the three months ended September 30, 2022, these financial hedges represented approximately 8.6 Bcf at an average loss of $5.69 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $36 million for the three months ended September 30, 2023 compared to $33 million for the three months ended September 30, 2022. The increases in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $5 million for the three months ended September 30, 2023 compared to $4 million for the three months ended September 30, 2022. The increase in total dollars and unit costs was primarily due to an increase in repairs and maintenance expense.

•CBM production, ad valorem and other fees were $2 million for the three months ended September 30, 2023 compared to $4 million for the three months ended September 30, 2022. The decreases in total dollars and unit costs were primarily due to decreased realized prices on natural gas.

•CBM transportation, gathering and compression costs were $17 million for the three months ended September 30, 2023 compared to $12 million for the three months ended September 30, 2022. The increases in total dollars and unit costs were primarily due to increases in electrical compression expense and repairs and maintenance expense.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $12 million for the three months ended September 30, 2023 compared to $13 million for the three months ended September 30, 2022. These amounts included depletion on a units of production basis of $0.64 per Mcfe and $0.65 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of a lower annual depletion rate related to low-cost reserve additions from development in the 2022 period. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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

The Other Segment had a loss before income tax of $126 million for the three months ended September 30, 2023 compared to a loss before income tax of $519 million for the three months ended September 30, 2022. The increase in total dollars is discussed below.

	For the Three Months Ended September 30,
	2023	2022	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	—	0.2	(0.2)	(100.0)%

Unrealized Loss on Commodity Derivative Instruments

For the three months ended September 30, 2023, the Other Segment recognized an unrealized loss on commodity derivative instruments of $54 million. For the three months ended September 30, 2022, the Other Segment recognized an unrealized loss on commodity derivative instruments of $411 million. The unrealized gain or loss on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $11 million for the three months ended September 30, 2023 compared to $32 million for the three months ended September 30, 2022. Purchased gas costs were $10 million for the three months ended September 30, 2023 compared to $32 million for the three months ended September 30, 2022. The period-to-period decrease in purchased gas revenue was due to a decrease in average sales price, offset in part by an increase in purchased gas sales volumes.

	For the Three Months Ended September 30,
	2023	2022	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	6.4	4.5	1.9	42.2%
Average Sales Price (per Mcf)	$1.74	$6.99	$(5.25)	(75.1)%
Purchased Gas Average Cost (per Mcf)	$1.67	$7.11	$(5.44)	(76.5)%

Other Operating Income

	For the Three Months Ended September 30,
(in millions)	2023	2022	Variance	Percent Change
Sales of Environmental Attributes	$15	$—	$15	100.0%
Excess Firm Transportation Income	4	2	2	100.0%
Water Income	1	1	—	—%
Equity Income from Affiliates	—	1	(1)	(100.0)%
Total Other Operating Income	$20	$4	$16	400.0%

•Sales of environmental attributes includes items such as (but are not limited to): carbon credits, air quality credits, renewable energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances. The quantities and types of environmental attributes we sell and the associated revenue can vary depending on a number of factors, including the market for these credits, changes to the various voluntary or compliance programs under which the credits are generated and sold, and our ability to strictly comply with the programs under which the attributes can be sold.
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

Exploration and Production Related Other Costs

	For the Three Months Ended September 30,
(in millions)	2023	2022	Variance	Percent Change
Lease Expiration Costs	$1	$—	$1	100.0%
Land Rentals	1	1	—	—%
Total Exploration and Production Related Other Costs	$2	$1	$1	100.0%

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

	For the Three Months Ended September 30,
(in millions)	2023	2022	Variance	Percent Change
Short-Term Incentive Compensation	$4	$3	$1	33.3%
Salaries, Wages and Employee Benefits	7	8	(1)	(12.5)%
Long-Term Equity-Based Compensation (Non-Cash)	3	4	(1)	(25.0)%
Other	15	13	2	15.4%
Total SG&A	$29	$28	$1	3.6%

•Other increased in the period-to-period comparison primarily due to an increase in professional services expense.

Other Operating Expense

	For the Three Months Ended September 30,
(in millions)	2023	2022	Variance	Percent Change
Inventory Adjustments	$3	$—	$3	100.0%
Environmental Attribute Fees	2	—	2	100.0%
Unutilized Firm Transportation and Processing Fees	17	17	—	—%
Insurance Expense	1	1	—	—%
Virginia Flood Expense	—	2	(2)	(100.0)%
Other	3	2	1	50.0%
Total Other Operating Expense	$26	$22	$4	18.2%

•Inventory adjustments represent required adjustments made to record inventory at the lower of cost or net realizable value.
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
•Virginia flood expense includes costs to cleanup and repair areas that were impacted by flooding that occurred in Buchanan County, Virginia in July 2022.
•Other increased in the period-to-period comparison due to various one-time items, none of which were individually material.

Other Expense

	For the Three Months Ended September 30,
(in millions)	2023	2022	Variance	Percent Change
Other Income
Right-of-Way Sales	$—	$1	$(1)	(100.0)%
Other	1	—	1	100.0%
Total Other Income	$1	$1	$—	—%

Other Expense
Bank Fees	$3	$3	$—	—%
Total Other Expense	$3	$3	$—	—%

Total Other Expense	$2	$2	$—	—%

(Gain) Loss on Asset Sales and Abandonments, net

A net gain on asset sales and abandonments of $6 million was recognized in the three months ended September 30, 2023 compared to a net loss of $12 million in the three months ended September 30, 2022. The net gain recognized during the three months ended September 30, 2023 primarily relates to the sale of various non-core assets (rights-of-way, surface acreage and other non-core oil and gas interests). The gain was offset, in part, by a loss that was recorded as part of the final adjustments to the sale of various non-operated oil and gas assets that occurred in the second quarter (See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). During the three months ended September 30, 2022, the Company chose to plug and abandon a Shale wellbore. This well was originally part of future development plan, and in order to not delay other wells, CNX plugged the wellbore and planned to access the reserves at a future date. This loss was offset in part by sales of various non-core assets, primarily rights-of-way, surface acreage and other non-core oil and gas interests.

Loss on Debt Extinguishment

A loss on debt extinguishment of $10 million was recognized in the three months ended September 30, 2022 in connection with the purchase of a portion of the Convertible Notes due May 2026. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. No such transactions occurred in the current period.

Interest Expense

	For the Three Months Ended September 30,
(in millions)	2023	2022	Variance	Percent Change
Total Interest Expense	$35	$34	$1	2.9%

The $1 million increase in total interest expense was primarily due to a $1 million unrealized loss on interest rate swaps in the current period compared to a $3 million unrealized gain in the prior period. The increase was also due to slightly higher interest paid on long-term debt that was issued in September 2022. These increases were offset in part by lower borrowings on the Company's revolving credit facility. See Note 12 – Derivative Instruments and Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Three Months Ended September 30,
(in millions)	2023	2022	Variance	Percent Change
Total Company Earnings (Loss) Before Income Tax	$19	$(267)	$286	(107.1)%
Income Tax (Benefit) Expense	$(2)	$160	$(162)	(101.3)%
Effective Income Tax Rate	(11.1)%	(60.1)%	49.0%

The effective income tax rates for the three months ended September 30, 2023 and 2022 were (11.1)% and (60.1)%, respectively. The effective rate for the three months ended September 30, 2023 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation, federal tax credits and state taxes (change in West Virginia tax law). The effective rate for the three months ended September 30, 2022 differs from the U.S. federal statutory rate of 21% primarily due to the impact of assessing the realizability of existing deferred tax assets, including net operating losses, and the related valuation allowance recorded, the partial repurchase of the Convertible Notes, equity compensation and state income taxes. See Note 5 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Results of Operations - Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

Net Income (Loss)
CNX reported net income of $1,207 million, or earnings per diluted share of $6.24, for the nine months ended September 30, 2023, compared to a net loss of $1,317 million, or a loss per diluted share of $6.80, for the nine months ended September 30, 2022.

Included in the earnings for the nine months ended September 30, 2023 was an unrealized gain on commodity derivative instruments of $1,231 million and a net gain on asset sales and abandonments of $121 million. Included in the loss for the nine months ended September 30, 2022 was an unrealized loss on commodity derivative instruments of $1,989 million and a net gain on asset sales and abandonments of $8 million. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the gain on asset sales and abandonments.

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

Non-GAAP Financial Measures Reconciliation

	For the Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Total Revenue and Other Operating Income (Loss)	$2,466	$(376)
Add (Deduct):
Purchased Gas Revenue	(57)	(124)
Unrealized (Gain) Loss on Commodity Derivative Instruments	(1,231)	1,989
Other Revenue and Operating Income	(89)	(66)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$1,089	$1,423

Total Operating Expense	$892	$978
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(10)	(9)
Exploration and Production Related Other Costs	(8)	(7)
Purchased Gas Costs	(54)	(123)
Selling, General and Administrative Costs	(96)	(90)
Other Operating Expense	(62)	(54)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$662	$695

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

	For the Nine Months Ended September 30,
	2023		2022		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		413.4		439.6		(26.2)

Natural Gas, NGL and Oil Revenue	$968	$2.31	$2,875	$6.77	$(1907)	$(4.46)
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement	121	0.32	(1,452)	(3.53)	1,573	3.85
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	1,089	2.63	1,423	3.24	(334)	(0.61)
Lease Operating Expense	46	0.11	49	0.11	(3)	—
Production, Ad Valorem, and Other Fees	23	0.05	33	0.08	(10)	(0.03)
Transportation, Gathering and Compression	282	0.68	273	0.62	9	0.06
Depreciation, Depletion and Amortization (DD&A)	311	0.76	340	0.78	(29)	(0.02)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	662	1.60	695	1.59	(33)	0.01
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$427	$1.03	$728	$1.65	$(301)	$(0.62)
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 26.2 Bcfe decrease in volumes in the period-to-period comparison was primarily due to various operational delays and challenges that occurred in 2022, which impacted current period production due to the timing of wells being turned-in-line. The remaining variance is primarily due to normal production declines offset, in part, by an increase in NGL sales volume from new wells turned-in-line and an increase in ethane recoveries.

Changes in the average costs per Mcfe were primarily related to the following items:
•Production, ad valorem and other fees decreased on a per unit basis primarily due to decreased realized prices on natural gas.
•Transportation, gathering and compression expense increased on a per unit basis primarily due to increased processing fees, increased electrical compression expense, increased repairs and maintenance expense and lower volumes.
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

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Nine Months Ended September 30,
in thousands (unless noted)	2023	2022	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	31,660	27,487	4,173	15.2%
Sales Volume (Mbbls)	5,277	4,581	696	15.2%
Gross Price ($/Bbl)	$21.78	$41.46	$(19.68)	(47.5)%
Gross NGL Revenue	$114,900	$189,850	$(74,950)	(39.5)%

Oil/Condensate:
Sales Volume (MMcfe)	1,004	902	102	11.3%
Sales Volume (Mbbls)	167	150	17	11.3%
Gross Price ($/Bbl)	$66.18	$86.94	$(20.76)	(23.9)%
Gross Oil/Condensate Revenue	$11,082	$13,063	$(1,981)	(15.2)%

NATURAL GAS
Sales Volume (MMcf)	380,785	411,163	(30,378)	(7.4)%
Sales Price ($/Mcf)	$2.21	$6.50	$(4.29)	(66.0)%
Gross Natural Gas Revenue	$841,841	$2,672,458	$(1,830,617)	(68.5)%

Hedging Impact ($/Mcf)	$0.32	$(3.53)	$3.85	109.1%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement	$120,398	$(1,452,432)	$1,572,830	108.3%

The decrease in gross revenue was primarily the result of the $4.29 per Mcf decrease in natural gas prices, when excluding the impact of hedging, the 26.2 Bcfe decrease in sales volumes and the $19.68 per Bbl decrease in NGL prices. These decreases were offset, in-part, by the impact of the change in the gain (loss) on commodity derivative instruments - cash settlement related to the Company's hedging program.

SEGMENT ANALYSIS for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

	For the Nine Months Ended				Difference to Nine Months Ended
	September 30, 2023				September 30, 2022
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$869	$98	$1	$968	$(1,765)	$(141)	$(1)	$(1,907)
Gain on Commodity Derivative Instruments	112	9	1,231	1,352	1,452	120	3,221	4,793
Purchased Gas Revenue	—	—	57	57	—	—	(67)	(67)
Other Revenue and Operating Income	50	—	39	89	(1)	—	24	23
Total Revenue and Other Operating Income	1,031	107	1,328	2,466	(314)	(21)	3,177	2,842
Lease Operating Expense	31	15	—	46	(6)	3	—	(3)
Production, Ad Valorem, and Other Fees	18	5	—	23	(6)	(4)	—	(10)
Transportation, Gathering and Compression	233	48	1	282	(5)	13	1	9
Depreciation, Depletion and Amortization	270	38	13	321	(24)	(1)	(3)	(28)
Exploration and Production Related Other Costs	—	—	8	8	—	—	1	1
Purchased Gas Costs	—	—	54	54	—	—	(69)	(69)
Selling, General and Administrative Costs	—	—	96	96	—	—	6	6
Other Operating Expense	—	—	62	62	—	—	8	8
Total Operating Expense	552	106	234	892	(41)	11	(56)	(86)
Other Expense	—	—	5	5	—	—	(2)	(2)
Gain on Asset Sales and Abandonments, net	—	—	(121)	(121)	—	—	(113)	(113)
Loss on Debt Extinguishment	—	—	—	—	—	—	(23)	(23)
Interest Expense	—	—	106	106	—	—	14	14
Total Other Expense	—	—	(10)	(10)	—	—	(124)	(124)
Total Costs and Expenses	552	106	224	882	(41)	11	(180)	(210)
Earnings Before Income Tax	$479	$1	$1,104	$1,584	$(273)	$(32)	$3,357	$3,052

        SHALE SEGMENT

The Shale segment had earnings before income tax of $479 million for the nine months ended September 30, 2023 compared to earnings before income tax of $752 million for the nine months ended September 30, 2022.

	For the Nine Months Ended September 30,
	2023	2022	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	349.9	377.7	(27.8)	(7.4)%
NGLs Sales Volumes (Bcfe)*	31.7	27.5	4.2	15.3%
Oil/Condensate Sales Volumes (Bcfe)*	1.0	0.9	0.1	11.1%
Total Shale Sales Volumes (Bcfe)*	382.6	406.1	(23.5)	(5.8)%

Average Sales Price - Natural Gas (per Mcf)	$2.12	$6.44	$(4.32)	(67.1)%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.32	$(3.55)	$3.87	109.0%
Average Sales Price - NGLs (per Mcfe)*	$3.63	$6.91	$(3.28)	(47.5)%
Average Sales Price - Oil/Condensate (per Mcfe)*	$11.01	$14.49	$(3.48)	(24.0)%

Total Average Shale Sales Price (per Mcfe)	$2.56	$3.19	$(0.63)	(19.7)%
Average Shale Lease Operating Expenses (per Mcfe)	0.08	0.09	(0.01)	(11.1)%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.05	0.06	(0.01)	(16.7)%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.61	0.59	0.02	3.4%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.70	0.73	(0.03)	(4.1)%
Total Average Shale Production Costs (per Mcfe)	$1.44	$1.47	$(0.03)	(2.0)%
Total Average Shale Production Margin (per Mcfe)	$1.12	$1.72	$(0.60)	(34.9)%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.
The Shale segment had natural gas, NGLs and oil/condensate revenue of $869 million for the nine months ended September 30, 2023 compared to $2,634 million for the nine months ended September 30, 2022. The $1,765 million decrease was due primarily to a 67.1% decrease in the average sales price for natural gas, a 5.8% decrease in total Shale sales volumes and a 47.5% decrease in the average sales price of NGLs. The decrease in total Shale sales volumes was primarily due to various operational delays and challenges that occurred in 2022, which impacted current period production due to the timing of wells being turned-in-line. The remaining variance is primarily due to normal production declines offset, in part, by an increase in NGL sales volume from new wells turned-in-line and an increase in ethane recoveries.

The decrease in total average Shale sales price was primarily due to a $4.32 per Mcf decrease in average natural gas sales price and a $3.28 per Mcfe decrease in the average NGL sales price. These decreases were offset in part by a $3.87 per Mcf change in the realized gain (loss) on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 293.6 Bcf of the Company's produced Shale gas sales volumes for the nine months ended September 30, 2023 at an average gain of $0.38 per Mcf hedged. For the nine months ended September 30, 2022, these financial hedges represented approximately 318.8 Bcf at an average loss of $4.21 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $552 million for the nine months ended September 30, 2023 compared to $593 million for the nine months ended September 30, 2022. The decrease in total dollars and decrease in unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $31 million for the nine months ended September 30, 2023 compared to $37 million for the nine months ended September 30, 2022. The decrease in total dollars was primarily related to a decrease in water disposal costs as more water was able to be reused in well completions instead of being taken to disposal.

•Shale production, ad valorem and other fees were $18 million for the nine months ended September 30, 2023 compared to $24 million for the nine months ended September 30, 2022. The decrease in total dollars was primarily due to decreased realized prices on natural gas.

•Shale transportation, gathering and compression costs were $233 million for the nine months ended September 30,

2023 compared to $238 million for the nine months ended September 30, 2022. The decrease in total dollars was primarily related to a decrease in firm transportation expense due to the lower Shale sales volumes. The decrease was offset, in part, by an increase in repairs and maintenance expense and an increase in processing costs due to an increase in ethane extraction and processing rates. The increase in unit costs was due to the decrease in total Shale sales volumes.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $270 million for the nine months ended September 30, 2023 compared to $294 million for the nine months ended September 30, 2022. These amounts included depletion on a unit of production basis of $0.59 per Mcfe and $0.62 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of a lower annual depletion rate related to low-cost reserve additions from development in the 2022 period. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third parties. The Shale segment had other revenue and operating income of $50 million for the nine months ended September 30, 2023 compared to $51 million for the nine months ended September 30, 2022. The decrease in the period-to-period comparison was primarily due to lower third-party gathering volumes due to normal production declines.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $1 million for the nine months ended September 30, 2023 compared to earnings before income tax of $33 million for the nine months ended September 30, 2022.

	For the Nine Months Ended September 30,
	2023	2022	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	30.6	33.2	(2.6)	(7.8)%

Average Sales Price - Natural Gas (per Mcf)	$3.20	$7.21	$(4.01)	(55.6)%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.28	$(3.36)	$3.64	108.3%

Total Average CBM Sales Price (per Mcf)	$3.49	$3.85	$(0.36)	(9.4)%
Average CBM Lease Operating Expenses (per Mcf)	0.49	0.38	0.11	28.9%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.16	0.27	(0.11)	(40.7)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.60	1.05	0.55	52.4%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.22	1.17	0.05	4.3%
Total Average CBM Production Costs (per Mcf)	$3.47	$2.87	$0.60	20.9%
Total Average CBM Production Margin (per Mcf)	$0.02	$0.98	$(0.96)	(98.0)%
The CBM segment had natural gas revenue of $98 million for the nine months ended September 30, 2023 compared to $239 million for the nine months ended September 30, 2022. The $141 million decrease was due to a 55.6% decrease in the average sales price for natural gas in the current period and a 7.8% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price decreased $0.36 per Mcf due to a $4.01 per Mcf decrease in average natural gas sales price, offset in part by a $3.64 per Mcf change in the realized gain (loss) on commodity derivative instruments resulting from the Company's hedging program, The notional amounts associated with these financial hedges represented approximately 24.0 Bcf of the Company's produced CBM sales volumes for the nine months ended September 30, 2023 at an average gain of $0.36 per Mcf hedged. For the nine months ended September 30, 2022, these financial hedges represented approximately 26.6 Bcf at an average loss of $4.18 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $106 million for the nine months ended September 30, 2023 compared to $95 million for the nine months ended September 30, 2022. The increases in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $15 million for the nine months ended September 30, 2023 compared to $12 million for the nine months ended September 30, 2022. The increases in total dollars and unit costs were primarily due to increases in repairs and maintenance expense.

•CBM production, ad valorem and other fees were $5 million for the nine months ended September 30, 2023 compared to $9 million for the nine months ended September 30, 2022. The decreases in total dollars and unit costs were primarily due to decreased realized prices on natural gas.

•CBM transportation, gathering and compression costs were $48 million for the nine months ended September 30, 2023 compared to $35 million for the nine months ended September 30, 2022. The increases in total dollars and unit cost were primarily due to an increase in electrical compression expense and repairs and maintenance expense.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $38 million for the nine months ended September 30, 2023 compared to $39 million for the nine months ended September 30, 2022. These amounts included depletion on a unit of production basis of $0.64 per Mcfe for both periods. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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

The Other Segment had earnings before income tax of $1,104 million for the nine months ended September 30, 2023 compared to a loss before income tax of $2,253 million for the nine months ended September 30, 2022. The increase in total dollars is discussed below.

	For the Nine Months Ended September 30,
	2023	2022	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.2	0.3	(0.1)	(33.3)%

Unrealized Gain (Loss) on Commodity Derivative Instruments

For the nine months ended September 30, 2023, the Other Segment recognized an unrealized gain on commodity derivative instruments of $1,231 million. For the nine months ended September 30, 2022, the Other Segment recognized an unrealized loss on commodity derivative instruments of $1,989 million, as well as cash settlements paid of $1 million. The unrealized gain or loss on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $57 million for the nine months ended September 30, 2023 compared to $124 million for the nine months ended September 30, 2022. Purchased gas costs were $54 million for the nine months ended September 30, 2023 compared to $123 million for the nine months ended September 30, 2022. The period-to-period decrease in purchased gas revenue was due to a decrease in average sales price, offset in part by an increase in purchased gas sales volumes.

	For the Nine Months Ended September 30,
	2023	2022	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	24.2	19.9	4.3	21.6%
Average Sales Price (per Mcf)	$2.37	$6.25	$(3.88)	(62.1)%
Purchased Gas Average Cost (per Mcf)	$2.23	$6.20	$(3.97)	(64.0)%

Other Operating Income

	For the Nine Months Ended September 30,
(in millions)	2023	2022	Variance	Percent Change
Sales of Environmental Attributes	$23	$—	$23	100.0%
Excess Firm Transportation Income	11	8	3	37.5%
Water Income	3	3	—	—%
Equity Income from Affiliates	2	3	(1)	(33.3)%
Other	—	1	(1)	(100.0)%
Total Other Operating Income	$39	$15	$24	160.0%

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

Exploration and Production Related Other Costs

	For the Nine Months Ended September 30,
(in millions)	2023	2022	Variance	Percent Change
Lease Expiration Costs	$5	$1	$4	400.0%
Land Rentals	3	3	—	—%
Seismic Activity	—	3	(3)	(100.0)%
Total Exploration and Production Related Other Costs	$8	$7	$1	14.3%
•Lease expiration costs relate to leases where the primary term expired or will expire within the next 12 months. The increase in the nine months ended September 30, 2023 was primarily due to an increase in the number of leases that were allowed to expire.
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

	For the Nine Months Ended September 30,
(in millions)	2023	2022	Variance	Percent Change
Long-term Equity-Based Compensation (Non-Cash)	$16	$15	$1	6.7%
Short-term Incentive Compensation	10	10	—	—%
Salaries, Wages and Employee Benefits	23	24	(1)	(4.2)%
Contributions and Advertising	3	4	(1)	(25.0)%
Other	44	37	7	18.9%
Total SG&A	$96	$90	$6	6.7%

•Other increased primarily due to an increase in professional services expense and various one-time items, none of which were individually material.

Other Operating Expense

	For the Nine Months Ended September 30,
(in millions)	2023	2022	Variance	Percent Change
Inventory Adjustments	$6	$1	$5	500.0%
Environmental Attribute Fees	4	—	4	100.0%
Idle Equipment and Service Charges	3	—	3	100.0%
Insurance Expense	3	2	1	50.0%
Virginia Flood Expense	2	2	—	—%
Water Expense	1	1	—	—%
Litigation Settlements	1	3	(2)	(66.7)%
Unutilized Firm Transportation and Processing Fees	40	44	(4)	(9.1)%
Other	2	1	1	100.0%
Total Other Operating Expense	$62	$54	$8	14.8%

•Inventory adjustments represent required adjustments made to record inventory at the lower of cost or net realizable value.
•Environmental attribute fees represent costs related to the sale of environmental attributes that are included in Other Operating Income.
•Idle equipment and service charges relate to the temporary idling of certain equipment and other services that may be needed in the natural gas drilling and completions process.
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
•Other increased in the period-to-period comparison due to various one-time items, none of which were individually material.

Other Expense

	For the Nine Months Ended September 30,
(in millions)	2023	2022	Variance	Percent Change
Other Income
Right-of-Way Sales	$4	$3	$1	33.3%
Other	3	4	(1)	(25.0)%
Total Other Income	$7	$7	$—	—%

Other Expense
Professional Services	$1	$3	$(2)	(66.7)%
Bank Fees	8	8	—	—%
Other Corporate Expense	3	3	—	—%
Total Other Expense	$12	$14	$(2)	(14.3)%

Total Other Expense	$5	$7	$(2)	(28.6)%

Gain on Asset Sales and Abandonments, net

A net gain on asset sales and abandonments of $121 million was recognized in the nine months ended September 30, 2023 compared to a net gain of $8 million in the nine months ended September 30, 2022. The net gain recognized in the nine months ended September 30, 2023 primarily relates to the sale of various non-operated oil and gas assets (See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). During the nine months ended September 30, 2022, the Company chose to plug and abandon a Shale wellbore. This well was originally part of future development plans, and in order to not delay other wells, CNX plugged the wellbore and planned to access the reserves at a future date. This loss was offset in part by sales of various non-core assets, primarily rights-of-way, surface acreage and other non-core oil and gas interests.

Loss on Debt Extinguishment

A loss on debt extinguishment of $23 million was recognized in the nine months ended September 30, 2022 following CNX's purchase of a portion of the Convertible Notes due May 2026 and $350 million of the 7.25% Senior Notes due March 2027 at an average price equal to 102.5% of the principal amount. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. No such transactions occurred in the current period.

Interest Expense

	For the Nine Months Ended September 30,
(in millions)	2023	2022	Variance	Percent Change
Total Interest Expense	$106	$92	$14	15.2%

The $14 million increase in total interest expense was primarily due to a $2 million unrealized loss on interest rate swaps in the current period compared to a $10 million unrealized gain in the prior period. The increase was also due to slightly higher interest paid on long-term debt that was issued in September 2022. These increases were offset in part by lower borrowings on the revolving credit facility. See Note 12 – Derivative Instruments and Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Nine Months Ended September 30,
(in millions)	2023	2022	Variance	Percent Change
Total Company Earnings (Loss) Before Income Tax	$1,584	$(1,468)	$3,052	207.9%
Income Tax Expense (Benefit)	$377	$(152)	$529	348.0%
Effective Income Tax Rate	23.8%	10.3%	13.5%

The effective income tax rate was 23.8% for the nine months ended September 30, 2023 compared to 10.3% for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of equity compensation, federal tax credits and state taxes (change in West Virginia tax law). The effective tax rate for the nine months ended September 30, 2022 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of assessing the realizability of existing deferred tax assets, including net operating losses, and the related valuation allowance recorded, the partial repurchase of the Convertible Notes, equity compensation and state income taxes. See Note 5 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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
As of September 30, 2023, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices, CNX currently expects to remain in compliance with its debt covenants.

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

Factors that may Impact our Liquidity
•The Company’s cash on hand and access to additional liquidity. Cash and cash equivalents as of September 30, 2023 and December 31, 2022 were $9 million and $21 million, respectively.
•Accounts and notes receivable - trade as of September 30, 2023 and December 31, 2022 were $76 million and $348 million, respectively. Our accounts and notes receivable balance may fluctuate as of any balance sheet date depending on the prices we receive for our natural gas and NGLs and the volumes sold.
•Capital expenditures are expected to range between $625 million to $675 million for the year ended December 31, 2023. For the nine months ended September 30, 2023, CNX had capital expenditures of $572 million. Accelerated levels of inflation may lead to price increases beyond CNX’s control that could lead to CNX incurring an increase in costs in the future.
•Production volumes are expected to range between 545.0 Bcfe and 555.0 Bcfe for the year ended December 31, 2023. For the nine months ended September 30, 2023, CNX had production volumes of 413.4 Bcfe.
•Prices for natural gas and NGLs are volatile, and an extended decline in the prices we receive for our natural gas and NGLs will adversely affect our financial condition and cash flows.
•In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas and NGL swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net liability of $571 million at September 30, 2023 and a net liability of $1,905 million at December 31, 2022. The Company has not experienced any issues of non-performance by derivative counterparties. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q for further discussion of our commodity risk management.

Cash Flows (in millions)

	For the Nine Months Ended September 30,
	2023	2022	Change
Cash Provided by Operating Activities	$653	$793	$(140)
Cash Used in Investing Activities	$(410)	$(362)	$(48)
Cash Used in Financing Activities	$(256)	$(433)	$177

Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:
•Net income increased $2,523 million in the period-to-period comparison.
•Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $532 million benefit for the change in deferred income taxes, a $3,323 million net change in commodity derivative instruments, a $113 million increase in gain on asset sales and abandonments, net and a $242 million net benefit for various other changes in working capital.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:
•Capital expenditures increased $179 million primarily due to an increase in drilling and completions activity and an overall increase in costs related to inflation.
•Proceeds from asset sales increased $131 million primarily due to the sale of various non-operated oil and gas assets (See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:
•Proceeds from borrowings under the CNXM Credit Facility decreased $19 million and repayments under the CNXM Credit Facility increased $9 million.
•Proceeds from borrowings under the CNX Credit Facility decreased $1,515 million and repayments under the CNX Credit Facility decreased $1,687 million.
•In the nine months ended September 30, 2022, CNX paid $27 million to repurchase $14 million of the 2026 Convertible Notes at an average price of 188.0% of the principal amount. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the nine months ended September 30, 2022, CNX paid $359 million to repurchase $350 million of CNX 7.25% Senior Notes due March 2027 at a price of 102.5% of the principal amount. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the nine months ended September 30, 2022, CNX closed on $500 million aggregate principal amount of CNX 7.375% Senior Notes due January 2031 at a price of 98.8% for cash proceeds of $494 million. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the nine months ended September 30, 2023, CNX repurchased $206 million of its common stock on the open market compared to $350 million during the nine months ended September 30, 2022.

Commitments and Significant Contractual Obligations

The following is a summary of the Company's significant contractual obligations at September 30, 2023 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$400	$800	$100	$—	$1,300
Gas Firm Transportation and Processing	245,136	415,821	348,291	610,733	1,619,981
Long-Term Debt	325,594	—	464,912	1,390,706	2,181,212
Interest on Long-Term Debt	127,186	251,273	184,437	146,033	708,929
Finance Lease Obligations	3,972	8,185	7,173	25	19,355
Interest on Finance Lease Obligations	1,414	2,300	1,208	13	4,935
Operating Lease Obligations	55,448	75,889	9,947	15,827	157,111
Interest on Operating Lease Obligations	6,286	5,638	2,180	1,139	15,243
Long-Term Liabilities—Employee Related (a)	2,163	4,532	4,872	21,741	33,308
Other Long-Term Liabilities (b)	162,081	16,000	18,400	79,793	276,274
Total Contractual Obligations (c)	$929,680	$780,438	$1,041,520	$2,266,010	$5,017,648
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

Debt
At September 30, 2023, CNX had total long-term debt of $2,181 million, including the current portion of long-term debt of $325 million and excluding unamortized debt issuance costs. This long-term debt consisted of:
•An aggregate principal amount of $500 million of 7.375% Senior Notes due January 2031, less $6 million of unamortized discount. Interest on the notes is payable January 15 and July 15 each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $500 million of 6.00% Senior Notes due January 2029. Interest on the notes is payable January 15 and July 15 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $400 million of 4.75% Senior Notes due April 2030 issued by CNXM, less $4 million of unamortized discount. Interest on the notes is payable April 15 and October 15 of each year. Payment of the principal and interest on the notes is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of these notes.
•An aggregate principal amount of $350 million of 7.25% Senior Notes due March 2027 plus $2 million of unamortized premium. Interest on the notes is payable March 14 and September 14 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $331 million of 2.25% Convertible Senior Notes due May 2026, unless earlier redeemed, repurchased, or converted, less $5 million of unamortized discount and issuance costs. Interest on the notes is payable May 1 and November 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $88 million in outstanding borrowings under the CNXM Credit Facility. Payment of the principal and interest on the CNXM Credit Facility is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of the CNXM Facility.
•An aggregate principal amount of $25 million in outstanding borrowings under the CNX Credit Facility. Payment of the principal and interest on the CNX Credit Facility is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).

Total Equity and Dividends
CNX had total equity of $3,957 million at September 30, 2023 compared to $2,950 million at December 31, 2022. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX has not paid dividends on its common stock since 2016. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as the Board of Directors deems relevant. CNX's Credit Facility limits its ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's net leverage ratio exceeds 3.00 to 1.00 and is subject to availability under the Credit Facility of at least 20% of the aggregate commitments and there being no borrowing base deficiency. The Credit Facility does not permit such dividend payments when an event of default has occurred and is continuing. The indentures to the 7.25% Senior Notes due March 2027, the 6.00% Senior Notes due January 2029, and the 7.375% Senior Notes due January 2031 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the nine months ended September 30, 2023.
Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at September 30, 2023. Management believes these items will expire without being funded. See Note 11 – Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosure of contingent assets and liabilities in the Consolidated Financial Statements and at the date of the financial statements. Actual results could materially differ from those estimates. The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. The 2022 financial statements, as part of our Form 10-K filed with the SEC, include additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q. Our significant accounting policies are described in Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of CNX's 2022 Form 10-K.

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
•the quantities and types of environmental attributes we sell and the associated revenue received can fluctuate significantly depending on a number of factors, including the market for these credits, changes to the various voluntary or compliance programs under which the credits are generated and sold, and our ability to strictly comply with the programs under which the attributes can be sold; and
•certain other factors addressed in this report and in our 2022 Form 10-K under "Risk Factors".

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
CNX's open derivative instruments can cause earnings volatility relative to changes in market prices until the derivative contracts are either settled or are monetized prior to settlement. At September 30, 2023 and December 31, 2022 our open derivative instruments were in net liability positions with fair values of $571 million and $1,905 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at September 30, 2023 and December 31, 2022. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $640 million and $816 million at September 30, 2023 and December 31, 2022, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $640 million and $679 million at September 30, 2023 and December 31, 2022, respectively.
CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company uses derivative instruments to manage risk related to interest rates. These instruments change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. At September 30, 2023 and December 31, 2022, CNX had $2,063 million and $2,055 million, respectively, of aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $12 million and $14 million, respectively. At September 30, 2023 and December 31, 2022, CNX had $113 million and $154 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to CNX's revolving credit facility, under which there were $25 million borrowings at September 30, 2023 and no borrowings at December 31, 2022, and CNXM's revolving credit facility, under which there were $88 million of borrowings at September 30, 2023 and $154 million at December 31, 2022. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of September 30, 2023 and December 31, 2022 by $1 million and $2 million, respectively, on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of October 5, 2023, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2023 Fixed Price Volumes
Hedged Bcf	N/A	N/A	N/A	114.4	114.4
Weighted Average Hedge Price per Mcf	N/A	N/A	N/A	$2.53	$2.53
2024 Fixed Price Volumes
Hedged Bcf	102.8	108.8	107.7	107.6	421.6 *
Weighted Average Hedge Price per Mcf	$2.53	$2.52	$2.50	$2.53	$2.51
2025 Fixed Price Volumes
Hedged Bcf	92.6	95.5	96.6	96.6	374.7 *
Weighted Average Hedge Price per Mcf	$2.44	$2.43	$2.43	$2.42	$2.42
2026 Fixed Price Volumes
Hedged Bcf	80.6	87.0	87.8	87.8	339.4 *
Weighted Average Hedge Price per Mcf	$2.50	$2.55	$2.55	$2.54	$2.53
2027 Fixed Price Volumes
Hedged Bcf	53.3	53.9	54.5	54.5	216.2
Weighted Average Hedge Price per Mcf	$3.31	$3.33	$3.33	$3.42	$3.35
*Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2023 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We may be unable to qualify for existing federal and state level environmental attribute credits and new markets for environmental attributes are currently volatile, and otherwise may not develop as quickly or efficiently as we anticipate or at all.

We expect environmental attributes (including carbon credits, air quality credits, renewable energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances) to continue to grow as a source of future revenue. These new markets are volatile and have significant risk associated with current market conditions. We have limited experience in marketing and selling environmental attributes and as such, our ability to sell environmental attributes or credits is currently dependent on third parties to market them on our behalf. Furthermore, there can be no assurance that our environmental attributes will generate significant revenues, as pricing continues to be volatile. Additionally, the value of environmental attributes may fluctuate based on the quantities and types of environmental attributes we sell and the associated revenue can vary depending on a number of factors, including the market for these credits, changes to the various voluntary or compliance programs under which the credits are generated and sold, and our ability to strictly comply with the programs under which the attributes can be sold. CNX also does not have control over the availability of environmental attributes, competition for those attributes, markets for those attributes, or pricing and other terms related to such attributes. The value of environmental attributes may also be adversely affected by legislative, agency, or judicial determinations. These and other factors could impact our future results of operations and cash flows.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the three months ended September 30, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
July 1, 2023 - July 31, 2023	1,375,421	$18.05	1,375,176	$1,266,176
August 1, 2023 - August 31, 2023	337,905	$21.34	337,844	$1,258,965
September 1, 2023 - September 30, 2023	834,585	$22.24	830,600	$1,240,494
Total	2,547,911		2,543,620

(1) Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(2) Shares repurchased as part of the Company's $2,900 million share repurchase program authorized by the Board of Directors, which is not subject to an expiration date. See Note 15 – Stock Repurchase in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for more information).

ITEM 5.     OTHER INFORMATION
Trading Arrangements

None of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2023.

ITEM 6.EXHIBITS

10.1	Form of Performance Share Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on August 1, 2023.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 25, 2023

CNX RESOURCES CORPORATION

By:	/S/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Director, Chief Executive Officer and President (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ ALAN K. SHEPARD
Alan K. Shepard
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

By:	/S/ JASON L. MUMFORD
Jason L. Mumford
Vice President and Controller