Form 10-K
period 2023-12-31
CNX Resources Corp
filed 2024-02-08
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-K
  _________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2023
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the common stock on the New York Stock Exchange on such date was $2,216,454,440.
The number of shares outstanding of the registrant's common stock as of February 6, 2024 is 151,791,457 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of CNX's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2024, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

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
coal mine methane - any gaseous hydrocarbon that is extracted or released through wells, degasification boreholes, ventilation or bleeder shafts for the purposes of degasifying underground coal mining operations. Coal Mine Methane may be extracted or released within or above mining activities and produced during, before, or after mining activity occurs or had occurred in connection with the degasification activities.
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
dry gas - natural gas that contains little to no liquid hydrocarbons.
environmental attributes - items such as (but not limited to): carbon credits, air quality credits, renewable or alternative energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances.
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
New Technologies - currently represents what CNX views as a unique set of market opportunities in the areas of environmental attributes, proprietary technology and derivative product development. See Part I, Item 1- Business of this Form 10-K for a discussion of CNX’s New Technology efforts.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Form 10-K) includes the following cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” "will," or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements.

Forward-looking statements are neither predictions nor guarantees of future events, circumstances or performance and are inherently subject to known and unknown risks, uncertainties and assumptions that could cause our actual results to differ materially from those indicated. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Factors that could cause actual results and events to differ materially from our expectations, estimates, assumptions, projections and/or forward-looking statements include (i) the risks, contingencies and uncertainties described in the Risk Factors included in Part I, Item 1A of this Form 10-K and (ii) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K. The forward-looking statements in this Form 10-K speak only as of the date of this Form 10-K; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.

PART I

ITEM 1.Business

General

CNX Resources Corporation (“CNX,” the “Company,” or “we,” “us,” or “our”) is a premier independent low carbon intensity natural gas development, production, midstream and technology company centered in the Appalachian Basin. The majority of our operations are centered on unconventional shale formations, primarily the Marcellus Shale and Utica Shale, in Pennsylvania, Ohio and West Virginia. Additionally, we operate and develop Coalbed Methane (CBM) properties in Virginia. We believe that our extensive held-by-production acreage position and development inventory, combined with our regional operating expertise, extensive data set from development and non-operational participation wells, midstream infrastructure ownership, low-cost operations and legacy surface acreage position provide us with significant competitive advantages that position us for long-term value creation.

CNX's Strategy and Corporate Values

CNX’s strategy is to use our substantial asset base, leading core operational competencies, technology development and innovation, and astute capital allocation methodologies to responsibly develop our resources and create long-term value for our shareholders. Our mission is to empower our team to embrace and drive innovative change that creates long-term per share value for our investors, enhances our communities and delivers energy solutions for today and tomorrow.

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

These values are the foundation of CNX's identity and are the basis for how management defines continued success. With the benefit of a more than 155-year legacy and a substantial asset base amassed over many generations, the Company deploys a strategy focused on responsibly developing its resources to create long-term per share value for its shareholders, as well as enhancing the communities where it operates.

CNX believes that natural gas is central to a low-cost, reliable, secure, lower-carbon energy future that benefits American consumers, workers and the environment. CNX has the benefit of having its operations centered in the Appalachian Basin, which the Company believes is one of the largest, most efficient, and environmentally sustainable sources of natural gas in the world.

2023 Operational Highlights and Outlook

•Over the past ten years, CNX's total sales volumes have grown by approximately 225% to a total of 560.4 net Bcfe in 2023;
•Total average production of 1,535,250 Mcfe per day in 2023;
•92% Natural Gas, 8% Liquids; and
•93% Shale, 7% coalbed methane.

At December 31, 2023, our proved natural gas, NGL, condensate and oil reserves (collectively, “natural gas reserves”) had the following characteristics:

•8.7 Tcfe of proved reserves;
•90.6% natural gas;
•69.0% proved developed; and
•99.5% operated.

In 2024, CNX expects capital expenditures to be between $575 million and $625 million. The Company continuously evaluates multiple factors to determine activity throughout the year, and as such, may update guidance accordingly.

DETAIL OF OPERATIONS

Our operations include the following plays:

Shale

Our Shale properties represent our primary operating and growth area in terms of reserves, production, and capital investment. We have rights to extract natural gas from Shale formations in Pennsylvania, West Virginia, and Ohio from approximately 527,000 net Marcellus Shale acres and approximately 607,000 net Utica Shale acres at December 31, 2023. Approximately 341,000 Utica Shale acres coincide with Marcellus Shale acreage in Pennsylvania, West Virginia, and Ohio.

The Upper Devonian Shale formation, which includes both the Burkett Shale and Rhinestreet Shale, lies above the Marcellus Shale formation in southwestern Pennsylvania and northern West Virginia. The Company holds approximately 53,000 acres of incremental Upper Devonian acres; however, these acres have historically not been disclosed separately as they generally coincide with our Marcellus acreage, and we have no current drilling program targeting this formation.

Coalbed Methane (CBM)

We have rights to extract CBM in Virginia from approximately 278,000 net CBM acres at December 31, 2023. We extract CBM natural gas primarily from the Pocahontas #3 seam. CNX also has the right to capture Coal Mine Methane (CMM) from active and abandoned mines in this region. The CMM we capture would otherwise be vented into the atmosphere as third-party mining operations progress.

CNX also has rights to extract CBM from approximately 1,755,000 net CBM acres, and rights to capture CMM from various active and abandoned mines in other states including West Virginia, Pennsylvania, Ohio, Illinois, Indiana, and New Mexico; however, the Company has no current plans to drill CBM wells or capture CMM in these areas.

Other Gas

We have rights to extract natural gas from other Shale and shallow oil and gas formations primarily in Illinois, Indiana, New York, Ohio, Pennsylvania, Virginia, and West Virginia from approximately 939,000 net acres at December 31, 2023. The majority of our shallow oil and gas leasehold position is held by third-party production and all of it is extensively overlain by existing third-party natural gas gathering and transmission infrastructure.

Summary of Properties as of December 31, 2023

	Shale	CBM	Other Gas
	Segment	Segment	Segment	Total
Estimated Net Proved Reserves (MMcfe)	7,923,341	812,320	5,081	8,740,742
Percent Developed (1)	69%	64%	100%	69%
Net Producing Wells (including oil and gob wells)	588	3,792	45	4,425

Net Acreage Position:
Net Proved Developed Acres	112,282	234,686	38,119	385,087
Net Proved Undeveloped Acres (2)	40,811	—	—	40,811
Net Unproved Acres (3)	692,746	1,798,774	900,612	3,392,132
Total Net Acres (4)	845,839	2,033,460	938,731	3,818,030
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

The following table sets forth, at December 31, 2023, the number of producing wells, developed acreage and undeveloped acreage:

	Gross(1)	Net(2)
Producing Gas Wells (including gob wells) - Working Interest	4,499	4,425
Producing Oil Wells - Working Interest	2	—
Producing Gas Wells - Royalty Interest	320	—
Producing Oil Wells - Royalty Interest	126	—
Net Acreage Position:
Proved Developed Acreage	385,087	385,087
Proved Undeveloped Acreage	40,811	40,811
Unproved Acreage	4,704,922	3,392,132
Total Acreage	5,130,820	3,818,030
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

The following table represents the terms under which we hold these acres:

	Gross Unproved Acres	Net Unproved Acres	Gross Proved Undeveloped Acres	Net Proved Undeveloped Acres
Held by Production/Fee	4,623,168	3,349,590	29,977	29,977
Expiration Within 2 Years	31,812	17,377	4,319	4,319
Expiration Beyond 2 Years	49,942	25,165	6,515	6,515
Total Acreage	4,704,922	3,392,132	40,811	40,811

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

Development Wells (Net)

During the years ended December 31, 2023, 2022 and 2021, we drilled 30.8, 37.0 and 33.0 net development wells, respectively. Gob wells and wells drilled by other operators in which we own an interest are excluded from net development wells. As of December 31, 2023, there were 13.8 net development wells and no exploratory wells drilled but uncompleted. The Company includes drilled and uncompleted net development wells in proved undeveloped reserves and the Company intends to complete and turn-in-line the wells within five years of the initial disclosure. There were no net dry development wells in 2023, 2022 or 2021. As of December 31, 2023, there were no net completed developmental wells ready to be turned in-line.

The following table illustrates the net wells drilled by well classification type:

	For the Years
	Ended December 31,
	2023	2022	2021
Shale Segment	30.8	37.0	33.0
CBM Segment	—	—	—
Other Gas Segment	—	—	—
Total Development Wells (Net)	30.8	37.0	33.0

Exploratory Wells (Net)

There were no net exploratory wells drilled during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, there are no net exploratory wells in process.

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

Net Reserves (Millions of Cubic Feet Equivalent)

	As of December 31,
	2023	2022	2021
Proved Developed Reserves	6,027,762	6,221,422	5,905,611
Proved Undeveloped Reserves	2,712,980	3,585,468	3,720,119
Total Proved Developed and Undeveloped Reserves (1)	8,740,742	9,806,890	9,625,730

___________
(1)    For additional information on our reserves, see Note 22 – Supplemental Gas Data (unaudited) to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Discounted Future Net Cash Flows

The following table shows our estimated future net cash flows and total standardized measure of discounted future net cash flows at 10%:

	As of December 31,
	2023	2022	2021
	(Dollars in millions)
Estimated Future Net Cash Flows (pre-tax) less Undiscounted Income Taxes	$7,356	$31,559	$16,017
Total PV-10 Non-GAAP Measure of Pre-Tax Discounted Future Net Cash Flows (1)	$4,201	$14,501	$8,081
Total Standardized GAAP Measure of After-Tax Discounted Future Net Cash Flows	$3,110	$10,763	$5,882
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

Reconciliation of PV-10 to Standardized GAAP Measure

	As of December 31,
	2023	2022	2021
	(Dollars in millions)
Average Henry Hub Price ($/MMBtu)(1)	$2.637	$6.357	$3.598

Future Cash Inflows	$20,281	$54,714	$31,839
Future Production Costs	(8,515)	(10,225)	(8,247)
Future Development Costs (including Abandonments)(2)	(1,903)	(2,234)	(1,736)
Future Net Cash Flows (pre-tax)	9,863	42,255	21,856
10% Discount Factor	(5,662)	(27,754)	(13,775)
PV-10 (Non-GAAP Measure)	4,201	14,501	8,081
Undiscounted Income Taxes	(2,507)	(10,696)	(5,839)
10% Discount Factor	1,416	6,958	3,640
Discounted Income Taxes	(1,091)	(3,738)	(2,199)
Standardized GAAP Measure(3)	$3,110	$10,763	$5,882
___________
(1)    Based on the average, first day-of-the-month price.
(2)    Future development costs for 2023 include $535 million of plugging and abandonment costs and $210 million of midstream and water infrastructure capital on an undiscounted pre-tax basis. On a PV-10 pre-tax discounted basis, these amounts equate to $49 million and $173 million, respectively.
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

Sales Volumes Produced

The following table sets forth net sales volumes produced for the periods indicated:

	For the Year
	Ended December 31,
	2023	2022	2021
Natural Gas
Sales Volume (MMcf)
Shale	473,828	496,614	502,184
CBM	40,598	43,733	49,570
Other	242	349	234
Total	514,668	540,696	551,988

NGL*
Sales Volume (Mbbls)
Shale	7,410	6,333	5,976
Total	7,410	6,333	5,976

Oil and Condensate*
Sales Volume (Mbbls)
Shale	203	240	396
Other	3	6	4
Total	206	246	400

Total Sales Volume (MMcfe)
Shale	519,503	536,050	540,413
CBM	40,598	43,733	49,570
Other	265	386	265
Total**	560,366	580,169	590,248
*Oil, NGLs, and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas.
**See Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for a breakdown of sales volume variances.

CNX expects 2024 annual sales volumes to be approximately 570-590 Bcfe (This includes approximately 15-18 Bcfe of coal mine methane. See New Technologies below for more information).

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

	For the Year
	Ended December 31,
	2023	2022	2021
Average Sales Price - Gas (per Mcf)	$2.20	$6.27	$3.55
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.32	$(3.35)	$(0.98)
Average Sales Price - NGLs (per Mcfe)**	$3.54	$6.36	$5.65
Average Sales Price - Oil/Condensate (per Mcfe)**	$10.98	$13.65	$9.39

Total Average Sales Price (per Mcfe) Including Effect of Derivative Instruments	$2.61	$3.17	$2.79
Total Average Sales Price (per Mcfe) Excluding Effect of Derivative Instruments	$2.32	$6.29	$3.70
Average Lifting Costs Excluding Ad Valorem and Severance Taxes (per Mcfe)	$0.11	$0.11	$0.08

Average Sales Price - NGLs (per Bbl)	$21.24	$38.16	$33.90
Average Sales Price - Oil/Condensate (per Bbl)	$65.88	$81.90	$56.34
**Oil, NGLs, and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas.

Sales of NGLs, condensates and oil enhance our reported natural gas equivalent sales price. Across all volumes, when excluding the impact of hedging, sales of liquids added $0.12 per Mcfe, $0.02 per Mcfe, and $0.15 per Mcfe for 2023, 2022, and 2021, respectively, to average gas sales prices. CNX expects to continue to realize a liquids uplift benefit as additional wells are turned-in-line, primarily in the liquid-rich areas of the Marcellus Shale. We continue to sell the majority of our NGLs through the large midstream companies that process our natural gas. This approach allows us to take advantage of the processors’ transportation efficiencies and diversified markets. CNX directly markets certain NGLs taken “in-kind” pursuant to processing contracts that provide for the ability to take our NGLs “in-kind.” The processed purity products are ultimately sold to industrial, commercial and petrochemical markets.

In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. Reserves and production estimates are believed to be sufficient to satisfy these obligations. In the past, we have delivered quantities required under these contracts. CNX also enters into various financial natural gas swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. These transactions exist parallel to the underlying physical transactions and represented approximately 420.3 Bcf of our total sales volumes for the year ended December 31, 2023 at an average price of $2.51 per Mcf. The notional volumes associated with these gas swaps represented approximately 460.3 Bcf of our total sales volumes for the year ended December 31, 2022 at an average price of $2.43 per Mcf. As of January 5, 2024, these physical and swap transactions represent approximately 434.2 Bcf of our estimated 2024 production at an average price of $2.53 per Mcf, 375.1 Bcf of our estimated 2025 production at an average price of $2.41 per Mcf, 339.0 Bcf of our estimated 2026 production at an average price of $2.53 per Mcf, and 216.2 Bcf of our estimated 2027 production at an average price of $3.35 per Mcf.
CNX's hedging strategy and information regarding derivative instruments used are outlined in Part II. Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and in Note 19 – Derivative Instruments in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K.

Midstream Gas Services

CNX designs, builds and operates natural gas gathering systems to move natural gas from the wellhead to interstate pipelines or other local sales points. In addition, over time CNX has acquired extensive gathering assets through acquisitions. CNX owns or operates approximately 2,700 miles of natural gas gathering pipelines as well as a number of natural gas processing facilities.

CNX owns substantially all of its Shale gathering systems in Pennsylvania and West Virginia. With respect to CNX’s Shale wells in Ohio, CNX primarily contracts with third-party gathering services. CNX also provides natural gas gathering services to third parties.

CNX has developed a diversified portfolio of firm transportation capacity options to support its production. CNX plans to selectively acquire firm capacity on an as-needed basis, while minimizing transportation costs and long-term financial obligations. Optimization of our firm transportation portfolio may also include, from time to time and as appropriate, releasing firm transportation to others. CNX also benefits from the strategic location of our primary production areas in southwestern Pennsylvania, northern West Virginia and eastern Ohio. These areas are currently served by a large concentration of major pipelines that provide CNX with access to major gas markets without the necessity of transporting our natural gas out of the region. In addition to firm transportation capacity, CNX has developed a processing portfolio to support produced volumes from its wet gas production areas and has the operational and contractual flexibility to potentially convert a portion of currently processed wet gas volumes to be marketed as dry gas volumes, or vice-versa, as economically appropriate.

CNX has the advantage of having natural gas production from lower Btu wells in close proximity to higher Btu wells. Separately, the low Btu natural gas and the high Btu natural gas may need processing in order to meet downstream pipeline specifications. The geographic proximity and interconnected gathering system servicing these wells, however, allow CNX to blend this gas together and in some cases eliminate the need for the costly processing of natural gas that does not meet pipeline specification. This allows us more flexibility in bringing wells online at qualities that meet interstate pipeline specifications.

CNX also supplies turn-key solutions for water sourcing, delivery and disposal for our natural gas operations and supplies solutions for water sourcing as well as delivery and disposal for third parties. In coordination with our midstream operations, CNX works to develop solutions that coincide with our midstream operations to offer natural gas gathering and water delivery solutions in one package to third parties.

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

New Technologies

CNX’s New Technologies efforts are rooted in the Company’s extensive legacy asset base and innovative tradition. They currently represent what CNX views as a unique set of market opportunities in the areas of environmental attributes, proprietary technology and derivative product development.

Environmental Attributes. CNX actively explores potential pathways to develop and qualify environmental attributes under various programs. The environmental attributes that we generate and sell can include items such as (but are not limited to): carbon credits, air quality credits, renewable or alternative energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances. In the near term, we anticipate the majority of our New Technologies’ earnings to result from CMM capture activities being monetized through the Pennsylvania Alternative Energy Portfolio Standard (AEPS) program, other compliance programs, and sales to various voluntary market counterparties that desire to purchase carbon offsets to be used towards their own emission reduction goals. We expect the annual volumes of waste methane captured for 2024 that would qualify for these various programs to be approximately 15-18 Bcfe.

We continue to focus efforts on opportunities to grow both the volume and value of environmental attributes as a source of future earnings. These new markets are volatile and have significant risk associated with eligibility, qualification and compliance with applicable programs, changing market conditions, increased competition, as well as political and regulatory risk. See Item 1A, “Risk Factors - We may be unable to qualify for existing federal and state level environmental attribute credits and new markets for environmental attributes are currently volatile, and otherwise may not develop as quickly or efficiently as we anticipate or at all.” for certain risks associated with environmental attributes.

Proprietary Technology. CNX is actively pursuing the commercialization of internally developed proprietary technologies that seek to reduce both cost and emissions during various natural gas development phases. The ability to achieve commercial success with these activities is dependent on, among other considerations, successful testing and validation of our technology and future market adoption. To date, no revenue has been generated associated with these activities.

Derivative Products. CNX believes that using natural gas as a sustainable fuel source for high-emitting economic sectors like transportation, manufacturing, and other industrial processes could dramatically reduce emissions footprints in those sectors while creating new vertical markets for compressed natural gas (CNG) and liquefied natural gas (LNG), and help fast-track the implementation of downstream products such as hydrogen and ammonia. As an active participant in West Virginia’s pursuit of a regional hydrogen energy hub, CNX joined the Appalachian Regional Clean Hydrogen Hub (ARCH2) coalition in 2022. CNX brings local expertise, low-carbon technology capabilities, infrastructure, and carbon capture and storage (CCS) skill sets to the coalition, which is composed of energy producers, end-users, infrastructure developers and technological experts.

CNX expects capital expenditures associated with New Technologies and other emission reduction activities to be between $5 million to $10 million in 2024. As mining progresses, new sources of waste methane are created every year throughout our region, in addition to the currently unabated sources that exist from historical mining activity. Each of these potential abatement opportunities represents a stand-alone discrete investment decision. While CNX will make new investments each year to capture some of these unabated sources, currently available incentives do not provide sufficient economic justification to significantly expand our activities. As such, we do not anticipate any major investments in new capture projects until an alternate monetization pathway improves the economics of these projects.

Non-Core Mineral Assets and Surface Properties

CNX owns significant natural gas assets that are not in our short-term or medium-term development plans. We continually explore the monetization of these non-core assets by means of sale, lease, contribution to joint ventures or a combination of the foregoing in order to bring the value of these assets forward for the benefit of our shareholders. We also control a significant amount of surface acreage. This surface acreage is valuable to us in the development of the gathering system for our Shale production. We also derive value from this surface control by granting rights of way or development rights to third parties.

Human Capital Management

As of December 31, 2023, CNX had 470 employees, which includes 47 employees directly attributable to our midstream operations and 63 employees directly attributable to our CBM operations in Virginia. CNX is not a party to any collective bargaining agreements. CNX recognizes that our future success depends on the expertise and services of our employees and is firmly committed to the health and safety of not only our employees and service providers, but also the communities in which CNX operates.

Training and Education. CNX employs a variety of initiatives dedicated to ensuring that our employee and contractor workforce is appropriately trained and aligned on expectations regarding safety and environmental performance. These programs utilize behavior-based techniques, which embrace a collaboration between management, employees, and the service provider workforce to continually focus attention and actions on appropriate daily safety behaviors. This is accomplished through an evergreen approach, with consistent evaluation and adaptation for workforce, safety, and business objectives. Fundamentally, daily on-site safety meetings, job safety analyses (JSA) and the universal expectation for any employee or contractor to stop work if a risk is identified combine to enforce our cultural focus on Health, Safety, and Environmental (HSE) awareness, also known as Operational Excellence. Accountability is an expectation at all levels of the Company—from individual contributors and service providers to management and executive leadership. In addition to continual analysis and assessment, CNX empowers its employees and contractors to take corrective action or stop work immediately if adverse safety or environmental conditions are identified. CNX expects all of its employees and service providers to meet the training requirements outlined by the Occupational Safety and Health Administration (OSHA), and all other appropriate regulatory entities, and to always conduct our daily business consistent with our core values of Responsibility, Ownership and Excellence. CNX also provides the opportunity for all employees to obtain certification in First Aid, CPR, and AED administration. The Company’s safety training content is published on its corporate website to afford service providers ready access to CNX’s expectation of individual empowerment and accountability.

Diversity and Inclusion. CNX values diversity throughout the organization. The Company believes that a diverse, talented team working together in an inclusive culture is key to achieving long-term goals. CNX prioritizes diversity within recruiting and hiring practices and believes in cultivating a culture sensitive to the importance of diversity in the workplace. In addition, the Company’s Diversity & Inclusion Advisory Council (D&I Council) and cross-training rotational program for diverse employees augment the Company’s broader talent management and diversity goals. The D&I Council hosts/facilitates multiple events throughout the year to create awareness and training opportunities focused on a variety of topics. These events allow employees to be exposed to cultural experiences of individuals with identities that may be different from their own and gives them the opportunity to learn how others may experience the same workplace in very different ways.

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

Quality Management Systems. CNX is committed to fostering a culture of accountability and continuous improvement through the utilization of a Quality Management System (QMS), which strengthens accountability across the enterprise, and reinforces our core values of Responsibility, Ownership, and Excellence. QMS provides all employees, visitors, contractors and subcontractors who operate on our behalf with a practical, easily accessible system that defines clear expectations, responsibilities and standards that provide the basis of accountability for quality and excellence in all aspects of our business. QMS allows for continual identification, development of documentation control, and standardization of all processes and procedures throughout the organization. The elements of health, safety, environmental and quality control are housed in a unified system that allows for widespread utilization and measurement. CNX has formalized our approach in these areas to deliver results that are consistently safe, predictable and environmentally responsible. CNX conducts regular internal and external audits to ensure compliance, adherence to best-in-class processes and continuous improvement, as we relentlessly strive to be the most responsible and efficient operator in the industry. CNX’s management expectation is that QMS will serve as the platform through which the senior leadership manages and measures excellence in all operational aspects.

Health and Safety. No job or activity is considered a success if CNX compromises the safety of its employees and contractors. CNX employs stop work empowerment, where every person working at CNX locations is empowered to stop work if they feel there is a safety risk to themselves or others. This empowerment approach is reactive, when necessary, but also includes proactive measures such as procedural enhancements and communication. CNX further promotes empowerment through its CNX Hazard Training compliance, and verification of contractor training and short service employee program. Our safety professionals provide support throughout all phases of operation with education, training, policy development, audits and emergency preparedness and response. The evaluation of our health and safety performance is an ongoing, daily discussion, with key performance indicators being regularly monitored and analyzed for trends across operations. As trends are identified, CNX utilizes the information to amend policies, training and company-wide communication. CNX’s hybrid approach, where the traditional safety group is merged with an operational field compliance team, forms the Operational Excellence department. The Operational Excellence department falls under the direction of the Chief Operating Officer. The Environmental, Safety and

Corporate Responsibility (ESCR) Committee of the Board of Directors is kept apprised of quality, health, safety, and environmental related matters as needed and with monthly updates and quarterly meetings. CNX employs safety, health, compliance, and quality professionals with a variety of certifications such as an Occupational Health Nurse, Emergency Medical Technicians, Certified Safety Professionals, Certified Welding Inspectors, and Certified Piping Inspectors.

Emergency Preparedness and Response. Emergency response plans are developed for all CNX locations and operations. The plans are reviewed for effectiveness biannually and are communicated to affected employees through safety meetings and training. Drills and mock emergency exercises are conducted to ensure all employees understand their roles and responsibilities during an actual event. These exercises range from tabletop exercises to internal drills, up to and including events involving external resources. CNX actively engages with local municipalities and emergency responders to ensure they are aware of our planned activities. This helps to familiarize emergency response resources with CNX personnel, facilities and operations. This proactive approach gives emergency responders the opportunity to ask questions and understand CNX protocols, so they are prepared in the case of an emergency.

Industry Segments

Financial information concerning industry segments, as defined by GAAP, for the years ended December 31, 2023, 2022 and 2021 is included in Note 21 – Segment Information in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K and is incorporated herein by reference.

Laws and Regulations

General

Our operations are subject to various federal, state and local laws and regulations, with a heavy emphasis placed on compliance with environmental laws and regulations, which cover virtually every aspect of our operations including, among other things: transportation and use of public roads; construction of well pads, impoundments, tanks and roads; pooling and unitizations; water withdrawal and procurement for well stimulation purposes; well drilling, casing and hydraulic fracturing; stormwater management; well production; well plugging; venting or flaring of natural gas; pipeline construction and the compression and transmission of natural gas and liquids; reclamation and restoration of properties after natural gas operations are completed; handling, storage, transportation, treatment and disposal of materials used or generated by natural gas operations; the calculation, reporting and payment of taxes on gas production; and gathering of natural gas production. In addition to various laws and regulations governing our natural gas operations, CNX is also subject to laws and regulations with respect to our employees, including health and safety regulations, those relating to our status as a public company, and those governing our participation in derivative markets. Further, our customers, including those in the electric power generation industry, are themselves subject to extensive regulation, including environmental impact.

CNX endeavors to conduct our natural gas and midstream operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements against a backdrop of variable geologic and seasonal conditions, exceedances and violations of permits and other regulatory requirements during operations can and do occur. Such exceedances and violations generally result in fines or penalties but could also result in operational changes and/or make it more difficult for us to obtain necessary permits in the future. The possibility exists that new legislation or regulations may be adopted which would have a significant impact on our operations or on our customers' ability to use our natural gas and may require us or our customers to change our or their operations significantly or incur substantial costs. See “Risk Factors -- Existing and future governmental laws, regulations, other legal requirements and judicial decisions that govern our business may increase our costs of doing business and may restrict our operations” for additional discussion regarding additional laws and regulations affecting our business, operations and industry.

The Company anticipates that compliance with existing laws and regulations governing the Company and its current operations will not have a material adverse effect upon its capital expenditures, earnings or competitive position. Additional proposals that affect the oil and natural gas industry are regularly considered by Congress, the states, local governments, regulatory agencies and the courts. The Company cannot predict when or whether any such proposals may become effective or the effect that such proposals may have on the Company.

Environmental Laws

Many of the laws and regulations governing our operations are state-level environmental laws and regulations, which vary according to the state where CNX is operating. Our natural gas and midstream operations are also subject to numerous federal environmental laws and regulations.

In addition to routine reviews and inspections by regulators to confirm compliance with applicable regulatory and permit requirements, CNX has established protocols for ongoing assessments to identify potential environmental exposures. These assessments take into account industry and internal best management practices and evaluate compliance with laws and regulations, and applicable permits, and include reviews of our third-party service providers, including, for instance, waste management transporters and related facilities.

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

Clean Water Act. The federal Clean Water Act (CWA) and corresponding state laws affect our natural gas operations by regulating storm water or other regulated substance discharges, including pollutants, erosion, sediment and spills and releases of oil, brine and other substances, into surface waters (and under some state statutory schemes groundwater) and in certain instances imposing requirements to dispose of produced wastes and other oil and natural gas wastes at approved disposal facilities. The discharge of pollutants into jurisdictional waters is prohibited, except in accordance with the terms of a permit issued by the EPA, the U.S. Army Corps of Engineers, or a delegated state agency. These permits require regular monitoring and compliance with effluent limitations and reporting requirements and govern the discharge of pollutants into regulated waters. Federal and state regulatory agencies can impose administrative, civil and/or criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. See “Risk Factors -Environmental regulations can increase costs and introduce uncertainty that could adversely impact the market for natural gas with potential short and long-term liabilities” for additional discussion regarding certain laws and regulations related to clean water, the disposal or use of water and related matters.

Endangered Species Act. The Endangered Species Act and related state laws and regulations protect plant and animal species that are threatened or endangered. Some of our operations are located in areas that are or may be designated as protected habitats for endangered or threatened species, including the Northern Long-Eared and Indiana bats, which has a seasonal impact on our construction activities and operations. New or additional species that may be identified as requiring protection or consideration may lead to delays in permits and/or other restrictions on construction and development.

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

Resource Conservation and Recovery Act. The federal Resource Conservation and Recovery Act (RCRA) and corresponding state laws and regulations affect natural gas operations by imposing requirements for the management, treatment, storage and disposal of hazardous and non-hazardous wastes, including wastes generated by natural gas operations. Facilities at which hazardous wastes have been treated, stored or disposed of are subject to corrective action orders issued by the EPA that could adversely affect our financial results, financial condition and cash flows. On December 28, 2016 the EPA entered into a consent order to resolve outstanding litigation brought by environmental and citizen groups regarding the applicability of RCRA to wastes from oil and gas development activities. In April 2019, the EPA issued a report pursuant to the consent order concluding that revisions to the federal regulations for the management of exploration and production wastes under RCRA were not necessary at the time the report was issued. Many state governments have specific regulations and guidance for exploration and production wastes. CNX cannot predict whether the EPA may change its conclusion at some point, or whether any other legislation or regulations will be enacted at a federal or state level and if so, what its provisions will be.

Other Laws and Regulations

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

Section 1(b) of the Natural Gas Act exempts natural gas gathering facilities from regulation by the FERC. However, the distinction between federally unregulated gathering facilities and FERC-regulated transmission facilities is a fact-based determination, and the classification of such facilities may be the subject of dispute and, potentially, litigation. CNX owns certain natural gas pipeline facilities that CNX believes meet the traditional tests used to establish a pipeline's status as a gatherer not subject to FERC jurisdiction.

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

Climate Change Laws and Regulations. Climate change continues to be an area of legislative and regulatory focus. There are a number of proposed and final laws and regulations intended to limit or increase disclosure or transparency with respect to greenhouse gas emissions, and proposed regulations that restrict emissions or require more stringent reporting could increase our costs should the requirements necessitate the installation of new equipment or the purchase of emission credits or allowances. These laws and regulations could also impact our customers, including the electric generation industry, by making alternative sources of energy more competitive. Additional regulation could also lead to permitting delays and additional monitoring and administrative requirements, with commensurate impacts on electricity generating operations. See “Risk

Factors - Climate change risk, legislation, litigation and regulation of greenhouse gas emissions at the federal or state level may increase our operating costs and reduce the value of our natural gas assets” for additional discussion regarding certain laws and regulations related to climate change, greenhouse gas and related matters.

Real Estate and Title Regulations. CNX acquires ownership or leasehold rights to oil and natural gas properties prior to conducting operations on those properties. The legal requirements of such ownership or leasehold rights generally are established by state statutory or common law. As is customary in the natural gas industry, CNX has generally conducted only a summary review of the title to oil and gas rights that are not yet in our development plans, but which CNX believes it controls. This summary review is conducted at the time of acquisition or as part of a review of our land records. Prior to the commencement of development operations on natural gas and CBM properties, CNX conducts a thorough title examination and performs curative work with respect to significant title defects. Our discovering title defects which CNX is unable to cure may adversely impact our ability to develop those properties and CNX may have to reduce our estimated gas reserves including our proved undeveloped reserves. In accordance with the foregoing, CNX has completed title work on substantially all of our natural gas and CBM properties that are currently producing and believes that CNX has satisfactory title to our producing properties in accordance with standards generally accepted in the industry. See “Risk Factors - CNX may incur losses as a result of title defects in the properties in which CNX invests or the loss of certain leasehold or other rights related to our midstream activities.”

Financial and Derivatives Regulations. In 2010, Congress adopted comprehensive financial reform legislation that established federal oversight and regulation of the OTC derivative market and entities, such as the Company, which participate in that market. This legislation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), required the CFTC, the SEC and other regulatory agencies to promulgate rules and regulations implementing this legislation. The CFTC has adopted and implemented final rules that impose regulatory obligations on all market participants, including the Company, such as recordkeeping, certain reporting obligations and other regulations relevant to natural gas hedging activities. However, it is still not possible at this time to predict the full extent of the impact of the regulations on the Company's hedging program or regulatory compliance obligations. See “Risk Factors- Our hedging activities may prevent us from benefiting from price increases and may expose us to other risks.”

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the Securities and Exchange Commission (the SEC). CNX is subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and other information CNX files with the SEC are available free of charge at our website www.cnx.com as soon as reasonably practicable after such reports and other information are filed with or furnished to the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. CNX periodically provides other information for investors on its corporate website, including press releases and other information about financial performance, information on corporate governance and presentations. Our references to website URLs are intended to be inactive textual references only. The information found on, or that can be accessed from or that is hyperlinked to, our website does not constitute part of, and is not incorporated into, this Form 10-K.

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

•If natural gas prices decrease or operational efforts are unsuccessful, CNX may be required to record write-downs of the quantity and value of our proved natural gas properties.
•Competition and consolidation within the natural gas industry may adversely affect our ability to sell our products and midstream services or other parts of the business.
•Deterioration in the economic conditions in any of the industries in which our customers or their customers operate, a domestic or worldwide financial downturn, or negative credit market conditions may have a material adverse effect on our liquidity, results of operations, business and financial condition that CNX cannot predict.
•Our hedging activities may prevent us from benefiting from price increases and may expose us to other risks.
•Negative public perception regarding our Company or industry could have an adverse effect on our operations, financial results or stock price.
•Events beyond our control, including a global or domestic health crisis or global instability and actual and threatened geopolitical conflict, may result in unexpected adverse operating and financial results.
•Increasing attention to environmental, social and governance (ESG) matters may adversely impact our business.

Risks Related to our Business Operations

•Our dependence on third party pipeline and processing systems could adversely affect our operations and limit sales of our natural gas and NGLs as a result of disruptions, capacity constraints, proximity issues or decreases in availability of pipelines or other midstream facilities.
•Uncertainties exist in the estimation of economical recovery of natural gas reserves.
•Developing, producing and operating natural gas wells is subject to operating risks and hazards that could increase expenses, decrease our production levels and expose us to losses or liabilities that may not be fully covered under our insurance policies.
•Our identified development locations are scheduled over multiple future years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their actual development.
•Our exploration and development projects and midstream development require substantial capital expenditures and are subject to regulatory, environmental, political, legal and economic risks and if CNX fails to generate sufficient cash flow, obtain required capital or financing on satisfactory terms or respond to regulatory and political developments, our natural gas reserves may decline, and our operations and financial results may suffer.
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
•Failure to successfully replace our current natural gas reserves through economic development of our existing or acquired undeveloped assets or through acquisition of additional producing assets, would lead to a decline in our natural gas, NGL and oil production levels and reserves.
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
•CNX may incur significant costs and liabilities as a result of pipeline operations and/or increases in the regulation of natural gas pipelines and midstream facilities.
•Changes in federal or state tax laws focused on natural gas exploration and development could cause our financial position and profitability to deteriorate.
•Our future tax liability may be greater than expected if our net operating loss carryforwards are limited, CNX does not generate expected deductions, or tax authorities challenge certain of our tax positions.
•We may be unable to qualify for existing federal and state level environmental attribute credits and new markets for environmental attributes are currently volatile, and otherwise may not develop as quickly or efficiently as we anticipate or at all.
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
•Our borrowing base under our revolving credit facility could decrease for a variety of reasons including lower natural gas prices, declines in natural gas reserves, asset sales and lending requirements or regulations.
•The capped call transactions may affect the value of the Convertible Notes and our common stock, and subject CNX to counterparty performance risk.
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
•Provisions of our unsecured debt agreements, including the Convertible Notes, could delay or prevent an otherwise beneficial takeover of us.

Risks Related to Strategic Transactions

•Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are subject to risk and uncertainties, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition.
•CNX does not completely control the timing of any divestitures that CNX may engage in, and they may not provide anticipated benefits.
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

Our financial results are significantly affected by the prices we receive for our natural gas and NGLs (which includes oil and condensate). Natural gas and NGL pricing is very volatile and can fluctuate widely based upon supply from energy producers relative to demand for these products and other factors beyond our control. In particular, the U.S. natural gas industry faces oversupply due to the success of domestic Shale development, associated natural gas produced by oil producers, other North American Shale gas plays, and an outpacing of demand that impact domestic pricing. This oversupply of natural gas, beginning in 2012, has resulted in depressed domestic prices for most of that period. Development has continued in these plays, despite these lower gas prices, as producers continue to become more efficient. Evidence of volatility was present during 2022 and 2023 as natural gas prices spiked in the first half of 2022 due to lower domestic production, lower storage levels, and increased LNG export demand, but thereafter retreated to the depressed prices that we have witnessed over the past ten years. CNX expects continued volatility of natural gas prices in the future.

Our producing properties are geographically concentrated in the Appalachian Basin, which exacerbates the impact of regional supply and demand factors on our business, including the pricing of our natural gas. Not all of the natural gas produced in this region can be consumed by regional demand and must, therefore, be exported to other regions, which causes natural gas produced and sold locally to be priced at a discount to many other market hubs, such as the benchmark Henry Hub price. This discount, or negative basis, to the Henry Hub price is forecasted to continue in future years for all Appalachian Basin producers. While new interstate pipeline projects could reduce this discount, it could increase further if production in the basin continues to grow and projects to move natural gas out of the basin are cancelled, delayed or denied for any reason, such as permitting and regulatory issues or environmental lawsuits. For example, in July 2020, the Atlantic Coast Pipeline project, which was designed to move produced natural gas out of the northeast, was cancelled by its partners after nearly six years of work; and the Mountain Valley Pipeline, which is to move produced natural gas from northwestern West Virginia through southern Virginia and into North Carolina, has experienced numerous delays.

Our development plans and operations also include some activity in areas of Shale formations that may also contain NGLs. The price for NGLs is also volatile for reasons similar to those described above for natural gas. Although the Company is able to hedge natural gas benchmarks and local basis differentials, it generally does not hedge its relatively minor quantities of NGLs. In addition, similar to natural gas, increased drilling activity by third parties in formations containing NGLs may lead to a decline in the price CNX receives for our NGLs. International demand and storage levels also affect NGL prices. Further, an oversupply of NGLs in the local markets where CNX operates requires excess NGLs to be transported out of our region and into the broader market, including international exports. NGLs are transported by a variety of methods, including pipeline, rail, and truck. Any disruption in those means of transportation could have a further detrimental impact on the price CNX receives for our NGLs. Our results of operations may be adversely affected by a depressed level of, or downward fluctuations in the price for NGLs.

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

If natural gas prices decrease or operational efforts are unsuccessful, CNX may be required to record write-downs of the quantity and value of our proved natural gas properties. Additionally, changes in assumptions impacting management’s estimates of future financial results as well as other assumptions related to the Company's stock price, weighted-average cost of capital, terminal growth rates and industry multiples, could cause goodwill and other intangible assets CNX holds to become impaired and result in material non-cash charges to earnings.

Lower natural gas prices or wells that produce less than expected quantities of natural gas, have in the past and may in the future reduce the amount of natural gas that CNX can produce economically. This results in our having to make substantial downward adjustments to our estimated proved reserves. When this occurs, or when our estimates of development costs increase, production data factors change or our exploration results deteriorate, accounting rules require us to write down, as a non-cash charge to earnings, the carrying value of our natural gas properties. CNX is required to perform impairment tests on our assets at least annually or whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable, indicate a potential impairment in the carrying value of goodwill or intangible assets as defined by GAAP, or whenever development plans change with respect to those assets. In the past CNX has had to record an impairment charge related to certain assets and CNX may incur impairment charges in the future, which could have an adverse effect on our results of operations in the period taken. There were no impairments for the years ended December 31, 2023, 2022 and 2021.

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

Deterioration in the economic conditions in any of the industries in which our customers and their customers operate, a domestic or worldwide financial downturn, or negative credit market conditions can have a material adverse effect on our liquidity, results of operations, business and financial condition that CNX cannot predict.

Economic conditions in a number of industries in which our customers and their customers operate, such as electric power generation, have experienced substantial deterioration in the past, resulting in reduced demand for natural gas. Renewed or continued weakness in the economic conditions of any of the industries CNX serves or that are served by our customers, or the increased focus by markets on carbon-neutrality or alternative energy sources, could adversely affect our business, financial condition, results of operation and liquidity in a number of ways. For example:

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

In addition, the repercussions of the coronavirus (COVID-19) pandemic, and the governments’ response thereto, materially and adversely impacted many businesses, industries and economies. For further detail regarding the risks to our business resulting from COVID-19 or a similar or separate pandemic, see the Risk Factor titled “Events beyond our control, including a global or domestic health crisis or global instability and actual and threatened geopolitical conflict, may result in unexpected adverse operating and financial results.”

Our hedging activities may prevent us from benefiting from price increases and may expose us to other risks.

To manage our exposure to fluctuations in the price of natural gas, CNX enters into hedging arrangements with respect to a portion of our expected production. As of January 5, 2024, CNX expects these transactions will represent approximately 434.2 Bcf of our estimated 2024 production at an average price of $2.53 per Mcf, 375.1 Bcf of our estimated 2025 production at an average price of $2.41 per Mcf, 339.0 Bcf of our estimated 2026 production at an average price of $2.53 per Mcf, and 216.2 Bcf of our estimated 2027 production at an average price of $3.35 per Mcf. To the extent that CNX engages in hedging activities, CNX may be prevented from realizing the near-term benefits of price increases above the levels of the hedges. If CNX chooses not to engage in or otherwise reduce our future use of hedging arrangements or is unable to engage in hedging arrangements due to lack of acceptable counterparties, CNX may be more adversely affected by declines in natural gas prices than our competitors who engage in hedging arrangements to a greater extent than CNX does. Increases or decreases in forward market prices could result in material unrealized (non-cash) losses or gains on commodity derivative instruments resulting in volatility in reported earnings. Future legislation regarding derivatives could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price risks associated with our business.

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

Negative public perception regarding our industry resulting from, among other things, operational incidents or concerns raised by advocacy groups, related to environmental, health, or community impacts has resulted in increased regulatory scrutiny, which has resulted in additional laws, regulations, guidelines and enforcement interpretations, at the federal and state level. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and an increased risk of litigation that may negatively impact our future financial results or our stock price. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the administrative process or in the courts. This could cause the permits CNX needs to conduct our operations to be withheld, delayed, or burdened by requirements that restrict our ability to profitably conduct our business.

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

Events beyond our control, including a global or domestic health crisis or global instability and actual and threatened geopolitical conflict, may result in unexpected adverse operating and financial results.

While CNX has not incurred significant disruptions to its operations during the past three fiscal years as a direct result of the COVID-19 pandemic or geopolitical conflict, including the ongoing war in Ukraine, the resulting global instability and any similar disruptions may materially and adversely affect, our business, operating and financial results and liquidity in the future. As the pandemic and global instability has significantly impacted economic activity and markets around the world, similar pandemics and conflicts could negatively impact our business in numerous ways, including, but not limited to, the following:

•our revenue may be reduced if there is a resulting economic downturn or recession, to the extent it leads to a prolonged decrease in the demand for or disruption in the global supply of natural gas and liquefied natural gas (LNG) and, to a lesser extent, NGLs and oil; and
•the operations of our midstream service providers, on whom CNX relies for the transmission, gathering and processing of a significant portion of our produced natural gas, NGLs, oil and condensate, and our other service providers and suppliers may be disrupted or suspended in response to containing the outbreak, geopolitical instability and/or the difficult economic environment may lead to the bankruptcy or closing of service providers, facilities and infrastructure or delays or disruptions in our supply chain, which may result in substantial discounts in the prices CNX receives for our produced natural gas, NGLs, oil and condensate or result in the shut-in of producing wells or the delay or discontinuance of development plans for our properties.

To the extent events were to adversely affect our business and financial results, it may also have the effect of heightening many of the other risks set forth in this Risk Factors section of this Form 10-K, such as those relating to our financial performance and debt obligations. Any of these disruptions or outcomes could have a material adverse effect on our business, operations, financial results and liquidity.

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

Additionally, increased governmental attention to ESG matters, including rules promulgated by the SEC, as well as state actions such as, for example, California’s Climate Corporate Data Accountability Act and its Climate-Related Financial Risk Act, may require the production and public reporting of additional data for investors’ evaluation of investment and voting decisions. This could lead to negative investor sentiment toward us and to the diversion of their investment away from the fossil fuel industry to other industries. Such diversion could have a negative impact on our stock price and our access to and costs of capital.

Risks Related to our Business Operations

Our dependence on third party pipeline and processing systems could adversely affect our operations and limit sales of our natural gas and NGLs as a result of disruptions, capacity constraints, proximity issues or decreases in availability of pipelines or other midstream facilities.

Although CNX owns midstream facilities, we also depend on third party facilities to gather, process and transport our natural gas to market. Reductions, limitations or disruptions (including force majeure events) in pipeline, gathering, or processing facility capacity could force us to reduce our production, reduce our sales or transportation of natural gas and/or NGLs or purchase higher cost replacement gas, negatively affecting our profitability, and causing our unit costs to increase. A significant portion of our natural gas is sold on or through two pipeline systems, Texas Eastern Transmission and Columbia Gas Transmission, which could experience capacity issues, operational disruptions and unexpected downtime, including from cyberattacks, with either no or little alternative transportation options available for our natural gas. Further, if pipeline quality standards change or we cannot meet applicable standards, we might be required to install additional processing equipment which could increase our costs. Pipelines could also curtail our flows until the natural gas delivered to their pipeline is in compliance with predetermined gas quality specifications. Any reduction in our production of natural gas or increase in our costs could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Our continuing investment in midstream infrastructure development and maintenance programs is intended, among other items, to connect our wells to other existing gathering and transmission pipelines and can involve significant risks, including those relating to timing, cost overruns and operational efficiency. Significant portions of our natural gas production are dependent on a small number of key compression and processing stations. An operational issue at any of those stations would materially impact our production, cash flow and results of operation.

Uncertainties exist in the estimation of economic recovery of natural gas reserves. Due to these uncertainties, estimates of revenues, operating and development costs and future profitability may prove to be inaccurate.

Natural gas reserves are economically recoverable when the revenue expected to be generated from the products sold exceeds their expected cost of development and production. Estimating reserves requires the use of assumptions concerning natural gas and liquid hydrocarbon prices, production levels, recoverable reserve quantities, production and ad valorem taxes and operating and development costs. For example, a significant amount of our natural gas reserves are identified as proved undeveloped reserves and may be more susceptible to positive or negative changes in reserve estimates than our proved developed reserves. Also, we make certain assumptions regarding natural gas and liquid hydrocarbon prices, production levels, production and ad valorem taxes and operating and development costs that may prove to be incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of our natural gas reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of natural gas reserves based on risk of recovery and estimates of the future net cash flows. The PV-10 measure of pre-tax discounted future net cash flows and the standardized measure of after-tax discounted future net cash flows from our proved reserves included within this Form 10-K are not necessarily the same as the current market value of our estimated natural gas reserves. Actual future net cash flows from our proved and unproved oil and natural gas properties may be affected by factors such as:

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

The timing of both our production and our incurrence of expenses in connection with the development and production of natural gas, NGLs and oil and/or condensate will affect the timing of actual future net cash flows from proved reserves and thus their actual present value. In addition, the prescribed 10% discount factor used when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. If natural gas prices decline by $0.10 per MMBtu, then the pre-tax present value using a 10% discount rate of our proved natural gas reserves as of December 31, 2023 would decrease from $4.2 billion to $4.0 billion.

Developing, producing and operating natural gas wells is subject to operating risks and hazards that could increase expenses, decrease our production levels and expose us to losses or liabilities that may not be fully covered under our insurance policies.

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

Our management team has specifically identified and scheduled certain locations as an estimation of our future multi-year development activities on our existing acreage which represent a significant part of our development strategy. Our ability to develop these locations may be dependent on a number of factors, including natural gas, NGL and oil prices, the availability and cost of capital, drilling, completions and production costs, obtaining required regulatory permits, the acquisition on acceptable terms of any leasehold interests we do not control but that are necessary to complete the drilling unit (including potentially through third-party swap transactions), availability of drilling services and equipment, drilling results, lease expirations for the failure to timely develop or otherwise, transportation constraints, regulatory and zoning approvals and other factors. Because of these uncertain factors, we do not know if the numerous development locations we have identified will ever be drilled. CNX may require significant additional capital over a prolonged period in order to pursue the development of these locations, and we may not be able to raise or generate the capital required to do so. Any development activities we are able to conduct on these locations may be unsuccessful, which may result in our inability to add additional proved reserves or may result in a downward revision of our estimated proved reserves, which could materially adversely affect our business and results of operations.

Our exploration and development projects and midstream development require substantial capital expenditures and are subject to regulatory, environmental, political, legal and economic risks and if CNX fails to generate sufficient cash flow, obtain required capital or financing on satisfactory terms or respond to regulatory and political developments, our natural gas reserves may decline, and our operations and financial results may suffer.

As part of our strategic determinations, CNX expects to continue to make substantial capital expenditures in the development and acquisition of natural gas reserves and the maintenance, purchase or construction of midstream systems. If CNX is unable to make sufficient or effective capital expenditures, we will be unable to maintain and grow our business. The gas gathering agreements that we have with third parties may impose obligations on us to invest capital in our midstream systems which are not fully protected against volumetric risks associated with lower-than-forecast volumes flowing through our gathering systems. If our customers fail to develop their properties in the areas covered by these acreage dedications, or otherwise sell, exchange, farm-out or otherwise dispose of all of, or an undivided interest in, the development of the dedicated acreage, the resulting decrease in the development of reserves by our midstream customers could result in reduced volumes serviced by us and a commensurate decline in revenues and cash flows.

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

Revenues may not increase immediately (or at all) upon the expenditure of funds on a particular project. There is no assurance that CNX will have sufficient cash from operations, borrowing capacity under our credit facilities, or the ability to raise additional funds in the capital markets to meet our capital requirements. Without sufficient capital, CNX could be required to curtail the pace of the development of our natural gas properties and midstream activities, which in turn could lead to a decline in our reserves and production, and could adversely affect our business, financial condition and results of operations.

CNX may not be able to obtain required personnel, services, equipment, parts and raw materials in a timely manner, in sufficient quantities or at reasonable costs to support our operations.

CNX relies on third-party contractors to provide key services and equipment for our operations. CNX contracts with third parties for well services, related equipment and qualified experienced field personnel to drill and complete wells, construct pipelines and conduct field operations. We also utilize third-party contractors to provide land acquisition and related services to support our land operational needs. The demand for these services, equipment and personnel can fluctuate significantly, often in correlation with natural gas and NGL prices, causing periodic shortages.

Historically, there have been shortages of drilling and work-over rigs, pipe, compressors and other equipment as demand for rigs and equipment has grown, along with the number of wells being drilled and/or completed. The costs and delivery times of equipment and supplies are substantially greater in periods of peak demand, including increased demand for plays outside of our area of geographic focus. Weather may also play a role with respect to the relative availability of certain materials.

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

Our future success depends to a large extent on the services of our and our service providers’ key employees. The loss of one or more of these individuals could materially adversely affect our business. Furthermore, competition for experienced technical and other professional personnel, as well as diverse candidates which bring with them valuable perspectives and experiences, remains strong. If CNX and our service providers cannot retain our current personnel or attract additional experienced personnel, our ability to compete could be adversely affected. Also, the loss of experienced personnel could lead to a loss of technical expertise. Continued service and equipment provider consolidation poses a potential risk to CNX of increasing the likelihood of key personnel turnover within our service providers. Service provider consolidation also poses the risk of individuals or equipment being relocated to another basin based on the service provider’s business plan.

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

Global politics can also create additional risk to CNX. This could lead to shortages in raw materials or finished goods which ultimately impact CNX’s pricing and availability. In addition, global transportation can be impacted which can affect CNX’s ability to receive material in a timely manner, while also increasing cost.

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

Further, our operations generate significant volumes of wastewater that must be treated, reused or disposed. This produced water or wastewater can be generated from various aspects of our operations, including from drilling fluids, completions activities and normal production over the life of the well, and are associated with all types of natural gas wells. A significant portion of this water can be recycled for use in other hydraulic fracturing operations. To the extent we must dispose of water rather than recycle it, our costs may increase, which will detrimentally affect our cash flows. We attempt to minimize the expense associated with the transportation of wastewater by optimizing the transportation between the sources of wastewater and locations where the wastewater can be reused or disposed. Various interruptions in our planned transportation of this wastewater, including operational issues and regulatory matters, could increase our operating costs, which would detrimentally affect our cash flows. The risk of pollution also exists while handling, transferring, storing, recycling and disposing wastewater and other wastes, as well as in development or production of a well.

Our inability to obtain sufficient amounts of water with respect to our Shale operations or to dispose of or recycle water and other wastes produced from our Shale and our CBM operations in an economically efficient manner, could increase our costs and delay our operations, which will adversely impact our cash flow and results of operations.

Failure to successfully replace our current natural gas reserves through economic development of our existing or acquired undeveloped assets or through acquisition of additional producing assets, would lead to a decline in our natural gas, NGL and oil production levels and reserves.

Producing natural gas and oil reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The rate of decline can change if production from our existing wells is different than what has been estimated, operating conditions change, or other circumstances arise that affect our ability to produce the wells. The ability to offset the declining production or natural gas reserves is dependent upon our success in efficiently developing and selling our current reserves and economically finding or acquiring additional economically recoverable reserves. CNX may not be able to develop, find or acquire additional economically recoverable reserves to replace our current and future production at acceptable costs, which would negatively impact our future cash flows and income.

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

As is common in the oil and natural gas industry, it is our practice when CNX acquires natural gas leases or interests not to conduct a comprehensive chain of title examination to the mineral interest. Prior to the drilling of a well, however, it is the normal practice in our industry for the operator to obtain a complete title review to ensure there are no obvious defects in title to the underlying property interest. As a result of such examinations, certain curative work may be required to correct defects in the marketability of the title and such curative work entails expense. Our inability to cure any title defects in a timely and cost-efficient manner may delay or prevent us from utilizing the associated mineral interest, which may adversely impact our ability in the future to increase production and reserves. The existence of a material title deficiency can render a lease worthless and can adversely affect our results of operations and financial position.

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

The EPA, in 2013, and under the Climate Action Plan, elected to regulate GHGs under the Clean Air Act (“CAA”) to limit emissions of CO2 from natural gas-fired power plants. In April 2017, the EPA announced that it was initiating a review of the Clean Power Plan consistent with President Trump’s Executive Order 13783, and in October 2017 published a proposed rule to formally repeal the Clean Power Plan. On August 20, 2018, the EPA issued the proposed “Affordable Clean Energy Rule.” On June 19, 2019, the EPA issued the final Affordable Clean Energy Rule, replacing the Clean Power Plan. The

Affordable Clean Energy Rule was vacated by the United States Court of Appeals for the D.C. Circuit on the last day of the Trump administration in January 2021. Accordingly, the Biden administration is taking a different direction than the Trump administration regarding these regulatory actions. For example, the Biden administration re-entered the United States in the Paris Climate Accord, and the EPA adopted a new Climate Adaptation Action Plan in October of 2021. Additionally, in 2022, President Biden signed the Inflation Reduction Act (IRA) which could accelerate the transition to a lower carbon economy. The IRA provides incentives for the development of renewable energy, clean hydrogen, clean fuels and supporting infrastructure and carbon capture and sequestration. In addition, the IRA amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in natural gas production and gathering. The methane emissions charge would be imposed on emissions above specified limits and would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. The methane charge and the incentives for renewable energy infrastructure development could impose additional costs on our operations and further accelerate the transition of the economy away from the use of natural gas towards lower- or zero-carbon emissions alternatives. This could decrease demand for natural gas and consequently adversely affect our business and results of operations.

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

The EPA has also adopted, changed and amended rules to control volatile organic compound emissions from certain oil and natural gas equipment and operations as part of its initiative to reduce methane emissions. In response to subsequent judicial involvement, the EPA issued a proposed rule in July 2017 that would stay the methane rule for two years (which rule was vacated by the United States Court of Appeals for the D.C. Circuit). Thereafter in September 2018, the EPA proposed revisions to the 2016 New Source Performance Standards for the oil and natural gas industry. Additional revisions were proposed in August 2019, August 2020 and November 2021. As these proposed rules and any replacements or updates thereto are adopted, changed, rescinded or modified, these rules may result in increased costs for permitting, equipping, and monitoring methane emissions or otherwise restrict operations or increase the costs thereof.

Additionally, some states have issued mandates to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and potential cap-and-trade programs. For example, Pennsylvania has taken steps to bring Pennsylvania into an eleven -state consortium of Northeastern and Mid-Atlantic States - the Regional Greenhouse Gas Initiative (RGGI) -- that sets price and declining limits on CO2 emissions from power plants. In December 2021, the Pennsylvania Attorney General approved a proposed regulation which would allow Pennsylvania to join RGGI; however, the Pennsylvania General Assembly issued a concurrent regulatory review resolution process disapproving the proposed regulation. The regulation has been subject to challenges pending in Pennsylvania appellate courts, with one of Pennsylvania’s intermediate appellate courts ruling in November 2023 against the regulation as an improperly imposed tax in violation of the Pennsylvania Constitution. Most of these types of programs require major sources of emissions or major producers of fuels to acquire and subsequently surrender emission allowances, with the number of allowances available being reduced each year until a target goal is achieved. The cost of these allowances could increase over time. While new laws and regulations that are aimed at reducing GHG emissions will increase demand for natural gas, they may also result in increased costs for permitting, equipping, monitoring and reporting GHGs associated with natural gas production and use.

In addition, spurred by increasing concerns regarding climate change, the oil and natural gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. Environmental, social and governance (ESG) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and stakeholders across the industry.

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

CNX is subject to various stringent federal, state, and local laws and regulations relating to the discharge of materials into, and protection of, the environment. These laws and regulations may impose numerous obligations that are applicable to us and our customers’ operations. Failure to comply with these laws, regulations and related permit requirements may result in joint and several or strict liability or the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and/or the issuance of injunctions limiting or preventing some or all of our operations. Private parties, including the owners of the properties through which CNX’s gathering systems pass, and some local municipalities may also have the right to pursue legal actions to enforce compliance, challenge governmental actions, as well as seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. CNX may not be able to recover all or any of these costs from insurance. There is no assurance that changes in or additions to regulations and public policies regarding enforcement and the protection of the environment will not have a significant impact on our operations and profitability.

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

CNX utilizes pipelines extensively for its operations. Stream encroachment and crossing permits from the states in which we operate and/or the Army Corps of Engineers (ACOE) are often required for the location of or certain impacts these pipelines cause to streams and wetlands. The EPA and the ACOE have developed a rule that revised the definition of “waters of the United States” under the Clean Water Act. The EPA moved forward with the first step on December 11, 2018, when it issued a proposed, revised rule which would replace a prior 2015 rule with pre-2015 regulations, and which narrowed language defining “waters of the United States” under the Clean Water Act that existed prior to that time. In September 2019, the EPA and the ACOE announced that the agencies were repealing the 2015 rule. This second step was a notice-and-comment rulemaking in which federal agencies conducted a substantive reevaluation of such definition. On June 22, 2020, the Navigable Waters Protection Rule became effective. On June 9, 2021, the EPA announced its intent to revise the rule again. On August 4, 2021, the EPA and ACOE announced a rulemaking process to revise the definition of “waters of the United States.” On December 30, 2022, the EPA and ACOE announced a final rule for a “Revised Definition of ‘Waters of the United States’” which will be effective sixty days after publication in the Federal Register. On January 18, 2023, the EPA and ACOE published the final rule, which became effective on March 20, 2023. While CNX cannot at this time predict how this rule will be enforced by the Biden administration, such rulemaking, its enforcement, and future revisions to, or replacement of, the rulemaking could lead to additional mitigation costs and severely limit CNX’s operations.

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

For example, currently CNX’s gathering operations are exempt from regulation by the FERC under the Natural Gas Act (NGA). Although the FERC has not made any formal determinations with respect to any of our gathering facilities, CNX believes that the natural gas pipelines in our midstream systems meet the traditional tests the FERC has used to establish that a natural gas pipeline is a gathering pipeline not subject to the FERC jurisdiction. However, this issue has been the subject of substantial litigation, and if the FERC were to consider the status of an individual facility and determine that it is not exempt from FERC regulation under the NGA, the rates for, and terms and conditions of, services provided by such facility would become subject to regulation by the FERC. Such regulation could decrease revenue, increase operating costs, and depending upon the facility in question, could adversely affect results of operations and cash flows.

Additionally, some states have adopted more stringent regulation and oversight of natural gas gathering lines than is currently required by federal standards. Pennsylvania, under Act 127 of 2011, authorized Public Utility Commission (PUC) to oversee Class I gathering lines, and required standards and fees for Class II and Class III pipelines. The State of Ohio also moved to regulate natural gas gathering lines in a similar manner pursuant to Ohio Senate Bill 315 (SB315). SB315 expanded the Ohio PUC’s authority over rural natural gas gathering lines. These changes in interpretation and regulation affect our midstream activities, requiring changes in reporting, as well as increased costs. Various judicial decisions that may directly or indirectly impact natural gas drilling could also serve to increase our cost of doing business or restrict our operations.

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

CNX may incur significant costs and liabilities as a result of pipeline operations and/or increases in the regulation of natural gas pipelines and midstream facilities.

The Pipeline and Hazardous Materials Safety Administration (PHMSA) has adopted safety, transportation and operational regulations applicable to pipeline operators. Should our operations fail to comply with PHMSA or comparable state regulations, CNX could be subject to substantial penalties and fines. In October 2019, PHMSA issued a final rule, effective July 2020, regarding hazardous pipeline safety regulations that significantly extends the integrity management requirements to previously exempt pipelines and imposes additional obligations on hazardous liquid pipeline operators that are already subject to the integrity management requirements. A further amendment of the rule addressing, among other things, integrity management provisions, pipeline corrosion control requirements, and addressing repair criteria for high consequent and non-high consequence areas became effective May 5, 2023.

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

Any passage of future legislation or any other changes in U.S. federal or state income tax laws that would eliminate or postpone certain tax deductions that are currently available with respect to natural gas exploration and development could negatively affect our financial condition and results of operations. For example, previous tax law legislation decreased the regular U.S. federal income tax rate, limited the ability of corporations to take certain interest deductions, increased the limitation on deductibility of executive compensation, and eliminated a corporation’s ability to take deductions for income attributable to domestic production activities.

Additionally, legislation has been proposed from time to time in the states in which we operate - primarily Pennsylvania, Ohio, Virginia and West Virginia - that would impose additional taxes or increase taxes on the production from our wells. The proposed tax rates have varied but would represent a greater financial burden on the economics of the wells we drill in these states. Such changes in the rates of existing production taxes could adversely impact our earnings, capital allocation, cash flows and financial position.

Our future tax liability may be greater than expected if our net operating loss (“NOL”) carryforwards are limited, CNX does not generate expected deductions, or tax authorities challenge certain of our tax positions.

As of December 31, 2023, CNX has U.S. federal and state NOL carryforwards of $0.8 billion and $1.6 billion, respectively, some of which expire at various dates from 2024 to 2041 while others have no expiration date. CNX expects to be able to utilize these NOL carryforwards and generate deductions to offset our future taxable income. This expectation is based upon assumptions we have made regarding, among other things, our income, capital expenditures and net working capital and the current expectation that our NOL carryforwards will not become subject to future limitations under Section 382 of the Internal Revenue Code of 1986 or otherwise. Additionally, any significant variance in our interpretation of current income tax laws, including as result of the release of any Treasury Regulations or other interpretive guidance or a challenge of one or more of our tax positions by the IRS or other tax authorities could affect our tax position. While CNX expects to be able to utilize our NOL carryforwards and generate deductions to offset our future taxable income, in the event that deductions are not generated as expected, one or more of our tax positions are successfully challenged by the IRS (in a tax audit or otherwise), or our NOL carryforwards are subject to future limitations, our future tax liability may be greater than expected.

We may be unable to qualify for existing federal and state level environmental attribute credits and new markets for environmental attributes are currently volatile, and otherwise may not develop as quickly or efficiently as we anticipate or at all.

We expect environmental attributes (including but not limited to carbon credits, air quality credits, renewable or alternative energy credits, alternate energy credits, methane capture credits, methane performance certificates, emission reductions, differentiated energy attribute tokens, offsets and/or allowances) to continue to grow as a source of future revenue. These new markets are volatile and have significant risk associated with current market conditions. We have limited experience in marketing and selling environmental attributes and as such, our ability to sell environmental attributes or credits is currently dependent on third parties to market them on our behalf. Furthermore, there can be no assurance that our environmental attributes will generate significant revenue, as pricing continues to be volatile and program qualification requirements can change. Additionally, the value of environmental attributes may fluctuate based on the quantities and types of environmental attributes we sell and the associated revenue can vary depending on a number of factors, including the market for these credits, changes to the various voluntary or compliance programs under which the credits are generated and sold, and our ability to strictly comply with the programs under which the attributes can be sold. CNX also does not have control over the availability of environmental attributes, competition for those attributes, markets for those attributes, or pricing and other terms related to such attributes. The value of environmental attributes may also be adversely affected by legislative, agency, or judicial determinations. These and other factors could impact our future results of operations and cash flows.

CNX and its subsidiaries are subject to various legal proceedings and investigations, which may have an adverse effect on our business.

CNX is party to a number of legal proceedings and, from time to time, investigations, in the normal course of business activities. Responding to investigations or defending these actions, especially purported class actions, can be costly and can distract management. For example, CNX is a party to four climate change lawsuits being pursued by communities against fossil fuel producers relating to climate change, which are beginning to gain prevalence in the courts. There is also the possibility that CNX may become involved in future investigations or suits regarding its business activities. There is the potential that the costs of defending litigation in an individual matter or the aggregation of many matters could have an adverse effect on our cash flows, results of operations or financial position. See Note 20 – Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of pending legal proceedings.

Financing, Investment and Indebtedness Risks

Our current long-term debt obligations, and the terms of the agreements that govern that debt and the risks associated therewith, could adversely affect our business, financial condition, liquidity and results of operations.

As of December 31, 2023, CNX’s total long-term indebtedness was approximately $2.2 billion, excluding unamortized debt issuance costs, of which approximately (i) $500 million was under our 7.375% Senior Notes due 2031 less $5 million of unamortized discount, (ii) $500 million of 6.00% Senior Notes due 2029, (iii) $400 million of 4.75% Senior Notes due 2030 issued by our midstream business, less $4 million of unamortized bond discount (CNX is not a guarantor of these notes), (iv) $350 million of 7.25% Senior Notes due 2027 plus $2 million of unamortized bond premium, (v) $331 million of 2.25% Convertible Senior Notes due 2026 less $5 million of unamortized discount and issuance cost, (vi) $105 million in outstanding borrowings under our midstream revolver (CNX is not a guarantor of this revolving credit facility), and (vii) $52 million in outstanding borrowings under our senior secured credit facility (the “Credit Facility”). The degree to which CNX is leveraged could have important consequences, including, but not limited to:

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

Our senior secured revolving credit facility and the indentures governing certain of our Senior Notes limit the incurrence of additional indebtedness unless specified tests or exceptions are met, subject our operations to compliance with certain financial covenants on a quarterly basis, and impose a number of restrictions upon us, such as restrictions on granting liens on our assets, making investments, paying dividends, stock repurchases, selling assets and engaging in acquisitions. Failure to comply with these covenants could result in an event of default that, if not cured or waived, could materially adversely affect us. Further, CNX Midstream Partners LP’s (CNXM) existing $600 million revolving credit facility and $400 million of 4.75% Senior Notes, neither of which are guaranteed by CNX, subjects CNXM to similar financial and/or other restrictive covenants and other restrictions.

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

Our borrowing base under our senior secured revolving credit facility could decrease for a variety of reasons including lower natural gas prices, declines in natural gas reserves, asset sales and lending requirements or regulations. Significant reductions in our borrowing base below $2.3 billion could materially adversely affect our results of operations, financial condition and liquidity.

Our ability to borrow and have letters of credit issued under our $1.4 billion senior secured revolving credit facility is generally limited to a borrowing base. Our borrowing base is determined by the required number of lenders in good faith calculating a loan value of the Company’s proved natural gas reserves. The borrowing base under our senior secured revolving credit facility is currently $2.3 billion. Our borrowing base is redetermined by the lenders twice per year, and the next scheduled borrowing base redetermination is expected to occur in the Spring of 2024. The various matters which we describe in other risk factors that can decrease our proved natural gas reserves including lower natural gas prices, operating difficulties and failure to replace our proved reserves could also decrease our borrowing base. Our borrowing base could also decrease as a result of new lending requirements or regulations or the issuance of new indebtedness. If our borrowing base declined significantly below $2.3 billion, CNX may be unable to implement our development plans, make acquisitions or otherwise execute our business plan which could materially adversely affect our financial condition and results of operations. CNX also could be required to repay any outstanding indebtedness in excess of the redetermined borrowing base. CNX could face substantial liquidity problems, might not be able to access the equity or debt capital markets and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. CNX may not be able to consummate those sales or to obtain the proceeds which CNX could realize from them, and those proceeds may not be adequate to meet any debt service obligations then due.

The capped call transactions may affect the value of the Convertible Notes and our common stock, and subject CNX to counterparty performance risk.

Concurrently with the pricing of the Convertible Notes, CNX entered into capped call transactions with certain financial institutions, which are expected generally to reduce the potential dilution to our common stock upon any conversion of the Convertible Notes and/or offset any potential cash payments CNX is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with establishing their initial hedges of the capped call transactions, these financial institutions or their respective affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock, and they may modify their hedge positions by entering into or unwinding various derivatives and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of Convertible Notes). Further, CNX will be subject to the unsecured risk that the financial institutions might default under the capped call transactions. If a counterparty becomes subject to insolvency proceedings with respect to such counterparty’s obligations under the relevant capped call transaction, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be positively correlated to the increase in the market price and in the volatility of our common stock.

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

Noteholders may, subject to a limited exception, require us to repurchase their Convertible Notes following a fundamental change (as defined in the indenture) at a cash repurchase price generally equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, CNX will satisfy part or all of our conversion obligation in cash unless CNX elects to settle conversions solely in shares of our common stock. CNX may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Convertible Notes or pay the cash amounts due upon conversion.

Our failure to repurchase the Convertible Notes or to pay the cash amounts due upon conversion when required would constitute a default under the indenture. A default under the indenture or the occurrence of the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. CNX may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes. The occurrence of any of these events as a result of our inability to satisfy our obligations under the Convertible Notes could also negatively affect our reputation and affect the trading price of our common stock.

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

CNX does not completely control the timing of any divestitures that CNX may engage in, and they may not provide anticipated benefits. Additionally, CNX may be unable to acquire additional properties in the future and any acquired properties may not provide the anticipated benefits.

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

In the future, CNX may make acquisitions of assets or businesses that complement or expand our current business. No assurance can be given that CNX will be able to identify suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire the identified targets. The success of any completed acquisition will depend on our ability to effectively integrate the acquired business into our existing operations and to identify and appropriately manage any liabilities assumed as part of the acquisition. The process of integrating acquired businesses or assets may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. Our failure to make acquisitions in the future and successfully integrate the acquired businesses or assets into our existing operations could materially adversely affect our financial condition and results of operations.

There is no guarantee that CNX will continue to repurchase shares of our common stock under our current or any future share repurchase program at levels undertaken previously or at all. Any determinations to repurchase shares of our common stock will be at the discretion of our board of directors based upon a review of all relevant considerations.

CNX currently has a repurchase program in place authorized by our board of directors, which is not subject to an expiration date, and for which $1.1 billion remains available for repurchases as of February 6, 2024. The repurchase program does not require us to acquire any specific number of shares. Our board of directors determination to repurchase shares of our common stock will depend upon market conditions, applicable legal requirements, contractual obligations and other factors that the board of directors deems relevant. Based on an evaluation of these factors, our board of directors may determine not to repurchase shares or to repurchase shares at reduced levels from those anticipated by our shareholders See Note 5 – Stock Repurchase in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

CNX may operate a portion of our business with one or more joint venture partners or in circumstances where CNX is not the operator, which may restrict our operational and corporate flexibility.

As is common in the natural gas industry, CNX may operate one or more of our properties with a joint venture partner, or contract with a third-party to control operations. These relationships could require us to share operational and other control, such that CNX may no longer have the flexibility to control completely the development and operation of these properties. If CNX does not timely meet our financial commitments in such circumstances, our rights to participate may be adversely affected. If a joint venture partner is unable or fails to pay its portion of development costs or if a third-party operator does not operate in accordance with our expectations, our costs of operations could be increased. CNX could also incur liability as a result of actions taken or not taken by a joint venture partner or third-party operator. Disputes between us and the other party may result in litigation or arbitration that would increase our expenses, delay or terminate projects and distract our officers and directors from focusing their time and effort on our business.

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

Pursuant to the Separation and Distribution Agreement and certain other agreements with CONSOL Energy, CNX and CONSOL Energy have agreed to indemnify the other for certain liabilities in each case for uncapped amounts. We remain liable as a guarantor on certain liabilities that were assumed by CONSOL Energy in connection with the separation. The estimated value of these guarantees was approximately $114 million as of December 31, 2023. Although CONSOL Energy agreed to indemnify us to the extent that we are called upon to pay any of these liabilities, there is no assurance that CONSOL Energy will satisfy its obligations to indemnify us in these situations.

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

Cyber-incidents, including cybersecurity incidents, data misuse and ransomware attacks, continue to proliferate and become more sophisticated, and could significantly affect us, third party operators on whom we depend, or the operations of our customers and business partners, as well as impact general economic conditions, consumer confidence and spending and market liquidity. Strategic targets, including energy-related assets, may be at greater risk of future incidents than other targets in the United States. A cyber incident could result in information theft, data corruption, operational disruption, including environmental and safety issues resulting from a loss of control of field equipment and assets, and/or financial loss. Consequently, it is possible that any of these occurrences, or a combination of them, could materially adversely affect our business, financial condition and impact our production. Our insurance may not protect us against all such occurrences.

The natural gas industry, and our business partners have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, and third-party risk management and oversight to operate our businesses, process and record financial and operating data, market our natural gas, arrange transportation, communicate with our employees and business partners, analyze geologic and operational information, estimate quantities of natural gas reserves, monitor and control our field equipment and assets and perform other activities related to our businesses. Our business partners, including vendors, service providers and financial institutions, are also dependent on digital technology.

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

•A cyber-incident affecting an interstate pipeline company could result in an inability to deliver our natural gas to certain markets;
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

Cyber-attacks continue to evolve in frequency and complexity. While no industry is immune, industrial networks have come under increased targeted attacks recently (such as, Colonial Pipeline and JBS Foods Group). This has led to increased scrutiny by cyber insurance carriers. As a result, securing a policy with sufficient protection has become more challenging. Our ability to obtain insurance to mitigate the financial impact of cyber incidents may be challenged by the future prevalence and nature of incidences experienced by companies and insurance markets willingness to underwrite this risk.

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

ITEM 1B.Unresolved Staff Comments

None.

ITEM 1C.    Cybersecurity

Overview

CNX maintains a comprehensive cybersecurity program that aims to provide a robust, dynamic, and secure environment that protects the confidentiality, integrity, and availability of data required by our business to be stored, analyzed, transported, and/or processed. The Company has implemented various internal and external controls and processes, including appropriate internal risk assessment and policy implementation, incorporating a risk-based cybersecurity framework to monitor and mitigate security threats and other strategies to increase security for our information, facilities, and infrastructure.

Risk Management and Strategy

The Company recognizes the risk that cybersecurity threats pose to our operations, and cybersecurity is an integral component of our overall risk management strategy. We have adopted the U.S. Department of Commerce’s National Institute of Standards and Technology (NIST) Cybersecurity Framework (the Framework) to guide our cybersecurity program. Developed in 2013, the Framework is a voluntary set of standards, guidelines, and best practices designed to help organizations better manage cybersecurity risks. CNX’s cybersecurity team consists of certain of our executive officers as well as dedicated cybersecurity personnel – including without limitation, our Chief Information Officer (CIO), Director of Cybersecurity, and multiple cybersecurity engineers. The cybersecurity team, led by professionals with deep cybersecurity expertise across multiple industries, takes a cross-functional approach to addressing these risks and engages in discussions with the Board of Directors (The Board) and our executive management team accordingly on an as-needed basis.

We have developed a written incident response plan (IRP) that delineates the procedures to be followed for handling a variety of cybersecurity incidents; categorizes potential cybersecurity incidents and the required timeframe for reporting each; establishes cybersecurity incident response levels; provides for the conducting of legally privileged investigations to enable us to meet applicable legal obligations, including possible notification requirements; and outlines the roles and responsibilities for various personnel in the event of a cybersecurity incident.

We have also established a vulnerability management program to address the identification, prioritization, and remediation of potential cybersecurity vulnerabilities. These procedures allocate responsibility among various members of our cybersecurity team to detect vulnerabilities, assess their urgency, backup appropriate systems, and prioritize, select, test, and verify remediation methods. We hold weekly and monthly vulnerability management meetings with our internal technical and business partners and regularly review these procedures to ensure that this vulnerability management program continues to be effective.

Third parties also play a role in the Company’s comprehensive approach to cybersecurity and its associated risk management framework. CNX leverages substantial technological tools and partners to augment and enable the efforts of its internal cybersecurity team. Separately, management and oversight of the risks from cybersecurity threats associated with our engagement of third-party service providers is currently included in our internal auditing procedures, however, we have plans to further mature these procedures in the current fiscal year.

Governance

The Board, in coordination with the ESCR Committee, is responsible for the oversight of risks from cybersecurity threats. The responsibilities of the ESCR Committee include overseeing policies and management systems for cybersecurity matters and reviewing CNX’s strategy, objectives, and policies relative to cybersecurity. In addition, the Board and the ESCR Committee receive regular presentations and reports on cybersecurity risks that address a wide range of topics, including recent developments, personnel changes, discussion of testing and vulnerability assessment efforts, technological trends or tools, third party updates, and regulatory standards. The CNX IRP calls for prompt and timely direct notifications and updates to the Board (or its committees) as necessary in connection with any cybersecurity incidents that may occur. On a periodic basis, the Board and the ESCR Committee discuss our approach to cybersecurity with our CIO and Director of Cybersecurity.

Management’s role in assessing and managing our material risks from cybersecurity threats, as well as making final materiality determinations and disclosures and other compliance decisions, is documented in the CNX IRP, and our processes for identifying, prioritizing, and remediating vulnerabilities are documented via the Company’s vulnerability management program procedures. In connection with and pursuant to the IRP, our dedicated incident response team works collaboratively across CNX to carry out a program that has been designed to protect our information system from cybersecurity threats, assess and manage risks arising from any such threats, and to promptly respond to potential cybersecurity incidents.

To date, there have been no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, which have materially affected, or have been reasonably likely to materially affect, the Company, including our business strategy, results of operations or financial condition. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While CNX maintains cybersecurity insurance, the costs related to cybersecurity threats or incidents may not be fully insured. For more information on our cybersecurity related risks, see Item 1A. Risk Factors of this Annual Report on Form 10-K.

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

As of December 31, 2023, there were 84 holders of record of our common stock.

The following performance graph compares the yearly percentage change in the cumulative total shareholder return on the common stock of CNX to the cumulative shareholder return for the same period of a peer group and the Standard & Poor's 500 Stock Index. The current peer group is comprised of CNX, Antero Resources Corporation, Chesapeake Energy Corporation, EQT Corporation, Gulfport Energy Corporation, Range Resources Corporation and Southwestern Energy Co. The graph assumes that the value of the investment in CNX common stock and each index was $100 at December 31, 2018. The graph also assumes that all dividends were reinvested and that the investments were held through December 31, 2023.

	2018	2019	2020	2021	2022	2023
CNX Resources Corporation	100.0	77.5	94.6	120.4	147.4	175.2
Peer Group	100.0	52.5	57.4	128.4	191.9	197.4
S&P 500 Stock Index	100.0	128.9	149.9	190.2	153.3	190.4

Cumulative Total Shareholder Return Among CNX Resources Corporation, Peer Group and S&P 500 Stock Index

Stock Performance Graph
250.0
200.0
150.0
100.0
50.0
0.0
2018
2019
2020
2021
2022
2023
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

The Company's Credit Facility currently limits CNX's ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's net leverage ratio exceeds 3.00 to 1.00 and is subject to availability under the Credit Facility of at least 20% of the aggregate commitments and there being no borrowing base deficiency. The Credit Facility does not permit such dividend payments when an event of default has occurred and is continuing. The indentures to the 7.25% Senior Notes due March 2027, the 6.00% Senior Notes due January 2029, and the 7.375% Senior Notes due January 2031 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults under the Company’s Credit Facility or Notes in the year ended December 31, 2023.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our common stock during the three months ended December 31, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (000's omitted)
October 1, 2023- October 31, 2023	2,078,116	$22.33	2,077,174	$1,194,118
November 1, 2023- November 30, 2023	1,553,205	$21.25	1,553,205	$1,161,119
December 1, 2023- December 31, 2023	1,643,117	$20.08	1,643,117	$1,128,119
Total	5,274,438		5,273,496

(1) Includes shares withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(2) Shares repurchased as part of the Company's current $2,900 million share repurchase program authorized by the Board of Directors, which is not subject to an expiration date. See Note 5 – Stock Repurchase in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
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

General

CNX continually monitors factors that could cause actual results of operations to differ from historical results or current expectations. Examples include global events such as the conflict between Russia and Ukraine and the announcement by the Organization of the Petroleum Exporting Countries (OPEC) to extend production cuts through the first quarter of 2024, both of which have had an impact on global commodity prices. These and other factors could affect the Company’s operations, earnings and cash flows for any period and could cause such results to not be comparable to those of the same period in previous years. The results presented in this Form 10-K are not necessarily indicative of future operating results.

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

Inflation

Heightened levels of inflation, primarily related to steel, diesel fuel and labor, continue to present risk for CNX and the broader natural gas industry. If inflation continues at its current levels or increases further for any extended period of time, and CNX is unable to successfully mitigate the impact, our costs could increase further, thus having a greater impact on our financial position. Rising interest rates increased our costs on borrowings under our Credit Facility in 2023, but it is currently anticipated that the Federal Reserve will make cuts to relevant interest rates in 2024. CNX remains committed to our ongoing efforts to increase the efficiency of our operations and improve costs, which may, in part, offset any additional cost increases from inflation.

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

For the year ended December 31, 2023, CNX had $41 million of sales of environmental attributes which includes items such as (but is not limited to): carbon credits, air quality credits, renewable or alternative energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances. These sales are included as part of Other Revenue and Operating Income in the Other Segment. For the year ended December 31, 2023, CNX incurred $7 million of environmental attribute fees which represent costs related to the sale of environmental attributes and are included in Other Operating Expense in the Other Segment.

On December 15, 2023, citing delays and increasing uncertainty over implementation rules guiding the use of the 45V hydrogen production tax credit provisions of the Inflation Reduction Act (IRA) and an inability to reach final commercial terms with project developers, CNX announced it had ended coordination with the Adams Fork project. The Company continues to evaluate several viable alternative sites in southern West Virginia for clean hydrogen projects.

The Company remains committed to supporting the Appalachian Regional Clean Hydrogen Hub (ARCH2) via use of its local, low cost, low carbon intensity feedstock, which is ideal for affordable, clean hydrogen production in historically disadvantaged energy communities across Appalachia. CNX's final investment decision remains contingent upon the future issuance of tax credit guidance that unambiguously supports low carbon intensity feedstock projects that will facilitate development of the regional clean hydrogen hubs, including ARCH2.

2023 Highlights:

•Proved developed reserves of 6.0 Tcfe.
•Total sales volumes of 560.4 Bcfe.
•Shale sales volumes of 519.5 Bcfe.
•Repurchased 17.6 million shares of CNX common stock for $322 million on the open market.

2024 Outlook:

•Our 2024 annual sales volumes are expected to be approximately 570-590 Bcfe (This includes approximately 15-18 Bcfe of CMM. See New Technologies section in “Item 1. Business” of this Form 10-K for additional information).
•Our 2024 capital expenditures are expected to be approximately $575-$625 million.
•Our 2024 sales of environmental attributes, net of corresponding fees, are expected to be approximately $75 million. However, our ability to sell environmental attributes can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in "Item 1A. Risk Factors" of this Form 10-K.

Results of Operations:
The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of the year ended December 31, 2023 to the year ended December 31, 2022. A similar discussion and analysis that compares year ended December 31, 2022 to the fiscal year ended December 31, 2021 is omitted from this Form 10-K and may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Form 10-K for the year ended December 31, 2022, which is incorporated herein by reference.
Net Income (Loss)
CNX reported net income of $1,721 million, or earnings per diluted share of $8.99, for the year ended December 31, 2023, compared to a net loss of $142 million, or a loss per diluted share of $0.75, for the year ended December 31, 2022.

Included in earnings for the year ended December 31, 2023 was an unrealized gain on commodity derivative instruments of $1,765 million and a net gain on asset sales and abandonments of $132 million. Included in the loss for the year ended December 31, 2022 was an unrealized loss on commodity derivative instruments of $851 million and a net gain on asset sales and abandonments of $9 million. See Note 4 – Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information related to the gain on asset sales and abandonments.

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

Non-GAAP Financial Measures Reconciliation

	For the Years Ended December 31,
(Dollars in millions)	2023	2022
Total Revenue and Other Operating Income	$3,435	$1,261
(Deduct) Add:
Purchased Gas Revenue	(75)	(186)
(Gain) Loss on Commodity Derivative Instruments	(1,765)	851
Other Revenue and Operating Income	(130)	(87)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$1,465	$1,839

Total Operating Expense	$1,192	$1,321
(Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(14)	(13)
Exploration and Production Related Other Costs	(10)	(8)
Purchased Gas Costs	(70)	(185)
Selling, General and Administrative Costs	(125)	(122)
Other Operating Expense	(80)	(63)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$893	$930
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

	For the Years Ended December 31,
	2023		2022		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		560.4		580.2		(19.8)

Natural Gas, NGL and Oil Revenue	$1,302	$2.29	$3,652	$6.52	$(2,350)	$(4.23)
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement	163	0.32	(1,813)	(3.35)	1,976	3.67
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	1,465	2.61	1,839	3.17	(374)	(0.56)
Lease Operating Expense	63	0.11	67	0.11	(4)	—
Production, Ad Valorem, and Other Fees	28	0.05	45	0.08	(17)	(0.03)
Transportation, Gathering and Compression	382	0.68	370	0.64	12	0.04
Depreciation, Depletion and Amortization (DD&A)	420	0.75	448	0.77	(28)	(0.02)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	893	1.59	930	1.60	(37)	(0.01)
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$572	$1.02	$909	$1.57	$(337)	$(0.55)
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 19.8 Bcfe decrease in volumes in the period-to period comparison was primarily due to various operational delays and challenges that occurred in 2022 which impacted current period production due to the timing of wells being turned-in-line. The remaining variance is primarily due to normal production declines offset, in part, by an increase in NGL sales volume from new wells turned-in-line and an increase in ethane recoveries.

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

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Years Ended December 31,
in thousands (unless noted)	2023	2022	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	44,461	37,997	6,464	17.0%
Sales Volume (Mbbls)	7,410	6,333	1,077	17.0%
Gross Price ($/Bbl)	$21.24	$38.16	$(16.92)	(44.3)%
Gross NGL Revenue	$157,573	$241,535	$(83,962)	(34.8)%

Oil/Condensate:
Sales Volume (MMcfe)	1,236	1,476	(240)	(16.3)%
Sales Volume (Mbbls)	206	246	(40)	(16.3)%
Gross Price ($/Bbl)	$65.88	$81.90	$(16.02)	(19.6)%
Gross Oil/Condensate Revenue	$13,577	$20,155	$(6,578)	(32.6)%

GAS
Sales Volume (MMcf)	514,669	540,696	(26,027)	(4.8)%
Sales Price ($/Mcf)	$2.20	$6.27	$(4.07)	(64.9)%
Gross Gas Revenue	$1,131,068	$3,390,422	$(2,259,354)	(66.6)%

Hedging Impact ($/Mcf)	$0.32	$(3.35)	$3.67	109.6%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement	$163,026	$(1,812,777)	$1,975,803	109.0%

The decrease in gross revenue was primarily the result of the $4.07 per Mcf decrease in natural gas prices, when excluding the impact of hedging, the $16.92 per Bbl decrease in NGL prices, and the 19.8 Bcfe decrease in sales volume. These decreases were offset, in-part, by the impact of the change in the gain (loss) on commodity derivative instruments - cash settlement related to the Company's hedging program.

SEGMENT ANALYSIS for the year ended December 31, 2023 compared to the year ended December 31, 2022:

	For the Year Ended				Difference to Year Ended
	December 31, 2023				December 31, 2022
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$1,170	$131	$1	$1,302	$(2,165)	$(184)	$(1)	$(2,350)
Gain on Commodity Derivative Instruments	151	12	1,765	1,928	1,824	151	2,617	4,592
Purchased Gas Revenue	—	—	75	75	—	—	(111)	(111)
Other Revenue and Operating Income	67	—	63	130	(2)	—	45	43
Total Revenue and Other Operating Income	1,388	143	1,904	3,435	(343)	(33)	2,550	2,174
Lease Operating Expense	44	19	—	63	(6)	2	—	(4)
Production, Ad Valorem, and Other Fees	21	7	—	28	(12)	(5)	—	(17)
Transportation, Gathering and Compression	316	66	—	382	(3)	17	(2)	12
Depreciation, Depletion and Amortization	365	50	19	434	(24)	(4)	1	(27)
Exploration and Production Related Other Costs	—	—	10	10	—	—	2	2
Purchased Gas Costs	—	—	70	70	—	—	(115)	(115)
Selling, General and Administrative Costs	—	—	125	125	—	—	3	3
Other Operating Expense	—	—	80	80	—	—	17	17
Total Operating Costs and Expenses	746	142	304	1,192	(45)	10	(94)	(129)
Other Expense	—	—	9	9	—	—	(1)	(1)
Gain on Asset Sales and Abandonments, net	—	—	(132)	(132)	—	—	(123)	(123)
Loss on Debt Extinguishment	—	—	—	—	—	—	(23)	(23)
Interest Expense	—	—	143	143	—	—	15	15
Total Other Expenses	—	—	20	20	—	—	(132)	(132)
Total Costs and Expenses	746	142	324	1,212	(45)	10	(226)	(261)
Earnings Before Income Tax	$642	$1	$1,580	$2,223	$(298)	$(43)	$2,776	$2,435

        SHALE SEGMENT

The Shale segment had earnings before income tax of $642 million for the year ended December 31, 2023 compared to earnings before income tax of $940 million for the year ended December 31, 2022.

	For the Years Ended December 31,
	2023	2022	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	473.8	496.7	(22.9)	(4.6)%
NGLs Sales Volumes (Bcfe)*	44.5	38.0	6.5	17.1%
Oil/Condensate Sales Volumes (Bcfe)*	1.2	1.4	(0.2)	(14.3)%
Total Shale Sales Volumes (Bcfe)*	519.5	536.1	(16.6)	(3.1)%

Average Sales Price - Gas (per Mcf)	$2.11	$6.19	$(4.08)	(65.9)%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.32	$(3.37)	$3.69	109.5%
Average Sales Price - NGLs (per Mcfe)*	$3.54	$6.36	$(2.82)	(44.3)%
Average Sales Price - Oil/Condensate (per Mcfe)*	$10.95	$13.63	$(2.68)	(19.7)%

Total Average Shale Sales Price (per Mcfe)	$2.54	$3.10	$(0.56)	(18.1)%
Average Shale Lease Operating Expenses (per Mcfe)	0.08	0.09	(0.01)	(11.1)%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.04	0.07	(0.03)	(42.9)%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.61	0.60	0.01	1.7%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.70	0.72	(0.02)	(2.8)%
Total Average Shale Production Costs (per Mcfe)	$1.43	$1.48	$(0.05)	(3.4)%
Total Average Shale Production Margin (per Mcfe)	$1.11	$1.62	$(0.51)	(31.5)%
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Shale segment had natural gas, NGLs and oil/condensate revenue of $1,170 million for the year ended December 31, 2023 compared to $3,335 million for the year ended December 31, 2022. The $2,165 million decrease was due primarily to a 65.9% decrease in the average sales price for natural gas, a 44.3% decrease in the average sales price of NGLs, and a 3.1% decrease in total Shale gas sales volumes. The decrease in total Shale sales volumes was primarily due to various operational delays and challenges that occurred in 2022, which impacted current period production due to the timing of wells being turned-in-line. The remaining variance is primarily due to normal production declines offset, in part, by an increase in NGL sales volume from new wells turned-in-line and an increase in ethane recoveries.

The decrease in total average Shale sales price was primarily due to a $4.08 per Mcf decrease in average gas sales price and a $2.82 per Mcfe decrease in the average NGL sales price. These decreases were offset in part by a $3.69 per Mcf change in the realized gain (loss) on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 399.2 Bcf of the Company's produced Shale gas sales volumes for the year ended December 31, 2023 at an average gain of $0.37 per Mcf hedged. For the year ended December 31, 2022, these financial hedges represented approximately 424.7 Bcf at an average loss of $3.94 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $746 million for the year ended December 31, 2023 compared to $791 million for the year ended December 31, 2022. The decreases in total dollars and unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $44 million for the year ended December 31, 2023 compared to $50 million for the year ended December 31, 2022. The decrease in total dollars was primarily related to a decrease in water disposal costs as more water was able to be reused in well completions instead of being taken to disposal.

•Shale production, ad valorem and other fees were $21 million for the year ended December 31, 2023 compared to $33 million for the year ended December 31, 2022. The decrease in total dollars was primarily due to decreased realized prices on natural gas.

•Shale transportation, gathering and compression costs were $316 million for the year ended December 31, 2023 compared to $319 million for the year ended December 31, 2022. The decrease in total dollars was primarily related to a decrease in firm transportation expense due to the lower Shale sales volumes. The decrease was offset, in part, by an increase in repairs and maintenance expense and an increase in processing costs due to an increase in ethane extraction and processing rates. The increase in unit costs was due to the decrease in total Shale sales volumes.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $365 million for the year ended December 31, 2023 compared to $389 million for the year ended December 31, 2022. These amounts included depletion on a unit of production basis of $0.59 per Mcfe and $0.62 per Mcfe, respectively. The decrease in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of a lower annual depletion rate related to low-cost reserve additions from development in the 2022 period. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third parties. The Shale segment had other revenue and operating income of $67 million for the year ended December 31, 2023 compared to $69 million for the year ended December 31, 2022. The decrease in the period-to-period comparison was primarily due to lower third-party gathering volumes due to normal production declines.

COALBED METHANE (CBM) SEGMENT

The CBM segment had earnings before income tax of $1 million for the year ended December 31, 2023 compared to earnings before income tax of $44 million for the year ended December 31, 2022.

	For the Years Ended December 31,
	2023	2022	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	40.6	43.7	(3.1)	(7.1)%

Average Sales Price - Gas (per Mcf)	$3.22	$7.20	$(3.98)	(55.3)%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$0.28	$(3.18)	$3.46	108.8%

Total Average CBM Sales Price (per Mcf)	$3.51	$4.01	$(0.50)	(12.5)%
Average CBM Lease Operating Expenses (per Mcf)	0.49	0.40	0.09	22.5%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.16	0.27	(0.11)	(40.7)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.61	1.12	0.49	43.8%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.23	1.21	0.02	1.7%
Total Average CBM Production Costs (per Mcf)	$3.49	$3.00	$0.49	16.3%
Total Average CBM Production Margin (per Mcf)	$0.02	$1.01	$(0.99)	(98.0)%

The CBM segment had natural gas revenue of $131 million for the year ended December 31, 2023 compared to $315 million for the year ended December 31, 2022. The $184 million decrease was primarily due to a 55.3% decrease in the average sales price for natural gas in the current period and a 7.1% decrease in CBM gas sales volumes due to normal production declines.

The total average CBM sales price decreased $0.50 per Mcf due to a $3.98 per Mcf decrease in average gas sales price, offset in part by a $3.46 per Mcf change in the realized gain (loss) on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 31.9 Bcf of the Company's produced CBM gas sales volumes for the year ended December 31, 2023 at an average gain of $0.36 per Mcf hedged. For the year ended December 31, 2022, these financial hedges represented approximately 35.5 Bcf at an average loss of $3.92 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $142 million for the year ended December 31, 2023 compared to $132 million for the year ended December 31, 2022. The increases in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $19 million for the year ended December 31, 2023 compared to $17 million for the year ended December 31, 2022. The increases in total dollars and unit costs were primarily due to increases in water disposal costs and repairs and maintenance expense.

•CBM production, ad valorem and other fees were $7 million for the year ended December 31, 2023 compared to $12 million for the year ended December 31, 2022. The decreases in total dollars and unit costs were primarily due to decreased realized prices on natural gas.

•CBM transportation, gathering and compression costs were $66 million for the year ended December 31, 2023 compared to $49 million for the year ended December 31, 2022. The increases in total dollars and unit cost were primarily due to an increase in electrical compression expense and repairs and maintenance expense.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $50 million for the year ended December 31, 2023 compared to $54 million for the year ended December 31, 2022. The decrease in total dollars and increase in unit costs was primarily due to the lower volumes in the current period. These amounts included depletion on a unit of production basis of $0.64 per Mcfe and $0.65 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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
The Other Segment had earnings before income tax of $1,580 million for the year ended December 31, 2023 compared to a loss before income tax of $1,196 million for the year ended December 31, 2022. The increase in total dollars is discussed below.

	For the Years Ended December 31,
	2023	2022	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.3	0.4	(0.1)	(25.0)%

Unrealized Gain (Loss) on Commodity Derivative Instruments

For the year ended December 31, 2023, the Other Segment recognized an unrealized gain on commodity derivative instruments of $1,765 million. For the year ended December 31, 2022, the Other Segment recognized an unrealized loss on commodity derivative instruments of $851 million, as well as cash settlements paid of $1 million. The unrealized gain or loss on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis. See Note 19 – Derivative Instruments in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information related to the cash settlements.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $75 million for the year ended December 31, 2023 compared to $186 million for the year ended December 31, 2022. Purchased gas costs were $70 million for the year ended December 31, 2023 compared to $185 million for the year ended December 31, 2022. The period-to-period decrease in purchased gas revenue was due to a decrease in average sales price, offset in part by an increase in purchased gas sales volumes.

	For the Years Ended December 31,
	2023	2022	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	31.1	30.7	0.4	1.3%
Purchased Gas Average Sales Price (per Mcf)	$2.39	$6.04	$(3.65)	(60.4)%
Purchased Gas Average Cost (per Mcf)	$2.25	$6.03	$(3.78)	(62.7)%

Other Operating Income

	For the Years Ended December 31,
(in millions)	2023	2022	Variance	Percent Change
Sales of Environmental Attributes	$41	$—	$41	100.0%
Excess Firm Transportation Income	16	12	4	33.3%
Equity Income from Affiliates	3	1	2	200.0%
Water Income	3	5	(2)	(40.0)%
Total Other Operating Income	$63	$18	$45	250.0%

•Sales of environmental attributes includes items such as (but are not limited to): carbon credits, air quality credits, renewable or alternative energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances. The quantities and types of environmental attributes we sell and the associated revenue can vary depending on a number of factors, including the market for these credits, changes to the various voluntary or compliance programs under which the credits are generated and sold, and our ability to strictly comply with the programs under which the attributes can be sold.
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
•Water income decreased in the period-to-period comparison due to fewer third-party sales in the current period.

Exploration and Production Related Other Costs

	For the Years Ended December 31,
(in millions)	2023	2022	Variance	Percent Change
Lease Expiration Costs	$6	$1	$5	500.0%
Land Rentals	4	4	—	—%
Seismic Activity	—	3	(3)	(100.0)%
Total Exploration and Production Related Other Costs	$10	$8	$2	25.0%
•Lease expiration costs relate to leases where the primary term expired or will expire within the next 12 months. The increase in the year ended December 31, 2023 was primarily due to an increase in the number of leases that were allowed to expire.
•Seismic activity expense for the prior period primarily relates to the acquisition of three-dimensional seismic data.

Selling, General and Administrative (“SG&A”)

SG&A costs include costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, charitable contributions and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Years Ended December 31,
(in millions)	2023	2022	Variance	Percent Change
Long-Term Equity-Based Compensation (Non-Cash)	$20	$16	$4	25.0%
Salaries, Wages and Employee Benefits	31	31	—	—%
Contributions and Advertising	4	5	(1)	(20.0)%
Short-Term Incentive Compensation	11	20	(9)	(45.0)%
Other	59	50	9	18.0%
Total SG&A	$125	$122	$3	2.5%

•Long-term equity-based compensation (non-cash) increased in the period-to-period comparison due to an increase in equity awards.
•Short-term incentive compensation decreased $9 million due to lower projected payouts for the current period.
•Other increased in the period-to-period comparison primarily due to an increase in professional services and consulting fees related to cyber security, legal matters and regulatory reporting.

Other Operating Expense

	For the Years Ended December 31,
(in millions)	2023	2022	Variance	Percent Change
Environmental Attribute Fees	$7	$—	$7	100.0%
Inventory Adjustments	6	—	6	100.0%
Idle Equipment and Service Charges	4	—	4	100.0%
Unutilized Firm Transportation and Processing Fees	53	52	1	1.9%
Insurance Expense	4	3	1	33.3%
Water Expense	1	1	—	—%
Virginia Flood Expense	2	3	(1)	(33.3)%
Litigation Settlements	—	3	(3)	(100.0)%
Other	3	1	2	200.0%
Total Other Operating Expense	$80	$63	$17	27.0%

•Environmental attribute fees represent costs related to the monetization of environmental attributes that are included in Other Operating Income.
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
•Virginia flood expense includes the continuing cleanup and repair costs related to flooding that occurred in Buchanan County, Virginia in July 2022.
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

Other Expense

	For the Years Ended December 31,
(in millions)	2023	2022	Variance	Percent Change
Other Income
Right-of-Way Sales	$5	$4	$1	25.0%
Other	4	5	(1)	(20.0)%
Total Other Income	$9	$9	$—	—%

Other Expense
Professional Services	$2	$4	$(2)	(50.0)%
Bank Fees	11	11	—	—%
Other Land Rental Expense	3	3	—	—%
Other Corporate Expense	2	1	1	100.0%
Total Other Expense	$18	$19	$(1)	(5.3)%

Total Other Expense	$9	$10	$(1)	(10.0)%

•Professional services decreased in the period-to-period comparison primarily due to a decrease in legal fees.

Gain on Asset Sales and Abandonments, net

A net gain on asset sales of $132 million was recognized in the year ended December 31, 2023 compared to a gain of $9 million in the year ended December 31, 2022. The net gain during the year ended December 31, 2023 primarily relates to the sale of various non-operated oil and gas assets (See Note 4 – Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information). During the year ended December 31, 2022, the Company chose to plug and abandon a Shale wellbore. This well was originally part of future development plans, and in order to not delay other wells, CNX plugged the wellbore and planned to access the reserves at a future date. This loss was offset in part by sales of various non-core assets, primarily rights-of-way, surface acreage and other non-core oil and gas interests.

Loss on Debt Extinguishment

A loss on debt extinguishment of $23 million was recognized in the year ended December 31, 2022 following CNX’s purchase of a portion of the Convertible Notes due May 2026 and $350 million of the 7.25% Senior Notes due March 2027 at an average price equal to 102.5% of the principal amount. See Note 12 – Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information. No such transactions occurred in the current period.

Interest Expense

	For the Years Ended December 31,
(in millions)	2023	2022	Variance	Percent Change
Total Interest Expense	$143	$128	$15	11.7%

The $15 million increase in total interest expense was primarily due a $3 million unrealized loss on interest rate swaps in the current period compared to a $10 million unrealized gain in the prior period. The increase was also due to slightly higher interest paid on long-term debt that was issued in September 2022. These increases were offset in part by lower borrowings on the Credit Facility. See Note 12 – Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Income Taxes

	For the Years Ended December 31,
(in millions)	2023	2022	Variance	Percent Change
Total Company Earnings (Loss) Before Income Tax	$2,223	$(212)	$2,435	1,148.6%
Income Tax Expense (Benefit)	$502	$(70)	$572	817.1%
Effective Income Tax Rate	22.6%	33.0%	(10.4)%

The effective income tax rate was 22.6% for the year ended December 31, 2023 compared to 33.0% for the year ended December 31, 2022. The effective tax rates for the years ended December 31, 2023 and 2022 differ from the U.S. federal statutory rate of 21% primarily due to federal tax credits, state income taxes including tax rate changes, equity compensation, and the impact of changes in certain state deferred tax asset valuation allowances. The unrealized gains and losses represent changes in the fair value of the Company’s existing commodity hedges on a mark-to-market basis.

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

From time to time, CNX is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CNX sometimes uses letters of credit to satisfy these requirements, and these letters of credit reduce the Company's borrowing facility capacity.

CNX continuously reviews its liquidity and capital resources. If market conditions were to change, for instance due to a significant decline in commodity prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced.

As of December 31, 2023, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices, CNX currently expects to remain in compliance with its debt covenants.

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

Factors that may Impact our Liquidity

•The Company’s cash on hand and access to additional liquidity. Cash and cash equivalents were nominal as of December 31, 2023 and $21 million as of December 31, 2022.
•Accounts and notes receivable - trade as of December 31, 2023 and 2022 were $116 million and $348 million, respectively. Our accounts and notes receivable balance may fluctuate as of any balance sheet date depending on the prices we receive for our natural gas and NGLs and the volumes sold.
•Capital expenditures are expected to range between $575 million to $625 million for the year ended December 31, 2024. For the year ended December 31, 2023, CNX had capital expenditures of $679.4 million. Accelerated levels of inflation may lead to price increases beyond CNX’s control that could lead to CNX incurring an increase in costs in the future.

•Production volumes are expected to range between 570.0 Bcfe and 590.0 Bcfe for the year ended December 31, 2024. For the year ended December 31, 2023, CNX had production volumes of 560.4 Bcfe.
•Prices for natural gas and NGLs are volatile, and an extended decline in the prices we receive for our natural gas and NGLs will adversely affect our financial condition and cash flows.
•In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas and NGL swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net liability of $56 million at December 31, 2023 and a net liability of $1,905 million at December 31, 2022. The Company has not experienced any issues of non-performance by derivative counterparties. See Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of our commodity risk management.

Cash Flows (in millions)

	For the Years Ended December 31,
	2023	2022	Change
Cash Provided by Operating Activities	$815	$1,235	$(420)
Cash Used in Investing Activities	$(509)	$(528)	$19
Cash Used in Financing Activities	$(326)	$(689)	$363

Cash provided by operating activities changed in the period-to-period comparison primarily due to the following items:

•Net income increased $1,863 million in the period-to-period comparison.
•Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $2,778 million net change in commodity derivative instruments, a $573 million benefit from the change in deferred income taxes, a $123 million increase in gain on asset sales and abandonments, net, and a $45 million net benefit from various other changes in working capital.

Cash used in investing activities changed in the period-to-period comparison primarily due to the following items:

•Capital expenditures increased $114 million primarily due to an increase in drilling and completions activity and an overall increase in costs related to inflation.
•Proceeds from asset sales increased $133 million primarily due to the sale of various non-operated oil and gas assets (See Note 4 – Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information).

Cash used in financing activities changed in the period-to-period comparison primarily due to the following items:

•Proceeds from borrowings under the CNXM Credit Facility decreased $10 million and repayments under the CNXM Credit Facility increased $7 million.
•Proceeds from borrowings under the CNX Credit Facility decreased $1,745 million and repayments under the CNX Credit Facility decreased $1,989 million.
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
•During the year ended December 31, 2022, CNX paid $27 million to repurchase $14 million of the 2026 Convertible Notes at 188.0% of the principal amount. See Note 12 – Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
•During the years ended December 31, 2023 and 2022, CNX repurchased $320 million and $565 million, respectively, of its common stock on the open market.

Commitments and Significant Contractual Obligations

The following is a summary of the Company's significant contractual obligations at December 31, 2023 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$400	$800	$—	$—	$1,200
Gas Firm Transportation and Processing	247,186	445,455	373,180	581,370	1,647,191
Long-Term Debt	326,068	157,200	351,728	1,391,038	2,226,034
Interest on Long-Term Debt	130,496	253,080	184,438	136,533	704,547
Finance Lease Obligations	4,278	8,727	8,054	5,126	26,185
Interest on Finance Lease Obligations	1,383	2,747	1,648	59	5,837
Operating Lease Obligations	53,913	65,294	10,530	17,954	147,691
Interest on Operating Lease Obligations	5,832	5,291	2,489	2,141	15,753
Long-Term Liabilities—Employee Related (a)	2,216	4,696	4,429	23,240	34,581
Other Long-Term Liabilities (b)	175,513	29,246	15,553	88,916	309,228
Total Contractual Obligations (c)	$947,285	$972,536	$952,049	$2,246,377	$5,118,247
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

Off-Balance Sheet Transactions
CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Audited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at December 31, 2023. Management believes these items will expire without being funded. See Note 20 – Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details of the various financial guarantees that have been issued by CNX.
Debt
At December 31, 2023, CNX had total long-term debt of $2,226 million, including the current portion of long-term debt of $326 million and excluding unamortized debt issuance costs. This long-term debt consisted of:
•An aggregate principal amount of $500 million of 7.375% Senior Notes due January 2031, less $5 million of unamortized discount. Interest on the notes is payable January 15 and July 15 each year. Payment of the principal and interest on the notes is guaranteed by most of CNX’s subsidiaries but does not include CNXM (or its subsidiaries or general partner).
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
•An aggregate principal amount of $331 million of 2.25% Convertible Senior Notes due May 2026, unless earlier redeemed, repurchased, or converted, less $5 million of unamortized discount and issuance costs. Interest on the notes is payable May 1 and November 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner). At December 31, 2023, the conditions of allowing holders of the Convertible Notes to exercise their conversion right were met and as of December 31, 2023, the Convertible Notes were convertible. The Convertible Notes are therefore classified as short-term debt at December 31, 2023.
•An aggregate principal amount of $105 million in outstanding borrowings under the CNXM Credit Facility. Payment of the principal and interest on the CNXM Credit Facility is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of the CNXM Facility.
•An aggregate principal amount of $52 million in outstanding borrowings under the CNX Credit Facility. Payment of the principal and interest on the CNX Credit Facility is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).

Total Equity and Dividends
CNX had total equity of $4,361 million at December 31, 2023 compared to $2,950 million at December 31, 2022. See the Consolidated Statements of Stockholders' Equity in Item 8 of this Form 10-K for additional details.
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX has not paid dividends on its common stock since 2016. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as the Board of Directors deems relevant. CNX's Credit Facility limits its ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's net leverage ratio exceeds 3.00 to 1.00 and is subject to availability under the Credit Facility of at least 20% of the aggregate commitments and there being no borrowing base deficiency. The Credit Facility does not permit such dividend payments when an event of default has occurred and is continuing. The indentures to the 7.25% Senior Notes due March 2027, the 6.00% Senior Notes due January 2029, and the 7.375% Senior Notes due January 2031 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the year ended December 31, 2023.
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

Income Taxes

Deferred tax assets and liabilities are recognized using enacted tax rates for the estimated future tax effects of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. At December 31, 2023, prior to consideration of valuation allowances on deferred tax assets, CNX had deferred tax liabilities in excess of deferred tax assets of approximately $690 million. At December 31, 2023, CNX had a valuation allowance of $39 million on deferred tax assets.

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

Impairment of Long-Lived Assets

The carrying values of the Company's proved oil and gas properties are reviewed for impairment whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. Impairment tests require that the Company first compare future undiscounted cash flows by asset group to their respective carrying values. The Company groups its assets by geological and geographical characteristics. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required, which is determined based on discounted cash flow techniques using a market-specific weighted average cost of capital. There were no impairments related to proved properties in the years ended December 31, 2023 or 2022.

CNX evaluates capitalized costs of unproved gas properties for recoverability on a prospective basis. Indicators of potential impairment include, but are not limited to, changes brought about by economic factors, commodity price outlooks, our geologists’ evaluation of the property, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, potential shifts in business strategy employed by management and historical experience. If it is determined that the properties will not yield proved reserves, the related costs are expensed in the period the determination is made. There were no impairments related to unproved properties in the years ended December 31, 2023 or 2022.

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

For the Company’s annual impairment assessment during the fourth quarter of 2023, the Company elected to perform a qualitative impairment test on its goodwill and concluded that it is more likely than not that the fair value exceeded the carrying value and goodwill was not impaired.

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

Impairment of Definite-Lived Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis over their estimated economic lives and they are reviewed for impairment when indicators of impairment are present. Impairment tests require that the Company first compare future undiscounted cash flows to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the asset to its estimated fair value is required. There were no impairments related to definite-lived intangible assets in the years ended December 31, 2023 or 2022.

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
CNX’s open derivative instruments can cause earnings volatility relative to changes in market prices until the derivative contracts are either settled or are monetized prior to settlement. At December 31, 2023 and 2022 our open commodity derivative instruments were in a net liability position with fair values of $56 million and $1,905 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at December 31, 2023 and 2022. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $557 million and $816 million at December 31, 2023 and 2022, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $557 million and $679 million at December 31, 2023 and 2022, respectively.
CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company uses derivative instruments to manage risk related to interest rates. These instruments change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. At December 31, 2023 and 2022, CNX had $2,065 million and $2,055 million, respectively, aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $12 million and $14 million, respectively. At December 31, 2023 and 2022, CNX had $157 million and $154 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to CNX’s Credit Facility, under which there was $52 million of borrowings at December 31, 2023 and no borrowings at December 31, 2022, and CNXM's Credit Facility, under which there was $105 million of borrowings at December 31, 2023 and $154 million at December 31, 2022. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of December 31, 2023 and 2022 by $2 million on an annualized basis.
All of CNX's transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of January 5, 2024, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2024 Fixed Price Volumes
Hedged Bcf	104.8	108.7	107.6	114.8	434.2*
Weighted Average Hedge Price per Mcf	$2.61	$2.49	$2.48	$2.55	$2.53
2025 Fixed Price Volumes
Hedged Bcf	92.7	95.6	96.7	96.7	375.1*
Weighted Average Hedge Price per Mcf	$2.44	$2.43	$2.43	$2.42	$2.41
2026 Fixed Price Volumes
Hedged Bcf	80.6	86.9	87.7	87.7	339.0*
Weighted Average Hedge Price per Mcf	$2.51	$2.55	$2.55	$2.54	$2.53
2027 Fixed Price Volumes
Hedged Bcf	53.3	53.9	54.5	54.5	216.2
Weighted Average Hedge Price per Mcf	$3.31	$3.33	$3.33	$3.42	$3.35
*Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CNX Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNX Resources Corporation and Subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 8, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Depreciation, Depletion & Amortization
Description of the Matter
As described in Note 1, under the successful efforts method of accounting, depreciation, depletion, and amortization (DD&A) related to proved gas properties is recorded using the units-of-production method. For the year ended December 31, 2023, the Company recorded DD&A expense related to proved gas properties of $333 million. Proved developed reserves, as estimated by petroleum engineers, are used to calculate depreciation of wells and related equipment and facilities and amortization of intangible drilling costs. Total proved reserves, also estimated by petroleum engineers, are used to calculate depletion on property acquisitions. Proved oil and natural gas reserve estimates are based on geological and engineering evaluations of in-place hydrocarbon volumes. Significant judgment is required by the Company’s internal engineering staff in evaluating geological and engineering data when estimating proved oil and natural gas reserves. Estimating reserves also requires the selection of inputs, including price and operating and development cost assumptions, among others. Because of the complexity involved in estimating oil and natural gas reserves, management used independent petroleum engineers to audit the estimates prepared by the Company’s internal engineering staff as of December 31, 2023.

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

Pittsburgh, Pennsylvania
February 8, 2024

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	For the Years Ended December 31,
	2023	2022	2021
Revenue and Other Operating Income:
Natural Gas, NGLs and Oil Revenue	$1,302,218	$3,652,112	$2,183,929
Gain (Loss) on Commodity Derivative Instruments	1,928,652	(2,663,775)	(1,632,733)
Purchased Gas Revenue	74,218	185,552	99,713
Other Revenue and Operating Income	129,860	87,322	105,883
Total Revenue and Other Operating Income	3,434,948	1,261,211	756,792
Costs and Expenses:
Operating Expense
Lease Operating Expense	63,333	66,658	46,256
Transportation, Gathering and Compression	381,934	369,660	343,635
Production, Ad Valorem and Other Fees	27,946	44,965	34,051
Depreciation, Depletion and Amortization	433,586	461,215	515,118
Exploration and Production Related Other Costs	10,447	8,298	20,626
Purchased Gas Costs	69,924	185,383	93,776
Selling, General and Administrative Costs	125,344	121,697	112,757
Other Operating Expense	79,595	63,765	68,655
Total Operating Expense	1,192,109	1,321,641	1,234,874
Other Expense
Other Expense	9,008	9,859	15,748
Gain on Asset Sales and Abandonments, net	(132,372)	(8,984)	(42,210)
Loss on Debt Extinguishment	—	22,953	33,737
Interest Expense	143,278	127,689	151,156
Total Other Expense	19,914	151,517	158,431
Total Costs and Expenses	1,212,023	1,473,158	1,393,305
Income (Loss) Before Income Tax	2,222,925	(211,947)	(636,513)
Income Tax Expense (Benefit)	502,209	(69,870)	(137,870)
Net Income (Loss)	$1,720,716	$(142,077)	$(498,643)

Earnings (Loss) Per Share
Basic	$10.59	$(0.75)	$(2.31)
Diluted	$8.99	$(0.75)	$(2.31)

Dividends Declared Per Share	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net Income (Loss)	$1,720,716	$(142,077)	$(498,643)
Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $258, $(2,728), $(234))	(788)	8,010	661

Comprehensive Income (Loss)	$1,719,928	$(134,067)	$(497,982)

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$443	$21,321
Accounts and Notes Receivable:
Trade, net (Note 17)	116,119	348,458
Other Receivables, net	17,872	6,184
Supplies Inventories	19,846	27,156
Derivative Instruments (Note 19)	252,524	154,474
Prepaid Expenses	14,984	16,211
Total Current Assets	421,788	573,804
Property, Plant and Equipment (Note 8):
Property, Plant and Equipment	12,537,118	11,907,698
Less—Accumulated Depreciation, Depletion and Amortization	5,194,485	4,811,189
Total Property, Plant and Equipment—Net	7,342,633	7,096,509
Other Non-Current Assets:
Operating Lease Right-of-Use Assets (Note 13)	139,466	174,849
Derivative Instruments (Note 19)	280,530	244,931
Goodwill (Note 9)	323,314	323,314
Other Intangible Assets (Note 9)	70,438	76,990
Other	48,488	25,376
Total Other Non-Current Assets	862,236	845,460
TOTAL ASSETS	$8,626,657	$8,515,773

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$147,361	$191,343
Derivative Instruments (Note 19)	61,102	782,653
Current Portion of Finance Lease Obligations (Note 13)	1,862	881
Current Portion of Long-Term Debt (Note 12)	325,668	—
Current Portion of Operating Lease Obligations (Note 13)	53,791	47,436
Other Accrued Liabilities (Note 11)	233,214	290,491
Total Current Liabilities	822,998	1,312,804
Non-Current Liabilities:
Long-Term Debt (Note 12)	1,888,706	2,205,735
Finance Lease Obligations (Note 13)	5,500	1,970
Operating Lease Obligations (Note 13)	89,531	132,105
Derivative Instruments (Note 19)	526,554	1,517,021
Deferred Income Taxes (Note 6)	729,454	232,280
Asset Retirement Obligations (Note 7)	105,315	89,079
Other	97,582	74,318
Total Non-Current Liabilities	3,442,642	4,252,508
TOTAL LIABILITIES	4,265,640	5,565,312
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 500,000,000 Shares Authorized, 154,382,880 Issued and Outstanding at December 31, 2023; 170,841,164 Issued and Outstanding at December 31, 2022	1,548	1,712
Capital in Excess of Par Value	2,384,910	2,506,269
Preferred Stock, 15,000,000 Shares Authorized, None Issued and Outstanding	—	—
Retained Earnings	1,981,860	448,993
Accumulated Other Comprehensive Loss	(7,301)	(6,513)
TOTAL STOCKHOLDERS' EQUITY	4,361,017	2,950,461
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,626,657	$8,515,773

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
December 31, 2020	$2,208	$2,959,357	$1,476,056	$(15,184)	$4,422,437
Net Loss	—	—	(498,643)	—	(498,643)
Issuance of Common Stock	7	5,080	—	—	5,087
Purchase and Retirement of Common Stock	(183)	(146,094)	(94,966)	—	(241,243)
Shares Withheld for Taxes	—	—	(4,553)	—	(4,553)
Amortization of Stock-Based Compensation Awards	7	16,553	—	—	16,560
Equity Component of Convertible Senior Notes, net of Issuance Costs	—	(33)	—	—	(33)
Other Comprehensive Income	—	—	—	661	661
December 31, 2021	$2,039	$2,834,863	$877,894	$(14,523)	$3,700,273

December 31, 2021	$2,039	$2,834,863	$877,894	$(14,523)	$3,700,273
Net Loss	—	—	(142,077)	—	(142,077)
Issuance of Common Stock	2	1,195	—	—	1,197
Purchase and Retirement of Common Stock	(335)	(267,874)	(299,919)	—	(568,128)
Shares Withheld for Taxes	—	—	(5,852)	—	(5,852)
Amortization of Stock-Based Compensation Awards	6	16,369	—	—	16,375
Other Comprehensive Income	—	—	—	8,010	8,010
Cumulative Effect of Adoption of New Accounting Standard	—	(78,284)	18,947	—	(59,337)
December 31, 2022	$1,712	$2,506,269	$448,993	$(6,513)	$2,950,461

December 31, 2022	$1,712	$2,506,269	$448,993	$(6,513)	$2,950,461
Net Income	—	—	1,720,716	—	1,720,716
Issuance of Common Stock	2	1,758	—	—	1,760
Purchase and Retirement of Common Stock	(175)	(143,343)	(178,349)	—	(321,867)
Shares Withheld for Taxes	—	—	(9,500)	—	(9,500)
Amortization of Stock-Based Compensation Awards	9	20,226	—	—	20,235
Other Comprehensive Loss	—	—	—	(788)	(788)
December 31, 2023	$1,548	$2,384,910	$1,981,860	$(7,301)	$4,361,017

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	For the Years Ended December 31,
Cash Flows from Operating Activities:	2023	2022	2021
Net Income (Loss)	$1,720,716	$(142,077)	$(498,643)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Continuing Operating Activities:
Depreciation, Depletion and Amortization	433,586	461,215	515,118
Amortization of Deferred Financing Costs	9,275	8,456	27,052
Stock-Based Compensation	20,235	16,375	16,560
Gain on Asset Sales and Abandonments, net	(132,372)	(8,984)	(42,210)
Loss on Debt Extinguishment	—	22,953	33,737
(Gain) Loss on Commodity Derivative Instruments	(1,928,652)	2,663,775	1,632,733
Loss (Gain) on Other Derivative Instruments	3,463	(10,348)	(8,485)
Net Cash Received (Paid) in Settlement of Commodity Derivative Instruments	79,523	(1,735,115)	(539,016)
Deferred Income Taxes	497,432	(76,058)	(137,887)
Other	(1,967)	5,588	(1,280)
Changes in Operating Assets:
Accounts and Notes Receivable	222,751	(20,338)	(184,461)
Supplies Inventories	7,310	(21,008)	1,487
Recoverable Income Taxes	—	72	17
Prepaid Expenses	1,227	(252)	(3,204)
Changes in Other Assets	75	21,499	(23,838)
Changes in Operating Liabilities:
Accounts Payable	(55,309)	53,772	3,006
Accrued Interest	7,483	710	9,486
Other Operating Liabilities	(67,140)	(267)	107,498
Changes in Other Liabilities	(3,048)	(4,954)	18,687
Net Cash Provided by Operating Activities	814,588	1,235,014	926,357
Cash Flows from Investing Activities:
Capital Expenditures	(679,404)	(565,754)	(465,861)
Proceeds from Asset Sales	170,027	37,460	45,251
Net Cash Used in Investing Activities	(509,377)	(528,294)	(420,610)
Cash Flows from Financing Activities:
Payments on Long-Term Notes	—	(385,719)	(421,467)
Proceeds from CNXM Revolving Credit Facility Borrowings	333,575	343,900	391,500
Repayments of CNXM Revolving Credit Facility Borrowings	(382,125)	(375,200)	(497,500)
Proceeds from CNX Revolving Credit Facility Borrowings	1,588,350	3,332,875	1,725,800
Repayments of CNX Revolving Credit Facility Borrowings	(1,536,300)	(3,524,875)	(1,694,600)
Proceeds from Issuance of CNX Senior Notes	—	493,750	—
Proceeds from Issuance of CNXM Senior Notes	—	—	395,000
Repayments of CSG Non-Revolving Credit Facility Borrowings	—	—	(160,544)
Payments on Other Debt	(1,627)	(665)	(2,785)
Proceeds from Issuance of Common Stock	1,760	1,197	5,087
Shares Withheld for Taxes	(9,500)	(5,852)	(4,553)
Purchases of Common Stock	(319,866)	(565,125)	(245,243)
Debt Issuance and Financing Fees	(356)	(3,250)	(14,476)
Net Cash Used in Financing Activities	(326,089)	(688,964)	(523,781)
Net (Decrease) Increase in Cash and Cash Equivalents	(20,878)	17,756	(18,034)
Cash and Cash Equivalents at Beginning of Period	21,321	3,565	21,599
Cash and Cash Equivalents at End of Period	$443	$21,321	$3,565

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
Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as various disclosures. Actual results could differ from those estimates. The most significant estimates included in, but not limited to, the preparation of the consolidated financial statements are related to long-lived assets (including intangible assets and goodwill), accounts receivable credit losses, the values of natural gas, NGLs, condensate and oil (collectively “natural gas”) reserves, asset retirement obligations, deferred income tax assets and liabilities, contingencies, fair value of derivative instruments, the fair value of the liability and equity components of the convertible senior notes prior to the adoption of Accounting Standards Update (ASU) 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity on January 1, 2022, stock-based compensation and salary retirement benefits.
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

There were no material financing receivables with a contractual maturity greater than one year at December 31, 2023 or 2022.

The following represents activity related to the allowance for credit losses for the years ended:

	December 31,
	2023	2022
Allowance for Credit Losses - Trade, Beginning of Year	$84	$84
Provision for Expected Credit Losses	—	—
Allowance for Credit Losses - Trade, End of Period	$84	$84

Allowance for Credit Losses - Other Receivables, Beginning of Year	$2,937	$3,322
Provision for Expected Credit Losses	32	(198)
Write-off of Uncollectible Accounts	(122)	(187)
Allowance for Credit Losses - Other Receivables, End of Period	$2,847	$2,937

Inventories:

Inventories are stated at the lower of cost or net realizable value. The cost of supplies inventory is determined by the average cost method and includes operating and maintenance supplies to be used in the Company's operations.

Property, Plant and Equipment:

CNX uses the successful efforts method of accounting for natural gas producing activities. Costs of property acquisitions, successful exploratory, development wells and related support equipment and facilities are capitalized. Periodic valuation provisions for impairment of capitalized costs of unproved mineral interests are expensed. Costs of unsuccessful exploratory wells are expensed when such wells are determined to be non-productive, or if the determination cannot be made after finding sufficient quantities of reserves to continue evaluating the viability of the project. The costs of producing properties and mineral interests are amortized using the units-of-production method. Depreciation, depletion and amortization expense is calculated based on the actual produced sales volumes multiplied by the applicable rate per unit, which is derived by dividing the net capitalized costs by the number of units expected to be produced over the life of the reserves. Wells and related equipment and intangible drilling costs are also amortized on a units-of-production method. Proved developed reserves, as estimated by petroleum engineers, are used to calculate amortization of wells and related equipment and facilities and amortization of intangible drilling costs. Total proved reserves, also estimated by petroleum engineers, are used to calculate depletion on property acquisitions. Proved oil and natural gas reserve estimates are based on geological and engineering evaluations of in-place hydrocarbon volumes. Units-of-production amortization rates are revised at least once per year, or more frequently if events and circumstances indicate an adjustment is necessary. Such revisions are accounted for prospectively as changes in accounting estimates. The Company recorded depreciation, depletion and amortization expense related to proved gas properties using the units-of-production method of $332,596, $359,761, and $415,069 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Exploration expense, which is associated primarily with lease expirations, was $10,447, $8,298 and $20,626 for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in Exploration and Production Related Other Costs in the Consolidated Statements of Income.

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

For the Company’s annual impairment assessment during the fourth quarter of 2023, the Company elected to perform a qualitative impairment test on its goodwill and concluded that it is more likely than not that the fair value exceeded the carrying value and goodwill was not impaired.

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

Asset Retirement Obligations:

CNX accrues the estimated costs to dismantle and remove gas-related facilities upon exhaustion of mineral reserves and related surface reclamation using the accounting treatment prescribed by the Asset Retirement and Environmental Obligations Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification. This topic requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Estimates are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. Amortization of the capitalized asset retirement cost is generally determined on a units-of-production basis. Accretion of the asset retirement obligation is recognized over time and generally will escalate over the life of the producing asset, typically as production declines. Accretion is included in Depreciation, Depletion and Amortization in the Consolidated Statements of Income.

Investment Plan:

CNX has an investment plan that is available to most employees. Throughout the years ended December 31, 2023, 2022 and 2021, the Company's matching contribution was up to 6% of eligible compensation contributed by eligible employees. The Company may also make discretionary contributions to the Plan ranging from 1% to 6% of eligible compensation for eligible employees (as defined by the Plan). There were no such discretionary contributions made by CNX for the years ended December 31, 2023, 2022 and 2021. Total matching contribution payments and costs were $3,509, $3,187 and $2,937 for the years ended December 31, 2023, 2022 and 2021, respectively.

Revenue Recognition:

Revenues are recognized when the recognition criteria of Accounting Standards Codification (ASC) 606 are met, which generally occurs at the point in which title passes to the customers. For natural gas, NGL and oil revenue, this occurs at the contractual point of delivery. For revenues generated from natural gas gathering services provided to third parties, this occurs when obligations under the terms of the contract with the shipper are satisfied.
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
Recent Accounting Pronouncements:

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments address more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance.

In November 2023, the FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is still evaluating the effect of the adoption of this guidance.

See Note 12 – Long-Term Debt for the impact of adoption of ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.

Reclassifications:

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2023, with no effect on previously reported net income, stockholders' equity or statement of cash flows.

Subsequent Events:

The Company has evaluated all subsequent events through the date the financial statements were issued. The Company has continued repurchasing shares in the open market under the Company’s existing stock repurchase program (See Note 5 – Stock Repurchase), and approximately 2,000,000 additional shares have been repurchased. No other material recognized or non-recognizable subsequent events were identified.

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

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Years Ended December 31,
	2023	2022	2021
Anti-Dilutive Options	21,650	2,262,845	2,990,094
Anti-Dilutive Restricted Stock Units	25,156	2,350,661	2,436,846
Anti-Dilutive Performance Share Units	—	1,829,081	996,863
	46,806	6,442,587	6,423,803

The Convertible Notes, if converted by the holder, may be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election. The Company expects to settle the principal amount of the Convertible Notes in cash. ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) amended the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method (See Note 12 – Long-Term Debt for more information). The if-converted method assumes the conversion of convertible instruments occurs at the beginning of the reporting period and diluted weighted average shares outstanding includes the common shares issuable upon conversion of the convertible instruments. In periods where CNX recognizes net income, the conversion spread has a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the initial conversion price of $12.84 per share for the Convertible Notes. In connection with the Convertible Notes’ issuance, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls” and “Capped Call Transactions”), which were not included in calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

The computations for basic and diluted loss per share are as follows:

	For the Years Ended December 31,
	2023	2022	2021
Net Income (Loss)	$1,720,716	$(142,077)	$(498,643)
Basic Earnings (Loss) Available to Shareholders	$1,720,716	$(142,077)	$(498,643)

Effect of Dilutive Securities:
Add Back Interest on Convertible Notes (Net of Tax)	5,758	—	—
Diluted Earnings (Loss) Available to Shareholders	$1,726,474	$(142,077)	$(498,643)

Weighted-Average Shares of Common Stock Outstanding	162,490,245	189,507,682	215,971,381
Effect of Diluted Shares:*
Options	1,168,526	—	—
Restricted Stock Units	1,349,299	—	—
Performance Share Units	1,254,050	—	—
Convertible Notes	25,751,869	—	—
Weighted-Average Diluted Shares of Common Stock Outstanding	192,013,989	189,507,682	215,971,381

Earnings (Loss) Per Share:
Basic	$10.59	$(0.75)	$(2.31)
Diluted	$8.99	$(0.75)	$(2.31)
*During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards and the potential share settlement impact related to CNX’s Convertible Notes are antidilutive.

Shares of common stock outstanding were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Balance, Beginning of Year	170,841,164	203,531,320	220,440,993
Issuance Related to Stock-Based Compensation (1)	1,106,240	836,070	1,374,925
Retirement of Common Stock (2)	(17,564,524)	(33,526,226)	(18,284,598)
Balance, End of Year	154,382,880	170,841,164	203,531,320
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

Included in Other Revenue and Operating Income in the Consolidated Statements of Income and in the below table are revenues generated from natural gas gathering services provided to third parties and sales of environmental attributes. The gas gathering services are interruptible in nature and include charges for the volume of gas actually gathered and do not guarantee access to the system. Volumetric based fees are based on actual volumes gathered. The Company generally considers the interruptible gathering of each unit (MMBtu) of natural gas as a separate performance obligation. Payment terms for these contracts typically require payment within 25 days of the end of the calendar month in which the hydrocarbons are gathered. All sales of environmental attributes (which includes items such as (but are not limited to): carbon credits, air quality credits, renewable or alternative energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances) were under short-term contracts, and revenue is recognized when the environmental attribute is transferred to a third party.

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Years Ended December 31,
	2023	2022	2021
Revenue from Contracts with Customers:
Natural Gas Revenue	$1,131,068	$3,390,422	$1,958,718
NGL Revenue	157,573	241,535	202,670
Oil/Condensate Revenue	13,577	20,155	22,541
Total Natural Gas, NGL and Oil Revenue	1,302,218	3,652,112	2,183,929

Purchased Gas Revenue	74,218	185,552	99,713

Other Sources of Revenue and Other Operating Income:
Gain (Loss) on Commodity Derivative Instruments	1,928,652	(2,663,775)	(1,632,733)
Other Revenue and Operating Income	129,860	87,322	105,883
Total Revenue and Other Operating Income	$3,434,948	$1,261,211	$756,792

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

For natural gas, NGL and oil revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $25,629 as of December 31, 2023. The Company expects to recognize net revenue of $18,622 in the next 12 months and $4,749 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGL and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For each of the years ended December 31, 2023, 2022, and 2021, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—ACQUISITIONS AND DISPOSITIONS:
On June 29, 2023, CNX closed on the sale of various non-operated producing oil and gas assets primarily located in the Appalachian Basin to a third party. The transaction was subject to customary adjustments in accordance with the terms and conditions of the purchase and sales agreement and was completed on September 29, 2023. Net cash proceeds of $124,600 are included in Proceeds from Asset Sale in the Consolidated Statements of Cash Flows for the year ended December 31, 2023. The net gain on the transaction was $99,516 and is included in Gain on Asset Sales and Abandonments, net in the Consolidated Statements of Income for the year ended December 31, 2023.

Additionally, Gain on Asset Sales and Abandonments, net in the Consolidated Statements of Income and Proceeds from Asset Sales in the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021 include the sale of various non-core assets (rights-of-way, surface acreage and other non-care oil and gas interests), none of which were individually material.

NOTE 5—STOCK REPURCHASE:

On each of January 26, 2021, October 25, 2021 and July 25, 2023, the Company’s Board of Directors approved increases in the aggregate amount of the Company’s previously approved $750,000 stock repurchase program plan to $900,000, $1,900,000, and $2,900,000, respectively. As of December 31, 2023 the amount available under the stock repurchase program is $1,128,119 and is not subject to an expiration date. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans.

During the year ended December 31, 2023, 17,564,524 shares were repurchased and retired at an average price of $18.14 per share for a total cost of $321,867. During the year ended December 31, 2022, 33,526,226 shares were repurchased and retired at an average price of $16.93 per share for a total cost of $568,128. During the year ended December 31, 2021, 18,284,598 shares were repurchased and retired at an average price of $13.17 per share for a total cost of $241,243.

NOTE 6—INCOME TAXES:

Income tax expense (benefit) provided on earnings consisted of:

	For the Years Ended December 31,
	2023	2022	2021
Current:
U.S. Federal	$—	$—	$—
U.S. State	4,777	6,188	17
	4,777	6,188	17
Deferred:
U.S. Federal	455,224	(40,649)	(157,626)
U.S. State	42,208	(35,409)	19,739
	497,432	(76,058)	(137,887)

Total Income Tax Expense (Benefit)	$502,209	$(69,870)	$(137,870)

The components of the net deferred taxes are as follows:

	December 31,
	2023	2022
Deferred Tax Assets:
Net Operating Loss- Federal	$160,405	$187,154
Section 174 Expenses	92,414	26,397
Net Operating Loss - State	76,259	82,189
Federal Tax Credits	45,619	34,317
Interest Limitation	36,451	14,618
Operating Lease Liabilities	36,297	45,427
Gas Well Closing	24,652	25,045
State Deferred Tax Adjustment	15,983	—
Gas Derivatives	14,466	461,952
Salary Retirement	8,488	8,167
Equity Compensation	5,419	4,474
Convertible Note Amortization	3,628	5,080
Foreign Tax Credit	—	7,738
Other	6,089	8,396
Total Deferred Tax Assets	526,170	910,954
Valuation Allowance	(39,264)	(84,609)
Net Deferred Tax Assets	486,906	826,345

Deferred Tax Liabilities:
Property, Plant and Equipment	(1,177,773)	(850,095)
Operating Lease Right-of-Use Assets	(35,321)	(44,238)
Investment in Partnerships	(2,303)	(163,483)
Advance Gas Royalties	(404)	(286)
Other	(559)	(523)
Total Deferred Tax Liabilities	(1,216,360)	(1,058,625)

Net Deferred Tax Liability	$(729,454)	$(232,280)

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

On December 31, 2023, the Company made a state law conversion of a subsidiary from a corporation to a limited liability company. The conversion effectively terminates the tax partnership treatment of CNX Midstream Partners LP for federal and state income tax purposes. As such as of December 31, 2023, the deferred tax assets and liabilities are separately stated in the underlying deferred tax asset and liability categories, primarily Property, Plant and Equipment.

As of December 31, 2023, the Company has a deferred tax asset related to federal net operating losses of $160,405. The pre-2018 federal net operating losses will expire at various times between 2035 and 2037. Because of the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017 and the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted on March 27, 2020, the federal net operating losses (NOLs) generated in 2018 - 2021 do not expire but may only offset 80% of taxable income in any tax years beginning after 2020.

As of December 31, 2023 and 2022, the Company has $45,619 and $34,317, respectively, of Federal Tax Credits available to offset future federal tax. These credits expire between 2032 and 2043.

A valuation allowance on foreign tax credits of $7,738 was recorded at December 31, 2022. The valuation allowance was decreased by $7,738 in 2023 due to the expiration of the remaining foreign tax credits.

CNX has, on an after federal tax basis, a deferred tax asset related to state operating losses of $76,259 with a related valuation allowance of $39,264 at December 31, 2023. The deferred tax asset related to state operating losses, on an after-tax adjusted basis, was $82,189 with a related valuation allowance of $76,871 at December 31, 2022. A review of positive and negative evidence regarding these state tax attributes concluded that the valuation allowances for various CNX subsidiaries was warranted.

West Virginia enacted legislation in March 2023 for public companies which allows for a deduction for the deferred tax adjustment as of January 1, 2022 resulting from the change in state apportionment methodology from three factor to single sales factor and elimination of the throw-out rule if the change results in an aggregate increase in net deferred tax liabilities, decrease in net deferred tax assets, or change from a net deferred tax asset to a net deferred tax liability. The deduction is available over a ten year period beginning with the first tax year on or after January 1, 2033. The Company has recorded an income tax benefit of $15,983 in the Consolidated Statements of Income to reflect the recent legislative change resulting in a decrease to deferred tax liabilities in the Consolidated Balance Sheets.

Pennsylvania enacted legislation in July 2022 that, among other things, gradually reduced the corporate net income tax rate over the next several years beginning in 2023 to 8.99% to ultimately 4.99% in 2031. In 2022, the Company revised the deferred state income tax rates and apportionment factors for several states to reflect, among other things, the recent PA rate reduction resulting in a benefit to deferred tax expense in the Consolidated Statements of Income. Deferred taxes also include changes relating to valuation allowance assertions against various state net operating losses due to the tax accounting treatment of unrealized gains and losses on commodity derivatives.

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

The following is a reconciliation, stated as a percentage of pretax income, of the United States statutory federal income tax rate to CNX's effective tax rate:

	For the Years Ended December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. Federal Income Tax Rate	$466,814	21.0%	$(44,509)	21.0%	$(133,668)	21.0%
Net Effect of State Income Taxes	83,379	3.8	(5,817)	2.8	(36,300)	5.7
Uncertain Tax Positions	17,673	0.8	14,440	(6.8)	35,914	(5.6)
Effect of Equity Compensation	1,036	—	2,254	(1.1)	2,465	(0.4)
Effect of Change in Valuation Allowance	(37,607)	(1.7)	(35,427)	16.7	28,704	(4.5)
Deferred Adjustments	(837)	—	2,481	(1.2)	(4,408)	0.7
Effect of State Rate Changes	297	—	10,025	(4.7)	22,458	(3.5)
Effect of Federal Tax Credits	(28,974)	(1.3)	(15,723)	7.4	(53,269)	8.3
Other	428	—	2,406	(1.1)	234	—
Income Tax Expense (Benefit) / Effective Rate	$502,209	22.6%	$(69,870)	33.0%	$(137,870)	21.7%

The effective tax rate for the year ended December 31, 2023 differs from the U.S. federal statutory rate primarily due to federal income tax credits, offset by uncertain tax positions, state taxes (West Virginia tax law change), equity compensation, and the decrease in certain state valuation allowance assertions as a result of a higher-than-expected unrealized gain on commodity derivative instruments generated during 2023.

The effective tax rate for the year ended December 31, 2022 differs from the U.S. federal statutory rate primarily due to federal income tax credits, offset by uncertain tax positions, state taxes, equity compensation, and the decrease in certain state valuation allowance assertions as a result of a reduction in the Pennsylvania corporate income tax rate applied to deferred taxes and a higher-than-expected unrealized loss on commodity derivative instruments generated during 2022.

The effective tax rate for the year ended December 31, 2021 differs from the U.S. federal statutory rate primarily due to federal income tax credits, offset by uncertain tax positions, state taxes, equity compensation, and the increase in certain state valuation allowance assertions as a result of a higher-than-expected unrealized loss on commodity derivative instruments generated during 2021.
A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits is as follows:

	For the Years Ended
	December 31,
	2023	2022
Balance at Beginning of Period	$82,245	$67,805
Increase in Unrecognized Tax Benefits Resulting from Tax Positions Taken During Current Period	11,229	—
Increase in Unrecognized Tax Benefits Resulting from Tax Positions Taken During Prior Periods	6,444	14,440
Balance at End of Period	$99,918	$82,245

If these unrecognized tax benefits were recognized, $99,918 and $82,245 would affect CNX's effective income tax rate for 2023 and 2022, respectively.

In 2023 and 2022, CNX recognized an increase in unrecognized tax benefits of $6,444 and $14,440, respectively, for tax benefits resulting from tax positions taken on our 2022 and 2021 federal tax returns for additional federal tax credits. CNX also recognized an increase in unrecognized tax benefits in 2023 of $11,229 for tax benefits resulting from tax positions expected to be taken on our 2023 federal tax returns for additional federal tax credits.

CNX recognizes accrued interest related to unrecognized tax benefits in its interest expense. As of December 31, 2023 and 2022, the Company reported no accrued liability relating to interest in Other Liabilities in the Consolidated Balance Sheets. During the years ended December 31, 2023 and 2022, CNX paid no interest related to income tax deficiencies.

CNX recognizes penalties accrued related to uncertain tax positions in its income tax expense. CNX had no accrued liabilities for tax penalties as of December 31, 2023 and 2022.

CNX and its subsidiaries file federal income tax returns with the United States and income tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, or local income tax examinations by tax authorities for the years before 2020.

NOTE 7—ASSET RETIREMENT OBLIGATIONS:
The reconciliation of changes in asset retirement obligations is as follows:

	December 31,
	2023	2022
Balance, Beginning of Year	$98,814	$96,013
Obligations Divested	(2,263)	(251)
Accretion Expense	9,025	7,982
Obligations Incurred	1,846	1,336
Obligations Settled	(12,070)	(7,360)
Revisions in Estimated Cash Flows	17,860	1,094
Balance, End of Year	$113,212	$98,814
NOTE 8—PROPERTY, PLANT AND EQUIPMENT:

	December 31,
	2023	2022
Intangible Drilling Cost	$5,902,498	$5,554,021
Gas Gathering Equipment	2,631,110	2,542,587
Gas Wells and Related Equipment	1,513,945	1,342,719
Proved Gas Properties	1,374,685	1,345,114
Unproved Gas Properties	724,401	734,890
Surface Land and Other Equipment	187,316	193,153
Other	203,163	195,214
Total Property, Plant and Equipment	12,537,118	11,907,698
Less: Accumulated Depreciation, Depletion and Amortization	5,194,485	4,811,189
Total Property, Plant and Equipment - Net	$7,342,633	$7,096,509

Amounts below reflect properties where drilling operations have not yet commenced and therefore were not being amortized for the years ended December 31, 2023 and 2022, respectively. These assets will be amortized using the units-of-production method and reclassified to proved gas properties when placed in service.

	December 31,
	2023	2022
Unproved Gas Properties	$724,401	$734,890
Advance Royalties	1,597	1,130
Total	$725,998	$736,020

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS:

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

For the Company’s annual impairment assessment during the fourth quarter of 2023, the Company elected to perform a qualitative impairment test on its goodwill and concluded that it is more likely than not that the fair value exceeded the carrying value and goodwill was not impaired.

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

The accumulated impairment loss on goodwill is $473,045, resulting in a carrying value of $323,314 at both December 31, 2023 and 2022.

Other Intangible Assets:

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	December 31,
	2023	2022
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	39,314	32,762
Total Other Intangible Assets, net	$70,438	$76,990

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets was $6,552 for the year ended December 31, 2023, $6,553 for the year ended December 31, 2022 and $6,552 for the year ended December 31, 2021. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 10—REVOLVING CREDIT FACILITIES:

CNX:
On each of May 10, 2023 and May 5, 2022, CNX amended its Third Amended and Restated Credit Agreement dated October 6, 2021 (as amended, the “CNX Credit Agreement”), which provides for a senior secured revolving credit facility (the “CNX Credit Facility”). In 2022, revisions were made to replace LIBOR as a benchmark interest rate with SOFR, or the secured overnight financing rate. In 2023, the elected commitments of the CNX Credit Agreement were increased from $1,300,000 to $1,350,000. Following the amendments, CNX remains the borrower and certain of its subsidiaries (not including CNX Midstream Partners LP (CNXM), its subsidiaries or general partner) as guarantor loan parties on the CNX Credit Agreement. The CNX Credit Agreement replaced the prior CNX revolving credit facility and remains subject to semi-annual redetermination. The CNX Credit Agreement has a $2,250,000 borrowing base and $1,350,000 in elected commitments, including borrowings and letters of credit. The CNX Credit Agreement matures on October 6, 2026, provided that if at any time on or after January 30, 2026 availability under the CNX Credit Agreement minus the aggregate principal amount of any and all such outstanding Convertible Notes is less than 20% of the aggregate commitments under the CNX Credit Agreement (the first such date, the “Springing Maturity Date”), then the CNX Credit Agreement will mature on the Springing Maturity Date.
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

The CNX Credit Agreement also requires that CNX maintain a maximum net leverage ratio of no greater than 3.50 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding derivative asset/liability position, and convertible note liability until one year prior to maturity, and borrowings under the revolver, measured quarterly. The calculation of all of the ratios excludes CNX Gathering and CNXM and its subsidiaries. CNX was in compliance with all financial covenants as of December 31, 2023.

At December 31, 2023, the CNX Credit Agreement had $52,050 borrowings outstanding, with a weighted average interest rate of 7.64% and $43,684 of letters of credit outstanding, leaving $1,254,266 of unused capacity. At December 31, 2022, the CNX Credit Agreement had no borrowings outstanding and $171,272 of letters of credit outstanding, leaving $1,128,728 of unused capacity.

CNXM:
On May 5, 2022, CNXM amended its Amended and Restated Credit Agreement dated October 6, 2021 (as amended, the “CNXM Credit Agreement”), which provides for a $600,000 senior secured revolving credit facility (“CNXM Credit Facility”) that matures on October 6, 2026. Revisions were made to replace LIBOR as a benchmark interest rate with SOFR. CNXM remains the borrower and certain of its subsidiaries remain as guarantor loan parties on the CNXM Credit Agreement. The CNXM Credit Agreement replaced the prior CNXM revolving credit facility and is not subject to semi-annual redetermination. CNX is not a guarantor under the CNXM Credit Agreement.

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

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum net leverage ratio of no greater than between 5.00 to 1.00 ranging to no greater than 5.25 to 1.00 in certain circumstances; (y) a maximum secured leverage ratio of no greater than 3.25 to 1.00 and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00; in each case as calculated in accordance with the terms and definitions determining such ratios contained in the CNXM Credit Agreement. CNXM was in compliance with all financial covenants as of December 31, 2023.

At December 31, 2023, the CNXM Credit Agreement had $105,150 of borrowings outstanding, with a weighted average interest rate of 7.50% and no letters of credit outstanding, leaving $494,850 of unused capacity. At December 31, 2022, the CNXM Credit Agreement had $153,700 of borrowings outstanding, with a weighted average interest rate of 6.45% and $30 of letters of credit outstanding, leaving $446,270 of unused capacity.

NOTE 11—OTHER ACCRUED LIABILITIES:

	December 31,
	2023	2022
Royalties	$100,847	$144,482
Accrued Interest	44,227	36,744
Transportation Charges	17,824	12,808
Deferred Revenue	15,831	22,095
Short-Term Incentive Compensation	10,961	18,956
Accrued Other Taxes	9,343	14,067
Accrued Payroll & Benefits	6,619	6,318
Purchased Gas Payable	1,002	5,266
Other	16,777	18,142
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	7,897	9,735
Salary Retirement	1,886	1,878
Total Other Accrued Liabilities	$233,214	$290,491

NOTE 12—LONG-TERM DEBT:

	December 31,
	2023	2022
Senior Notes due January 2029 at 6.00%, Issued at Par Value	$500,000	$500,000
Senior Notes due January 2031 at 7.375% (Principal of $500,000 less Unamortized Discount of $5,308 and $6,061, respectively)	494,692	493,939
CNX Midstream Partners LP Senior Notes due April 2030 at 4.75% (Principal of $400,000 less Unamortized Discount of $3,654 and $4,231, respectively)*	396,346	395,769
Senior Notes due March 2027 at 7.25% (Principal of $350,000 plus Unamortized Premium of $1,728 and $2,266 , respectively)	351,728	352,266
Convertible Senior Notes due May 2026 at 2.25% (Principal of $330,654 less Unamortized Discount and Issuance Costs of $4,586 and $6,460, respectively)	326,068	324,194
CNX Midstream Partners LP Revolving Credit Facility*	105,150	153,700
CNX Revolving Credit Facility	52,050	—
Less: Unamortized Debt Issuance Costs	11,660	14,133
	$2,214,374	$2,205,735
Less: Current Portion	325,668	—
Long-Term Debt	$1,888,706	$2,205,735
*CNX is not a guarantor of CNXM's 4.75% Senior Notes due April 2030 or CNXM's Credit Facility.

At December 31, 2023, annual undiscounted maturities of CNX and CNXM long-term debt during the next five years and thereafter are as follows:

Year ended December 31,	Amount
2024	$—
2025	—
2026	487,854
2027	350,000
2028	—
Thereafter	1,400,000
Total Long-Term Debt Maturities	$2,237,854

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

During the year ended December 31, 2022, CNX purchased and retired $350,000 of its outstanding 7.25% Senior Notes due March 2027. As part of the transaction, a loss of $9,972 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income.

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

During the year ended December 31, 2021, CNXM purchased and retired $400,000 aggregate principal amount of its outstanding 6.50% Senior Notes due March 2026. As part of this transaction, a loss of $25,727 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income.

During the year ended December 31, 2021, CNX’s wholly owned subsidiary Cardinal States Gathering Company LLC (“Cardinal States”) repaid in full the outstanding principal of $107,705 of its non-revolving credit facility and terminated the facility. As part of this transaction, a loss of $5,763 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income.

Additionally, during the year ended December 31, 2021, CNX’s wholly owned subsidiary CSG Holdings II LLC (“CSG Holdings”) repaid in full the outstanding principal of $39,726 on its non-revolving credit facility and terminated the facility. As part of this transaction, a loss of $2,247 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income.

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

Pursuant to the terms of the Convertible Notes indenture, the Sale Price per share of Common Stock condition for conversion of the Convertible Notes was satisfied as of December 31, 2023, and, accordingly, holders of Convertible Notes are permitted to convert any of their Convertible Notes, at their option, at any time during the quarter beginning on January 1, 2024 and ending on March 31, 2024, subject to all terms and conditions set forth in the Convertible Notes indenture. At December 31, 2023, the conditions of allowing holders of the Convertible Notes to exercise their conversion right were met and as of December 31, 2023, the Convertible Notes were convertible. The Convertible Notes are therefore classified as short-term debt at December 31, 2023.

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

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

	December 31,
	2023	2022
Liability Component:
Principal	$330,654	$330,654
Unamortized Issuance Costs	$(4,586)	$(6,460)
Net Carrying Amount	$326,068	$324,194

Fair Value	$537,465	$483,581
Fair Value Hierarchy	Level 2	Level 2

Interest expense related to the Convertible Notes is as follows:

	For the Years Ended December 31,
	2023	2022
Contractual Interest Expense	$7,440	$7,577
Amortization of Issuance Costs	1,873	1,871
Total Interest Expense	9,313	9,448

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

On May 26, 2023, CNX entered into a new lease for office space that is expected to result in an operating lease ROU asset of approximately $5,270 and an operating lease obligation of approximately $4,370 in April 2024, which is when the lease is expected to commence. On January 2, 2024, CNX entered into a new lease for an electric-powered drilling system that is expected to result in a finance lease asset, to be included within property, plant and equipment, and as a finance lease obligation of $18,823 in March 2024, which is when the lease is expected to commence.

The components of lease cost were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Operating Lease Cost	$63,087	$56,725	$60,364
Finance Lease Cost:
Amortization of Right-of-Use Assets	1,628	665	1,577
Interest on Lease Liabilities	429	78	123
Short-term Lease Cost	2,357	7,784	8,589
Variable Lease Cost*	12,401	9,271	7,100
Total Lease Cost	$79,902	$74,523	$77,753
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
Amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2023	2022
Operating Leases:
Operating Lease Right-of-Use Assets	$139,466	$174,849

Current Portion of Operating Lease Obligations	$53,791	$47,436
Operating Lease Obligations	89,531	132,105
Total Operating Lease Liabilities	$143,322	$179,541

Finance Leases:
Property, Plant and Equipment	$10,864	$6,777
Less—Accumulated Depreciation, Depletion and Amortization	3,502	3,926
Property, Plant and Equipment—Net	$7,362	$2,851

Current Portion of Finance Lease Obligations	$1,862	$881
Finance Lease Obligations	5,500	1,970
Total Finance Lease Liabilities	$7,362	$2,851

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows for Operating Leases	$64,139	$55,729	$56,966
Operating Cash Flows for Finance Leases	$429	$78	$123
Financing Cash Flows for Finance Leases	$1,627	$665	$2,785
Right-of-Use Assets Obtained in Exchange for Lease Obligations:
Operating Leases	$19,477	$36,758	$4,010
Finance Leases	$6,178	$1,742	$772

Maturities of lease liabilities are as follows:

	Operating	Finance
	Leases	Leases
Year Ended December 31,
2024	$59,430	$2,401
2025	50,373	2,347
2026	19,372	2,278
2027	6,048	1,963
2028	6,109	598
Thereafter	15,422	30
Total Lease Payments	156,754	9,617
Less: Interest	13,432	2,255
Present Value of Lease Liabilities	$143,322	$7,362

Lease terms and discount rates are as follows:

	For the Years Ended December 31,
	2023	2022	2021
Weighted Average Remaining Lease Term (years):
Operating Leases	3.59	4.41	6.20
Finance Leases	4.08	4.01	3.56

Weighted Average Discount Rate:
Operating Leases	4.84%	4.65%	4.84%
Finance Leases	7.35%	6.17%	1.72%

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

The reconciliation of changes in the benefit obligation, plan assets and funded status of the pension benefits is as follows:

	December 31,
	2023	2022
Change in Benefit Obligation:
Benefit Obligation at Beginning of Period	$32,223	$42,990
Interest Cost	1,675	1,035
Actuarial Loss (Gain)	1,442	(10,006)
Benefits and Other Payments	(1,799)	(1,796)
Benefit Obligation at End of Period	$33,541	$32,223

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Period	$—	$—
Company Contributions	1,799	1,796
Benefits and Other Payments	(1,799)	(1,796)
Fair Value of Plan Assets at End of Period	$—	$—

Funded Status:
Current Liabilities	$(1,886)	$(1,878)
Noncurrent Liabilities	(31,655)	(30,345)
Net Obligation Recognized	$(33,541)	$(32,223)

Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Net Actuarial Loss	$9,153	$7,884
Prior Service Cost	842	1,063
Total	9,995	8,947
Less: Tax Benefit	2,694	2,434
Net Amount Recognized	$7,301	$6,513

The components of the net periodic benefit cost are as follows:

	For the Years Ended December 31,
	2023	2022	2021
Components of Net Periodic Benefit Cost:
Interest Cost	1,675	1,035	855
Amortization of Prior Service Cost	222	221	222
Recognized Net Actuarial Loss	173	510	513
Net Periodic Benefit Cost	$2,070	$1,766	$1,590

CNX utilizes a corridor approach to amortize actuarial gains and losses that have been accumulated under the pension plan. Cumulative gains and losses that are in excess of 10% of the greater of either the projected benefit obligation (PBO) or the market-related value of plan assets are amortized over the expected remaining future lifetime of all plan participants for the pension plan.

The following table provides information related to the pension plan with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2023	2022
Projected Benefit Obligation	$33,541	$32,223
Accumulated Benefit Obligation	$33,541	$32,223
Fair Value of Plan Assets	$—	$—

Assumptions:

The weighted-average assumptions used to determine benefit obligations are as follows:

	As of December 31,
	2023	2022
Discount Rate	5.15%	5.43%
Rate of Compensation Increase	—%	—%
Interest Credited Rate	4.74%	4.43%

The discount rates are determined using a Company-specific yield curve model (above-mean) developed with the assistance of an external actuary. The Company-specific yield curve models (above-mean) use a subset of the expanded bond universe to determine the Company-specific discount rate. Bonds used in the yield curve are rated AA by Moody's or Standard & Poor's as of the measurement date. The yield curve models parallel the plans' projected cash flows, and the underlying cash flows of the bonds included in the models exceed the cash flows needed to satisfy the Company plans. The increase in discount rate during 2022 compared to the prior year caused a significant actuarial gain during the year ended December 31, 2022.

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	For the Years ended December 31,
	2023	2022	2021
Discount Rate	5.43%	2.84%	2.47%
Rate of Compensation Increase	—%	—%	—%
Interest Credited Rate	4.81%	4.07%	2.71%

Cash Flows:
The following benefit payments, which reflect expected future service, are expected to be paid:

Pension
Year ended December 31,	Benefits
2024	$1,886
2025	$1,983
2026	$2,053
2027	$2,143
2028	$2,236
Year 2029-2033	$13,057
NOTE 15—STOCK-BASED COMPENSATION:
CNX's Equity Incentive Plan provides for grants of stock-based awards to key employees and to non-employee directors. Amendments to the Equity Incentive Plan have been adopted and approved by the Board of Directors and the Company's shareholders since the commencement of the Equity Incentive Plan. Most recently, in May 2020 the Company's Shareholders adopted and approved a 10,775,000 increase to the total number of shares available for issuance. At December 31, 2023, 7,853,582 shares of common stock remained available for grant under the plan. The Equity Incentive Plan provides that the aggregate number of shares available for issuance will be reduced by one share for each share relating to stock options and by 1.62 for each share relating to Performance Share Units (PSUs) or Restricted Stock Units (RSUs). No award of stock options may be exercised under the Equity Incentive Plan after the tenth anniversary of the grant date of the award.

For those shares expected to vest, CNX recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term. Options and RSUs vest over a three-year term. PSUs granted in 2019 vest over a five-year term and PSUs granted in 2020-January 2023 vest over a three-year term subject to performance conditions. PSUs granted in August 2023 vest over a seven-year term. If an employee leaves the Company, all unvested shares are forfeited. CNX recognizes forfeitures as they occur. The vesting of all awards will accelerate in the event of death and disability and may accelerate upon a change in control of CNX.

The total stock-based compensation expense recognized relating to CNX shares during the years ended December 31, 2023, 2022 and 2021 was $20,235, $16,375 and $16,560, respectively. The related deferred tax benefit totaled $6,983, $4,497, $4,409, respectively.

As of December 31, 2023, CNX has $24,731 of unrecognized compensation cost related to all non-vested stock-based compensation awards, which is expected to be recognized over a weighted-average period of 3.15 years. When stock options are exercised, and restricted and performance stock unit awards become vested, the issuances are made from CNX's common stock shares.
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
The total fair value of options granted during the years ended December 31, 2023 and 2022 was $115 and $115, respectively, based on the following assumptions and weighted average fair values. There were no options granted during the year ended December 31, 2021.

	December 31,
	2023	2022
Weighted Average Fair Value of Grants	$7.06	$10.60
Risk-free Interest Rate	3.24%	3.02%
Expected Dividend Yield	—%	—%
Expected Forfeiture Rate	—%	—%
Expected Volatility	48.70%	54.00%
Expected Term in Years	5.50	5.5
A summary of the status of stock options granted is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term (in	Value (in
	Shares	Price	years)	thousands)
Outstanding at December 31, 2022	2,262,845	$8.55
Granted	16,289	$14.63
Exercised	(193,264)	$9.10
Outstanding at December 31, 2023	2,085,870	$8.55	2.72	$23,890
Exercisable at December 31, 2023	2,069,581	$8.50	2.67	$23,802
At December 31, 2023, there were 1,657,445 employee stock options outstanding under the Equity Incentive Plan. Non-employee director stock options vest one year after the grant date. There are 428,425 stock options outstanding under these grants.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between CNX's closing stock price on the last trading day of the year ended December 31, 2023 and the option's exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2023. This amount varies based on the fair market value of CNX's stock. The total intrinsic value of options exercised for the years ended December 31, 2023, 2022 and 2021 was $2,015, $1,825, and $5,027, respectively.

Cash received from option exercises for the years ended December 31, 2023, 2022 and 2021 was $1,760, $1,197 and $5,087, respectively. The tax impact from option exercises totaled $529, $463 and $960 for the years ended December 31, 2023, 2022 and 2021, respectively.

Restricted Stock Units:

Under the Equity Incentive Plan, CNX grants certain employees and non-employee directors RSU awards, which entitle the holder to receive shares of common stock as the award vests. Non-employee director RSUs vest at the end of one year. Compensation expense is recognized over the vesting period of the units, described above. The total fair value of RSUs granted during the years ended December 31, 2023, 2022 and 2021 was $16,194, $16,852 and $12,603, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2023, 2022 and 2021 was $12,321, $11,811 and $9,249, respectively.

The following table represents the nonvested restricted stock units and their corresponding fair value (based upon the closing share price) at the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2022	1,833,920	$12.69
Granted	999,465	$16.20
Vested	(1,031,200)	$11.95
Forfeited	(205,645)	$14.51
Nonvested at December 31, 2023	1,596,540	$15.14
Performance Share Units:
Under the Equity Incentive Plan, CNX grants certain employees performance share unit awards, which entitle the holder to shares of common stock subject to the achievement of certain market and performance goals. Compensation expense is recognized over the performance measurement period of the units in accordance with the provisions of the Stock Compensation Topic of the FASB Accounting Standards Codification for awards with market and performance vesting conditions. The total fair value of performance share units granted during the years ended December 31, 2023, 2022 and 2021 was $18,383, $7,726 and $7,634, respectively. The total fair value of performance share units vested during the years ended December 31, 2023, 2022 and 2021 was $4,563, $949 and $6,206, respectively.
The following table represents the nonvested performance share units and their corresponding fair value (based upon the Monte Carlo Methodology for market-based awards and the stock price on the date of grant for performance based awards) on the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2022	2,293,678	$10.53
Granted	1,687,329	$10.89
Vested	(576,421)	$7.92
Forfeited	(605,868)	$12.93
Nonvested at December 31, 2023	2,798,718	$10.77

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION:
The following are non-cash transactions that impact the investing and financing activities of CNX.
As of December 31, 2023, 2022 and 2021, CNX purchased goods and services related to capital projects in the amount of $28,198, $56,052 and $35,592, respectively, which are included in accounts payable.

The following table shows cash paid (received):

	For the Years Ended December 31,
	2023	2022	2021
Interest (Net of Amounts Capitalized)	$122,279	$126,643	$123,466
Income Taxes	$7,329	$—	$—

NOTE 17—CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:
CNX markets natural gas primarily to gas wholesalers in the United States. Concentration of credit risk is summarized below:

	December 31,
	2023	2022
Gas Wholesalers	$99,493	$304,842
NGL, Condensate & Processing Facilities	12,005	26,382
Other	4,705	17,318
Allowance for Credit Losses	(84)	(84)
Total Accounts Receivable Trade	$116,119	$348,458
As of December 31, 2023, receivables of $13,416 due from NRG Business Marketing LLC (formerly Direct Energy Business Marketing LLC) and $11,611 due from DTE Energy were included in the Gas Wholesalers balance above. As of December 31, 2022, a receivable of $33,322 due from Direct Energy Business Marketing LLC was included. No other customers made up more than 10% of the total balances.
During the year ended December 31, 2023, sales to Citadel Energy Marketing LLC were $180,039 and sales to NRG Business Marketing LLC (formerly Direct Energy Business Marketing LLC) were $165,465, each of which comprised over 10% of the Company's revenue from contracts with external customers for the period.
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
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at December 31, 2023				Fair Value Measurements at December 31, 2022
Description	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Commodity Derivatives	$—	$(55,701)	*	$—	$—	$(1,904,830)	**	$—
Interest Rate Swaps	$—	$1,099		$—	$—	$4,561		$—
*Includes $6,741 of derivatives that have been settled but not received and $900 that have been settled but not paid.
**Includes $77,662 of gas derivatives that have been settled but not paid.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$443	$443	$21,321	$21,321
Long-Term Debt (Excluding Debt Issuance Costs)*	$2,226,034	$2,376,594	$2,219,868	$2,240,919
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

The total notional amounts of CNX's derivative instruments were as follows:

	December 31,		Forecasted to
	2023	2022	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,349.2	1,607.9	2027
Natural Gas Basis Swaps (Bcf)	760.3	1,023.7	2027
Propane Commodity Swaps (Mbbls)	81.0	$—	2024
Interest Rate Swaps	$410,000	$410,000	2024

The gross fair value of CNX's derivative instruments was as follows:

	December 31,
	2023	2022
Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$168,532	$21,759
Propane Swaps	1,003	—
Basis Only Swaps	77,540	118,115
Interest Rate Swaps	5,449	14,600
Total Current Assets	$252,524	$154,474

Other Non-Current Assets:
Commodity Derivative Instruments:
Commodity Swaps	$166,701	$42,786
Basis Only Swaps	113,829	197,280
Interest Rate Swaps	—	4,865
Total Other Non-Current Assets	$280,530	$244,931

Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$47,279	$732,717
Basis Only Swaps	9,473	38,559
Interest Rate Swaps	4,350	11,377
Total Current Liabilities	$61,102	$782,653

Non-Current Liabilities:
Commodity Derivative Instruments:
Commodity Swaps	$484,357	$1,466,124
Basis Only Swaps	42,197	47,370
Interest Rate Swaps	—	3,527
Total Non-Current Liabilities	$526,554	$1,517,021

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Years Ended December 31,
	2023		2022		2021
Realized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$62,567		$(1,971,287)		$(596,619)
Natural Gas Basis Swaps	98,582		158,510		57,603
Propane Swaps	1,877		—		—
Total Realized Gain (Loss) on Commodity Derivative Instruments	163,026	*	(1,812,777)	**	(539,016)

Unrealized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	1,858,060		(922,424)		(1,240,827)
Natural Gas Basis Swaps	(93,222)		71,426		147,110
Propane Swaps	788		—		—
Total Unrealized Gain (Loss) on Commodity Derivative Instruments	1,765,626		(850,998)		(1,093,717)

Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	1,920,627		(2,893,711)		(1,837,446)
Natural Gas Basis Swaps	5,360		229,936		204,713
Propane Swaps	2,665		—		—
Total Gain (Loss) on Commodity Derivative Instruments	$1,928,652		$(2,663,775)		$(1,632,733)
*Includes $6,741 of derivatives that have been settled but not received and $900 that have been settled but not paid at December 31, 2023, and excludes $77,662 of gas derivatives that were settled but not paid at December 31, 2022.
**Includes $77,662 of gas derivatives that were settled but not paid at December 31, 2022.

The effect of interest rate swaps on Interest Expense in the Company's Consolidated Statements of Income was as follows:

	For the Years Ended December 31,
	2023	2022	2021
Cash Received (Paid) in Settlement of Interest Rate Swaps	$4,207	$(1,572)	$(5,574)
Unrealized (Loss) Gain on Interest Rate Swaps	(3,463)	10,348	8,485
Gain on Interest Rate Swaps	$744	$8,776	$2,911

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
The 1992 Coal Industry Retiree Health Benefit Act ("Coal Act"), in Section 9711, requires coal companies that were providing health benefits to United Mine Workers of America ("UMWA") retirees as of February 1993 to continue providing health benefits to such individuals, in substantially the same coverages, for as long as the last signatory operator remains in business. Section 9711 also requires any "related person" to be joint and severally liable for the provision of these health benefits. On May 1, 2020, the court in the Murray Energy Corporation ("Murray") bankruptcy proceedings approved a settlement agreement between Murray and the UMWA that transferred to the UMWA 1992 Benefit Plan the Coal Act liabilities for retirees in Murray’s Section 9711 plan. The retirees transferred by Murray to the 1992 Benefit Plan include approximately

2,159 retirees allegedly traced to the December 2013 sale by CONSOL Energy Inc. to Murray Energy of the following possible last signatory operators: Consolidation Coal Company, McElroy Coal Company, Southern Ohio Coal Company, Central Ohio Coal Company, Keystone Coal Mining Corp., and Eighty-Four Mining Company (the "Sold Subsidiaries"). On May 2, 2020, the Trustees of the UMWA 1992 Benefit Plan sued CNX and CONSOL Energy Inc. ("CONSOL'") in federal court contending that the Sold Subsidiaries were last signatory operators and that CNX and CONSOL are related persons to the Sold Subsidiaries and, as such, CNX and CONSOL are jointly and severally liable for the Coal Act health benefits allegedly owed to the eligible retirees traced to the Sold Subsidiaries. The 1992 Plan seeks, among other relief, a declaration that CNX and CONSOL are obligated to enroll the eligible retirees attributed to the Sold Subsidiaries in a Section 9711 Plan; that CNX and CONSOL are liable to post the security required by Section 9712; and, that CNX and CONSOL are liable to pay per beneficiary premiums until the eligible retirees are enrolled in a Section 9711 plan, and other fees, costs and disbursements under the Coal Act. On March 29, 2022, the Court denied the Defendants’ Motions to Dismiss and we are now defending this action on the merits. Further, under the Separation and Distribution Agreement that was entered into at the time we spun-out our coal business in 2017, CONSOL agreed to indemnify CNX for all coal-related liabilities, including this lawsuit. With respect to this matter, although a loss is possible, it is not probable, and accordingly no accrual has been recognized.

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

At December 31, 2023, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on CNX’s financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$40,331	$40,331	$—	$—	$—
Other	3,353	3,353	—	—	—
Total Letters of Credit	43,684	43,684	—	—	—
Surety Bonds:
Employee-Related	2,250	2,250	—	—	—
Environmental	11,449	11,449	—	—	—
Firm Transportation	126,336	126,336	—	—	—
Financial Guarantees	72,720	72,720	—	—	—
Other	8,682	8,682	—	—	—
Total Surety Bonds	221,437	221,437	—	—	—
Total Commitments	$265,121	$265,121	$—	$—	$—

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

Consolidated Balance Sheets. As of December 31, 2023, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$247,586
1 - 3 years	446,255
3 - 5 years	373,180
More than 5 years	581,370
Total Purchase Obligations	$1,648,391

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

Industry segment results for the year ended December 31, 2023 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$1,170,393	$130,763	$1,062	$1,302,218	(A)
Purchased Gas Revenue	—	—	74,218	74,218
Gain on Commodity Derivative Instruments	151,408	11,554	1,765,690	1,928,652
Other Revenue and Operating Income	66,559	—	63,301	129,860	(B)
Total Revenue and Other Operating Income	$1,388,360	$142,317	$1,904,271	$3,434,948
Total Operating Expense	$746,050	$141,708	$304,351	$1,192,109
Earnings Before Income Tax	$642,310	$609	$1,580,006	$2,222,925
Segment Assets	$6,656,655	$948,795	$1,021,207	$8,626,657	(C)
Depreciation, Depletion and Amortization	$365,020	$50,052	$18,514	$433,586
Capital Expenditures	$629,631	$36,804	$12,969	$679,404

(A)     Included in Total Natural Gas, NGLs and Oil Revenue are sales of $180,039 to Citadel Energy Marketing LLC and $165,465 to NRG Business Marketing LLC (formerly Direct Energy Business Marketing LLC), each of which comprises over 10% of revenue from contracts with external customers for the period.
(B)    Includes midstream revenue of $66,559 and equity in earnings of unconsolidated affiliates of $2,942 for Shale and Other, respectively. Other also includes sales of environmental attributes of $40,685.
(C)    Includes investments in unconsolidated equity affiliates of $13,682.

Industry segment results for the year ended December 31, 2022 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$3,334,677	$314,695	$2,740	$3,652,112	(D)
Purchased Gas Revenue	—	—	185,552	185,552
Loss on Commodity Derivative Instruments	(1,672,974)	(139,131)	(851,670)	(2,663,775)
Other Revenue and Operating Income	69,618	—	17,704	87,322	(E)
Total Revenue and Other Operating Income (Loss)	$1,731,321	$175,564	$(645,674)	$1,261,211
Total Operating Expense	$790,960	$131,426	$399,255	$1,321,641
Earnings (Loss) Before Income Tax	$940,361	$44,138	$(1,196,446)	$(211,947)
Segment Assets	$6,452,075	$959,126	$1,104,572	$8,515,773	(F)
Depreciation, Depletion and Amortization	$388,641	$53,201	$19,373	$461,215
Capital Expenditures	$544,914	$15,043	$5,797	$565,754
(D)     Included in Total Natural Gas, NGLs and Oil Revenue are sales of $453,501 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(E)    Includes midstream revenue of $69,618 and equity in earnings of unconsolidated affiliates of $1,412 for Shale and Other, respectively.
(F)    Includes investments in unconsolidated equity affiliates of $11,714.

Industry segment results for the year ended December 31, 2021 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$1,988,993	$193,578	$1,358	$2,183,929	(G)
Purchased Gas Revenue	—	—	99,713	99,713
Loss on Commodity Derivative Instruments	(492,526)	(46,304)	(1,093,903)	(1,632,733)
Other Revenue and Operating Income	81,267	—	24,616	105,883	(H)
Total Revenue and Other Operating Income (Loss)	$1,577,734	$147,274	$(968,216)	$756,792
Total Operating Expense	$804,004	$117,900	$312,970	$1,234,874
Earnings (Loss) Before Income Tax	$773,730	$29,374	$(1,439,617)	$(636,513)
Segment Assets	$6,071,495	$1,047,851	$981,405	$8,100,751	(I)
Depreciation, Depletion and Amortization	$440,024	$58,602	$16,492	$515,118
Capital Expenditures	$453,603	$10,880	$1,378	$465,861
(G)    Included in Total Natural Gas, NGLs and Oil Revenue are sales of $334,407 to Citadel Energy Marketing LLC and $235,760 to Direct Energy Business Marketing LLC, each of which comprises over 10% of revenue from contracts with external customers for the period.
(H)    Includes midstream revenue of $81,267 and equity in earnings of unconsolidated affiliates of $5,780 for Shale and Other, respectively.
(I)    Includes investments in unconsolidated equity affiliates of $17,301.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income:

	For the Years Ended December 31,
	2023	2022	2021
Total Segment Revenue from Contracts with External Customers	$1,442,995	$3,907,282	$2,364,909
Gain (Loss) on Commodity Derivative Instruments	1,928,652	(2,663,775)	(1,632,733)
Other Operating Income	63,301	17,704	24,616
Total Consolidated Revenue and Other Operating Income	$3,434,948	$1,261,211	$756,792

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

Capitalized Costs:

	As of December 31,
	2023	2022
Intangible Drilling Costs	$5,902,498	$5,554,021
Gas Gathering Assets	2,631,110	2,542,587
Proved Gas Properties	1,374,685	1,345,114
Unproved Gas Properties	724,401	734,890
Gas Wells and Related Equipment	1,513,945	1,342,719
Other Gas Assets	119,163	99,457
Total Property, Plant and Equipment	12,265,802	11,618,788
Accumulated Depreciation, Depletion and Amortization	(5,110,938)	(4,710,684)
Net Capitalized Costs	$7,154,864	$6,908,104

Costs incurred for property acquisition, exploration and development (*):

	For the Years Ended December 31,
	2023	2022	2021
Property Acquisitions:
Proved Properties	$2,319	$19,766	$32,355
Unproved Properties	26,405	14,802	20,568
Development**	637,711	526,092	393,641
Exploration	4,257	6,806	30,927
Total	$670,692	$567,466	$477,491
__________
(*)    Includes costs incurred whether capitalized or expensed.
(**)    Includes development costs for midstream of $47 million, $38 million and $35 million for 2023, 2022 and 2021, respectively.

Results of Operations for Producing Activities:

	For the Years Ended December 31,
	2023	2022	2021
Natural Gas, NGLs and Oil Revenue	$1,302,218	$3,652,112	$2,183,929
Realized Gain (Loss) on Commodity Derivative Instruments	163,026	(1,812,777)	(539,016)
Unrealized Gain (Loss) on Commodity Derivative Instruments	1,765,626	(850,998)	(1,093,717)
Purchased Gas Revenue	74,218	185,552	99,713
Total Revenue	3,305,088	1,173,889	650,909
Lease Operating Expense	63,333	66,658	46,256
Production, Ad Valorem and Other Fees	27,946	44,965	34,051
Transportation, Gathering and Compression	381,934	369,660	343,635
Purchased Gas Costs	69,924	185,383	93,776
Exploration Costs	10,447	8,298	20,626
Depreciation, Depletion and Amortization	433,586	461,215	515,118
Total Costs	987,170	1,136,179	1,053,462
Pre-tax Operating Income (Loss)	2,317,918	37,710	(402,553)
Income Tax Expense (Benefit)	523,849	12,444	(87,354)
Results of Operations for Producing Activities excluding Corporate and Interest Costs	$1,794,069	$25,266	$(315,199)
The following is production, average sales price and average production costs, excluding ad valorem and severance taxes, per unit of production:

	For the Years Ended December 31,
	2023	2022	2021
Production (MMcfe)	560,366	580,169	590,248
Total Average Sales Price Before Effects of Commodity Derivative Financial Settlements (per Mcfe)	$2.32	$6.29	$3.70
Average Effects of Commodity Derivative Financial Settlements (per Mcfe)	$0.32	$(3.35)	$(0.98)
Total Average Sales Price Including Effects of Commodity Derivative Financial Settlements (per Mcfe)	$2.61	$3.17	$2.79
Average Lifting Costs, Excluding Ad Valorem and Severance Taxes (per Mcfe)	$0.11	$0.11	$0.08
During the years ended December 31, 2023, 2022 and 2021, the Company drilled 30.8, 37.0, and 33.0 net development wells, respectively. There were no net dry development wells in 2023, 2022 or 2021.
There were no net exploratory wells drilled during the years ended December 31, 2023, 2022 or 2021. There were no net dry exploratory wells in 2023, 2022 or 2021.
As of December 31, 2023, there were 13.8 net development wells and no exploratory wells drilled but uncompleted.
CNX is committed to provide 470.9 Bcf of gas under existing sales contracts or agreements over the course of the next four years. The Company expects to produce sufficient quantities from existing proved developed reserves to satisfy these commitments.
Most of the Company’s development wells and proved acreage are located in Virginia, West Virginia, Ohio and Pennsylvania. Some leases are beyond their primary term, but these leases are extended in accordance with their terms as long as certain drilling commitments or other term commitments are satisfied.

The following table sets forth, at December 31, 2023, the number of producing wells, developed acreage and undeveloped acreage:

	Gross(1)	Net(2)
Producing Gas Wells (including Gob Wells) - Working Interest	4,499	4,425
Producing Oil Wells - Working Interest	2	—
Producing Gas Wells - Royalty Interest	320	—
Producing Oil Wells - Royalty Interest	126	—
Acreage Position:
Proved Developed Acreage	385,087	385,087
Proved Undeveloped Acreage	40,811	40,811
Unproved Acreage	4,704,922	3,392,132
Total Acreage	5,130,820	3,818,030
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

Proved Oil and Gas Reserves Quantities:

Annually, the preparation of natural gas reserves estimates is completed in accordance with CNX prescribed internal control procedures, which include verification of input data into a gas reserves forecasting and economic evaluation software, as well as multi-functional management review. As part of the annual review, management reviews and approves changes in the future development plan and the impact to proved-undeveloped locations to ensure that annual changes are aligned with the overall strategic business plan of the Company. A detailed review is completed to ensure that all proved undeveloped locations will be fully developed within five-years of the reserves booking. As part of the development plan review, management reviews current well production data, acreage position, downstream infrastructure availability, operational leases and other commitments, financial capacity to complete the development and individual project economics in expected future gas pricing scenarios. The input data verification includes reviews of the price and operating, and development cost assumptions as well as tax rates by jurisdiction used in the economic model to determine the reserves. Also, the production volumes are reconciled between the system used to calculate the reserves and other accounting/measurement systems. The technical employee responsible for overseeing the preparation of the reserve estimates is a registered professional engineer in the state of West Virginia with over 19 years of experience in the oil and gas industry. The Company’s gas reserves results, which are reported in Note 22 – Supplemental Gas Data for the year ended December 31, 2023 Form 10-K, were audited by independent petroleum engineers, Netherland, Sewell & Associates, Inc. The technical person primarily responsible for overseeing the audit of the Company's reserves is a registered professional engineer in the state of Texas with over 11 years of experience in the oil and gas industry.

The oil and gas reserves estimates are as follows:

			Condensate	Consolidated
	Natural Gas	NGLs	& Crude Oil	Operations
	(MMcf)	(Mbbls)	(Mbbls)	(MMcfe)
Balance December 31, 2020 (a)	9,034,066	81,867	4,081	9,549,758
Revisions (b)	(409,215)	13,655	39	(327,050)
Price Changes	82,248	692	22	86,532
Extensions and Discoveries (e)	832,696	12,047	294	906,738
Production	(551,988)	(5,976)	(400)	(590,248)
Balance December 31, 2021 (a)	8,987,807	102,285	4,036	9,625,730
Revisions (c)	(339,878)	(6,140)	(1,768)	(387,320)
Price Changes	24,795	17	1	24,904
Extensions and Discoveries (e)	1,055,250	10,324	1,092	1,123,745
Production	(540,696)	(6,333)	(246)	(580,169)
Balance December 31, 2022 (a)	9,187,278	100,153	3,115	9,806,890
Revisions (d)	(698,397)	41,119	(453)	(454,409)
Price Changes	(382,311)	(12,733)	(1,101)	(465,314)
Extensions and Discoveries (e)	478,026	16,778	589	582,229
Production	(514,668)	(7,410)	(206)	(560,366)
Sales of Reserves In-Place	(146,936)	(3,196)	(363)	(168,288)
Balance December 31, 2023 (a)	7,922,992	134,711	1,581	8,740,742

Proved developed reserves:
December 31, 2021	5,569,332	53,204	2,843	5,905,611
December 31, 2022	5,788,814	70,063	2,038	6,221,422
December 31, 2023	5,521,437	83,682	706	6,027,762

Proved undeveloped reserves:
December 31, 2021	3,418,475	49,081	1,193	3,720,119
December 31, 2022	3,398,464	30,090	1,077	3,585,468
December 31, 2023	2,401,555	51,029	875	2,712,980
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
(b)    The downward revisions in 2021 are partly due to changes in our five-year development plan that were driven by acreage consolidation initiatives. These initiatives resulted in 267 Bcfe being removed. Additional downward revisions of 356 Bcfe are due to additional changes in our five-year development plans from continued focus on optimizing and maximizing value of our assets. The remaining 20 Bcfe was removed due to risk in well development. 60 Bcfe was removed due to the five-year rule. Offsetting these negative revisions are positive performance revisions of 46 Bcfe associated with Proved Developed Producing assets and 331 Bcfe related to increase performance in Proved Undeveloped assets.
(c)    The downward revisions in 2022 are partly due to changes in our five-year development plan that were driven by our continued focus on optimizing the development timing of our assets. These initiatives resulted in 298 Bcfe being removed. Additional downward revisions of 66 Bcfe are primarily the result of the plugging of a Shale well. Additionally, there was a 24 Bcfe reduction as a result of net performance revisions.
(d)    The downward revisions in 2023 are partly due to changes in our five-year development plan that were driven by development optimization initiatives where wells were shifted into the future. These initiatives resulted in 169 Bcfe being removed. Additional downward revisions of 710 Bcfe are due to the wells not being developed within five years of their original booking. The remaining negative revisions of 43 Bcfe are due to plugging and abandoning of wells due to mining and performance. These are partially offset by positive performance revisions of 467 Bcfe for proved undeveloped assets. The 467 Bcfe contains 146 Bcfe of reserves associated with wells that fell out due to price and were uneconomic, but are in 2023 due to improved performance.
(e)    Extensions and Discoveries in 2021, 2022, and 2023 are due to the addition of wells on the Company’s Shale acreage more than one offset location away with continued use of reliable technology. The Company uses reliable technologies when assigning reserves to undeveloped locations, including wire line open-hole log data, performance data, geological log cross sections, core data and statistical analysis. The statistical methods use production performance of analog wells and include data from operated and competitor wells. We also use geophysical data that includes data from our wells, published documents, state data-sites and data exchanges to confirm continuity of the formation. Total proved extensions and discoveries are a combination of proved developed and proved undeveloped reserves; and, extensions and discoveries for proven developed reserves are associated with non-operated assets and exploratory wells. In 2023, 2022, and 2021, the Company added 42 Bcfe, 23 Bcfe and 26 Bcfe, respectively, related to exploratory and non-operated wells.

For the Year
Ended
December 31,
2023
Proved Undeveloped Reserves (MMcfe)
Beginning Proved Undeveloped Reserves	3,585,468
Undeveloped Reserves Transferred to Developed (a)	(819,365)
Price Revisions	(181,837)
Revisions Due to Plan Changes (b)	(168,800)
Revisions Due to Changes Related to Well Performance (c)	466,730
Revisions Due to 5 Year Rule	(709,561)
Extension and Discoveries (d)	540,345
Ending Proved Undeveloped Reserves(e)	2,712,980
_________
(a)    During 2023, various exploration and development drilling and evaluations were completed. Approximately, $319,475 of capital was spent in the year ended December 31, 2023 related to undeveloped reserves that were transferred to developed.
(b)    The downward revisions for 2023 plan changes are due to changes in our five-year development plan that are driven by our continued focus on optimizing the development timing of our assets. These initiatives resulted in 169 Bcfe being removed.
(c)    The upward revisions of 467 Bcfe are from increased production performance related to producing offset locations, leasing activities and performance revisions related to wells that fell out for price, but performance resulted in them being in our 2023 reserves.
(d)    Extensions and discoveries are due mainly to the addition of 336 Bcfe related to 16 Marcellus wells within our Southwest Pennsylvania and Central Pennsylvania operations and 204 Bcfe related to 9 Utica wells within our Central Pennsylvania and Southwest Pennsylvania operations. The Company uses reliable technologies when assigning reserves to undeveloped locations, including wire line open-hole log data, performance data, geological log cross sections, core data and statistical analysis. The statistical methods use production performance of analog wells and include data from operated and competitor wells. We also use geophysical data that includes data from our wells, published documents, state data-sites and data exchanges to confirm continuity of the formation.
(e)    Included in proved undeveloped reserves at December 31, 2023 are approximately 290 Bcfe of reserves that have been reported for more than five years. These reserves are all attributable to acreage within the current operating plan identified by the life-of-mine timing maps for the Buchanan mine. These reserves specifically relate to GOB (a rubble zone formed in the cavity created by the extraction of coal) production due to a complex fracture being generated in the overburden strata above the mined seam. Mining operations take a significant amount of time, and our GOB forecasts are consistent with the future plans of the Buchanan Mine that was sold in March 2016 to Coronado IV LLC with the rights to this gas being retained by the Company. Evidence also exists that supports the continual operation of the mine beyond the current plan, unless there was an extreme circumstance resulting from an external factor. These reasons constitute the specific circumstances that exist to continue recognizing these reserves for CNX.

The following table indicates the changes to the Company’s suspended exploratory well costs:

	For the Years Ended December 31,
	2023	2022	2021
Balance, Beginning of Period	$—	$—	$9,062
Additions to Capitalized Exploratory Well Costs Pending the Determination of Proved Reserves	—	—	—
Reclassifications to Wells, Facilities and Equipment Based on the Determination of Proved Reserves	—	—	—
Capitalized Exploratory Well Costs Charged to Expense	—	—	(9,062)
Balance, End of Period	$—	$—	$—
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
Standardized Measure of Discounted Future Net Cash Flows:
The following information has been prepared in accordance with the provisions of the FASB Accounting Standards Update No. 2010-03, “Extractive Activities-Oil and Gas (Topic 932).” This topic requires the standardized measure of discounted future net cash flows to be based on the average, first-day-of-the-month price for the year. Because prices used in the calculation are average prices for that year, the standardized measure could vary significantly from year to year based on the market conditions that occurred.
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

	December 31,
	2023	2022	2021
Future Cash Flows (a)
Revenues	$20,281,496	$54,713,692	$31,838,532
Production Costs	(8,515,152)	(10,225,451)	(8,246,671)
Development Costs (b)	(1,903,477)	(2,233,706)	(1,735,784)
Income Tax Expense	(2,507,151)	(10,695,511)	(5,838,632)
Future Net Cash Flows	7,355,716	31,559,024	16,017,445
Discounted to Present Value at a 10% Annual Rate	(4,245,681)	(20,796,325)	(10,135,869)
Total Standardized Measure of Discounted Net Cash Flows	$3,110,035	$10,762,699	$5,881,576
_________
(a)    For 2023, the future cash flows were computed using unweighted arithmetic averages of the closing prices on the first day of each month during 2023, adjusted for energy content and a regional price differential. For 2023, this adjusted natural gas price was $2.23 per Mcf, the adjusted oil/condensate price was $65.41 per barrel and the adjusted NGL price was $18.54 per barrel.

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

(b)    Development costs for 2023 include $534,853 of plugging and abandonment costs and $210,322 of midstream and water capital on an undiscounted pre-tax basis. On a PV-10 pre-tax discounted basis, these amounts equate to $48,538 and $172,885, respectively.

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
The following are the principal sources of change in the standardized measure of discounted future net cash flows for consolidated operations during:

	December 31,
	2023	2022	2021
Balance at Beginning of Period	$10,762,699	$5,881,576	$2,635,736
Net Changes in Sales Prices and Production Costs	(10,722,238)	6,774,652	5,272,386
Sales Net of Production Costs	(992,030)	(1,358,052)	(1,220,971)
Net Change Due to Revisions in Quantity Estimates	(155,807)	(472,831)	(334,660)
Net Change Due to Extensions, Discoveries and Improved Recovery	32,876	1,853,496	699,710
Development Costs Incurred During the Period	637,711	526,092	393,641
Difference in Previously Estimated Development Costs Compared to Actual Costs Incurred During the Period	(149,770)	(167,298)	(33,175)
Changes in Estimated Future Development Costs	(211,592)	(257,458)	31,406
Net Change in Future Income Taxes	2,647,842	(1,539,146)	(1,231,883)
Accretion	1,403,417	766,899	329,782
Timing and Other	(143,073)	(1,245,231)	(660,396)
Total Discounted Cash Flow at End of Period	$3,110,035	$10,762,699	$5,881,576
Note: Table excludes unrealized gain/loss on commodity derivative instruments.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2023 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of CNX's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on management's assessment and those criteria, management has concluded that CNX maintained effective internal control over financial reporting as of December 31, 2023.
The effectiveness of CNX's internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm in Part II. Item 9A of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CNX Resources Corporation

Opinion on Internal Control Over Financial Reporting

We have audited CNX Resources Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CNX Resources Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and financial statement schedule listed in the Index at Item 15 (a) (2) of the Company and our report dated February 8, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 8, 2024

ITEM 9B.OTHER INFORMATION

Information Required to be Disclosed on Form 8-K for the Fiscal Quarter Ended December 31, 2023, But Not Reported.

None.

Trading Arrangements

None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended December 31, 2023.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference from the information under the captions “PROPOSAL NO. 1-ELECTION OF DIRECTORS-Biographies of Nominees,” “BOARD OF DIRECTORS AND COMPENSATION INFORMATION and “DELINQUENT SECTION 16 REPORTS” in the Company's Proxy Statement for the annual meeting of shareholders to be held on May 2, 2024 (the “Proxy Statement”).

Information About Our Executive Officers

The following is a list, as of February 1, 2024, of CNX executive officers, their ages and their positions and offices held with CNX.

Name	Age	Position
Nicholas J. DeIuliis	55	President and Chief Executive Officer
Alan K. Shepard	43	Chief Financial Officer
Navneet Behl	51	Chief Operating Officer
Timothy S. Bedard	55	Executive Vice President, General Counsel and Corporate Secretary
Ravi Srivastava	42	President, New Technologies
Hayley Scott	51	Chief Risk Officer

Nicholas J. DeIuliis has served as a Director and the Chief Executive Officer and President of CNX Resources Corporation since May 2014. Mr. DeIuliis has more than 30 years of experience with the Corporation. He is a member of the Board of Directors of the University of Pittsburgh Cancer Institute. Mr. DeIuliis is a registered engineer in the Commonwealth of Pennsylvania and a member of the Pennsylvania bar.

Alan K. Shepard has served as the Chief Financial Officer of CNX Resources Corporation since June 1, 2022. In this role, he is responsible for oversight of the Company’s finance organization and the steady execution of the Company’s free cash flow per share growth plan. Before being appointed to this role, Mr. Shepard served as the Company’s Vice President – Accounting and Chief Accounting Officer since February 2020. Before joining CNX, Mr. Shepard served as the Chief Financial Officer of EdgeMarc Energy, a private equity funded oil and gas exploration and production company. Prior to that role, Mr. Shepard held various finance and accounting roles of increasing responsibility throughout his 20 year career in the energy sector. He is a licensed Certified Public Accountant in the state of Pennsylvania and holds a bachelor’s degree in Accounting and Business Administration from Thiel College and an MBA from Carnegie Mellon University’s Tepper School of Business.

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

Timothy S. Bedard has served as the Executive Vice President, General Counsel, and Corporate Secretary of CNX Resources Corporation since December 22, 2023. Before joining CNX, Mr. Bedard served as the head of legal for Visa's Value Added Services where he led a team of lawyers and legal professionals responsible for all legal and regulatory issues related to Visa's Value Added Services business unit. Prior to his Value Added Services role, he served as Visa's chief intellectual property (IP) counsel where he led a worldwide team of lawyers and IP professionals responsible for IP licensing, patent litigation, technology transactions, M&A-related IP issues, and patent preparation and prosecution. Mr. Bedard began his legal career as an IP litigator at Kirkpatrick & Lockhart, now K&L Gates LLP. He went on to spend a decade leading IP strategy across Johnson & Johnson's medical device operating companies. Mr. Bedard holds a Bachelor of Science degree in Industrial Engineering from the University of Pittsburgh, a Juris Doctor from the Duquesne University School of Law, and an MBA from Yale University. Prior to law school, he served as an officer in the U.S. Navy.

Ravi Srivastava has served as the President, New Technologies of CNX Resources Corporation since December 8, 2021. In this role, he is responsible for developing and commercializing emerging technology opportunities. Prior to this role, Mr. Srivastava served as the Vice President of Data Operations overseeing CNX’s data and digital transformation journey. He has an extensive tenure with CNX having served in a broad range of leadership roles including Engineering, Research & Development, Drilling and Production Operations, Production Engineering, Information Technology, and Data Science and Analytics. Mr. Srivastava graduated Summa Cum Laude with a bachelor’s degree in electrical engineering from Bluefield State College and holds master’s degrees in engineering management and business administration from Penn State University and MIT respectively.

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

By certification dated May 12, 2023, CNX's Chief Executive Officer certified to the New York Stock Exchange (NYSE) that he was not aware of any violation by the Company of the NYSE corporate governance listing standards. In addition, the required Sarbanes-Oxley Act, Section 302 certifications regarding the quality of our public disclosures were filed by CNX Resources as exhibits to this Form 10-K.

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

(a)(1)	Financial Statements Contained in Item 8 hereof.
(a)(2)	Financial Statement Schedule-Schedule II Valuation and Qualifying Accounts contained below, following the signature page.
(a)(3)	Exhibits and Exhibit Index.
2.1	Separation and Distribution Agreement, dated as of November 28, 2017, by and between the Company and CONSOL Mining Corporation, incorporated by reference to Exhibit 2.1 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
2.2	Tax Matters Agreement, dated as of November 28, 2017, by and between the Company and CONSOL Mining Corporation, incorporated by reference to Exhibit 2.2 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
2.3	Employee Matters Agreement, dated as of November 28, 2017, by and between the Company and CONSOL Mining Corporation, incorporated by reference to Exhibit 2.3 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
2.4	Intellectual Property Matters Agreement, dated as of November 28, 2017, by and between the Company and CONSOL Mining Corporation, incorporated by reference to Exhibit 2.4 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to Form 8-K (file no. 001-14901) filed on May 8, 2006.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
3.3	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to Form 10-Q (file no. 001-14901) filed on July 27, 2023.
4.1
Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.1 to Form 10-K (file no. 001-14901) filed on February 10, 2020.

4.2	Indenture, dated as of March 14, 2019, by and among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., a national banking association, as trustee, with respect to the 7.250% Senior Notes due 2027, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on March 14, 2019.
4.3	Indenture, dated as of May 1, 2020, by and among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., as trustee., incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on May 4, 2020.
4.4	Indenture, dated as of November 30, 2020, by and among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., as Trustee., incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on November 30, 2020.
4.5	Indenture, dated as of September 22, 2021, among CNX Midstream Partners LP, the guarantors party thereto and UMB Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on September 22, 2021.
4.6	Indenture, dated as of September 26, 2022, by and among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on September 26, 2022.

10.1	Third Amended and Restated Credit Agreement, dated as of October 6, 2021, among CNX, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent and the lender parties thereto, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on October 7, 2021.
10.2	Amendment No. 1, dated May 5, 2022, to the Third Amended and Restated Credit Agreement, dated as of October 6, 2021, among CNX, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent and the lender parties thereto, incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-14901) filed on July 28, 2022.
10.3	Amendment No. 2, dated May 10, 2023, to the Third Amended and Restated Credit Agreement, dated as of October 6, 2021, among CNX, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent and the lender parties thereto, incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-14901) filed on July 27, 2023.
10.4	CNX Resources Corporation to CONSOL Energy Inc. Trademark License Agreement dated as of November 28, 2017, by and between the Company and CONSOL Energy Inc., incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
10.5	CONSOL Energy Inc. to CNX Resources Corporation Trademark License Agreement, dated as of November 28, 2017, by and between the Company and CONSOL Energy Inc., incorporated by reference to Exhibit 10.3 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
10.6	Form of Confirmation of Base Capped Call Transaction, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on May 4, 2020.
10.7	Form of Confirmation of Additional Capped Call Transaction, incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on May 4, 2020.
10.8	Purchase Agreement, dated as of April 28, 2020, by and among the Company, the subsidiary guarantors party thereto and J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC as representatives of the several initial purchasers named therein., incorporated by reference to Exhibit 1.1 to Form 8-K (file no. 001-14901) filed on May 4, 2020.
10.9	Purchase Agreement, dated as of September 8, 2020 by and among the Company, the subsidiary guarantors party thereto and BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers named therein., incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on September 9, 2020.
10.10	Purchase Agreement, dated as of November 24, 2020 by and among the Company, the subsidiary guarantors party thereto and BofA Securities, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on November 25, 2020.
10.11	Purchase Agreement, dated as of September 15, 2021 among CNX Midstream Partners LP, the subsidiary guarantors party thereto and Wells Fargo Securities, LLC, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on September 16, 2021.
10.12	Amended and Restated Credit Agreement dated as of October 6, 2021, among CNX Midstream Partners LP, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent and the lender parties thereto, incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on October 7, 2021.
10.13	Amendment No. 1, dated May 5, 2022, to the Amended and Restated Credit Agreement dated as of October 6, 2021, among CNX Midstream Partners LP, certain of its subsidiaries, PNC Bank, National Association, as administrative agent and collateral agent and the lender parties thereto, incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-14901) filed on July 28, 2022.
10.14	Purchase Agreement, dated as of September 12, 2022, by and among the Company, the subsidiary guarantors party thereto and Citigroup Global Markets Inc., as representative of the initial purchasers named therein, incorporated by reference to Exhibit 1.1 to Form 8-K (file no. 001-14901) filed on September 13, 2022.
10.15*	Letter Agreement, dated August 24, 2007, by and between the Company and Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on August 24, 2007.
10.16*	Change in Control Agreement, dated as of December 30, 2008, by and between the Company and Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.7 to Form 10-K (file no. 001-14901) for the year ended December 31, 2008, filed on February 17, 2009.
10.17*	Change in Control Severance Agreement, dated October 28, 2019, by and between the Company and Olayemi Akinkugbe, incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-14901) for the quarter ended September 30, 2019, filed on October 29, 2019.
10.18*	Change in Control Severance Agreement, dated as of February 4, 2021, by and between the Company and Alan Shepard, incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2022, filed on July 28, 2022.
10.19*	Change in Control Severance Agreement, dated as of January 30, 2023, by and between the Company and Navneet Behl, incorporated by reference to Exhibit 10.22 to Form 10-K (file no. 001-14901) for the year ended December 31, 2022, filed on February 9, 2023.

10.20*	Form of Indemnification Agreement for Directors and Executive Officers of the Company dated February 7, 2022, incorporated by reference to Exhibit 10.20 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022.
10.21*	Amended and Restated CNX Resources Corporation Executive Annual Incentive Plan, incorporated by reference to Exhibit 10.49 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.22*	CNX Resources Corporation Amended and Restated Equity and Incentive Compensation Plan, effective May 6, 2020, incorporated by reference to Exhibit 99.1 to Form 8-K (file no. 001-14901) filed on May 7, 2020.
10.23*	Amendment to CNX Resources Corporation Amended and Restated Equity and Incentive Compensation Plan, effective September 28, 2020, incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on September 28, 2020.
10.24*	Form of Non-Qualified Stock Option Award Agreement for Employees (February 17, 2009 and through 2012), incorporated by reference to Exhibit 10.28 to Form S-4 (file no. 333-157894) filed on June 26, 2009.
10.25*	Form of Employee Nonqualified Stock Option Agreement (May 26, 2016), incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2016, filed on July 29, 2016.
10.26*	Form of CNX Resources Corporation Non-Employee Director Non-Qualified Stock Option agreement (Amended and Restated on January 30, 2023), incorporated by reference to Exhibit 10.30 to Form 10-K (file no. 001-14901) for the year ended December 31, 2022, filed on February 9, 2023.
10.27*	Form of Non-Qualified Stock Option Agreement for Employees (for 2020 awards), incorporated by reference to Exhibit 10.31 to Form 10-K (file no. 001-14901) for the year ended December 31, 2019, filed on February 10, 2020.
10.28*	Form of Restricted Stock Unit Award Under CNX Resources Corporation Amended and Restated Equity and Incentive Compensation Plan for Non-Employee Directors (Amended and Restated on January 30, 2023), incorporated by reference to Exhibit 10.32 to Form 10-K (file no. 001-14901) for the year ended December 31, 2022, filed on February 9, 2023.
10.29*	Directors' Deferred Fee Plan (Amended and Restated on December 7, 2022), incorporated by reference to Exhibit 10.33 to Form 10-K (file no. 001-14901) for the year ended December 31, 2022, filed on February 9, 2023.
10.30*	Investment Election Form Relating to Directors' Deferred Fee Plan (Amended and Restated on January 30, 2023), incorporated by reference to Exhibit 10.34 to Form 10-K (file no. 001-14901) for the year ended December 31, 2022, filed on February 9, 2023.
10.31*	Form of Director Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.35 to Form 10-K (file no. 001-14901) for the year ended December 31, 2022, filed on February 9, 2023.
10.32*	Amended and Restated Retirement Restoration Plan of CNX Resources Corporation, as amended and restated effective December 2, 2008, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.71 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.33*	Amended and Restated Supplemental Retirement Plan of CNX Resources Corporation effective January 1, 2007, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.72 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.34*	Amendment, effective May 30, 2019, to the Amended and Restated Supplemental Retirement Plan of CNX Resources Corporation, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2019, filed on July 30, 2019.
10.35*	Amendment, effective September 24, 2019, to the Amended and Restated Supplemental Retirement Plan of CNX Resources Corporation as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.61 to Form 10-K (file no. 001-14901) for the year ended December 31, 2019, filed on February 10, 2020.
10.36*	CNX Resources Corporation Defined Contribution Restoration Plan, effective January 1, 2012, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.73 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.37*	Amendment, dated as of July 1, 2018, to the CNX Resources Corporation Defined Contribution Restoration Plan, effective January 1, 2012, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2018, filed on August 2, 2018.
10.38*	Change in Control Severance Agreement, dated as of February 4, 2021, by and between the Company and Alexander Reyes, incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2021, filed on April 29, 2021.
10.39*	Form of Restricted Stock Unit Award Agreement for CEO (for 2021 awards), incorporated by reference to Exhibit 10.67 to Form 10-K (file no. 001-14901) for the year ended December 31, 2020, filed on February 9, 2021.

10.40*	Form of Performance Share Unit Award Agreement for CEO (for 2021 awards), incorporated by reference to Exhibit 10.68 to Form 10-K (file no. 001-14901) for the year ended December 31, 2020, filed on February 9, 2021.
10.41*
Form of Performance-Based Restricted Stock Unit Award Agreement for CEO (for 2021 awards), incorporated by reference to Exhibit 10.69 to Form 10-K (file no. 001-14901) for the year ended December 31, 2020, filed on February 9, 2021.

10.42*	Form of Restricted Stock Unit Award Agreement for Non-CEO (for 2021 awards), incorporated by reference to Exhibit 10.70 to Form 10-K (file no. 001-14901) for the year ended December 31, 2020, filed on February 9, 2021.
10.43*	Form of Performance Share Unit Award Agreement for Non-CEO (for 2021 awards), incorporated by reference to Exhibit 10.71 to Form 10-K (file no. 001-14901) for the year ended December 31, 2020, filed on February 9, 2021.
10.44*
Form of Performance-Based Restricted Stock Unit Award Agreement for Non-CEO (for 2021 awards), incorporated by reference to Exhibit 10.72 to Form 10-K (file no. 001-14901) for the year ended December 31, 2020, filed on February 9, 2021.

10.45*	Form of Restricted Stock Unit Award Agreement for CEO (for awards made on or after 2022), incorporated by reference to Exhibit 10.64 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022.
10.46*	Form of Performance Share Unit Award Agreement for CEO (for awards made on or after 2022), incorporated by reference to Exhibit 10.65 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022.
10.47*	Form of Performance-Based Restricted Stock Unit Award Agreement for CEO (for awards made on or after 2022), incorporated by reference to Exhibit 10.66 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022.
10.48*	Form of Restricted Stock Unit Award Agreement for non-CEO (for awards made on or after 2022), incorporated by reference to Exhibit 10.67 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022.
10.49*	Form of Performance Share Unit Award Agreement for non-CEO (for awards made on or after 2022), incorporated by reference to Exhibit 10.68 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022.
10.50*	Form of Performance-Based Restricted Stock Unit Award Agreement for non-CEO (for awards made on or after 2022), incorporated by reference to Exhibit 10.69 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022.
10.51*	Form of Performance Share Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on August 1, 2023.
10.52*	Change in Control Severance Agreement, dated as of May 5, 2022, by and between the Company and Ravi Srivastava, incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2023, filed on April 27, 2023.
10.53*	Letter Agreement, dated May 24, 2023, by and between CNX Resources Corporation and Olayemi Akinkugbe, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on May 26, 2023.
10.54*	Letter Agreement, dated November 29 2023, by and between CNX Resources Corporation and Alexander J. Reyes, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on December 1, 2023.
21	Subsidiaries of CNX Resources Corporation, filed herewith.
23.1	Consent of Ernst & Young LLP, filed herewith.
23.2	Consent of Netherland, Sewell & Associates, Inc, filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation, filed herewith.
99.1	Engineers' Audit Letter, filed herewith.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 8th day of February, 2024.

CNX RESOURCES CORPORATION

By:	/s/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Director, Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 8th day of February, 2024, by the following persons on behalf of the registrant in the capacities indicated:

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
Robert O. Agbede

SCHEDULE II
CNX RESOURCES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

		Additions	Deductions
	Balance at		Release of		Balance at
	Beginning	Charged to	Valuation	Charged to	End
	of Period	Expense	Allowance	Expense	of Period
Year Ended December 31, 2023
State Operating Loss Carry-Forwards	$76,871	$—	$—	$(37,607)	$39,264
Foreign Tax Credits	7,738	—	(7,738)	—	—
Total	$84,609	$—	$(7,738)	$(37,607)	$39,264

Year Ended December 31, 2022
State Operating Loss Carry-Forwards	$112,298	$10,815	$—	$(46,242)	$76,871
Charitable Contributions	96	—	(96)	—	—
Foreign Tax Credits	39,404	—	(31,666)	—	7,738
Total	$151,798	$10,815	$(31,762)	$(46,242)	$84,609

Year Ended December 31, 2021
State Operating Loss Carry-Forwards	$79,198	$41,300	$(8,200)	$—	$112,298
Charitable Contributions	706	—	(610)	—	96
Foreign Tax Credits	43,194	—	(3,790)	—	39,404
Total	$123,098	$41,300	$(12,600)	$—	$151,798