Form 10-Q
period 2024-03-31
CNX Resources Corp
filed 2024-04-25
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of April 11, 2024
Common stock, $0.01 par value	153,245,448

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
Coalbed methane (CBM) - an unconventional form of natural gas found in coal deposits or coal seams.
Coal mine methane (CMM) - any gaseous hydrocarbon that is extracted or released through wells, degasification boreholes, ventilation or bleeder shafts for the purposes of degasifying underground coal mining operations. Coal Mine Methane may be extracted or released within or above mining activities and produced during, before, or after mining activity occurs or had occurred in connection with the degasification activities.
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
New Technologies - currently represents what CNX views as a unique set of market opportunities in the areas of environmental attributes, proprietary technology and derivative product development. See Item 2 - Management's Discussion and Analysis of this Form 10-Q for a discussion of CNX’s New Technology efforts.
NYMEX - New York Mercantile Exchange.
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
TIL - turn-in-line; a well turned to sales.
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
Shale gas - an unconventional natural gas that is found trapped within shale formations.
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

PART I : FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended
(Unaudited)	March 31,
Revenue and Other Operating Income:	2024	2023
Natural Gas, NGLs and Oil Revenue	$325,972	$455,639
Gain on Commodity Derivative Instruments	7,528	762,167
Purchased Gas Revenue	14,277	36,812
Other Revenue and Operating Income	36,776	21,359
Total Revenue and Other Operating Income	384,553	1,275,977
Costs and Expenses:
Operating Expense
Lease Operating Expense	17,726	16,474
Production, Ad Valorem and Other Fees	7,624	9,641
Transportation, Gathering and Compression	96,651	98,096
Depreciation, Depletion and Amortization	118,650	105,222
Exploration and Production Related Other Costs	2,312	5,104
Purchased Gas Costs	13,584	34,347
Selling, General, and Administrative Costs	37,671	36,576
Other Operating Expense	24,633	15,139
Total Operating Expense	318,851	320,599
Other Expense
Other (Income) Expense	(5,399)	1,168
Loss (Gain) on Asset Sales and Abandonments, net	20,296	(9,482)
Loss on Debt Extinguishment	7,045	—
Interest Expense	37,441	35,736
Total Other Expense	59,383	27,422
Total Costs and Expenses	378,234	348,021
Income Before Income Tax	6,319	927,956
Income Tax (Benefit) Expense	(532)	217,561
Net Income	$6,851	$710,395

Earnings per Share
Basic	$0.04	$4.22
Diluted	$0.04	$3.61

Dividends Declared	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(Dollars in thousands)	March 31,
(Unaudited)	2024	2023
Net Income	$6,851	$710,395
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $(30), $(27))	81	72

Comprehensive Income	$6,932	$710,467

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,988	$443
Accounts and Notes Receivable:
Trade, net	91,093	116,119
Other Receivables, net	43,604	17,872
Supplies Inventories	14,368	19,846
Derivative Instruments	290,171	252,524
Prepaid Expenses	19,218	14,984
Total Current Assets	460,442	421,788
Property, Plant and Equipment:
Property, Plant and Equipment	12,662,876	12,537,118
Less—Accumulated Depreciation, Depletion and Amortization	5,301,316	5,194,485
Total Property, Plant and Equipment—Net	7,361,560	7,342,633
Other Non-Current Assets:
Operating Lease Right-of-Use Assets	125,821	139,466
Derivative Instruments	223,941	280,530
Goodwill	323,314	323,314
Other Intangible Assets	68,800	70,438
Other	92,764	48,488
Total Other Non-Current Assets	834,640	862,236
TOTAL ASSETS	$8,656,642	$8,626,657

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	March 31, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$163,016	$147,361
Derivative Instruments	117,400	61,102
Current Portion of Finance Lease Obligations	1,897	1,862
Current Portion of Long-Term Debt	326,187	325,668
Current Portion of Operating Lease Obligations	51,986	53,791
Other Accrued Liabilities	213,616	233,214
Total Current Liabilities	874,102	822,998
Non-Current Liabilities:
Long-Term Debt	1,942,508	1,888,706
Finance Lease Obligations	5,419	5,500
Operating Lease Obligations	77,162	89,531
Derivative Instruments	475,589	526,554
Deferred Income Taxes	724,643	729,454
Asset Retirement Obligations	105,527	105,315
Other	142,372	97,582
Total Non-Current Liabilities	3,473,220	3,442,642
TOTAL LIABILITIES	4,347,322	4,265,640
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 153,275,909 Issued and Outstanding at March 31, 2024; 154,382,880 Issued and Outstanding at December 31, 2023	1,534	1,548
Capital in Excess of Par Value	2,373,114	2,384,910
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	1,941,892	1,981,860
Accumulated Other Comprehensive Loss	(7,220)	(7,301)
TOTAL STOCKHOLDERS' EQUITY	4,309,320	4,361,017
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,656,642	$8,626,657

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
December 31, 2023	$1,548	$2,384,910	$1,981,860	$(7,301)	$4,361,017
(Unaudited)
Net Income	—	—	6,851	—	6,851
Issuance of Common Stock		109	—	—	109
Purchase and Retirement of Common Stock	(24)	(19,269)	(28,989)	—	(48,282)
Shares Withheld for Taxes	—	—	(17,830)	—	(17,830)
Amortization of Stock-Based Compensation Awards	10	7,364	—	—	7,374
Other Comprehensive Income	—	—	—	81	81
March 31, 2024	$1,534	$2,373,114	$1,941,892	$(7,220)	$4,309,320
(Dollars in thousands)
December 31, 2022	$1,712	$2,506,269	$448,993	$(6,513)	$2,950,461
(Unaudited)
Net Income	—	—	710,395	—	710,395
Issuance of Common Stock	1	609	—	—	610
Purchase and Retirement of Common Stock	(59)	(47,428)	(46,049)	—	(93,536)
Shares Withheld for Taxes	—	—	(9,344)	—	(9,344)
Amortization of Stock-Based Compensation Awards	9	8,629	—	—	8,638
Other Comprehensive Income	—	—	—	72	72
March 31, 2023	$1,663	$2,468,079	$1,103,995	$(6,441)	$3,567,296

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended
Dollars in Thousands	March 31,
Cash Flows from Operating Activities:	2024	2023
Net Income	$6,851	$710,395
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	118,650	105,222
Amortization of Deferred Financing Costs	2,399	2,297
Stock-Based Compensation	7,374	8,638
Loss (Gain) on Asset Sales and Abandonments, net	20,296	(9,482)
Loss on Debt Extinguishment	7,045	—
Gain on Commodity Derivative Instruments	(7,528)	(762,167)
Loss on Other Derivative Instruments	1,211	961
Net Cash Received (Paid) in Settlement of Commodity Derivative Instruments	30,593	(140,005)
Deferred Income Taxes	(4,841)	217,349
Other	50	(114)
Changes in Operating Assets:
Accounts and Notes Receivable	(821)	210,383
Supplies Inventories	5,478	(2,183)
Prepaid Expenses	(4,234)	768
Changes in Other Assets	(45,367)	(153)
Changes in Operating Liabilities:
Accounts Payable	23,066	(19,242)
Accrued Interest	(14,603)	2,216
Other Operating Liabilities	(5,401)	(75,792)
Changes in Other Liabilities	44,847	(353)
Net Cash Provided by Operating Activities	185,065	248,738
Cash Flows from Investing Activities:
Capital Expenditures	(168,184)	(170,028)
Proceeds from Asset Sales	8,524	10,517
Net Cash Used in Investing Activities	(159,660)	(159,511)
Cash Flows from Financing Activities:
Payments on Long-Term Notes	(356,504)	—
Proceeds from CNXM Revolving Credit Facility Borrowings	72,200	72,750
Repayments of CNXM Revolving Credit Facility Borrowings	(86,000)	(90,450)
Proceeds from CNX Revolving Credit Facility Borrowings	341,400	460,400
Repayments of CNX Revolving Credit Facility Borrowings	(318,450)	(446,600)
Proceeds from Issuance of CNX Senior Notes	395,000	—
Payments on Other Debt	(487)	(348)
Proceeds from Issuance of Common Stock	109	610
Shares Withheld for Taxes	(17,830)	(9,344)
Purchases of Common Stock	(51,821)	(94,759)
Debt Issuance and Financing Fees	(1,477)	(8)
Net Cash Used in Financing Activities	(23,860)	(107,749)
Net Increase (Decrease) in Cash and Cash Equivalents	1,545	(18,522)
Cash and Cash Equivalents at Beginning of Period	443	21,321
Cash and Cash Equivalents at End of Period	$1,988	$2,799

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheet at December 31, 2023 has been derived from the Audited Consolidated Financial Statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2023 included in CNX Resources Corporation's ("CNX," "CNX Resources," the "Company," "we," "us," or "our") Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on February 8, 2024.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Cash & Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term securities with original maturities of three months or less.

Receivables

As of March 31, 2024, and December 31, 2023, Accounts Receivable - Trade were $91,093 and $116,119, respectively, and Other Receivables were $43,604 and $17,872, respectively.

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

The following represents activity related to the allowance for credit losses for the three months ended:

	March 31,
	2024	2023
Allowance for Credit Losses - Trade, Beginning of Year	$84	$84
Provision for Expected Credit Losses	—	—
Allowance for Credit Losses - Trade, End of Period	$84	$84

Allowance for Credit Losses - Other Receivables, Beginning of Year	$2,847	$2,937
Provision for Expected Credit Losses	107	(46)
Allowance for Credit Losses - Other Receivables, End of Period	$2,954	$2,891

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

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2024	2023
Anti-Dilutive Options	—	10,850
Anti-Dilutive Restricted Stock Units	402,929	484,301
	402,929	495,151

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

The Convertible Notes have been excluded from the computation of diluted earnings per share in the three months ended March 31, 2024 as the effect of including these shares in the calculation would have been anti-dilutive. In the three months ended March 31, 2023 the Convertible Notes were included in the computation of diluted income per share as the effect of including these shares in the calculation is dilutive. When the convertible notes are dilutive, interest on Convertible Notes, net of tax, is added back to net income in order to calculate diluted earnings available to shareholders.

The table below sets forth the potential common shares issuable upon conversion of the Convertible Notes that were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2024	2023
Convertible Notes	25,751,869	—

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended March 31,
	2024	2023
Options	811,437	55,993
Restricted Stock Units	827,776	877,087
Performance Share Units	753,673	567,524
	2,392,886	1,500,604

The computations for basic and diluted earnings per share are as follows:

	For the Three Months Ended March 31,
	2024	2023
Net Income	$6,851	$710,395
Basic Earnings Available to Shareholders	$6,851	$710,395

Effect of Dilutive Securities:
Add Back Interest on Convertible Notes (Net of Tax)	$—	$1,432
Diluted Earnings Available to Shareholders	$6,851	$711,827

Weighted-Average Shares of Common Stock Outstanding	153,364,652	168,452,107
Effect of Diluted Shares:
Options	1,144,414	1,033,194
Restricted Stock Units	1,021,583	970,567
Performance Share Units	621,072	937,137
Convertible Notes	—	25,751,869
Weighted-Average Diluted Shares of Common Stock Outstanding	156,151,721	197,144,874

Earnings per Share:
Basic	$0.04	$4.22
Diluted	$0.04	$3.61

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

Included in Other Revenue and Operating Income in the Consolidated Statements of Income and in the below table are revenues generated from natural gas gathering services provided to third parties and sales of environmental attributes. The gas gathering services are interruptible in nature and include charges for the volume of gas actually gathered and do not guarantee access to the system. Volumetric based fees are based on actual volumes gathered. The Company generally considers the interruptible gathering of each unit (MMBtu) of natural gas as a separate performance obligation. Payment terms for these contracts typically require payment within 25 days of the end of the calendar month in which the hydrocarbons are gathered. All sales of environmental attributes (which includes items such as (but are not limited to): carbon credits, air quality credits, renewable or alternative energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances) are under short-term contracts, and revenue is recognized when the environmental attribute is transferred to a third party.

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended March 31,
	2024	2023
Revenue from Contracts with Customers:
Natural Gas Revenue	$279,237	$403,810
NGL Revenue	44,865	46,056
Oil/Condensate Revenue	1,870	5,773
Total Natural Gas, NGL and Oil Revenue	325,972	455,639

Purchased Gas Revenue	14,277	36,812

Other Sources of Revenue and Other Operating Income:
Gain on Commodity Derivative Instruments	7,528	762,167
Other Revenue and Operating Income	36,776	21,359
Total Revenue and Other Operating Income	$384,553	$1,275,977

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

For natural gas, NGL and oil revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $24,247 as of March 31, 2024. The Company expects to recognize net revenue of $16,089 in the next 12 months and $5,532 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGL and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For each of the three months ended March 31, 2024 and 2023, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—ACQUISITIONS AND DISPOSITIONS:

Loss (Gain) on Asset Sales and Abandonments, net in the Consolidated Statements of Income for the three months ended March 31, 2024 and 2023 and Proceeds from Asset Sales in the Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 include the sale of various non-core assets (rights-of-way, surface acreage and other non-core oil and gas interests and assets). Included in Loss on Assets Sales and Abandonments for the three months ended March 31, 2024 was the sale of a non-core pipeline to a third-party for a loss of $26,265. Net Cash proceeds of $2,001 related to the sale are included in Proceeds from Asset Sales.

NOTE 5—INCOME TAXES:

The effective tax rates for the three months ended March 31, 2024 and 2023 were (8.4)% and 23.4%, respectively. The effective tax rate for the three months ended March 31, 2024 and 2023 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of equity compensation, federal tax credits and state taxes.

The total amount of uncertain tax positions at March 31, 2024 and December 31, 2023 was $105,250 and $99,918, respectively. If these uncertain tax positions were recognized, approximately $105,250 and $99,918 would affect CNX's effective tax rate at March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024, CNX recognized an increase in unrecognized tax benefits of $5,332 resulting from tax positions related to federal tax credits that the Company anticipates taking on its 2024 federal tax return.

CNX recognizes accrued interest and penalties related to uncertain tax positions in interest expense and income tax expense, respectively. As of March 31, 2024 and December 31, 2023, CNX had no accrued liabilities for interest and penalties related to uncertain tax positions.

CNX and its subsidiaries file federal income tax returns with the United States and tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2020.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT:

	March 31, 2024	December 31, 2023
Intangible Drilling Cost	$5,988,091	$5,902,498
Gas Gathering Equipment	2,622,296	2,631,110
Gas Wells and Related Equipment	1,553,256	1,513,945
Proved Gas Properties	1,380,126	1,374,685
Unproved Gas Properties	724,281	724,401
Surface Land and Other Equipment	186,987	187,316
Other	207,839	203,163
Total Property, Plant and Equipment	12,662,876	12,537,118
Less: Accumulated Depreciation, Depletion and Amortization	5,301,316	5,194,485
Total Property, Plant and Equipment - Net	$7,361,560	$7,342,633

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill:

All goodwill is attributed to the Midstream reporting unit within the Shale segment. Goodwill is evaluated for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount.

The accumulated impairment loss on goodwill is $473,045, resulting in a carrying value of $323,314 at both March 31, 2024 and December 31, 2023.

Other Intangible Assets:

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	March 31, 2024	December 31, 2023
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	40,952	39,314
Total Other Intangible Assets, net	$68,800	$70,438

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets was $1,638 for both the three months ended March 31, 2024 and 2023. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 8—REVOLVING CREDIT FACILITIES:
CNX:
On each of May 10, 2023 and May 5, 2022, CNX amended its Third Amended and Restated Credit Agreement dated October 6, 2021 (as amended, the "CNX Credit Agreement"), which provides for a senior secured revolving credit facility (the "CNX Credit Facility"). In 2022, revisions were made to replace LIBOR as a benchmark interest rate with SOFR, or the secured overnight financing rate. In 2023, the elected commitments of the CNX Credit Agreement were increased from $1,300,000 to $1,350,000. Following the amendments, CNX remains the borrower and certain of its subsidiaries (not including CNX Midstream Partners LP (CNXM), its subsidiaries or general partner) as guarantor loan parties on the CNX Credit Agreement. The CNX Credit Agreement replaced the prior CNX revolving credit facility and remains subject to semi-annual redetermination. The CNX Credit Agreement has a $2,250,000 borrowing base and $1,350,000 in elected commitments, including borrowings and letters of credit. The CNX Credit Agreement matures on October 6, 2026, provided that if at any time on or after January 30, 2026 availability under the CNX Credit Agreement minus the aggregate principal amount of any and all such outstanding Convertible Notes is less than 20% of the aggregate commitments under the CNX Credit Agreement (the first such date, the "Springing Maturity Date"), then the CNX Credit Agreement will mature on the Springing Maturity Date.

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

The CNX Credit Agreement also requires that CNX maintain a maximum net leverage ratio of no greater than 3.50 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding derivative asset/liability position, and convertible note liability until one year prior to maturity, and borrowings under the revolver, measured quarterly. The calculation of all of the ratios excludes CNXM, its subsidiaries, and its general partner. CNX was in compliance with all financial covenants as of March 31, 2024.

At March 31, 2024, the CNX Credit Agreement had $75,000 of borrowings outstanding, with a weighted average interest rate of 7.18% and $43,603 of letters of credit outstanding, leaving $1,231,397 of unused capacity. At December 31, 2023, the CNX Credit Agreement had $52,050 borrowings outstanding, with a weighted average interest rate of 7.64% and $43,684 of letters of credit outstanding, leaving $1,254,266 of unused capacity.

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

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum net leverage ratio of no greater than between 5.00 to 1.00 (ranging to no greater than 5.25 to 1.00 in certain circumstances); (y) a maximum secured leverage ratio of no greater than 3.25 to 1.00; and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00; in each case as calculated in accordance with the terms and definitions determining such ratios contained in the CNXM Credit Agreement. CNXM was in compliance with all financial covenants as of March 31, 2024.

At March 31, 2024, the CNXM Credit Agreement had $91,350 of borrowings outstanding, with a weighted average interest rate of 7.46% and no letters of credit outstanding, leaving $508,650 of unused capacity. At December 31, 2023, the CNXM Credit Agreement had $105,150 of borrowings outstanding, with a weighted average interest rate of 7.50%, and no letters of credit outstanding, leaving $494,850 of unused capacity.

NOTE 9—OTHER ACCRUED LIABILITIES:

	March 31, 2024	December 31, 2023
Royalties	$88,011	$100,847
Accrued Interest	29,624	44,227
Transportation Charges	21,854	17,824
Deferred Revenue	16,475	15,831
Accrued Other Taxes	12,739	9,343
Accrued Payroll & Benefits	6,862	6,619
Short-Term Incentive Compensation	3,333	10,961
Purchased Gas Payable	84	1,002
Other	24,827	16,777
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	7,897	7,897
Salary Retirement	1,910	1,886
Total Other Accrued Liabilities	$213,616	$233,214

NOTE 10—LONG-TERM DEBT:

	March 31, 2024	December 31, 2023
Senior Notes due January 2029 at 6.00%, Issued at Par Value	$500,000	$500,000
Senior Notes due January 2031 at 7.375% (Principal of $500,000 less Unamortized Discount of $5,119 and $5,308, respectively)	494,881	494,692
CNX Midstream Partners LP Senior Notes due April 2030 at 4.75% (Principal of $400,000 less Unamortized Discount of $3,510 and $3,654, respectively)*	396,490	396,346
Senior Notes due March 2032 at 7.25% (Principal of $400,000 less Unamortized Discount of $4,948)	395,052	—
Convertible Senior Notes due May 2026 at 2.25% (Principal of $330,654 less Unamortized Discount and Issuance Costs of $4,109 and $4,586, respectively)	326,545	326,068
CNX Midstream Partners LP Revolving Credit Facility*	91,350	105,150
CNX Revolving Credit Facility	75,000	52,050
Senior Notes due March 2027 at 7.25% (Principal of $350,000 plus Unamortized Premium of $1,728)	—	351,728
Less: Unamortized Debt Issuance Costs	10,623	11,660
	2,268,695	2,214,374
Less: Current Portion	326,187	325,668
Long-Term Debt	$1,942,508	$1,888,706
*CNX is not a guarantor of CNXM's 4.75% Senior Notes due April 2030 or CNXM's Credit Facility.

During the three months ended March 31, 2024, CNX completed a private offering of $400,000 aggregate principal amount of 7.25% CNX Senior Notes due March 2032 (the "CNX Senior Notes due March 2032") less an unamortized discount of $5,000. The CNX Senior Notes due March 2032, along with the related guarantees, were issued pursuant to an indenture dated February 23, 2024 and accrue interest from February 23, 2024 at a rate of 7.25% per year. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024. The CNX Senior Notes due March 2032 mature on March 1, 2032. Payment of the principal and interest on the notes is guaranteed by most of CNX’s subsidiaries but does not include CNXM (or its subsidiaries or general partner).

During the three months ended March 31, 2024, CNX purchased and retired $350,000 of its outstanding 7.25% Senior Notes due March 2027. As part of the transaction, a loss of $7,045 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income during the three months ended March 31, 2024.

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

Pursuant to the terms of the Convertible Notes indenture, the Sale Price per share of Common Stock condition for conversion of the Convertible Notes was satisfied as of March 31, 2024, and, accordingly, holders of Convertible Notes are permitted to convert any of their Convertible Notes, at their option, at any time during the quarter beginning on April 1, 2024 and ending on June 30, 2024, subject to all terms and conditions set forth in the Convertible Notes indenture. The Convertible Notes are therefore classified as short-term debt at March 31, 2024.

The reported interest expense for the Convertible Notes is equal to the 2.25% cash coupon rate. Also, the Company uses the if-converted method for the assumed conversion of the Convertible Notes when calculating diluted earnings per share.

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

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

	March 31, 2024	December 31, 2023
Liability Component:
Principal	$330,654	$330,654
Unamortized Issuance Costs	(4,109)	(4,586)
Net Carrying Amount	$326,545	$326,068

Fair Value	$625,802	$537,465
Fair Value Hierarchy	Level 2	Level 2

Interest expense related to the Convertible Notes is as follows:

	For the Three Months Ended March 31,
	2024	2023
Contractual Interest Expense	$1,860	$1,860
Amortization of Issuance Costs	477	463
Total Interest Expense	$2,337	$2,323

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
The 1992 Coal Industry Retiree Health Benefit Act ("Coal Act"), in Section 9711, requires coal companies that were providing health benefits to United Mine Workers of America ("UMWA") retirees as of February 1993 to continue providing health benefits to such individuals, in substantially the same coverages, for as long as the last signatory operator remains in business. Section 9711 also requires any "related person" to be joint and severally liable for the provision of these health benefits. On May 1, 2020, the court in the Murray Energy Corporation ("Murray") bankruptcy proceedings approved a settlement agreement between Murray and the UMWA that transferred to the UMWA 1992 Benefit Plan the Coal Act liabilities for retirees in Murray’s Section 9711 plan. The retirees transferred by Murray to the 1992 Benefit Plan include approximately 2,159 retirees allegedly traced to the December 2013 sale by CONSOL Energy Inc. to Murray Energy of the following possible last signatory operators: Consolidation Coal Company, McElroy Coal Company, Southern Ohio Coal Company, Central Ohio Coal Company, Keystone Coal Mining Corp., and Eighty-Four Mining Company (the "Sold Subsidiaries"). On May 2, 2020, the Trustees of the UMWA 1992 Benefit Plan sued CNX and CONSOL Energy Inc. ("CONSOL'") in federal court contending that the Sold Subsidiaries were last signatory operators and that CNX and CONSOL are related persons to the Sold Subsidiaries and, as such, CNX and CONSOL are jointly and severally liable for the Coal Act health benefits allegedly owed to the eligible retirees traced to the Sold Subsidiaries. The 1992 Benefit Plan seeks, among other relief, a declaration that CNX and CONSOL are obligated to enroll the eligible retirees attributed to the Sold Subsidiaries in a Section 9711 plan; that CNX and CONSOL are liable to post the security required by Section 9712; and, that CNX and CONSOL are liable to pay per beneficiary premiums until the eligible retirees are enrolled in a Section 9711 plan, and other fees, costs and disbursements under the Coal Act. On March 29, 2022, the Court denied the Defendants’ Motions to Dismiss and we are now defending this action on the merits. Further, under the Separation and Distribution Agreement that was entered into at the time we spun-out our coal business in 2017, CONSOL agreed to indemnify CNX for all coal-related liabilities, including this lawsuit. With respect to this matter, although a loss is possible, it is not probable, and accordingly no accrual has been recognized.

On July 22, 2021, CNX received a letter from the UMWA 1974 Pension Plan ("1974 Plan") requesting information related to the facts and circumstances surrounding the 2013 sale of certain of its coal subsidiaries to Murray Energy. The letter indicated that litigation related to potential withdrawal liabilities from the plan created by the 2019 bankruptcy of Murray Energy was reasonably foreseeable and at that time, no liability had been assessed. The 1974 Plan never issued an assessment to CNX. Following a period of discovery, CNX and the 1974 Plan mediated the claim in February 2024. By Agreement dated March 4, 2024, CNX settled the 1974 Plan claim for $75,000 which is payable over five-years. Under the Separation and Distribution Agreement (“SDA”) that was entered into at the time we spun-out our coal business in 2017, CONSOL Energy (“CONSOL”) became successor-in-interest to the “Coal Business” and accepted and agreed to assume and be responsible for all “Coal Liabilities.” The assumed “Coal Liabilities” are defined broadly in the SDA and specifically include claims, like the 1974 Plan claim, arising under ERISA; involving contributions or other obligations pursuant to any Benefits Plan; and any withdraw liabilities. CONSOL also unequivocally agreed to defend and indemnify CNX for all liabilities relating to, arising out of or resulting from any “Coal Liabilities.” CNX timely tendered the 1974 Plan claim to CONSOL for defense and indemnity in July 2021, which it denied. CNX continued to demand indemnity from CONSOL including prior to, during and after the March 2024 mediation. After CONSOL repudiated its contractual obligations to CNX, and after having timely fulfilled all SDA prerequisites for bringing the action, on March 7, 2024, CNX sued CONSOL for breach of contract seeking an order requiring CONSOL to indemnify CNX for the 1974 Plan claim settlement. CNX has determined that a loss is probable and that the amount of loss can be reasonably estimated. CNX also concluded that it is probable under the terms of the SDA and under the relevant law as it currently exists, it is fully entitled to be indemnified and seek recovery from CONSOL. As a result, the present value of the $75,000 settlement was recognized in Other Liabilities in the Consolidated Balance Sheets as of March 31, 2024, with the current portion recognized in Other Accrued Liabilities. A corresponding receivable was recognized in Other Non-Current assets in the Consolidated Balance Sheets as of March 31, 2024, with the current portion recognized in Other Receivables. These balances may be adjusted from time to time, as appropriate, to reflect changes in circumstances.

At March 31, 2024, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on CNX's financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$40,331	$40,331	$—	$—	$—
Other	3,272	3,272	—	—	—
Total Letters of Credit	43,603	43,603	—	—	—
Surety Bonds:
Employee-Related	2,250	2,250	—	—	—
Environmental	11,449	11,349	100	—	—
Firm Transportation	126,336	126,336	—	—	—
Financial Guarantees	72,720	72,720	—	—	—
Other	8,818	8,314	504	—	—
Total Surety Bonds	221,573	220,969	604	—	—
Total Commitments	$265,176	$264,572	$604	$—	$—

Excluded from the above table are commitments and guarantees entered into in conjunction with the spin-off of the Company's coal business in November 2017. Although CONSOL has agreed to indemnify CNX to the extent that CNX would be called upon to pay any of these liabilities, there is no assurance that CONSOL will satisfy its obligations to indemnify CNX in the event that CNX is so called upon (See "Item 1A. Risk Factors" in CNX's 2023 Annual Report on Form 10-K as filed with the SEC on February 8, 2024 ("2023 Form 10-K") for additional information).

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of March 31, 2024, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$239,479
1 - 3 years	434,905
3 - 5 years	351,324
More than 5 years	551,023
Total Purchase Obligations	$1,576,731

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

The total notional amounts of CNX's derivative instruments were as follows:

	March 31,	December 31,	Forecasted to
	2024	2023	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,245.6	1,349.2	2027
Natural Gas Basis Swaps (Bcf)	710.6	760.3	2027
NGL Commodity Swaps (Mbbls)	1,131.5	81.0	2025
Interest Rate Swaps	$410,000	$410,000	2024

The gross fair value of CNX's derivative instruments was as follows:

	March 31,	December 31,
	2024	2023
Current Assets:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$252,205	$168,532
NGL Commodity Swaps	192	1,003
Natural Gas Basis Swaps	36,800	77,540
Interest Rate Swaps	974	5,449
Total Current Assets	$290,171	$252,524

Other Non-Current Assets:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$145,589	$166,701
Natural Gas Basis Swaps	78,352	113,829
Interest Rate Swaps	—	—
Total Other Non-Current Assets	$223,941	$280,530

Current Liabilities:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$84,663	$47,279
NGL Commodity Swaps	1,075	—
Natural Gas Basis Swaps	30,577	9,473
Interest Rate Swaps	1,085	4,350
Total Current Liabilities	$117,400	$61,102

Non-Current Liabilities:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$429,198	$484,357
Natural Gas Basis Swaps	46,391	42,197
Interest Rate Swaps	—	—
Total Non-Current Liabilities	$475,589	$526,554

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended
	March 31,
	2024		2023
Realized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$60,309		$(49,926)
Natural Gas Basis Swaps	(5,720)		(11,106)
NGL Commodity Swaps	64		—
Total Realized Gain (Loss) on Commodity Derivative Instruments	54,653	*	(61,032)	**

Unrealized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	50,513		980,836
Natural Gas Basis Swaps	(95,921)		(158,235)
NGL Commodity Swaps	(1,717)		598
Total Unrealized (Loss) Gain on Commodity Derivative Instruments	(47,125)		823,199

Gain on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	110,822		930,910
Natural Gas Basis Swaps	(101,641)		(169,341)
NGL Commodity Swaps	(1,653)		598
Total Gain on Commodity Derivative Instruments	$7,528		$762,167
*Includes $30,170 of commodity derivatives that have been settled but not received and $270 that have been settled but not paid at March 31, 2024, and excludes $6,741 of commodity derivatives that were settled but not received and $900 that were settled but not paid at December 31, 2023.
**Includes $1,311 of commodity derivatives that have been settled but not received at March 31, 2023 and excludes $77,662 of commodity derivatives that were settled but not paid at December 31, 2022.

The effect of interest rate swaps on Interest Expense in the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Cash Received in Settlement of Interest Rate Swaps	$1,215	$799
Unrealized Loss on Interest Rate Swaps	(1,211)	(960)
Gain (Loss) on Interest Rate Swaps	$4	$(161)

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
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2024				Fair Value Measurements at December 31, 2023
Description	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Commodity Derivatives	$—	$(78,766)	*	$—	$—	$(55,701)	**	$—
Interest Rate Swaps	$—	$(111)		$—	$—	$1,099		$—
*Includes $30,170 of commodity derivatives that have been settled but not received and $270 that have been settled but not paid at March 31, 2024.
**Includes $6,741 of commodity derivatives that have been settled but not received and $900 that have been settled but not paid at December 31, 2023.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$1,988	$1,988	$443	$443
Long-Term Debt (Excluding Debt Issuance Costs)	$2,279,318	$2,541,378	$2,226,034	$2,376,594
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
CNX's principal activity is to produce pipeline quality natural gas for sale primarily to gas wholesalers and the Company has two reportable segments that conduct those operations: Shale and Coalbed Methane. The Other Segment includes nominal shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, exploration and production related other costs, New Technologies, as well as various other expenses that are managed outside the reportable segments as discussed above. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses.

Industry segment results for the three months ended March 31, 2024 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$292,762	$32,863	$347	$325,972	(A)
Purchased Gas Revenue	—	—	14,277	14,277
Gain (Loss) on Commodity Derivative Instruments	50,779	3,846	(47,097)	7,528
Other Revenue and Operating Income	15,894	—	20,882	36,776	(B)
Total Revenue and Other Operating Income (Loss)	$359,435	$36,709	$(11,591)	$384,553
Total Operating Expense	$198,106	$37,004	$83,741	$318,851
Earnings (Loss) Before Income Tax	$161,329	$(295)	$(154,715)	$6,319
Segment Assets	$6,667,562	$939,781	$1,049,299	$8,656,642	(C)
Depreciation, Depletion and Amortization	$99,476	$14,273	$4,901	$118,650
Capital Expenditures	$152,874	$8,668	$6,642	$168,184

(A)    Included in Natural Gas, NGLs and Oil Revenue are sales of $42,909 to NRG Business Marketing LLC (formerly Direct Energy Business Marketing LLC), which comprises over 10% of revenue from contracts with external customers for the period.
(B)    Includes midstream revenue of $15,894 and equity in loss of unconsolidated affiliates of $250 for Shale and Other, respectively. Other also includes sales of environmental attributes of $12,769.
(C)    Other includes investments in unconsolidated equity affiliates of $13,631.

Industry segment results for the three months ended March 31, 2023 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$407,198	$48,036	$405	$455,639	(D)
Purchased Gas Revenue	—	—	36,812	36,812
(Loss) Gain on Commodity Derivative Instruments	(56,336)	(4,672)	823,175	762,167
Other Revenue and Operating Income	16,754	—	4,605	21,359	(E)
Total Revenue and Other Operating Income	$367,616	$43,364	$864,997	$1,275,977
Total Operating Expense	$188,117	$36,420	$96,062	$320,599
Earnings Before Income Tax	$179,499	$6,944	$741,513	$927,956
Segment Assets	$6,536,697	$955,280	$848,168	$8,340,145	(F)
Depreciation, Depletion and Amortization	$88,110	$12,447	$4,665	$105,222
Capital Expenditures	$159,349	$9,459	$1,220	$170,028

(D)    Included in Natural Gas, NGLs and Oil Revenue are sales of $55,101 to Direct Energy Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(E)    Includes midstream revenue of $16,754 and equity in earnings of unconsolidated affiliates of $114 for Shale and Other, respectively.
(F)    Other includes investments in unconsolidated equity affiliates of $11,828.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income

	For the Three Months Ended March 31,
	2024	2023
Total Segment Revenue from Contracts with External Customers	$356,143	$509,205
Gain on Commodity Derivative Instruments	7,528	762,167
Other Operating Income	20,882	4,605
Total Consolidated Revenue and Other Operating Income	$384,553	$1,275,977

NOTE 15—STOCK REPURCHASE:
On each of January 26, 2021, October 25, 2021 and July 25, 2023, the Company’s Board of Directors approved increases in the aggregate amount of the Company’s previously approved $750,000 stock repurchase program plan to $900,000, $1,900,000, and $2,900,000, respectively. As of March 31, 2024, the amount available under the stock repurchase program is $1,080,086 and is not subject to an expiration date. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans.

During the three months ended March 31, 2024, 2,384,994 shares were repurchased and retired at an average price of $20.14 per share for a total cost of $48,282. During the three months ended March 31, 2023, 5,838,635 shares were repurchased and retired at an average price of $15.88 per share for a total cost of $93,536. The one-percent excise tax under the Inflation Reduction Act of 2022 is included in total costs for both periods.

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION:

The following are non-cash transactions that impact the investing and financing activities of CNX.
As of March 31, 2024 and December 31, 2023, CNX purchased goods and services related to capital projects in the amount of $44,581 and $28,198, respectively, which are included in accounts payable.

The following table shows cash paid:

	For the Three Months Ended March 31,
	2024	2023
Interest (Net of Amounts Capitalized)	$48,396	$30,094
Income Taxes	$—	$3,500

NOTE 17—RECENT ACCOUNTING PRONOUNCEMENTS:

CNX has reviewed all recent accounting pronouncements and does not believe there is any new accounting guidance issued, but not yet effective, that would have a material impact to the Company’s current financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q. The information provided below supplements, but does not form part of, CNX's financial statements. This discussion contains forward-looking statements that are based on the current views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from any such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact future operating performance or financial condition, please see "Part I. Item 1A. Risk Factors" and the section entitled "Forward-Looking Statements" contained in our Annual Report on Form 10-K for the year ended December 31, 2023, which we filed with the SEC on February 8, 2024 (the “2023 Form 10-K”). CNX does not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

General

CNX continually monitors factors that could cause actual results of operations to differ from historical results or current expectations. Examples include global events such as the conflict between Russia and Ukraine and the announcement by the Organization of the Petroleum Exporting Countries (OPEC) to extend cuts in production through the second quarter of 2024, both of which have had an impact on global commodity prices. These and other factors could affect the Company’s operations, earnings and cash flows for any period and could cause such results to not be comparable to those of the same period in previous years. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

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

Inflation

Heightened levels of inflation, primarily related to steel, diesel fuel and labor, continue to present risk for CNX and the broader natural gas industry. If inflation increases materially for any extended period of time, and CNX is unable to successfully mitigate the impact, our costs could increase further, thus having a greater impact on our financial position. Rising interest rates increased our costs on borrowings under our Credit Facility in 2023, but it is currently anticipated that the Federal Reserve will make cuts to relevant interest rates later in 2024. CNX remains committed to our ongoing efforts to increase the efficiency of our operations and improve costs, which may, in part, offset any additional cost increases from inflation.

Hedging Update

Total hedged natural gas production for the second quarter of 2024 is 109.7 Bcf. CNX's annual gas hedge position is shown in the table below:

	2024	2025
Volumes Hedged (Bcf), as of 4/4/24	431.7(1)	374.4
1Includes actual settlements of 101.1 Bcf.

CNX's hedged gas volumes include a combination of NYMEX financial hedges, index (NYMEX and basis) financial hedges, and physical fixed price sales. In addition, to protect the NYMEX hedge volumes from basis exposure, CNX enters into basis-only financial hedges and physical sales with fixed basis at certain sales points. CNX has also entered into a nominal quantity of NGL hedges. See Quantitative and Qualitative Disclosures About Market Risk in Item 3 of this Form 10-Q for additional information.

New Technologies Update

For the three months ended March 31, 2024, CNX recognized $13 million of sales of environmental attributes which includes items such as (but is not limited to): carbon credits, air quality credits, renewable or alternative energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances. These sales are included as part of Other Revenue and Operating Income in the Other Segment. For the three months ended March 31, 2024, CNX incurred $2 million of environmental attribute fees which represent costs related to the sale of environmental attributes and are included in Other Operating Expense in the Other Segment.

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

CNX recently announced two new strategic efforts related to our New Technologies group. On April 22, 2024, CNX announced a collaboration with NuBlu Energy to deploy compressed natural gas (CNG) and liquified natural gas (LNG) technology solutions that represent advancements in the scale and efficiency in which CNG and micro-scale LNG can be produced, while lowering costs and carbon emissions. By leveraging advanced processes and proprietary technologies, NuBlu and CNX aim to drive a transition in the CNG and LNG market to displace conventional, foreign-sourced liquid fuels with a locally sourced, cleaner-burning, more cost-effective option. CNX believes these technologies will help catalyze the company’s entry into downstream energy markets that are currently priced at a significant premium to traditional pipeline natural gas on an energy equivalent basis.

On April 24, 2024, CNX announced a joint venture with Deep Well Services (DWS) to launch AutoSep Technologies, a new oilfield service company providing a first-of-its-kind alternative to conventional flowback operations. As a standalone company operated by DWS, AutoSep Technologies will have the flexibility and autonomy to provide automated flowback solutions to the oil and gas industry. As the first product offering, the partnership brings an automated flowback system for modern, high rate, and erosive unconventional shale wells. The new, highly compact system can be deployed in a fraction of the time and requires less labor, while reducing overall costs, improving safety, and lowering the environmental impact associated with conventional flowback operations. The market potential for this product solution across domestic and international oil and gas basins is significant. Each year 20,000 wells are flowed back in the United States, and 60,000 wells are flowed back globally. As such, CNX believes that this joint venture company has the potential to grow to be a meaningful free cash flow contributor over the next several years as producers fully adopt and implement this groundbreaking technology.

Results of Operations - Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Net Income
CNX reported net income of $7 million, or earnings per diluted share of $0.04, for the three months ended March 31, 2024, compared to net income of $710 million, or earnings per diluted share of $3.61, for the three months ended March 31, 2023.

Included in the earnings for the three months ended March 31, 2024 was an unrealized loss on commodity derivative instruments of $47 million and a net loss on asset sales and abandonments of $20 million. Included in the earnings for the three months ended March 31, 2023 was an unrealized gain on commodity derivative instruments of $823 million and a net gain on asset sales and abandonments of $9 million. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the loss (gain) on asset sales and abandonments.

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

Non-GAAP Financial Measures Reconciliation

	For the Three Months Ended March 31,
(Dollars in millions)	2024	2023
Total Revenue and Other Operating Income	$384	$1,276
Add (Deduct):
Purchased Gas Revenue	(14)	(37)
Unrealized Loss (Gain) on Commodity Derivative Instruments	47	(823)
Other Revenue and Operating Income	(36)	(21)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$381	$395

Total Operating Expense	$319	$320
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(5)	(3)
Exploration and Production Related Other Costs	(2)	(5)
Purchased Gas Costs	(13)	(34)
Selling, General and Administrative Costs	(38)	(37)
Other Operating Expense	(24)	(15)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$237	$226
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

	For the Three Months Ended March 31,
	2024		2023		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		140.4		135.9		4.5

Natural Gas, NGL and Oil Revenue	$326	$2.29	$456	$3.39	$(130)	$(1.10)
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement	55	0.42	(61)	(0.49)	116	0.91
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	381	2.71	395	2.90	(14)	(0.19)
Lease Operating Expense	18	0.13	16	0.12	2	0.01
Production, Ad Valorem, and Other Fees	7	0.06	10	0.07	(3)	(0.01)
Transportation, Gathering and Compression	97	0.69	98	0.72	(1)	(0.03)
Depreciation, Depletion and Amortization (DD&A)	115	0.81	102	0.75	13	0.06
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	237	1.69	226	1.66	11	0.03
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$144	$1.02	$169	$1.24	$(25)	$(0.22)
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 4.5 Bcfe increase in volumes in the period-to-period comparison was primarily due to new wells turned-in-line throughout 2023 and the first quarter of 2024 and an increase in ethane recoveries. The increase was offset, in part, by normal production declines.

Changes in the average costs per Mcfe were primarily related to the following items:
•Production, ad valorem and other fees decreased on a per unit basis primarily due to decreased realized prices on natural gas.
•Transportation, gathering and compression expense decreased on a per unit basis primarily due to a decrease in production in areas that are subject to higher gathering rates, a decrease in repairs and maintenance expense and an increase in volumes. The decrease was offset, in part, by an increase in processing costs due to rate escalations and the overall increase in NGL volumes.
•Depreciation, depletion and amortization expense increased on a per unit basis primarily due to a higher annual depletion rate for 2024. The increase in rate is primarily attributable to downward reserve revisions due to adjustments to the five-year development plan that lowered proved undeveloped reserves, price changes, and the sale of various non-operated producing oil and gas assets.

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Three Months Ended March 31,
in thousands (unless noted)	2024	2023	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	11,239	10,061	1,178	11.7%
Sales Volume (Mbbls)	1,873	1,677	196	11.7%
Gross Price ($/Bbl)	$23.94	$27.48	$(3.54)	(12.9)%
Gross NGL Revenue	$44,865	$46,056	$(1,191)	(2.6)%

Oil/Condensate:
Sales Volume (MMcfe)	175	515	(340)	(66.0)%
Sales Volume (Mbbls)	29	86	(57)	(66.3)%
Gross Price ($/Bbl)	$64.08	$67.32	$(3.24)	(4.8)%
Gross Oil/Condensate Revenue	$1,870	$5,773	$(3,903)	(67.6)%

NATURAL GAS
Sales Volume (MMcf)	128,942	125,290	3,652	2.9%
Sales Price ($/Mcf)	$2.17	$3.22	$(1.05)	(32.6)%
Gross Natural Gas Revenue	$279,237	$403,810	$(124,573)	(30.8)%

Hedging Impact ($/Mcf)	$0.42	$(0.49)	$0.91	185.7%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement	$54,652	$(61,032)	$115,684	189.5%

The decrease in natural gas, NGLs and oil revenue was primarily the result of the $1.05 per Mcf decrease in natural gas prices, when excluding the impact of hedging and the $3.54 per Bbl decrease in NGL prices. These decreases were offset, in-part, by the impact of the change in the gain (loss) on commodity derivative instruments - cash settlement related to the Company's hedging program and the 4.5 Bcfe increase in sales volumes.

SEGMENT ANALYSIS for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

	For the Three Months Ended				Difference to Three Months Ended
	March 31, 2024				March 31, 2023
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$292	$33	$1	$326	$(115)	$(15)	$—	$(130)
Gain (Loss) on Commodity Derivative Instruments	51	4	(47)	8	107	9	(870)	(754)
Purchased Gas Revenue	—	—	14	14	—	—	(23)	(23)
Other Revenue and Operating Income	16	—	20	36	(1)	—	16	15
Total Revenue and Other Operating Income	359	37	(12)	384	(9)	(6)	(877)	(892)
Lease Operating Expense	12	5	1	18	1	—	1	2
Production, Ad Valorem, and Other Fees	6	2	—	8	(1)	(1)	—	(2)
Transportation, Gathering and Compression	81	16	—	97	(1)	—	—	(1)
Depreciation, Depletion and Amortization	99	14	6	119	11	2	1	14
Exploration and Production Related Other Costs	—	—	2	2	—	—	(3)	(3)
Purchased Gas Costs	—	—	13	13	—	—	(21)	(21)
Selling, General and Administrative Costs	—	—	38	38	—	—	1	1
Other Operating Expense	—	—	24	24	—	—	9	9
Total Operating Expense	198	37	84	319	10	1	(12)	(1)
Other Expense	—	—	(5)	(5)	—	—	(6)	(6)
Loss (Gain) on Asset Sales and Abandonments, net	—	—	20	20	—	—	29	29
Loss on Debt Extinguishment	—	—	7	7	—	—	7	7
Interest Expense	—	—	37	37	—	—	1	1
Total Other Expense	—	—	59	59	—	—	31	31
Total Costs and Expenses	198	37	143	378	10	1	19	30
Earnings Before Income Tax	$161	$—	$(155)	$6	$(19)	$(7)	$(896)	$(922)

        SHALE SEGMENT

The Shale segment had earnings before income tax of $161 million for the three months ended March 31, 2024 compared to earnings before income tax of $180 million for the three months ended March 31, 2023.

	For the Three Months Ended March 31,
	2024	2023	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	119.4	114.8	4.6	4.0%
NGLs Sales Volumes (Bcfe)*	11.2	10.1	1.1	10.9%
Oil/Condensate Sales Volumes (Bcfe)*	0.2	0.5	(0.3)	(60.0)%
Total Shale Sales Volumes (Bcfe)*	130.8	125.4	5.4	4.3%

Average Shale Gas Sales Price (per Mcf)	$2.06	$3.10	$(1.04)	(33.5)%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.43	$(0.49)	$0.92	187.8%
Average Sales Price - NGLs (per Mcfe)*	$3.99	$4.58	$(0.59)	(12.9)%
Average Sales Price - Oil/Condensate (per Mcfe)*	$10.65	$11.20	$(0.55)	(4.9)%

Total Average Shale Sales Price (per Mcfe)	$2.63	$2.80	$(0.17)	(6.1)%
Average Shale Lease Operating Expenses (per Mcfe)	0.09	0.09	—	—%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.04	0.06	(0.02)	(33.3)%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.62	0.66	(0.04)	(6.1)%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.77	0.69	0.08	11.6%
Total Average Shale Production Costs (per Mcfe)	$1.52	$1.50	$0.02	1.3%
Total Average Shale Production Margin (per Mcfe)	$1.11	$1.30	$(0.19)	(14.6)%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.
The Shale segment had natural gas, NGLs and oil/condensate revenue of $292 million for the three months ended March 31, 2024 compared to $407 million for the three months ended March 31, 2023. The $115 million decrease was due primarily to a 33.5% decrease in the average sales price for natural gas and a 12.9% decrease in the average sales price of NGLs. The decrease was partially offset by the 4.3% increase in total Shale sales volumes. The increase in total Shale sales volumes was primarily due to new wells turned-in-line throughout 2023 and the first quarter of 2024 and an increase in ethane recoveries offset, in part, by normal production declines.

The decrease in total average Shale sales price was primarily due to a $1.04 per Mcf decrease in average natural gas sales price and a $0.59 per Mcfe decrease in the average NGL sales price. These decreases were offset in part by a $0.92 per Mcf change in the realized gain (loss) on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 92.2 Bcf of the Company's produced Shale gas sales volumes for the three months ended March 31, 2024 at an average gain of $0.55 per Mcf hedged. For the three months ended March 31, 2023, these financial hedges represented approximately 84.3 Bcf at an average loss of $0.67 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $198 million for the three months ended March 31, 2024 compared to $188 million for the three months ended March 31, 2023. The increase in total dollars and unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $12 million for the three months ended March 31, 2024 compared to $11 million for the three months ended March 31, 2023. The increase in total dollars was primarily related to an increase in water disposal costs, as more water was taken to disposal instead of being reused in well completions.

•Shale production, ad valorem and other fees were $6 million for the three months ended March 31, 2024 compared to $7 million for the three months ended March 31, 2023. The decrease in total dollars was primarily due to decreased realized prices on natural gas.

•Shale transportation, gathering and compression costs were $81 million for the three months ended March 31, 2024 compared to $82 million for the three months ended March 31, 2023. The decrease in total dollars was primarily related to a decrease in production in areas that are subject to higher third-party gathering rates and a decrease in repairs and maintenance expense. The decrease was offset, in part, by an increase in processing costs due to normal rate escalations and an increase in ethane recoveries. The decrease in unit costs was primarily due to the increase in total Shale sales volumes.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $99 million for the three months ended March 31, 2024 compared to $88 million for the three months ended March 31, 2023. These amounts included depletion on a unit of production basis of $0.65 per Mcfe and $0.59 per Mcfe, respectively. The increase in the units of production depreciation, depletion and amortization rate in the current period is primarily due to a higher annual depletion rate for 2024. The increase in rate is primarily attributable to downward reserve revisions due to adjustments to the five-year development plan that lowered proved undeveloped reserves, price changes, and the sale of various non-operated producing oil and gas assets The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third parties. The Shale segment had other revenue and operating income of $16 million for the three months ended March 31, 2024 compared to $17 million for the three months ended March 31, 2023. The decrease in the period-to-period comparison was primarily due to lower third-party gathering volumes due to normal production declines.

COALBED METHANE (CBM) SEGMENT
The CBM segment had a nominal loss for the three months ended March 31, 2024 compared to earnings before income tax of $7 million for the three months ended March 31, 2023.

	For the Three Months Ended March 31,
	2024	2023	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	9.5	10.4	(0.9)	(8.7)%

Average CBM Gas Sales Price (per Mcf)	$3.46	$4.62	$(1.16)	(25.1)%
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.41	$(0.45)	$0.86	191.1%

Total Average CBM Sales Price (per Mcf)	$3.87	$4.17	$(0.30)	(7.2)%
Average CBM Lease Operating Expenses (per Mcf)	0.57	0.53	0.04	7.5%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.18	0.28	(0.10)	(35.7)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.65	1.49	0.16	10.7%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.50	1.20	0.30	25.0%
Total Average CBM Production Costs (per Mcf)	$3.90	$3.50	$0.40	11.4%
Total Average CBM Production Margin (per Mcf)	$(0.03)	$0.67	$(0.70)	(104.5)%
The CBM segment had natural gas revenue of $33 million for the three months ended March 31, 2024 compared to $48 million for the three months ended March 31, 2023. The $15 million decrease was due to a 25.1% decrease in the average sales price for natural gas in the current period and an 8.7% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price decreased $0.30 per Mcf due to a $1.16 per Mcf decrease in average natural gas sales price, offset in part by a $0.86 per Mcf change in the realized gain (loss) on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 6.9 Bcf of the Company's produced CBM sales volumes for the three months ended March 31, 2024 at an average gain of $0.55 per Mcf hedged. For the three months ended March 31, 2023, these financial hedges represented approximately 7.2 Bcf at an average loss of $0.65 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $37 million for the three months ended March 31, 2024 compared to $36 million for the three months ended March 31, 2023. The increase in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $5 million for the three months ended March 31, 2024 and 2023. The increase in unit cost was primarily due to the decrease in total CBM volumes.

•CBM production, ad valorem and other fees were $2 million for the three months ended March 31, 2024 compared to $3 million for the three months ended March 31, 2023. The decrease in total dollars and unit costs were primarily due to decreased realized prices on natural gas.

•CBM transportation, gathering and compression costs were $16 million for the three months ended March 31, 2024 and 2023. The increase in unit cost was primarily due to the decrease in total CBM volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $14 million for the three months ended March 31, 2024 compared to $12 million for the three months ended March 31, 2023. These amounts included depletion on a unit of production basis of $0.85 per Mcfe and $0.64 per Mcfe, respectively. The increase in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of a higher 2024 annual depletion rate. The increase in rate is primarily attributable to downward reserve revisions due to higher operating costs and price changes. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER SEGMENT

The Other Segment includes nominal shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, New Technologies, exploration and production related other costs, as well as various other expenses that are managed outside the Shale and CBM segments such as selling, general and administrative ("SG&A"), interest expense and income taxes.

The Other Segment had a loss before income tax of $155 million for the three months ended March 31, 2024 compared to earnings before income tax of $741 million for the three months ended March 31, 2023. The decrease in total dollars is discussed below.

	For the Three Months Ended March 31,
	2024	2023	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.1	0.1	—	—%

Unrealized (Loss) Gain on Commodity Derivative Instruments

For the three months ended March 31, 2024, the Other Segment recognized an unrealized loss on commodity derivative instruments of $47 million. For the three months ended March 31, 2023, the Other Segment recognized an unrealized gain on commodity derivative instruments of $823 million. The unrealized loss or gain on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $14 million for the three months ended March 31, 2024 compared to $37 million for the three months ended March 31, 2023. Purchased gas costs were $13 million for the three months ended March 31, 2024 compared to $34 million for the three months ended March 31, 2023. The period-to-period decrease in purchased gas revenue was primarily due to a decrease in purchased gas sales volumes.

	For the Three Months Ended March 31,
	2024	2023	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	5.2	12.8	(7.6)	(59.4)%
Average Sales Price (per Mcf)	$2.73	$2.86	$(0.13)	(4.5)%
Purchased Gas Average Cost (per Mcf)	$2.60	$2.67	$(0.07)	(2.6)%

Other Operating Income

	For the Three Months Ended March 31,
(in millions)	2024	2023	Variance	Percent Change
Sales of Environmental Attributes	$13	$—	$13	100.0%
Excess Firm Transportation Income	6	3	3	100.0%
Water Income	2	1	1	100.0%
Equity Income from Affiliates	(1)	—	(1)	100.0%
Total Other Operating Income	$20	$4	$16	400.0%

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

Exploration and Production Related Other Costs

	For the Three Months Ended March 31,
(in millions)	2024	2023	Variance	Percent Change
Lease Expiration Costs	$1	$4	$(3)	(75.0)%
Land Rentals	1	1	—	—%
Total Exploration and Production Related Other Costs	$2	$5	$(3)	(60.0)%

•Lease expiration costs relate to leases where the primary term expired or will expire within the next 12 months. The decrease in the three months ended March 31, 2024 was primarily due to a decrease in the number of acres that were allowed to expire.

Selling, General and Administrative

SG&A costs include costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, charitable contributions and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Three Months Ended March 31,
(in millions)	2024	2023	Variance	Percent Change
Short-term Incentive Compensation	$4	$3	$1	33.3%
Long-term Equity-Based Compensation (Non-Cash)	7	9	(2)	(22.2)%
Salaries, Wages and Employee Benefits	8	10	(2)	(20.0)%
Contributions and Advertising	2	2	—	—%
Other	17	13	4	30.8%
Total SG&A	$38	$37	$1	2.7%

•Short-term compensation increased $1 million due higher projected payouts for the current period.
•Long-term equity-based compensation (non-cash) decreased in the period-to-period comparison due to a decrease in equity awards.

•Salaries, wages and employee benefits decreased in the period-to-period comparison primarily due to a decrease in corporate head-count related expenses.
•Other increased primarily due to an increase in professional services and consulting fees related to cyber security, legal matters and regulatory reporting.

Other Operating Expense

	For the Three Months Ended March 31,
(in millions)	2024	2023	Variance	Percent Change
Environmental Attribute Fees	$2	$—	$2	100.0%
Water Expense	1	—	1	100.0%
Inventory Adjustments	2	2	—	—%
Idle Equipment and Service Charges	2	2	—	—%
Insurance Expense	1	1	—	—%
Unutilized Firm Transportation and Processing Fees	9	9	—	—%
Other	7	1	6	600.0%
Total Other Operating Expense	$24	$15	$9	60.0%

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
•Other includes multiple one-time items in the period-to-period comparison. In the current period, these one-time items primarily include a $3 million charge related to a prior-year sales and use tax audit settlement and a $3 million charge related to a prior year pipeline tariff filing.

Other Expense

	For the Three Months Ended March 31,
(in millions)	2024	2023	Variance	Percent Change
Other Income
Litigation Recovery	$7	$—	$7	100.0%
Right-of-Way Sales	1	2	(1)	(50.0)%
Other	2	1	1	100.0%
Total Other Income	$10	$3	$7	233.3%

Other Expense
Professional Services	$1	$—	$1	100.0%
Bank Fees	3	3	—	—%
Other Corporate Expense	1	1	—	—%
Total Other Expense	$5	$4	$1	25.0%

Total Other (Income) Expense	$(5)	$1	$(6)	(600.0)%
•CNX pursues legal recoveries when certain circumstances arise. The increase in litigation recovery in the period-to-period comparison was the result of various recoveries that occurred in the current period. No such transactions occurred in the prior period.

(Loss) Gain on Asset Sales and Abandonments, net

A net loss on asset sales and abandonments of $20 million was recognized in the three months ended March 31, 2024 compared to a net gain of $9 million in the three months ended March 31, 2023. The net loss recognized in the three months ended March 31, 2024 primarily relates to a $26 million loss on the sale of a non-core pipeline to a third party offset, in part, by the sale of various other non-core assets (primarily rights-of-way, surface acreage and other non-core oil and gas interests). The net gain recognized in the three months ended March 31, 2023 primarily relates to the sale of various other non-core assets (primarily rights-of-way, surface acreage and other non-core oil and gas interests).

Loss on Debt Extinguishment

A loss on debt extinguishment of $7 million was recognized in the three months ended March 31, 2024 in connection with CNX's purchase of $350 million of the 7.25% Senior Notes due March 2027 at an average price equal to 101.9% of the principal amount. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. No such transactions occurred in the prior period.

Interest Expense

	For the Three Months Ended March 31,
(in millions)	2024	2023	Variance	Percent Change
Total Interest Expense	$37	$36	$1	2.8%

The $1 million increase in total interest expense was primarily due to higher borrowings on the CNX revolving credit facility and higher principal balances related to the long-term debt that was issued in February 2024. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Three Months Ended March 31,
(in millions)	2024	2023	Variance	Percent Change
Total Company Earnings Before Income Tax	$6	$928	$(922)	(99.4)%
Income Tax (Benefit) Expense	$(1)	$218	$(219)	(100.5)%
Effective Income Tax Rate	(8.4)%	23.4%	(31.8)%

The effective income tax rates for the three months ended March 31, 2024 and 2023 were (8.4)% and 23.4%, respectively. The effective tax rate for the three months ended March 31, 2024 and 2023 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation, federal tax credits, and state taxes.

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

CNX continuously reviews its liquidity and capital resources. If market conditions were to change, for instance due to a significant decline in commodity prices, and our revenue was reduced significantly or operating and capital costs were to increase significantly, our cash flows and liquidity could be reduced.
As of March 31, 2024, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices, CNX currently expects to remain in compliance with its debt covenants.

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

Factors that may Impact our Liquidity
•The Company’s cash on hand and access to additional liquidity. Cash and cash equivalents were $2 million as of March 31, 2024 and nominal as of December 31, 2023.
•Accounts and notes receivable - trade as of March 31, 2024 and December 31, 2023 were $91 million and $116 million, respectively. Our accounts and notes receivable balance may fluctuate as of any balance sheet date depending on the prices we receive for our natural gas and NGLs and the volumes sold.
•Capital expenditures are expected to range between $525 million to $575 million for the year ended December 31, 2024. For the three months ended March 31, 2024, CNX had capital expenditures of $168 million.
•Production volumes are expected to range between 540 Bcfe and 560 Bcfe for the year ended December 31, 2024. For the three months ended March 31, 2024, CNX had production volumes of 140.4 Bcfe.
•Prices for natural gas and NGLs are volatile, and an extended decline in the prices we receive for our natural gas and NGLs will adversely affect our financial condition and cash flows.
•In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas and NGL swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net liability of $79 million at March 31, 2024 and a net liability of $56 million at December 31, 2023. The Company has not experienced any issues of non-performance by derivative counterparties. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q for further discussion of our commodity risk management.

Cash Flows (in millions)

	For the Three Months Ended March 31,
	2024	2023	Change
Cash Provided by Operating Activities	$185	$249	$(64)
Cash Used in Investing Activities	$(160)	$(160)	$—
Cash Used in Financing Activities	$(24)	$(108)	$84

Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:
•Net income decreased $704 million in the period-to-period comparison.
•Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $222 million net decrease in deferred income taxes, a $925 million net change in commodity derivative instruments, a $30 million decrease in loss (gain) on asset sales and abandonments, net and a $93 million net decrease for various other changes in working capital.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:
•Capital expenditures decreased $2 million primarily due to a decrease in drilling and completions activity.
•Proceeds from asset sales decreased $2 million primarily due to the timing of sales of various non-core assets (See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:
•Proceeds from borrowings under the CNXM Credit Facility decreased $1 million and repayments under the CNXM Credit Facility decreased $4 million.

•Proceeds from borrowings under the CNX Credit Facility decreased $119 million and repayments under the CNX Credit Facility decreased $128 million.
•During the three months ended March 31, 2024, CNX paid $357 million to repurchase $350 million of CNX 7.25% Senior Notes due March 2027 at a price of 101.9% of the principal amount. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the three months ended March 31, 2024, CNX closed on $400 million aggregate principal amount of CNX 7.25% Senior Notes due March 2032 at a price of 98.8% for cash proceeds of $395 million. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the three months ended March 31, 2024, CNX repurchased $52 million of its common stock on the open market compared to $95 million during the three months ended March 31, 2023.

Commitments and Significant Contractual Obligations

The following is a summary of the Company's significant contractual obligations at March 31, 2024 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$400	$700	$—	$—	$1,100
Gas Firm Transportation and Processing	239,079	434,205	351,324	551,023	1,575,631
Long-Term Debt	326,545	166,350	500,000	1,286,423	2,279,318
Interest on Long-Term Debt	135,326	256,480	229,750	190,094	811,650
Finance Lease Obligations	2,861	9,216	12,189	66	24,332
Interest on Finance Lease Obligations	1,532	2,662	1,436	35	5,665
Operating Lease Obligations	52,150	54,130	10,705	16,533	133,518
Interest on Operating Lease Obligations	5,262	4,571	2,347	1,911	14,091
Long-Term Liabilities—Employee Related (a)	2,169	4,593	4,645	23,024	34,431
Other Long-Term Liabilities (b)	171,889	64,171	27,105	90,025	353,190
Total Contractual Obligations (c)	$937,213	$997,078	$1,139,501	$2,159,134	$5,232,926
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

Debt
At March 31, 2024, CNX had total long-term debt of $2,279 million, including the current portion of long-term debt of $326 million and excluding unamortized debt issuance costs. This long-term debt consisted of:
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
•An aggregate principal amount of $400 million of 7.25% Senior Notes due March 2032 less $5 million of unamortized discount. Interest on the notes is payable March 1 and September 1 of each year. Payment on the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $331 million of 2.25% Convertible Senior Notes due May 2026, unless earlier redeemed, repurchased, or converted, less $4 million of unamortized discount and issuance costs. Interest on the notes is payable May 1 and November 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $91 million in outstanding borrowings under the CNXM Credit Facility. Payment of the principal and interest on the CNXM Credit Facility is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of the CNXM Facility.
•An aggregate principal amount of $75 million in outstanding borrowings under the CNX Credit Facility. Payment of the principal and interest on the CNX Credit Facility is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).

Total Equity and Dividends
CNX had total equity of $4,309 million at March 31, 2024 compared to $4,361 million at December 31, 2023. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX has not paid dividends on its common stock since 2016. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as the Board of Directors deems relevant. CNX's Credit Facility limits its ability to pay dividends in excess of an annual rate of $0.10 per share when the Company's net leverage ratio exceeds 3.00 to 1.00 and is subject to availability under the Credit Facility of at least 20% of the aggregate commitments and there being no borrowing base deficiency. The Credit Facility does not permit such dividend payments when an event of default has occurred and is continuing. The indentures to the 6.00% Senior Notes due January 2029, the 7.375% Senior Notes due January 2031 and the 7.25% Senior Notes due March 2032 limit dividends to $0.50 per share annually unless several conditions are met. These conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the three months ended March 31, 2024.
Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at March 31, 2024. Management believes these items will expire without being funded. See Note 11 – Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosure of contingent assets and liabilities in the Consolidated Financial Statements and at the date of the financial statements. Actual results could materially differ from those estimates. The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. The 2023 financial statements, as part of our Form 10-K filed with the SEC, include additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q. Our significant accounting policies are described in Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of CNX's 2023 Form 10-K.

Forward-Looking Statements

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act)) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words "believe," "intend," "expect," "may," "should," "anticipate," "could," "estimate," "plan," "predict," "project," "will," or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe a strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•Prices for natural gas and NGLs are volatile and can fluctuate widely based upon a number of factors beyond our control, including supply and demand for our products;
•unsuccessful operational efforts or continued natural gas price decreases requiring us to record write-downs of the quantity and value of our proved natural gas properties;
•competition and consolidation within the natural gas industry may adversely affect our ability to sell our products and midstream services or other parts of the business;
•deterioration in the economic conditions in any of the industries in which our customers or their customers operate, a domestic or worldwide financial downturn, or negative credit market conditions;
•hedging activities may prevent us from benefiting from price increases and may expose us to other risks;
•negative public perception regarding our Company or industry;
•events beyond our control, including a global or domestic health crisis or global instability and actual and threatened geopolitical conflict, may result in unexpected adverse operating and financial results;
•increasing attention to environmental, social and governance (ESG) matters may adversely impact our business;
•dependence on third party pipeline and processing systems could adversely affect our operations and limit sales of our natural gas and NGLs as a result of disruptions, capacity constraints, proximity issues or decreases in availability of pipelines or other midstream facilities;
•uncertainties in estimating our economically recoverable natural gas reserves;
•the high-risk nature of drilling, developing and operating natural gas wells;
•our identified development locations are scheduled over multiple future years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their actual development;
•the substantial capital expenditures required for, and the regulatory, environmental, political, legal and economic risks associated with, our development and exploration projects, as well as midstream system development;
•our success depends on key members of our management and our ability to attract and retain experienced technical and other professional personnel;
•decreases in the availability of, or increases in the price of, required personnel, services, equipment, parts and raw materials in a timely manner, in sufficient quantities or at reasonable costs to support our operations;
•our ability to find adequate water sources for our use, or our ability to dispose of or recycle water produced from our operations at a reasonable cost and within applicable environmental rules, our ability to produce natural gas economically and in sufficient quantities could be impaired.
•failure to successfully replace our current natural gas reserves through economic development of our existing or acquired undeveloped assets or through acquisition of additional producing assets, would lead to a decline in our natural gas, NGL and oil production levels and reserves;
•losses incurred as a result of title defects in the properties in which we invest or the loss of certain leasehold or other rights related to our midstream activities;
•the impact of climate change legislation, litigation and regulation of greenhouse gas emissions at the federal or state level may increase our operating costs and reduce the value of our natural gas assets;
•environmental regulations can increase costs and introduce uncertainty that could adversely impact the market for natural gas with potential short and long-term liabilities;
•existing and future governmental laws, regulations, other legal requirements and judicial decisions that govern our business may increase our costs of doing business and may restrict our operations;
•significant costs and liabilities may be incurred as a result of pipeline operations and/or increases in the regulation of natural gas pipelines and midstream facilities;
•changes in federal or state income tax laws or rates focused on natural gas exploration and development;
•future tax liabilities may be greater than expected if our net operating loss carryforwards are limited, CNX does not generate expected deductions, or tax authorities challenge certain of our tax positions;
•CNX may be unable to qualify for existing federal and state level environmental attribute credits and new markets for environmental attributes are currently volatile, and otherwise may not develop as quickly or efficiently as we anticipate or at all;
•the outcomes of various legal proceedings, including those which are more fully described in our reports filed under the Exchange Act;
•risks associated with our current long-term debt obligations;
•a decrease in our borrowing base, which could decrease for a variety of reasons including lower natural gas prices, declines in natural gas reserves, asset sales and lending requirements or regulations;
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
•inability to control timing of divestitures, and to provide anticipated benefits of the transaction;
•there is no guarantee that we will continue to repurchase shares of our common stock under our current or any future share repurchase program at levels undertaken previously or at all;
•we may operate a portion of our business with one or more joint venture partners or in circumstances where CNX is not the operator, which may restrict our operational and corporate flexibility;
•CONSOL Energy may not be able to satisfy its indemnification obligations in the future and such indemnities may not be sufficient to hold us harmless from the full amount of liabilities for which CONSOL Energy may be allocated responsibility;
•cyber-incidents could have a material adverse effect on our business, financial condition or results of operations;
•terrorist activities could materially adversely affect our business and results of operations;
•certain other factors addressed in this report and in our 2023 Form 10-K under "Risk Factors".

Although forward-looking statements reflect our good faith beliefs at the time they are made, they involve known and unknown risks, uncertainties and other factors. For more information concerning factors that could cause actual results to differ materially from those conveyed in the forward-looking statements, including, among others, that our business plans may change as circumstances warrant, please refer to the "Risk Factors" and "Forward-Looking Statements" sections of our 2023 Form 10-K and subsequent Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

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
For a summary of accounting policies related to derivative instruments, see Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of CNX's 2023 Form 10-K.
CNX's open derivative instruments can cause earnings volatility relative to changes in market prices until the derivative contracts are either settled or are monetized prior to settlement. At March 31, 2024 and December 31, 2023 our open derivative instruments were in net liability positions with fair values of $79 million and $56 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at March 31, 2024 and December 31, 2023. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $498 million and $557 million at March 31, 2024 and December 31, 2023, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $498 million and $557 million at March 31, 2024 and December 31, 2023, respectively.
CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company uses derivative instruments to manage risk related to interest rates. These instruments change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. At March 31, 2024 and December 31, 2023, CNX had $2,110 million and $2,065 million, respectively, of aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $11 million and $12 million, respectively. At March 31, 2024 and December 31, 2023, CNX had $166 million and $157 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to CNX's revolving credit facility, under which there were $75 million borrowings at March 31, 2024 and $52 million borrowings at December 31, 2023, and CNXM's revolving credit facility, under which there were $91 million of borrowings at March 31, 2024 and $105 million at December 31, 2023. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of March 31, 2024 and December 31, 2023 by $2 million on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of April 4, 2024, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2024 Fixed Price Volumes
Hedged Bcf	N/A	109.7	108.4	114.6	332.7
Weighted Average Hedge Price per Mcf	N/A	$2.51	$2.50	$2.56	$2.52
2025 Fixed Price Volumes
Hedged Bcf	92.5	95.1	96.1	96.1	374.4 *
Weighted Average Hedge Price per Mcf	$2.46	$2.44	$2.44	$2.44	$2.43
2026 Fixed Price Volumes
Hedged Bcf	85.1	86.9	87.7	87.7	339.6*
Weighted Average Hedge Price per Mcf	$2.50	$2.50	$2.50	$2.49	$2.48
2027 Fixed Price Volumes
Hedged Bcf	54.2	53.9	54.5	54.5	216.2*
Weighted Average Hedge Price per Mcf	$3.26	$3.26	$3.26	$3.35	$3.28
*Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2024 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A.     RISK FACTORS
The financial conditions and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in "Item 1A. Risk Factors" in CNX's 2023 Form 10-K. The risks described could materially and adversely affect CNX's business, financial condition, cash flows, and results of operations. CNX may experience additional risks and uncertainties not currently known; or, as a result of developments occurring in the future, conditions that are currently deemed to be immaterial may also materially and adversely affect CNX's business, financial condition, cash flows, and results of operations. There have been no material changes to the Company’s risk factors since the 2023 Form 10-K was filed.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the three months ended March 31, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
January 1, 2024 - January 31, 2024	2,153,320	$20.10	1,847,174	$1,091,119
February 1, 2024 - February 29, 2024	692,564	$20.05	378,040	$1,083,584
March 1, 2024 - March 31, 2024	163,145	$21.88	159,780	$1,080,086
Total	3,009,029		2,384,994

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

ITEM 5.     OTHER INFORMATION
Trading Arrangements

None of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2024.

ITEM 6.EXHIBITS

10.1
Purchase Agreement, dated as of February 12, 2024, among CNX Resources Corporation, the subsidiary guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein, incorporated by reference to Exhibit 1.1 to Form 8-K (file no. 001-14901) filed on February 14, 2024.

10.2
Indenture, dated as of February 23, 2024, among CNX Resources Corporation, the subsidiary guarantors party thereto and UMB Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901), filed on February 14, 2024.

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

Dated: April 25, 2024

CNX RESOURCES CORPORATION

By:	/S/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Director, Chief Executive Officer and President (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ ALAN K. SHEPARD
Alan K. Shepard
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

By:	/S/ JASON L. MUMFORD
Jason L. Mumford
Vice President and Controller