Form 10-Q
period 2024-06-30
CNX Resources Corp
filed 2024-07-25
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of July 12, 2024
Common stock, $0.01 par value	151,226,872

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
NYMEX - New York Mercantile Exchange.
Physical sales - the buying and selling of natural gas through contracts between buyers and sellers. The parties agree to the physical delivery of a specific volume of natural gas over a particular period at a given price.
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

PART I : FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
(Unaudited)	June 30,		June 30,
Revenue and Other Operating Income:	2024	2023	2024	2023
Natural Gas, NGLs and Oil Revenue	$236,233	$257,061	$562,205	$712,700
Gain on Commodity Derivative Instruments	14,095	542,472	21,623	1,304,639
Purchased Gas Revenue	11,029	9,355	25,306	46,167
Other Revenue and Operating Income	60,086	30,812	96,861	52,170
Total Revenue and Other Operating Income	321,443	839,700	705,995	2,115,676
Costs and Expenses:
Operating Expense
Lease Operating Expense	17,819	13,092	35,545	29,566
Production, Ad Valorem and Other Fees	6,638	5,419	14,263	15,060
Transportation, Gathering and Compression	91,709	87,872	188,359	185,968
Depreciation, Depletion and Amortization	117,541	103,682	236,191	208,904
Exploration and Production Related Other Costs	2,364	1,727	4,675	6,831
Purchased Gas Costs	10,371	8,794	23,955	43,140
Selling, General, and Administrative Costs	32,025	30,017	69,695	66,593
Other Operating Expense	21,077	21,031	45,710	36,169
Total Operating Expense	299,544	271,634	618,393	592,231
Other Expense (Income)
Other (Income) Expense	(676)	2,510	(6,074)	3,679
(Gain) Loss on Asset Sales and Abandonments, net	(814)	(105,986)	19,482	(115,468)
(Gain) Loss on Debt Extinguishment	(2)	—	7,043	—
Interest Expense	38,634	34,820	76,075	70,556
Total Other Expense (Income)	37,142	(68,656)	96,526	(41,233)
Total Costs and Expenses	336,686	202,978	714,919	550,998
(Loss) Income Before Income Tax	(15,243)	636,722	(8,924)	1,564,678
Income Tax Expense	3,018	161,767	2,486	379,328
Net (Loss) Income	$(18,261)	$474,955	$(11,410)	$1,185,350

(Loss) Earnings per Share
Basic	$(0.12)	$2.89	$(0.07)	$7.13
Diluted	$(0.12)	$2.47	$(0.07)	$6.09

Dividends Declared	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
(Unaudited)	2024	2023	2024	2023
Net (Loss) Income	$(18,261)	$474,955	$(11,410)	$1,185,350
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $(30), $(27), $(60), $(54))	81	72	162	144

Comprehensive (Loss) Income	$(18,180)	$475,027	$(11,248)	$1,185,494

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,923	$443
Accounts and Notes Receivable:
Trade, net	108,091	116,119
Other Receivables, net	38,404	17,872
Supplies Inventories	14,505	19,846
Derivative Instruments	186,429	252,524
Prepaid Expenses	17,195	14,984
Total Current Assets	368,547	421,788
Property, Plant and Equipment:
Property, Plant and Equipment	12,799,473	12,537,118
Less—Accumulated Depreciation, Depletion and Amortization	5,415,933	5,194,485
Total Property, Plant and Equipment—Net	7,383,540	7,342,633
Other Non-Current Assets:
Operating Lease Right-of-Use Assets	112,414	139,466
Derivative Instruments	241,384	280,530
Goodwill	323,314	323,314
Other Intangible Assets	67,162	70,438
Other	106,593	48,488
Total Other Non-Current Assets	850,867	862,236
TOTAL ASSETS	$8,602,954	$8,626,657

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	June 30, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$126,192	$147,361
Derivative Instruments	156,541	61,102
Current Portion of Finance Lease Obligations	2,534	1,862
Current Portion of Long-Term Debt	326,710	325,668
Current Portion of Operating Lease Obligations	51,329	53,791
Other Accrued Liabilities	230,047	233,214
Total Current Liabilities	893,353	822,998
Non-Current Liabilities:
Long-Term Debt	1,955,433	1,888,706
Finance Lease Obligations	10,710	5,500
Operating Lease Obligations	64,777	89,531
Derivative Instruments	451,743	526,554
Deferred Income Taxes	728,297	729,454
Asset Retirement Obligations	105,321	105,315
Other	142,675	97,582
Total Non-Current Liabilities	3,458,956	3,442,642
TOTAL LIABILITIES	4,352,309	4,265,640
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 151,545,126 Issued and Outstanding at June 30, 2024; 154,382,880 Issued and Outstanding at December 31, 2023	1,516	1,548
Capital in Excess of Par Value	2,363,053	2,384,910
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	1,893,215	1,981,860
Accumulated Other Comprehensive Loss	(7,139)	(7,301)
TOTAL STOCKHOLDERS' EQUITY	4,250,645	4,361,017
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,602,954	$8,626,657

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands) (Unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
March 31, 2024	$1,534	$2,373,114	$1,941,892	$(7,220)	$4,309,320
Net Loss	—	—	(18,261)	—	(18,261)
Issuance of Common Stock	1	928	—	—	929
Purchase and Retirement of Common Stock	(19)	(15,168)	(30,368)	—	(45,555)
Shares Withheld for Taxes	—	—	(48)	—	(48)
Amortization of Stock-Based Compensation Awards	—	4,179	—	—	4,179
Other Comprehensive Income	—	—	—	81	81
June 30, 2024	$1,516	$2,363,053	$1,893,215	$(7,139)	$4,250,645
(Dollars in thousands) (Unaudited)
March 31, 2023	$1,663	$2,468,079	$1,103,995	$(6,441)	$3,567,296
Net Income	—	—	474,955	—	474,955
Issuance of Common Stock	—	129	—	—	129
Purchase and Retirement of Common Stock	(38)	(31,855)	(31,874)	—	(63,767)
Shares Withheld for Taxes	—	—	(40)	—	(40)
Amortization of Stock-Based Compensation Awards	—	4,542	—	—	4,542
Other Comprehensive Income	—	—	—	72	72
June 30, 2023	$1,625	$2,440,895	$1,547,036	$(6,369)	$3,983,187

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
December 31, 2023	$1,548	$2,384,910	$1,981,860	$(7,301)	$4,361,017
(Unaudited)
Net Loss	—	—	(11,410)	—	(11,410)
Issuance of Common Stock	1	1,037	—	—	1,038
Purchase and Retirement of Common Stock	(43)	(34,437)	(59,358)	—	(93,838)
Shares Withheld for Taxes	—	—	(17,877)	—	(17,877)
Amortization of Stock-Based Compensation Awards	10	11,543	—	—	11,553
Other Comprehensive Income	—	—	—	162	162
June 30, 2024	$1,516	$2,363,053	$1,893,215	$(7,139)	$4,250,645
(Dollars in thousands)
December 31, 2022	$1,712	$2,506,269	$448,993	$(6,513)	$2,950,461
(Unaudited)
Net Income	—	—	1,185,350	—	1,185,350
Issuance of Common Stock	1	737	—	—	738
Purchase and Retirement of Common Stock	(97)	(79,282)	(77,923)	—	(157,302)
Shares Withheld for Taxes	—	—	(9,384)	—	(9,384)
Amortization of Stock-Based Compensation Awards	9	13,171	—	—	13,180
Other Comprehensive Income	—	—	—	144	144
June 30, 2023	$1,625	$2,440,895	$1,547,036	$(6,369)	$3,983,187

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended
Dollars in Thousands	June 30,
Cash Flows from Operating Activities:	2024	2023
Net (Loss) Income	$(11,410)	$1,185,350
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	236,191	208,904
Amortization of Deferred Financing Costs	6,109	4,614
Stock-Based Compensation	11,553	13,180
Loss (Gain) on Asset Sales and Abandonments, net	19,482	(115,468)
Loss on Debt Extinguishment	7,043	—
Gain on Commodity Derivative Instruments	(21,623)	(1,304,639)
Loss on Other Derivative Instruments	1,099	1,137
Net Cash Received (Paid) in Settlement of Commodity Derivative Instruments	146,392	(76,048)
Deferred Income Taxes	(1,217)	376,799
Other	507	(1,448)
Changes in Operating Assets:
Accounts and Notes Receivable	(14,047)	245,783
Supplies Inventories	5,341	685
Prepaid Expenses	(2,211)	1,707
Changes in Other Assets	(45,547)	345
Changes in Operating Liabilities:
Accounts Payable	(1,784)	(36,224)
Accrued Interest	2,884	18,490
Other Operating Liabilities	(7,141)	(75,450)
Changes in Other Liabilities	45,209	(251)
Net Cash Provided by Operating Activities	376,830	447,466
Cash Flows from Investing Activities:
Capital Expenditures	(320,100)	(366,013)
Proceeds from Asset Sales	16,011	142,809
Investments in Equity Affiliates	(110)	—
Net Cash Used in Investing Activities	(304,199)	(223,204)
Cash Flows from Financing Activities:
Payments on Long-Term Notes	(356,504)	—
Proceeds from CNXM Revolving Credit Facility Borrowings	122,800	133,300
Repayments of CNXM Revolving Credit Facility Borrowings	(181,300)	(187,500)
Proceeds from CNX Revolving Credit Facility Borrowings	633,700	907,300
Repayments of CNX Revolving Credit Facility Borrowings	(553,750)	(907,300)
Proceeds from Issuance of CNX Senior Notes	395,000	—
Payments on Other Debt	(1,083)	(710)
Proceeds from Issuance of Common Stock	1,038	738
Shares Withheld for Taxes	(17,877)	(9,384)
Purchases of Common Stock	(96,202)	(158,906)
Debt Issuance and Financing Fees	(14,973)	(356)
Net Cash Used in Financing Activities	(69,151)	(222,818)
Net Increase in Cash and Cash Equivalents	3,480	1,444
Cash and Cash Equivalents at Beginning of Period	443	21,321
Cash and Cash Equivalents at End of Period	$3,923	$22,765

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheet at December 31, 2023 has been derived from the Audited Consolidated Financial Statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2023 included in CNX Resources Corporation's ("CNX," "CNX Resources," the "Company," "we," "us," or "our") Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on February 8, 2024 (the "2023 Form 10-K").

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Cash & Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term securities with original maturities of three months or less.

Receivables

As of June 30, 2024 and December 31, 2023, Accounts Receivable - Trade were $108,091 and $116,119, respectively, and Other Receivables were $38,404 and $17,872, respectively.

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

The following represents activity related to the allowance for credit losses for the six months ended:

	June 30,
	2024	2023
Allowance for Credit Losses - Trade, Beginning of Year	$84	$84
Provision for Expected Credit Losses	—	—
Allowance for Credit Losses - Trade, End of Period	$84	$84

Allowance for Credit Losses - Other Receivables, Beginning of Year	$2,847	$2,937
Recoveries Collected	(1,692)	—
Provision for Expected Credit Losses	94	(96)
Write-off of Uncollectible Accounts	—	(93)
Allowance for Credit Losses - Other Receivables, End of Period	$1,249	$2,748

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

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Anti-Dilutive Options	1,187,492	21,232	1,187,492	16,070
Anti-Dilutive Restricted Stock Units	2,106,007	113,149	2,106,007	513,294
Anti-Dilutive Performance Share Units	1,010,251	—	1,010,251	—
	4,303,750	134,381	4,303,750	529,364

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

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Options	97,999	17,636	909,436	73,629
Restricted Stock Units	18,436	19,698	846,212	896,785
Performance Share Units	—	8,897	753,673	576,421
	116,435	46,231	2,509,321	1,546,835

The computations for basic and diluted earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net (Loss) Income	$(18,261)	$474,955	$(11,410)	$1,185,350
Basic (Loss) Earnings Available to Shareholders	$(18,261)	$474,955	$(11,410)	$1,185,350

Effect of Dilutive Securities:
Add Back Interest on Convertible Notes (Net of Tax)	$—	$1,409	$—	$2,818
Diluted (Loss) Earnings Available to Shareholders	$(18,261)	$476,364	$(11,410)	$1,188,168

Weighted-Average Shares of Common Stock Outstanding	152,608,500	164,139,583	152,986,576	166,283,932
Effect of Diluted Shares:*
Options	—	1,046,210	—	1,041,479
Restricted Stock Units	—	1,073,001	—	1,028,799
Performance Share Units	—	980,923	—	981,350
Convertible Notes	—	25,751,869	—	25,751,869
Weighted-Average Diluted Shares of Common Stock Outstanding	152,608,500	192,991,586	152,986,576	195,087,429

(Loss) Earnings per Share:
Basic	$(0.12)	$2.89	$(0.07)	$7.13
Diluted	$(0.12)	$2.47	$(0.07)	$6.09
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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from Contracts with Customers:
Natural Gas Revenue	$194,290	$223,222	$473,527	$627,032
NGL Revenue	40,751	30,763	85,616	76,819
Oil/Condensate Revenue	1,192	3,076	3,062	8,849
Total Natural Gas, NGL and Oil Revenue	236,233	257,061	562,205	712,700

Purchased Gas Revenue	11,029	9,355	25,306	46,167

Other Sources of Revenue and Other Operating Income:
Gain on Commodity Derivative Instruments	14,095	542,472	21,623	1,304,639
Other Revenue and Operating Income	60,086	30,812	96,861	52,170
Total Revenue and Other Operating Income	$321,443	$839,700	$705,995	$2,115,676

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

For natural gas, NGL and oil revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $35,661 as of June 30, 2024. The Company expects to recognize net revenue of $17,523 in the next 12 months and $13,685 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGL and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For the three and six months ended June 30, 2024 and 2023, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—ACQUISITIONS AND DISPOSITIONS:

During the six months ended June 30, 2024, CNX closed on the sale of a non-core pipeline to a third party. The net cash proceeds of $2,017 are included in Proceeds from Asset Sales in the Consolidated Statements of Cash Flows and the net loss on the transaction of $26,150 is included in the (Gain) Loss on Asset Sales and Abandonments, net in the Consolidated Statements of Income.

During the three and six months ended June 30, 2023, CNX closed on the sale of various non-operated producing oil and gas assets primarily located in the Appalachian Basin to a third party. The net cash proceeds of $119,918 are included in Proceeds from Asset Sales in the Consolidated Statements of Cash Flows and the net gain on the transaction of $102,420 is included in the (Gain) Loss on Asset Sales and Abandonments, net in the Consolidated Statements of Income.

Additionally, (Gain) Loss on Asset Sales and Abandonments, net in the Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023 and Proceeds from Asset Sales in the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 include the sale of various non-core assets (rights-of-way, surface acreage and other non-core oil and gas interests and assets), none of which were individually material.

NOTE 5—INCOME TAXES:

The effective tax rates for the three and six months ended June 30, 2024 were (19.8)% and (27.9)%, respectively. The effective tax rates for the three and six months ended June 30, 2023 were 25.4% and 24.2%, respectively. The effective tax rate for the three and six months ended June 30, 2024 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of equity compensation, federal tax credits and state taxes. The effective tax rate for the three and six months ended June 30, 2023 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of equity compensation, federal tax credits and state taxes primarily due to a West Virginia tax law change.

The total amount of uncertain tax positions at June 30, 2024 and December 31, 2023 was $104,396 and $99,918, respectively. If these uncertain tax positions were recognized, approximately $104,396 and $99,918 would affect CNX's effective tax rate at June 30, 2024 and December 31, 2023, respectively. In 2024, CNX recognized an increase in unrecognized tax benefits of $4,478 for tax benefits resulting from tax positions anticipated to be taken on our 2024 federal tax return for additional federal tax credits.

CNX recognizes accrued interest and penalties related to uncertain tax positions in interest expense and income tax expense, respectively. As of June 30, 2024 and December 31, 2023, CNX had no accrued liabilities for interest and penalties related to uncertain tax positions.

CNX and its subsidiaries file federal income tax returns with the United States and tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2020.

West Virginia enacted legislation in March 2023 for public companies which allows for a deduction for the deferred tax adjustment as of January 1, 2022 resulting from the change in state apportionment methodology from three factor to single sales factor and elimination of the throw-out rule if the change results in an aggregate increase in net deferred tax liabilities, decrease in net deferred tax assets, or change from a net deferred tax asset to a net deferred tax liability. The deduction is available over a ten-year period beginning with the first tax year on or after January 1, 2033. For the six months ended June 30, 2023, the Company has recorded a discrete income tax benefit of approximately $15,983 in the Consolidated Statements of Income to reflect the recent legislative change resulting in a decrease to deferred tax liabilities in the Consolidated Balance Sheets.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT:

	June 30, 2024	December 31, 2023
Intangible Drilling Cost	$6,064,336	$5,902,498
Gas Gathering Equipment	2,636,696	2,631,110
Gas Wells and Related Equipment	1,590,332	1,513,945
Proved Gas Properties	1,382,597	1,374,685
Unproved Gas Properties	727,232	724,401
Surface Land and Other Equipment	181,989	187,316
Other	216,291	203,163
Total Property, Plant and Equipment	12,799,473	12,537,118
Less: Accumulated Depreciation, Depletion and Amortization	5,415,933	5,194,485
Total Property, Plant and Equipment - Net	$7,383,540	$7,342,633

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill:

All goodwill is attributed to the Midstream reporting unit within the Shale segment. Goodwill is evaluated for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount.

The accumulated impairment loss on goodwill is $473,045, resulting in a carrying value of $323,314 at both June 30, 2024 and December 31, 2023.

Other Intangible Assets:

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	June 30, 2024	December 31, 2023
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	42,590	39,314
Total Other Intangible Assets, net	$67,162	$70,438

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets for both the three and six months ended June 30, 2024 and 2023 was $1,638 and 3,276, respectively. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 8—REVOLVING CREDIT FACILITIES:
CNX:
CNX as borrower and certain of its subsidiaries (not including CNX Midstream Partners LP (CNXM)) as guarantor loan parties entered into a new Fourth Amended and Restated Credit Agreement for a senior secured revolving credit facility (the “CNX Credit Facility”), dated as of May 17, 2024 and maturing on May 17, 2029. The new senior secured revolving credit facility has a $2,250,000 borrowing base and $1,400,000 of elected commitments and replaces the Company’s existing senior secured revolving credit facility (the “prior CNX Credit Facility”) which had a $2,250,000 borrowing base and $1,350,000 of elected commitments, had been entered into as of October 6, 2021, and had a maturity of October 6, 2026.

The availability under the CNX Credit Facility, including availability for letters of credit, is generally limited to a borrowing base, which is determined by the required number of lenders in good faith by calculating a loan value of the Company’s proved reserves.

In addition to refinancing all outstanding amounts under the prior CNX revolving credit facility, borrowings under the CNX Credit Facility may be used by CNX for general corporate purposes.

Interest on outstanding indebtedness under the CNX Credit Facility currently accrues, at the Company’s option, at a rate based on either:

•the highest of (i) PNC Bank, National Association’s prime rate, (ii) the federal funds open rate plus 0.50%, and (iii) the one-month SOFR rate plus 1.0%, in each case, plus a margin ranging from 0.75% to 1.75%; or
•the SOFR rate plus a margin ranging from 1.85% to 2.85%.

The CNX Credit Facility matures on May 17, 2029, provided that if at any time on or after (1) January 30, 2026 (or October 31, 2025, if any debt (as defined in the CNX Credit Facility) is outstanding with a springing maturity date), if any of the Company’s 2.25% Convertible Senior Notes due 2026 are outstanding and (a) availability under the CNX Credit Facility minus (b) the aggregate principal amount of all such outstanding Convertible Senior Notes is less than 20% of the aggregate commitments under the CNX Credit Facility, or (2) October 16, 2028 (or July 17, 2028, if any debt (as defined in the CNX Credit Facility) is outstanding with a springing maturity date), if any of the Company’s 6.0% Senior Notes due 2029 are outstanding and (a) availability under the CNX Credit Facility minus (b) the aggregate principal amount of all such outstanding Senior Notes is less than 20% of the aggregate commitments under the CNX Credit Facility (the first such date, the "Springing Maturity Date'), then the CNX Credit Facility will mature on the Springing Maturity Date.
The CNX Credit Facility also requires that CNX maintain a maximum net leverage ratio of no greater than 3.50 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding derivative asset/liability position, and convertible note liability until one year prior to maturity, and borrowings under the revolver, measured quarterly. The calculation of all of the ratios excludes CNXM, its subsidiaries, and its general partner. CNX was in compliance with all financial covenants as of June 30, 2024.

At June 30, 2024, the CNX Credit Facility had $132,000 of borrowings outstanding, with a weighted average interest rate of 7.18% and $43,457 of letters of credit outstanding, leaving $1,224,543 of unused capacity. At December 31, 2023, the prior CNX Credit Facility had $52,050 borrowings outstanding, with a weighted average interest rate of 7.64% and $43,684 of letters of credit outstanding, leaving $1,254,266 of unused capacity.

CNXM:
CNXM as borrower and certain of its subsidiaries as guarantor loan parties entered into a new Second Amended and Restated Credit Agreement for a senior secured revolving credit facility (the “CNXM Credit Facility"), dated as of May 17, 2024 and maturing on May 17, 2029. The new $600,000 senior secured revolving credit facility replaced the Company’s existing $600,000 senior secured revolving credit facility (the “prior CNXM Credit Facility") which had been entered into as of October 6, 2021 and had a maturity of October 6, 2026. The CNXM Credit Facility is not subject to semi-annual redetermination and CNX is not a guarantor under the CNXM Credit Facility.
In addition to refinancing all outstanding amounts under the prior CNXM Credit Facility, borrowings under the CNXM Credit Facility may be used by CNXM for general corporate purposes.

Interest on outstanding indebtedness under the CNXM Credit Facility currently accrues, at CNXM's option, at a rate based on either:
•the highest of (i) PNC Bank, National Association’s prime rate, (ii) the federal funds open rate plus 0.50%, and (iii) the one-month SOFR rate plus 1.0%, in each case, plus a margin ranging from 0.75% to 2.00%; or
•the SOFR rate plus a margin ranging from 1.85% to 3.10%.

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum net leverage ratio of no greater than between 5.00 to 1.00 (ranging to no greater than 5.25 to 1.00 in certain circumstances); (y) a maximum secured leverage ratio of no greater than 3.25 to 1.00; and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00; in each case as calculated in accordance with the terms and definitions determining such ratios contained in the CNXM Credit Facility. CNXM was in compliance with all financial covenants as of June 30, 2024.

At June 30, 2024, the CNXM Credit Facility had $46,650 of borrowings outstanding, with a weighted average interest rate of 7.30% and no letters of credit outstanding, leaving $553,350 of unused capacity. At December 31, 2023, the prior CNXM Credit Facility had $105,150 of borrowings outstanding, with a weighted average interest rate of 7.50%, and no letters of credit outstanding, leaving $494,850 of unused capacity.

NOTE 9—OTHER ACCRUED LIABILITIES:

	June 30, 2024	December 31, 2023
Royalties	$83,501	$100,847
Accrued Interest	47,111	44,227
Transportation Charges	27,386	17,824
Deferred Revenue	18,959	15,831
Accrued Other Taxes	9,638	9,343
Short-Term Incentive Compensation	6,578	10,961
Accrued Payroll & Benefits	6,548	6,619
Purchased Gas Payable	1,604	1,002
Other	18,891	16,777
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	7,897	7,897
Salary Retirement	1,934	1,886
Total Other Accrued Liabilities	$230,047	$233,214

NOTE 10—LONG-TERM DEBT:

	June 30, 2024	December 31, 2023
Senior Notes due January 2029 at 6.00%, Issued at Par Value	$500,000	$500,000
Senior Notes due January 2031 at 7.375% (Principal of $500,000 less Unamortized Discount of $4,931 and $5,308, respectively)	495,069	494,692
CNX Midstream Partners LP Senior Notes due April 2030 at 4.75% (Principal of $400,000 less Unamortized Discount of $3,365 and $3,654, respectively)*	396,635	396,346
Senior Notes due March 2032 at 7.25% (Principal of 400,000 less Unamortized Discount of $$4,792)	395,208	—
Convertible Senior Notes due May 2026 at 2.25% (Principal of $330,654 less Unamortized Discount and Issuance Costs of $3,629 and $4,586, respectively)	327,025	326,068
CNX Revolving Credit Facility	132,000	52,050
CNX Midstream Partners LP Revolving Credit Facility*	46,650	105,150
Senior Notes due March 2027 at 7.25% (Principal of $350,000 plus Unamortized Premium of $1,728)	—	351,728
Less: Unamortized Debt Issuance Costs	10,444	11,660
	2,282,143	2,214,374
Less: Current Portion	326,710	325,668
Long-Term Debt	$1,955,433	$1,888,706
*CNX is not a guarantor of CNXM's 4.75% Senior Notes due April 2030 or the CNXM Credit Facility.

During the six months ended June 30, 2024, CNX completed a private offering of $400,000 aggregate principal amount of 7.25% CNX Senior Notes due March 2032 (the "CNX Senior Notes due March 2032") less an unamortized discount of $5,000. The CNX Senior Notes due March 2032, along with the related guarantees, were issued pursuant to an indenture dated February 23, 2024 and accrue interest from February 23, 2024 at a rate of 7.25% per year. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024. The CNX Senior Notes due March 2032 mature on March 1, 2032. Payment of the principal and interest on the notes is guaranteed by most of CNX’s subsidiaries but does not include CNXM (or its subsidiaries or general partner).

During the six months ended June 30, 2024, CNX purchased and retired $350,000 of its outstanding 7.25% Senior Notes due March 2027. As part of the transaction, a loss of $7,043 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income during the six months ended June 30, 2024.

In 2020, CNX issued $345,000 in aggregate principal amount of Convertible Notes due May 2026 ("the Convertible Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, including $45,000 aggregate principal amount of Convertible Notes issued pursuant to the exercise in full of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes are senior, unsecured obligations of the Company. The Convertible Notes bear interest at a fixed rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2020. Proceeds from the issuance of the Convertible Notes totaled $334,650, net of initial purchaser discounts and issuance costs. The Convertible Notes are guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).

The initial conversion rate is 77.8816 shares of CNX's common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $12.84 per share, subject to adjustment upon the occurrence of specified events.

The Convertible Notes will mature on May 1, 2026, unless earlier repurchased, redeemed or converted. Before February 1, 2026, noteholders will have the right to convert their Convertible Notes only upon the occurrence of the following events:

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

From and after February 1, 2026, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.

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

Pursuant to the terms of the Convertible Notes indenture, the Sale Price per share of Common Stock condition for conversion of the Convertible Notes was satisfied as of June 30, 2024, and, accordingly, holders of Convertible Notes are permitted to convert any of their Convertible Notes, at their option, at any time during the quarter beginning on July 1, 2024 and ending on September 30, 2024, subject to all terms and conditions set forth in the Convertible Notes indenture. The Convertible Notes are therefore classified as short-term debt at June 30, 2024.

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

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

	June 30, 2024	December 31, 2023
Liability Component:
Principal	$330,654	$330,654
Unamortized Issuance Costs	(3,629)	(4,586)
Net Carrying Amount	$327,025	$326,068

Fair Value	$638,959	$537,465
Fair Value Hierarchy	Level 2	Level 2

Interest expense related to the Convertible Notes is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Contractual Interest Expense	$1,860	$1,860	$3,720	$3,720
Amortization of Issuance Costs	480	467	957	930
Total Interest Expense	$2,340	$2,327	$4,677	$4,650

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

The 1992 Coal Industry Retiree Health Benefit Act ("Coal Act"), in Section 9711, requires coal companies that were providing health benefits to United Mine Workers of America ("UMWA") retirees as of February 1993 to continue providing health benefits to such individuals, in substantially the same coverages, for as long as the last signatory operator remains in business. Section 9711 also requires any "related person" to be joint and severally liable for the provision of these health benefits. On May 1, 2020, the court in the Murray Energy Corporation ("Murray") bankruptcy proceedings approved a settlement agreement between Murray and the UMWA that transferred to the UMWA 1992 Benefit Plan the Coal Act liabilities for retirees in Murray’s Section 9711 plan. The retirees transferred by Murray to the 1992 Benefit Plan include approximately 2,159 retirees allegedly traced to the December 2013 sale by CONSOL Energy Inc. to Murray Energy of the following possible last signatory operators: Consolidation Coal Company, McElroy Coal Company, Southern Ohio Coal Company, Central Ohio Coal Company, Keystone Coal Mining Corp., and Eighty-Four Mining Company (the "Sold Subsidiaries"). On May 2, 2020, the Trustees of the UMWA 1992 Benefit Plan sued CNX and CONSOL Energy Inc. ("CONSOL'") in federal court contending that the Sold Subsidiaries were last signatory operators and that CNX and CONSOL are related persons to the Sold Subsidiaries and, as such, CNX and CONSOL are jointly and severally liable for the Coal Act health benefits allegedly owed to the eligible retirees traced to the Sold Subsidiaries. The 1992 Benefit Plan seeks, among other relief, a declaration that CNX and CONSOL are obligated to enroll the eligible retirees attributed to the Sold Subsidiaries in a Section 9711 plan; that CNX and CONSOL are liable to post the security required by Section 9712; and, that CNX and CONSOL are liable to pay per beneficiary premiums until the eligible retirees are enrolled in a Section 9711 plan, and other fees, costs and disbursements under the Coal Act. On March 29, 2022, the Court denied the Defendants’ Motions to Dismiss CNX and CONSOL are now defending this action on the merits. Further, under the Separation and Distribution Agreement ("SDA") that was entered into at the time CNX spun-out its coal business in 2017, CONSOL agreed to indemnify CNX for all coal-related liabilities, including this lawsuit. With respect to this matter, although a loss is possible, it is not probable, and accordingly no accrual has been recognized.

On July 22, 2021, CNX received a letter from the UMWA 1974 Pension Plan ("1974 Plan") requesting information related to the facts and circumstances surrounding the 2013 sale of certain of its coal subsidiaries to Murray Energy. The letter indicated that litigation related to potential withdrawal liabilities from the plan created by the 2019 bankruptcy of Murray Energy was reasonably foreseeable and at that time, no liability had been assessed. The 1974 Plan never issued an assessment to CNX. Following a period of discovery, CNX and the 1974 Plan mediated the claim in February 2024. By Agreement dated March 4, 2024, CNX settled the 1974 Plan claim for $75,000 which is payable over five-years. Under the SDA, CONSOL became successor-in-interest to the “Coal Business” and accepted and agreed to assume and be responsible for all “Coal Liabilities.” The assumed “Coal Liabilities” are defined broadly in the SDA and specifically include claims, like the 1974 Plan claim, arising under ERISA; involving contributions or other obligations pursuant to any Benefits Plan; and any withdraw liabilities. CONSOL also unequivocally agreed to defend and indemnify CNX for all liabilities relating to, arising out of or resulting from any “Coal Liabilities.” CNX timely tendered the 1974 Plan claim to CONSOL for defense and indemnity in July 2021, which it denied. CNX continued to demand indemnity from CONSOL including prior to, during and after the March 2024 mediation. After CONSOL repudiated its contractual obligations to CNX, and after having timely fulfilled all SDA prerequisites for bringing the action, on March 7, 2024, CNX sued CONSOL for breach of contract seeking an order requiring CONSOL to indemnify CNX for the 1974 Plan claim settlement. CNX has determined that a loss is probable and that the amount of loss can be reasonably estimated. CNX also concluded that it is probable under the terms of the SDA and under the relevant law as it currently exists, it is fully entitled to be indemnified and seek recovery from CONSOL. As a result, the present value of the $75,000 settlement was recognized in Other Liabilities in the Consolidated Balance Sheets as of June 30, 2024, with the current portion recognized in Other Accrued Liabilities. A corresponding receivable was recognized in Other Non-Current assets in the Consolidated Balance Sheets as of June 30, 2024, with the current portion recognized in Other Receivables. These balances may be adjusted from time to time, as appropriate, to reflect changes in circumstances.

At June 30, 2024, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on CNX's financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$40,331	$40,331	$—	$—	$—
Other	3,126	3,126	—	—	—
Total Letters of Credit	43,457	43,457	—	—	—
Surety Bonds:
Employee-Related	2,250	2,250	—	—	—
Environmental	11,199	10,891	308	—	—
Firm Transportation	126,336	126,336	—	—	—
Financial Guarantees	72,720	72,720	—	—	—
Other	9,453	7,851	1,602	—	—
Total Surety Bonds	221,958	220,048	1,910	—	—
Total Commitments	$265,415	$263,505	$1,910	$—	$—

Excluded from the above table are commitments and guarantees entered into in conjunction with the spin-off of the Company's coal business in November 2017. Although CONSOL has agreed to indemnify CNX to the extent that CNX would be called upon to pay any of these liabilities, there is no assurance that CONSOL will satisfy its obligations to indemnify CNX in the event that CNX is so called upon (See "Item 1A. Risk Factors" in the 2023 Form 10-K for additional information).

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of June 30, 2024, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$239,278
1 - 3 years	438,209
3 - 5 years	340,402
More than 5 years	543,623
Total Purchase Obligations	$1,561,512

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

In March 2020, CNX entered into an interest rate swap agreement, inclusive of a put option at zero basis points, related to $160,000 of borrowings under the CNX Credit Facility which had the economic effect of modifying the variable-interest obligation into a fixed-interest obligation over a four-year period. This agreement expired in March 2024.

In March 2020, CNX entered into a four-year interest rate swap related to an additional $250,000 of borrowings under the CNX Credit Facility, inclusive of a put option at zero basis points. In December 2020, CNX executed an offsetting $250,000 interest rate swap. Consistent with the previous interest rate swap agreements, the $250,000 interest rate swaps were entered into to manage CNX's exposure to interest rate volatility. This agreement expired in April 2024.

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

None of the Company's counterparty master agreements currently require CNX to post collateral for any of its positions. However, as stated in the applicable counterparty master agreements, if CNX's obligations with one of its counterparties cease to be secured on the same basis as similar obligations with the other lenders under the CNX Credit Facility, CNX would have to post collateral for instruments in a liability position in excess of defined thresholds. All of the Company's derivative instruments are subject to master netting arrangements with our counterparties. CNX recognizes all financial derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets on a gross basis.

Each of the Company's counterparty master agreements allows, in the event of default, the ability to elect early termination of outstanding contracts. If early termination is elected, CNX and the applicable counterparty would net settle all open hedge positions.

The total notional amounts of CNX's derivative instruments were as follows:

	June 30,	December 31,	Forecasted to
	2024	2023	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,174.3	1,349.2	2028
Natural Gas Basis Swaps (Bcf)	669.2	760.3	2028
NGL Commodity Swaps (Mbbls)	849.4	81.0	2025
Interest Rate Swaps	$—	$410,000	2024

The gross fair value of CNX's derivative instruments was as follows:

	June 30,	December 31,
	2024	2023
Current Assets:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$115,821	$168,532
NGL Commodity Swaps	138	1,003
Natural Gas Basis Swaps	70,470	77,540
Interest Rate Swaps	—	5,449
Total Current Assets	$186,429	$252,524

Other Non-Current Assets:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$143,368	$166,701
Natural Gas Basis Swaps	98,016	113,829
Total Other Non-Current Assets	$241,384	$280,530

Current Liabilities:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$132,336	$47,279
NGL Commodity Swaps	1,697	—
Natural Gas Basis Swaps	22,508	9,473
Interest Rate Swaps	—	4,350
Total Current Liabilities	$156,541	$61,102

Non-Current Liabilities:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$410,289	$484,357
Natural Gas Basis Swaps	41,454	42,197
Total Non-Current Liabilities	$451,743	$526,554

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024		2023
Realized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$112,476	$83,395	$172,785		$33,469
Natural Gas Basis Swaps	(2,546)	(4,455)	(8,266)		(15,561)
NGL Commodity Swaps	152	619	215		619
Total Realized Gain on Commodity Derivative Instruments	110,082	79,559	164,734	*	18,527	**

Unrealized (Loss) Gain on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	(150,881)	326,127	(100,368)		1,306,963
Natural Gas Basis Swaps	55,636	134,671	(40,285)		(23,564)
NGL Commodity Swaps	(742)	2,115	(2,458)		2,713
Total Unrealized (Loss) Gain on Commodity Derivative Instruments	(95,987)	462,913	(143,111)		1,286,112

(Loss) Gain on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	(38,405)	409,522	72,417		1,340,432
Natural Gas Basis Swaps	53,090	130,216	(48,551)		(39,125)
NGL Commodity Swaps	(590)	2,734	(2,243)		3,332
Total Gain on Commodity Derivative Instruments	$14,095	$542,472	$21,623		$1,304,639
*Includes $24,183 of commodity derivatives that have been settled but not received at June 30, 2024, and excludes $6,741 of commodity derivatives that were settled but not received and $900 that were settled but not paid at December 31, 2023.
**Includes $16,913 of commodity derivatives that have been settled but not received at June 30, 2023 and excludes $77,662 of commodity derivatives that were settled but not paid at December 31, 2022.

The effect of interest rate swaps on Interest Expense in the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cash (Paid) Received in Settlement of Interest Rate Swaps	$(112)	$1,016	$1,103	$1,816
Unrealized Gain (Loss) on Interest Rate Swaps	112	(176)	(1,099)	(1,137)
Gain on Interest Rate Swaps	$—	$840	$4	$679

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
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2024				Fair Value Measurements at December 31, 2023
Description	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Commodity Derivatives	$—	$(180,471)	*	$—	$—	$(55,701)	**	$—
Interest Rate Swaps	$—	$—		$—	$—	$1,099		$—
*Includes $24,183 of commodity derivatives that have been settled but not received at June 30, 2024.
**Includes $6,741 of commodity derivatives that have been settled but not received and $900 that have been settled but not paid at December 31, 2023.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$3,923	$3,923	$443	$443
Long-Term Debt (Excluding Debt Issuance Costs)	$2,292,587	$2,569,610	$2,226,034	$2,376,594
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

Industry segment results for the three months ended June 30, 2024 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$215,598	$20,485	$150	$236,233	(A)
Purchased Gas Revenue	—	—	11,029	11,029
Gain (Loss) on Commodity Derivative Instruments	101,919	8,115	(95,939)	14,095
Other Revenue and Operating Income	16,441	—	43,645	60,086	(B)
Total Revenue and Other Operating Income (Loss)	$333,958	$28,600	$(41,115)	$321,443
Total Operating Expense	$191,115	$37,143	$71,286	$299,544
Earnings (Loss) Before Income Tax	$142,843	$(8,543)	$(149,543)	$(15,243)
Segment Assets	$6,676,756	$939,831	$986,367	$8,602,954	(C)
Depreciation, Depletion and Amortization	$97,909	$14,587	$5,045	$117,541
Capital Expenditures	$138,917	$7,760	$5,239	$151,916

(A)    Included in Natural Gas, NGLs and Oil Revenue are sales of $28,684 to Citadel Energy Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(B)    Includes midstream revenue of $16,441 and equity in loss of unconsolidated affiliates of $227 for Shale and Other, respectively. Other also includes sales of environmental attributes of $32,877.
(C)    Other includes investments in unconsolidated equity affiliates of $15,394.

Industry segment results for the three months ended June 30, 2023 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$234,192	$22,634	$235	$257,061	(D)
Purchased Gas Revenue	—	—	9,355	9,355
Gain on Commodity Derivative Instruments	73,522	6,002	462,948	542,472
Other Revenue and Operating Income	17,027	—	13,785	30,812	(E)
Total Revenue and Other Operating Income	$324,741	$28,636	$486,323	$839,700
Total Operating Expense	$171,501	$34,020	$66,113	$271,634
Earnings (Loss) Before Income Tax	$153,240	$(5,384)	$488,866	$636,722
Segment Assets	$6,589,145	$949,438	$993,272	$8,531,855	(F)
Depreciation, Depletion and Amortization	$86,816	$12,586	$4,280	$103,682
Capital Expenditures	$186,285	$7,630	$2,070	$195,985

(D)    Included in Natural Gas, NGLs and Oil Revenue are sales of $36,511 to Citadel Energy Marketing LLC, and $31,648 to Direct Energy Business Marketing LLC, each of which comprises over 10% of revenue from contracts with external customers for the period.
(E)    Includes midstream revenue of $17,027 and equity in earnings of unconsolidated affiliates of $1,334 for Shale and Other, respectively. Other also includes sales of environmental attributes of $7,986.
(F)    Other includes investments in unconsolidated equity affiliates of $13,162.

Industry segment results for the six months ended June 30, 2024 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$508,360	$53,348	$497	$562,205	(G)
Purchased Gas Revenue	—	—	25,306	25,306
Gain (Loss) on Commodity Derivative Instruments	152,698	11,961	(143,036)	21,623
Other Revenue and Operating Income	32,335	—	64,526	96,861	(H)
Total Revenue and Other Operating Income (Loss)	$693,393	$65,309	$(52,707)	$705,995
Total Operating Expense	$389,221	$74,147	$155,025	$618,393
Earnings (Loss) Before Income Tax	$304,172	$(8,838)	$(304,258)	$(8,924)
Segment Assets	$6,676,756	$939,831	$986,367	$8,602,954	(I)
Depreciation, Depletion and Amortization	$197,385	$28,860	$9,946	$236,191
Capital Expenditures	$291,791	$16,428	$11,881	$320,100

(G)    Included in Natural Gas, NGLs and Oil Revenue are sales of $67,854 to NRG Business Marketing LLC (formerly Direct Energy Business Marketing LLC), which comprises over 10% of revenue from contracts with external customers for the period.
(H)    Includes midstream revenue of $32,335 and equity in loss of unconsolidated affiliates of $477 for Shale and Other, respectively. Other also includes sales of environmental attributes of $45,646.
(I)    Other includes investments in unconsolidated equity affiliates of $15,394.

Industry segment results for the six months ended June 30, 2023 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$641,390	$70,670	$640	$712,700	(J)
Purchased Gas Revenue	—	—	46,167	46,167
Gain on Commodity Derivative Instruments	17,186	1,331	1,286,122	1,304,639
Other Revenue and Operating Income	33,780	—	18,390	52,170	(K)
Total Revenue and Other Operating Income	$692,356	$72,001	$1,351,319	$2,115,676
Total Operating Expense	$359,618	$70,440	$162,173	$592,231
Earnings Before Income Tax	$332,738	$1,561	$1,230,379	$1,564,678
Segment Assets	$6,589,145	$949,438	$993,272	$8,531,855	(L)
Depreciation, Depletion and Amortization	$174,927	$25,032	$8,945	$208,904
Capital Expenditures	$345,634	$17,089	$3,290	$366,013

(J)    Included in Natural Gas, NGLs and Oil Revenue are sales of $86,749 to Direct Energy Business Marketing LLC, and $81,429 to Citadel Energy Marketing LLC, each of which comprises over 10% of revenue from contracts with external customers for the period.
(K)    Includes midstream revenue of $33,780 and equity in earnings of unconsolidated affiliates of $1,448 for Shale and Other, respectively. Other also includes sales of environmental attributes of $7,986.
(L)    Other includes investments in unconsolidated equity affiliates of $13,162.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Total Segment Revenue from Contracts with External Customers	$263,703	$283,443	$619,846	$792,647
Gain on Commodity Derivative Instruments	14,095	542,472	21,623	1,304,639
Other Operating Income	43,645	13,785	64,526	18,390
Total Consolidated Revenue and Other Operating Income	$321,443	$839,700	$705,995	$2,115,676

NOTE 15—STOCK REPURCHASE:
On each of January 26, 2021, October 25, 2021 and July 25, 2023, the Company’s Board of Directors approved increases in the aggregate amount of the Company’s previously approved $750,000 stock repurchase program plan to $900,000, $1,900,000, and $2,900,000, respectively. As of June 30, 2024, the amount available under the stock repurchase program is $1,034,972 and is not subject to an expiration date. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Company's Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans.

During the six months ended June 30, 2024, 4,230,348 shares were repurchased and retired at an average price of $22.02 per share for a total cost of $93,838. During the six months ended June 30, 2023, 9,747,408 shares were repurchased and retired at an average price of $15.98 per share for a total cost of $157,302. The one-percent excise tax under the Inflation Reduction Act of 2022 is included in total costs for both periods.

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION:

The following are non-cash transactions that impact the investing and financing activities of CNX.
As of June 30, 2024 and December 31, 2023, CNX purchased goods and services related to capital projects in the amount of $35,519 and $28,198, respectively, which are included in accounts payable.

The following table shows cash paid:

	For the Six Months Ended June 30,
	2024	2023
Interest (Net of Amounts Capitalized)	$65,907	$46,053
Income Taxes	$5,554	$6,050

NOTE 17—RECENT ACCOUNTING PRONOUNCEMENTS:

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

General

CNX continually monitors factors that could cause actual results of operations to differ from historical results or current expectations. Examples include global events such as the conflict between Russia and Ukraine and the announcement by the Organization of the Petroleum Exporting Countries to extend cuts in production through the end of 2024 and into 2025, both of which have had an impact on global commodity prices. These and other factors could affect the Company’s operations, earnings and cash flows for any period and could cause such results to not be comparable to those of the same period in previous years. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

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

Inflation

The inflationary environment over the last few years, primarily related to steel, diesel fuel and labor, continues to present a risk for CNX and the broader natural gas industry. If inflation were to increase materially for any extended period of time, and CNX is unable to successfully mitigate the impact, our costs could increase further, thus having a greater impact on our financial position. Higher interest rates increased our costs on borrowings under the CNX Credit Facility in the first half of 2024, but it is currently anticipated that the Federal Reserve will make cuts to relevant interest rates later in 2024. CNX remains committed to our ongoing efforts to increase the efficiency of our operations and improve costs, which may, in part, offset any additional cost increases from inflation.

Hedging Update

Total hedged natural gas production for the third quarter of 2024 is 108.4 Bcf. CNX's annual gas hedge position is shown in the table below:

	2024	2025
Volumes Hedged (Bcf), as of 7/5/24	432.9(1)	393.2
1Includes actual settlements of 178.5 Bcf.

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

New Technologies Update

For the three and six months ended June 30, 2024, CNX recognized $33 million and $46 million, respectively of sales of environmental attributes which includes items such as (but is not limited to): carbon credits, air quality credits, renewable or alternative energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances. These sales are included as part of Other Revenue and Operating Income in the Other Segment. For the three and six months ended June 30, 2024, CNX incurred $5 million and $7 million, respectively of environmental attribute fees which represent costs related to the sale of environmental attributes and are included in Other Operating Expense in the Other Segment.

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

At the beginning of the second quarter, CNX announced two strategic initiatives related to our New Technologies group:

•On April 22, 2024, CNX announced a collaboration with NuBlu Energy to deploy compressed natural gas (CNG) and liquified natural gas (LNG) technology solutions that represent advancements in the scale and efficiency in which CNG and micro-scale LNG can be produced, while lowering costs and carbon emissions. By leveraging advanced processes and proprietary technologies, NuBlu and CNX aim to drive a transition in the CNG and LNG market to displace conventional, foreign-sourced liquid fuels with a locally sourced, cleaner-burning, more cost-effective option.
•On April 24, 2024, CNX announced a joint venture with Deep Well Services (DWS) to launch AutoSep Technologies, a new oilfield service company providing a first-of-its-kind alternative to conventional flowback operations. As a standalone company operated by DWS, AutoSep Technologies will have the flexibility and autonomy to provide automated flowback solutions to the oil and gas industry. As the first product offering, the joint venture brings an automated flowback system for modern, high rate, and erosive unconventional shale wells. The new, highly compact system can be deployed in a fraction of the time and requires less labor, while reducing overall costs, improving safety, and lowering the environmental impact associated with conventional flowback operations. We believe the market potential for this product solution across domestic and international oil and gas basins can be significant.

CNX believes these initiatives will help catalyze the Company’s entry into new markets and generate meaningful free cash flow over the next several years. As these initiatives were just announced at the beginning of the second quarter, there was no material impact to the financial results for the three and six months ended June 30, 2024.

Results of Operations - Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

Net (Loss) Income

CNX reported a net loss of $18 million, or a loss per diluted share of $0.12, for the three months ended June 30, 2024, compared to a net income of $475 million, or earnings per diluted share of $2.47, for the three months ended June 30, 2023.

Included in the net loss for the three months ended June 30, 2024 was an unrealized loss on commodity derivative instruments of $96 million and a net gain on asset sales and abandonments of $1 million. Included in net income for the three months ended June 30, 2023 was an unrealized gain on commodity derivative instruments of $463 million and a net gain on asset sales and abandonments of $106 million. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the gain on asset sales and abandonments.

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

Non-GAAP Financial Measures Reconciliation

	For the Three Months Ended June 30,
(Dollars in millions)	2024	2023
Total Revenue and Other Operating Income	$321	$840
Add (Deduct):
Purchased Gas Revenue	(11)	(9)
Unrealized Loss (Gain) on Commodity Derivative Instruments	96	(463)
Other Revenue and Operating Income	(60)	(31)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$346	$337

Total Operating Expense	$299	$272
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(4)	(3)
Exploration and Production Related Other Costs	(2)	(2)
Purchased Gas Costs	(10)	(9)
Selling, General and Administrative Costs	(32)	(30)
Other Operating Expense	(21)	(21)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$230	$207
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

	For the Three Months Ended June 30,
	2024		2023		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		134.0		134.2		(0.2)

Natural Gas, NGL and Oil Revenue	$236	$1.67	$257	$1.87	$(21)	$(0.20)
Gain on Commodity Derivative Instruments - Cash Settlement	110	0.91	80	0.64	30	0.27
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	346	2.58	337	2.51	9	0.07
Lease Operating Expense	18	0.13	13	0.10	5	0.03
Production, Ad Valorem, and Other Fees	6	0.05	5	0.04	1	0.01
Transportation, Gathering and Compression	92	0.68	88	0.65	4	0.03
Depreciation, Depletion and Amortization (DD&A)	114	0.85	101	0.75	13	0.10
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	230	1.71	207	1.54	23	0.17
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$116	$0.87	$130	$0.97	$(14)	$(0.10)

*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 0.2 Bcfe decrease in total sales volumes in the period-to-period comparison was primarily due to normal production declines and the timing of when new wells were turned-in-line after the 2023 period offset, in part, by an increase in NGL volumes primarily due to an increase in ethane recoveries.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense increased on a per unit basis primarily due to an increase in water disposal costs as more water was taken to disposal instead of being reused in well completions.
•Transportation, gathering and compression expense increased on a per unit basis primarily due to the three months ended June 30, 2023 containing a transportation refund that was received in connection with an interstate pipeline rate case settlement. No such refund occurred in the current period. The increase was also due to an increase in processing costs related to the higher NGL sales volumes in the current period.
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

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Three Months Ended June 30,
in thousands (unless noted)	2024	2023	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	12,440	9,659	2,781	28.8%
Sales Volume (Mbbls)	2,073	1,610	463	28.8%
Gross Price ($/Bbl)	$19.68	$19.08	$0.60	3.1%
Gross NGL Revenue	$40,751	$30,763	$9,988	32.5%

Oil/Condensate:
Sales Volume (MMcfe)	108	291	(183)	(62.9)%
Sales Volume (Mbbls)	18	49	(31)	(63.3)%
Gross Price ($/Bbl)	$66.00	$63.42	$2.58	4.1%
Gross Oil/Condensate Revenue	$1,192	$3,076	$(1,884)	(61.2)%

NATURAL GAS
Sales Volume (MMcf)	121,451	124,207	(2,756)	(2.2)%
Sales Price ($/Mcf)	$1.60	$1.80	$(0.20)	(11.1)%
Gross Natural Gas Revenue	$194,290	$223,222	$(28,932)	(13.0)%

Hedging Impact ($/Mcf)	$0.91	$0.64	$0.27	42.2%
Gain on Commodity Derivative Instruments - Cash Settlement	$110,082	$79,559	$30,523	38.4%

The increase in Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure was primarily the result of the 2.8 Bcfe increase in NGL sales volumes, the $0.60 per Bbl increase in NGL prices, and the impact of the change in the realized gain on commodity derivative instruments - cash settlement related to the Company's hedging program. The increase was offset, in part, by the $0.20 per Mcf decrease in natural gas prices, when excluding the impact of hedging and the 2.8 Bcfe decrease in natural gas sales volumes.

SEGMENT ANALYSIS for the three months ended June 30, 2024 compared to the three months ended June 30, 2023:

	For the Three Months Ended				Difference to Three Months Ended
	June 30, 2024				June 30, 2023
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$216	$20	$—	$236	$(18)	$(3)	$—	$(21)
Gain (Loss) on Commodity Derivative Instruments	102	8	(96)	14	28	2	(559)	(529)
Purchased Gas Revenue	—	—	11	11	—	—	2	2
Other Revenue and Operating Income	16	—	44	60	(1)	—	30	29
Total Revenue and Other Operating Income	334	28	(41)	321	9	(1)	(527)	(519)
Lease Operating Expense	12	6	—	18	3	2	—	5
Production, Ad Valorem, and Other Fees	5	1	—	6	—	1	—	1
Transportation, Gathering and Compression	76	16	—	92	5	(1)	—	4
Depreciation, Depletion and Amortization	98	14	6	118	11	1	2	14
Exploration and Production Related Other Costs	—	—	2	2	—	—	—	—
Purchased Gas Costs	—	—	10	10	—	—	1	1
Selling, General and Administrative Costs	—	—	32	32	—	—	2	2
Other Operating Expense	—	—	21	21	—	—	—	—
Total Operating Expense	191	37	71	299	19	3	5	27
Other Income	—	—	(1)	(1)	—	—	(3)	(3)
Gain on Asset Sales and Abandonments, net	—	—	(1)	(1)	—	—	105	105
Interest Expense	—	—	39	39	—	—	4	4
Total Other Expense	—	—	37	37	—	—	106	106
Total Costs and Expenses	191	37	108	336	19	3	111	133
Earnings (Loss) Before Income Tax	$143	$(9)	$(149)	$(15)	$(10)	$(4)	$(638)	$(652)

        SHALE SEGMENT

The Shale segment had earnings before income tax of $143 million for the three months ended June 30, 2024 compared to earnings before income tax of $153 million for the three months ended June 30, 2023.

	For the Three Months Ended June 30,
	2024	2023	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	111.7	114.0	(2.3)	(2.0)%
NGLs Sales Volumes (Bcfe)*	12.4	9.7	2.7	27.8%
Oil/Condensate Sales Volumes (Bcfe)*	0.1	0.3	(0.2)	(66.7)%
Total Shale Sales Volumes (Bcfe)*	124.2	124.0	0.2	0.2%

Average Sales Price - Natural Gas (per Mcf)	$1.55	$1.76	$(0.21)	(11.9)%
Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.91	$0.64	$0.27	42.2%
Average Sales Price - NGLs (per Mcfe)*	$3.28	$3.18	$0.10	3.1%
Average Sales Price - Oil/Condensate (per Mcfe)*	$10.94	$10.54	$0.40	3.8%

Total Average Shale Sales Price (per Mcfe)	$2.56	$2.48	$0.08	3.2%
Average Shale Lease Operating Expenses (per Mcfe)	0.10	0.07	0.03	42.9%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.05	0.04	0.01	25.0%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.61	0.57	0.04	7.0%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.78	0.70	0.08	11.4%
Total Average Shale Production Costs (per Mcfe)	$1.54	$1.38	$0.16	11.6%
Total Average Shale Production Margin (per Mcfe)	$1.02	$1.10	$(0.08)	(7.3)%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.

The Shale segment had natural gas, NGLs and oil/condensate revenue of $216 million for the three months ended June 30, 2024 compared to $234 million for the three months ended June 30, 2023. The $18 million decrease was primarily due to a 11.9% decrease in the average sales price for natural gas offset, in part, by a 3.1% increase in the average sales price of NGLs and a 0.2% increase in total Shale sales volumes. The increase in total Shale sales volumes was primarily due an increase in NGL sales volumes due to an increase in ethane recoveries offset, in part, by normal production declines and the timing of when new wells were turned-in-line.

The increase in total average Shale sales price was primarily due to a $0.27 per Mcf change in the realized gain on commodity derivative instruments and a $0.10 per Mcfe increase in the average NGL sales price. These increases were offset in part by a $0.21 per Mcf decrease in average natural gas sales price. The notional amounts associated with these financial hedges represented approximately 97.4 Bcf of the Company's produced Shale gas sales volumes for the three months ended June 30, 2024 at an average gain of $1.04 per Mcf hedged. For the three months ended June 30, 2023, these financial hedges represented approximately 103.9 Bcf at an average gain of $0.70 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $191 million for the three months ended June 30, 2024 compared to $172 million for the three months ended June 30, 2023. The increases in total dollars and unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $12 million for the three months ended June 30, 2024 compared to $9 million for the three months ended June 30, 2023. The increase in total dollars was primarily due to an increase in water disposal costs as more water was taken to disposal instead of being reused in well completions and an increase in repair and maintenance expense.

•Shale transportation, gathering and compression costs were $76 million for the three months ended June 30, 2024 compared to $71 million for the three months ended June 30, 2023. The increase in total dollars and unit costs was primarily due to the 2023 period containing a transportation refund that was received in connection with an interstate pipeline rate case settlement. No such transactions occurred in the current period. The increase was also due to an increase in processing costs due to the increase in NGL sales volumes.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $98 million for the three months ended June 30, 2024 compared to $87 million for the three months ended June 30, 2023. These amounts included depletion on a units of production basis of $0.67 per Mcfe and $0.59 per Mcfe, respectively. The increase in the units of production depreciation, depletion and amortization rate in the current period is primarily due to a higher annual depletion rate for 2024. The increase in rate is primarily attributable to downward reserve revisions due to adjustments to the five-year development plan that lowered proved undeveloped reserves, price changes, and the sale of various non-operated producing oil and gas assets. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third parties. The Shale segment had other revenue and operating income of $16 million for the three months ended June 30, 2024 compared to $17 million for the three months June 30, 2023.

COALBED METHANE (CBM) SEGMENT

The CBM segment had a loss before income tax of $9 million for the three months ended June 30, 2024 compared to a loss before income tax of $5 million for the three months ended June 30, 2023.

	For the Three Months Ended June 30,
	2024	2023	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	9.7	10.1	(0.4)	(4.0)%

Average Sales Price - Gas (per Mcf)	$2.12	$2.24	$(0.12)	(5.4)%
Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.84	$0.59	$0.25	42.4%

Total Average CBM Sales Price (per Mcf)	$2.95	$2.84	$0.11	3.9%
Average CBM Lease Operating Expenses (per Mcf)	0.55	0.44	0.11	25.0%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.12	0.05	0.07	140.0%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.65	1.64	0.01	0.6%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.51	1.24	0.27	21.8%
Total Average CBM Production Costs (per Mcf)	$3.83	$3.37	$0.46	13.6%
Total Average CBM Production Margin (per Mcf)	$(0.88)	$(0.53)	$(0.35)	(66.0)%
The CBM segment had natural gas revenue of $20 million for the three months ended June 30, 2024 compared to $23 million for the three months ended June 30, 2023. The decrease was due to a 5.4% decrease in the average sales price for natural gas in the current period and a 4.0% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price increased $0.11 per Mcf due to a $0.25 per Mcf change in the realized gain on commodity derivative instruments resulting from the Company's hedging program, offset in part by a $0.12 per Mcf decrease in average gas sales price. The notional amounts associated with these financial hedges represented approximately 7.8 Bcf of the Company's produced CBM sales volumes for the three months ended June 30, 2024 at an average gain of $1.05 per Mcf hedged. For the three months ended June 30, 2023, these financial hedges represented approximately 8.3 Bcf at an average gain of $0.72 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $37 million for the three months ended June 30, 2024 compared to $34 million for the three months ended June 30, 2023. The increases in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $6 million for the three months ended June 30, 2024 compared to $4 million for the three months ended June 30, 2023. The increase in total dollars and unit costs was primarily due to an increase in well tending costs.

•CBM transportation, gathering and compression costs were $16 million for the three months ended June 30, 2024 compared to $17 million for the three months ended June 30, 2023. The decrease in total dollars and unit costs was primarily due to a decrease in repairs and maintenance expense offset, in part, by an increase in electrical compression expense.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $14 million for the three months ended June 30, 2024 compared to $13 million for the three months ended June 30, 2023. These amounts included depletion on a units of production basis of $0.85 per Mcfe and $0.64 per Mcfe, respectively. The increase in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of a higher 2024 annual depletion rate. The increase in rate is primarily attributable to downward reserve revisions due to higher operating costs and price changes. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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

The Other Segment had a loss before income tax of $149 million for the three months ended June 30, 2024 compared to earnings before income tax of $489 million for the three months ended June 30, 2023. The decrease in total dollars is discussed below.

	For the Three Months Ended June 30,
	2024	2023	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.1	0.1	—	—%

Unrealized (Loss) Gain on Commodity Derivative Instruments

For the three months ended June 30, 2024, the Other Segment recognized an unrealized loss on commodity derivative instruments of $96 million. For the three months ended June 30, 2023, the Other Segment recognized an unrealized gain on commodity derivative instruments of $463 million. The unrealized loss or gain on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $11 million for the three months ended June 30, 2024 compared to $9 million for the three months ended June 30, 2023. Purchased gas costs were $10 million for the three months ended June 30, 2024 compared to $9 million for the three months ended June 30, 2023. The period-to-period increase in purchased gas revenue was due to an increase in purchased gas sales volumes, offset in part by a decrease in average sales price.

	For the Three Months Ended June 30,
	2024	2023	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	6.3	4.9	1.4	28.6%
Average Sales Price (per Mcf)	$1.75	$1.89	$(0.14)	(7.4)%
Purchased Gas Average Cost (per Mcf)	$1.65	$1.78	$(0.13)	(7.3)%

Other Operating Income

	For the Three Months Ended June 30,
(in millions)	2024	2023	Variance	Percent Change
Sales of Environmental Attributes	$33	$8	$25	312.5%
Water Income	6	1	5	500.0%
Excess Firm Transportation Income	5	4	1	25.0%
Equity Income from Affiliates	—	1	(1)	(100.0)%
Total Other Operating Income	$44	$14	$30	214.3%

•Sales of environmental attributes includes items such as (but are not limited to): carbon credits, air quality credits, renewable energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances. The quantities and types of environmental attributes we sell and the associated revenue can vary depending on a number of factors, including the market for these credits, changes to the various voluntary or compliance programs under which the credits are generated and sold, and our ability to strictly comply with the programs under which the attributes can be sold. The increase in the period-to-period comparison was due to an increase in the amount of environmental attributes sold.
•Water income increased in the period-to-period comparison due to higher third-party sales in the current period.
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

Exploration and Production Related Other Costs

	For the Three Months Ended June 30,
(in millions)	2024	2023	Variance	Percent Change
Lease Expiration Costs	$1	$1	$—	—%
Land Rentals	1	1	—	—%
Total Exploration and Production Related Other Costs	$2	$2	$—	—%

Selling, General and Administrative

SG&A costs include costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, charitable contributions and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Three Months Ended June 30,
(in millions)	2024	2023	Variance	Percent Change
Salaries, Wages and Employee Benefits	$7	$6	$1	16.7%
Short-Term Incentive Compensation	3	3	—	—%
Contributions and Advertising	—	1	(1)	(100.0)%
Long-Term Equity-Based Compensation (Non-Cash)	4	5	(1)	(20.0)%
Other	18	15	3	20.0%
Total SG&A	$32	$30	$2	6.7%

•Other increased in the period-to-period comparison primarily due to an increase in professional services and consulting fees related to cyber security, legal matters and regulatory reporting.

Other Operating Expense

	For the Three Months Ended June 30,
(in millions)	2024	2023	Variance	Percent Change
Environmental Attribute Fees	$5	$2	$3	150.0%
Unutilized Firm Transportation and Processing Fees	15	14	1	7.1%
Insurance Expense	1	1	—	—%
Virginia Flood Expense	(1)	1	(2)	(200.0)%
Other	1	3	(2)	(66.7)%
Total Other Operating Expense	$21	$21	$—	—%

•Environmental attribute fees represent costs related to the sale of environmental attributes that are included in Other Operating Income. The increase in fees in the period-to-period comparison relates to the increase in sales above.
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
•Virginia flood expense includes costs to cleanup and repair areas that were impacted by flooding that occurred in Buchanan County, Virginia in July 2022. The income in the current period relates to an insurance reimbursement for prior expenses incurred.
•Other decreased in the period-to-period comparison due to various one-time items, none of which were individually material.

Other (Income) Expense

	For the Three Months Ended June 30,
(in millions)	2024	2023	Variance	Percent Change
Other Income
Litigation Recoveries	$4	$—	$4	100.0%
Right-of-Way Sales	—	2	(2)	(100.0)%
Other	1	1	—	—%
Total Other Income	$5	$3	$2	66.7%

Other Expense
Professional Services	$1	$1	$—	—%
Bank Fees	3	3	—	—%
Other Corporate Expense	—	1	(1)	(100.0)%
Total Other Expense	$4	$5	$(1)	(20.0)%

Total Other (Income) Expense	$(1)	$2	$(3)	(150.0)%

•CNX pursues legal recoveries when certain circumstances arise. The increase in litigation recovery in the period-to-period comparison was the result of various recoveries that occurred in the current period. No such transactions occurred in the prior period.

Gain on Asset Sales and Abandonments, net

A net gain on asset sales and abandonments of $1 million was recognized in the three months ended June 30, 2024 compared to a net gain of $106 million in the three months ended June 30, 2023. The net gain recognized during the three months ended June 30, 2024 primarily relates to the sale of various non-core assets (rights-of-way, surface acreage and other non-core oil and gas interests). The net gain recognized during the three months ended June 30, 2023 primarily relates to the sale of various non-operated oil and gas assets (See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

Interest Expense

	For the Three Months Ended June 30,
(in millions)	2024	2023	Variance	Percent Change
Total Interest Expense	$39	$35	$4	11.4%

The $4 million increase in total interest expense was primarily due to higher borrowings on the CNX Credit Facility at higher interest rates and higher principal balances related to the long-term debt that was issued in February 2024. The increase was offset, in part, by lowering borrowings on the CNXM Credit Facility. See Note 8 – Revolving Credit Facilities and Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Three Months Ended June 30,
(in millions)	2024	2023	Variance	Percent Change
Total Company (Loss) Earnings Before Income Tax	$(15)	$637	$(652)	(102.4)%
Income Tax Expense	$3	$162	$(159)	(98.1)%
Effective Income Tax Rate	(19.8)%	25.4%	(45.2)%

The effective income tax rates for the three months ended June 30, 2024 and 2023 were (19.8)% and 25.4%, respectively. The effective rate for the three months ended June 30, 2024 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation, federal tax credits and state taxes. The effective rate for the three months ended June 30, 2023 differs from the U.S. federal statutory rate of 21% primarily due to the impact equity compensation, federal tax credits and state taxes primarily due to a West Virginia tax law change. See Note 5 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Results of Operations - Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

Net (Loss) Income
CNX reported a net loss of $11 million, or a loss per diluted share of $0.07, for the six months ended June 30, 2024, compared to net income of $1,185 million, or earnings per diluted share of $6.09, for the six months ended June 30, 2023.

Included in the net loss for the six months ended June 30, 2024 was an unrealized loss on commodity derivative instruments of $143 million and a net loss on asset sales and abandonments of $20 million. Included in the net income for the six months ended June 30, 2023 was an unrealized gain on commodity derivative instruments of $1,287 million and a net gain on asset sales and abandonments of $115 million. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the loss (gain) on asset sales and abandonments.

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

Non-GAAP Financial Measures Reconciliation

	For the Six Months Ended June 30,
(Dollars in millions)	2024	2023
Total Revenue and Other Operating Income	$706	$2,116
Add (Deduct):
Purchased Gas Revenue	(25)	(46)
Unrealized Loss (Gain) on Commodity Derivative Instruments	143	(1,287)
Other Revenue and Operating Income	(97)	(52)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$727	$731

Total Operating Expense	$618	$592
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(6)	(7)
Exploration and Production Related Other Costs	(5)	(7)
Purchased Gas Costs	(24)	(43)
Selling, General and Administrative Costs	(70)	(66)
Other Operating Expense	(46)	(36)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$467	$433
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

	For the Six Months Ended June 30,
	2024		2023		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		274.4		270.0		4.4

Natural Gas, NGL and Oil Revenue	$562	$1.99	$713	$2.64	$(151)	$(0.65)
Gain on Commodity Derivative Instruments - Cash Settlement	165	0.66	18	0.07	147	0.59
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	727	2.65	731	2.71	(4)	(0.06)
Lease Operating Expense	35	0.13	30	0.11	5	0.02
Production, Ad Valorem, and Other Fees	14	0.05	15	0.05	(1)	—
Transportation, Gathering and Compression	188	0.69	186	0.69	2	—
Depreciation, Depletion and Amortization (DD&A)	230	0.83	202	0.75	28	0.08
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	467	1.70	433	1.60	34	0.10
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$260	$0.95	$298	$1.11	$(38)	$(0.16)
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 4.4 Bcfe increase in volumes in the period-to-period comparison was primarily due to an increase in ethane recoveries and new wells turned-in-line throughout 2023 and the first half of 2024. The increase was offset, in part, by normal production declines.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense increased on a per unit basis primarily due to an increase in water disposal costs as more water was taken to disposal instead of being reused in well completions.
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

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Six Months Ended June 30,
in thousands (unless noted)	2024	2023	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	23,680	19,719	3,961	20.1%
Sales Volume (Mbbls)	3,947	3,287	660	20.1%
Gross Price ($/Bbl)	$21.72	$23.40	$(1.68)	(7.2)%
Gross NGL Revenue	$85,616	$76,819	$8,797	11.5%

Oil/Condensate:
Sales Volume (MMcfe)	284	806	(522)	(64.8)%
Sales Volume (Mbbls)	47	134	(87)	(64.9)%
Gross Price ($/Bbl)	$64.80	$65.88	$(1.08)	(1.6)%
Gross Oil/Condensate Revenue	$3,062	$8,849	$(5,787)	(65.4)%

NATURAL GAS
Sales Volume (MMcf)	250,392	249,498	894	0.4%
Sales Price ($/Mcf)	$1.89	$2.51	$(0.62)	(24.7)%
Gross Natural Gas Revenue	$473,527	$627,032	$(153,505)	(24.5)%

Hedging Impact ($/Mcf)	$0.66	$0.07	$0.59	842.9%
Gain on Commodity Derivative Instruments - Cash Settlement	$164,734	$18,527	$146,207	789.2%

The decrease in Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure was primarily due to the $0.62 per Mcf decrease in natural gas prices, when excluding the impact of hedging and the $1.68 per barrel decrease in NGL prices. These decreases were offset, in-part, by the impact of the change in the gain on commodity derivative instruments - cash settlement related to the Company's hedging program and the 4.4 Bcfe increase in total sales volumes.

SEGMENT ANALYSIS for the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

	For the Six Months Ended				Difference to Six Months Ended
	June 30, 2024				June 30, 2023
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$508	$53	$1	$562	$(133)	$(18)	$—	$(151)
Gain (Loss) on Commodity Derivative Instruments	153	12	(143)	22	136	11	(1,430)	(1,283)
Purchased Gas Revenue	—	—	25	25	—	—	(21)	(21)
Other Revenue and Operating Income	32	—	65	97	(2)	—	47	45
Total Revenue and Other Operating Income	693	65	(52)	706	1	(7)	(1,404)	(1,410)
Lease Operating Expense	24	11	—	35	4	1	—	5
Production, Ad Valorem, and Other Fees	12	2	—	14	—	(1)	—	(1)
Transportation, Gathering and Compression	156	32	—	188	3	—	(1)	2
Depreciation, Depletion and Amortization	197	29	10	236	23	4	—	27
Exploration and Production Related Other Costs	—	—	5	5	—	—	(2)	(2)
Purchased Gas Costs	—	—	24	24	—	—	(19)	(19)
Selling, General and Administrative Costs	—	—	70	70	—	—	4	4
Other Operating Expense	—	—	46	46	—	—	10	10
Total Operating Expense	389	74	155	618	30	4	(8)	26
Other Income	—	—	(6)	(6)	—	—	(9)	(9)
Loss on Asset Sales and Abandonments, net	—	—	20	20	—	—	135	135
Loss on Debt Extinguishment	—	—	7	7	—	—	7	7
Interest Expense	—	—	76	76	—	—	5	5
Total Other Expense	—	—	97	97	—	—	138	138
Total Costs and Expenses	389	74	252	715	30	4	130	164
Earnings (Loss) Before Income Tax	$304	$(9)	$(304)	$(9)	$(29)	$(11)	$(1,534)	$(1,574)

        SHALE SEGMENT

The Shale segment had earnings before income tax of $304 million for the six months ended June 30, 2024 compared to earnings before income tax of $333 million for the six months ended June 30, 2023.

	For the Six Months Ended June 30,
	2024	2023	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	231.1	228.9	2.2	1.0%
NGLs Sales Volumes (Bcfe)*	23.7	19.7	4.0	20.3%
Oil/Condensate Sales Volumes (Bcfe)*	0.2	0.8	(0.6)	(75.0)%
Total Shale Sales Volumes (Bcfe)*	255.0	249.4	5.6	2.2%

Average Shale Gas Sales Price (per Mcf)	$1.82	$2.43	$(0.61)	(25.1)%
Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.66	$0.08	$0.58	725.0%
Average Sales Price - NGLs (per Mcfe)*	$3.62	$3.90	$(0.28)	(7.2)%
Average Sales Price - Oil/Condensate (per Mcfe)*	$10.76	$10.96	$(0.20)	(1.8)%

Total Average Shale Sales Price (per Mcfe)	$2.59	$2.64	$(0.05)	(1.9)%
Average Shale Lease Operating Expenses (per Mcfe)	0.10	0.08	0.02	25.0%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.04	0.05	(0.01)	(20.0)%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.61	0.62	(0.01)	(1.6)%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.77	0.69	0.08	11.6%
Total Average Shale Production Costs (per Mcfe)	$1.52	$1.44	$0.08	5.6%
Total Average Shale Production Margin (per Mcfe)	$1.07	$1.20	$(0.13)	(10.8)%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.
The Shale segment had natural gas, NGLs and oil/condensate revenue of $508 million for the six months ended June 30, 2024 compared to $641 million for the six months ended June 30, 2023. The $133 million decrease was due primarily to a 25.1% decrease in the average sales price for natural gas and a 7.2% decrease in the average sales price of NGLs. The decrease was partially offset by the 2.2% increase in total Shale sales volumes. The increase in total Shale sales volumes was primarily due to an increase in ethane recoveries and new wells turned-in-line throughout 2023 and the first half of 2024. The increase was offset, in part, by normal production declines.

The decrease in total average Shale sales price was primarily due to a $0.61 per Mcf decrease in average natural gas sales price and a $0.28 per Mcfe decrease in the average NGL sales price. These decreases were offset in part by a $0.58 per Mcf change in the realized gain on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 189.6 Bcf of the Company's produced Shale gas sales volumes for the six months ended June 30, 2024 at an average gain of $0.80 per Mcf hedged. For the six months ended June 30, 2023, these financial hedges represented approximately 188.3 Bcf at an average gain of $0.09 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $389 million for the six months ended June 30, 2024 compared to $359 million for the six months ended June 30, 2023. The increase in total dollars and unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $24 million for the six months ended June 30, 2024 compared to $20 million for the six months ended June 30, 2023. The increase in total dollars was primarily due to an increase in water disposal costs as more water was taken to disposal instead of being reused in well completions.

•Shale transportation, gathering and compression costs were $156 million for the six months ended June 30, 2024 compared to $153 million for the six months ended June 30, 2023. The increase in total dollars was primarily related to an increase in processing costs due to normal rate escalations, an increase in ethane recoveries and an increase in electrical compression expense. The increase was offset, in part, by lower repairs in maintenance and expense. The decrease in unit costs was primarily due to the increase in total Shale sales volumes.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $197 million for the six months ended June 30, 2024 compared to $174 million for the six months ended June 30, 2023. These amounts included depletion on a unit of production basis of $0.66 per Mcfe and $0.59 per Mcfe, respectively. The increase in the units of production depreciation, depletion and amortization rate in the current period is primarily due to a higher annual depletion rate for 2024. The increase in rate is primarily attributable to downward reserve revisions due to adjustments to the five-year development plan that lowered proved undeveloped reserves, price changes, and the sale of various non-operated producing oil and gas assets The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third parties. The Shale segment had other revenue and operating income of $32 million for the six months ended June 30, 2024 compared to $34 million for the six months ended June 30, 2023. The decrease in the period-to-period comparison was primarily due to lower third-party gathering volumes due to normal production declines.

COALBED METHANE (CBM) SEGMENT
The CBM segment had a loss before income tax of $9 million for the six months ended June 30, 2024 compared to earnings before income tax of $2 million for the six months ended June 30, 2023.

	For the Six Months Ended June 30,
	2024	2023	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	19.2	20.5	(1.3)	(6.3)%

Average CBM Gas Sales Price (per Mcf)	$2.78	$3.45	$(0.67)	(19.4)%
Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.62	$0.06	$0.56	933.3%

Total Average CBM Sales Price (per Mcf)	$3.41	$3.52	$(0.11)	(3.1)%
Average CBM Lease Operating Expenses (per Mcf)	0.56	0.49	0.07	14.3%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.15	0.17	(0.02)	(11.8)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.65	1.56	0.09	5.8%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.51	1.22	0.29	23.8%
Total Average CBM Production Costs (per Mcf)	$3.87	$3.44	$0.43	12.5%
Total Average CBM Production Margin (per Mcf)	$(0.46)	$0.08	$(0.54)	(675.0)%
The CBM segment had natural gas revenue of $53 million for the six months ended June 30, 2024 compared to $71 million for the six months ended June 30, 2023. The $18 million decrease was due to a 19.4% decrease in the average sales price for natural gas in the current period and an 6.3% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price decreased $0.11 per Mcf due to a $0.67 per Mcf decrease in average natural gas sales price, offset in part by a $0.56 per Mcf change in the realized gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 14.7 Bcf of the Company's produced CBM sales volumes for the six months ended June 30, 2024 at an average gain of $0.81 per Mcf hedged. For the six months ended June 30, 2023, these financial hedges represented approximately 15.6 Bcf at an average gain of $0.09 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $74 million for the six months ended June 30, 2024 compared to $70 million for the six months ended June 30, 2023. The increase in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $11 million for the six months ended June 30, 2024 compared to $10 million for the six months ended June 30, 2023. The increase in total dollars and unit costs was primarily due to an increase in well tending and water disposal costs.

•CBM transportation, gathering and compression costs were $32 million for both the six months ended June 30, 2024 and 2023. The increase in unit cost was primarily due to the decrease in total CBM volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $29 million for the six months ended June 30, 2024 compared to $25 million for the six months ended June 30, 2023. These amounts included depletion on a unit of production basis of $0.85 per Mcfe and $0.64 per Mcfe, respectively. The increase in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of a higher 2024 annual depletion rate. The increase in rate is primarily attributable to downward reserve revisions due to higher operating costs and price changes. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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

The Other Segment had a loss before income tax of $304 million for the six months ended June 30, 2024 compared to earnings before income tax of $1,230 million for the six months ended June 30, 2023. The decrease in total dollars is discussed below.

	For the Six Months Ended June 30,
	2024	2023	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.2	0.1	0.1	100.0%

Unrealized (Loss) Gain on Commodity Derivative Instruments

For the six months ended June 30, 2024, the Other Segment recognized an unrealized loss on commodity derivative instruments of $143 million. For the six months ended June 30, 2023, the Other Segment recognized an unrealized gain on commodity derivative instruments of $1,287 million as well as cash settlements received of $1 million. The unrealized loss or gain on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $25 million for the six months ended June 30, 2024 compared to $46 million for the six months ended June 30, 2023. Purchased gas costs were $24 million for the six months ended June 30, 2024 compared to $43 million for the six months ended June 30, 2023. The period-to-period decrease in purchased gas revenue was primarily due to a decrease in purchased gas sales volumes.

	For the Six Months Ended June 30,
	2024	2023	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	11.5	17.8	(6.3)	(35.4)%
Average Sales Price (per Mcf)	$2.20	$2.59	$(0.39)	(15.1)%
Purchased Gas Average Cost (per Mcf)	$2.08	$2.42	$(0.34)	(14.0)%

Other Operating Income

	For the Six Months Ended June 30,
(in millions)	2024	2023	Variance	Percent Change
Sales of Environmental Attributes	$46	$8	$38	475.0%
Water Income	9	2	7	350.0%
Excess Firm Transportation Income	11	7	4	57.1%
Equity (Loss) Income from Affiliates	(1)	1	(2)	(200.0)%
Total Other Operating Income	$65	$18	$47	261.1%

•Sales of environmental attributes includes items such as (but are not limited to): carbon credits, air quality credits, renewable or alternative energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances. The quantities and types of environmental attributes we sell and the associated revenue can vary depending on a number of factors, including the market for these credits, changes to the various voluntary or compliance programs under which the credits are generated and sold, and our ability to strictly comply with the programs under which the attributes can be sold. The increase in the period-to-period comparison was due to an increase in the amount of environmental attributes sold.
•Water income increased in the period-to-period comparison due to higher third-party sales in the current period.
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
•Equity (loss) income from affiliates primarily represents CNX’s share of earnings from a 50% interest in a power plant located within CNX’s CBM field. Power generated from the facility is sold into wholesale electricity markets during times of peak energy consumption. Due to the plant consuming coal mine methane gas, the plant qualifies for Pennsylvania Tier I Renewable Energy Credits.

Exploration and Production Related Other Costs

	For the Six Months Ended June 30,
(in millions)	2024	2023	Variance	Percent Change
Lease Expiration Costs	$2	$4	$(2)	(50.0)%
Permitting Expense	1	1	—	—%
Land Rentals	2	2	—	—%
Total Exploration and Production Related Other Costs	$5	$7	$(2)	(28.6)%

•Lease expiration costs relate to leases where the primary term expired or will expire within the next 12 months. The decrease in the six months ended June 30, 2024 was primarily due to a decrease in the number of acres that were allowed to expire.

Selling, General and Administrative

SG&A costs include costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, charitable contributions and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Six Months Ended June 30,
(in millions)	2024	2023	Variance	Percent Change
Short-term Incentive Compensation	$7	$6	$1	16.7%
Long-term Equity-Based Compensation (Non-Cash)	12	13	(1)	(7.7)%
Salaries, Wages and Employee Benefits	15	16	(1)	(6.3)%
Contributions and Advertising	3	3	—	—%
Other	33	28	5	17.9%
Total SG&A	$70	$66	$4	6.1%

•Other increased primarily due to an increase in professional services and consulting fees related to cyber security, legal matters and regulatory reporting.

Other Operating Expense

	For the Six Months Ended June 30,
(in millions)	2024	2023	Variance	Percent Change
Environmental Attribute Fees	$7	$2	$5	250.0%
Water Expense	1	—	1	100.0%
Idle Equipment and Service Charges	3	2	1	50.0%
Unutilized Firm Transportation and Processing Fees	24	23	1	4.3%
Insurance Expense	2	2	—	—%
Inventory Adjustments	2	3	(1)	(33.3)%
Virginia Flood Expense	(2)	1	(3)	(300.0)%
Other	9	3	6	200.0%
Total Other Operating Expense	$46	$36	$10	27.8%

•Environmental attribute fees represent costs related to the monetization of environmental attributes that are included in Other Operating Income. The increase in fees in the period-to-period comparison relates to the increase in sales above.
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
•Virginia flood expense includes costs to cleanup and repair areas that were impacted by flooding that occurred in Buchanan County, Virginia in July 2022. The income in the current period relates to an insurance reimbursement for prior expenses incurred.
•Other includes multiple one-time items in the period-to-period comparison. In the current period, these one-time items primarily include a $3 million charge related to a prior-year sales and use tax audit settlement and a $3 million charge related to a prior-year pipeline tariff filing.

Other (Income) Expense

	For the Six Months Ended June 30,
(in millions)	2024	2023	Variance	Percent Change
Other Income
Litigation Recovery	$12	$—	$12	100.0%
Right-of-Way Sales	1	4	(3)	(75.0)%
Other	2	2	—	—%
Total Other Income	$15	$6	$9	150.0%

Other Expense
Professional Services	$2	$2	$—	—%
Bank Fees	5	6	(1)	(16.7)%
Other Corporate Expense	2	1	1	100.0%
Total Other Expense	$9	$9	$—	—%

Total Other (Income) Expense	$(6)	$3	$(9)	(300.0)%

•CNX pursues legal recoveries when certain circumstances arise. The increase in litigation recovery in the period-to-period comparison was the result of various recoveries that occurred in the current period. No such transactions occurred in the prior period.

Loss (Gain) on Asset Sales and Abandonments, net

A net loss on asset sales and abandonments of $20 million was recognized in the six months ended June 30, 2024 compared to a net gain of $115 million in the six months ended June 30, 2023. The net loss recognized in the six months ended June 30, 2024 primarily relates to a $26 million loss on the sale of a non-core pipeline to a third party offset, in part, by the sale of various other non-core assets (primarily rights-of-way, surface acreage and other non-core oil and gas interests). The net gain recognized in the six months ended June 30, 2023 primarily relates to the sale of various non-operated oil and gas assets (See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

Loss on Debt Extinguishment

A loss on debt extinguishment of $7 million was recognized in the six months ended June 30, 2024 in connection with CNX's repurchase of $350 million of the 7.25% Senior Notes due March 2027 at an average price equal to 101.9% of the principal amount. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. No such transactions occurred in the prior period.

Interest Expense

	For the Six Months Ended June 30,
(in millions)	2024	2023	Variance	Percent Change
Total Interest Expense	$76	$71	$5	7.0%

The $5 million increase in total interest expense was primarily due to higher borrowings on the CNX Credit Facility at higher interest rates and higher principal balances related to the long-term debt that was issued in February 2024. The increase was offset, in part, by lowering borrowings on the CNXM Credit Facility. See Note 8 – Revolving Credit Facilities and Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Six Months Ended June 30,
(in millions)	2024	2023	Variance	Percent Change
Total Company (Loss) Earnings Before Income Tax	$(9)	$1,565	$(1,574)	(100.6)%
Income Tax Expense	$2	$379	$(377)	(99.5)%
Effective Income Tax Rate	(27.9)%	24.2%	(52.1)%
The effective income tax rates for the six months ended June 30, 2024 and 2023 were (27.9)% and 24.2%, respectively. The effective tax rate for the six months ended June 30, 2024 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation, federal tax credits, and state taxes. The effective tax rate for the six months ended June 30, 2023 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation, federal tax credits, and state taxes primarily due to a West Virginia tax law change. See Note 5 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Liquidity and Capital Resources

Overview, Sources and Uses
CNX generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. CNX currently believes that cash generated from operations, asset sales and the Company's borrowing capacity will be sufficient to meet the Company's working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments, anticipated dividend payments, if any, and to provide required letters of credit for at least the next twelve months and the foreseeable future thereafter. Nevertheless, the ability of CNX to satisfy its working capital requirements, to service its debt obligations, to fund planned capital expenditures, or to pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the natural gas industry and other financial and business factors, some of which are beyond CNX’s control.

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
As of June 30, 2024, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices, CNX currently expects to remain in compliance with its debt covenants.

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

Factors that may Impact our Liquidity
•The Company’s cash on hand and access to additional liquidity. Cash and cash equivalents were $4 million as of June 30, 2024 and nominal as of December 31, 2023.
•Accounts and notes receivable - trade as of June 30, 2024 and December 31, 2023 were $108 million and $116 million, respectively. Our accounts and notes receivable balance may fluctuate as of any balance sheet date depending on the prices we receive for our natural gas and NGLs and the volumes sold.
•Capital expenditures are expected to range between $525 million to $575 million for the year ended December 31, 2024. For the six months ended June 30, 2024, CNX had capital expenditures of $320 million.
•Production volumes are expected to range between 545 Bcfe and 555 Bcfe for the year ended December 31, 2024. For the six months ended June 30, 2024, CNX had production volumes of 274.4 Bcfe.
•Prices for natural gas and NGLs are volatile, and an extended decline in the prices we receive for our natural gas and NGLs will adversely affect our financial condition and cash flows.
•In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas and NGL swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net liability of $180 million at June 30, 2024 and a net liability of $56 million at December 31, 2023. The Company has not experienced any issues of non-performance by derivative counterparties. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q for further discussion of our commodity risk management.

Cash Flows (in millions)

	For the Six Months Ended June 30,
	2024	2023	Change
Cash Provided by Operating Activities	$377	$447	$(70)
Cash Used in Investing Activities	$(304)	$(223)	$(81)
Cash Used in Financing Activities	$(69)	$(223)	$154

Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:
•Net income decreased $1,197 million in the period-to-period comparison.
•Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $378 million net decrease in deferred income taxes, a $1,505 million net change in commodity derivative instruments, a $135 million decrease in loss (gain) on asset sales and abandonments, net and a $136 million net decrease for various other changes in working capital.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:
•Capital expenditures decreased $46 million primarily due to a decrease in drilling and completions activity.
•Proceeds from asset sales decreased $127 million primarily due to the sale of various non-operated producing oil and gas assets primarily located in the Appalachian Basin to a third party in the six months ended June 30, 2024 (See

Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:
•Proceeds from borrowings under the CNXM Credit Facility decreased $11 million and repayments under the CNXM Credit Facility decreased $6 million.
•Proceeds from borrowings under the CNX Credit Facility decreased $274 million and repayments under the CNX Credit Facility decreased $354 million.
•During the six months ended June 30, 2024, CNX paid $357 million to repurchase $350 million of CNX 7.25% Senior Notes due March 2027 at a price of 101.9% of the principal amount. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the six months ended June 30, 2024, CNX issued $400 million aggregate principal amount of CNX 7.25% Senior Notes due March 2032 at a price of 98.8% for cash proceeds of $395 million. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the six months ended June 30, 2024, CNX repurchased $96 million of its common stock on the open market compared to $159 million during the six months ended June 30, 2023.
•During the six months ended June 30, 2024, debt issuance and financing fees increased $15 million primarily due to amending both the CNX and CNXM Credit Facilities. See Note 8 – Revolving Credit Facilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Commitments and Significant Contractual and Other Material Cash Obligations

The following is a summary of the Company's significant contractual and other material cash obligations at June 30, 2024 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$400	$600	$—	$—	$1,000
Gas Firm Transportation and Processing	238,878	437,609	340,402	543,623	1,560,512
Long-Term Debt	327,025	—	678,650	1,286,912	2,292,587
Interest on Long-Term Debt	136,022	262,238	253,847	180,594	832,701
Finance Lease Obligations	3,498	10,629	13,402	2,731	30,260
Interest on Finance Lease Obligations	1,866	3,213	1,751	240	7,070
Operating Lease Obligations	51,493	42,959	10,872	15,152	120,476
Interest on Operating Lease Obligations	4,670	3,986	2,210	1,751	12,617
Long-Term Liabilities—Employee Related (a)	2,152	4,552	4,800	22,807	34,311
Other Long-Term Liabilities (b)	168,302	64,171	27,105	89,819	349,397
Total Contractual Obligations (c)	$934,306	$829,957	$1,333,039	$2,143,629	$5,240,931
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

Debt
At June 30, 2024, CNX had total long-term debt of $2,293 million, including the current portion of long-term debt of $327 million and excluding unamortized debt issuance costs. This long-term debt consisted of:
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

•An aggregate principal amount of $400 million of 4.75% Senior Notes due April 2030 issued by CNXM, less $3 million of unamortized discount. Interest on the notes is payable April 15 and October 15 of each year. Payment of the principal and interest on the notes is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of these notes.
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
•An aggregate principal amount of $132 million in outstanding borrowings under the CNX Credit Facility. Payment of the principal and interest on the CNX Credit Facility is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $47 million in outstanding borrowings under the CNXM Credit Facility. Payment of the principal and interest on the CNXM Credit Facility is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of the CNXM Facility.

Total Equity and Dividends
CNX had total equity of $4,251 million at June 30, 2024 compared to $4,361 million at December 31, 2023. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX has not paid dividends on its common stock since 2016. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as CNX's Board of Directors deems relevant. In addition, CNX's ability to pay dividends is limited by the covenants governing the CNX Credit Facility and the indentures governing certain of CNX's Senior Notes.
Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at June 30, 2024. Management believes these items will expire without being funded. See Note 11 – Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosure of contingent assets and liabilities in the Consolidated Financial Statements and at the date of the financial statements. Actual results could materially differ from those estimates. The preceding discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. The 2023 financial statements, as part of our Form 10-K filed with the SEC, include additional information about us, our operations, our financial condition, our critical accounting policies and accounting estimates, and should be read in conjunction with this Quarterly Report on Form 10-Q. Our significant accounting policies are described in Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 the 2023 Form 10-K.

Forward-Looking Statements

We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Form 10-Q are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words "believe," "intend," "expect," "may," "should," "anticipate," "could," "estimate," "plan," "predict," "project," "will," or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe a strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

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
•increasing attention to environmental, social and governance matters may adversely impact our business;
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
•certain other factors addressed in this report and in the 2023 Form 10-K under "Risk Factors".

Although forward-looking statements reflect our good faith beliefs at the time they are made, they involve known and unknown risks, uncertainties and other factors. For more information concerning factors that could cause actual results to differ materially from those conveyed in the forward-looking statements, including, among others, that our business plans may change as circumstances warrant, please refer to the "Risk Factors" and "Forward-Looking Statements" sections of the 2023 Form 10-K and subsequent Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

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
For a summary of accounting policies related to derivative instruments, see Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of the 2023 Form 10-K.
CNX's open derivative instruments can cause earnings volatility relative to changes in market prices until the derivative contracts are either settled or are monetized prior to settlement. At June 30, 2024 and December 31, 2023 our open derivative instruments were in net liability positions with fair values of $180 million and $56 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at June 30, 2024 and December 31, 2023. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $503 million and $557 million at June 30, 2024 and December 31, 2023, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $503 million and $557 million at June 30, 2024 and December 31, 2023, respectively.
CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company has used derivative instruments in the past in order to manage risk related to interest rates, although there are currently no active agreements (see Note 12 – Derivative Instruments in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information). At June 30, 2024 and December 31, 2023, CNX had $2,117 million and $2,065 million, respectively, of aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $10 million and $12 million, respectively. At June 30, 2024 and December 31, 2023, CNX had $179 million and $157 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to the CNX Credit Facility, under which there were $132 million borrowings at June 30, 2024 and $52 million borrowings at December 31, 2023, and the CNXM Credit Facility, under which there were $47 million of borrowings at June 30, 2024 and $105 million at December 31, 2023. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of June 30, 2024 and December 31, 2023 by $2 million on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of July 5, 2024, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2024 Fixed Price Volumes
Hedged Bcf	N/A	N/A	108.4	115.0	223.4
Weighted Average Hedge Price per Mcf	N/A	N/A	$2.50	$2.56	$2.53
2025 Fixed Price Volumes
Hedged Bcf	97.1	97.6	98.7	99.8	393.2
Weighted Average Hedge Price per Mcf	$2.54	$2.50	$2.50	$2.51	$2.51
2026 Fixed Price Volumes
Hedged Bcf	87.7	87.0	87.8	87.8	348.4*
Weighted Average Hedge Price per Mcf	$2.55	$2.53	$2.53	$2.50	$2.52
2027 Fixed Price Volumes
Hedged Bcf	61.4	60.4	61.1	61.1	242.2*
Weighted Average Hedge Price per Mcf	$3.26	$3.25	$3.25	$3.33	$3.27
2028 Fixed Price Volumes
Hedged Bcf	1.7	1.7	1.7	1.8	6.9
Weighted Average Hedge Price per Mcf	$3.19	$3.19	$3.19	$3.19	$3.19
*Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2024 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS
The financial conditions and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in "Item 1A. Risk Factors" in the 2023 Form 10-K. The risks described could materially and adversely affect CNX's business, financial condition, cash flows, and results of operations. CNX may experience additional risks and uncertainties not currently known; or, as a result of developments occurring in the future, conditions that are currently deemed to be immaterial may also materially and adversely affect CNX's business, financial condition, cash flows, and results of operations. There have been no material changes to the Company’s risk factors as set forth in the 2023 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the three months ended June 30, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
April 1, 2024 - April 30, 2024	318,095	$23.98	317,502	$1,072,472
May 1, 2024 - May 31, 2024	702,054	$24.22	701,790	$1,055,472
June 1, 2024 - June 30, 2024	827,069	$24.82	826,062	$1,034,972
Total	1,847,218		1,845,354

(1) Includes shares of common stock withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(2) Shares repurchased as part of the Company's current $2,900 million share repurchase program authorized by CNX's Board of Directors, which is not subject to an expiration date. See Note 15 – Stock Repurchase in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for more information.

ITEM 5.     OTHER INFORMATION
Trading Arrangements

None of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Exchange Act adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2024.

ITEM 6.EXHIBITS

10.1
Fourth Amended and Restated Credit Agreement, dated as of May 17, 2024, by and among CNX Resources Corporation, the guarantors party thereto from time to time, the lenders party thereto from time to time and PNC Bank, National Association, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on May 17, 2024.

10.2
Second Amended and Restated Credit Agreement, dated as of May 17, 2024, by and among CNX Midstream Partners LP, the guarantors party thereto from time to time, the lenders party thereto from time to time and PNC Bank, National Association, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on May 17, 2024.

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

Dated: July 25, 2024

CNX RESOURCES CORPORATION

By:	/S/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Director, Chief Executive Officer and President (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ ALAN K. SHEPARD
Alan K. Shepard
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

By:	/S/ JASON L. MUMFORD
Jason L. Mumford
Vice President and Controller