Form 10-Q
period 2024-09-30
CNX Resources Corp
filed 2024-10-24
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024
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
CNX Center
1000 Horizon Vue Drive
Canonsburg, PA 15317-6506
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (724) 485-4000

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of October 9, 2024
Common stock, $0.01 par value	149,271,235

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

PART I : FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
(Unaudited)	September 30,		September 30,
Revenue and Other Operating Income:	2024	2023	2024	2023
Natural Gas, NGLs and Oil Revenue	$259,459	$255,124	$821,664	$967,823
Gain on Commodity Derivative Instruments	88,964	47,803	110,587	1,352,442
Purchased Gas Revenue	27,306	11,135	52,612	57,302
Other Revenue and Operating Income	48,484	36,444	145,345	88,614
Total Revenue and Other Operating Income	424,213	350,506	1,130,208	2,466,181
Costs and Expenses:
Operating Expense
Lease Operating Expense	17,253	16,573	52,798	46,139
Production, Ad Valorem and Other Fees	6,646	8,131	20,909	23,191
Transportation, Gathering and Compression	96,274	95,820	284,633	281,788
Depreciation, Depletion and Amortization	121,227	111,855	357,418	320,758
Exploration and Production Related Other Costs	1,935	1,600	6,610	8,431
Purchased Gas Costs	26,594	10,694	50,549	53,834
Selling, General, and Administrative Costs	32,498	29,213	102,194	95,806
Other Operating Expense	16,462	26,057	62,172	62,226
Total Operating Expense	318,889	299,943	937,283	892,173
Other Expense (Income)
Other (Income) Expense	(4,590)	1,454	(10,664)	5,133
(Gain) Loss on Asset Sales and Abandonments, net	(10,570)	(5,524)	8,912	(120,992)
Loss on Debt Extinguishment	—	—	7,043	—
Interest Expense	37,923	35,391	113,997	105,947
Total Other Expense (Income)	22,763	31,321	119,288	(9,912)
Total Costs and Expenses	341,652	331,264	1,056,571	882,261
Income Before Income Tax	82,561	19,242	73,637	1,583,920
Income Tax Expense (Benefit)	17,021	(2,139)	19,507	377,189
Net Income	$65,540	$21,381	$54,130	$1,206,731

Earnings per Share
Basic	$0.44	$0.13	$0.36	$7.34
Diluted	$0.37	$0.12	$0.32	$6.24

Dividends Declared	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
(Unaudited)	2024	2023	2024	2023
Net Income	$65,540	$21,381	$54,130	$1,206,731
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $(30), $(27), $(90), $(81))	81	72	243	216

Comprehensive Income	$65,621	$21,453	$54,373	$1,206,947

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,310	$443
Accounts and Notes Receivable:
Trade, net	101,788	116,119
Other Receivables, net	50,597	17,872
Supplies Inventories	12,965	19,846
Derivative Instruments	147,020	252,524
Prepaid Expenses	19,259	14,984
Total Current Assets	332,939	421,788
Property, Plant and Equipment:
Property, Plant and Equipment	12,907,324	12,537,118
Less—Accumulated Depreciation, Depletion and Amortization	5,533,957	5,194,485
Total Property, Plant and Equipment—Net	7,373,367	7,342,633
Other Non-Current Assets:
Operating Lease Right-of-Use Assets	103,692	139,466
Derivative Instruments	228,883	280,530
Goodwill	323,314	323,314
Other Intangible Assets	65,524	70,438
Other	110,330	48,488
Total Other Non-Current Assets	831,743	862,236
TOTAL ASSETS	$8,538,049	$8,626,657

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	September 30, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$120,125	$147,361
Derivative Instruments	185,795	61,102
Current Portion of Finance Lease Obligations	2,576	1,862
Current Portion of Long-Term Debt	327,236	325,668
Current Portion of Operating Lease Obligations	49,033	53,791
Other Accrued Liabilities	207,972	233,214
Total Current Liabilities	892,737	822,998
Non-Current Liabilities:
Long-Term Debt	1,957,655	1,888,706
Finance Lease Obligations	10,270	5,500
Operating Lease Obligations	57,493	89,531
Derivative Instruments	369,569	526,554
Deferred Income Taxes	745,735	729,454
Asset Retirement Obligations	104,921	105,315
Other	142,954	97,582
Total Non-Current Liabilities	3,388,597	3,442,642
TOTAL LIABILITIES	4,281,334	4,265,640
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 149,256,306 Issued and Outstanding at September 30, 2024; 154,382,880 Issued and Outstanding at December 31, 2023	1,494	1,548
Capital in Excess of Par Value	2,348,061	2,384,910
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	1,914,218	1,981,860
Accumulated Other Comprehensive Loss	(7,058)	(7,301)
TOTAL STOCKHOLDERS' EQUITY	4,256,715	4,361,017
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,538,049	$8,626,657

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands) (Unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
June 30, 2024	$1,516	$2,363,053	$1,893,215	$(7,139)	$4,250,645
Net Income	—	—	65,540	—	65,540
Issuance of Common Stock	1	169	—	—	170
Purchase and Retirement of Common Stock	(23)	(19,353)	(44,234)	—	(63,610)
Shares Withheld for Taxes	—	—	(303)	—	(303)
Amortization of Stock-Based Compensation Awards	—	4,192	—	—	4,192
Other Comprehensive Income	—	—	—	81	81
September 30, 2024	$1,494	$2,348,061	$1,914,218	$(7,058)	$4,256,715
(Dollars in thousands) (Unaudited)
June 30, 2023	$1,625	$2,440,895	$1,547,036	$(6,369)	$3,983,187
Net Income	—	—	21,381	—	21,381
Issuance of Common Stock	1	916	—	—	917
Purchase and Retirement of Common Stock	(26)	(20,805)	(30,185)	—	(51,016)
Shares Withheld for Taxes	—	—	(96)	—	(96)
Amortization of Stock-Based Compensation Awards	—	2,869	—	—	2,869
Other Comprehensive Income	—	—	—	72	72
September 30, 2023	$1,600	$2,423,875	$1,538,136	$(6,297)	$3,957,314

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
December 31, 2023	$1,548	$2,384,910	$1,981,860	$(7,301)	$4,361,017
(Unaudited)
Net Income	—	—	54,130	—	54,130
Issuance of Common Stock	2	1,206	—	—	1,208
Purchase and Retirement of Common Stock	(66)	(53,790)	(103,591)	—	(157,447)
Shares Withheld for Taxes	—	—	(18,181)	—	(18,181)
Amortization of Stock-Based Compensation Awards	10	15,735	—	—	15,745
Other Comprehensive Income	—	—	—	243	243
September 30, 2024	$1,494	$2,348,061	$1,914,218	$(7,058)	$4,256,715
(Dollars in thousands)
December 31, 2022	$1,712	$2,506,269	$448,993	$(6,513)	$2,950,461
(Unaudited)
Net Income	—	—	1,206,731	—	1,206,731
Issuance of Common Stock	2	1,652	—	—	1,654
Purchase and Retirement of Common Stock	(123)	(100,086)	(108,108)	—	(208,317)
Shares Withheld for Taxes	—	—	(9,480)	—	(9,480)
Amortization of Stock-Based Compensation Awards	9	16,040	—	—	16,049
Other Comprehensive Income	—	—	—	216	216
September 30, 2023	$1,600	$2,423,875	$1,538,136	$(6,297)	$3,957,314

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended
Dollars in Thousands	September 30,
Cash Flows from Operating Activities:	2024	2023
Net Income	$54,130	$1,206,731
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	357,418	320,758
Amortization of Deferred Financing Costs	8,722	6,943
Stock-Based Compensation	15,745	16,049
Loss (Gain) on Asset Sales and Abandonments, net	8,912	(120,992)
Loss on Debt Extinguishment	7,043	—
Gain on Commodity Derivative Instruments	(110,587)	(1,352,442)
Loss on Other Derivative Instruments	1,099	2,231
Net Cash Received in Settlement of Commodity Derivative Instruments	234,347	18,521
Deferred Income Taxes	16,191	372,389
Other	1,001	(694)
Changes in Operating Assets:
Accounts and Notes Receivable	(16,010)	263,251
Supplies Inventories	6,881	7,149
Prepaid Expenses	(4,275)	2,120
Changes in Other Assets	(46,337)	267
Changes in Operating Liabilities:
Accounts Payable	(4,648)	(1,202)
Accrued Interest	(15,126)	(9,287)
Other Operating Liabilities	(13,075)	(77,807)
Changes in Other Liabilities	45,551	(528)
Net Cash Provided by Operating Activities	546,982	653,457
Cash Flows from Investing Activities:
Capital Expenditures	(434,837)	(571,655)
Proceeds from Asset Sales	24,152	161,937
Investments in Equity Affiliates	(3,562)	—
Net Cash Used in Investing Activities	(414,247)	(409,718)
Cash Flows from Financing Activities:
Payments on Long-Term Notes	(356,504)	—
Proceeds from CNXM Revolving Credit Facility Borrowings	193,550	214,850
Repayments of CNXM Revolving Credit Facility Borrowings	(272,050)	(280,500)
Proceeds from CNX Revolving Credit Facility Borrowings	939,700	1,186,301
Repayments of CNX Revolving Credit Facility Borrowings	(838,500)	(1,161,301)
Proceeds from Issuance of CNX Senior Notes	395,000	—
Payments on Other Debt	(1,722)	(1,134)
Proceeds from Issuance of Common Stock	1,208	1,654
Shares Withheld for Taxes	(18,181)	(9,480)
Purchases of Common Stock	(159,197)	(206,441)
Debt Issuance and Financing Fees	(15,172)	(356)
Net Cash Used in Financing Activities	(131,868)	(256,407)
Net Increase (Decrease) in Cash and Cash Equivalents	867	(12,668)
Cash and Cash Equivalents at Beginning of Period	443	21,321
Cash and Cash Equivalents at End of Period	$1,310	$8,653

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for future periods.

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

Receivables

As of September 30, 2024 and December 31, 2023, Accounts Receivable - Trade were $101,788 and $116,119, respectively, and Other Receivables were $50,597 and $17,872, respectively.

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

The following represents activity related to the allowance for credit losses for the nine months ended:

	September 30,
	2024	2023
Allowance for Credit Losses - Trade, Beginning of Year	$84	$84
Provision for Expected Credit Losses	—	—
Allowance for Credit Losses - Trade, End of Period	$84	$84

Allowance for Credit Losses - Other Receivables, Beginning of Year	$2,847	$2,937
Recoveries Collected	(1,692)	—
Provision for Expected Credit Losses	201	(17)
Write-off of Uncollectible Accounts	—	(93)
Allowance for Credit Losses - Other Receivables, End of Period	$1,356	$2,827

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

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Anti-Dilutive Options	11,058	—	6,134	19,800
Anti-Dilutive Restricted Stock Units	—	33,983	36,018	85,109
	11,058	33,983	42,152	104,909

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

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Options	24,675	110,170	934,111	183,799
Restricted Stock Units	47,188	11,026	893,400	907,811
Performance Share Units	—	—	753,673	576,421
	71,863	121,196	2,581,184	1,668,031

The computations for basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$65,540	$21,381	$54,130	$1,206,731
Basic Earnings Available to Shareholders	$65,540	$21,381	$54,130	$1,206,731

Effect of Dilutive Securities:
Add Back Interest on Convertible Notes (Net of Tax)	$1,377	$1,417	$4,132	$4,251
Diluted Earnings Available to Shareholders	$66,917	$22,798	$58,262	$1,210,982

Weighted-Average Shares of Common Stock Outstanding	150,342,177	160,703,884	152,098,676	164,403,476
Effect of Diluted Shares:
Options	748,078	1,256,101	888,717	1,131,257
Restricted Stock Units	1,422,715	1,495,877	1,248,254	1,217,194
Performance Share Units	848,622	1,466,767	782,130	1,441,589
Convertible Notes	25,751,869	25,751,869	25,751,869	25,751,869
Weighted-Average Diluted Shares of Common Stock Outstanding	179,113,461	190,674,498	180,769,646	193,945,385

Earnings per Share:
Basic	$0.44	$0.13	$0.36	$7.34
Diluted	$0.37	$0.12	$0.32	$6.24

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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from Contracts with Customers:
Natural Gas Revenue	$209,228	$214,809	$682,754	$841,841
NGL Revenue	46,173	38,082	131,789	114,900
Oil/Condensate Revenue	4,058	2,233	7,121	11,082
Total Natural Gas, NGL and Oil Revenue	259,459	255,124	821,664	967,823

Purchased Gas Revenue	27,306	11,135	52,612	57,302

Other Sources of Revenue and Other Operating Income:
Gain on Commodity Derivative Instruments	88,964	47,803	110,587	1,352,442
Other Revenue and Operating Income	48,484	36,444	145,345	88,614
Total Revenue and Other Operating Income	$424,213	$350,506	$1,130,208	$2,466,181

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

For natural gas, NGL and oil revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $41,742 as of September 30, 2024. The Company expects to recognize net revenue of $20,941 in the next 12 months and $18,763 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGL and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For the three and nine months ended September 30, 2024 and 2023, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—ACQUISITIONS AND DISPOSITIONS:

During the nine months ended September 30, 2024, CNX closed on the sale of a non-core pipeline to a third party. The net cash proceeds of $2,017 are included in Proceeds from Asset Sales in the Consolidated Statements of Cash Flows and the net loss on the transaction of $26,150 is included in the (Gain) Loss on Asset Sales and Abandonments, net in the Consolidated Statements of Income.

During the nine months ended September 30, 2023, CNX closed on the sale of various non-operated producing oil and gas assets primarily located in the Appalachian Basin to a third party. The net cash proceeds of $124,545 are included in Proceeds from Asset Sales in the Consolidated Statements of Cash Flows and the net gain on the transaction of $99,655 is included in the (Gain) Loss on Asset Sales and Abandonments, net in the Consolidated Statements of Income. For the three months ended September 30, 2023, due to final adjustments related to the sale, the transaction resulted in an additional net loss of $2,765.

Additionally, (Gain) Loss on Asset Sales and Abandonments, net in the Consolidated Statements of Income for both the three and nine months ended September 30, 2024 and 2023 and Proceeds from Asset Sales in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 include the sale of various non-core assets (rights-of-way, surface acreage and other non-core oil and gas interests and assets), none of which were individually material.

NOTE 5—INCOME TAXES:

The effective tax rates for the three and nine months ended September 30, 2024 were 20.6% and 26.5%, respectively. The effective tax rates for the three and nine months ended September 30, 2023 were (11.1)% and 23.8%, respectively. The effective tax rate for the three and nine months ended September 30, 2024 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation, federal tax credits, and state taxes. The effective tax rate for the three and nine months ended September 30, 2023 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation, federal tax credits, and state taxes (change in West Virginia tax law).

The total amount of uncertain tax positions at September 30, 2024 and December 31, 2023 was $112,962 and $99,918, respectively. If these uncertain tax positions were recognized, approximately $112,962 and $99,918 would affect CNX's effective tax rate at September 30, 2024 and December 31, 2023, respectively. In 2024, CNX recognized an increase in unrecognized tax benefits of $13,044 for tax benefits resulting from tax positions claimed on our 2023 federal income tax return and anticipated to be claimed on our 2024 federal income tax return for additional federal tax credits.

CNX recognizes accrued interest and penalties related to uncertain tax positions in interest expense and income tax expense, respectively. As of September 30, 2024 and December 31, 2023, CNX had no accrued liabilities for interest and penalties related to uncertain tax positions.

CNX and its subsidiaries file federal income tax returns with the United States and tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2021.

West Virginia enacted legislation in March 2023 for public companies which allows for a deduction for the deferred tax adjustment as of January 1, 2022 resulting from the change in state apportionment methodology from three factor to single sales factor and elimination of the throw-out rule if the change results in an aggregate increase in net deferred tax liabilities, decrease in net deferred tax assets, or change from a net deferred tax asset to a net deferred tax liability. The deduction is available over a ten-year period beginning with the first tax year on or after January 1, 2033. For the nine months ended September 30, 2023, the Company has recorded a discrete income tax benefit of approximately $15,983 in the Consolidated Statements of Income to reflect the recent legislative change resulting in a decrease to deferred tax liabilities in the Consolidated Balance Sheets.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT:

	September 30, 2024	December 31, 2023
Intangible Drilling Cost	$6,117,893	$5,902,498
Gas Gathering Equipment	2,647,466	2,631,110
Gas Wells and Related Equipment	1,626,388	1,513,945
Proved Gas Properties	1,386,226	1,374,685
Unproved Gas Properties	729,548	724,401
Surface Land and Other Equipment	181,644	187,316
Other	218,159	203,163
Total Property, Plant and Equipment	12,907,324	12,537,118
Less: Accumulated Depreciation, Depletion and Amortization	5,533,957	5,194,485
Total Property, Plant and Equipment - Net	$7,373,367	$7,342,633

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill:

All goodwill is attributed to the Midstream reporting unit within the Shale segment. Goodwill is evaluated for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount.

The accumulated impairment loss on goodwill is $473,045, resulting in a carrying value of $323,314 at both September 30, 2024 and December 31, 2023.

Other Intangible Assets:

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	September 30, 2024	December 31, 2023
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	44,228	39,314
Total Other Intangible Assets, net	$65,524	$70,438

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets for both the three and nine months ended September 30, 2024 and 2023 was $1,638 and 4,914, respectively. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 8—REVOLVING CREDIT FACILITIES:
CNX:
CNX as borrower and certain of its subsidiaries (not including CNX Midstream Partners LP (CNXM)) as guarantor loan parties entered into a new Fourth Amended and Restated Credit Agreement for a senior secured revolving credit facility (the “CNX Credit Facility”), dated as of May 17, 2024 and maturing on May 17, 2029. The new senior secured revolving credit facility has a $2,250,000 borrowing base and $1,400,000 of elected commitments and replaced the Company’s existing senior secured revolving credit facility (the “prior CNX Credit Facility”) which had a $2,250,000 borrowing base and $1,350,000 of elected commitments, had been entered into as of October 6, 2021, and had a maturity of October 6, 2026.
The availability under the CNX Credit Facility, including availability for letters of credit, is generally limited to a borrowing base, which is determined by the required number of lenders in good faith by calculating a loan value of the Company’s proved reserves.

In addition to refinancing all outstanding amounts under the prior CNX Credit Facility, borrowings under the CNX Credit Facility may be used by CNX for general corporate purposes.

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
The CNX Credit Facility also requires that CNX maintain a maximum net leverage ratio of no greater than 3.50 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding derivative asset/liability position, and convertible note liability until one year prior to maturity, and borrowings under the revolver, measured quarterly. The calculation of all of the ratios excludes CNXM, its subsidiaries, and its general partner. CNX was in compliance with all financial covenants as of September 30, 2024.

At September 30, 2024, the CNX Credit Facility had $153,250 of borrowings outstanding, with a weighted average interest rate of 7.02% and $43,457 of letters of credit outstanding, leaving $1,203,293 of unused capacity. At December 31, 2023, the prior CNX Credit Facility had $52,050 borrowings outstanding, with a weighted average interest rate of 7.64% and $43,684 of letters of credit outstanding, leaving $1,254,266 of unused capacity.

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

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum net leverage ratio of no greater than between 5.00 to 1.00 (ranging to no greater than 5.25 to 1.00 in certain circumstances); (y) a maximum secured leverage ratio of no greater than 3.25 to 1.00; and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00; in each case as calculated in accordance with the terms and definitions determining such ratios contained in the CNXM Credit Facility. CNXM was in compliance with all financial covenants as of September 30, 2024.

At September 30, 2024, the CNXM Credit Facility had $26,650 of borrowings outstanding, with a weighted average interest rate of 7.07% and no letters of credit outstanding, leaving $573,350 of unused capacity. At December 31, 2023, the prior CNXM Credit Facility had $105,150 of borrowings outstanding, with a weighted average interest rate of 7.50%, and no letters of credit outstanding, leaving $494,850 of unused capacity.

NOTE 9—OTHER ACCRUED LIABILITIES:

	September 30, 2024	December 31, 2023
Royalties	$81,710	$100,847
Accrued Interest	29,101	44,227
Transportation Charges	20,379	17,824
Deferred Revenue	15,967	15,831
Short-Term Incentive Compensation	9,942	10,961
Accrued Other Taxes	8,002	9,343
Accrued Payroll & Benefits	6,981	6,619
Purchased Gas Payable	5,373	1,002
Other	20,662	16,777
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	7,897	7,897
Salary Retirement	1,958	1,886
Total Other Accrued Liabilities	$207,972	$233,214

NOTE 10—LONG-TERM DEBT:

	September 30, 2024	December 31, 2023
Senior Notes due January 2029 at 6.00%, Issued at Par Value	$500,000	$500,000
Senior Notes due January 2031 at 7.375% (Principal of $500,000 less Unamortized Discount of $4,743 and $5,308, respectively)	495,257	494,692
CNX Midstream Partners LP Senior Notes due April 2030 at 4.75% (Principal of $400,000 less Unamortized Discount of $3,221 and $3,654, respectively)*	396,779	396,346
Senior Notes due March 2032 at 7.25% (Principal of $400,000 less Unamortized Discount of $4,635)	395,365	—
Convertible Senior Notes due May 2026 at 2.25% (Principal of $330,654 less Unamortized Discount and Issuance Costs of $3,145 and $4,586, respectively)	327,509	326,068
CNX Revolving Credit Facility	153,250	52,050
CNX Midstream Partners LP Revolving Credit Facility*	26,650	105,150
Senior Notes due March 2027 at 7.25% (Principal of $350,000 plus Unamortized Premium of $1,728)	—	351,728
Less: Unamortized Debt Issuance Costs	9,919	11,660
	2,284,891	2,214,374
Less: Current Portion	327,236	325,668
Long-Term Debt	$1,957,655	$1,888,706
*CNX is not a guarantor of CNXM's 4.75% Senior Notes due April 2030 or the CNXM Credit Facility.

During the nine months ended September 30, 2024, CNX completed a private offering of $400,000 aggregate principal amount of 7.25% CNX Senior Notes due March 2032 (the "CNX Senior Notes due March 2032") less an unamortized discount of $5,000. The CNX Senior Notes due March 2032, along with the related guarantees, were issued pursuant to an indenture dated February 23, 2024 and accrue interest from February 23, 2024 at a rate of 7.25% per year. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024. The CNX Senior Notes due March 2032 mature on March 1, 2032. Payment of the principal and interest on the notes is guaranteed by most of CNX’s subsidiaries but does not include CNXM (or its subsidiaries or general partner).

During the nine months ended September 30, 2024, CNX purchased and retired $350,000 of its outstanding 7.25% Senior Notes due March 2027. As part of the transaction, a loss of $7,043 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income during the nine months ended September 30, 2024.

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

Pursuant to the terms of the Convertible Notes indenture, the Sale Price per share of Common Stock condition for conversion of the Convertible Notes was satisfied as of September 30, 2024, and, accordingly, holders of Convertible Notes are permitted to convert any of their Convertible Notes, at their option, at any time during the quarter beginning on October 1, 2024 and ending on December 31, 2024, subject to all terms and conditions set forth in the Convertible Notes indenture. The Convertible Notes are therefore classified as short-term debt at September 30, 2024.

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

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

	September 30, 2024	December 31, 2023
Liability Component:
Principal	$330,654	$330,654
Unamortized Issuance Costs	(3,145)	(4,586)
Net Carrying Amount	$327,509	$326,068

Fair Value	$842,493	$537,465
Fair Value Hierarchy	Level 2	Level 2

Interest expense related to the Convertible Notes is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual Interest Expense	$1,860	$1,860	$5,580	$5,580
Amortization of Issuance Costs	484	470	1,441	1,400
Total Interest Expense	$2,344	$2,330	$7,021	$6,980

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

On July 22, 2021, CNX received a letter from the UMWA 1974 Pension Plan ("1974 Plan") requesting information related to the facts and circumstances surrounding the 2013 sale of certain of its coal subsidiaries to Murray Energy. The letter indicated that litigation related to potential withdrawal liabilities from the plan created by the 2019 bankruptcy of Murray Energy was reasonably foreseeable and at that time, no liability had been assessed. The 1974 Plan never issued an assessment to CNX. Following a period of discovery, CNX and the 1974 Plan mediated the claim in February 2024. By Agreement dated March 4, 2024, CNX settled the 1974 Plan claim for $75,000 which is payable over five-years. Under the SDA, CONSOL became successor-in-interest to the “Coal Business” and accepted and agreed to assume and be responsible for all “Coal Liabilities.” The assumed “Coal Liabilities” are defined broadly in the SDA and specifically include claims, like the 1974 Plan claim, arising under ERISA; involving contributions or other obligations pursuant to any Benefits Plan; and any withdraw liabilities. CONSOL also unequivocally agreed to defend and indemnify CNX for all liabilities relating to, arising out of or resulting from any “Coal Liabilities.” CNX timely tendered the 1974 Plan claim to CONSOL for defense and indemnity in July 2021, which it denied. CNX continued to demand indemnity from CONSOL including prior to, during and after the March 2024 mediation. After CONSOL repudiated its contractual obligations to CNX, and after having timely fulfilled all SDA prerequisites for bringing the action, on March 7, 2024, CNX sued CONSOL for breach of contract seeking an order requiring CONSOL to indemnify CNX for the 1974 Plan claim settlement. CNX has determined that a loss is probable and that the amount of loss can be reasonably estimated. CNX also concluded that it is probable under the terms of the SDA and under the relevant law as it currently exists, it is fully entitled to be indemnified and seek recovery from CONSOL. As a result, the present value of the $75,000 settlement was recognized in Other Liabilities in the Consolidated Balance Sheets as of September 30, 2024, with the current portion recognized in Other Accrued Liabilities. A corresponding receivable was recognized in Other Non-Current assets in the Consolidated Balance Sheets as of September 30, 2024, with the current portion recognized in Other Receivables. These balances may be adjusted from time to time, as appropriate, to reflect changes in circumstances.

At September 30, 2024, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on CNX's financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$40,331	$40,331	$—	$—	$—
Other	3,126	3,126	—	—	—
Total Letters of Credit	43,457	43,457	—	—	—
Surety Bonds:
Employee-Related	2,250	—	2,250	—	—
Environmental	11,174	11,059	115	—	—
Firm Transportation	126,336	126,336	—	—	—
Financial Guarantees	72,720	26,000	46,720	—	—
Other	8,800	8,331	469	—	—
Total Surety Bonds	221,280	171,726	49,554	—	—
Total Commitments	$264,737	$215,183	$49,554	$—	$—

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

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of September 30, 2024, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$239,431
1 - 3 years	445,284
3 - 5 years	324,360
More than 5 years	518,208
Total Purchase Obligations	$1,527,283

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

The total notional amounts of CNX's derivative instruments were as follows:

	September 30,	December 31,	Forecasted to
	2024	2023	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,105.6	1,349.2	2028
Natural Gas Basis Swaps (Bcf)	621.4	760.3	2028
NGL Commodity Swaps (Mbbls)	655.2	81.0	2025
Interest Rate Swaps	$—	$410,000	2024

The gross fair value of CNX's derivative instruments was as follows:

	September 30,	December 31,
	2024	2023
Current Assets:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$105,075	$168,532
NGL Commodity Swaps	1,686	1,003
Natural Gas Basis Swaps	40,259	77,540
Interest Rate Swaps	—	5,449
Total Current Assets	$147,020	$252,524

Other Non-Current Assets:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$167,629	$166,701
Natural Gas Basis Swaps	61,254	113,829
Total Other Non-Current Assets	$228,883	$280,530

Current Liabilities:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$155,504	$47,279
NGL Commodity Swaps	336	—
Natural Gas Basis Swaps	29,955	9,473
Interest Rate Swaps	—	4,350
Total Current Liabilities	$185,795	$61,102

Non-Current Liabilities:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$318,108	$484,357
Natural Gas Basis Swaps	51,461	42,197
Total Non-Current Liabilities	$369,569	$526,554

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024		2023
Realized Gain on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$85,312	$35,762	$258,096		$69,232
Natural Gas Basis Swaps	8,797	65,514	531		49,952
NGL Commodity Swaps	554	595	770		1,214
Total Realized Gain on Commodity Derivative Instruments	94,663	101,871	259,397	*	120,398	**

Unrealized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	69,688	1,289	(30,679)		1,308,252
Natural Gas Basis Swaps	(77,905)	(53,462)	(118,190)		(77,026)
NGL Commodity Swaps	2,518	(1,895)	59		818
Total Unrealized (Loss) Gain on Commodity Derivative Instruments	(5,699)	(54,068)	(148,810)		1,232,044

Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	155,000	37,051	227,417		1,377,484
Natural Gas Basis Swaps	(69,108)	12,052	(117,659)		(27,074)
NGL Commodity Swaps	3,072	(1,300)	829		2,032
Total Gain on Commodity Derivative Instruments	$88,964	$47,803	$110,587		$1,352,442
*Includes $30,891 of commodity derivatives that have been settled but not received at September 30, 2024, and excludes $6,741 of commodity derivatives that were settled but not received and $900 that were settled but not paid at December 31, 2023.
**Includes $24,215 of commodity derivatives that have been settled but not received at September 30, 2023 and excludes $77,662 of commodity derivatives that were settled but not paid at December 31, 2022.

The effect of interest rate swaps on Interest Expense in the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cash Received in Settlement of Interest Rate Swaps	$—	$1,173	$1,103	$2,989
Unrealized Loss on Interest Rate Swaps	—	(1,094)	(1,099)	(2,231)
Gain on Interest Rate Swaps	$—	$79	$4	$758

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
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2024				Fair Value Measurements at December 31, 2023
Description	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Commodity Derivatives	$—	$(179,461)	*	$—	$—	$(55,701)	**	$—
Interest Rate Swaps	$—	$—		$—	$—	$1,099		$—
*Includes $30,891 of commodity derivatives that have been settled but not received at September 30, 2024.
**Includes $6,741 of commodity derivatives that have been settled but not received and $900 that have been settled but not paid at December 31, 2023.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$1,310	$1,310	$443	$443
Long-Term Debt (Excluding Debt Issuance Costs)	$2,294,810	$2,829,072	$2,226,034	$2,376,594
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

Industry segment results for the three months ended September 30, 2024 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$237,403	$21,854	$202	$259,459	(A)
Purchased Gas Revenue	—	—	27,306	27,306
Gain (Loss) on Commodity Derivative Instruments	87,502	7,121	(5,659)	88,964
Other Revenue and Operating Income	18,040	—	30,444	48,484	(B)
Total Revenue and Other Operating Income	$342,945	$28,975	$52,293	$424,213
Total Operating Expense	$197,844	$38,101	$82,944	$318,889
Earnings (Loss) Before Income Tax	$145,101	$(9,126)	$(53,414)	$82,561
Segment Assets	$6,663,892	$932,410	$941,747	$8,538,049	(C)
Depreciation, Depletion and Amortization	$101,136	$15,025	$5,066	$121,227
Capital Expenditures	$105,133	$7,389	$2,215	$114,737

(A)    Included in Natural Gas, NGLs and Oil Revenue are sales of $30,665 to Citadel Energy Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(B)    Includes midstream revenue of $18,040 and equity in loss of unconsolidated affiliates of $529 for Shale and Other, respectively. Other also includes sales of environmental attributes of $24,898.
(C)    Other includes investments in unconsolidated equity affiliates of $18,369.

Industry segment results for the three months ended September 30, 2023 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$227,421	$27,529	$174	$255,124	(D)
Purchased Gas Revenue	—	—	11,135	11,135
Gain (Loss) on Commodity Derivative Instruments	94,520	7,314	(54,031)	47,803
Other Revenue and Operating Income	16,383	—	20,061	36,444	(E)
Total Revenue and Other Operating Income (Loss)	$338,324	$34,843	$(22,661)	$350,506
Total Operating Expense	$192,012	$35,742	$72,189	$299,943
Earnings (Loss) Before Income Tax	$146,312	$(899)	$(126,171)	$19,242
Segment Assets	$6,641,021	$946,034	$905,582	$8,492,637	(F)
Depreciation, Depletion and Amortization	$94,660	$12,498	$4,697	$111,855
Capital Expenditures	$188,798	$9,655	$7,189	$205,642

(D)    Included in Natural Gas, NGLs and Oil Revenue are sales of $42,766 to Citadel Energy Marketing LLC, and $35,095 to NRG Business Marketing LLC, each of which comprises over 10% of revenue from contracts with external customers for the period.
(E)    Includes midstream revenue of $16,383 and equity in earnings of unconsolidated affiliates of $246 for Shale and Other, respectively. Other also includes sales of environmental attributes of $14,837.
(F)    Other includes investments in unconsolidated equity affiliates of $12,408.

Industry segment results for the nine months ended September 30, 2024 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$745,763	$75,202	$699	$821,664	(G)
Purchased Gas Revenue	—	—	52,612	52,612
Gain (Loss) on Commodity Derivative Instruments	240,200	19,082	(148,695)	110,587
Other Revenue and Operating Income	50,375	—	94,970	145,345	(H)
Total Revenue and Other Operating Income (Loss)	$1,036,338	$94,284	$(414)	$1,130,208
Total Operating Expense	$587,065	$112,248	$237,970	$937,283
Earnings (Loss) Before Income Tax	$449,273	$(17,964)	$(357,672)	$73,637
Segment Assets	$6,663,892	$932,410	$941,747	$8,538,049	(I)
Depreciation, Depletion and Amortization	$298,521	$43,885	$15,012	$357,418
Capital Expenditures	$396,924	$23,817	$14,096	$434,837

(G)    Included in Natural Gas, NGLs and Oil Revenue are sales of $95,194 to NRG Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(H)    Includes midstream revenue of $50,375 and equity in loss of unconsolidated affiliates of $1,006 for Shale and Other, respectively. Other also includes sales of environmental attributes of $70,544.
(I)    Other includes investments in unconsolidated equity affiliates of $18,369.

Industry segment results for the nine months ended September 30, 2023 are:

	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$868,811	$98,199	$813	$967,823	(J)
Purchased Gas Revenue	—	—	57,302	57,302
Gain on Commodity Derivative Instruments	111,706	8,644	1,232,092	1,352,442
Other Revenue and Operating Income	50,165	—	38,449	88,614	(K)
Total Revenue and Other Operating Income	$1,030,682	$106,843	$1,328,656	$2,466,181
Total Operating Expense	$551,631	$106,181	$234,361	$892,173
Earnings Before Income Tax	$479,051	$662	$1,104,207	$1,583,920
Segment Assets	$6,641,021	$946,034	$905,582	$8,492,637	(L)
Depreciation, Depletion and Amortization	$269,586	$37,530	$13,642	$320,758
Capital Expenditures	$534,432	$26,744	$10,479	$571,655

(J)    Included in Natural Gas, NGLs and Oil Revenue are sales of $124,195 to Citadel Energy Marketing LLC, and $121,844 to NRG Business Marketing LLC, each of which comprises over 10% of revenue from contracts with external customers for the period.
(K)    Includes midstream revenue of $50,165 and equity in earnings of unconsolidated affiliates of $1,694 for Shale and Other, respectively. Other also includes sales of environmental attributes of $22,823.
(L)    Other includes investments in unconsolidated equity affiliates of $12,408.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Total Segment Revenue from Contracts with External Customers	$304,805	$282,642	$924,651	$1,075,290
Gain on Commodity Derivative Instruments	88,964	47,803	110,587	1,352,442
Other Operating Income	30,444	20,061	94,970	38,449
Total Consolidated Revenue and Other Operating Income	$424,213	$350,506	$1,130,208	$2,466,181

NOTE 15—STOCK REPURCHASE:
On each of January 26, 2021, October 25, 2021 and July 25, 2023, the Company’s Board of Directors approved increases in the aggregate amount of the Company’s previously approved $750,000 stock repurchase program plan to $900,000, $1,900,000, and $2,900,000, respectively. As of September 30, 2024, the amount available under the stock repurchase program is $972,000 and is not subject to an expiration date. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Company's Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans.

During the nine months ended September 30, 2024, 6,575,610 shares were repurchased and retired at an average price of $23.74 per share for a total cost of $157,447. During the nine months ended September 30, 2023, 12,291,028 shares were repurchased and retired at an average price of $16.79 per share for a total cost of $208,317. The one-percent excise tax under the Inflation Reduction Act of 2022 is included in total costs for both periods.

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION:

The following are non-cash transactions that impact the investing and financing activities of CNX.
As of September 30, 2024 and December 31, 2023, CNX purchased goods and services related to capital projects in the amount of $33,180 and $28,198, respectively, which are included in accounts payable.

The following table shows cash paid:

	For the Nine Months Ended September 30,
	2024	2023
Interest (Net of Amounts Capitalized)	$119,189	$105,610
Income Taxes	$5,554	$6,050

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

In November 2023, the FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of the adoption of this guidance.

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

General

CNX continually monitors factors that could cause actual results of operations to differ from historical results or current expectations. Examples include global events such as the conflict between Russia and Ukraine and announcements by the Organization of the Petroleum Exporting Countries that impact oil production, both of which have had an impact on global commodity prices. These and other factors could affect the Company’s operations, earnings and cash flows for any period and could cause such results to not be comparable to those of the same period in previous years. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

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

Hedging Update

Total hedged natural gas production for the fourth quarter of 2024 is 114.9 Bcf. CNX's annual gas hedge position is shown in the table below:

	2024	2025
Volumes Hedged (Bcf), as of 10/4/24	433.2(1)	410.9
1Includes actual settlements of 256.7 Bcf.

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

New Technologies Update

For the three and nine months ended September 30, 2024, CNX recognized $25 million and $71 million, respectively of sales of environmental attributes which includes items such as (but is not limited to): carbon credits, air quality credits, renewable or alternative energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances. These sales are included as part of Other Revenue and Operating Income in the Other Segment. For the three and nine months ended September 30, 2024, CNX incurred $4 million and $11 million, respectively of environmental attribute fees which represent costs related to the sale of environmental attributes and are included in Other Operating Expense in the Other Segment.

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

Results of Operations - Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

Net Income

CNX reported net income of $66 million, or earnings per diluted share of $0.37, for the three months ended September 30, 2024, compared to net income of $21 million, or earnings per diluted share of $0.12, for the three months ended September 30, 2023.

Included in earnings for the three months ended September 30, 2024 was an unrealized loss on commodity derivative instruments of $6 million and a net gain on asset sales and abandonments of $11 million. Included in earnings for the three months ended September 30, 2023 was an unrealized loss on commodity derivative instruments of $54 million and a net gain on asset sales and abandonments of $6 million. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the gain on asset sales and abandonments.

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

Non-GAAP Financial Measures Reconciliation

	For the Three Months Ended September 30,
(Dollars in millions)	2024	2023
Total Revenue and Other Operating Income	$424	$350
Add (Deduct):
Purchased Gas Revenue	(27)	(11)
Unrealized Loss on Commodity Derivative Instruments	6	54
Other Revenue and Operating Income	(49)	(36)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$354	$357

Total Operating Expense	$319	$300
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(4)	(4)
Exploration and Production Related Other Costs	(2)	(2)
Purchased Gas Costs	(27)	(10)
Selling, General and Administrative Costs	(33)	(29)
Other Operating Expense	(16)	(26)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$237	$229

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

	For the Three Months Ended September 30,
	2024		2023		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		134.5		143.4		(8.9)

Natural Gas, NGL and Oil Revenue	$259	$1.85	$255	$1.71	$4	$0.14
Gain on Commodity Derivative Instruments - Cash Settlement	95	0.78	102	0.78	(7)	—
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	354	2.63	357	2.49	(3)	0.14
Lease Operating Expense	17	0.13	17	0.12	—	0.01
Production, Ad Valorem, and Other Fees	7	0.05	8	0.06	(1)	(0.01)
Transportation, Gathering and Compression	96	0.72	96	0.67	—	0.05
Depreciation, Depletion and Amortization (DD&A)	117	0.86	108	0.75	9	0.11
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	237	1.76	229	1.60	8	0.16
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$117	$0.87	$128	$0.89	$(11)	$(0.02)

*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 8.9 Bcfe decrease in total sales volumes in the period-to-period comparison was primarily due to normal production declines and the timing of when new wells were turned-in-line after the 2023 period offset, in part, by an increase in NGL volumes primarily due to an increase in ethane recoveries.

Changes in the average costs per Mcfe were primarily related to the following items:
•Transportation, gathering and compression expense increased on a per unit basis primarily due to higher processing fees related to the increase in NGL volumes offset, in part, by lower repairs and maintenance expense. The per unit increase was also due to the overall decrease in total sales volumes.
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

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Three Months Ended September 30,
in thousands (unless noted)	2024	2023	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	13,196	11,941	1,255	10.5%
Sales Volume (Mbbls)	2,199	1,990	209	10.5%
Gross Price ($/Bbl)	$21.00	$19.14	$1.86	9.7%
Gross NGL Revenue	$46,173	$38,082	$8,091	21.2%

Oil/Condensate:
Sales Volume (MMcfe)	394	199	195	98.0%
Sales Volume (Mbbls)	66	33	33	100.0%
Gross Price ($/Bbl)	$61.86	$67.26	$(5.40)	(8.0)%
Gross Oil/Condensate Revenue	$4,058	$2,232	$1,826	81.8%

NATURAL GAS
Sales Volume (MMcf)	120,900	131,287	(10,387)	(7.9)%
Sales Price ($/Mcf)	$1.73	$1.64	$0.09	5.5%
Gross Natural Gas Revenue	$209,228	$214,809	$(5,581)	(2.6)%

Hedging Impact ($/Mcf)	$0.78	$0.78	$—	—%
Gain on Commodity Derivative Instruments - Cash Settlement	$94,663	$101,871	$(7,208)	(7.1)%

The decrease in Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure was primarily due to the 8.9 Bcfe decrease in total sales volumes and the impact of the change in the realized gain on commodity derivative instruments - cash settlement related to the Company's hedging program. The decrease was offset, in part, by the $0.09 per Mcf increase in natural gas sales price, when excluding the impact of hedging and $1.86 per Bbl increase in NGL prices.

SEGMENT ANALYSIS for the three months ended September 30, 2024 compared to the three months ended September 30, 2023:

	For the Three Months Ended				Difference to Three Months Ended
	September 30, 2024				September 30, 2023
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$237	$22	$—	$259	$10	$(6)	$—	$4
Gain (Loss) on Commodity Derivative Instruments	88	7	(6)	89	(7)	—	48	41
Purchased Gas Revenue	—	—	27	27	—	—	16	16
Other Revenue and Operating Income	18	—	31	49	2	—	11	13
Total Revenue and Other Operating Income	343	29	52	424	5	(6)	75	74
Lease Operating Expense	12	5	—	17	—	—	—	—
Production, Ad Valorem, and Other Fees	5	2	—	7	(1)	—	—	(1)
Transportation, Gathering and Compression	80	16	—	96	1	(1)	—	—
Depreciation, Depletion and Amortization	101	15	5	121	6	3	—	9
Exploration and Production Related Other Costs	—	—	2	2	—	—	—	—
Purchased Gas Costs	—	—	27	27	—	—	17	17
Selling, General and Administrative Costs	—	—	33	33	—	—	4	4
Other Operating Expense	—	—	16	16	—	—	(10)	(10)
Total Operating Expense	198	38	83	319	6	2	11	19
Other Income	—	—	(5)	(5)	—	—	(7)	(7)
Gain on Asset Sales and Abandonments, net	—	—	(11)	(11)	—	—	(5)	(5)
Interest Expense	—	—	38	38	—	—	3	3
Total Other Expense	—	—	22	22	—	—	(9)	(9)
Total Costs and Expenses	198	38	105	341	6	2	2	10
Earnings (Loss) Before Income Tax	$145	$(9)	$(53)	$83	$(1)	$(8)	$73	$64

        SHALE SEGMENT

The Shale segment had earnings before income tax of $145 million for the three months ended September 30, 2024 compared to earnings before income tax of $146 million for the three months ended September 30, 2023.

	For the Three Months Ended September 30,
	2024	2023	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	110.8	121.1	(10.3)	(8.5)%
NGLs Sales Volumes (Bcfe)*	13.2	11.9	1.3	10.9%
Oil/Condensate Sales Volumes (Bcfe)*	0.4	0.2	0.2	100.0%
Total Shale Sales Volumes (Bcfe)*	124.4	133.2	(8.8)	(6.6)%

Average Sales Price - Natural Gas (per Mcf)	$1.69	$1.55	$0.14	9.0%
Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.79	$0.78	$0.01	1.3%
Average Sales Price - NGLs (per Mcfe)*	$3.50	$3.19	$0.31	9.7%
Average Sales Price - Oil/Condensate (per Mcfe)*	$10.30	$11.20	$(0.90)	(8.0)%

Total Average Shale Sales Price (per Mcfe)	$2.61	$2.42	$0.19	7.9%
Average Shale Lease Operating Expenses (per Mcfe)	0.09	0.09	—	—%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.04	0.05	(0.01)	(20.0)%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.64	0.59	0.05	8.5%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.82	0.71	0.11	15.5%
Total Average Shale Production Costs (per Mcfe)	$1.59	$1.44	$0.15	10.4%
Total Average Shale Production Margin (per Mcfe)	$1.02	$0.98	$0.04	4.1%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.

The Shale segment had natural gas, NGLs and oil/condensate revenue of $237 million for the three months ended September 30, 2024 compared to $227 million for the three months ended September 30, 2023. The $10 million increase was primarily due to a 9.0% increase in the average sales price for natural gas and a 9.7% increase in the average sales price of NGLs offset, in part, by a 6.6% decrease in total Shale sales volumes. The decrease in total Shale sales volumes was primarily due to normal production declines and the timing of when new wells were turned-in-line offset, in part, by an increase in NGL sales volumes due to an increase in ethane recoveries.

The increase in total average Shale sales price was primarily due to a $0.14 per Mcf increase in average natural gas sales price, a $0.31 per Mcfe increase in the average NGL sales price, and a $0.01 per Mcf change in the realized gain on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 96.0 Bcf of the Company's produced Shale gas sales volumes for the three months ended September 30, 2024 at an average gain of $0.91 per Mcf hedged. For the three months ended September 30, 2023, these financial hedges represented approximately 105.3 Bcf at an average gain of $0.89 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $198 million for the three months ended September 30, 2024 compared to $192 million for the three months ended September 30, 2023. The increases in total dollars and unit costs for the Shale segment were due to the following items:

•Shale transportation, gathering and compression costs were $80 million for the three months ended September 30, 2024 compared to $79 million for the three months ended September 30, 2023. The increase in total dollars and unit costs was primarily due to an increase in processing costs due to the increase in NGL sales volumes offset, in part, by lower repairs and maintenance expense. The increase in unit costs was also due to the overall decrease in Shale sales volumes.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $101 million for the three months ended September 30, 2024 compared to $95 million for the three months ended September 30, 2023. These amounts included depletion on a units of production basis of $0.70 per Mcfe and $0.60 per Mcfe, respectively. The increase in the units of production depreciation, depletion and amortization rate in the current period is primarily due to a higher annual depletion rate for 2024. The increase in rate is primarily attributable to downward reserve revisions due to adjustments to the five-year development plan that lowered proved undeveloped reserves, price changes, and the sale of various non-operated producing oil and gas assets. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third parties. The Shale segment had other revenue and operating income of $18 million for the three months ended September 30, 2024 compared to $16 million for the three months September 30, 2023.

COALBED METHANE (CBM) SEGMENT

The CBM segment had a loss before income tax of $9 million for the three months ended September 30, 2024 compared to a loss before income tax of $1 million for the three months ended September 30, 2023.

	For the Three Months Ended September 30,
	2024	2023	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	10.0	10.2	(0.2)	(2.0)%

Average Sales Price - Gas (per Mcf)	$2.19	$2.71	$(0.52)	(19.2)%
Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.71	$0.72	$(0.01)	(1.4)%

Total Average CBM Sales Price (per Mcf)	$2.90	$3.43	$(0.53)	(15.5)%
Average CBM Lease Operating Expenses (per Mcf)	0.55	0.49	0.06	12.2%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.12	0.14	(0.02)	(14.3)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.64	1.66	(0.02)	(1.2)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.50	1.23	0.27	22.0%
Total Average CBM Production Costs (per Mcf)	$3.81	$3.52	$0.29	8.2%
Total Average CBM Production Margin (per Mcf)	$(0.91)	$(0.09)	$(0.82)	(911.1)%
The CBM segment had natural gas revenue of $22 million for the three months ended September 30, 2024 compared to $28 million for the three months ended September 30, 2023. The $6 million decrease was primarily due to a 19.2% decrease in the average sales price for natural gas in the current period and a 2.0% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price decreased $0.53 per Mcf primarily due to a $0.52 per Mcf decrease in average gas sales price and a $0.01 per Mcf change in the realized gain on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 7.9 Bcf of the Company's produced CBM sales volumes for the three months ended September 30, 2024 at an average gain of $0.90 per Mcf hedged. For the three months ended September 30, 2023, these financial hedges represented approximately 8.5 Bcf at an average gain of $0.87 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $38 million for the three months ended September 30, 2024 compared to $36 million for the three months ended September 30, 2023. The increases in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $5 million for both the three months ended September 30, 2024 and 2023. The increase in unit costs was primarily due to the decrease in CBM sales volumes.

•CBM transportation, gathering and compression costs were $16 million for the three months ended September 30, 2024 compared to $17 million for the three months ended September 30, 2023. The decrease in total dollars and unit costs was primarily due to a decrease in repairs and maintenance expense offset, in part, by an increase in electrical compression expense.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $15 million for the three months ended September 30, 2024 compared to $12 million for the three months ended September 30, 2023. These amounts included depletion on a units of production basis of $0.85 per Mcfe and $0.64 per Mcfe, respectively. The increase in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of a higher 2024 annual depletion rate. The increase in rate is primarily attributable to downward reserve revisions due to higher operating costs and price changes. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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

The Other Segment had a loss before income tax of $53 million for the three months ended September 30, 2024 compared to a loss before income tax of $126 million for the three months ended September 30, 2023. The increase in total dollars is discussed below.

	For the Three Months Ended September 30,
	2024	2023	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.1	—	0.1	100.0%

Unrealized Loss on Commodity Derivative Instruments

For the three months ended September 30, 2024, the Other Segment recognized an unrealized loss on commodity derivative instruments of $6 million. For the three months ended September 30, 2023, the Other Segment recognized an unrealized loss on commodity derivative instruments of $54 million. The unrealized loss on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $27 million for the three months ended September 30, 2024 compared to $11 million for the three months ended September 30, 2023. Purchased gas costs were $27 million for the three months ended September 30, 2024 compared to $10 million for the three months ended September 30, 2023. The period-to-period increase in purchased gas revenue was due to an increase in purchased gas sales volumes offset, in part, by a decrease in average sales price.

	For the Three Months Ended September 30,
	2024	2023	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	16.3	6.4	9.9	154.7%
Average Sales Price (per Mcf)	$1.67	$1.74	$(0.07)	(4.0)%
Purchased Gas Average Cost (per Mcf)	$1.63	$1.67	$(0.04)	(2.4)%

Other Operating Income

	For the Three Months Ended September 30,
(in millions)	2024	2023	Variance	Percent Change
Sales of Environmental Attributes	$25	$15	$10	66.7%
Water Income	2	1	1	100.0%
Excess Firm Transportation Income	4	4	—	—%
Total Other Operating Income	$31	$20	$11	55.0%

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

Selling, General and Administrative

SG&A includes costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, charitable contributions and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Three Months Ended September 30,
(in millions)	2024	2023	Variance	Percent Change
Long-Term Equity-Based Compensation (Non-Cash)	$4	$3	$1	33.3%
Salaries, Wages and Employee Benefits	7	7	—	—%
Short-Term Incentive Compensation	3	4	(1)	(25.0)%
Other	19	15	4	26.7%
Total SG&A	$33	$29	$4	13.8%

•Other increased in the period-to-period comparison primarily due to higher professional services and consulting fees, as well as increased software costs.

Other Operating Expense

	For the Three Months Ended September 30,
(in millions)	2024	2023	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$13	$17	$(4)	(23.5)%
Inventory Adjustments	(1)	3	(4)	(133.3)%
Environmental Attribute Fees	4	2	2	100.0%
Insurance Expense	2	1	1	100.0%
Other	(2)	3	(5)	(166.7)%
Total Other Operating Expense	$16	$26	$(10)	(38.5)%

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
•Other includes multiple one-time items in the period-to-period comparison including expenses related to our previously announced radical transparency program. In the current period, these one-time items include the reversal of a $3 million estimated charge related to a prior-year pipeline tariff filing that was recorded in the first quarter of 2024 due to a change in the circumstances from the time of the original estimate.

Other (Income) Expense

	For the Three Months Ended September 30,
(in millions)	2024	2023	Variance	Percent Change
Other Income
Litigation Recoveries	$8	$—	$8	100.0%
Other	1	1	—	—%
Total Other Income	$9	$1	$8	800.0%

Other Expense
Bank Fees	3	3	—	—%
Other Corporate Expense	1	—	1	100.0%
Total Other Expense	$4	$3	$1	33.3%

Total Other (Income) Expense	$(5)	$2	$(7)	(350.0)%

•CNX pursues legal recoveries when certain circumstances arise. The increase in litigation recoveries in the period-to-period comparison was the result of various recoveries that occurred in the current period. No such transactions occurred in the prior period.

Gain on Asset Sales and Abandonments, net

A net gain on asset sales and abandonments of $11 million was recognized in the three months ended September 30, 2024 compared to a net gain of $6 million in the three months ended September 30, 2023. The net gain recognized during both the three months ended September 30, 2024 and 2023 primarily relates to the sale of various non-core assets (rights-of-way, surface acreage and other non-core oil and gas interests). The gain in three months ended September 30, 2023 was offset, in part, by a loss that was recorded as part of the final adjustments to the sale of various non-operated oil and gas assets that occurred in the second quarter of 2023 (See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

Interest Expense

	For the Three Months Ended September 30,
(in millions)	2024	2023	Variance	Percent Change
Total Interest Expense	$38	$35	$3	8.6%

The $3 million increase in total interest expense was primarily due to higher borrowings on the CNX Credit Facility at higher interest rates and higher principal balances related to the long-term debt that was issued in February 2024. The increase was offset, in part, by lower borrowings on the CNXM Credit Facility. See Note 8 – Revolving Credit Facilities and Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Three Months Ended September 30,
(in millions)	2024	2023	Variance	Percent Change
Total Company Earnings Before Income Tax	$83	$19	$64	336.8%
Income Tax Expense (Benefit)	$17	$(2)	$19	(950.0)%
Effective Income Tax Rate	20.6%	(11.1)%	31.7%

The effective income tax rates for the three months ended September 30, 2024 and 2023 were 20.6% and (11.1)%, respectively. The effective rate for the three months ended September 30, 2024 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation, federal tax credits and state taxes. The effective rate for the three months ended September 30, 2023 differs from the U.S. federal statutory rate of 21% primarily due to the impact equity compensation, federal tax credits and state taxes (primarily a change in West Virginia tax law). See Note 5 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Results of Operations - Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

Net Income
CNX reported net income of $54 million, or earnings per diluted share of $0.32, for the nine months ended September 30, 2024, compared to net income of $1,207 million, or earnings per diluted share of $6.24, for the nine months ended September 30, 2023.

Included in earnings for the nine months ended September 30, 2024 was an unrealized loss on commodity derivative instruments of $149 million and a net loss on asset sales and abandonments of $9 million. Included in earnings for the nine months ended September 30, 2023 was an unrealized gain on commodity derivative instruments of $1,231 million and a net gain on asset sales and abandonments of $121 million. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the loss/(gain) on asset sales and abandonments.

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

Non-GAAP Financial Measures Reconciliation

	For the Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Total Revenue and Other Operating Income	$1,130	$2,466
Add (Deduct):
Purchased Gas Revenue	(53)	(57)
Unrealized Loss (Gain) on Commodity Derivative Instruments	149	(1,231)
Other Revenue and Operating Income	(145)	(89)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$1,081	$1,089

Total Operating Expense	$937	$892
Add (Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(10)	(10)
Exploration and Production Related Other Costs	(7)	(8)
Purchased Gas Costs	(51)	(54)
Selling, General and Administrative Costs	(102)	(96)
Other Operating Expense	(62)	(62)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$705	$662

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

	For the Nine Months Ended September 30,
	2024		2023		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		408.8		413.4		(4.6)

Natural Gas, NGL and Oil Revenue	$822	$1.94	$968	$2.31	$(146)	$(0.37)
Gain on Commodity Derivative Instruments - Cash Settlement	259	0.70	121	0.32	138	0.38
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	1,081	2.64	1,089	2.63	(8)	0.01
Lease Operating Expense	53	0.13	46	0.11	7	0.02
Production, Ad Valorem, and Other Fees	21	0.05	23	0.05	(2)	—
Transportation, Gathering and Compression	284	0.70	282	0.68	2	0.02
Depreciation, Depletion and Amortization (DD&A)	347	0.84	311	0.76	36	0.08
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	705	1.72	662	1.60	43	0.12
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$376	$0.92	$427	$1.03	$(51)	$(0.11)
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 4.6 Bcfe decrease in total sales volumes in the period-to-period comparison was primarily due to normal production declines and the timing of when new wells were turned-in-line after the 2023 period offset, in part, by an increase in NGL volumes primarily due to an increase in ethane recoveries.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense increased on a per unit basis primarily due to an increase in water disposal costs as more water was taken to disposal instead of being reused in well completions.
•Transportation, gathering and compression expense increased on a per unit basis primarily due to higher processing fees related to the increase in NGL volumes, an increase in electrical compression expense offset, in part, by lower repairs and maintenance expense.
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

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Nine Months Ended September 30,
in thousands (unless noted)	2024	2023	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	36,876	31,660	5,216	16.5%
Sales Volume (Mbbls)	6,146	5,277	869	16.5%
Gross Price ($/Bbl)	$21.42	$21.78	$(0.36)	(1.7)%
Gross NGL Revenue	$131,790	$114,900	$16,890	14.7%

Oil/Condensate:
Sales Volume (MMcfe)	677	1,004	(327)	(32.6)%
Sales Volume (Mbbls)	113	167	(54)	(32.3)%
Gross Price ($/Bbl)	$63.12	$66.18	$(3.06)	(4.6)%
Gross Oil/Condensate Revenue	$7,120	$11,082	$(3,962)	(35.8)%

NATURAL GAS
Sales Volume (MMcf)	371,293	380,785	(9,492)	(2.5)%
Sales Price ($/Mcf)	$1.84	$2.21	$(0.37)	(16.7)%
Gross Natural Gas Revenue	$682,754	$841,841	$(159,087)	(18.9)%

Hedging Impact ($/Mcf)	$0.70	$0.32	$0.38	118.8%
Gain on Commodity Derivative Instruments - Cash Settlement	$259,397	$120,398	$138,999	115.4%

The decrease in Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure was primarily due to the $0.37 per Mcf decrease in natural gas sales price, when excluding the impact of hedging, the 4.6 Bcfe decrease in total sales volumes and the $0.36 per barrel decrease in NGL prices. These decreases were offset, in-part, by the impact of the change in the gain on commodity derivative instruments - cash settlement related to the Company's hedging program.

SEGMENT ANALYSIS for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

	For the Nine Months Ended				Difference to Nine Months Ended
	September 30, 2024				September 30, 2023
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$746	$75	$1	$822	$(123)	$(23)	$—	$(146)
Gain (Loss) on Commodity Derivative Instruments	240	19	(149)	110	128	10	(1,380)	(1,242)
Purchased Gas Revenue	—	—	53	53	—	—	(4)	(4)
Other Revenue and Operating Income	50	—	95	145	—	—	56	56
Total Revenue and Other Operating Income	1,036	94	—	1,130	5	(13)	(1,328)	(1,336)
Lease Operating Expense	36	16	1	53	5	1	1	7
Production, Ad Valorem, and Other Fees	17	4	—	21	(1)	(1)	—	(2)
Transportation, Gathering and Compression	236	48	—	284	3	—	(1)	2
Depreciation, Depletion and Amortization	298	44	15	357	28	6	2	36
Exploration and Production Related Other Costs	—	—	7	7	—	—	(1)	(1)
Purchased Gas Costs	—	—	51	51	—	—	(3)	(3)
Selling, General and Administrative Costs	—	—	102	102	—	—	6	6
Other Operating Expense	—	—	62	62	—	—	—	—
Total Operating Expense	587	112	238	937	35	6	4	45
Other Income	—	—	(11)	(11)	—	—	(16)	(16)
Loss on Asset Sales and Abandonments, net	—	—	9	9	—	—	130	130
Loss on Debt Extinguishment	—	—	7	7	—	—	7	7
Interest Expense	—	—	114	114	—	—	8	8
Total Other Expense	—	—	119	119	—	—	129	129
Total Costs and Expenses	587	112	357	1,056	35	6	133	174
Earnings (Loss) Before Income Tax	$449	$(18)	$(357)	$74	$(30)	$(19)	$(1,461)	$(1,510)

        SHALE SEGMENT

The Shale segment had earnings before income tax of $449 million for the nine months ended September 30, 2024 compared to earnings before income tax of $479 million for the nine months ended September 30, 2023.

	For the Nine Months Ended September 30,
	2024	2023	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	341.9	349.9	(8.0)	(2.3)%
NGLs Sales Volumes (Bcfe)*	36.9	31.7	5.2	16.4%
Oil/Condensate Sales Volumes (Bcfe)*	0.7	1.0	(0.3)	(30.0)%
Total Shale Sales Volumes (Bcfe)*	379.5	382.6	(3.1)	(0.8)%

Average Shale Gas Sales Price (per Mcf)	$1.78	$2.12	$(0.34)	(16.0)%
Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.70	$0.32	$0.38	118.8%
Average Sales Price - NGLs (per Mcfe)*	$3.57	$3.63	$(0.06)	(1.7)%
Average Sales Price - Oil/Condensate (per Mcfe)*	$10.49	$11.01	$(0.52)	(4.7)%

Total Average Shale Sales Price (per Mcfe)	$2.60	$2.56	$0.04	1.6%
Average Shale Lease Operating Expenses (per Mcfe)	0.10	0.08	0.02	25.0%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.04	0.05	(0.01)	(20.0)%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.62	0.61	0.01	1.6%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.79	0.70	0.09	12.9%
Total Average Shale Production Costs (per Mcfe)	$1.55	$1.44	$0.11	7.6%
Total Average Shale Production Margin (per Mcfe)	$1.05	$1.12	$(0.07)	(6.3)%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.
The Shale segment had natural gas, NGLs and oil/condensate revenue of $746 million for the nine months ended September 30, 2024 compared to $869 million for the nine months ended September 30, 2023. The $123 million decrease was due primarily to a 16.0% decrease in the average sales price for natural gas, a 0.8% decrease in total Shale sales volumes and a 1.7% decrease in the average sales price of NGLs. The decrease in total Shale sales volumes was primarily due to normal production declines and the timing of when new wells were turned-in-line offset, in part, by an increase in NGL sales volumes due to an increase in ethane recoveries.

The increase in total average Shale sales price was primarily due to a $0.38 per Mcf change in the realized gain on commodity derivative instruments. The notional amounts associated with these financial hedges represented approximately 285.6 Bcf of the Company's produced Shale gas sales volumes for the nine months ended September 30, 2024 at an average gain of $0.84 per Mcf hedged. For the nine months ended September 30, 2023, these financial hedges represented approximately 293.6 Bcf at an average gain of $0.38 per Mcf hedged. These increases were offset, in part, by a $0.34 per Mcf decrease in average natural gas sales price and a $0.06 per Mcfe decrease in the average NGL sales price.

Total operating costs and expenses for the Shale segment were $587 million for the nine months ended September 30, 2024 compared to $552 million for the nine months ended September 30, 2023. The increase in total dollars and unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $36 million for the nine months ended September 30, 2024 compared to $31 million for the nine months ended September 30, 2023. The increase in total dollars and unit costs was primarily due to an increase in water disposal costs as more water was taken to disposal instead of being reused in well completions.

•Shale transportation, gathering and compression costs were $236 million for the nine months ended September 30, 2024 compared to $233 million for the nine months ended September 30, 2023. The increase in total dollars and unit costs was primarily related to an increase in processing costs due to higher processing fees related to the increase in NGL volumes, an increase in electrical compression expense offset, in part, by lower repairs and maintenance expense.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $298 million for the nine months ended September 30, 2024 compared to $270 million for the nine months ended September 30, 2023. These amounts included depletion on a unit of production basis of $0.67 per Mcfe and $0.59 per Mcfe, respectively. The increase in the units of production depreciation, depletion and amortization rate in the current period is primarily due to a higher annual depletion rate for 2024. The increase in rate is primarily attributable to downward reserve revisions due to adjustments to the five-year development plan that lowered proved undeveloped reserves, price changes, and the sale of various non-operated producing oil and gas assets The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third parties. The Shale segment had other revenue and operating income of $50 million for the nine months ended September 30, 2024 and 2023.

COALBED METHANE (CBM) SEGMENT
The CBM segment had a loss before income tax of $18 million for the nine months ended September 30, 2024 compared to earnings before income tax of $1 million for the nine months ended September 30, 2023.

	For the Nine Months Ended September 30,
	2024	2023	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	29.1	30.6	(1.5)	(4.9)%

Average CBM Gas Sales Price (per Mcf)	$2.58	$3.20	$(0.62)	(19.4)%
Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.65	$0.28	$0.37	132.1%

Total Average CBM Sales Price (per Mcf)	$3.24	$3.49	$(0.25)	(7.2)%
Average CBM Lease Operating Expenses (per Mcf)	0.56	0.49	0.07	14.3%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.15	0.16	(0.01)	(6.3)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.65	1.60	0.05	3.1%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.50	1.22	0.28	23.0%
Total Average CBM Production Costs (per Mcf)	$3.86	$3.47	$0.39	11.2%
Total Average CBM Production Margin (per Mcf)	$(0.62)	$0.02	$(0.64)	(3,200.0)%
The CBM segment had natural gas revenue of $75 million for the nine months ended September 30, 2024 compared to $98 million for the nine months ended September 30, 2023. The $23 million decrease was due to a 19.4% decrease in the average sales price for natural gas in the current period and a 4.9% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price decreased $0.25 per Mcf due to a $0.62 per Mcf decrease in average natural gas sales price offset, in part, by a $0.37 per Mcf change in the realized gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 22.6 Bcf of the Company's produced CBM sales volumes for the nine months ended September 30, 2024 at an average gain of $0.84 per Mcf hedged. For the nine months ended September 30, 2023, these financial hedges represented approximately 24.0 Bcf at an average gain of $0.36 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $112 million for the nine months ended September 30, 2024 compared to $106 million for the nine months ended September 30, 2023. The increase in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $16 million for the nine months ended September 30, 2024 compared to $15 million for the nine months ended September 30, 2023. The increase in total dollars and unit costs was primarily due to an increase in well tending and water disposal costs. The increase in unit cost was also due to the decrease in total CBM volumes.

•CBM transportation, gathering and compression costs were $48 million for both the nine months ended September 30, 2024 and 2023. The increase in unit cost was primarily due to the decrease in total CBM volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $44 million for the nine months ended September 30, 2024 compared to $38 million for the nine months ended September 30, 2023. These amounts included depletion on a unit of production basis of $0.85 per Mcfe and $0.64 per Mcfe, respectively. The increase in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of a higher 2024 annual depletion rate. The increase in rate is primarily attributable to downward reserve revisions due to higher operating costs and price changes. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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

The Other Segment had a loss before income tax of $357 million for the nine months ended September 30, 2024 compared to earnings before income tax of $1,104 million for the nine months ended September 30, 2023. The decrease in total dollars is discussed below.

	For the Nine Months Ended September 30,
	2024	2023	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.2	0.2	—	—%

Unrealized (Loss) Gain on Commodity Derivative Instruments

For the nine months ended September 30, 2024, the Other Segment recognized an unrealized loss on commodity derivative instruments of $149 million. For the nine months ended September 30, 2023, the Other Segment recognized an unrealized gain on commodity derivative instruments of $1,231 million. The unrealized loss or gain on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $53 million for the nine months ended September 30, 2024 compared to $57 million for the nine months ended September 30, 2023. Purchased gas costs were $51 million for the nine months ended September 30, 2024 compared to $54 million for the nine months ended September 30, 2023. The period-to-period decrease in purchased gas revenue was primarily due to a decrease in the average sales price.

	For the Nine Months Ended September 30,
	2024	2023	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	27.8	24.2	3.6	14.9%
Average Sales Price (per Mcf)	$1.89	$2.37	$(0.48)	(20.3)%
Purchased Gas Average Cost (per Mcf)	$1.82	$2.23	$(0.41)	(18.4)%

Other Operating Income

	For the Nine Months Ended September 30,
(in millions)	2024	2023	Variance	Percent Change
Sales of Environmental Attributes	$71	$23	$48	208.7%
Water Income	10	3	7	233.3%
Excess Firm Transportation Income	15	11	4	36.4%
Equity (Loss) Income from Affiliates	(1)	2	(3)	(150.0)%
Total Other Operating Income	$95	$39	$56	143.6%

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
•Equity (loss) income from affiliates represents CNX’s share of earnings and losses from various entities, including interests in various oilfield service companies and a 50% interest in a power plant located within CNX’s CBM field.

Exploration and Production Related Other Costs

	For the Nine Months Ended September 30,
(in millions)	2024	2023	Variance	Percent Change
Land Rentals	$4	$3	$1	33.3%
Lease Expiration Costs	3	5	(2)	(40.0)%
Total Exploration and Production Related Other Costs	$7	$8	$(1)	(12.5)%

•Lease expiration costs relate to leases where the primary term expired or will expire within the next 12 months. The decrease in the nine months ended September 30, 2024 was primarily due to a decrease in the number of acres that were allowed to expire.

Selling, General and Administrative

SG&A includes costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, charitable contributions and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Nine Months Ended September 30,
(in millions)	2024	2023	Variance	Percent Change
Contributions and Advertising	$4	$3	$1	33.3%
Short-term Incentive Compensation	10	10	—	—%
Long-term Equity-Based Compensation (Non-Cash)	15	16	(1)	(6.3)%
Salaries, Wages and Employee Benefits	22	23	(1)	(4.3)%
Other	51	44	7	15.9%
Total SG&A	$102	$96	$6	6.3%

•Other increased in the period-to-period comparison primarily due to higher professional services and consulting fees, as well as increased software costs.

Other Operating Expense

	For the Nine Months Ended September 30,
(in millions)	2024	2023	Variance	Percent Change
Environmental Attribute Fees	$11	$4	$7	175.0%
Idle Equipment and Service Charges	4	3	1	33.3%
Water Expense	1	1	—	—%
Insurance Expense	3	3	—	—%
Unutilized Firm Transportation and Processing Fees	37	40	(3)	(7.5)%
Virginia Flood Expense	(2)	2	(4)	(200.0)%
Inventory Adjustments	1	6	(5)	(83.3)%
Other	7	3	4	133.3%
Total Other Operating Expense	$62	$62	$—	—%

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
•Other includes multiple one-time items in the period-to-period comparison including expenses related to our previously announced radical transparency program. In the current period, these one-time items also include a $3 million charge related to a prior-year sales and use tax audit settlement.

Other (Income) Expense

	For the Nine Months Ended September 30,
(in millions)	2024	2023	Variance	Percent Change
Other Income
Litigation Recoveries	$20	$—	$20	100.0%
Right-of-Way Sales	1	4	(3)	(75.0)%
Other	3	3	—	—%
Total Other Income	$24	$7	$17	242.9%

Other Expense
Professional Services	$3	$1	$2	200.0%
Bank Fees	8	8	—	—%
Other Corporate Expense	2	3	(1)	(33.3)%
Total Other Expense	$13	$12	$1	8.3%

Total Other (Income) Expense	$(11)	$5	$(16)	(320.0)%

•CNX pursues legal recoveries when certain circumstances arise. The increase in litigation recoveries in the period-to-period comparison was the result of various recoveries that occurred in the current period. No such transactions occurred in the prior period.

Loss (Gain) on Asset Sales and Abandonments, net

A net loss on asset sales and abandonments of $9 million was recognized in the nine months ended September 30, 2024 compared to a net gain of $121 million in the nine months ended September 30, 2023. The net loss recognized in the nine months ended September 30, 2024 primarily relates to a $26 million loss on the sale of a non-core pipeline to a third party offset, in part, by the gain on sale of various other non-core assets (primarily rights-of-way, surface acreage and other non-core oil and gas interests). The net gain recognized in the nine months ended September 30, 2023 primarily relates to the sale of various non-operated oil and gas assets (See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

Loss on Debt Extinguishment

A loss on debt extinguishment of $7 million was recognized in the nine months ended September 30, 2024 in connection with CNX's repurchase of $350 million of the 7.25% Senior Notes due March 2027 at an average price equal to 101.9% of the principal amount. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. No such transactions occurred in the prior period.

Interest Expense

	For the Nine Months Ended September 30,
(in millions)	2024	2023	Variance	Percent Change
Total Interest Expense	$114	$106	$8	7.5%

The $8 million increase in total interest expense was primarily due to higher borrowings on the CNX Credit Facility at higher interest rates and higher principal balances related to the long-term debt that was issued in February 2024. The increase was offset, in part, by lower borrowings on the CNXM Credit Facility. See Note 8 – Revolving Credit Facilities and Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Nine Months Ended September 30,
(in millions)	2024	2023	Variance	Percent Change
Total Company Earnings Before Income Tax	$74	$1,584	$(1,510)	(95.3)%
Income Tax Expense	$20	$377	$(357)	(94.7)%
Effective Income Tax Rate	26.5%	23.8%	2.7%

The effective income tax rates for the nine months ended September 30, 2024 and 2023 were 26.5% and 23.8%, respectively. The effective tax rate for the nine months ended September 30, 2024 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation, federal tax credits, and state taxes. The effective tax rate for the nine months ended September 30, 2023 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation, federal tax credits, and state taxes (primarily a change in West Virginia tax law). See Note 5 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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
As of September 30, 2024, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices, CNX currently expects to remain in compliance with its debt covenants.

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

Factors that may Impact our Liquidity
•The Company’s cash on hand and access to additional liquidity. Cash and cash equivalents were $1 million as of September 30, 2024 and nominal as of December 31, 2023.
•Accounts and notes receivable - trade as of September 30, 2024 and December 31, 2023 were $102 million and $116 million, respectively. Our accounts and notes receivable balance may fluctuate as of any balance sheet date depending on the prices we receive for our natural gas and NGLs and the volumes sold.
•Capital expenditures are expected to range between $525 million to $550 million for the year ended December 31, 2024. For the nine months ended September 30, 2024, CNX had capital expenditures of $435 million.
•Production volumes are expected to range between 545.0 Bcfe and 555.0 Bcfe for the year ended December 31, 2024. For the nine months ended September 30, 2024, CNX had production volumes of 408.8 Bcfe.
•Prices for natural gas and NGLs are volatile, and an extended decline in the prices we receive for our natural gas and NGLs will adversely affect our financial condition and cash flows.
•In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas and NGL swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net liability of $179 million at September 30, 2024 and a net liability of $56 million at December 31, 2023. The Company has not experienced any issues of non-performance by derivative counterparties. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q for further discussion of our commodity risk management.

Cash Flows (in millions)

	For the Nine Months Ended September 30,
	2024	2023	Change
Cash Provided by Operating Activities	$547	$653	$(106)
Cash Used in Investing Activities	$(414)	$(410)	$(4)
Cash Used in Financing Activities	$(132)	$(256)	$124

Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:
•Net income decreased $1,153 million in the period-to-period comparison.
•Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $356 million net decrease in deferred income taxes, a $1,458 million net change in commodity derivative instruments, a $130 million increase in loss (gain) on asset sales and abandonments, net and a $185 million net decrease for various other changes in working capital.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:
•Capital expenditures decreased $137 million primarily due to a decrease in drilling and completions activity.
•Proceeds from asset sales decreased $138 million primarily due to the sale of various non-operated producing oil and gas assets primarily located in the Appalachian Basin to a third party in the nine months ended September 30, 2023 for cash proceeds of $125 million. The remaining variance includes the sale of various non-core assets in both periods (See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:
•Proceeds from borrowings under the CNXM Credit Facility decreased $21 million and repayments under the CNXM Credit Facility decreased $8 million.
•Proceeds from borrowings under the CNX Credit Facility decreased $247 million and repayments under the CNX Credit Facility decreased $323 million.
•During the nine months ended September 30, 2024, CNX paid $357 million to repurchase $350 million of CNX 7.25% Senior Notes due March 2027 at a price of 101.9% of the principal amount. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the nine months ended September 30, 2024, CNX issued $400 million aggregate principal amount of CNX 7.25% Senior Notes due March 2032 at a price of 98.8% for cash proceeds of $395 million. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the nine months ended September 30, 2024, CNX repurchased $159 million of its common stock on the open market compared to $206 million during the nine months ended September 30, 2023.
•During the nine months ended September 30, 2024, debt issuance and financing fees increased $15 million primarily due to amending both the CNX and CNXM Credit Facilities. See Note 8 – Revolving Credit Facilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Commitments and Significant Contractual and Other Material Cash Obligations

The following is a summary of the Company's significant contractual and other material cash obligations at September 30, 2024 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$3,525	$2,930	$313	$—	$6,768
Gas Firm Transportation and Processing	235,906	442,354	324,047	518,208	1,520,515
Long-Term Debt	327,509	—	679,900	1,287,401	2,294,810
Interest on Long-Term Debt	135,290	260,041	235,295	147,657	778,283
Finance Lease Obligations	3,540	10,694	13,106	2,522	29,862
Interest on Finance Lease Obligations	1,804	3,085	1,609	194	6,692
Operating Lease Obligations	49,031	32,749	11,053	13,692	106,525
Interest on Operating Lease Obligations	4,084	3,514	2,060	1,525	11,183
Long-Term Liabilities—Employee Related (a)	2,216	4,665	4,769	22,588	34,238
Other Long-Term Liabilities (b)	167,209	64,171	27,105	89,420	347,905
Total Contractual Obligations (c)	$930,114	$824,203	$1,299,257	$2,083,207	$5,136,781
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

Debt
At September 30, 2024, CNX had total debt of $2,295 million, including the current portion of long-term debt of $328 million and excluding unamortized debt issuance costs. This long-term debt consisted of:
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
•An aggregate principal amount of $331 million of 2.25% Convertible Senior Notes due May 2026, unless earlier redeemed, repurchased, or converted, less $3 million of unamortized discount and issuance costs. Interest on the notes is payable May 1 and November 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $153 million in outstanding borrowings under the CNX Credit Facility. Payment of the principal and interest on the CNX Credit Facility is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $27 million in outstanding borrowings under the CNXM Credit Facility. Payment of the principal and interest on the CNXM Credit Facility is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of the CNXM Facility.

Total Equity and Dividends
CNX had total equity of $4,257 million at September 30, 2024 compared to $4,361 million at December 31, 2023. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
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
Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at September 30, 2024. Management believes these items will expire without being funded. See Note 11 – Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

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
CNX's open derivative instruments can cause earnings volatility relative to changes in market prices until the derivative contracts are either settled or are monetized prior to settlement. At September 30, 2024 and December 31, 2023 our open derivative instruments were in net liability positions with fair values of $179 million and $56 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at September 30, 2024 and December 31, 2023. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $472 million and $557 million at September 30, 2024 and December 31, 2023, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $472 million and $557 million at September 30, 2024 and December 31, 2023, respectively.
CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company has used derivative instruments in the past in order to manage risk related to interest rates, although there are currently no active agreements (see Note 12 – Derivative Instruments in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information). At September 30, 2024 and December 31, 2023, CNX had $2,118 million and $2,065 million, respectively, of aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $10 million and $12 million, respectively. At September 30, 2024 and December 31, 2023, CNX had $180 million and $157 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to the CNX Credit Facility, under which there were $153 million borrowings at September 30, 2024 and $52 million borrowings at December 31, 2023, and the CNXM Credit Facility, under which there were $27 million of borrowings at September 30, 2024 and $105 million at December 31, 2023. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of September 30, 2024 and December 31, 2023 by $2 million on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of October 4, 2024, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2024 Fixed Price Volumes
Hedged Bcf	N/A	N/A	N/A	114.9	114.9
Weighted Average Hedge Price per Mcf	N/A	N/A	N/A	$2.57	$2.57
2025 Fixed Price Volumes
Hedged Bcf	98.8	103.3	104.4	104.4	410.9
Weighted Average Hedge Price per Mcf	$2.61	$2.58	$2.58	$2.57	$2.58
2026 Fixed Price Volumes
Hedged Bcf	86.7	86.0	86.8	86.8	344.6*
Weighted Average Hedge Price per Mcf	$2.58	$2.55	$2.55	$2.52	$2.55
2027 Fixed Price Volumes
Hedged Bcf	63.7	62.7	63.4	60.8	248.9*
Weighted Average Hedge Price per Mcf	$3.27	$3.26	$3.26	$3.30	$3.27
2028 Fixed Price Volumes
Hedged Bcf	4.7	4.7	4.7	4.8	18.9
Weighted Average Hedge Price per Mcf	$3.21	$3.21	$3.21	$3.21	$3.21
*Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2024 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the three months ended September 30, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
July 1, 2024 - July 31, 2024	861,478	$25.55	860,589	$1,012,981
August 1, 2024 - August 31, 2024	797,046	$26.56	790,103	$991,993
September 1, 2024 - September 30, 2024	698,110	$28.78	694,570	$972,000
Total	2,356,634		2,345,262

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

ITEM 5.     OTHER INFORMATION
Trading Arrangements

None of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Exchange Act adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2024.

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

Dated: October 24, 2024

CNX RESOURCES CORPORATION

By:	/S/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Director, Chief Executive Officer and President (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ ALAN K. SHEPARD
Alan K. Shepard
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

By:	/S/ JASON L. MUMFORD
Jason L. Mumford
Vice President and Controller