Form 10-K
period 2024-12-31
CNX Resources Corp
filed 2025-02-11
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-K
  _________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2024
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the common stock on the New York Stock Exchange on such date was $2,800,604,111.
The number of shares outstanding of the registrant's common stock as of February 4, 2025 is 148,842,396 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of CNX's Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2025, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

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
Lease operating expense - costs of operating wells and equipment on a producing lease, many of which are recurring. Includes items such as water disposal, repairs and maintenance, equipment rental and operating supplies, among others.

Net - “net” natural gas or “net” acres are determined by adding the fractional ownership working interests the Company has in gross wells or acres.
Net acres - the number of acres an owner has out of a particular number of gross acres.
Net wells - the percentage ownership interest in a well that an owner has based on the working interest.
New Technologies - currently represents what CNX views as a unique set of market opportunities in the areas of environmental attributes, proprietary technology and derivative product development. See Part I, Item 1 - Business of this Form 10-K for a discussion of CNX’s New Technology efforts.
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

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Although forward-looking statements reflect our good faith beliefs at the time they are made, they involve known and unknown risks, uncertainties and other factors. Other factors that could cause actual results and events to differ materially from our expectations, estimates, assumptions, projections and/or forward-looking statements include (i) the risks, contingencies and uncertainties described in the Risk Factors included in Part I, Item 1A of this Form 10-K and (ii) the factors described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K. The forward-looking statements in this Form 10-K speak only as of the date of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law, and we caution you not to rely on them unduly.

PART I

ITEM 1.Business

General

CNX Resources Corporation (“CNX,” the “Company,” or “we,” “us,” or “our”) is a premier independent ultra-low carbon intensity natural gas development, production, midstream and technology company centered in the Appalachian Basin. The majority of our operations are centered on unconventional shale formations, primarily the Marcellus Shale and Utica Shale, in Pennsylvania, Ohio and West Virginia. Additionally, we operate and develop Coalbed Methane (CBM) properties in Virginia. We believe that our extensive held-by-production acreage position and development inventory, combined with our regional operating expertise, extensive data set from development and non-operational participation wells, midstream infrastructure ownership, low-cost operations and legacy surface acreage position provide us with significant competitive advantages that position us for long-term value creation.

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

These values are the foundation of CNX's identity and are the basis for how management defines continued success. With the benefit of a more than 160-year legacy and a substantial asset base amassed over many generations, the Company deploys a strategy focused on responsibly developing its resources to create long-term per share value for its shareholders, as well as enhancing the communities where it operates.

CNX believes that natural gas is central to a low-cost, reliable, secure, lower-carbon energy future that benefits American consumers, workers and the environment. CNX has the benefit of having its operations centered in the Appalachian Basin, which the Company believes is one of the largest, most efficient, and environmentally sustainable sources of natural gas in the world.

2024 Operational Highlights and Outlook

•Over the past ten years, CNX's total sales volumes have grown by approximately 134% to a total of 550.8 net Bcfe in 2024;
•Total average production of 1,504,956 Mcfe per day in 2024;
•90% Natural Gas, 10% Liquids; and
•93% Shale, 7% coalbed methane.

At December 31, 2024, our proved natural gas, NGL, condensate and oil reserves (collectively, “natural gas reserves”) had the following characteristics:

•8.5 Tcfe of proved reserves;
•89.4% natural gas;
•71.4% proved developed; and
•99.1% operated.

On January 27, 2025, the Company completed the acquisition of the natural gas upstream and associated midstream business of Apex Energy II, LLC (“the Apex Transaction") for total cash consideration of approximately $505 million, subject to certain post-closing adjustments. See Note 22 – Subsequent Event in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information.

In 2025, CNX expects capital expenditures to be between $450 million and $500 million. The Company continuously evaluates multiple factors to determine activity throughout the year, and as such, may update guidance accordingly.

DETAIL OF OPERATIONS

Our operations include the following plays:

Shale

Our Shale properties represent our primary operating and growth area in terms of reserves, production, and capital investment. We have rights to extract natural gas from Shale formations in Pennsylvania, West Virginia, and Ohio from approximately 528,000 net Marcellus Shale acres and approximately 606,000 net Utica Shale acres at December 31, 2024. Approximately 339,000 Utica Shale acres coincide with Marcellus Shale acreage in Pennsylvania, West Virginia, and Ohio.

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

Coalbed Methane (CBM)

We have rights to extract CBM in Virginia from approximately 283,000 net CBM acres at December 31, 2024. We extract CBM natural gas primarily from the Pocahontas #3 seam. CNX also has the right to capture Coal Mine Methane (CMM) from active and abandoned mines in this region. The CMM we capture would otherwise be vented into the atmosphere as third-party mining operations progress.

CNX also has rights to extract CBM from approximately 1,863,000 net CBM acres, and rights to capture CMM from various active and abandoned mines in other states including West Virginia, Pennsylvania, Ohio, Illinois, Indiana, and New Mexico; however, although the Company has very limited activity in some of these areas, there are no current plans to drill additional CBM wells or capture CMM in these areas. The Company may reevaluate plans as opportunities present themselves.

Other Gas

We have rights to extract natural gas from other Shale and shallow oil and gas formations primarily in Illinois, Indiana, New York, Ohio, Pennsylvania, Virginia, and West Virginia from approximately 938,000 net acres at December 31, 2024. The majority of our shallow oil and gas leasehold position is held by third-party production and all of it is extensively overlain by existing third-party natural gas gathering and transmission infrastructure.

Summary of Properties as of December 31, 2024

	Shale	CBM	Other Gas
	Segment	Segment	Segment	Total
Estimated Net Proved Reserves (MMcfe)	7,839,424	693,068	5,451	8,537,943
Percent Developed (1)	73%	55%	100%	71%
Net Producing Wells (including oil and gob wells)	544	3,801	102	4,447

Net Acreage Position:
Net Proved Developed Acres	119,691	258,660	38,149	416,500
Net Proved Undeveloped Acres (2)	27,941	—	—	27,941
Net Unproved Acres (3)	698,717	1,887,579	899,604	3,485,900
Total Net Acres (4)	846,349	2,146,239	937,753	3,930,341
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

The following table sets forth, at December 31, 2024, the number of producing wells, developed acreage and undeveloped acreage:

	Gross(1)	Net(2)
Producing Gas Wells (including gob wells) - Working Interest	4,518	4,447
Producing Oil Wells - Working Interest	2	—
Producing Gas Wells - Royalty Interest	350	—
Producing Oil Wells - Royalty Interest	127	—
Net Acreage Position:
Proved Developed Acreage	416,500	416,500
Proved Undeveloped Acreage	27,941	27,941
Unproved Acreage	4,809,670	3,485,900
Total Acreage	5,254,111	3,930,341
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

The following table represents the terms under which we hold these acres:

	Gross Unproved Acres	Net Unproved Acres	Gross Proved Undeveloped Acres	Net Proved Undeveloped Acres
Held by Production/Fee	4,743,731	3,448,289	21,326	21,326
Expiration Within 2 Years	33,601	24,817	2,759	2,759
Expiration Beyond 2 Years	32,338	12,793	3,857	3,857
Total Acreage	4,809,670	3,485,899	27,942	27,942

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

Development Wells (Net)

During the years ended December 31, 2024, 2023 and 2022, we drilled 25.7, 30.8 and 37.0 net development wells, respectively. Gob wells and wells drilled by other operators in which we own an interest are excluded from net development wells. As of December 31, 2024, there were 4.98 net development wells and no exploratory wells drilled but uncompleted. The Company includes drilled and uncompleted net development wells in proved undeveloped reserves and the Company intends to complete and turn-in-line the wells within five years of the initial disclosure. There were no net dry development wells in 2024, 2023 or 2022. As of December 31, 2024, there were 9.0 net completed developmental wells ready to be turned in-line.

The following table illustrates the net wells drilled by well classification type:

	For the Years
	Ended December 31,
	2024	2023	2022
Shale Segment	25.7	30.8	37.0
CBM Segment	—	—	—
Other Gas Segment	—	—	—
Total Development Wells (Net)	25.7	30.8	37.0

Exploratory Wells (Net)

There were no net exploratory wells drilled during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, there are no net exploratory wells in process.

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

Net Reserves (Millions of Cubic Feet Equivalent)

	As of December 31,
	2024	2023	2022
Proved Developed Reserves	6,099,654	6,027,762	6,221,422
Proved Undeveloped Reserves	2,438,289	2,712,980	3,585,468
Total Proved Developed and Undeveloped Reserves (1)	8,537,943	8,740,742	9,806,890
___________
(1)    For additional information on our reserves, see Note 23 – Supplemental Gas Data (unaudited) to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Discounted Future Net Cash Flows

The following table shows our estimated future net cash flows and total standardized measure of discounted future net cash flows at 10%:

	As of December 31,
	2024	2023	2022
	(Dollars in millions)
Estimated Future Net Cash Flows (pre-tax) less Undiscounted Income Taxes	$6,136	$7,356	$31,559
Total PV-10 Non-GAAP Measure of Pre-Tax Discounted Future Net Cash Flows (1)	$3,827	$4,201	$14,501
Total Standardized GAAP Measure of After-Tax Discounted Future Net Cash Flows	$2,839	$3,110	$10,763
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

Reconciliation of PV-10 to Standardized GAAP Measure

	As of December 31,
	2024	2023	2022
	(Dollars in millions)
Average Henry Hub Price ($/MMBtu)(1)	$2.130	$2.637	$6.357

Future Cash Inflows	$17,997	$20,281	$54,714
Future Production Costs	(8,034)	(8,515)	(10,225)
Future Development Costs (including Abandonments)(2)	(1,743)	(1,903)	(2,234)
Future Net Cash Flows (pre-tax)	8,220	9,863	42,255
10% Discount Factor	(4,393)	(5,662)	(27,754)
PV-10 (Non-GAAP Measure)	3,827	4,201	14,501
Undiscounted Income Taxes	(2,084)	(2,507)	(10,696)
10% Discount Factor	1,096	1,416	6,958
Discounted Income Taxes	(988)	(1,091)	(3,738)
Standardized GAAP Measure(3)	$2,839	$3,110	$10,763
___________
(1)    Based on the average, first day-of-the-month price.
(2)    Future development costs for 2024 include $705 million of plugging and abandonment costs and $161 million of midstream and water infrastructure capital on an undiscounted pre-tax basis. On a PV-10 pre-tax discounted basis, these amounts equate to $94 million and $132 million, respectively.
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
(3)    For additional information on our reserves, see Note 23 – Supplemental Gas Data (unaudited) to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Sales Volumes Produced

The following table sets forth net sales volumes produced for the periods indicated:

	For the Year
	Ended December 31,
	2024	2023	2022
Natural Gas
Sales Volume (MMcf)
Shale	457,531	473,828	496,614
CBM	39,130	40,598	43,733
Other	260	242	349
Total	496,921	514,668	540,696

NGL*
Sales Volume (Mbbls)
Shale	8,825	7,410	6,333
Total	8,825	7,410	6,333
Sales Volume (MMcfe)
Shale	52,949	44,460	37,995
Total	52,949	44,460	37,995

Oil and Condensate*
Sales Volume (Mbbls)
Shale	155	203	240
Other	3	3	6
Total	158	206	246
Sales Volume (MMcfe)
Shale	928	1,215	1,441
Other	16	23	37
Total	944	1,238	1,478

Total Sales Volume (MMcfe)
Shale	511,408	519,503	536,050
CBM	39,130	40,598	43,733
Other	276	265	386
Total**	550,814	560,366	580,169
*Oil, NGLs, and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas.
**See Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for a breakdown of sales volume variances.

CNX expects 2025 annual sales volumes to be approximately 605-620 Bcfe.

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

	For the Year
	Ended December 31,
	2024	2023	2022
Average Sales Price - Gas (per Mcf)	$1.98	$2.20	$6.27
Gain (Loss) on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.57	$0.32	$(3.35)
Average Sales Price - NGLs (per Mcfe)**	$3.60	$3.54	$6.36
Average Sales Price - Oil/Condensate (per Mcfe)**	$10.26	$10.98	$13.65

Total Average Sales Price (per Mcfe) Including Effect of Derivative Instruments	$2.66	$2.61	$3.17
Total Average Sales Price (per Mcfe) Excluding Effect of Derivative Instruments	$2.15	$2.32	$6.29
Average Lifting Costs Excluding Ad Valorem and Severance Taxes (per Mcfe)	$0.13	$0.11	$0.11

Average Sales Price - NGLs (per Bbl)	$21.60	$21.24	$38.16
Average Sales Price - Oil/Condensate (per Bbl)	$61.56	$65.88	$81.90
**Oil, NGLs, and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas.

Sales of NGLs, condensates and oil enhance our reported natural gas equivalent sales price. Across all volumes, when excluding the impact of hedging, sales of liquids added $0.17 per Mcfe, $0.12 per Mcfe, and $0.02 per Mcfe for 2024, 2023, and 2022, respectively, to average gas sales prices. CNX expects to continue to realize a liquids uplift benefit as additional Shale wells are turned-in-line. CNX markets NGLs to major midstream companies that process our natural gas, as well as through direct "in-kind" sales under processing contracts that permit the receipt of NGLs in kind. This strategy enables us to capitalize on the transportation efficiencies of processors while strategically accessing the market at the plant tailgates and further along the transportation infrastructure. The processed purity products are ultimately sold to industrial, commercial and petrochemical markets.

In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. Reserves and production estimates are believed to be sufficient to satisfy these obligations. In the past, we have delivered quantities required under these contracts. CNX also enters into various financial natural gas swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. These transactions exist parallel to the underlying physical transactions and represented approximately 420.6 Bcf of our total sales volumes for the year ended December 31, 2024 at an average price of $2.58 per Mcf. The notional volumes associated with these gas swaps represented approximately 420.3 Bcf of our total sales volumes for the year ended December 31, 2023 at an average price of $2.51 per Mcf. As of January 15, 2025, these physical and swap transactions represent approximately 478.9 Bcf of our estimated 2025 production at an average price of $2.58 per Mcf, 432.3 Bcf of our estimated 2026 production at an average price of $2.67 per Mcf, 304.4 Bcf of our estimated 2027 production at an average price of $3.28 per Mcf, 51.6 Bcf of our estimated 2028 production at an average price of $3.64 per Mcf, and a nominal amount of our estimated 2029 production.
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

As mining progresses, new sources of waste methane are created every year throughout our region, in addition to the currently unabated sources that exist from historical mining activity. Each of these potential abatement opportunities represents a stand-alone discrete investment decision. While CNX will make new investments each year to capture some of these unabated sources, currently available incentives do not provide sufficient economic justification to significantly expand our activities. As such, we do not anticipate any major investments in new capture projects until an alternate monetization pathway improves the economics of these projects. We expect the annual volumes of waste methane captured for 2025 that would qualify for these various programs to be approximately 17-18 Bcfe.

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

Proprietary Technology. CNX is actively pursuing the commercialization of internally developed proprietary technologies that seek to reduce both cost and emissions during various natural gas development phases. The ability to achieve commercial success with these activities is dependent on, among other considerations, successful testing and validation of our technology and future market adoption. To date, there has been no material impact to the financial statements associated with these activities.

Derivative Products. CNX believes that using natural gas as a sustainable fuel source for high-emitting economic sectors like transportation, manufacturing, and other industrial processes could dramatically reduce emissions footprints in those sectors while creating new vertical markets for compressed natural gas (CNG) and liquefied natural gas (LNG) and help fast-track the implementation of downstream products such as hydrogen and ammonia. CNX is an active participant in West Virginia’s pursuit of a regional hydrogen energy hub, CNX joined the Appalachian Regional Clean Hydrogen Hub (ARCH2) coalition in 2022. CNX brings local expertise, low-carbon technology capabilities, infrastructure, and carbon capture and storage (CCS) skill sets to the coalition, which is composed of energy producers, end-users, infrastructure developers and technological experts.

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

Human Capital Management

As of December 31, 2024, CNX had 458 employees, which includes 63 employees directly attributable to our midstream operations and 60 employees directly attributable to our CBM operations in Virginia. CNX is not a party to any collective bargaining agreements. CNX recognizes that our future success depends on the expertise and services of our employees and is firmly committed to the health and safety of not only our employees and service providers, but also the communities in which CNX operates.

Training and Education. CNX employs a variety of initiatives dedicated to ensuring that our employee and contractor workforce is appropriately trained and aligned on expectations regarding safety and environmental performance. These programs utilize behavior-based techniques, which embrace a collaboration between management, employees, and the service provider workforce to continually focus attention and actions on appropriate daily safety and compliance behaviors. This is accomplished through an evergreen approach, with consistent evaluation and adaptation for workforce, safety, compliance and business objectives. Fundamentally, daily on-site safety meetings, job safety analyses and the universal expectation for any employee or contractor to stop work if a risk is identified combine to enforce our cultural focus on health, safety, and environmental awareness, also known as Operational Excellence. Accountability is an expectation at all levels of the Company—from individual contributors and service providers to management and executive leadership. In addition to continual analysis and assessment, CNX empowers its employees and contractors to take corrective action or stop work immediately if adverse safety or environmental conditions are identified. CNX expects all of its employees and service providers to meet the training requirements outlined by the Occupational Safety and Health Administration (OSHA), and all other appropriate regulatory entities, and to always conduct our daily business consistent with our core values of Responsibility, Ownership and Excellence. CNX also provides the opportunity for all employees to obtain certification in First Aid, CPR, and AED administration. The Company’s safety training is available on its corporate website to afford service providers ready access to CNX’s requirements and expectation of individual empowerment and accountability.

Diversity. CNX believes that a diverse, talented team – providing varied perspectives, and working together with trust, respect, and professionalism across the entire organization – is critical for innovation, problem solving, and promoting a positive culture, achieving our goals, and thriving in an ever-changing world. Our initiatives reflect our deep commitment to diversity of thought, experience, and skill, and our focus on creating opportunities for the people and communities in our home region – Appalachia. We are committed to ensuring that everyone is welcome and has the same opportunities for career advancement, including access to training, mentorship, and professional development. We embrace employees of all backgrounds and experiences and invest in the personal and professional success of everyone.

Employee Attraction and Retention. CNX recognizes the importance of attracting and retaining top talent to help drive our Sustainable Business Model. The Company is committed to attracting, developing, engaging, retaining, and rewarding a diverse team of highly skilled individuals dedicated to accountability, fairness, and respect. The continued success of CNX is not only contingent upon seeking out the best possible candidates, but, more importantly, retaining and developing the Company’s existing talent. CNX is proud to offer opportunities for employees to improve their skills and help achieve individual career goals, including continuing education assistance and professional development for employees pursuing advanced education, certifications, or skill building. Goal attainment and outstanding achievements contribute to the year-end discretionary incentive pay awarded to employees that perform above expectations.

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

Health, Safety and Environmental. No job or activity is considered a success if CNX compromises the safety of its employees and contractors or adversely impacts the environment. CNX employs stop work empowerment, where every person working at CNX locations is empowered to stop work if they feel there is a risk to themselves or others. This empowerment approach is reactive, when necessary, but also includes proactive measures such as procedural enhancements and communication. CNX further promotes empowerment through its CNX Hazard Training compliance, and verification of contractor training and short service employee program. Our safety and environmental professionals provide support throughout all phases of operation with education, training, policy development, audits and emergency preparedness and response. The evaluation of our health, safety and environmental performance is an ongoing, daily discussion, with key performance indicators being regularly monitored and analyzed for trends across operations. As trends are identified, CNX utilizes the information to amend policies, training and company-wide communication. CNX’s hybrid approach, where the traditional safety and environmental teams are merged with an operational field compliance team, forms the Operational Excellence department. The Environmental, Safety and Corporate Responsibility (ESCR) Committee of the Board of Directors is kept apprised of quality, health, safety, and environmental related matters on an as needed basis and in ESCR Committee meetings.

Emergency Preparedness and Response. Emergency response plans are developed for all CNX locations and operations. The plans are reviewed for effectiveness biannually and are communicated to affected employees through safety and environmental meetings and training. Drills and mock emergency exercises are conducted to ensure all employees understand their roles and responsibilities during an actual event. These exercises range from tabletop exercises to internal drills, up to and including events involving external resources. CNX actively engages with local municipalities and emergency responders to ensure they are aware of our planned activities. This helps to familiarize emergency response resources with CNX personnel, facilities and operations. This proactive approach gives emergency responders the opportunity to ask questions and understand CNX protocols, so they are prepared in the case of an emergency.

Industry Segments

Financial information concerning industry segments, as defined by GAAP, for the years ended December 31, 2024, 2023 and 2022 is included in Note 21 – Segment Information in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K and is incorporated herein by reference.

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

Resource Conservation and Recovery Act. The federal Resource Conservation and Recovery Act (RCRA) and corresponding state laws and regulations affect natural gas operations by imposing requirements for the management, treatment, storage and disposal of hazardous and non-hazardous wastes, including wastes generated by natural gas operations. Facilities at which hazardous wastes have been treated, stored or disposed of are subject to corrective action orders issued by the EPA that could adversely affect our financial results, financial condition and cash flows. On December 28, 2016, the EPA entered into a consent order to resolve outstanding litigation brought by environmental and citizen groups regarding the applicability of RCRA to wastes from oil and gas development activities. In April 2019, the EPA issued a report pursuant to the consent order concluding that revisions to the federal regulations for the management of exploration and production wastes under RCRA were not necessary at the time the report was issued. Many state governments have specific regulations and guidance for exploration and production wastes. CNX cannot predict whether the EPA may change its conclusion at some point, or whether any other legislation or regulations will be enacted at a federal or state level and if so, what its provisions will be.

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

Real Estate and Title Regulations. CNX acquires ownership or leasehold rights to oil and natural gas properties prior to conducting operations on those properties. The legal requirements of such ownership or leasehold rights generally are established by state statutory or common law. As is customary in the natural gas industry, CNX has generally conducted only a summary review of the title to oil and gas rights that are not yet in our development plans, but which CNX believes it controls. This summary review is conducted at the time of acquisition or as part of a review of our land records. Prior to the commencement of development operations on natural gas and CBM properties, CNX conducts a thorough title examination and performs curative work with respect to significant title defects. Our discovering title defects which CNX is unable to cure may adversely impact our ability to develop those properties and CNX may have to reduce our estimated gas reserves including our proved undeveloped reserves. In accordance with the foregoing, CNX has completed title work on substantially all of our natural gas and CBM properties that are currently producing and believes that CNX has satisfactory title to our producing properties in accordance with standards generally accepted in the industry. See “Risk Factors - CNX may incur losses as a result of title defects in the properties in which CNX invests or that it acquires or the loss of certain leasehold or other rights related to our midstream activities.”

Financial and Derivatives Regulations. In 2010, Congress adopted comprehensive financial reform legislation that established federal oversight and regulation of the OTC derivative market and entities, such as the Company, which participate in that market. This legislation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), required the CFTC, the SEC and other regulatory agencies to promulgate rules and regulations implementing this legislation. The CFTC has adopted and implemented final rules that impose regulatory obligations on all market participants, including the Company, such as recordkeeping, certain reporting obligations and other regulations relevant to natural gas hedging activities. However, it is still not possible at this time to predict the full extent of the impact of the regulations on the Company's hedging program or regulatory compliance obligations. See “Risk Factors- Our hedging activities may prevent us from benefiting from price increases and may expose us to other risks.”

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
•Uncertainties exist in the estimation of the economic recovery of natural gas reserves.
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

•CNX may not be able to obtain the required personnel, services, equipment, parts and raw materials in a timely manner, in sufficient quantities or at reasonable costs to support our operations.
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
•CNX may incur losses as a result of title defects in the properties in which CNX invests or that it acquires or the loss of certain leasehold or other rights related to our midstream activities.

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

Other General Risks

•Cybersecurity incidents targeting our data, systems, oil and natural gas industry systems and infrastructure, or the systems of our third-party service providers or business partners could materially adversely affect our business, financial condition or results of operations.
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

Our development plans and operations also include some activity in areas of Shale formations that may also contain NGLs. The price for NGLs is also volatile for reasons similar to those described above for natural gas. Although the Company is able to hedge natural gas benchmarks and local basis differentials, it maintains only a small hedge position in its relatively minor quantities of NGLs. In addition, similar to natural gas, increased drilling activity by third parties in formations containing NGLs may lead to a decline in the price CNX receives for our NGLs. International demand and storage levels also affect NGL prices. Further, an oversupply of NGLs in the local markets where CNX operates requires excess NGLs to be transported out of our region and into the broader market, including international exports. NGLs are transported by a variety of methods, including pipeline, rail, and truck. Any disruption in those means of transportation could have a further detrimental impact on the price CNX receives for our NGLs. Our results of operations may be adversely affected by a depressed level of, or downward fluctuations in the price for NGLs.

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

Lower natural gas prices or wells that produce less than expected quantities of natural gas, have in the past and may in the future reduce the amount of natural gas that CNX can produce economically. This results in our having to make substantial downward adjustments to our estimated proved reserves. When this occurs, or when our estimates of development costs increase, production data factors change or our exploration results deteriorate, accounting rules require us to write down, as a non-cash charge to earnings, the carrying value of our natural gas properties. CNX is required to perform impairment tests on our assets at least annually or whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable, indicate a potential impairment in the carrying value of goodwill or intangible assets as defined by GAAP, or whenever development plans change with respect to those assets. In the past CNX has had to record an impairment charge related to certain assets and CNX may incur impairment charges in the future, which could have an adverse effect on our results of operations in the period taken. There were no indicators of impairment for the years ended December 31, 2024, 2023 and 2022.

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

To manage our exposure to fluctuations in the price of natural gas, CNX enters into hedging arrangements with respect to a portion of our expected production. As of January 15, 2025, CNX expects these transactions will represent approximately 478.9 Bcf of our estimated 2025 production at an average price of $2.58 per Mcf, 432.3 Bcf of our estimated 2026 production at an average price of $2.67 per Mcf, 304.4 Bcf of our estimated 2027 production at an average price of $3.28 per Mcf, 51.6 Bcf of our estimated 2028 production at an average price of $3.64 per Mcf, and a nominal amount of our estimated 2029 production. To the extent that CNX engages in hedging activities, CNX may be prevented from realizing the near-term benefits of price increases above the levels of the hedges. If CNX chooses not to engage in or otherwise reduce our future use of hedging arrangements or is unable to engage in hedging arrangements due to lack of acceptable counterparties, CNX may be more adversely affected by declines in natural gas prices than our competitors who engage in hedging arrangements to a greater extent than CNX does. Increases or decreases in forward market prices could result in material unrealized (non-cash) losses or gains on commodity derivative instruments resulting in volatility in reported earnings. Future legislation regarding derivatives could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price risks associated with our business.

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

While CNX has not incurred significant disruptions to its operations during the past three fiscal years as a direct result of the COVID-19 pandemic or geopolitical conflict, including the ongoing war in Ukraine and the ongoing conflicts in the Middle East, the resulting global instability and any similar disruptions may materially and adversely affect, our business, operating and financial results and liquidity in the future. As the pandemic and global instability has significantly impacted economic activity and markets around the world, similar pandemics and conflicts could negatively impact our business in numerous ways, including, but not limited to, the following:

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

Additionally, increased governmental attention to ESG matters, including state actions such as California’s Climate Corporate Data Accountability Act and its Climate-Related Financial Risk Act, may require the production and public reporting of additional data for investors’ evaluation of investment and voting decisions. This could lead to negative investor sentiment toward us and to the diversion of their investment away from the fossil fuel industry to other industries. Such a diversion could have a negative impact on our stock price and our access to and costs of capital.

Risks Related to our Business Operations

Our dependence on third party pipeline and processing systems could adversely affect our operations and limit sales of our natural gas and NGLs as a result of disruptions, capacity constraints, proximity issues or decreases in availability of pipelines or other midstream facilities.

Although CNX owns midstream facilities, we also depend on third party facilities to gather, process and transport our natural gas to market. Reductions, limitations or disruptions (including force majeure events) in pipeline, gathering, or processing facility capacity could force us to reduce our production, reduce our sales or transportation of natural gas and/or NGLs or purchase higher cost replacement gas, negatively affecting our profitability, and causing our unit costs to increase. A significant portion of our natural gas is sold on or through two pipeline systems, Texas Eastern Transmission and Columbia Gas Transmission, which could experience capacity issues, operational disruptions and unexpected downtime, including from cybersecurity incidents and cyberattacks, with either no or little alternative transportation options available for our natural gas. Further, if pipeline quality standards change or we cannot meet applicable standards, we might be required to install additional processing equipment which could increase our costs. Pipelines could also curtail our flows until the natural gas delivered to their pipeline is in compliance with predetermined gas quality specifications. Any reduction in our production of natural gas or increase in our costs could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Uncertainties exist in the estimation of the economic recovery of natural gas reserves. Due to these uncertainties, estimates of revenues, operating and development costs and future profitability may prove to be inaccurate.

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

The timing of both our production and our incurrence of expenses in connection with the development and production of natural gas, NGLs and oil and/or condensate will affect the timing of actual future net cash flows from proved reserves and thus their actual present value. In addition, the prescribed 10% discount factor used when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. If natural gas prices decline by $0.10 per MMBtu, then the pre-tax present value using a 10% discount rate of our proved natural gas reserves as of December 31, 2024 would decrease from $3.8 billion to $3.6 billion.

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

As part of our strategic determinations, CNX expects to continue to make substantial capital expenditures in the development and acquisition of natural gas reserves and the maintenance, purchase or construction of midstream systems. If CNX is unable to make sufficient or effective capital expenditures, we will be unable to maintain and grow our business. The gas gathering agreements that we have with third parties may impose obligations on us to invest capital in our midstream systems that are not fully protected against volumetric risks associated with lower-than-forecast volumes flowing through our gathering systems. If our customers fail to develop their properties in the areas covered by these acreage dedications, or otherwise sell, exchange, farm-out or otherwise dispose of all of, or an undivided interest in, the development of the dedicated acreage, the resulting decrease in the development of reserves by our midstream customers could result in reduced volumes serviced by us and a commensurate decline in revenues and cash flows.

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

CNX may not be able to obtain the required personnel, services, equipment, parts and raw materials in a timely manner, in sufficient quantities or at reasonable costs to support our operations.

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

In addition, accelerated levels of inflation, including through the introduction of new tariffs, may lead to price increases beyond CNX’s control that could lead to CNX incurring increased costs for contractors and/or materials. For example, fuel pricing and labor shortages have led to increased ground transportation costs. Accordingly, CNX cannot be assured that we will be able to obtain necessary services, drilling and completions equipment and supplies in a timely manner or on satisfactory terms, and CNX may experience shortages of or quality assurance issues with, or increases in the costs of, drilling and completions equipment, crews and associated supplies, equipment and field services used in the support of our operations.

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

Global politics can also create additional risk to CNX. This could lead to shortages in raw materials or finished goods, which ultimately impact CNX’s pricing and availability. In addition, global transportation can be impacted which can affect CNX’s ability to receive material in a timely manner, while also increasing cost.

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

Further, our operations generate significant volumes of wastewater that must be treated, reused or disposed. This produced water or wastewater can be generated from various aspects of our operations, including from drilling fluids, completions activities and normal production over the life of the well, and are associated with all types of natural gas wells. A significant portion of this water can be recycled for use in other hydraulic fracturing operations. To the extent we must dispose of water rather than recycle it, our costs may increase, which will detrimentally affect our cash flows. We attempt to minimize the expense associated with the transportation of wastewater by optimizing the transportation between the sources of wastewater and locations where the wastewater can be reused or disposed. Various interruptions in our planned transportation of this wastewater, including operational issues and regulatory matters, could increase our operating costs, which would detrimentally affect our cash flows. The risk of pollution also exists while handling, transferring, storing, recycling and disposing of wastewater and other wastes, as well as in development or production of a well.

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

CNX may incur losses as a result of title defects in the properties in which CNX invests or that it acquires, or the loss of certain leasehold or other rights related to our midstream activities.

As is common in the oil and natural gas industry, it is our practice when CNX acquires natural gas leases or interests not to conduct a comprehensive chain of title examination to the mineral interest. Prior to the drilling of a well, however, it is the normal practice in our industry for the operator to obtain a complete title review to ensure there are no obvious defects in title to the underlying property interest, including interests acquired through any completed acquisition. As a result of such examinations, certain curative work may be required to correct defects in the marketability of the title and such curative work entails expense. Our inability to cure any title defects in a timely and cost-efficient manner may delay or prevent us from utilizing the associated mineral interest, which may adversely impact our ability in the future to increase production and reserves. The existence of a material title deficiency can render a lease worthless and can adversely affect our results of operations and financial position.

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

In 2013, the EPA began regulating GHGs under the Clean Air Act to limit emissions of CO2 from natural gas-fired power plants. Subsequently, the EPA reviewed and proposed repealing the Clean Power Plan in 2017, replacing it with the Affordable Clean Energy Rule (ACER) in 2019. ACER was vacated on the last day of the Trump administration in January 2021. Adopting an alternative approach, the Biden administration re-entered the United States in the Paris Climate Accord, and the EPA adopted a new Climate Adaptation Action Plan in October of 2021. In 2022, the Inflation Reduction Act (IRA) was signed, promoting renewable energy and imposing a fee on the emission of methane above specified limits from sources required to report their emissions to the EPA beginning in calendar year 2024. The methane charge and the incentives for renewable energy infrastructure development could increase operational costs and further accelerate the transition of the economy away from the use of natural gas towards lower carbon emissions alternatives. As these rules and any replacements or updates thereto are adopted, changed, rescinded or modified, these rules could decrease demand for natural gas and consequently adversely affect our business and results of operations.

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

The EPA has also adopted, changed and amended rules to control volatile organic compound emissions from certain oil and natural gas equipment and operations as part of its initiative to reduce methane emissions. In response to subsequent judicial involvement, the EPA issued a proposed rule in July 2017 that would stay the methane rule for two years (which rule was vacated by the United States Court of Appeals for the D.C. Circuit). Thereafter in September 2018, the EPA proposed revisions to the 2016 New Source Performance Standards for the oil and natural gas industry. Additional revisions were proposed in August 2019, August 2020 and November 2021. On December 2, 2023, the EPA finalized New Source Performance Standards to reduce methane and smog-forming volatile organic compounds from new, modified and reconstructed sources. This final action also includes Emissions Guidelines, which set procedures for states to follow as they develop plans to limit methane from existing sources. These rules may result in increased costs for permitting, equipping, and monitoring methane emissions or otherwise restrict operations or increase the costs thereof.

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

In addition, spurred by increasing concerns regarding climate change, the oil and natural gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. ESG goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and stakeholders across the industry.

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

CNX utilizes pipelines extensively for its operations. Stream encroachment and crossing permits from the states in which we operate and/or the Army Corps of Engineers (ACOE) are often required for the location of or certain impacts these pipelines cause to streams and wetlands. The EPA and the ACOE have developed a rule that revised the definition of “waters of the United States” under the Clean Water Act. Beginning in 2018, the EPA and ACOE issued various revisions to the rule before publishing the final rule on January 18, 2023, which became effective on March 20, 2023. Not long after, on May 25, 2023, a United States Supreme Court ruling further modified the definition of “waters of the United States.” While CNX cannot at this time predict how this rule will be enforced, such rulemaking, its enforcement, and future revisions to, or replacement of, the rulemaking could lead to additional mitigation costs and severely limit CNX’s operations.

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

Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the oil and natural gas industry could continue, potentially resulting in increased costs of doing business and consequently affecting profitability. Please read “Laws and Regulations” under Item 1 of Part I of this Form 10-K.

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

In November 2024, Cecil Township, Pennsylvania approved a revision to the community’s oil and gas ordinance that increases the distance new well pads within the municipality must be from homes, businesses, schools, and hospitals. According to the revised ordinance, any new well pads must now be 2,500 feet from homes and businesses and 5,000 feet from hospitals and schools, an increase from the previous 500-foot setback for most structures, which mirrored the current statewide standard per Act 13. CNX does not have current or future operations planned in Cecil Township. Although this ordinance is being challenged, local and statewide efforts to increase setback requirements could gain momentum as a result. Additionally, the Pennsylvania Environmental Quality Board (EQB) is considering a rulemaking petition submitted by the Protective Buffers PA coalition, which includes environmental and public health organizations, to increase statewide setback distances for natural gas wells.

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

In October 2019, PHMSA published a final rule that significantly modifies existing regulations related to reporting, impact, design, construction, maintenance, operations and integrity management of gas transmission and gathering pipelines. Compliance with the rule could materially adversely affect our operations. In May 2020, PHMSA proposed additional amendments to the Federal Pipeline Safety Regulations. In November 2021, PHMSA published a final rule in the Federal Register with an effective date of May 15, 2022, expanding certain federal pipeline safety requirements to all onshore gas gathering pipelines. The adoption of these regulations, which may apply different and/or more comprehensive or stringent safety standards than CNX has been subject to, could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant. While CNX cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our cash flow.

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

Any passage of future legislation or any other changes in U.S. federal or state income tax laws that would eliminate or postpone certain tax deductions that are currently available with respect to natural gas exploration and development could negatively affect our financial condition and results of operations. For example, previous tax law legislation decreased the regular U.S. federal income tax rate, limited the ability of corporations to take certain interest deductions, increased the limitation on deductibility of executive compensation, and decreased a corporation’s ability to take deductions for capital expenditures.

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

As of December 31, 2024, CNX has U.S. federal and state NOL carryforwards of $0.7 billion and $1.5 billion, respectively, some of which expire at various dates from 2025 to 2041 while others have no expiration date. CNX expects to be able to utilize these NOL carryforwards and generate deductions to offset our future taxable income. This expectation is based upon assumptions we have made regarding, among other things, our income, capital expenditures and net working capital and the current expectation that our NOL carryforwards will not become subject to future limitations under Section 382 of the Internal Revenue Code of 1986 or otherwise. Additionally, any significant variance in our interpretation of current income tax laws, including as result of the release of any Treasury Regulations or other interpretive guidance or a challenge of one or more of our tax positions by the IRS or other tax authorities could affect our tax position. While CNX expects to be able to utilize our NOL carryforwards and generate deductions to offset our future taxable income, in the event that deductions are not generated as expected, one or more of our tax positions are successfully challenged by the IRS (in a tax audit or otherwise), or our NOL carryforwards are subject to future limitations, our future tax liability may be greater than expected.

We may be unable to qualify for existing federal and state level environmental attribute credits and new markets for environmental attributes are currently volatile, and otherwise may not develop as quickly or efficiently as we anticipate or at all.

We expect environmental attributes (including but not limited to carbon credits, air quality credits, renewable or alternative energy credits, alternate energy credits, methane capture credits, methane performance certificates, emission reductions, differentiated energy attribute tokens, production tax credits, investment tax credits, grants, energy attribute certificates, carbon intensity claims, renewable thermal certificates, offsets and/or allowances) to continue to grow as a source of future revenue. These new markets are volatile and have significant risk associated with current policy and market conditions. We have limited experience in marketing and selling environmental attributes and as such, our ability to sell environmental attributes or credits is currently dependent on third parties to market them on our behalf. Furthermore, there can be no assurance that our environmental attributes will generate significant revenue, as pricing continues to be volatile and program qualification requirements can change. Additionally, the value of environmental attributes may fluctuate based on the quantities and types of environmental attributes we sell and the associated revenue can vary depending on a number of factors, including the market for these credits, changes to the various voluntary or compliance programs under which the credits are generated and sold, and our ability to strictly comply with the programs under which the attributes can be sold. CNX also does not have control over the availability of environmental attributes, competition for those attributes, markets for those attributes, or pricing and other terms related to such attributes. The value of environmental attributes may also be adversely affected by eligibility determinations, policies, conditional restrictions, mischaracterizations, uncertainty, or penalties associated with certain legislative, agency, registry, verifier, certification system, or judicial determinations, updates or rulemakings. These and other factors could impact our future results of operations and cash flows.

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

As of December 31, 2024, CNX’s total long-term indebtedness was approximately $2.2 billion, excluding unamortized debt issuance costs, of which approximately (i) $500 million of 6.00% Senior Notes due 2029, (ii) $500 million was under our 7.375% Senior Notes due 2031 less $5 million of unamortized discount, (iii) $400 million of 7.25% Senior Notes due 2032 less $4 million of unamortized discount, (iv) $400 million of 4.75% Senior Notes due 2030 issued by our midstream business, less $3 million of unamortized bond discount (CNX is not a guarantor of these notes), (v) $331 million of 2.25% Convertible Senior Notes due 2026 less $3 million of unamortized discount and issuance cost, (vi) $16 million in outstanding borrowings under our midstream revolver (CNX is not a guarantor of this revolving credit facility), and (vii) $43 million in outstanding borrowings under our senior secured credit facility (the “CNX Credit Facility”). The degree to which CNX is leveraged could have important consequences, including, but not limited to:

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

On January 21, 2025, the Company closed on a private offering of $200 million aggregate principal amount of additional 7.25% senior notes due 2032 at a price of 100.5% of par, plus accrued interest from September 1, 2024 to the date of closing. See Note 22 – Subsequent Event in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information.

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

Our ability to borrow and have letters of credit issued under our $1.4 billion senior secured revolving credit facility is generally limited to a borrowing base. Our borrowing base is determined by the required number of lenders in good faith calculating a loan value of the Company’s proved natural gas reserves. The borrowing base under our senior secured revolving credit facility is currently $2.3 billion. Our borrowing base is redetermined by the lenders twice per year, and the next scheduled borrowing base redetermination is expected to occur in the spring of 2025. The various matters which we describe in other risk factors that can decrease our proved natural gas reserves including lower natural gas prices, operating difficulties and failure to replace our proved reserves could also decrease our borrowing base. Our borrowing base could also decrease as a result of new lending requirements or regulations or the issuance of new indebtedness. If our borrowing base declined significantly below $2.3 billion, CNX may be unable to implement our development plans, make acquisitions or otherwise execute our business plan which could materially adversely affect our financial condition and results of operations. CNX also could be required to repay any outstanding indebtedness in excess of the redetermined borrowing base. CNX could face substantial liquidity problems, might not be able to access the equity or debt capital markets and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. CNX may not be able to consummate those sales or to obtain the proceeds that CNX could realize from them, and those proceeds may not be adequate to meet any debt service obligations then due.

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

In the future, CNX may make acquisitions of assets or businesses that complement or expand our current business. For example, on January 27, 2025, CNX completed the Apex Transaction (See Note 22 – Subsequent Event in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information). No assurance can be given that CNX will be able to identify suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire the identified targets. The success of any completed acquisition, including the Apex Transaction, will depend on our ability to effectively integrate the acquired business into our existing operations and to identify and appropriately manage any liabilities assumed as part of the acquisition. The process of integrating acquired businesses or assets may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. Our failure to make acquisitions in the future and successfully integrate the acquired businesses or assets into our existing operations could materially adversely affect our financial condition and results of operations.

There is no guarantee that CNX will continue to repurchase shares of our common stock under our current or any future share repurchase program at levels undertaken previously or at all. Any determinations to repurchase shares of our common stock will be at the discretion of our board of directors based upon a review of all relevant considerations.

CNX currently has a repurchase program in place authorized by our board of directors, which is not subject to an expiration date, and for which $1.0 billion remains available for repurchases as of February 4, 2025. The repurchase program does not require us to acquire any specific number of shares. Our Board of Directors determination to repurchase shares of our common stock will depend upon market conditions, applicable legal requirements, contractual obligations and other factors that the board of directors deems relevant. Based on an evaluation of these factors, our Board of Directors may determine not to repurchase shares or to repurchase shares at reduced levels from those anticipated by our shareholders See Note 5 – Stock Repurchase in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

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

Pursuant to the Separation and Distribution Agreement and certain other agreements with CONSOL Energy, CNX and CONSOL Energy have agreed to indemnify the other for certain liabilities in each case for uncapped amounts. We remain liable as a guarantor on certain liabilities that were assumed by CONSOL Energy in connection with the separation. The estimated value of these guarantees was approximately $103 million as of December 31, 2024. Although CONSOL Energy agreed to indemnify us to the extent that we are called upon to pay any of these liabilities, there is no assurance that CONSOL Energy will satisfy its obligations to indemnify us in these situations.

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

Other General Risks

Cybersecurity incidents targeting our data, systems, oil and natural gas industry systems and infrastructure, or the systems of our third-party service providers or business partners could materially adversely affect our business, financial condition or results of operations.

Cybersecurity incidents, including cybersecurity attacks, data misuse and ransomware attacks, continue to proliferate and some may become more sophisticated, and could significantly affect us, third-party operators or business partners on whom we depend, or the operations of our customers and business partners, as well as impact general economic conditions, consumer confidence and spending and market liquidity. Strategic targets, including energy-related assets, may be at greater risk of future incidents than other targets in the United States. Cybersecurity incidents can also include employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Cybersecurity threat actors also may attempt to exploit vulnerabilities in software, including software commonly used by companies in cloud-based services and bundled software. A cybersecurity incident could result in information theft, data corruption, operational disruption, including environmental and safety issues resulting from a loss of control of field equipment and assets, and/or financial loss. Consequently, it is possible that any of these occurrences, or a combination of them, could materially adversely affect our business, financial condition and impact our production.

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

As dependence on digital technologies has increased the threat of cybersecurity incidents, including deliberate attacks or unintentional events, have also increased. A cybersecurity incident could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, or result in denial-of-service on websites. SCADA (supervisory control and data acquisition) based systems are potentially vulnerable to targeted cyber-attacks due to their critical role in operations.

Our technologies, systems, networks, data centers and those of our business partners and suppliers may become the target of cybersecurity incidents or information systems security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. In addition, certain cybersecurity incidents, such as surveillance, may remain undetected for an extended period.

Deliberate attacks on our assets, or security breaches in our systems or infrastructure, the systems or infrastructure of third parties or off-premise service providers could lead to corruption or loss of our data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, costs related to remediation or the payment of ransom, and litigation, including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation costs, damage to our reputation, other operational disruptions and third-party liability, including the following:

•a cybersecurity incident impacting one of our vendors or service providers could result in supply chain disruptions, loss or corruption of our information or other negative consequences, any of which could delay or halt development of additional infrastructure, effectively delaying the start of cash flows from the project;
•a cybersecurity incident related to our facilities may result in equipment damage or failure;
•a cybersecurity incident impacting a communications network or power grid could cause operational disruption resulting in impact to our production;
•A cybersecurity incident affecting an interstate pipeline company could result in an inability to deliver our natural gas to certain markets;
•a deliberate corruption of our financial or operational data could result in events of non-compliance which could lead to regulatory fines or penalties; and
•business interruptions could result in expensive remediation efforts, distraction of management, damage to our reputation, or a negative impact on the price of our stock.

Our implementation of various internal and external controls and processes, including internal risk assessment and internal policy implementation, incorporating a risk-based cybersecurity framework to monitor and mitigate security threats and other strategies to increase security for our information, facilities and infrastructure is costly and labor intensive. Moreover, there can be no assurance that such measures will be sufficient to prevent security breaches or other cybersecurity incidents from occurring. As cybersecurity threats continue to evolve, CNX may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Cyber-attacks and cybersecurity incidents may continue to evolve in frequency and complexity. While no industry is immune, industrial networks have come under increased targeted attacks recently (such as Colonial Pipeline and JBS Foods Group). This has led to increased scrutiny by cyber insurance carriers. As a result, securing a policy with sufficient protection to address costs, liabilities and damages has become more challenging. Our ability to obtain insurance on commercially reasonable terms or at all to mitigate the financial impact of cybersecurity incidents may be challenged by the future prevalence and nature of incidents experienced by companies and insurance markets willingness to underwrite this risk.

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

ITEM 1B.Unresolved Staff Comments

None.

ITEM 1C.    Cybersecurity

Overview

CNX maintains a comprehensive cybersecurity program that aims to protect the confidentiality, integrity, and availability of data required by our business to be stored, analyzed, transported, and/or processed. The Company has implemented various internal and external controls and processes, including appropriate internal risk assessment and policy implementation, incorporating a risk-based cybersecurity framework to monitor and mitigate security threats and other strategies designed to increase security for our information, facilities, and infrastructure.

Risk Management and Strategy

The Company recognizes the risk that cybersecurity threats pose to our operations and considers cybersecurity an integral component of our overall risk management strategy. We have adopted the U.S. Department of Commerce’s National Institute of Standards and Technology (NIST) Cybersecurity Framework to guide our cybersecurity program.

CNX’s cybersecurity team includes executive officers and dedicated cybersecurity personnel, such as our Vice President of Information and Technology, who has approximately 30 years of technical leadership and cybersecurity expertise, and multiple cybersecurity engineers. Led by professionals with deep cybersecurity expertise across multiple industries, the team takes a cross-functional approach to addressing risks and engages in discussions with the Board of Directors and executive management as needed.

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

We have also established a vulnerability management program to address the identification, prioritization, and remediation of potential cybersecurity vulnerabilities. These procedures allocate responsibility among various members of our cybersecurity team to detect vulnerabilities, assess their urgency, backup appropriate systems, and prioritize, select, test, and verify remediation methods. We hold vulnerability management meetings with our internal technical and business partners and regularly review these procedures.

Third parties also play a role in the Company’s cybersecurity processes and its associated risk management framework. CNX leverages substantial technological tools and partners to augment and enable the efforts of its internal cybersecurity team. Separately, management and oversight of the risks from cybersecurity threats associated with our engagement of third-party service providers is currently included in our internal auditing procedures and we have plans to further mature these procedures in the current fiscal year.

Governance

The Board, in coordination with the ESCR Committee, is responsible for the oversight of risks from cybersecurity threats. The responsibilities of the ESCR Committee include overseeing policies and management systems for cybersecurity matters and reviewing CNX’s strategy, objectives, and policies relative to cybersecurity. In addition, the Board and the ESCR Committee receive regular presentations and reports on cybersecurity risks that address a wide range of topics, including recent developments, personnel changes, discussion of testing and vulnerability assessment efforts, technological trends or tools, third party updates, and regulatory standards. The CNX IRP calls for prompt and timely direct notifications and updates to the Board (or its committees) as necessary in connection with potentially significant cybersecurity incidents that may occur. On a periodic basis, the Board and the ESCR Committee discuss our approach to cybersecurity with our Vice President Information and Technology.

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

To date, there have been no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, which have materially affected, or have been reasonably likely to materially affect, the Company, including our business strategy, results of operations or financial condition. Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While CNX maintains cybersecurity insurance, the costs related to cybersecurity threats or incidents may not be fully insured. For more information on our cybersecurity related risks, see Item 1A. Risk Factors of this Form 10-K.

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

As of December 31, 2024, there were 76 holders of record of our common stock.

The following performance graph compares the yearly percentage change in the cumulative total shareholder return on the common stock of CNX to the cumulative shareholder return for the same period of a peer group and the Standard & Poor's 500 Stock Index. The current peer group is comprised of CNX, Antero Resources Corporation, Expand Energy Corporation, EQT Corporation, Gulfport Energy Corporation and Range Resources Corporation. The graph assumes that the value of the investment in CNX common stock and each index was $100 at December 31, 2019. The graph also assumes that all dividends were reinvested and that the investments were held through December 31, 2024.

	2019	2020	2021	2022	2023	2024
CNX Resources Corporation	100.0	122.0	155.3	190.2	226.0	414.5
Peer Group	100.0	107.2	249.0	382.3	388.0	516.4
S&P 500 Stock Index	100.0	116.3	147.6	119.0	147.7	182.2

Cumulative Total Shareholder Return Among CNX Resources Corporation, Peer Group and S&P 500 Stock Index

The above information is being furnished pursuant to Regulation S-K, Item 201(e) (Performance Graph).

The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX has not paid dividends on its common stock since 2016. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as CNX’s Board of Directors deems relevant. In addition, CNX’s ability to pay dividends is limited by the covenants governing the CNX Credit Facility and the indentures governing certain of CNX’s Senior Notes.

Purchases of Equity Securities by the Issuer

The following table sets forth repurchases of our common stock during the three months ended December 31, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (000's omitted)
October 1, 2024- October 31, 2024	600,064	$34.99	600,064	$951,003
November 1, 2024- November 30, 2024	—	—	—	$951,003
December 1, 2024- December 31, 2024	2,721	$36.25	—	$951,003
Total	602,785		600,064

(1) Includes shares of common stock withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(2) Shares repurchased as part of the Company's current $2,900 million share repurchase program authorized by CNX’s Board of Directors, which is not subject to an expiration date. See Note 5 – Stock Repurchase in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
See Part III. Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to CNX's equity compensation plans.

ITEM 6. Reserved

ITEM 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. The information provided below supplements, but does not form part of, CNX's financial statements. This discussion contains forward‑looking statements that are based on the views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from any such forward‑looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact future operating performance or financial condition, please see “Part I. Item 1A. Risk Factors” and the section entitled “Forward‑Looking Statements.” CNX does not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

Inflation

The inflationary environment over the last few years, primarily related to steel, diesel fuel and labor, continues to present risk for CNX and the broader natural gas industry. If inflation were to increase materially for any extended period of time, and CNX is unable to successfully mitigate the impact, our costs could increase further, thus having a greater impact on our financial position. CNX remains committed to our ongoing efforts to increase the efficiency of our operations and improve costs, which may, in part, offset any additional potential cost increases from inflation.

New Technologies Update

For the years ended December 31, 2024 and 2023, CNX recognized $95 million and $41 million of sales of environmental attributes which includes items such as (but is not limited to): carbon credits, air quality credits, renewable or alternative energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances. These sales are included as part of Other Revenue and Operating Income in the Other Segment. For the year ended December 31, 2024 and 2023, CNX incurred $15 million and $7 million of environmental attribute fees which represent costs related to the sale of environmental attributes and are included in Other Operating Expense in the Other Segment.

On January 3, 2025, the Department of the Treasury issued final rules regarding the Inflation Reduction Act’s Section 45V Hydrogen Production Tax Credit. The Department of Treasury's recognition of captured waste coal mine methane (CMM) as a feedstock for hydrogen production is validation of its inherent environmental and economic benefits and an important step in continuing to monetize the value of this unique asset. The Company has now successfully validated the premium pricing that low-carbon intensity waste methane capture (CMM) blends enjoy in the manufacturing, hydrogen production, and power generation sectors. However, CNX believes that the final 45V implementation rules are overly restrictive across a range of feedstocks and do not currently appear to create sufficient economic incentives for the Company to expand its CMM capture operations for hydrogen end use. Notwithstanding the specifics of the 45V rule, the Company intends to utilize this important validation of the product to pursue other incentive pathways across these sectors, as well as establish similar markets in artificial intelligence (AI) data centers, transportation, aviation, voluntary market platforms, and government/regulatory platforms arenas.

2024 Highlights:

•Proved developed reserves of 6.1 Tcfe as of December 31, 2024
•Total sales volumes of 550.8 Bcfe
•Shale sales volumes of 511.4 Bcfe
•Repurchased 7.2 million shares of CNX common stock for $179 million on the open market at an average price of $24.68.

2025 Outlook:

•On January 21, 2025, the Company closed on a private offering of $200 million aggregate principal amount of additional 7.25% senior notes due 2032 at a price of 100.5% of their principal amount, plus accrued interest from September 1, 2024 to the date of closing. See Note 22 – Subsequent Event in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information.
•On January 27, 2025, the Company completed the acquisition of the natural gas upstream and associated midstream business of Apex Energy II, LLC (“the Apex Transaction") for total cash consideration of approximately $505 million, subject to certain adjustments. See Note 22 – Subsequent Event in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information.
•Our 2025 annual sales volumes are expected to be approximately 605-620 Bcfe.
•Our 2025 capital expenditures are expected to be approximately $450-$500 million.
•Our 2025 sales of environmental attributes, net of corresponding fees, are expected to be approximately $75 million. However, our ability to sell environmental attributes can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in "Item 1A. Risk Factors" of this Form 10-K.

Results of Operations:
The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of the year ended December 31, 2024 to the year ended December 31, 2023. A similar discussion and analysis that compares year ended December 31, 2023 to the fiscal year ended December 31, 2022 is omitted from this Form 10-K and may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Form 10-K for the year ended December 31, 2023, which is incorporated herein by reference.
Net (Loss) Income
CNX reported a net loss of $90 million, or a loss per diluted share of $0.60, for the year ended December 31, 2024, compared to net income of $1,721 million, or earnings per diluted share of $8.99, for the year ended December 31, 2023.

Included in the net loss for the year ended December 31, 2024 was an unrealized loss on commodity derivative instruments of $453 million and a net gain on asset sales and abandonments of $25 million. Included in earnings for the year ended December 31, 2023 was an unrealized gain on commodity derivative instruments of $1,765 million and a net gain on asset sales and abandonments of $132 million. See Note 4 – Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information related to the gain on asset sales and abandonments.

Non-GAAP Financial Measures

CNX's management uses certain non-GAAP financial measures for planning, forecasting and evaluating business and financial performance, and believes that they are useful for investors in analyzing the Company. Although these are not measures of performance calculated in accordance with GAAP, management believes that these financial measures are useful to an investor in evaluating CNX because these metrics are widely used to evaluate a natural gas company’s operating performance. Sales of Natural Gas, NGL and Oil, including cash settlements is a non-GAAP measure that excludes the impacts of changes in the fair value of commodity derivative instruments prior to settlement, which are often volatile, and only includes the impact of settled commodity derivative instruments. Sales of Natural Gas, NGL and Oil, including cash settlements also excludes purchased gas revenue and other revenue and operating income, which are not directly related to CNX’s natural gas producing activities. Natural Gas, NGL and Oil Production Costs is a non-GAAP measure that excludes certain expenses that are not directly related to CNX’s natural gas producing activities and are managed outside our production operations. These expenses include, but are not limited to, interest expense, other operating expense and other corporate expenses such as selling, general and administrative costs. We believe that Sales of Natural Gas, NGL and Oil, including cash settlements, Natural Gas, NGL and Oil Production Costs and Natural Gas, NGL and Oil Production Margin (which is derived by subtracting Natural Gas, NGL and Oil Production Costs from Sales of Natural Gas, NGL and Oil, including cash settlements) provide useful information to investors for evaluating period-to-period comparisons of earnings trends. These metrics should not be viewed as a substitute for measures of performance that are calculated in accordance with GAAP. In addition, because all companies do not calculate these measures identically, these measures may not be comparable to similarly titled measures of other companies.

Non-GAAP Financial Measures Reconciliation

	For the Years Ended December 31,
(Dollars in millions)	2024	2023
Total Revenue and Other Operating Income	$1,267	$3,435
(Deduct) Add:
Purchased Gas Revenue	(59)	(75)
Loss (Gain) on Commodity Derivative Instruments - Unrealized	453	(1,765)
Other Revenue and Operating Income	(194)	(130)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$1,467	$1,465

Total Operating Expense	$1,260	$1,192
(Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(16)	(14)
Exploration and Production Related Other Costs	(8)	(10)
Purchased Gas Costs	(57)	(70)
Selling, General and Administrative Costs	(146)	(125)
Other Operating Expense	(83)	(80)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$950	$893
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

	For the Years Ended December 31,
	2024		2023		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		550.8		560.4		(9.6)

Natural Gas, NGL and Oil Revenue	$1,186	$2.09	$1,302	$2.29	$(116)	$(0.20)
Gain on Commodity Derivative Instruments - Cash Settlement	281	0.57	163	0.32	118	0.25
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	1,467	2.66	1,465	2.61	2	0.05
Lease Operating Expense	70	0.13	63	0.11	7	0.02
Production, Ad Valorem, and Other Fees	28	0.05	28	0.05	—	—
Transportation, Gathering and Compression	382	0.69	382	0.68	—	0.01
Depreciation, Depletion and Amortization (DD&A)	470	0.85	420	0.75	50	0.10
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	950	1.72	893	1.59	57	0.13
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$517	$0.94	$572	$1.02	$(55)	$(0.08)
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 9.6 Bcfe decrease in total sales volumes in the period-to-period comparison was primarily due to a 17.7 Bcfe decrease in natural gas sales volumes resulting from normal production declines and the timing of when new wells were turned-in-line after the 2023 period. The decrease was offset, in part, by an 8.5 Bcfe increase in NGL sales volumes primarily due to an increase in ethane recoveries.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense increased on a per unit basis primarily due to an increase in water disposal costs as more water was taken to disposal instead of being reused in well completions and an increase in well tending expense.
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

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Years Ended December 31,
in thousands (unless noted)	2024	2023	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	52,949	44,461	8,488	19.1%
Sales Volume (Mbbls)	8,825	7,410	1,415	19.1%
Gross Price ($/Bbl)	$21.60	$21.24	$0.36	1.7%
Gross NGL Revenue	$190,374	$157,573	$32,801	20.8%

Oil/Condensate:
Sales Volume (MMcfe)	943	1,236	(293)	(23.7)%
Sales Volume (Mbbls)	157	206	(49)	(23.8)%
Gross Price ($/Bbl)	$61.56	$65.88	$(4.32)	(6.6)%
Gross Oil/Condensate Revenue	$9,675	$13,577	$(3,902)	(28.7)%

NATURAL GAS
Sales Volume (MMcf)	496,921	514,669	(17,748)	(3.4)%
Sales Price ($/Mcf)	$1.98	$2.20	$(0.22)	(10.0)%
Gross Gas Revenue	$986,028	$1,131,068	$(145,040)	(12.8)%

Hedging Impact ($/Mcf)	$0.57	$0.32	$0.25	(78.1)%
Gain on Commodity Derivative Instruments - Cash Settlement	$281,195	$163,026	$118,169	(72.5)%

The increase in Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure, was primarily due to the impact of the change in the gain on commodity derivative instruments - cash settlement related to the Company's hedging program, the 8.5 Bcfe increase in NGL sales volumes and the $0.36 per barrel increase in NGL prices. These increases were offset, in-part, by the $0.22 per Mcf decrease in natural gas sales price, when excluding the impact of hedging, and the 17.7 Bcf decrease in natural gas sales volume.

SEGMENT ANALYSIS for the year ended December 31, 2024 compared to the year ended December 31, 2023:

	For the Year Ended				Difference to Year Ended
	December 31, 2024				December 31, 2023
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$1,080	$105	$1	$1,186	$(90)	$(26)	$—	$(116)
Gain (Loss) on Commodity Derivative Instruments	260	21	(453)	(172)	109	9	(2,218)	(2,100)
Purchased Gas Revenue	—	—	59	59	—	—	(16)	(16)
Other Revenue and Operating Income	68	—	126	194	1	—	63	64
Total Revenue (Loss) and Other Operating Income	1,408	126	(267)	1,267	20	(17)	(2,171)	(2,168)
Lease Operating Expense	48	22	—	70	4	3	—	7
Production, Ad Valorem, and Other Fees	22	6	—	28	1	(1)	—	—
Transportation, Gathering and Compression	316	64	2	382	—	(2)	2	—
Depreciation, Depletion and Amortization	405	60	21	486	40	10	2	52
Exploration and Production Related Other Costs	—	—	8	8	—	—	(2)	(2)
Purchased Gas Costs	—	—	57	57	—	—	(13)	(13)
Selling, General and Administrative Costs	—	—	146	146	—	—	21	21
Other Operating Expense	—	—	83	83	—	—	3	3
Total Operating Costs and Expenses	791	152	317	1,260	45	10	13	68
Other (Income) Expense	—	—	(6)	(6)	—	—	(15)	(15)
Gain on Asset Sales and Abandonments, net	—	—	(25)	(25)	—	—	107	107
Loss on Debt Extinguishment	—	—	7	7	—	—	7	7
Interest Expense	—	—	151	151	—	—	8	8
Total Other Expenses	—	—	127	127	—	—	107	107
Total Costs and Expenses	791	152	444	1,387	45	10	120	175
Earnings (Loss) Before Income Tax	$617	$(26)	$(711)	$(120)	$(25)	$(27)	$(2,291)	$(2,343)

        SHALE SEGMENT

The Shale segment had earnings before income tax of $617 million for the year ended December 31, 2024 compared to earnings before income tax of $642 million for the year ended December 31, 2023.

	For the Years Ended December 31,
	2024	2023	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	457.5	473.8	(16.3)	(3.4)%
NGLs Sales Volumes (Bcfe)*	53.0	44.5	8.5	19.1%
Oil/Condensate Sales Volumes (Bcfe)*	0.9	1.2	(0.3)	(25.0)%
Total Shale Sales Volumes (Bcfe)*	511.4	519.5	(8.1)	(1.6)%

Average Sales Price - Gas (per Mcf)	$1.92	$2.11	$(0.19)	(9.0)%
Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.57	$0.32	$0.25	78.1%
Average Sales Price - NGLs (per Mcfe)*	$3.60	$3.54	$0.06	1.7%
Average Sales Price - Oil/Condensate (per Mcfe)*	$10.23	$10.95	$(0.72)	(6.6)%

Total Average Shale Sales Price (per Mcfe)	$2.62	$2.54	$0.08	3.1%
Average Shale Lease Operating Expenses (per Mcfe)	0.09	0.08	0.01	12.5%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.04	0.04	—	—%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.62	0.61	0.01	1.6%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.80	0.70	0.10	14.3%
Total Average Shale Production Costs (per Mcfe)	$1.55	$1.43	$0.12	8.4%
Total Average Shale Production Margin (per Mcfe)	$1.07	$1.11	$(0.04)	(3.6)%
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The Shale segment had natural gas, NGLs and oil/condensate revenue of $1,080 million for the year ended December 31, 2024 compared to $1,170 million for the year ended December 31, 2023. The $90 million decrease was due primarily to a 9.0% decrease in the average sales price for natural gas and a 3.4% decrease in Shale gas sales volumes primarily due to normal production declines and the timing of when new wells were turned-in-line. The decrease was offset, in part, by a 19.1% increase in NGLs sales volumes due to an increase in ethane recoveries and a 1.7% increase in the average sales price for NGLs.

The increase in total average Shale sales price was primarily due to a $0.25 per Mcf change in the gain on commodity derivative instruments - cash settlement and a $0.06 per Mcfe increase in the average NGL sales price. These increases were offset in part by a $0.19 per Mcf decrease in average gas sales price. The notional amounts associated with these financial hedges represented approximately 389.7 Bcf of the Company's produced Shale gas sales volumes for the year ended December 31, 2024 at an average gain of $0.67 per Mcf hedged. For the year ended December 31, 2023, these financial hedges represented approximately 399.2 Bcf at an average gain of $0.37 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $791 million for the year ended December 31, 2024 compared to $746 million for the year ended December 31, 2023. The increases in total dollars and unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $48 million for the year ended December 31, 2024 compared to $44 million for the year ended December 31, 2023. The increase in total dollars was primarily related to an increase in water disposal costs as more water was taken to disposal instead of being reused in well completions and an increase in well tending expense.

•Shale transportation, gathering and compression costs were $316 million for both the years ended December 31, 2024 and 2023. The increase in unit costs was due to the decrease in total Shale sales volumes.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $405 million for the year ended December 31, 2024 compared to $365 million for the year ended December 31, 2023. These amounts included depletion on a unit of production basis of $0.68 per Mcfe and $0.59 per Mcfe, respectively. The increase in the units of production depreciation, depletion and amortization rate in the current period is primarily due to a higher annual depletion rate for 2024. The increase in rate is primarily attributable to downward reserve revisions due to adjustments to the five-year development plan that lowered proved undeveloped reserves, price changes, and the sale of various non-operated producing oil and gas assets The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third parties. The Shale segment had other revenue and operating income of $68 million for the year ended December 31, 2024 compared to $67 million for the year ended December 31, 2023. The increase in the period-to-period comparison was primarily due to an increase in third-party gathering volumes.

COALBED METHANE (CBM) SEGMENT

The CBM segment had a loss before income tax of $26 million for the year ended December 31, 2024 compared to earnings before income tax of $1 million for the year ended December 31, 2023.

	For the Years Ended December 31,
	2024	2023	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	39.1	40.6	(1.5)	(3.7)%

Average Sales Price - Gas (per Mcf)	$2.69	$3.22	$(0.53)	(16.5)%
Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$0.53	$0.28	$0.25	89.3%

Total Average CBM Sales Price (per Mcf)	$3.21	$3.51	$(0.30)	(8.5)%
Average CBM Lease Operating Expenses (per Mcf)	0.56	0.49	0.07	14.3%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.14	0.16	(0.02)	(12.5)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.65	1.61	0.04	2.5%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.52	1.23	0.29	23.6%
Total Average CBM Production Costs (per Mcf)	$3.87	$3.49	$0.38	10.9%
Total Average CBM Production Margin (per Mcf)	$(0.66)	$0.02	$(0.68)	(3,400.0)%

The CBM segment had natural gas revenue of $105 million for the year ended December 31, 2024 compared to $131 million for the year ended December 31, 2023. The $26 million decrease was primarily due to a 16.5% decrease in the average sales price for natural gas in the current period and a 3.7% decrease in CBM gas sales volumes due to normal production declines.

The total average CBM sales price decreased $0.30 per Mcf due to a $0.53 per Mcf decrease in average gas sales price, offset, in part, by a $0.25 per Mcf change in the gain on commodity derivative instruments - cash settlement resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 30.6 Bcf of the Company's produced CBM gas sales volumes for the year ended December 31, 2024 at an average gain of $0.67 per Mcf hedged. For the year ended December 31, 2023, these financial hedges represented approximately 31.9 Bcf at an average gain of $0.36 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $152 million for the year ended December 31, 2024 compared to $142 million for the year ended December 31, 2023. The increase in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $22 million for the year ended December 31, 2024 compared to $19 million for the year ended December 31, 2023. The increase in total dollars and unit costs was primarily due to an increase in well tending expense and water disposal costs. The increase in per unit costs was also due to the decrease in total CBM volumes.

•CBM production, ad valorem and other fees were $6 million for the year ended December 31, 2024 compared to $7 million for the year ended December 31, 2023. The decreases in total dollars and unit costs were primarily due to decreased realized prices on natural gas.

•CBM transportation, gathering and compression costs were $64 million for the year ended December 31, 2024 compared to $66 million for the year ended December 31, 2023. The decrease in total dollars was primarily due to a decrease in repairs and maintenance expense offset, in part, by an increase in electrical compression expense. The increase in per unit costs was due to the decrease in CBM gas sales volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $60 million for the year ended December 31, 2024 compared to $50 million for the year ended December 31, 2023. These amounts included depletion on a unit of production basis of $0.85 per Mcfe and $0.64 per Mcfe, respectively. The increase in the units of production depreciation, depletion and amortization rate in the current period is primarily the result of a higher 2024 annual depletion rate. The increase in rate is primarily attributable to downward reserve revisions due to higher operating costs and price changes. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER SEGMENT
The Other Segment includes nominal shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, New Technologies, exploration and production related other costs, as well as various other expenses that are managed outside the Shale and CBM segments such as selling, general and administrative (“SG&A”), interest expense and income taxes.
The Other Segment had a loss before income tax of $711 million for the year ended December 31, 2024 compared to earnings before income tax of $1,580 million for the year ended December 31, 2023. The decrease in total dollars is discussed below.

	For the Years Ended December 31,
	2024	2023	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.3	0.3	—	—%

(Loss) Gain on Commodity Derivative Instruments - Unrealized

For the year ended December 31, 2024, the Other Segment recognized an unrealized loss on commodity derivative instruments of $453 million. For the year ended December 31, 2023, the Other Segment recognized an unrealized gain on commodity derivative instruments of $1,765 million. The unrealized loss or gain on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $59 million for the year ended December 31, 2024 compared to $75 million for the year ended December 31, 2023. Purchased gas costs were $57 million for the year ended December 31, 2024 compared to $70 million for the year ended December 31, 2023. The period-to-period decrease in purchased gas revenue was due to a decrease in average sales price.

	For the Years Ended December 31,
	2024	2023	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	31.1	31.1	—	—%
Purchased Gas Average Sales Price (per Mcf)	$1.91	$2.39	$(0.48)	(20.1)%
Purchased Gas Average Cost (per Mcf)	$1.84	$2.25	$(0.41)	(18.2)%

Other Revenue and Operating Income

	For the Years Ended December 31,
(in millions)	2024	2023	Variance	Percent Change
Sales of Environmental Attributes	$95	$41	$54	131.7%
Water Income	12	3	9	300.0%
Excess Firm Transportation Income	20	16	4	25.0%
(Loss) Equity Income from Affiliates	(1)	3	(4)	(133.3)%
Total Other Revenue and Operating Income	$126	$63	$63	100.0%

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
•(Loss) equity income from affiliates represents CNX’s share of earnings and losses from various entities, including interests in various oilfield service companies and an interest in a gas-fired generation facility located within CNX’s CBM field.

Exploration and Production Related Other Costs

	For the Years Ended December 31,
(in millions)	2024	2023	Variance	Percent Change
Lease Expiration Costs	$4	$6	$(2)	(33.3)%
Land Rentals	3	4	(1)	(25.0)%
Other Expense	1	—	1	100.0%
Total Exploration and Production Related Other Costs	$8	$10	$(2)	(20.0)%
•Lease expiration costs relate to leases where the primary term expired or will expire within the next 12 months. The decrease in the year ended December 31, 2024 was primarily due to a decrease in the number of acres that were allowed to expire.

SG&A

SG&A includes costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, charitable contributions and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Years Ended December 31,
(in millions)	2024	2023	Variance	Percent Change
Short-Term Incentive Compensation	$23	$11	$12	109.1%
Contributions and Advertising	5	4	1	25.0%
Long-Term Equity-Based Compensation (Non-Cash)	20	20	—	—%
Salaries, Wages and Employee Benefits	30	31	(1)	(3.2)%
Other	68	59	9	15.3%
Total SG&A	$146	$125	$21	16.8%

•Short-term incentive compensation increased $12 million due to higher projected payouts for the current period.
•Other increased in the period-to-period comparison primarily due to higher professional services and consulting fees, as well as increased software costs.

Other Operating Expense

	For the Years Ended December 31,
(in millions)	2024	2023	Variance	Percent Change
Environmental Attribute Fees	$15	$7	$8	114.3%
Water Expense	2	1	1	100.0%
Idle Equipment and Service Charges	4	4	—	—%
Insurance Expense	4	4	—	—%
Virginia Flood Expense	(1)	2	(3)	(150.0)%
Inventory Adjustments	2	6	(4)	(66.7)%
Unutilized Firm Transportation and Processing Fees	48	53	(5)	(9.4)%
Other	9	3	6	200.0%
Total Other Operating Expense	$83	$80	$3	3.8%

•Environmental attribute fees represent costs related to the sale of environmental attributes that are included in Other Revenue and Operating Income. The increase in fees in the period-to-period comparison relates to the increase in sales above.
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
•Unutilized firm transportation and processing fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. In some instances, the Company may have the opportunity to realize more favorable net pricing by strategically choosing to sell natural gas into a market or to a customer that does not require the use of the Company’s own firm transportation capacity. Such sales would result in an increase in unutilized firm transportation expense. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Excess Firm Transportation Income in Other Operating Income. The decrease in the period-to-period comparison results primarily from lower unused processing costs due to the higher NGL volumes in the 2024 period.
•Other includes several one-time items in the period-to-period comparison, including $2 million of expenses for our previously announced radical transparency program and a $3 million charge related to a prior-year sales and use tax audit settlement that occurred in the current period. Both periods also include various other one-time items, none of which are individually material.

Other (Income) Expense

	For the Years Ended December 31,
(in millions)	2024	2023	Variance	Percent Change
Other Income
Litigation Recoveries	$20	$—	$20	100.0%
Right-of-Way Sales	1	5	(4)	(80.0)%
Other	4	4	—	—%
Total Other Income	$25	$9	$16	177.8%

Other Expense
Professional Services	$5	$2	$3	150.0%
Bank Fees	11	11	—	—%
Other Land Rental Expense	3	3	—	—%
Other Corporate Expense	—	2	(2)	(100.0)%
Total Other Expense	$19	$18	$1	5.6%

Total Other (Income) Expense	$(6)	$9	$(15)	(166.7)%

•Right of way sales relate to additional revenue generated from the Company's extensive surface rights. The decrease of $4 million in the period-to-period comparison was due to fewer sales in the current period.
•Professional services increased in the period-to-period comparison primarily due to higher fees associated with various one-time items such as the Apex Transaction that closed on January 27, 2025 (See Note 22 – Subsequent Event in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information).
•CNX pursues legal recoveries when certain circumstances arise. The increase in litigation recoveries in the period-to-period comparison was the result of various recoveries that occurred in the current period. No such transactions occurred in the prior period.

Gain on Asset Sales and Abandonments, net

A net gain on asset sales of $25 million was recognized in the year ended December 31, 2024, compared to a gain of $132 million in the year ended December 31, 2023. The net gain recognized during the year ended December 31, 2024 primarily relates to a $51 million gain on the sales of various non-core assets (primarily rights-of-way, surface acreage and the interest in various non-operated oil and gas assets), none of which were individually material. These gains were offset, in part, by a $26 million loss on the sale of a non-core pipeline to a third party.

The net gain during the year ended December 31, 2023 primarily relates to a $100 million gain on the sale of various non-operated producing oil and gas assets primarily located in the Appalachian Basin to a third party (See Note 4 – Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information). The remaining gain relates to the sale of various non-core assets (primarily rights-of-way and surface acreage), none of which were individually material.

Loss on Debt Extinguishment

A loss on debt extinguishment of $7 million was recognized in the year ended December 31, 2024 in connection with CNX’s repurchase of $350 million of the 7.25% Senior Notes due March 2027 at an average price equal to 101.9% of their principal amount. See Note 12 – Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information. No such transactions occurred in the prior period.

Interest Expense

	For the Years Ended December 31,
(in millions)	2024	2023	Variance	Percent Change
Total Interest Expense	$151	$143	$8	5.6%

The $8 million increase in total interest expense was primarily due to higher borrowings on the CNX Credit Facility at higher interest rates and higher principal balances related to the long-term debt that was issued in February 2024. The increase was offset, in part, by lower borrowings on the CNXM Credit Facility. See Note 10 – Revolving Credit Facilities and Note 12 – Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Income Taxes

	For the Years Ended December 31,
(in millions)	2024	2023	Variance	Percent Change
Total Company (Loss) Income Before Income Tax	$(120)	$2,223	$(2,343)	105.4%
Income Tax (Benefit) Expense	$(30)	$502	$(532)	106.0%
Effective Income Tax Rate	24.8%	22.6%	2.2%

The effective income tax rate was 24.8% for the year ended December 31, 2024 compared to 22.6% for the year ended December 31, 2023. The effective tax rates for the years ended December 31, 2024 and 2023 differ from the U.S. federal statutory rate of 21% primarily due to federal tax credits, state income taxes including tax rate changes, equity compensation, and the impact of changes in certain state deferred tax asset valuation allowances.

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

As of December 31, 2024, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices, CNX currently expects to remain in compliance with its debt covenants.

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

Factors that may Impact our Liquidity

•The Company’s cash on hand and access to additional liquidity. Cash, cash equivalents and restricted cash were $55 million as of December 31, 2024 and nominal as of December 31, 2023.
•Accounts and notes receivable - trade as of December 31, 2024 and 2023 were $180 million and $116 million, respectively. Our accounts and notes receivable balance may fluctuate as of any balance sheet date depending on the prices we receive for our natural gas and NGLs and the volumes sold.
•Capital expenditures are expected to range between $450 million to $500 million for the year ended December 31, 2025. For the year ended December 31, 2024, CNX had capital expenditures of $540.3 million.
•On January 27, 2025, the Company completed the Apex Transaction for total cash consideration of approximately $505 million, subject to certain post-closing adjustments. See Note 22 – Subsequent Event in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information.
•Production volumes are expected to range between 605.0 Bcfe and 620.0 Bcfe for the year ended December 31, 2025. For the year ended December 31, 2024, CNX had production volumes of 550.8 Bcfe.
•Prices for natural gas and NGLs are volatile, and an extended decline in the prices we receive for our natural gas and NGLs will adversely affect our financial condition and cash flows.
•In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas and NGL swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net liability of $536 million at December 31, 2024 and a net liability of $56 million at December 31, 2023. The Company has not experienced any issues of non-performance by derivative counterparties. See Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K for further discussion of our commodity risk management.

Cash Flows (in millions)

	For the Years Ended December 31,
	2024	2023	Change
Cash Provided by Operating Activities	$816	$815	$1
Cash Used in Investing Activities	$(484)	$(509)	$25
Cash Used in Financing Activities	$(277)	$(326)	$49

Cash provided by operating activities changed in the period-to-period comparison primarily due to the following items:

•Net income decreased $1,811 million in the period-to-period comparison.
•Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $2,329 million net change in commodity derivative instruments, a $531 million net decrease in deferred income taxes, a $108 million change in the gain on asset sales and abandonments, net, and a $94 million net decrease from various other changes in working capital.

Cash used in investing activities changed in the period-to-period comparison primarily due to the following items:

•Capital expenditures decreased $139 million primarily due to a decrease in drilling and completions activity in Marcellus Shale.
•Proceeds from asset sales decreased $109 million primarily due to the sale of various non-operated producing oil and gas assets primarily located in the Appalachian Basin to a third party in the year ended December 31, 2023 for cash proceeds of $125 million. The remaining variance includes the sale of various non-core assets in both periods. (See Note 4 – Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information).

Cash used in financing activities changed in the period-to-period comparison primarily due to the following items:

•Proceeds from borrowings under the CNXM Credit Facility decreased $68 million and repayments under the CNXM Credit Facility decreased $28 million.
•Proceeds from borrowings under the CNX Credit Facility decreased $454 million and repayments under the CNX Credit Facility decreased $393 million.
•During the year ended December 31, 2024, CNX paid $357 million to repurchase $350 million of CNX 7.25% Senior Notes due March 2027 at a price of 101.9% of their principal amount. See Note 12 – Long-Term Debt in the

Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
•During the year ended December 31, 2024, CNX issued $400 million aggregate principal amount of CNX 7.25% Senior Notes due March 2032 at par. The issuance included an underwriter discount and other issuance costs of $5 million, for net cash proceeds of $395 million. See Note 12 – Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
•During the years ended December 31, 2024 and 2023, CNX repurchased $184 million and $320 million, respectively, of its common stock on the open market.
•During the year ended December 31, 2024, debt issuance and financing fees increased $15 million primarily due to amending both the CNX and CNXM Credit Facilities. See Note 10 – Revolving Credit Facilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Commitments and Significant Contractual and Other Obligations

The following is a summary of the Company's significant contractual and other obligations at December 31, 2024 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$4,114	$7,810	$5,012	$—	$16,936
Gas Firm Transportation and Processing	236,823	440,303	303,741	492,130	1,472,997
Long-Term Debt	327,996	—	559,500	1,287,890	2,175,386
Interest on Long-Term Debt	126,195	239,990	219,923	138,157	724,265
Finance Lease Obligations	5,200	14,198	20,580	2,313	42,291
Interest on Finance Lease Obligations	2,526	4,237	1,984	153	8,900
Operating Lease Obligations	51,411	25,934	11,243	12,405	100,993
Interest on Operating Lease Obligations	3,838	3,243	1,936	1,445	10,462
Long-Term Liabilities—Employee Related (a)	2,151	4,549	4,507	21,227	32,434
Other Long-Term Liabilities (b)	196,066	63,500	30,400	99,689	389,655
Total Contractual Obligations (c)	$956,320	$803,764	$1,158,826	$2,055,409	$4,974,319
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

Off-Balance Sheet Transactions
CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Audited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at December 31, 2024. Management believes these items will expire without being funded. See Note 20 – Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details of the various financial guarantees that have been issued by CNX.

Debt
At December 31, 2024, CNX had total long-term debt of $2,175 million, including the current portion of long-term debt of $328 million and excluding unamortized debt issuance costs. This long-term debt consisted of:
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
•An aggregate principal amount of $400 million of 7.25% Senior Notes due March 2032 less $4 million of unamortized discount. Interest on the notes is payable March 1 and September 1 of each year. Payment on the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $331 million of 2.25% Convertible Senior Notes due May 2026, unless earlier redeemed, repurchased, or converted, less $3 million of unamortized discount and issuance costs. Interest on the notes is payable May 1 and November 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner). The Convertible Notes are classified as short-term debt at December 31, 2024.
•An aggregate principal amount of $43 million in outstanding borrowings under the CNX Credit Facility. Payment of the principal and interest on the CNX Credit Facility is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $16 million in outstanding borrowings under the CNXM Credit Facility. Payment of the principal and interest on the CNXM Credit Facility is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of the CNXM Facility.

On January 21, 2025, the Company closed on a private offering of $200 million aggregate principal amount of additional 7.25% senior notes due 2032 at a price of 100.5% of their principal amount, plus accrued interest from September 1, 2024 to the date of closing. See Note 22 – Subsequent Event in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information.

Total Equity and Dividends
CNX had total equity of $4,098 million at December 31, 2024 compared to $4,361 million at December 31, 2023. See the Consolidated Statements of Stockholders' Equity in Item 8 of this Form 10-K for additional details.
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX has not paid dividends on its common stock since 2016. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as CNX’s Board of Directors deems relevant. In addition, CNX’s ability to pay dividends is limited by the covenants governing the CNX Credit Facility and the indentures governing certain of CNX’s Senior Notes.
Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities in the Consolidated Financial Statements and at the date of the financial statements. See Note 1 – Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates on an on-going basis. Actual results could differ from those estimates upon the subsequent resolution of identified matters. Management believes that the estimates utilized are reasonable. The following critical accounting estimates are materially impacted by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Income Taxes

Deferred tax assets and liabilities are recognized using enacted tax rates for the estimated future tax effects of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. At December 31, 2024, prior to consideration of valuation allowances on deferred tax assets, CNX had deferred tax liabilities in excess of deferred tax assets of approximately $659 million. At December 31, 2024, CNX had a valuation allowance of $37 million on deferred tax assets.

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

Impairment of Long-Lived Assets

The carrying values of the Company's proved oil and gas properties are reviewed for impairment whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. Impairment tests require that the Company first compare future undiscounted cash flows by asset group to their respective carrying values. The Company groups its assets by geological and geographical characteristics. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required, which is determined based on discounted cash flow techniques using a market-specific weighted average cost of capital. There were no indicators of impairment related to the Company's proved oil and gas properties in the years ended December 31, 2024 or 2023.

CNX evaluates capitalized costs of unproved gas properties for recoverability on a prospective basis. Indicators of potential impairment include, but are not limited to, changes brought about by economic factors, commodity price outlooks, our geologists’ evaluation of the property, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, potential shifts in business strategy employed by management and historical experience. If it is determined that the properties will not yield proved reserves, the related costs are expensed in the period the determination is made. There were no indicators of impairment related to the Company’s unproved properties in the years ended December 31, 2024 or 2023.

The Company believes that the accounting estimates related to the impairment of long-lived assets are “critical accounting estimates” because the fair value estimation process requires considerable judgment and determining the fair value is sensitive to changes in assumptions impacting management’s estimates of future financial results. In addition, when indicators are identified the Company must determine the estimated undiscounted future cash flows as well as the impact of commodity price outlooks. The Company believes the estimates and assumptions used in estimating the fair value are reasonable and appropriate; however, different assumptions and estimates, such as different assumptions in projected revenues, future commodity prices or the weighted average costs of capital, could materially impact the calculated fair value and the resulting determinations about the impairment of long-lived assets which could materially impact the Company’s results of operations and financial position. Additionally, future estimates may differ materially from current estimates and assumptions.

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

For the Company’s annual impairment assessment during the fourth quarter of 2024, the Company elected to perform a qualitative impairment test on its goodwill and concluded that it is more likely than not that the fair value exceeded the carrying value and goodwill was not impaired.

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

CNX’s open derivative instruments can cause earnings volatility relative to changes in market prices until the derivative contracts are either settled or are monetized prior to settlement. At December 31, 2024 and 2023, our open commodity derivative instruments were in a net liability position with fair values of $536 million and $56 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at December 31, 2024 and 2023. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $518 million and $557 million at December 31, 2024 and 2023, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $518 million and $557 million at December 31, 2024 and 2023, respectively.

CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company has used derivative instruments in the past in order to manage risk related to interest rates, although there are currently no active agreements (see Note 19 – Derivative Instruments in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information). At December 31, 2024 and 2023, CNX had $2,132 million and $2,065 million, respectively, aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $9 million and $12 million, respectively. At December 31, 2024 and 2023, CNX had $59 million and $157 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to CNX’s Credit Facility, under which there was $43 million of borrowings at December 31, 2024 and $52 million of borrowings at December 31, 2023, and CNXM's Credit Facility, under which there was $16 million of borrowings at December 31, 2024 and $105 million at December 31, 2023. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of December 31, 2024 and 2023 by $1 million and $2 million, respectively, on an annualized basis.

All of CNX's transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of January 15, 2025, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2025 Fixed Price Volumes
Hedged Bcf	118.2	119.7	121.0	121.0	478.9*
Weighted Average Hedge Price per Mcf	$2.65	$2.56	$2.56	$2.56	$2.58
2026 Fixed Price Volumes
Hedged Bcf	108.4	107.5	108.5	107.9	432.3
Weighted Average Hedge Price per Mcf	$2.71	$2.67	$2.67	$2.64	$2.67
2027 Fixed Price Volumes
Hedged Bcf	77.4	76.6	77.4	73.0	304.4
Weighted Average Hedge Price per Mcf	$3.28	$3.28	$3.28	$3.29	$3.28
2028 Fixed Price Volumes
Hedged Bcf	12.8	12.8	13.0	13.0	51.6
Weighted Average Hedge Price per Mcf	$3.64	$3.64	$3.64	$3.64	$3.64
*Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.
Note: Table excludes basis only hedges of 17.2 Bcf for 2029.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CNX Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNX Resources Corporation and Subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2025 expressed an unqualified opinion thereon.

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

Depreciation, Depletion & Amortization
Description of the Matter
As described in Note 1, under the successful efforts method of accounting, depreciation, depletion, and amortization (DD&A) related to proved gas properties is recorded using the units-of-production method. For the year ended December 31, 2024, the Company recorded DD&A expense related to proved gas properties of $379 million. Proved developed reserves, as estimated by petroleum engineers, are used to calculate depreciation of wells and related equipment and facilities and amortization of intangible drilling costs. Total proved reserves, also estimated by petroleum engineers, are used to calculate depletion on property acquisitions. Proved oil and natural gas reserve estimates are based on geological and engineering evaluations of in-place hydrocarbon volumes. Significant judgment is required by the Company’s internal engineering staff in evaluating geological and engineering data when estimating proved oil and natural gas reserves. Estimating reserves also requires the selection of inputs, including price and operating and development cost assumptions, among others. Because of the complexity involved in estimating oil and natural gas reserves, management used independent petroleum engineers to audit the estimates prepared by the Company’s internal engineering staff as of December 31, 2024.

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

Pittsburgh, Pennsylvania
February 11, 2025

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	For the Years Ended December 31,
	2024	2023	2022
Revenue and Other Operating Income:
Natural Gas, NGLs and Oil Revenue	$1,186,077	$1,302,218	$3,652,112
(Loss) Gain on Commodity Derivative Instruments	(172,405)	1,928,652	(2,663,775)
Purchased Gas Revenue	59,467	74,218	185,552
Other Revenue and Operating Income	193,647	129,860	87,322
Total Revenue and Other Operating Income	1,266,786	3,434,948	1,261,211
Costs and Expenses:
Operating Expense
Lease Operating Expense	70,646	63,333	66,658
Transportation, Gathering and Compression	382,220	381,934	369,660
Production, Ad Valorem and Other Fees	27,554	27,946	44,965
Depreciation, Depletion and Amortization	485,754	433,586	461,215
Exploration and Production Related Other Costs	8,446	10,447	8,298
Purchased Gas Costs	57,248	69,924	185,383
Selling, General and Administrative Costs	145,736	125,344	121,697
Other Operating Expense	82,748	79,595	63,765
Total Operating Expense	1,260,352	1,192,109	1,321,641
Other Expense
Other (Income) Expense	(6,126)	9,008	9,859
Gain on Asset Sales and Abandonments, net	(24,715)	(132,372)	(8,984)
Loss on Debt Extinguishment	7,043	—	22,953
Interest Expense	150,594	143,278	127,689
Total Other Expense	126,796	19,914	151,517
Total Costs and Expenses	1,387,148	1,212,023	1,473,158
(Loss) Income Before Income Tax	(120,362)	2,222,925	(211,947)
Income Tax (Benefit) Expense	(29,868)	502,209	(69,870)
Net (Loss) Income	$(90,494)	$1,720,716	$(142,077)

(Loss) Earnings Per Share
Basic	$(0.60)	$10.59	$(0.75)
Diluted	$(0.60)	$8.99	$(0.75)

Dividends Declared Per Share	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net (Loss) Income	$(90,494)	$1,720,716	$(142,077)
Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $(550), $258, $(2,728))	1,589	(788)	8,010

Comprehensive (Loss) Income	$(88,905)	$1,719,928	$(134,067)

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$17,198	$443
Restricted Cash	37,875	—
Accounts and Notes Receivable:
Trade, net (Note 17)	179,547	116,119
Other Receivables, net	17,859	17,872
Supplies Inventories	14,572	19,846
Derivative Instruments (Note 19)	87,925	252,524
Prepaid Expenses	15,659	14,984
Total Current Assets	370,635	421,788
Property, Plant and Equipment (Note 8):
Property, Plant and Equipment	13,037,948	12,537,118
Less—Accumulated Depreciation, Depletion and Amortization	5,653,837	5,194,485
Total Property, Plant and Equipment—Net	7,384,111	7,342,633
Other Non-Current Assets:
Operating Lease Right-of-Use Assets (Note 13)	98,713	139,466
Derivative Instruments (Note 19)	160,183	280,530
Goodwill (Note 9)	323,314	323,314
Other Intangible Assets (Note 9)	63,885	70,438
Other	111,062	48,488
Total Other Non-Current Assets	757,157	862,236
TOTAL ASSETS	$8,511,903	$8,626,657

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$123,249	$147,361
Derivative Instruments (Note 19)	354,621	61,102
Current Portion of Finance Lease Obligations (Note 13)	4,236	1,862
Current Portion of Long-Term Debt (Note 12)	327,766	325,668
Current Portion of Operating Lease Obligations (Note 13)	51,474	53,791
Other Accrued Liabilities (Note 11)	261,232	233,214
Total Current Liabilities	1,122,578	822,998
Non-Current Liabilities:
Long-Term Debt (Note 12)	1,838,234	1,888,706
Finance Lease Obligations (Note 13)	21,040	5,500
Operating Lease Obligations (Note 13)	49,519	89,531
Derivative Instruments (Note 19)	429,533	526,554
Deferred Income Taxes (Note 6)	696,136	729,454
Asset Retirement Obligations (Note 7)	119,189	105,315
Other	137,644	97,582
Total Non-Current Liabilities	3,291,295	3,442,642
TOTAL LIABILITIES	4,413,873	4,265,640
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 500,000,000 Shares Authorized, 148,879,640 Issued and Outstanding at December 31, 2024; 154,382,880 Issued and Outstanding at December 31, 2023	1,490	1,548
Capital in Excess of Par Value	2,348,959	2,384,910
Preferred Stock, 15,000,000 Shares Authorized, None Issued and Outstanding	—	—
Retained Earnings	1,753,293	1,981,860
Accumulated Other Comprehensive Loss	(5,712)	(7,301)
TOTAL STOCKHOLDERS' EQUITY	4,098,030	4,361,017
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,511,903	$8,626,657

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
December 31, 2021	$2,039	$2,834,863	$877,894	$(14,523)	$3,700,273
Net Loss	—	—	(142,077)	—	(142,077)
Issuance of Common Stock	2	1,195	—	—	1,197
Purchase and Retirement of Common Stock	(335)	(267,874)	(299,919)	—	(568,128)
Shares Withheld for Taxes	—	—	(5,852)	—	(5,852)
Amortization of Stock-Based Compensation Awards	6	16,369	—	—	16,375
Other Comprehensive Income	—	—	—	8,010	8,010
Cumulative Effect of Adoption of New Accounting Standard	—	(78,284)	18,947	—	(59,337)
December 31, 2022	$1,712	$2,506,269	$448,993	$(6,513)	$2,950,461

December 31, 2022	$1,712	$2,506,269	$448,993	$(6,513)	$2,950,461
Net Income	—	—	1,720,716	—	1,720,716
Issuance of Common Stock	2	1,758	—	—	1,760
Purchase and Retirement of Common Stock	(175)	(143,343)	(178,349)	—	(321,867)
Shares Withheld for Taxes	—	—	(9,500)	—	(9,500)
Amortization of Stock-Based Compensation Awards	9	20,226	—	—	20,235
Other Comprehensive Loss	—	—	—	(788)	(788)
December 31, 2023	$1,548	$2,384,910	$1,981,860	$(7,301)	$4,361,017

December 31, 2023	$1,548	$2,384,910	$1,981,860	$(7,301)	$4,361,017
Net Loss	—	—	(90,494)	—	(90,494)
Issuance of Common Stock	4	2,685	—	—	2,689
Purchase and Retirement of Common Stock	(72)	(58,717)	(119,794)	—	(178,583)
Shares Withheld for Taxes	—	—	(18,279)	—	(18,279)
Amortization of Stock-Based Compensation Awards	10	20,081	—	—	20,091
Other Comprehensive Income	—	—	—	1,589	1,589
December 31, 2024	$1,490	$2,348,959	$1,753,293	$(5,712)	$4,098,030

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	For the Years Ended December 31,
Cash Flows from Operating Activities:	2024	2023	2022
Net (Loss) Income	$(90,494)	$1,720,716	$(142,077)
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	485,754	433,586	461,215
Amortization of Deferred Financing Costs	11,345	9,275	8,456
Stock-Based Compensation	20,091	20,235	16,375
Gain on Asset Sales and Abandonments, net	(24,715)	(132,372)	(8,984)
Loss on Debt Extinguishment	7,043	—	22,953
Loss (Gain) on Commodity Derivative Instruments	172,405	(1,928,652)	2,663,775
Loss (Gain) on Other Derivative Instruments	1,099	3,463	(10,348)
Net Cash Received (Paid) in Settlement of Commodity Derivative Instruments	307,939	79,523	(1,735,115)
Deferred Income Taxes	(33,869)	497,432	(76,058)
Other	1,345	(1,967)	5,588
Changes in Operating Assets:
Accounts and Notes Receivable	(59,996)	222,751	(20,338)
Supplies Inventories	5,274	7,310	(21,008)
Recoverable Income Taxes	—	—	72
Prepaid Expenses	(675)	1,227	(252)
Changes in Other Assets	(47,084)	75	21,499
Changes in Operating Liabilities:
Accounts Payable	(4,194)	(55,309)	53,772
Accrued Interest	1,585	7,483	710
Other Operating Liabilities	21,000	(67,140)	(267)
Changes in Other Liabilities	41,926	(3,048)	(4,954)
Net Cash Provided by Operating Activities	815,779	814,588	1,235,014
Cash Flows from Investing Activities:
Capital Expenditures	(540,332)	(679,404)	(565,754)
Proceeds from Asset Sales	60,734	170,027	37,460
Investment in Equity Affiliates	(4,871)	—	—
Net Cash Used in Investing Activities	(484,469)	(509,377)	(528,294)
Cash Flows from Financing Activities:
Payments on Long-Term Notes	(356,504)	—	(385,719)
Proceeds from CNXM Revolving Credit Facility Borrowings	265,250	333,575	343,900
Repayments of CNXM Revolving Credit Facility Borrowings	(354,350)	(382,125)	(375,200)
Proceeds from CNX Revolving Credit Facility Borrowings	1,134,500	1,588,350	3,332,875
Repayments of CNX Revolving Credit Facility Borrowings	(1,143,100)	(1,536,300)	(3,524,875)
Proceeds from Issuance of CNX Senior Notes	395,000	—	493,750
Payments on Other Debt	(2,409)	(1,627)	(665)
Proceeds from Issuance of Common Stock	2,689	1,760	1,197
Shares Withheld for Taxes	(18,279)	(9,500)	(5,852)
Purchases of Common Stock	(184,203)	(319,866)	(565,125)
Debt Issuance and Financing Fees	(15,274)	(356)	(3,250)
Net Cash Used in Financing Activities	(276,680)	(326,089)	(688,964)
Net Increase (Decrease) in Cash and Cash Equivalents	54,630	(20,878)	17,756
Cash and Cash Equivalents at Beginning of Period	443	21,321	3,565
Cash, Cash Equivalents, and Restricted Cash at End of Period	$55,073	$443	$21,321

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
Cash and Cash Equivalents:
Cash and cash equivalents of $17,198 and $443 as of December 31, 2024 and 2023, respectively, includes cash on hand and on deposit at banking institutions as well as all highly liquid short-term securities with original maturities of three months or less.
Restricted Cash:
Restricted cash of $37,875 as of December 31, 2024, consists of funds that the Company is contractually obligated to maintain in an escrow account. This obligation is in accordance with the terms of the purchase agreement to acquire the natural gas upstream and associated midstream business of Apex Energy II, LLC. See Note 22 – Subsequent Event for more information. There were no such restrictions on cash as of December 31, 2023.
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

There were no material financing receivables with a contractual maturity greater than one year at December 31, 2024 or 2023.

The following represents activity related to the allowance for credit losses for the years ended:

	December 31,
	2024	2023
Allowance for Credit Losses - Trade, Beginning of Year	$84	$84
Provision for Expected Credit Losses	—	—
Allowance for Credit Losses - Trade, End of Period	$84	$84

Allowance for Credit Losses - Other Receivables, Beginning of Year	$2,847	$2,937
Recoveries Collected	(1,692)	—
Provision for Expected Credit Losses	186	32
Write-off of Uncollectible Accounts	(108)	(122)
Allowance for Credit Losses - Other Receivables, End of Period	$1,233	$2,847

Inventories:

Inventories are stated at the lower of cost or net realizable value. The cost of supplies inventory is determined by the average cost method and includes operating and maintenance supplies to be used in the Company's operations.

Property, Plant and Equipment:

CNX uses the successful efforts method of accounting for natural gas producing activities. Costs of property acquisitions, successful exploratory, development wells and related support equipment and facilities are capitalized. Periodic valuation provisions for impairment of capitalized costs of unproved mineral interests are expensed. Costs of unsuccessful exploratory wells are expensed when such wells are determined to be non-productive, or if the determination cannot be made after finding sufficient quantities of reserves to continue evaluating the viability of the project. The costs of producing properties and mineral interests are amortized using the units-of-production method. Depreciation, depletion and amortization expense is calculated based on the actual produced sales volumes multiplied by the applicable rate per unit, which is derived by dividing the net capitalized costs by the number of units expected to be produced over the life of the reserves. Wells and related equipment and intangible drilling costs are also amortized on a units-of-production method. Proved developed reserves, as estimated by petroleum engineers, are used to calculate amortization of wells and related equipment and facilities and amortization of intangible drilling costs. Total proved reserves, also estimated by petroleum engineers, are used to calculate depletion on property acquisitions. Proved oil and natural gas reserve estimates are based on geological and engineering evaluations of in-place hydrocarbon volumes. Units-of-production amortization rates are revised at least once per year, or more frequently if events and circumstances indicate an adjustment is necessary. Such revisions are accounted for prospectively as changes in accounting estimates. The Company recorded depreciation, depletion and amortization expense related to proved gas properties using the units-of-production method of $378,646, $332,596, and $359,761 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Impairment of Long-Lived Assets:

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The carrying value of the assets is then reduced to its estimated fair value which is usually measured based on an estimate of future discounted cash flows. Impairment of equity investments is recorded when indicators of impairment are present, and the estimated fair value of the investment is less than the assets' carrying value. There were no indicators of impairment related to long-lived assets in the years ended December 31, 2024 or 2023.

CNX performs a quantitative impairment test whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the published NYMEX forward prices, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, tests require that the Company first compare expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required, which is determined based on discounted cash flow techniques using significant assumptions including projected revenues, future commodity prices and a market-specific weighted average cost of capital which are affected by expectations about future market and economic conditions. There were no indicators of impairment related to the Company's proved oil and gas properties in the years ended December 31, 2024 or 2023.
Capitalized costs of unproved oil and gas properties are evaluated at least annually for recoverability on a prospective basis. Indicators of potential impairment include, but are not limited to, changes brought about by economic factors, commodity price outlooks, our geologists’ evaluation of the property, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, potential shifts in business strategy employed by management and historical experience. The likelihood of an impairment of unproved oil and gas properties increases as the expiration of a lease term approaches if drilling activity has not commenced. If it is determined that the Company does not intend to drill on the property prior to expiration or does not have the intent and ability to extend, renew, trade, or sell the lease prior to expiration, an impairment expense is recorded. Expense for lease expirations that were not previously impaired are recorded as the leases expire. There were no indicators of impairment related to the Company’s unproved properties in the years ended December 31, 2024 or 2023.

Exploration expense, which is associated primarily with lease expirations, was $8,446, $10,447 and $8,298 for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in Exploration and Production Related Other Costs in the Consolidated Statements of Income.

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

For the Company’s annual impairment assessment during the fourth quarter of 2024, the Company elected to perform a qualitative impairment test on its goodwill and concluded that it is more likely than not that the fair value exceeded the carrying value and goodwill was not impaired.

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

Investment Plan:

CNX has an investment plan that is available to most employees. Throughout the years ended December 31, 2024, 2023 and 2022, the Company's matching contribution was up to 6% of eligible compensation contributed by eligible employees. The Company may also make discretionary contributions to the Plan ranging from 1% to 6% of eligible compensation for eligible employees (as defined by the Plan). There were no such discretionary contributions made by CNX for the years ended December 31, 2024, 2023 and 2022. Total matching contribution payments and costs were $3,603, $3,509 and $3,187 for the years ended December 31, 2024, 2023 and 2022, respectively.

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
Recent Accounting Pronouncements:

In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-04 - Debt with Conversion and Other Options (Subtopic 470-20). This update clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. An induced conversion is when a Company induces debt holders to convert their debt into equity shares under changed terms and involved additional consideration. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. The Company is currently evaluating the impact of the adoption of this guidance but intends to settle the principal amount of the Convertible Notes in cash upon conversion as stated in Note 12 – Long-Term Debt.

In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories within the footnotes, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) DD&A recognized as part of oil- and gas-producing activities or other depletion expenses. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance.

In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments address more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance.

See Note 12 – Long-Term Debt for the impact of adoption of ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.

See Note 21 – Segment Information for the impact of adoption of ASU 2023-07 - Segment Reporting - Improvements to Reportable Segment Disclosures.

Reclassifications:

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2024, with no effect on previously reported net income, stockholders' equity or statement of cash flows.

Subsequent Events:

The Company has evaluated all subsequent events through the date the financial statements were issued. See Note 22 – Subsequent Event for more information.

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

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Years Ended December 31,
	2024	2023	2022
Anti-Dilutive Options	947,257	21,650	2,262,845
Anti-Dilutive Restricted Stock Units	2,043,947	25,156	2,350,661
Anti-Dilutive Performance Share Units	1,469,703	—	1,829,081
	4,460,907	46,806	6,442,587

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

The computations for basic and diluted loss per share are as follows:

	For the Years Ended December 31,
	2024	2023	2022
Net (Loss) Income	$(90,494)	$1,720,716	$(142,077)
Basic (Loss) Earnings Available to Shareholders	$(90,494)	$1,720,716	$(142,077)

Effect of Dilutive Securities:
Add Back Interest on Convertible Notes (Net of Tax)	—	5,758	—
Diluted (Loss) Earnings Available to Shareholders	$(90,494)	$1,726,474	$(142,077)

Weighted-Average Shares of Common Stock Outstanding	151,306,438	162,490,245	189,507,682
Effect of Diluted Shares:*
Options	—	1,168,526	—
Restricted Stock Units	—	1,349,299	—
Performance Share Units	—	1,254,050	—
Convertible Notes	—	25,751,869	—
Weighted-Average Diluted Shares of Common Stock Outstanding	151,306,438	192,013,989	189,507,682

(Loss) Earnings Per Share:
Basic	$(0.60)	$10.59	$(0.75)
Diluted	$(0.60)	$8.99	$(0.75)
*During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards and the potential share settlement impact related to CNX’s Convertible Notes are antidilutive.

Shares of common stock outstanding were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Balance, Beginning of Year	154,382,880	170,841,164	203,531,320
Issuance Related to Stock-Based Compensation (1)	1,672,434	1,106,240	836,070
Retirement of Common Stock (2)	(7,175,674)	(17,564,524)	(33,526,226)
Balance, End of Year	148,879,640	154,382,880	170,841,164
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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Years Ended December 31,
	2024	2023	2022
Revenue from Contracts with Customers:
Natural Gas Revenue	$986,028	$1,131,068	$3,390,422
NGL Revenue	190,374	157,573	241,535
Oil/Condensate Revenue	9,675	13,577	20,155
Total Natural Gas, NGL and Oil Revenue	1,186,077	1,302,218	3,652,112

Purchased Gas Revenue	59,467	74,218	185,552

Other Sources of Revenue and Other Operating Income:
(Loss) Gain on Commodity Derivative Instruments	(172,405)	1,928,652	(2,663,775)
Other Revenue and Operating Income	193,647	129,860	87,322
Total Revenue and Other Operating Income	$1,266,786	$3,434,948	$1,261,211

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

For natural gas, NGL and oil revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $37,600 as of December 31, 2024. The Company expects to recognize net revenue of $20,590 in the next 12 months and $15,741 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGL and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For each of the years ended December 31, 2024, 2023 and 2022, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—ACQUISITIONS AND DISPOSITIONS:
During the year ended December 31, 2024, CNX recognized a net gain on asset sales of $24,715 primarily related to the sale of various non-core assets (primarily rights-of-way, surface acreage and the interest in various non-operated oil and gas assets), none of which were individually material. The net gain was offset, in part, by the sale of a non-core pipeline to a third party. The net cash proceeds of $2,017 are included in Proceeds from Asset Sales in the Consolidated Statements of Cash Flows and the net loss on the transaction of $26,150 is included in the Gain on Asset Sales and Abandonments, net in the Consolidated Statements of Income.

During the year ended December 31, 2023, CNX closed on the sale of various non-operated producing oil and gas assets primarily located in the Appalachian Basin to a third party. The net cash proceeds of $124,600 are included in Proceeds from Asset Sale in the Consolidated Statements of Cash Flows and the net gain on the transaction of $99,516 is included in Gain on Asset Sales and Abandonments, net in the Consolidated Statements of Income.

Additionally, Gain on Asset Sales and Abandonments, net in the Consolidated Statements of Income and Proceeds from Asset Sales in the Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022 include the sale of various non-core assets (primarily rights-of-way, surface acreage and the interest in various non-operated oil and gas assets), none of which were individually material.

NOTE 5—STOCK REPURCHASE:

On each of January 26, 2021, October 25, 2021 and July 25, 2023, the Company’s Board of Directors approved increases in the aggregate amount of the Company’s previously approved $750,000 stock repurchase program plan to $900,000, $1,900,000, and $2,900,000, respectively. As of December 31, 2024, the amount available under the stock repurchase program is $951,003 and is not subject to an expiration date. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Company’s Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans.

During the year ended December 31, 2024, 7,175,674 shares were repurchased and retired at an average price of $24.68 per share for a total cost of $178,583. During the year ended December 31, 2023, 17,564,524 shares were repurchased and retired at an average price of $18.14 per share for a total cost of $321,867. The one-percent excise tax under the Inflation Reduction Act of 2022 is included in total costs for both periods.

During the year ended December 31, 2022, 33,526,226 shares were repurchased and retired at an average price of $16.93 per share for a total cost of $568,128.

NOTE 6—INCOME TAXES:

Income tax (benefit) expense provided on earnings consisted of:

	For the Years Ended December 31,
	2024	2023	2022
Current:
U.S. Federal	$756	$—	$—
U.S. State	3,245	4,777	6,188
	4,001	4,777	6,188
Deferred:
U.S. Federal	(27,917)	455,224	(40,649)
U.S. State	(5,952)	42,208	(35,409)
	(33,869)	497,432	(76,058)

Total Income Tax (Benefit) Expense	$(29,868)	$502,209	$(69,870)

The components of the net deferred taxes are as follows:

	December 31,
	2024	2023
Deferred Tax Assets:
Net Operating Loss- Federal	$137,476	$160,405
Gas Derivatives	130,834	14,466
Section 174 Expenses	91,342	92,414
Net Operating Loss - State	70,689	76,259
Interest Limitation	62,271	36,451
Federal Tax Credits	44,457	45,619
Gas Well Closing	33,541	24,652
Operating Lease Liabilities	25,650	36,297
State Deferred Tax Adjustment	15,983	15,983
Salary Retirement	8,037	8,488
Equity Compensation	6,659	5,419
Convertible Note Amortization	2,121	3,628
Other	2,687	6,089
Total Deferred Tax Assets	631,747	526,170
Valuation Allowance	(36,879)	(39,264)
Net Deferred Tax Assets	594,868	486,906

Deferred Tax Liabilities:
Property, Plant and Equipment	(1,261,971)	(1,177,773)
Operating Lease Right-of-Use Assets	(25,071)	(35,321)
Investment in Partnerships	(2,825)	(2,303)
Advance Gas Royalties	(515)	(404)
Other	(622)	(559)
Total Deferred Tax Liabilities	(1,291,004)	(1,216,360)

Net Deferred Tax Liability	$(696,136)	$(729,454)

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

As of December 31, 2024, the Company has a deferred tax asset related to federal net operating losses of $137,476. The pre-2018 federal net operating losses will expire at various times between 2035 and 2037. Because of the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017 and the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted on March 27, 2020, the federal net operating losses (NOLs) generated in 2018 - 2021 do not expire but may only offset 80% of taxable income in any tax years beginning after 2020.

As of December 31, 2024 and 2023, the Company has $44,457 and $45,619, respectively, of Federal Tax Credits available to offset future federal tax. These credits expire between 2032 and 2044.

CNX has, on an after federal tax basis, a deferred tax asset related to state operating losses of $70,689 with a related valuation allowance of $36,879 at December 31, 2024. The deferred tax asset related to state operating losses, on an after-tax adjusted basis, was $76,259 with a related valuation allowance of $39,264 at December 31, 2023. A review of positive and negative evidence regarding these state tax attributes concluded that the valuation allowances for various CNX subsidiaries was warranted.

On December 31, 2023, the Company made a state law conversion of a subsidiary from a corporation to a limited liability company. The conversion effectively terminates the tax partnership treatment of CNX Midstream Partners, LP for federal and state income tax purposes. As such, the deferred tax assets and liabilities were reclassified and separately stated in the underlying deferred tax asset and liability categories, primarily Property, Plant and Equipment.

West Virginia enacted legislation in March 2023 for public companies which allows for a deduction for the deferred tax adjustment as of January 1, 2022 resulting from the change in state apportionment methodology from three factor to single sales factor and elimination of the throw-out rule if the change results in an aggregate increase in net deferred tax liabilities, decrease in net deferred tax assets, or change from a net deferred tax asset to a net deferred tax liability. The deduction is available over a ten-year period beginning with the first tax year on or after January 1, 2033. In 2023, the Company recorded an income tax benefit of $15,983 in the Consolidated Statements of Income to reflect the recent legislative change resulting in a decrease to deferred tax liabilities in the Consolidated Balance Sheets.

Pennsylvania enacted legislation in July 2022 that, among other things, gradually reduced the corporate net income tax rate over the next several years beginning in 2023 to 8.99% to ultimately 4.99% in 2031. Beginning in 2022 and in each year thereafter, the Company revised the deferred state income tax rates and apportionment factors for several states to reflect, among other things, the recent PA rate reduction resulting in a benefit to deferred tax expense in the Consolidated Statements of Income. Deferred taxes also include changes relating to valuation allowance assertions against various state net operating losses due to the tax accounting treatment of unrealized gains and losses on commodity derivatives.

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

The following is a reconciliation, stated as a percentage of pretax income, of the United States statutory federal income tax rate to CNX's effective tax rate:

	For the Years Ended December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. Federal Income Tax Rate	$(25,276)	21.0%	$466,814	21.0%	$(44,509)	21.0%
Net Effect of State Income Taxes	(4,610)	3.8	83,379	3.8	(5,817)	2.8
Uncertain Tax Positions	13,309	(11.1)	17,673	0.8	14,440	(6.8)
Effect of Equity Compensation	(40)	—	1,036	—	2,254	(1.1)
Effect of Change in Valuation Allowance	(2,385)	2.0	(37,607)	(1.7)	(35,427)	16.7
Deferred Adjustments	229	(0.2)	(837)	—	2,481	(1.2)
Effect of State Rate Changes	2,806	(2.3)	297	—	10,025	(4.7)
Effect of Federal Tax Credits	(14,416)	12.0	(28,974)	(1.3)	(15,723)	7.4
Other	515	(0.4)	428	—	2,406	(1.1)
Income Tax (Benefit) Expense / Effective Rate	$(29,868)	24.8%	$502,209	22.6%	$(69,870)	33.0%

The effective tax rate for the year ended December 31, 2024 differs from the U.S. federal statutory rate primarily due to federal income tax credits, offset by uncertain tax positions, state taxes, equity compensation, and the decrease in certain state valuation allowance assertions.

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
A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits is as follows:

	For the Years Ended
	December 31,
	2024	2023
Balance at Beginning of Period	$99,918	$82,245
Increase in Unrecognized Tax Benefits Resulting from Tax Positions Taken During Current Period	18,224	11,229
(Decrease) Increase in Unrecognized Tax Benefits Resulting from Tax Positions Taken During Prior Periods	(4,915)	6,444
Balance at End of Period	$113,227	$99,918

If these unrecognized tax benefits were recognized, $113,227 and $99,918 would affect CNX's effective income tax rate for 2024 and 2023, respectively.

In 2024 and 2023, CNX recognized an increase in unrecognized tax benefits of $18,224 and $11,229, respectively, for tax benefits resulting from tax positions taken and expected to be taken on our 2024 and 2023 federal tax returns for additional federal tax credits. CNX also recognized a change in unrecognized tax benefits of $(4,915) and 6,444, respectively, for tax benefits resulting from tax positions taken on our 2023 and 2022 federal tax returns for additional federal tax credits.

CNX recognizes accrued interest related to unrecognized tax benefits in its interest expense. As of December 31, 2024 and 2023, the Company reported no accrued liability relating to interest in Other Liabilities in the Consolidated Balance Sheets. During the years ended December 31, 2024 and 2023, CNX paid no interest related to income tax deficiencies.

CNX recognizes penalties accrued related to uncertain tax positions in its income tax expense. CNX had no accrued liabilities for tax penalties as of December 31, 2024 and 2023.

CNX and its subsidiaries file federal income tax returns with the United States and income tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, or local income tax examinations by tax authorities for the years before 2021.

NOTE 7—ASSET RETIREMENT OBLIGATIONS:
The reconciliation of changes in asset retirement obligations is as follows:

	December 31,
	2024	2023
Balance, Beginning of Year	$113,212	$98,814
Obligations Divested	(134)	(2,263)
Accretion Expense	9,486	9,025
Obligations Incurred	2,172	1,846
Obligations Settled	(7,475)	(12,070)
Revisions in Estimated Cash Flows	14,803	17,860
Balance, End of Year	$132,064	$113,212
NOTE 8—PROPERTY, PLANT AND EQUIPMENT:

	December 31,
	2024	2023
Intangible Drilling Cost	$6,171,177	$5,902,498
Gas Gathering Equipment	2,660,668	2,631,110
Gas Wells and Related Equipment	1,657,272	1,513,945
Proved Gas Properties	1,396,631	1,374,685
Unproved Gas Properties	721,692	724,401
Surface Land and Other Equipment	180,408	187,316
Other	250,100	203,163
Total Property, Plant and Equipment	13,037,948	12,537,118
Less: Accumulated Depreciation, Depletion and Amortization	5,653,837	5,194,485
Total Property, Plant and Equipment - Net	$7,384,111	$7,342,633

Amounts below reflect properties where drilling operations have not yet commenced and therefore were not being amortized for the years ended December 31, 2024 and 2023, respectively. These assets will be amortized using the units-of-production method and reclassified to proved gas properties when placed in service.

	December 31,
	2024	2023
Unproved Gas Properties	$721,692	$724,401
Advance Royalties	2,026	1,597
Total	$723,718	$725,998

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

For the Company’s annual impairment assessment during the fourth quarter of 2024, the Company elected to perform a qualitative impairment test on its goodwill and concluded that it is more likely than not that the fair value exceeded the carrying value and goodwill was not impaired.

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

The accumulated impairment loss on goodwill is $473,045, resulting in a carrying value of $323,314 at both December 31, 2024 and 2023.

Other Intangible Assets:

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	December 31,
	2024	2023
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	45,867	39,314
Total Other Intangible Assets, net	$63,885	$70,438

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets was $6,553 for the year ended December 31, 2024, $6,552 for the year ended December 31, 2023, and $6,553 for the year ended December 31, 2022. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

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

The CNX Credit Facility matures on May 17, 2029, provided that if at any time on or after (1) January 30, 2026 (or October 31, 2025, if any debt (as defined in the CNX Credit Facility) is outstanding with a springing maturity date), if any of the Company’s 2.25% Convertible Senior Notes due 2026 are outstanding and (a) availability under the CNX Credit Facility minus (b) the aggregate principal amount of all such outstanding Convertible Senior Notes is less than 20% of the aggregate commitments under the CNX Credit Facility, or (2) October 16, 2028 (or July 17, 2028, if any debt (as defined in the CNX Credit Facility) is outstanding with a springing maturity date), if any of the Company’s 6.0% Senior Notes due 2029 are outstanding and (a) availability under the CNX Credit Facility minus (b) the aggregate principal amount of all such outstanding Senior Notes is less than 20% of the aggregate commitments under the CNX Credit Facility (the first such date, the "Springing Maturity Date”), then the CNX Credit Facility will mature on the Springing Maturity Date.

The CNX Credit Facility also requires that CNX maintain a maximum net leverage ratio of no greater than 3.50 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding derivative asset/liability position, and convertible note liability until one year prior to maturity, and borrowings under the revolver, measured quarterly. The calculation of all of the ratios excludes CNXM, its subsidiaries, and its general partner. CNX was in compliance with all financial covenants as of December 31, 2024.

At December 31, 2024, the CNX Credit Facility had $43,450 borrowings outstanding, with a weighted average interest rate of 6.45% and $27,156 of letters of credit outstanding, leaving $1,329,394 of unused capacity. At December 31, 2023, the prior CNX Credit Facility had $52,050 borrowings outstanding with a weighted average interest rate of 7.64%, and $43,684 of letters of credit outstanding, leaving $1,254,266 of unused capacity.

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

Interest on outstanding indebtedness under the CNXM Credit Facility currently accrues, at CNXM’s option, at a rate based on either:

•the highest of (i) PNC Bank, National Association’s prime rate, (ii) the federal funds open rate plus 0.50%, and (iii) the one-month SOFR rate plus 1.0%, in each case, plus a margin ranging from 0.75% to 2.00%; or
•the SOFR rate plus a margin ranging from 1.85% to 3.10%.

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum net leverage ratio of no greater than between 5.00 to 1.00 (ranging to no greater than 5.25 to 1.00 in certain circumstances); (y) a maximum secured leverage ratio of no greater than 3.25 to 1.00 and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00; in each case as calculated in accordance with the terms and definitions determining such ratios contained in the CNXM Credit Facility. CNXM was in compliance with all financial covenants as of December 31, 2024.

At December 31, 2024, the CNXM Credit Facility had $16,050 of borrowings outstanding, with a weighted average interest rate of 6.75% and no letters of credit outstanding, leaving $583,950 of unused capacity. At December 31, 2023, the prior CNXM Credit Facility had $105,150 of borrowings outstanding, with a weighted average interest rate of 7.50% and no letters of credit outstanding, leaving $494,850 of unused capacity.

NOTE 11—OTHER ACCRUED LIABILITIES:

	December 31,
	2024	2023
Royalties	$100,518	$100,847
Accrued Interest	45,812	44,227
Short-Term Incentive Compensation	22,580	10,961
Deferred Revenue	20,696	15,831
Transportation Charges	17,922	17,824
Accrued Other Taxes	9,216	9,343
Accrued Payroll & Benefits	7,357	6,619
Purchased Gas Payable	143	1,002
Other	22,205	16,777
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	12,875	7,897
Salary Retirement	1,908	1,886
Total Other Accrued Liabilities	$261,232	$233,214

NOTE 12—LONG-TERM DEBT:

	December 31,
	2024	2023
Senior Notes due January 2029 at 6.00%, Issued at Par Value	$500,000	$500,000
Senior Notes due January 2031 at 7.375% (Principal of $500,000 less Unamortized Discount of $4,554 and $5,308, respectively)	495,446	494,692
CNX Midstream Partners LP Senior Notes due April 2030 at 4.75% (Principal of $400,000 less Unamortized Discount of $3,077 and $3,654, respectively)*	396,923	396,346
Senior Notes due March 2032 at 7.25% (Principal of $400,000 less Unamortized Discount of $4,479)	395,521	—
Convertible Senior Notes due May 2026 at 2.25% (Principal of $330,654 less Unamortized Discount and Issuance Costs of $2,658 and $4,586, respectively)	327,996	326,068
CNX Revolving Credit Facility	43,450	52,050
CNX Midstream Partners LP Revolving Credit Facility*	16,050	105,150
Senior Notes due March 2027 at 7.25% (Principal of $350,000 plus Unamortized Premium of $1,728)	—	351,728
Less: Unamortized Debt Issuance Costs	9,386	11,660
	$2,166,000	$2,214,374
Less: Current Portion	327,766	325,668
Long-Term Debt	$1,838,234	$1,888,706
*CNX is not a guarantor of CNXM's 4.75% Senior Notes due April 2030 or the CNXM Credit Facility.

At December 31, 2024, annual undiscounted maturities of CNX and CNXM long-term debt during the next five years and thereafter are as follows:

Year ended December 31,	Amount
2025	$—
2026	330,654
2027	—
2028	—
2029	559,500
Thereafter	1,300,000
Total Long-Term Debt Maturities	$2,190,154

During the year ended December 31, 2024, CNX completed a private offering of $400,000 aggregate principal amount of 7.25% CNX Senior Notes due March 2032 (the "CNX Senior Notes due March 2032"), less an underwriter discount and other issuance costs of $5,000. The CNX Senior Notes due March 2032, along with the related guarantees, were issued pursuant to an indenture dated February 23, 2024 and accrue interest from February 23, 2024, at a rate of 7.25% per year. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024. The CNX Senior Notes due March 2032 mature on March 1, 2032. Payment of the principal and interest on the notes is guaranteed by most of CNX’s subsidiaries but does not include CNXM (or its subsidiaries or general partner).

On January 21, 2025, the Company closed on a private offering of $200,000 aggregate principal amount of additional 7.25% CNX Senior Notes due March 2032. See Note 22 – Subsequent Event for more information.

During the year ended December 31, 2024, CNX purchased and retired $350,000 of its outstanding 7.25% Senior Notes due March 2027. As part of the transaction, a loss of $7,043 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income during the year ended December 31, 2024.

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

Pursuant to the terms of the Convertible Notes indenture, the Sale Price per share of common stock condition for conversion of the Convertible Notes was satisfied as of December 31, 2024, and, accordingly, holders of Convertible Notes are permitted to convert any of their Convertible Notes, at their option, at any time during the quarter beginning on January 1, 2025 and ending on March 31, 2025, subject to all terms and conditions set forth in the Convertible Notes indenture. The Convertible Notes are therefore classified as short-term debt at December 31, 2024.

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

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

	December 31,
	2024	2023
Liability Component:
Principal	$330,654	$330,654
Unamortized Issuance Costs	$(2,658)	$(4,586)
Net Carrying Amount	$327,996	$326,068

Fair Value	$953,613	$537,465
Fair Value Hierarchy	Level 2	Level 2

Interest expense related to the Convertible Notes is as follows:

	For the Years Ended December 31,
	2024	2023
Contractual Interest Expense	$7,440	$7,440
Amortization of Issuance Costs	1,928	1,873
Total Interest Expense	9,368	9,313

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

NOTE 13—LEASES:

CNX's leasing activities primarily consist of operating and finance leases for electric fracturing equipment, natural gas drilling rigs, CNX's corporate headquarters as well as field offices, a natural gas gathering pipeline and commercial vehicles. Some leases include options to renew ranging from a period of 1 to 5 years, which are not recognized as part of the lease right-of-use (ROU) assets or liabilities as they are not reasonably certain to be exercised.

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
On January 2, 2024, CNX entered into a new lease for an electric-powered drilling system that is expected to result in a finance lease asset, to be included within property, plant and equipment, and as a finance lease obligation of $18,823 in 2025, which is when the lease is expected to commence.
The components of lease cost were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Operating Lease Cost	$60,572	$63,087	$56,725
Finance Lease Cost:
Amortization of Right-of-Use Assets	2,898	1,628	665
Interest on Lease Liabilities	814	429	78
Short-term Lease Cost	1,533	2,357	7,784
Variable Lease Cost*	4,517	12,401	9,271
Total Lease Cost	$70,334	$79,902	$74,523
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
Amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2024	2023
Operating Leases:
Operating Lease Right-of-Use Assets	$98,713	$139,466

Current Portion of Operating Lease Obligations	$51,474	$53,791
Operating Lease Obligations	49,519	89,531
Total Operating Lease Liabilities	$100,993	$143,322

Finance Leases:
Property, Plant and Equipment	$31,751	$10,864
Less—Accumulated Depreciation, Depletion and Amortization	5,539	3,502
Property, Plant and Equipment—Net	$26,212	$7,362

Current Portion of Finance Lease Obligations	$4,236	$1,862
Finance Lease Obligations	21,040	5,500
Total Finance Lease Liabilities	$25,276	$7,362

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows for Operating Leases	$61,475	$64,139	$55,729
Operating Cash Flows for Finance Leases	$814	$429	$78
Financing Cash Flows for Finance Leases	$2,409	$1,627	$665
Right-of-Use Assets Obtained in Exchange for Lease Obligations:
Operating Leases	$13,996	$19,477	$36,758
Finance Leases	$20,407	$6,178	$1,742

Maturities of lease liabilities are as follows:

	Operating	Finance
	Leases	Leases
Year Ended December 31,
2024	$55,249	$5,767
2025	22,687	5,796
2026	6,490	5,498
2027	6,560	9,775
2028	6,620	1,385
Thereafter	13,849	2,466
Total Lease Payments	111,455	30,687
Less: Interest	10,462	5,411
Present Value of Lease Liabilities	$100,993	$25,276

Lease terms and discount rates are as follows:

	For the Years Ended December 31,
	2024	2023	2022
Weighted Average Remaining Lease Term (years):
Operating Leases	3.66	3.59	4.41
Finance Leases	4.35	4.08	4.01

Weighted Average Discount Rate:
Operating Leases	5.04%	4.84%	4.65%
Finance Leases	6.32%	7.35%	6.17%

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

The reconciliation of changes in the benefit obligation, plan assets and funded status of the pension benefits is as follows:

	December 31,
	2024	2023
Change in Benefit Obligation:
Benefit Obligation at Beginning of Period	$33,541	$32,223
Interest Cost	1,657	1,675
Actuarial (Gain) Loss	(1,696)	1,442
Benefits and Other Payments	(1,803)	(1,799)
Benefit Obligation at End of Period	$31,699	$33,541

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Period	$—	$—
Company Contributions	1,803	1,799
Benefits and Other Payments	(1,803)	(1,799)
Fair Value of Plan Assets at End of Period	$—	$—

Funded Status:
Current Liabilities	$(1,908)	$(1,886)
Noncurrent Liabilities	(29,791)	(31,655)
Net Obligation Recognized	$(31,699)	$(33,541)

Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Net Actuarial Loss	$7,235	$9,153
Prior Service Cost	620	842
Total	7,855	9,995
Less: Tax Benefit	2,143	2,694
Net Amount Recognized	$5,712	$7,301

The components of the net periodic benefit cost are as follows:

	For the Years Ended December 31,
	2024	2023	2022
Components of Net Periodic Benefit Cost:
Interest Cost	1,657	1,675	1,035
Amortization of Prior Service Cost	221	222	221
Recognized Net Actuarial Loss	223	173	510
Net Periodic Benefit Cost	$2,101	$2,070	$1,766

CNX utilizes a corridor approach to amortize actuarial gains and losses that have been accumulated under the pension plan. Cumulative gains and losses that are in excess of 10% of the greater of either the projected benefit obligation (PBO) or the market-related value of plan assets are amortized over the expected remaining future lifetime of all plan participants for the pension plan.

The following table provides information related to the pension plan with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2024	2023
Projected Benefit Obligation	$31,699	$33,541
Accumulated Benefit Obligation	$31,699	$33,541
Fair Value of Plan Assets	$—	$—

Assumptions:

The weighted-average assumptions used to determine benefit obligations are as follows:

	As of December 31,
	2024	2023
Discount Rate	5.65%	5.15%
Rate of Compensation Increase	—%	—%
Interest Credited Rate	5.20%	4.74%

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

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	For the Years ended December 31,
	2024	2023	2022
Discount Rate	5.15%	5.43%	2.84%
Rate of Compensation Increase	—%	—%	—%
Interest Credited Rate	5.04%	4.81%	4.07%

Cash Flows:
The following benefit payments, which reflect expected future service, are expected to be paid:

Pension
Year ended December 31,	Benefits
2025	$1,908
2026	$1,987
2027	$2,085
2028	$2,187
2029	$2,306
Year 2030-2034	$13,674
NOTE 15—STOCK-BASED COMPENSATION:
CNX's Equity Incentive Plan provides for grants of stock-based awards to key employees and to non-employee directors. Amendments to the Equity Incentive Plan have been adopted and approved by the Board of Directors and the Company's shareholders since the commencement of the Equity Incentive Plan. Most recently, in May 2020, the Company's Shareholders adopted and approved a 10,775,000 increase to the total number of shares available for issuance. At December 31, 2024, 5,681,712 shares of common stock remained available for grant under the plan. The Equity Incentive Plan provides that the aggregate number of shares available for issuance will be reduced by one share for each share relating to stock options and by 1.62 for each share relating to Performance Share Units (PSUs) or Restricted Stock Units (RSUs). No award of stock options may be exercised under the Equity Incentive Plan after the tenth anniversary of the grant date of the award.

For those shares expected to vest, CNX recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term. Options and RSUs vest over a three-year term. PSUs granted in 2019 vested over a five-year term and PSUs granted after 2019 vest over a three-year term subject to performance conditions. PSUs granted in August 2023 vest over a seven-year term. If an employee leaves the Company, all unvested shares are forfeited. CNX recognizes forfeitures as they occur. The vesting of all awards will accelerate in the event of death and disability and may accelerate upon a change in control of CNX.

The total stock-based compensation expense recognized relating to CNX shares during the years ended December 31, 2024, 2023 and 2022 was $20,091, $20,235 and $16,375, respectively. The related deferred tax benefit totaled $14,243, $6,983 and $4,497, respectively.

As of December 31, 2024, CNX has $28,921 of unrecognized compensation cost related to all non-vested stock-based compensation awards, which is expected to be recognized over a weighted-average period of 2.5 years. When stock options are exercised, and restricted and performance stock unit awards become vested, the issuances are made from CNX's common stock shares.
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
The total fair value of options granted during each of the years ended December 31, 2024, 2023 and 2022 was $115 based on the following assumptions and weighted average fair values.

	December 31,
	2024	2023	2022
Weighted Average Fair Value of Grants	$10.40	$7.06	$10.60
Risk-free Interest Rate	4.49%	3.24%	3.02%
Expected Dividend Yield	—%	—%	—%
Expected Forfeiture Rate	—%	—%	—%
Expected Volatility	41.00%	48.70%	54.00%
Expected Term in Years	5.50	5.50	5.50
A summary of the status of stock options granted is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term (in	Value (in
	Shares	Price	years)	thousands)
Outstanding at December 31, 2023	2,085,870	$8.55
Granted	11,058	$23.20
Exercised	(1,149,671)	$7.10
Outstanding at December 31, 2024	947,257	$10.48	2.54	$24,804
Exercisable at December 31, 2024	936,199	$10.33	2.46	$24,656
At December 31, 2024, there were 542,774 employee stock options outstanding under the Equity Incentive Plan. Non-employee director stock options vest one year after the grant date. There are 404,483 stock options outstanding under these grants.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between CNX's closing stock price on the last trading day of the year ended December 31, 2024 and the option's exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2024. This amount varies based on the fair market value of CNX's stock. The total intrinsic value of options exercised for the years ended December 31, 2024, 2023 and 2022 was $19,608, $2,015 and $1,825, respectively.

Cash received from option exercises for the years ended December 31, 2024, 2023 and 2022 was $2,689, $1,760 and $1,197, respectively. The tax impact from option exercises totaled $5,196, $529 and $463 for the years ended December 31, 2024, 2023 and 2022, respectively.

Restricted Stock Units:

Under the Equity Incentive Plan, CNX grants certain employees and non-employee directors RSU awards, which entitle the holder to receive shares of common stock as the award vests. Non-employee director RSUs vest at the end of one year. Compensation expense is recognized over the vesting period of the units, described above. The total fair value of RSUs granted during the years ended December 31, 2024, 2023 and 2022 was $15,810, $16,194 and $16,852, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2024, 2023 and 2022 was $12,671, $12,321 and $11,811, respectively.

The following table represents the nonvested restricted stock units and their corresponding fair value (based upon the closing share price) at the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2023	1,596,540	$15.14
Granted	757,484	$20.87
Vested	(902,688)	$14.40
Forfeited	(21,252)	$17.83
Nonvested at December 31, 2024	1,430,084	$18.60
Performance Share Units:
Under the Equity Incentive Plan, CNX grants certain employees performance share unit awards, which entitle the holder to shares of common stock subject to the achievement of certain market and performance goals. Compensation expense is recognized over the performance measurement period of the units in accordance with the provisions of the Stock Compensation Topic of the FASB Accounting Standards Codification for awards with market and performance vesting conditions. The total fair value of performance share units granted during the years ended December 31, 2024, 2023 and 2022 was $9,713, $18,383 and $7,726, respectively. The total fair value of performance share units vested during the years ended December 31, 2024, 2023 and 2022 was $8,002, $4,563 and $949, respectively.
The following table represents the nonvested performance share units and their corresponding fair value (based upon the Monte Carlo Methodology for market-based awards and the stock price on the date of grant for performance-based awards) on the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2023	2,798,718	$10.77
Granted	612,818	$15.85
Vested	(753,673)	$10.62
Forfeited	(2,002)	$16.12
Nonvested at December 31, 2024	2,655,861	$11.98

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION:
The following are non-cash transactions that impact the investing and financing activities of CNX.
As of December 31, 2024, 2023 and 2022, CNX purchased goods and services related to capital projects in the amount of $30,905, $28,198 and $56,052, respectively, which are included in accounts payable.

The following table shows cash paid (received):

	For the Years Ended December 31,
	2024	2023	2022
Interest (Net of Amounts Capitalized)	$136,263	$122,279	$126,643
Income Taxes	$6,054	$7,329	$—

NOTE 17—CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:
CNX markets natural gas primarily to gas wholesalers in the United States. Concentration of credit risk is summarized below:

	December 31,
	2024	2023
Gas Wholesalers	$151,031	$99,493
NGL, Condensate & Processing Facilities	22,404	12,005
Other	6,196	4,705
Allowance for Credit Losses	(84)	(84)
Total Accounts Receivable Trade	$179,547	$116,119
As of December 31, 2024, a receivable of $15,018 due from NRG Business Marketing LLC (formerly Direct Energy Business Marketing LLC) was included in the Gas Wholesalers balance above. As of December 31, 2023, receivables of $13,416 due from NRG Business Marketing LLC and $11,611 due from DTE Energy were included. No other customers made up more than 10% of the total balances.
During the year ended December 31, 2024, sales to Citadel Energy Marketing LLC were $134,909 and sales to NRG Business Marketing LLC (formerly Direct Energy Business Marketing LLC) were $132,935, each of which comprised over 10% of the Company's revenue from contracts with external customers for the period.
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
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at December 31, 2024				Fair Value Measurements at December 31, 2023
Description	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Commodity Derivatives	$—	$(536,046)	*	$—	$—	$(55,701)	**	$—
Interest Rate Swaps	$—	$—		$—	$—	$1,099		$—
*Includes $2,309 of commodity derivatives that have been settled but not received and $23,212 that have been settled but not paid at December 31, 2024.
**Includes $6,741 of commodity derivatives that have been settled but not received and $900 that have been settled but not paid at December 31, 2023.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents (Excluding Restricted Cash)	$17,198	$17,198	$443	$443
Restricted Cash	$37,875	$37,875	$—	$—
Long-Term Debt (Excluding Debt Issuance Costs)	$2,175,386	$2,785,556	$2,226,034	$2,376,594
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

The total notional amounts of CNX's derivative instruments were as follows:

	December 31,		Forecasted to
	2024	2023	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,163.7	1,349.2	2028
Natural Gas Basis Swaps (Bcf)	688.7	760.3	2028
NGL Commodity Swaps (Mbbls)	351.0	81.0	2025
Interest Rate Swaps	$—	$410,000	2024

The gross fair value of CNX's derivative instruments was as follows:

	December 31,
	2024	2023
Current Assets:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$45,336	$168,532
NGL Commodity Swaps	90	1,003
Natural Gas Basis Swaps	42,499	77,540
Interest Rate Swaps	—	5,449
Total Current Assets	$87,925	$252,524

Other Non-Current Assets:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$117,875	$166,701
Natural Gas Basis Swaps	42,308	113,829
Total Other Non-Current Assets	$160,183	$280,530

Current Liabilities:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$300,994	$47,279
NGL Commodity Swaps	839	—
Natural Gas Basis Swaps	52,788	9,473
Interest Rate Swaps	—	4,350
Total Current Liabilities	$354,621	$61,102

Non-Current Liabilities:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$364,662	$484,357
Natural Gas Basis Swaps	64,871	42,197
Total Non-Current Liabilities	$429,533	$526,554

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Years Ended December 31,
	2024		2023		2022
Realized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$275,672		$62,567		$(1,971,287)
Natural Gas Basis Swaps	4,900		98,582		158,510
NGL Commodity Swaps	623		1,877		—
Total Realized Gain (Loss) on Commodity Derivative Instruments	281,195	*	163,026	**	(1,812,777)	***

Unrealized (Loss) Gain on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	(286,567)		1,858,060		(922,424)
Natural Gas Basis Swaps	(165,566)		(93,222)		71,426
NGL Commodity Swaps	(1,467)		788		—
Total Unrealized (Loss) Gain on Commodity Derivative Instruments	(453,600)		1,765,626		(850,998)

(Loss) Gain on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	(10,895)		1,920,627		(2,893,711)
Natural Gas Basis Swaps	(160,666)		5,360		229,936
NGL Commodity Swaps	(844)		2,665		—
Total (Loss) Gain on Commodity Derivative Instruments	$(172,405)		$1,928,652		$(2,663,775)
*Includes $2,309 of commodity derivatives that have been settled but not received and $23,212 that have been settled but not paid at December 31, 2024, and excludes $6,741 of commodity derivatives that have been settled but not received and $900 that have been settled but not paid at December 31, 2023.
**Includes $6,741 of commodity derivatives that have been settled but not received and $900 that have been settled but not paid at December 31, 2023, and excludes $77,662 of commodity derivatives that were settled but not paid at December 31, 2022.
***Includes $77,662 of commodity derivatives that were settled but not paid at December 31, 2022.

The effect of interest rate swaps on Interest Expense in the Company's Consolidated Statements of Income was as follows:

	For the Years Ended December 31,
	2024	2023	2022
Cash Received (Paid) in Settlement of Interest Rate Swaps	$1,103	$4,207	$(1,572)
Unrealized (Loss) Gain on Interest Rate Swaps	(1,099)	(3,463)	10,348
Gain on Interest Rate Swaps	$4	$744	$8,776

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

On July 22, 2021, CNX received a letter from the UMWA 1974 Pension Plan ("1974 Plan") requesting information related to the facts and circumstances surrounding the 2013 sale of certain of its coal subsidiaries to Murray Energy. The letter indicated that litigation related to potential withdrawal liabilities from the plan created by the 2019 bankruptcy of Murray Energy was reasonably foreseeable and at that time, no liability had been assessed. The 1974 Plan never issued an assessment to CNX. Following a period of discovery, CNX and the 1974 Plan mediated the claim in February 2024. By Agreement dated March 4, 2024, CNX settled the 1974 Plan claim for $75,000 which is payable over five-years with the initial payment made at the end of March 2024. Under the SDA, CONSOL became successor-in-interest to the “Coal Business” and accepted and agreed to assume and be responsible for all “Coal Liabilities.” The assumed “Coal Liabilities” are defined broadly in the SDA and specifically include claims, like the 1974 Plan claim, arising under ERISA; involving contributions or other obligations pursuant to any Benefits Plan; and any withdraw liabilities. CONSOL also unequivocally agreed to defend and indemnify CNX for all liabilities relating to, arising out of or resulting from any “Coal Liabilities.” CNX timely tendered the 1974 Plan claim to CONSOL for defense and indemnity in July 2021, which it denied. CNX continued to demand indemnity from CONSOL including prior to, during and after the March 2024 mediation. After CONSOL repudiated its contractual obligations to CNX, and after having timely fulfilled all SDA prerequisites for bringing the action, on March 7, 2024, CNX sued CONSOL for breach of contract seeking an order requiring CONSOL to indemnify CNX for the 1974 Plan claim settlement. On November 8, 2024, the court granted CNX’s Motion for Partial Summary Judgment (the “Summary Judgment Grant”), finding that CONSOL is obligated to indemnify CNX for its settlement of the 1974 Plan claim and to reimburse CNX for its attorney’s fees and costs to defend and resolve the underlying 1974 Plan claim. On December 31, 2024, CONSOL reimbursed CNX for the initial settlement payment made to the 1974 Plan, plus interest. As of December 31, 2024, the present value of the $75,000 settlement, less initial payments made, is recognized in Other Liabilities in the Consolidated Balance Sheets with the current portion recognized in Other Accrued Liabilities. A corresponding receivable was recognized in Other Non-Current assets in the Consolidated Balance Sheets as of December 31, 2024, with the current portion recognized in Other Receivables, net. These balances may be adjusted from time to time, as appropriate, to reflect changes in circumstances.

At December 31, 2024, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on CNX's financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$23,830	$23,830	$—	$—	$—
Other	3,326	3,326	—	—	—
Total Letters of Credit	27,156	27,156	—	—	—
Surety Bonds:
Employee-Related	2,250	2,250	—	—	—
Environmental	11,922	11,672	250	—	—
Firm Transportation	126,336	126,336	—	—	—
Financial Guarantees	72,720	72,720	—	—	—
Other	8,875	7,587	1,288	—	—
Total Surety Bonds	222,103	220,565	1,538	—	—
Total Commitments	$249,259	$247,721	$1,538	$—	$—

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

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of December 31, 2024, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$240,937
1 - 3 years	448,113
3 - 5 years	308,753
More than 5 years	492,130
Total Purchase Obligations	$1,489,933

NOTE 21—SEGMENT INFORMATION:

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.
Operating segments are components of an enterprise for which discrete financial information is available and regularly evaluated by the Chief Operating Decision Maker (CODM) for resource allocation and performance assessment. The company's CODM is its Chief Executive Officer and President. The Company’s segment structure reflects the financial information and reports used by the CODM to make decisions regarding the Company’s business, including resource allocations and performance assessments, as well as the current operating focus in compliance with ASC 280, Segment Reporting.
In November 2023, the FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 as of December 31, 2024. The most significant provision of ASU 2023-07 that impacted the Company was the disclosure of the CODM and the requirement to disclose significant segment expenses that are regularly provided to the CODM.
CNX's principal activity is to produce pipeline quality natural gas for sale primarily to gas wholesalers, and the Company has two reportable segments that conduct those operations: Shale and Coalbed Methane. The Other Segment includes nominal shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, exploration and production related other costs, New Technologies, as well as various other expenses that are managed outside the reportable segments as discussed below.
The CODM evaluates the performance of the Company’s reportable segments using (Loss) Income Before Income Tax to assess segment performance primarily by comparing it across segments for the current period as well as for prior periods. (Loss) Income Before Income Tax for each segment is based on revenue less identifiable operating and non-operating expenses. Certain expenses are managed outside the reportable segments and therefore are not allocated. These expenses include, but are not limited to, interest expense, other operating expense, and other corporate expenses such as selling, general and administrative costs.

Reportable segment results for the year ended December 31, 2024 are:

	For the year ended December 31, 2024
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$1,080,044	$105,119	$914	$1,186,077	(A)
Gain (Loss) on Commodity Derivative Instruments	260,395	20,675	(453,475)	(172,405)
Purchased Gas Revenue	—	—	59,467	59,467
Other Revenue and Operating Income	68,308	—	125,339	193,647	(B)
Total Revenue and Other Operating Income (Loss)	$1,408,747	$125,794	$(267,755)	$1,266,786
Lease Operating Expense	48,079	21,997	570	70,646
Transportation, Gathering and Compression	316,167	64,620	1,433	382,220
Production, Ad Valorem, and Other Fees	22,036	5,459	59	27,554
Depreciation, Depletion and Amortization	405,292	59,590	20,872	485,754
Interest Expense	—	—	150,594	150,594
Other Segment Items	—	—	270,380	270,380
Total Costs and Expenses	$791,574	$151,666	$443,908	$1,387,148
Income (Loss) Before Income Tax	$617,173	$(25,872)	$(711,663)	$(120,362)
(A) Included in Total Natural Gas, NGLs and Oil Revenue are sales of $134,909 to Citadel Energy Marketing LLC and $132,935 to NRG Business Marketing LLC (formerly Direct Energy Business Marketing LLC), each of which comprises over 10% of revenue from contracts with external customers for the period.

(B) Includes midstream revenue of $68,308 and equity in loss of unconsolidated affiliates of $1,314 for Shale and Other, respectively. Other also includes sales of environmental attributes of $95,490.

Other Segment Disclosures	For the year ended December 31, 2024
	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$6,669,076	$920,742	$922,085	$8,511,903	(C)
Capital Expenditures	$495,538	$29,329	$15,465	$540,332
(C) Includes investments in unconsolidated equity affiliates of $18,380.

Reportable segment results for the year ended December 31, 2023 are:

	For the year ended December 31, 2023
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$1,170,393	$130,763	$1,062	$1,302,218	(D)
Gain on Commodity Derivative Instruments	151,408	11,554	1,765,690	1,928,652
Purchased Gas Revenue	—	—	74,218	74,218
Other Revenue and Operating Income	66,559	—	63,301	129,860	(E)
Total Revenue and Other Operating Income	$1,388,360	$142,317	$1,904,271	$3,434,948
Lease Operating Expense	43,740	19,942	(349)	63,333
Transportation, Gathering and Compression	315,653	65,470	811	381,934
Production, Ad Valorem, and Other Fees	21,636	6,244	66	27,946
Depreciation, Depletion and Amortization	365,020	50,052	18,514	433,586
Interest Expense	—	—	143,278	143,278
Other Segment Items	—	—	161,946	161,946
Total Costs and Expenses	$746,049	$141,708	$324,266	$1,212,023
Income Before Income Tax	$642,311	$609	$1,580,005	$2,222,925
(D) Included in Total Natural Gas, NGLs and Oil Revenue are sales of $180,039 to Citadel Energy Marketing LLC and $165,465 to NRG Business Marketing LLC (formerly Direct Energy Business Marketing LLC), each of which comprises over 10% of revenue from contracts with external customers for the period.

(E) Includes midstream revenue of $66,559 and equity in earnings of unconsolidated affiliates of $2,942 for Shale and Other, respectively. Other also includes sales of environmental attributes of $40,685

	For the year ended December 31, 2023
Other Segment Disclosures	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$6,656,655	$948,795	$1,021,207	$8,626,657	(F)
Capital Expenditures	$629,631	$36,804	$12,969	$679,404
(F) Includes investments in unconsolidated equity affiliates of $13,682.

Reportable segment results for the year ended December 31, 2022 are:

	For the year ended December 31, 2022
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$3,334,677	$314,695	$2,740	$3,652,112	(G)
Loss on Commodity Derivative Instruments	(1,672,974)	(139,131)	(851,670)	(2,663,775)
Purchased Gas Revenue	—	—	185,552	185,552
Other Revenue and Operating Income	69,618	—	17,704	87,322	(H)
Total Revenue and Other Operating Income (Loss)	$1,731,321	$175,564	$(645,674)	$1,261,211
Lease Operating Expense	49,589	17,375	(306)	66,658
Transportation, Gathering and Compression	319,423	49,058	1,179	369,660
Production, Ad Valorem, and Other Fees	33,307	11,792	(134)	44,965
Depreciation, Depletion and Amortization	388,641	53,201	19,373	461,215
Interest Expense	—	—	127,689	127,689
Other Segment Items	—	—	402,971	402,971
Total Costs and Expenses	$790,960	$131,426	$550,772	$1,473,158
Income (Loss) Before Income Tax	$940,361	$44,138	$(1,196,446)	$(211,947)
(G) Included in Total Natural Gas, NGLs and Oil Revenue are sales of $453,501 to Direct Energy Business Marketing LLC, which comprises over 10%
of revenue from contracts with external customers for the period.

(H) Includes midstream revenue of $69,618 and equity in earnings of unconsolidated affiliates of $1,412 for Shale and Other, respectively.

	For the year ended December 31, 2022
Other Segment Disclosures	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$6,452,075	$959,126	$1,104,572	$8,515,773	(I)
Capital Expenditures	$544,914	$15,043	$5,797	$565,754
(I) Includes investments in unconsolidated equity affiliates of $11,714.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income:

	For the Years Ended December 31,
	2024	2023	2022
Total Segment Revenue from Contracts with External Customers	$1,313,852	$1,442,995	$3,907,282
(Loss) Gain on Commodity Derivative Instruments	(172,405)	1,928,652	(2,663,775)
Other Operating Income	125,339	63,301	17,704
Total Consolidated Revenue and Other Operating Income	$1,266,786	$3,434,948	$1,261,211

NOTE 22—SUBSEQUENT EVENT:
On January 27, 2025, the Company completed the acquisition of the natural gas upstream and associated midstream business of Apex Energy II, LLC, a portfolio company of funds managed by Carnelian Energy Capital Management, L.P., in the Appalachian Basin (“the Apex Transaction") for total cash consideration of approximately $505,000 subject to certain post-closing adjustments, including an effective date of October 1, 2024.

The Apex Transaction strategically expands CNX's existing stacked Marcellus and Utica undeveloped leasehold in the CPA region and provides an existing infrastructure footprint that can be leveraged for future development. Additionally, CNX expects operational and other development synergies to add incremental value to the core business in the coming years.

The accounting for the Apex Transaction is incomplete as of the date of filing due to the limited time since the closing date. The Company will provide additional disclosures in future filings.

On January 21, 2025, the Company closed on a private offering of $200,000 aggregate principal amount of additional 7.25% senior notes due 2032 (the "New Notes") at a price of 100.5% of par, plus accrued interest from September 1, 2024 to the date of closing. The New Notes were issued as additional notes under that certain indenture, dated February 23, 2014 (the "Indenture"), pursuant to which CNX previously issued $400,000 aggregate principal amount of 7.25% senior notes due 2032 (the "Initial Notes") (See Note 12 – Long-Term Debt). The New Notes are guaranteed by all of CNX's restricted subsidiaries that guarantee the CNX Credit Facility (see Note 10 – Revolving Credit Facilities) and will have identical terms as the Initial Notes, other than the issue date, the initial offering price and the first interest payment date, and the New Notes and the Initial Notes will be treated as a single class of securities under the Indenture and will vote together as a single class. CNX intends to use the net proceeds of the sale of the New Notes for general corporate purposes, including funding a portion of the costs associated with the Apex Transaction

NOTE 23—SUPPLEMENTAL GAS DATA (unaudited):

The following information was prepared in accordance with the FASB's Accounting Standards Update No. 2010-03, “Extractive Activities-Oil and Gas (Topic 932).” The supplementary information summarized below presents the results of natural gas and oil activities for the Company in accordance with the successful efforts method of accounting for production activities.

Capitalized Costs:

	As of December 31,
	2024	2023
Intangible Drilling Costs	$6,171,177	$5,902,498
Gas Gathering Assets	2,660,668	2,631,110
Proved Gas Properties	1,396,631	1,374,685
Unproved Gas Properties	721,692	724,401
Gas Wells and Related Equipment	1,657,272	1,513,945
Other Gas Assets	136,138	119,163
Total Property, Plant and Equipment	12,743,578	12,265,802
Accumulated Depreciation, Depletion and Amortization	(5,561,023)	(5,110,938)
Net Capitalized Costs	$7,182,555	$7,154,864
Costs incurred for property acquisition, exploration and development (*):

	For the Years Ended December 31,
	2024	2023	2022
Property Acquisitions:
Proved Properties	$10,362	$2,319	$19,766
Unproved Properties	15,061	26,405	14,802
Development**	500,402	637,711	526,092
Exploration	4,494	4,257	6,806
Total	$530,319	$670,692	$567,466
__________
(*)    Includes costs incurred whether capitalized or expensed.
(**)    Includes development costs for midstream of $23,135, $46,814 and $38,418 for the years ended December 31, 2024, 2023 and 2022, respectively.

Results of Operations for Producing Activities:

	For the Years Ended December 31,
	2024	2023	2022
Natural Gas, NGLs and Oil Revenue	$1,186,077	$1,302,218	$3,652,112
Realized Gain (Loss) on Commodity Derivative Instruments	281,195	163,026	(1,812,777)
Unrealized (Loss) Gain on Commodity Derivative Instruments	(453,600)	1,765,626	(850,998)
Purchased Gas Revenue	59,467	74,218	185,552
Total Revenue	1,073,139	3,305,088	1,173,889
Lease Operating Expense	70,646	63,333	66,658
Production, Ad Valorem and Other Fees	27,554	27,946	44,965
Transportation, Gathering and Compression	382,220	381,934	369,660
Purchased Gas Costs	57,248	69,924	185,383
Exploration Costs	8,446	10,447	8,298
Depreciation, Depletion and Amortization	485,754	433,586	461,215
Total Costs	1,031,868	987,170	1,136,179
Pre-tax Operating Income	41,271	2,317,918	37,710
Income Tax Expense	10,235	523,849	12,444
Results of Operations for Producing Activities excluding Corporate and Interest Costs	$31,036	$1,794,069	$25,266
The following is production, average sales price and average production costs, excluding ad valorem and severance taxes, per unit of production:

	For the Years Ended December 31,
	2024	2023	2022
Production (MMcfe)	550,814	560,366	580,169
Total Average Sales Price Before Effects of Commodity Derivative Financial Settlements (per Mcfe)	$2.15	$2.32	$6.29
Average Effects of Commodity Derivative Financial Settlements (per Mcfe)	$0.57	$0.32	$(3.35)
Total Average Sales Price Including Effects of Commodity Derivative Financial Settlements (per Mcfe)	$2.66	$2.61	$3.17
Average Lifting Costs, Excluding Ad Valorem and Severance Taxes (per Mcfe)	$0.13	$0.11	$0.11
During the years ended December 31, 2024, 2023 and 2022, the Company drilled 25.7, 30.8, and 37.0 net development wells, respectively. There were no net dry development wells in 2024, 2023 or 2022.
There were no net exploratory wells drilled during the years ended December 31, 2024, 2023 or 2022. There were no net dry exploratory wells in 2024, 2023 or 2022.
As of December 31, 2024, there were 4.98 net development wells and no exploratory wells drilled but uncompleted.
CNX is committed to provide 478.8 Bcf of gas under existing sales contracts or agreements over the course of the next four years. The Company expects to produce sufficient quantities from existing proved developed reserves to satisfy these commitments.
Most of the Company’s development wells and proved acreage are located in Virginia, West Virginia, Ohio and Pennsylvania. Some leases are beyond their primary term, but these leases are extended in accordance with their terms as long as certain drilling commitments or other term commitments are satisfied.

The following table sets forth, at December 31, 2024, the number of producing wells, developed acreage and undeveloped acreage:

	Gross(1)	Net(2)
Producing Gas Wells (including Gob Wells) - Working Interest	4,518	4,447
Producing Oil Wells - Working Interest	2	—
Producing Gas Wells - Royalty Interest	350	—
Producing Oil Wells - Royalty Interest	127	—
Acreage Position:
Proved Developed Acreage	416,500	416,500
Proved Undeveloped Acreage	27,941	27,941
Unproved Acreage	4,809,670	3,485,900
Total Acreage	5,254,111	3,930,341
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

Proved Oil and Gas Reserves Quantities:

Annually, the preparation of natural gas reserves estimates is completed in accordance with CNX prescribed internal control procedures, which include verification of input data into a gas reserves forecasting and economic evaluation software, as well as multi-functional management review. As part of the annual review, management reviews and approves changes in the future development plan and the impact to proved-undeveloped locations to ensure that annual changes are aligned with the overall strategic business plan of the Company. A detailed review is completed to ensure that all proved undeveloped locations will be fully developed within five-years of the reserves booking. As part of the development plan review, management reviews current well production data, acreage position, downstream infrastructure availability, operational leases and other commitments, financial capacity to complete the development and individual project economics in expected future gas pricing scenarios. The input data verification includes reviews of the price and operating, and development cost assumptions as well as tax rates by jurisdiction used in the economic model to determine the reserves. Also, the production volumes are reconciled between the system used to calculate the reserves and other accounting/measurement systems. The technical employee responsible for overseeing the preparation of the reserve estimates is a registered professional engineer in the state of West Virginia with over 20 years of experience in the oil and gas industry. The Company’s gas reserves results, which are reported in Note 23 – Supplemental Gas Data for the year ended December 31, 2024 in this Form 10-K, were audited by independent petroleum engineers, Netherland, Sewell & Associates, Inc. The technical person primarily responsible for overseeing the audit of the Company's reserves is a registered professional engineer in the state of Texas with over 21 years of experience in the oil and gas industry.

The oil and gas reserves estimates are as follows:

			Condensate	Consolidated
	Natural Gas	NGLs	& Crude Oil	Operations
	(MMcf)	(Mbbls)	(Mbbls)	(MMcfe)
Balance December 31, 2021 (a)	8,987,807	102,285	4,036	9,625,730
Revisions (b)	(339,878)	(6,140)	(1,768)	(387,320)
Price Changes	24,795	17	1	24,904
Extensions and Discoveries (e)	1,055,250	10,324	1,092	1,123,745
Production	(540,696)	(6,333)	(246)	(580,169)
Balance December 31, 2022 (a)	9,187,278	100,153	3,115	9,806,890
Revisions (c)	(698,397)	41,119	(453)	(454,409)
Price Changes	(382,311)	(12,733)	(1,101)	(465,314)
Extensions and Discoveries (e)	478,026	16,778	589	582,229
Production	(514,668)	(7,410)	(206)	(560,366)
Sales of Reserves In-Place	(146,936)	(3,196)	(363)	(168,288)
Balance December 31, 2023 (a)	7,922,992	134,711	1,581	8,740,742
Revisions (d)	(634,288)	1,921	(356)	(624,896)
Price Changes	(237,036)	(6,707)	(569)	(280,692)
Extensions and Discoveries (e)	1,092,556	30,465	112	1,276,018
Production	(496,922)	(8,825)	(157)	(550,814)
Sales of Reserves In-Place	(18,377)	(644)	(29)	(22,415)
Balance December 31, 2024 (a)	7,628,925	150,921	582	8,537,943

Proved developed reserves:
December 31, 2022	5,788,814	70,063	2,038	6,221,422
December 31, 2023	5,521,437	83,682	706	6,027,762
December 31, 2024	5,418,858	112,884	582	6,099,654

Proved undeveloped reserves:
December 31, 2022	3,398,464	30,090	1,077	3,585,468
December 31, 2023	2,401,555	51,029	875	2,712,980
December 31, 2024	2,210,067	38,037	—	2,438,289
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
(b)    The downward revisions in 2022 are partly due to changes in our five-year development plan that were driven by our continued focus on optimizing the development timing of our assets. These initiatives resulted in 298 Bcfe being removed. Additional downward revisions of 66 Bcfe are primarily the result of the plugging of a Shale well. Additionally, there was a 24 Bcfe reduction as a result of net performance revisions.
(c)    The downward revisions in 2023 are partly due to changes in our five-year development plan that were driven by development optimization initiatives where wells were shifted into the future. These initiatives resulted in 169 Bcfe being removed. Additional downward revisions of 710 Bcfe are due to the wells not being developed within five years of their original booking. The remaining negative revisions of 43 Bcfe are due to plugging and abandoning of wells due to mining and performance. These are partially offset by positive performance revisions of 467 Bcfe for proved undeveloped assets. The 467 Bcfe contains 146 Bcfe of reserves associated with wells that fell out due to price and were uneconomic but are in 2023 due to improved performance.

(d)    The downward revisions in 2024 are partly due to changes in our five-year development plan that were driven by development optimization initiatives where wells were shifted into the future. These initiatives resulted in 189 Bcfe being removed. Additional downward revisions of 284 Bcfe are due to the wells not being developed within five years of their original booking. Additionally, there were negative revisions of 65 Bcfe due to performance and 87 Bcfe due to wells that that were uneconomic.
(e)    Extensions and Discoveries in 2022, 2023, and 2024 are due to the addition of wells on the Company’s Shale acreage more than one offset location away with continued use of reliable technology. The Company uses reliable technologies when assigning reserves to undeveloped locations, including wire line open-hole log data, performance data, geological log cross sections, core data and statistical analysis. The statistical methods use production performance of analog wells and include data from operated and competitor wells. We also use geophysical data that includes data from our wells, published documents, state data-sites and data exchanges to confirm continuity of the formation. Total proved extensions and discoveries are a combination of proved developed and proved undeveloped reserves; and extensions and discoveries for proven developed reserves are associated with non-operated assets, operated assets and exploratory wells. In 2024, 2023, and 2022, the Company added 252 Bcfe, 42 Bcfe and 23 Bcfe, respectively, related to exploratory and non-operated wells.

For the Year
Ended
December 31,
2024
Proved Undeveloped Reserves (MMcfe)
Beginning Proved Undeveloped Reserves	2,712,980
Undeveloped Reserves Transferred to Developed (a)	(555,964)
Price Revisions	(226,829)
Revisions Due to Plan Changes (b)	(189,167)
Revisions Due to Changes Related to Well Performance (c)	(43,030)
Revisions Due to 5 Year Rule	(283,938)
Extension and Discoveries (d)	1,024,237
Ending Proved Undeveloped Reserves(e)	2,438,289
_________
(a)    During 2024, various exploration and development drilling and evaluations were completed. Approximately, $224,394 of capital was spent in the year ended December 31, 2024 related to undeveloped reserves that were transferred to developed.
(b)    The downward revisions for 2024 plan changes are due to changes in our five-year development plan that are driven by our continued focus on optimizing the development timing of our assets. These initiatives resulted in 189 Bcfe being removed.
(c)    The downward revision of 43 Bcfe are from positive performance revisions of 44 Bcfe and a negative revision of 87 Bcfe due to uneconomic wells, which resulted in them falling out of our 2024 reserves.
(d)    Extensions and discoveries are due mainly to the addition of 522 Bcfe related to 22 Marcellus wells within our Southwest Pennsylvania and Central Pennsylvania operations and 502 Bcfe related to 40 Utica wells within our Central Pennsylvania operations. The Company uses reliable technologies when assigning reserves to undeveloped locations, including wire line open-hole log data, performance data, geological log cross sections, core data and statistical analysis. The statistical methods use production performance of analog wells and include data from operated and competitor wells. We also use geophysical data that includes data from our wells, published documents, state data-sites and data exchanges to confirm continuity of the formation.
(e)    Included in proved undeveloped reserves at December 31, 2024 are approximately 312 Bcfe of reserves that have been reported for more than five years. These reserves are all attributable to acreage within the current operating plan identified by the life-of-mine timing maps for the Buchanan mine. These reserves specifically relate to GOB (a rubble zone formed in the cavity created by the extraction of coal) production due to a complex fracture being generated in the overburden strata above the mined seam. Mining operations take a significant amount of time, and our GOB forecasts are consistent with the future plans of the Buchanan Mine that was sold in March 2016 to Coronado IV LLC with the rights to this gas being retained by the Company. Evidence also exists that supports the continual operation of the mine beyond the current plan, unless there was an extreme circumstance resulting from an external factor. These reasons constitute the specific circumstances that exist to continue recognizing these reserves for CNX.

During the years ended December 31, 2024, 2023 and 2022, there have been no additions, reclassifications or capitalization of suspended exploratory well costs.
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

	December 31,
	2024	2023	2022
Future Cash Flows (a)
Revenues	$17,997,427	$20,281,496	$54,713,692
Production Costs	(8,034,256)	(8,515,152)	(10,225,451)
Development Costs (b)	(1,743,442)	(1,903,477)	(2,233,706)
Income Tax Expense	(2,083,504)	(2,507,151)	(10,695,511)
Future Net Cash Flows	6,136,225	7,355,716	31,559,024
Discounted to Present Value at a 10% Annual Rate	(3,297,503)	(4,245,681)	(20,796,325)
Total Standardized Measure of Discounted Net Cash Flows	$2,838,722	$3,110,035	$10,762,699
_________
(a)    For 2024, the future cash flows were computed using unweighted arithmetic averages of the closing prices on the first day of each month during 2024, adjusted for energy content and a regional price differential. For 2024, this adjusted natural gas price was $2.00 per Mcf, the adjusted oil/condensate price was $63.13 per barrel and the adjusted NGL price was $17.92 per barrel.

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

(b)    Development costs for 2024 include $705,070 of plugging and abandonment costs and $160,868 of midstream and water capital on an undiscounted pre-tax basis. On a PV-10 pre-tax discounted basis, these amounts equate to $94,169 and $131,711, respectively.

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
The following are the principal sources of change in the standardized measure of discounted future net cash flows for consolidated operations during:

	December 31,
	2024	2023	2022
Balance at Beginning of Period	$3,110,035	$10,762,699	$5,881,576
Net Changes in Sales Prices and Production Costs	(506,616)	(10,722,238)	6,774,652
Sales Net of Production Costs	(986,852)	(992,030)	(1,358,052)
Net Change Due to Revisions in Quantity Estimates	(229,940)	(155,807)	(472,831)
Net Change Due to Extensions, Discoveries and Improved Recovery	197,972	32,876	1,853,496
Development Costs Incurred During the Period	500,402	637,711	526,092
Difference in Previously Estimated Development Costs Compared to Actual Costs Incurred During the Period	(72,232)	(149,770)	(167,298)
Changes in Estimated Future Development Costs	(183,359)	(211,592)	(257,458)
Net Change in Future Income Taxes	102,450	2,647,842	(1,539,146)
Accretion	395,680	1,403,417	766,899
Timing and Other	511,182	(143,073)	(1,245,231)
Total Discounted Cash Flow at End of Period	$2,838,722	$3,110,035	$10,762,699
Note: Table excludes unrealized gain/loss on commodity derivative instruments.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2024 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of CNX's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on management's assessment and those criteria, management has concluded that CNX maintained effective internal control over financial reporting as of December 31, 2024.
The effectiveness of CNX's internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm in Part II. Item 9A of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting. There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CNX Resources Corporation

Opinion on Internal Control Over Financial Reporting

We have audited CNX Resources Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CNX Resources Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes and financial statement schedule listed in the Index at Item 15 (a) (2) of the Company and our report dated February 11, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 11, 2025

ITEM 9B.OTHER INFORMATION
Information Required to be Disclosed on Form 8-K for the Fiscal Quarter Ended December 31, 2024, But Not Reported.
None.
Other Information
On February 5, 2025, Hayley Scott, the Company’s Chief Risk Officer, and on February 7, 2025, Ravi Srivastava, the Company’s President, New Technologies, were notified that their positions had been eliminated, effective immediately, and both were offered and accepted other opportunities within the Company. Accordingly, Ms. Scott and Mr. Srivastava have ceased being executive officers of the Company.
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended December 31, 2024.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference from the information under the captions “PROPOSAL NO. 1-ELECTION OF DIRECTORS-Biographies of Nominees,” “BOARD OF DIRECTORS AND COMPENSATION INFORMATION and “DELINQUENT SECTION 16 REPORTS” in the Company's Proxy Statement for the annual meeting of shareholders to be held on May 1, 2025 (the “Proxy Statement”).

We have adopted insider trading policies and procedures applicable to our directors, officers, and employees, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the New York Stock Exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

Information About Our Executive Officers

The following is a list of CNX executive officers, their ages and their positions and offices held with CNX.

Name	Age	Position
Nicholas J. DeIuliis	56	President and Chief Executive Officer
Navneet Behl	52	Chief Operating Officer
Alan K. Shepard	44	Chief Financial Officer
Timothy S. Bedard	56	Executive Vice President, General Counsel and Corporate Secretary

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

CNX has a written Code of Employee Business Conduct and Ethics that applies to CNX's Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) and others. The Code of Employee Business Conduct and Ethics is available on CNX's website at www.cnx.com. Any amendments to, or waivers from, a provision of our Code of Employee Business Conduct and Ethics that applies to our Principal Executive Officer and Principal Financial and Accounting Officer that relates to any element enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.cnx.com.

By certification dated May 31, 2024, CNX's Chief Executive Officer certified to the New York Stock Exchange (NYSE) that he was not aware of any violation by the Company of the NYSE corporate governance listing standards. In addition, the required Sarbanes-Oxley Act, Section 302 certifications regarding the quality of our public disclosures were filed by CNX Resources as exhibits to this Form 10-K.

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

4.2	Indenture, dated as of March 14, 2019, by and among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., a national banking association, as Trustee, with respect to the 7.250% Senior Notes due 2027, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on March 14, 2019.
4.3	Indenture, dated as of May 1, 2020, by and among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on May 4, 2020.
4.4	Indenture, dated as of November 30, 2020, by and among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on November 30, 2020.
4.5	Indenture, dated as of September 22, 2021, among CNX Midstream Partners LP, the guarantors party thereto and UMB Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on September 22, 2021.
4.6	Indenture, dated as of September 26, 2022, by and among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on September 26, 2022.
4.7	Indenture, dated as of February 23, 2024, among CNX Resources Corporation, the subsidiary guarantors party thereto and UMB Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901), filed on February 23, 2024.

10.1	Fourth Amended and Restated Credit Agreement, dated as of May 17, 2024, by and among CNX Resources Corporation, the guarantors party thereto from time to time, the lenders party thereto from time to time and PNC Bank, National Association, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on May 17, 2024.
10.2	Second Amended and Restated Credit Agreement, dated as of May 17, 2024, by and among CNX Midstream Partners LP, the guarantors party thereto from time to time, the lenders party thereto from time to time and PNC Bank, National Association, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on May 17, 2024.
10.3	CNX Resources Corporation to CONSOL Energy Inc. Trademark License Agreement dated as of November 28, 2017, by and between the Company and CONSOL Energy Inc., incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
10.4	CONSOL Energy Inc. to CNX Resources Corporation Trademark License Agreement, dated as of November 28, 2017, by and between the Company and CONSOL Energy Inc., incorporated by reference to Exhibit 10.3 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
10.5	Form of Confirmation of Base Capped Call Transaction, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on May 4, 2020.
10.6	Form of Confirmation of Additional Capped Call Transaction, incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on May 4, 2020.
10.7	Purchase Agreement, dated as of April 28, 2020, by and among the Company, the subsidiary guarantors party thereto and J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC as representatives of the several initial purchasers named therein., incorporated by reference to Exhibit 1.1 to Form 8-K (file no. 001-14901) filed on May 4, 2020.
10.8	Purchase Agreement, dated as of September 8, 2020 by and among the Company, the subsidiary guarantors party thereto and BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers named therein., incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on September 9, 2020.
10.9	Purchase Agreement, dated as of November 24, 2020 by and among the Company, the subsidiary guarantors party thereto and BofA Securities, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on November 25, 2020.
10.10	Purchase Agreement, dated as of September 15, 2021 by and among CNX Midstream Partners LP, the subsidiary guarantors party thereto and Wells Fargo Securities, LLC, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on September 16, 2021.
10.11	Purchase Agreement, dated as of September 12, 2022, by and among the Company, the subsidiary guarantors party thereto and Citigroup Global Markets Inc., as representative of the initial purchasers named therein, incorporated by reference to Exhibit 1.1 to Form 8-K (file no. 001-14901) filed on September 13, 2022.
10.12	Purchase Agreement, dated as of February 12, 2024, among CNX Resources Corporation, the subsidiary guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein, incorporated by reference to Exhibit 1.1 to Form 8-K (file no. 001-14901) filed on February 14, 2024.
10.13*	Letter Agreement, dated August 24, 2007, by and between the Company and Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on August 24, 2007.
10.14*	Change in Control Agreement, dated as of December 30, 2008, by and between the Company and Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.7 to Form 10-K (file no. 001-14901) for the year ended December 31, 2008, filed on February 17, 2009.
10.15*	Change in Control Severance Agreement, dated as of February 4, 2021, by and between the Company and Alan Shepard, incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2022, filed on July 28, 2022.
10.16*	Change in Control Severance Agreement, dated as of January 30, 2023, by and between the Company and Navneet Behl, incorporated by reference to Exhibit 10.22 to Form 10-K (file no. 001-14901) for the year ended December 31, 2022, filed on February 9, 2023.
10.17*	Form of Indemnification Agreement for Directors and Executive Officers of the Company dated February 7, 2022, incorporated by reference to Exhibit 10.20 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022.
10.18*	Amended and Restated CNX Resources Corporation Executive Annual Incentive Plan, incorporated by reference to Exhibit 10.49 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.19*	CNX Resources Corporation Amended and Restated Equity and Incentive Compensation Plan, effective May 6, 2020, incorporated by reference to Exhibit 99.1 to Form 8-K (file no. 001-14901) filed on May 7, 2020.
10.20*	Amendment to CNX Resources Corporation Amended and Restated Equity and Incentive Compensation Plan, effective September 28, 2020, incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on September 28, 2020.
10.21*	Form of Employee Nonqualified Stock Option Agreement (May 26, 2016), incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2016, filed on July 29, 2016.

10.22*	Form of CNX Resources Corporation Non-Employee Director Non-Qualified Stock Option agreement (Amended and Restated on January 30, 2023), incorporated by reference to Exhibit 10.30 to Form 10-K (file no. 001-14901) for the year ended December 31, 2022, filed on February 9, 2023.
10.23*	Form of Non-Qualified Stock Option Agreement for Employees (for 2020 awards), incorporated by reference to Exhibit 10.31 to Form 10-K (file no. 001-14901) for the year ended December 31, 2019, filed on February 10, 2020.
10.24*	Form of Restricted Stock Unit Award Under CNX Resources Corporation Amended and Restated Equity and Incentive Compensation Plan for Non-Employee Directors (Amended and Restated on January 30, 2023), incorporated by reference to Exhibit 10.32 to Form 10-K (file no. 001-14901) for the year ended December 31, 2022, filed on February 9, 2023.
10.25*	Directors' Deferred Fee Plan (Amended and Restated on December 7, 2022), incorporated by reference to Exhibit 10.33 to Form 10-K (file no. 001-14901) for the year ended December 31, 2022, filed on February 9, 2023.
10.26*	Investment Election Form Relating to Directors' Deferred Fee Plan (Amended and Restated on January 30, 2023), incorporated by reference to Exhibit 10.34 to Form 10-K (file no. 001-14901) for the year ended December 31, 2022, filed on February 9, 2023.
10.27*	Form of Director Deferred Stock Unit Grant Agreement (Amended and Restated on January 30, 2023), incorporated by reference to Exhibit 10.35 to Form 10-K (file no. 001-14901) for the year ended December 31, 2022, filed on February 9, 2023.
10.28*	Amended and Restated Retirement Restoration Plan of CNX Resources Corporation, as amended and restated effective December 2, 2008, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.71 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.29*	Amended and Restated Supplemental Retirement Plan of CNX Resources Corporation effective January 1, 2007, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.72 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.30*	Amendment, effective May 30, 2019, to the Amended and Restated Supplemental Retirement Plan of CNX Resources Corporation, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2019, filed on July 30, 2019.
10.31*	Amendment, effective September 24, 2019, to the Amended and Restated Supplemental Retirement Plan of CNX Resources Corporation as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.61 to Form 10-K (file no. 001-14901) for the year ended December 31, 2019, filed on February 10, 2020.
10.32*	CNX Resources Corporation Defined Contribution Restoration Plan, effective January 1, 2012, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.73 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.33*	Amendment, dated as of July 1, 2018, to the CNX Resources Corporation Defined Contribution Restoration Plan, effective January 1, 2012, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2018, filed on August 2, 2018.
10.34*	Form of Restricted Stock Unit Award Agreement for CEO (for 2022 and 2023 awards), incorporated by reference to Exhibit 10.64 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022.
10.35*	Form of Performance Share Unit Award Agreement for CEO (for 2022 and 2023 awards), incorporated by reference to Exhibit 10.65 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022.
10.36*	Form of Performance-Based Restricted Stock Unit Award Agreement for CEO (for 2022 and 2023 awards), incorporated by reference to Exhibit 10.66 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022
10.37*	Form of Restricted Stock Unit Award Agreement for non-CEO (for 2022 and 2023 awards), incorporated by reference to Exhibit 10.67 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022.
10.38*	Form of Performance Share Unit Award Agreement for non-CEO (for 2022 and 2023 awards), incorporated by reference to Exhibit 10.68 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022.
10.39*	Form of Performance-Based Restricted Stock Unit Award Agreement for non-CEO (for 2022 and 2023 awards), incorporated by reference to Exhibit 10.69 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022.
10.40*	Form of Performance Share Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on August 1, 2023.

10.41*	Change in Control Severance Agreement, dated as of May 5, 2022, by and between the Company and Ravi Srivastava, incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2023, filed on April 27, 2023.
10.42*	Change in Control Severance Agreement, dated as of May 5, 2022, by and between the Company and Hayley F. Scott, filed herewith.
10.43*	Change in Control Severance Agreement, dated as of January 24, 2024, by and between the Company and Timothy S. Bedard, filed herewith.
10.44*	Form of Restricted Stock Unit Award Agreement for CEO (for awards made on or after 2024), filed herewith.
10.45*	Form of Performance Share Unit Award Agreement for CEO (for awards made on or after 2024), filed herewith.
10.46*	Form of Performance-Based Restricted Stock Unit Award Agreement for CEO (for awards made on or after 2024), filed herewith.
10.47*	Form of Restricted Stock Unit Award Agreement for non-CEO (for awards made on or after 2024), filed herewith.
10.48*	Form of Performance Share Unit Award Agreement for non-CEO (for awards made on or after 2024), filed herewith.
10.49*	Form of Performance-Based Restricted Stock Unit Award Agreement for non-CEO (for awards made on or after 2024), filed herewith.
19.1	Insider Trading Policy, filed herewith.
21	Subsidiaries of CNX Resources Corporation, filed herewith.
23.1	Consent of Ernst & Young LLP, filed herewith.
23.2	Consent of Netherland, Sewell & Associates, Inc, filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation, filed herewith.
99.1	Engineers' Audit Letter, filed herewith.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 11th day of February, 2025.

CNX RESOURCES CORPORATION

By:	/s/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Director, Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 11th day of February, 2025, by the following persons on behalf of the registrant in the capacities indicated:

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
Robert O. Agbede

SCHEDULE II
CNX RESOURCES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

		Additions	Deductions
	Balance at		Release of		Balance at
	Beginning	Charged to	Valuation	Charged to	End
	of Period	Expense	Allowance	Expense	of Period
Year Ended December 31, 2024
State Operating Loss Carry-Forwards	$39,264	$—	$—	$(2,385)	$36,879
Total	$39,264	$—	$—	$(2,385)	$36,879

Year Ended December 31, 2023
State Operating Loss Carry-Forwards	$76,871	$—	$—	$(37,607)	$39,264
Foreign Tax Credits	7,738	—	(7,738)	—	—
Total	$84,609	$—	$(7,738)	$(37,607)	$39,264

Year Ended December 31, 2022
State Operating Loss Carry-Forwards	$112,298	$10,815	$—	$(46,242)	$76,871
Charitable Contributions	96	—	(96)	—	—
Foreign Tax Credits	39,404	—	(31,666)	—	7,738
Total	$151,798	$10,815	$(31,762)	$(46,242)	$84,609