Form 10-Q
period 2025-03-31
CNX Resources Corp
filed 2025-04-24
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of April 14, 2025
Common stock, $0.01 par value	144,722,731

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

PART I : FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended
(Unaudited)	March 31,
Revenue and Other Operating Income:	2025	2024
Natural Gas, NGLs and Oil Revenue	$551,094	$325,972
(Loss) Gain on Commodity Derivative Instruments	(528,220)	7,528
Purchased Gas Revenue	11,550	14,277
Other Revenue and Operating Income	47,964	36,776
Total Revenue and Other Operating Income	82,388	384,553
Costs and Expenses:
Operating Expense
Lease Operating Expense	23,333	17,726
Production, Ad Valorem and Other Fees	7,273	7,624
Transportation, Gathering and Compression	95,159	96,651
Depreciation, Depletion and Amortization	127,062	118,650
Exploration and Production Related Other Costs	2,082	2,312
Purchased Gas Costs	11,209	13,584
Selling, General, and Administrative Costs	39,013	37,671
Other Operating Expense	14,080	24,633
Total Operating Expense	319,211	318,851
Other Expense
Other Expense (Income)	3,947	(5,399)
(Gain) Loss on Asset Sales and Abandonments, net	(9,583)	20,296
Loss on Debt Extinguishment	—	7,045
Interest Expense	41,612	37,441
Total Other Expense	35,976	59,383
Total Costs and Expenses	355,187	378,234
(Loss) Income Before Income Tax	(272,799)	6,319
Income Tax Benefit	(75,084)	(532)
Net (Loss) Income	$(197,715)	$6,851

(Loss) Earnings per Share
Basic	$(1.34)	$0.04
Diluted	$(1.34)	$0.04

Dividends Declared	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(Dollars in thousands)	March 31,
(Unaudited)	2025	2024
Net (Loss) Income	$(197,715)	$6,851
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $(26), $(30))	70	81

Comprehensive (Loss) Income	$(197,645)	$6,932

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,615	$17,198
Restricted Cash	10,272	37,875
Accounts and Notes Receivable:
Trade, net	246,765	179,547
Other Receivables, net	51,560	17,859
Supplies Inventories	27,591	14,572
Derivative Instruments	68,860	87,925
Prepaid Expenses	17,767	15,659
Total Current Assets	425,430	370,635
Property, Plant and Equipment:
Property, Plant and Equipment	13,667,826	13,037,948
Less—Accumulated Depreciation, Depletion and Amortization	5,771,499	5,653,837
Total Property, Plant and Equipment—Net	7,896,327	7,384,111
Other Non-Current Assets:
Operating Lease Right-of-Use Assets	85,666	98,713
Derivative Instruments	165,908	160,183
Goodwill	323,314	323,314
Other Intangible Assets	62,247	63,885
Other	87,817	111,062
Total Other Non-Current Assets	724,952	757,157
TOTAL ASSETS	$9,046,709	$8,511,903

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	March 31, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$144,376	$123,249
Derivative Instruments	770,980	354,621
Current Portion of Finance Lease Obligations	4,335	4,236
Current Portion of Long-Term Debt	328,300	327,766
Current Portion of Operating Lease Obligations	50,082	51,474
Other Accrued Liabilities	284,820	261,232
Total Current Liabilities	1,582,893	1,122,578
Non-Current Liabilities:
Long-Term Debt	2,353,350	1,838,234
Finance Lease Obligations	20,304	21,040
Operating Lease Obligations	37,834	49,519
Derivative Instruments	439,769	429,533
Deferred Income Taxes	604,526	696,136
Asset Retirement Obligations	124,253	119,189
Other	113,006	137,644
Total Non-Current Liabilities	3,693,042	3,291,295
TOTAL LIABILITIES	5,275,935	4,413,873
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 145,460,928 Issued and Outstanding at March 31, 2025; 148,879,640 Issued and Outstanding at December 31, 2024	1,456	1,490
Capital in Excess of Par Value	2,324,116	2,348,959
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	1,450,844	1,753,293
Accumulated Other Comprehensive Loss	(5,642)	(5,712)
TOTAL STOCKHOLDERS' EQUITY	3,770,774	4,098,030
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,046,709	$8,511,903

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
December 31, 2024	$1,490	$2,348,959	$1,753,293	$(5,712)	$4,098,030
(Unaudited)
Net Loss	—	—	(197,715)	—	(197,715)
Issuance of Common Stock	1	819	—	—	820
Purchase and Retirement of Common Stock	(42)	(34,471)	(91,648)	—	(126,161)
Shares Withheld for Taxes	—	—	(13,086)	—	(13,086)
Amortization of Stock-Based Compensation Awards	7	8,809	—	—	8,816
Other Comprehensive Income	—	—	—	70	70
March 31, 2025	$1,456	$2,324,116	$1,450,844	$(5,642)	$3,770,774
(Dollars in thousands)
December 31, 2023	$1,548	$2,384,910	$1,981,860	$(7,301)	$4,361,017
(Unaudited)
Net Income	—	—	6,851	—	6,851
Issuance of Common Stock		109	—	—	109
Purchase and Retirement of Common Stock	(24)	(19,269)	(28,989)	—	(48,282)
Shares Withheld for Taxes	—	—	(17,830)	—	(17,830)
Amortization of Stock-Based Compensation Awards	10	7,364	—	—	7,374
Other Comprehensive Income	—	—	—	81	81
March 31, 2024	$1,534	$2,373,114	$1,941,892	$(7,220)	$4,309,320

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended
Dollars in Thousands	March 31,
Cash Flows from Operating Activities:	2025	2024
Net (Loss) Income	$(197,715)	$6,851
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	127,062	118,650
Amortization of Deferred Financing Costs	2,668	2,399
Stock-Based Compensation	8,816	7,374
(Gain) Loss on Asset Sales and Abandonments, net	(9,583)	20,296
Loss on Debt Extinguishment	—	7,045
Loss (Gain) on Commodity Derivative Instruments	528,220	(7,528)
Loss on Other Derivative Instruments	—	1,211
Net Cash (Paid) Received in Settlement of Commodity Derivative Instruments	(88,285)	30,593
Deferred Income Taxes	(91,636)	(4,841)
Other	1,097	50
Changes in Operating Assets:
Accounts and Notes Receivable	(72,103)	(821)
Supplies Inventories	(13,019)	5,478
Prepaid Expenses	(2,108)	(4,234)
Changes in Other Assets	23,277	(45,367)
Changes in Operating Liabilities:
Accounts Payable	13,396	23,066
Accrued Interest	(14,419)	(14,603)
Other Operating Liabilities	24,565	(5,401)
Changes in Other Liabilities	(24,577)	44,847
Net Cash Provided by Operating Activities	215,656	185,065
Cash Flows from Investing Activities:
Capital Expenditures	(131,465)	(168,184)
Proceeds from Asset Sales	16,630	8,524
Investment in Equity Affiliates	(1,163)	—
Apex Acquisition (Net of Cash Acquired)	(517,599)	—
Net Cash Used in Investing Activities	(633,597)	(159,660)
Cash Flows from Financing Activities:
Payments on Long-Term Notes	—	(356,504)
Proceeds from CNXM Revolving Credit Facility Borrowings	92,250	72,200
Repayments of CNXM Revolving Credit Facility Borrowings	(85,600)	(86,000)
Proceeds from CNX Revolving Credit Facility Borrowings	772,950	341,400
Repayments of CNX Revolving Credit Facility Borrowings	(463,350)	(318,450)
Proceeds from Issuance of CNX Senior Notes	198,500	395,000
Payments on Other Debt	(960)	(487)
Proceeds from Issuance of Common Stock	820	109
Shares Withheld for Taxes	(13,086)	(17,830)
Purchases of Common Stock	(125,138)	(51,821)
Debt Issuance and Financing Fees	(631)	(1,477)
Net Cash Provided by (Used in) Financing Activities	375,755	(23,860)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(42,186)	1,545
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	55,073	443
Cash, Cash Equivalents and Restricted Cash at End of Period	$12,887	$1,988

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheet at December 31, 2024 has been derived from the Audited Consolidated Financial Statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2024 included in CNX Resources Corporation's ("CNX," "CNX Resources," the "Company," "we," "us," or "our") Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on February 11, 2025 (the "2024 Form 10-K").

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Cash & Cash Equivalents

Cash and cash equivalents of $2,615 and $17,198 as of March 31, 2025 and December 31, 2024, respectively, include cash on hand and on deposit at banking institutions as well as all highly liquid short-term securities with original maturities of three months or less.
Restricted Cash:
Restricted cash of $10,272 and $37,875 as of March 31, 2025 and December 31, 2024, respectively, consists of funds that the Company is contractually obligated to maintain in an escrow account. This obligation is in accordance with the terms of the purchase agreement to acquire the natural gas upstream and associated midstream business of Apex Energy II, LLC. See Note 4 – Acquisitions and Dispositions for more information.

Receivables

As of March 31, 2025 and December 31, 2024, Accounts Receivable - Trade were $246,765 and $179,547, respectively, and Other Receivables were $51,560 and $17,859, respectively.

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

The following represents activity related to the allowance for credit losses for the three months ended:

	March 31,
	2025	2024
Allowance for Credit Losses - Trade, Beginning of Year	$84	$84
Provision for Expected Credit Losses	—	—
Allowance for Credit Losses - Trade, End of Period	$84	$84

Allowance for Credit Losses - Other Receivables, Beginning of Year	$1,233	$2,847
Provision for Expected Credit Losses	(14)	107
Allowance for Credit Losses - Other Receivables, End of Period	$1,219	$2,954

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

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2025	2024
Anti-Dilutive Options	865,250	—
Anti-Dilutive Restricted Stock Units	1,820,979	402,929
Anti-Dilutive Performance Share Units	1,048,095	—
	3,734,324	402,929

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

The table below sets forth the potential common shares issuable upon conversion of the Convertible Notes that were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2025	2024
Convertible Notes	25,751,869	25,751,869

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended March 31,
	2025	2024
Options	82,007	811,437
Restricted Stock Units	632,388	827,776
Performance Share Units	483,570	753,673
	1,197,965	2,392,886

The computations for basic and diluted earnings per share are as follows:

	For the Three Months Ended March 31,
	2025	2024
Net (Loss) Income	$(197,715)	$6,851
Basic (Loss) Earnings Available to Shareholders	$(197,715)	$6,851

Effect of Dilutive Securities:
Add Back Interest on Convertible Notes (Net of Tax)	$—	$—
Diluted (Loss) Earnings Available to Shareholders	$(197,715)	$6,851

Weighted-Average Shares of Common Stock Outstanding	147,778,141	153,364,652
Effect of Diluted Shares:*
Options	—	1,144,414
Restricted Stock Units	—	1,021,583
Performance Share Units	—	621,072
Weighted-Average Diluted Shares of Common Stock Outstanding	147,778,141	156,151,721

(Loss) Earnings per Share:
Basic	$(1.34)	$0.04
Diluted	$(1.34)	$0.04
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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended March 31,
	2025	2024
Revenue from Contracts with Customers:
Natural Gas Revenue	$495,191	$279,237
NGL Revenue	54,001	44,865
Oil/Condensate Revenue	1,902	1,870
Total Natural Gas, NGL and Oil Revenue	551,094	325,972

Purchased Gas Revenue	11,550	14,277

Other Sources of Revenue and Other Operating Income:
(Loss) Gain on Commodity Derivative Instruments	(528,220)	7,528
Other Revenue and Operating Income	47,964	36,776
Total Revenue and Other Operating Income	$82,388	$384,553

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

For natural gas, NGL and oil revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $32,818 as of March 31, 2025. The Company expects to recognize net revenue of $20,165 in the next 12 months and $11,434 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGL and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For each of the three months ended March 31, 2025 and 2024, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—ACQUISITIONS AND DISPOSITIONS:

On January 27, 2025, the Company completed the acquisition of Apex Energy II, LLC, (“the Apex Transaction") for total cash consideration of approximately $517,599, net of $1,588 of cash received, and subject to certain post-closing adjustments. The Apex Transaction was classified as an asset acquisition under GAAP as substantially all the fair value of the acquired assets is concentrated in a group of similar identifiable assets, which are primarily oil and gas properties, wells, and well-related equipment. Therefore, the properties were recorded at the total consideration paid, including purchase price adjustments and capitalized transaction costs. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair value as of the acquisition date. The Apex Transaction expands CNX's existing Shale undeveloped leasehold in the central Pennsylvania region and provides an existing infrastructure footprint that can be leveraged for future development.

During the three months ended March 31, 2024, CNX closed on the sale of a non-core pipeline to a third party. The net cash proceeds of $2,001 are included in Proceeds from Asset Sales in the Consolidated Statements of Cash Flows and the net loss on the transaction of $26,265 is included in the (Gain) Loss on Asset Sales and Abandonments, net in the Consolidated Statements of Income.

Additionally, (Gain) Loss on Asset Sales and Abandonments, net in the Consolidated Statements of Income for the three months ended March 31, 2025 and 2024 and Proceeds from Asset Sales in the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 include the sale of various non-core assets (rights-of-way, surface acreage and other non-core oil and gas interests and assets), none of which were individually material.

NOTE 5—INCOME TAXES:

The effective tax rates for the three months ended March 31, 2025 and 2024 were 27.5% and (8.4)%, respectively. The effective tax rate for the three months ended March 31, 2025 and 2024 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation, federal tax credits, and state taxes.

The total amount of uncertain tax positions at March 31, 2025 and December 31, 2024 was $114,523 and $113,227, respectively. If these uncertain tax positions were recognized, approximately $114,523 and $113,227 would affect CNX's effective tax rate at March 31, 2025 and December 31, 2024, respectively. In 2025, CNX recognized an increase in unrecognized tax benefits of $1,296 for tax benefits resulting from tax positions anticipated to be claimed on our 2025 federal income tax return for additional federal tax credits.

CNX recognizes accrued interest and penalties related to uncertain tax positions in interest expense and income tax expense, respectively. As of March 31, 2025 and December 31, 2024, CNX had no accrued liabilities for interest and penalties related to uncertain tax positions.

CNX and its subsidiaries file federal income tax returns with the United States and tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2021.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT:

	March 31, 2025	December 31, 2024
Intangible Drilling Cost	$6,593,977	$6,171,177
Gas Gathering Equipment	2,705,746	2,660,668
Gas Wells and Related Equipment	1,767,206	1,657,272
Proved Gas Properties	1,433,330	1,396,631
Unproved Gas Properties	731,936	721,692
Surface Land and Other Equipment	180,467	180,408
Other	255,164	250,100
Total Property, Plant and Equipment	13,667,826	13,037,948
Less: Accumulated Depreciation, Depletion and Amortization	5,771,499	5,653,837
Total Property, Plant and Equipment - Net	$7,896,327	$7,384,111

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill:

All goodwill is attributed to the Midstream reporting unit within the Shale segment. Goodwill is evaluated for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount.

The accumulated impairment loss on goodwill is $473,045, resulting in a carrying value of $323,314 at both March 31, 2025 and December 31, 2024.

Other Intangible Assets:

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	March 31, 2025	December 31, 2024
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	47,505	45,867
Total Other Intangible Assets, net	$62,247	$63,885

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets was $1,638 for both the three months ended March 31, 2025 and 2024. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 8—REVOLVING CREDIT FACILITIES:
CNX:
CNX as borrower and certain of its subsidiaries (not including CNX Midstream Partners LP (CNXM)) as guarantor loan parties entered into a Fourth Amended and Restated Credit Agreement for a senior secured revolving credit facility (the “CNX Credit Facility”), dated as of May 17, 2024 and maturing on May 17, 2029. The senior secured revolving credit facility has a $2,250,000 borrowing base and $1,400,000 of elected commitments.
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
The CNX Credit Facility also requires that CNX maintain a maximum net leverage ratio of no greater than 3.50 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding derivative asset/liability position, and convertible note liability until one year prior to maturity, and borrowings under the revolver, measured quarterly. The calculation of all of the ratios excludes CNXM, its subsidiaries, and its general partner. CNX was in compliance with all financial covenants as of March 31, 2025.

At March 31, 2025, the CNX Credit Facility had $353,050 of borrowings outstanding, with a weighted average interest rate of 6.26% and $27,311 of letters of credit outstanding, leaving $1,019,639 of unused capacity. At December 31, 2024, the CNX Credit Facility had $43,450 borrowings outstanding, with a weighted average interest rate of 6.45% and $27,156 of letters of credit outstanding, leaving $1,329,394 of unused capacity.

CNXM:
CNXM as borrower and certain of its subsidiaries as guarantor loan parties entered into a Second Amended and Restated Credit Agreement for a senior secured revolving credit facility (the “CNXM Credit Facility"), dated as of May 17, 2024 and maturing on May 17, 2029. The CNXM Credit Facility has a $600,000 borrowing base and is not subject to semi-annual redetermination. CNX is not a guarantor under the CNXM Credit Facility.
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

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum net leverage ratio of no greater than between 5.00 to 1.00 (ranging to no greater than 5.25 to 1.00 in certain circumstances); (y) a maximum secured leverage ratio of no greater than 3.25 to 1.00; and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00; in each case as calculated in accordance with the terms and definitions determining such ratios contained in the CNXM Credit Facility. CNXM was in compliance with all financial covenants as of March 31, 2025.

At March 31, 2025, the CNXM Credit Facility had $22,700 of borrowings outstanding, with a weighted average interest rate of 6.34% and no letters of credit outstanding, leaving $577,300 of unused capacity. At December 31, 2024, the CNXM Credit Facility had $16,050 of borrowings outstanding, with a weighted average interest rate of 6.75%, and no letters of credit outstanding, leaving $583,950 of unused capacity.

NOTE 9—OTHER ACCRUED LIABILITIES:

	March 31, 2025	December 31, 2024
Royalties	$128,853	$100,518
Accrued Interest	31,394	45,812
Transportation Charges	19,725	17,922
Accrued Other Taxes	19,540	9,216
Deferred Revenue	17,830	20,696
Accrued Payroll & Benefits	7,324	7,357
Short-Term Incentive Compensation	2,964	22,580
Purchased Gas Payable	193	143
Other	42,194	22,205
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	12,875	12,875
Salary Retirement	1,928	1,908
Total Other Accrued Liabilities	$284,820	$261,232

NOTE 10—LONG-TERM DEBT:

	March 31, 2025	December 31, 2024
Senior Notes due March 2032 at 7.25% (Principal of $600,000 and $400,000 less Unamortized Discount of $5,788 and $4,479, respectively)	$594,212	$395,521
Senior Notes due January 2029 at 6.00%, Issued at Par Value	500,000	500,000
Senior Notes due January 2031 at 7.375% (Principal of $500,000 less Unamortized Discount of $4,366 and $4,554, respectively)	495,634	495,446
CNX Midstream Partners LP Senior Notes due April 2030 at 4.75% (Principal of $400,000 less Unamortized Discount of $2,933 and $3,077, respectively)*	397,067	396,923
CNX Revolving Credit Facility	353,050	43,450
Convertible Senior Notes due May 2026 at 2.25% (Principal of $330,654 less Unamortized Discount and Issuance Costs of $2,167 and $2,658, respectively)	328,487	327,996
CNX Midstream Partners LP Revolving Credit Facility*	22,700	16,050
Less: Unamortized Debt Issuance Costs	9,500	9,386
	2,681,650	2,166,000
Less: Current Portion	328,300	327,766
Long-Term Debt	$2,353,350	$1,838,234
*CNX is not a guarantor of CNXM's 4.75% Senior Notes due April 2030 or the CNXM Credit Facility.

During the three months ended March 31, 2025, the Company closed on a private offering of $200,000 aggregate principal amount of additional 7.25% senior notes due 2032 (the "New Notes") at a price of 100.5% of par, plus accrued interest from September 1, 2024 to the date of closing less an underwriter discount and other issuance costs of $1,500. The New Notes were issued as additional notes under that certain indenture, dated February 23, 2014 (the "Indenture"), pursuant to which CNX previously issued $400,000 aggregate principal amount of 7.25% senior notes due 2032 (the "Initial Notes"). The New Notes are guaranteed by all of CNX's restricted subsidiaries that guarantee the CNX Credit Facility (see Note 8 – Revolving Credit Facilities) and will have identical terms as the Initial Notes, other than the issue date, the initial offering price and the first interest payment date, and the New Notes and the Initial Notes will be treated as a single class of securities under the Indenture and will vote together as a single class.

During the three months ended March 31, 2024, CNX completed a private offering of $400,000 aggregate principal amount of 7.25% CNX Senior Notes due March 2032 (the "CNX Senior Notes due March 2032") less an underwriter discount and other issuance costs of $5,000. The CNX Senior Notes due March 2032, along with the related guarantees, were issued pursuant to an indenture dated February 23, 2024 and accrue interest from February 23, 2024 at a rate of 7.25% per year. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024. The CNX Senior Notes due March 2032 mature on March 1, 2032. Payment of the principal and interest on the notes is guaranteed by most of CNX’s subsidiaries but does not include CNXM (or its subsidiaries or general partner).

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

Pursuant to the terms of the Convertible Notes indenture, the Sale Price per share of Common Stock condition for conversion of the Convertible Notes was satisfied as of March 31, 2025, and, accordingly, holders of Convertible Notes are permitted to convert any of their Convertible Notes, at their option, at any time during the quarter beginning on April 1, 2025 and ending on June 30, 2025, subject to all terms and conditions set forth in the Convertible Notes indenture. The Convertible Notes are therefore classified as short-term debt at March 31, 2025.

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

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

	March 31, 2025	December 31, 2024
Liability Component:
Principal	$330,654	$330,654
Unamortized Issuance Costs	(2,167)	(2,658)
Net Carrying Amount	$328,487	$327,996

Fair Value	$812,738	$953,613
Fair Value Hierarchy	Level 2	Level 2

Interest expense related to the Convertible Notes is as follows:

	For the Three Months Ended March 31,
	2025	2024
Contractual Interest Expense	$1,860	$1,860
Amortization of Issuance Costs	491	477
Total Interest Expense	$2,351	$2,337

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

On July 22, 2021, CNX received a letter from the UMWA 1974 Pension Plan ("1974 Plan") requesting information related to the facts and circumstances surrounding the 2013 sale of certain of its coal subsidiaries to Murray Energy. The letter indicated that litigation related to potential withdrawal liabilities from the plan created by the 2019 bankruptcy of Murray Energy was reasonably foreseeable and at that time, no liability had been assessed. The 1974 Plan never issued an assessment to CNX. Following a period of discovery, CNX and the 1974 Plan mediated the claim in February 2024. By agreement dated March 4, 2024, CNX settled the 1974 Plan claim for $75,000 which is payable over five-years with the initial payment made at the end of March 2024. Under the SDA, CONSOL became successor-in-interest to the “Coal Business” and accepted and agreed to assume and be responsible for all “Coal Liabilities.” The assumed “Coal Liabilities” are defined broadly in the SDA and specifically include claims, like the 1974 Plan claim, arising under ERISA; involving contributions or other obligations pursuant to any Benefits Plan; and any withdraw liabilities. CONSOL also unequivocally agreed to defend and indemnify CNX for all liabilities relating to, arising out of or resulting from any “Coal Liabilities.” CNX timely tendered the 1974 Plan claim to CONSOL for defense and indemnity in July 2021, which it denied. CNX continued to demand indemnity from CONSOL including prior to, during and after the March 2024 mediation. After CONSOL repudiated its contractual obligations to CNX, and after having timely fulfilled all SDA prerequisites for bringing the action, on March 7, 2024, CNX sued CONSOL for breach of contract seeking an order requiring CONSOL to indemnify CNX for the 1974 Plan claim settlement. On November 8, 2024, the court granted CNX’s Motion for Partial Summary Judgment (the “Summary Judgment Grant”), finding that CONSOL is obligated to indemnify CNX for its settlement of the 1974 Plan claim and to reimburse CNX for its attorney’s fees and costs to defend and resolve the underlying 1974 Plan claim. As of March 31, 2025 and December 31, 2024, CONSOL has reimbursed CNX for all settlement payments made to the 1974 Plan, plus interest. The present value of the $75,000 settlement, less payments made, is recognized in Other Liabilities in the Consolidated Balance Sheets as of March 31, 2025, with the current portion recognized in Other Accrued Liabilities. A corresponding receivable, less payments received, is recognized in Other Non-Current assets in the Consolidated Balance Sheets as of March 31, 2025, with the current portion recognized in Other Receivables, net. These balances may be adjusted from time to time, as appropriate, to reflect changes in circumstances.

At March 31, 2025, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on CNX's financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$24,005	$24,005	$—	$—	$—
Other	3,306	3,306	—	—	—
Total Letters of Credit	27,311	27,311	—	—	—
Surety Bonds:
Employee-Related	2,250	2,250	—	—	—
Environmental	38,705	37,279	1,426	—	—
Firm Transportation	126,336	126,336	—	—	—
Financial Guarantees	72,720	71,720	1,000	—	—
Other	12,904	9,263	3,641	—	—
Total Surety Bonds	252,915	246,848	6,067	—	—
Other Guarantees	3,418	707	2,121	590	—
Total Commitments	$283,644	$274,866	$8,188	$590	$—

Excluded from the above table are commitments and guarantees entered into in conjunction with the spin-off of the Company's coal business in November 2017. Although CONSOL has agreed to indemnify CNX to the extent that CNX would be called upon to pay any of these liabilities, there is no assurance that CONSOL will satisfy its obligations to indemnify CNX in the event that CNX is so called upon (See Part II. Item 1A. Risk Factors of this Form 10-Q and in the 2024 Form 10-K for additional information).

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of March 31, 2025, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$240,814
1 - 3 years	474,046
3 - 5 years	298,391
More than 5 years	462,847
Total Purchase Obligations	$1,476,098

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

The total notional amounts of CNX's derivative instruments were as follows:

	March 31,	December 31,	Forecasted to
	2025	2024	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,121.6	1,163.7	2028
Natural Gas Basis Swaps (Bcf)	677.1	688.7	2028
NGL Commodity Swaps (Mbbls)	657.0	351.0	2026

The gross fair value of CNX's derivative instruments was as follows:

	March 31,	December 31,
	2025	2024
Current Assets:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$2,465	$45,336
NGL Commodity Swaps	106	90
Natural Gas Basis Swaps	66,289	42,499
Total Current Assets	$68,860	$87,925

Other Non-Current Assets:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$108,568	$117,875
Natural Gas Basis Swaps	57,340	42,308
Total Other Non-Current Assets	$165,908	$160,183

Current Liabilities:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$734,742	$300,994
NGL Commodity Swaps	1,399	839
Natural Gas Basis Swaps	34,839	52,788
Total Current Liabilities	$770,980	$354,621

Non-Current Liabilities:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$400,325	$364,662
Natural Gas Basis Swaps	39,444	64,871
Total Non-Current Liabilities	$439,769	$429,533

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended
	March 31,
	2025		2024
Realized (Loss) Gain on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$(83,477)		$60,309
Natural Gas Basis Swaps	(24,846)		(5,720)
NGL Commodity Swaps	(1,364)		64
Total Realized (Loss) Gain on Commodity Derivative Instruments	(109,687)	*	54,653	**

Unrealized (Loss) Gain on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	(504,143)		50,513
Natural Gas Basis Swaps	85,994		(95,921)
NGL Commodity Swaps	(384)		(1,717)
Total Unrealized Loss on Commodity Derivative Instruments	(418,533)		(47,125)

(Loss) Gain on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	(587,620)		110,822
Natural Gas Basis Swaps	61,148		(101,641)
NGL Commodity Swaps	(1,748)		(1,653)
Total (Loss) Gain on Commodity Derivative Instruments	$(528,220)		$7,528
*Includes $42,305 of commodity derivatives that have been settled but not paid at March 31, 2025, and excludes $2,309 of commodity derivatives that were settled but not received and $23,212 that were settled but not paid at December 31, 2024.
**Includes $30,170 of commodity derivatives that have been settled but not received and $270 that have been settled but not paid at March 31, 2024, and excludes $6,741 of commodity derivatives that were settled but not received and $900 that were settled but not paid at December 31, 2023.

The effect of interest rate swaps on Interest Expense in the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Cash Received in Settlement of Interest Rate Swaps	$—	$1,215
Unrealized Loss on Interest Rate Swaps	—	(1,211)
Gain on Interest Rate Swaps	$—	$4

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
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at March 31, 2025				Fair Value Measurements at December 31, 2024
Description	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Commodity Derivatives	$—	$(975,981)	*	$—	$—	$(536,046)	**	$—
*Includes $42,305 of commodity derivatives that have been settled but not paid at March 31, 2025.
**Includes $2,309 of commodity derivatives that have been settled but not received and $23,212 that have been settled but not paid at December 31, 2024.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$2,615	$2,615	$17,198	$17,198
Restricted Cash	$10,272	$10,272	$37,875	$37,875
Long-Term Debt (Excluding Debt Issuance Costs)	$2,691,150	$3,146,137	$2,175,386	$2,785,556
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
Operating segments are components of an enterprise for which discrete financial information is available and regularly evaluated by the Chief Operating Decision Maker (CODM) for resource allocation and performance assessment. The company's CODM is its Chief Executive Officer and President. The Company’s segment structure reflects the financial information and reports used by the CODM to make decisions regarding the Company’s business, including resource allocations and performance assessments, as well as the current operating focus. This structure is in compliance with ASC 280, Segment Reporting and ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which the Company adopted as of December 31, 2024.
CNX's principal activity is to produce pipeline quality natural gas for sale primarily to gas wholesalers, and the Company has two reportable segments that conduct those operations: Shale and Coalbed Methane. The Other Segment includes nominal shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, exploration and production related other costs, sales of environmental attributes, as well as various other expenses that are managed outside the reportable segments as discussed below.
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

Reportable segment results for the three months ended March 31, 2025 are:

	For the Three Months Ended March 31, 2025
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$507,555	$43,278	$261	$551,094	(A)
Loss on Commodity Derivative Instruments	(102,700)	(6,953)	(418,567)	(528,220)
Purchased Gas Revenue	—	—	11,550	11,550
Other Revenue and Operating Income	16,838	—	31,126	47,964	(B)
Total Revenue and Other Operating Income (Loss)	$421,693	$36,325	$(375,630)	$82,388
Lease Operating Expense	17,219	5,969	145	23,333
Transportation, Gathering and Compression	78,050	16,783	326	95,159
Production, Ad Valorem, and Other Fees	5,500	1,766	7	7,273
Depreciation, Depletion and Amortization	106,360	13,812	6,890	127,062
Interest Expense	—	—	41,612	41,612
Other Segment Items	—	—	60,748	60,748
Total Costs and Expenses	$207,129	$38,330	$109,728	$355,187
Income (Loss) Before Income Tax	$214,564	$(2,005)	$(485,358)	$(272,799)
(A) Included in Natural Gas, NGLs and Oil Revenue are sales of $64,800 to Citadel Energy Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(B) Includes midstream revenue of $16,838 and equity in loss of unconsolidated affiliates of $58 for Shale and Other, respectively. Other also includes sales of environmental attributes of $22,886.

	For the Three Months Ended March 31, 2025
Other Segment Disclosures	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$7,089,357	$912,921	$1,044,431	$9,046,709	(C)
Capital Expenditures	$127,679	$2,743	$1,043	$131,465
(C) Includes investments in unconsolidated equity affiliates of $18,323.

Reportable segment results for the three months ended March 31, 2024 are:

	For the Three Months Ended March 31, 2024
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$292,762	$32,863	$347	$325,972	(D)
Gain (Loss) on Commodity Derivative Instruments	50,779	3,846	(47,097)	7,528
Purchased Gas Revenue	—	—	14,277	14,277
Other Revenue and Operating Income	15,894	—	20,882	36,776	(E)
Total Revenue and Other Operating Income (Loss)	$359,435	$36,709	$(11,591)	$384,553
Lease Operating Expense	12,170	5,374	182	17,726
Transportation, Gathering and Compression	80,526	15,683	442	96,651
Production, Ad Valorem, and Other Fees	5,934	1,674	16	7,624
Depreciation, Depletion and Amortization	99,476	14,273	4,901	118,650
Interest Expense	—	—	37,441	37,441
Other Segment Items	—	—	100,142	100,142
Total Costs and Expenses	$198,106	$37,004	$143,124	$378,234
Income (Loss) Before Income Tax	$161,329	$(295)	$(154,715)	$6,319
(D) Included in Natural Gas, NGLs and Oil Revenue are sales of $42,909 to NRG Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(E) Includes midstream revenue of $15,894 and equity in loss of unconsolidated affiliates of $250 for Shale and Other, respectively. Other also includes sales of environmental attributes of $12,769.

	For the Three Months Ended March 31, 2024
Other Segment Disclosures	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$6,667,562	$939,781	$1,049,299	$8,656,642	(F)
Capital Expenditures	$152,874	$8,668	$6,642	$168,184
(F) Includes investments in unconsolidated equity affiliates of $13,631.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income:

	For the Three Months Ended March 31,
	2025	2024
Total Segment Revenue from Contracts with External Customers	$579,482	$356,143
(Loss) Gain on Commodity Derivative Instruments	(528,220)	7,528
Other Operating Income	31,126	20,882
Total Consolidated Revenue and Other Operating Income	$82,388	$384,553

NOTE 15—STOCK REPURCHASE:
As of March 31, 2025, the amount available under the current board-approved $2,900,000 stock repurchase program is $825,907 and it is not subject to an expiration date. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Company's Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans.

During the three months ended March 31, 2025, 4,186,185 shares were repurchased and retired at an average price of $29.88 per share for a total cost of $126,161. During the three months ended March 31, 2024, 2,384,994 shares were repurchased and retired at an average price of $20.14 per share for a total cost of $48,282. The one-percent excise tax under the Inflation Reduction Act of 2022 is included in total costs for both periods.

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION:

The following are non-cash transactions that impact the investing and financing activities of CNX.
As of March 31, 2025 and December 31, 2024, CNX purchased goods and services related to capital projects in the amount of $38,958 and $30,905, respectively, which are included in accounts payable.

The following table shows cash paid:

	For the Three Months Ended March 31,
	2025	2024
Interest	$53,325	$48,396
Income Taxes	$1,700	$—

NOTE 17—RECENT ACCOUNTING PRONOUNCEMENTS:

In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-04 - Debt with Conversion and Other Options (Subtopic 470-20). This ASU clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. An induced conversion is when a Company induces debt holders to convert their debt into equity shares under changed terms and involved additional consideration. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company is currently evaluating the impact of the adoption of this ASU but intends to settle the principal amount of the Convertible Notes in cash upon conversion as stated in Note 10 – Long-Term Debt.

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

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is still evaluating the impact of the adoption of this ASU.

In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. This ASU addresses more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company does not expect adoption of this ASU to have a material impact on its financial statements other than certain of our income tax disclosures.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q. The information provided below supplements, but does not form part of, CNX's financial statements. This discussion contains forward-looking statements that are based on the current views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from any such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact future operating performance or financial condition, please see "Part I. Item 1A. Risk Factors" and the section entitled "Forward-Looking Statements" contained in our Annual Report on Form 10-K for the year ended December 31, 2024, which we filed with the SEC on February 11, 2025 (the “2024 Form 10-K”). CNX does not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

General

CNX continually monitors factors that could cause actual results of operations to differ from historical results or current expectations. Examples include global events such as the current uncertainties in global financial markets, the conflict between Russia and Ukraine and announcements by the Organization of the Petroleum Exporting Countries that impact oil production, all of which have had an impact on global commodity prices. These and other factors could affect the Company’s operations, earnings and cash flows for any period and could cause such results to not be comparable to those of the same period in previous years. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

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

Hedging Update

Total hedged natural gas production for the second quarter of 2025 is 120.7 Bcf. CNX's annual gas hedge position is shown in the table below:

	2025	2026
Volumes Hedged (Bcf), as of 4/7/25	479.7(1)	439.7
1Includes actual settlements of 111.0 Bcf.

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

Other Updates

During the three months ended March 31, 2025, CNX completed the acquisition of Apex Energy II, LLC, (“the Apex Transaction") (see Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). The Apex Transaction expands CNX's existing Shale undeveloped leasehold in the central Pennsylvania region and provides an existing infrastructure footprint that can be leveraged for future development.

Results of Operations - Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Net (Loss) Income
CNX reported a net loss of $198 million, or loss per diluted share of $1.34, for the three months ended March 31, 2025, compared to net income of $7 million, or earnings per diluted share of $0.04, for the three months ended March 31, 2024.

Included in the loss for the three months ended March 31, 2025 was an unrealized loss on commodity derivative instruments of $418 million and a net gain on asset sales and abandonments of $10 million. Included in the earnings for the three months ended March 31, 2024 was an unrealized loss on commodity derivative instruments of $47 million and a net loss on asset sales and abandonments of $20 million. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the (gain) loss on asset sales and abandonments.

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

Non-GAAP Financial Measures Reconciliation

	For the Three Months Ended March 31,
(Dollars in millions)	2025	2024
Total Revenue and Other Operating Income	$82	$384
(Deduct) Add:
Purchased Gas Revenue	(11)	(14)
Unrealized Loss on Commodity Derivative Instruments	418	47
Other Revenue and Operating Income	(48)	(36)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$441	$381

Total Operating Expense	$319	$319
(Deduct):
Depreciation, Depletion and Amortization (DD&A) - Corporate	(6)	(5)
Exploration and Production Related Other Costs	(2)	(2)
Purchased Gas Costs	(11)	(13)
Selling, General and Administrative Costs	(39)	(38)
Other Operating Expense	(14)	(24)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$247	$237
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

	For the Three Months Ended March 31,
	2025		2024		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		147.8		140.4		7.4

Natural Gas, NGL and Oil Revenue	$551	$3.80	$326	$2.29	$225	$1.51
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement	(110)	(0.81)	55	0.42	(165)	(1.23)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	441	2.99	381	2.71	60	0.28
Lease Operating Expense	23	0.16	18	0.13	5	0.03
Production, Ad Valorem, and Other Fees	7	0.05	7	0.06	—	(0.01)
Transportation, Gathering and Compression	95	0.64	97	0.69	(2)	(0.05)
Depreciation, Depletion and Amortization (DD&A)	122	0.83	115	0.81	7	0.02
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	247	1.68	237	1.69	10	(0.01)
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$194	$1.31	$144	$1.02	$50	$0.29
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 7.4 Bcfe increase in sales volumes was primarily due to the Apex Transaction that was completed in the first quarter of 2025 (see Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information), the timing of when new wells were turned-in-line and an increase in NGL sales volumes due to an increase in ethane recoveries. The increase in volumes was offset, in part, by normal production declines.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense increased on a per unit basis primarily due to an increase in water disposal costs as more water was taken to disposal instead of being reused in well completions and an increase in repairs and maintenance expense.
•Transportation, gathering and compression expense decreased on a per unit basis due to a decrease in processing costs. The decrease in processing costs was primarily related to the change in production mix in the period-to-period comparison, which included an increase in dry gas volumes related to the Apex Transaction and an increase in lower cost ethane volumes. The decrease was also due to the overall increase in total sales volumes.
•Depreciation, depletion and amortization expense increased on a per unit basis primarily due to a slightly higher annual depletion rate.

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Three Months Ended March 31,
in thousands (unless noted)	2025	2024	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	12,205	11,239	966	8.6%
Sales Volume (Mbbls)	2,034	1,873	161	8.6%
Gross Price ($/Bbl)	$26.52	$23.94	$2.58	10.8%
Gross NGL Revenue	$54,001	$44,865	$9,136	20.4%

Oil/Condensate:
Sales Volume (MMcfe)	197	175	22	12.6%
Sales Volume (Mbbls)	33	29	4	13.8%
Gross Price ($/Bbl)	$57.66	$64.08	$(6.42)	(10.0)%
Gross Oil/Condensate Revenue	$1,902	$1,870	$32	1.7%

NATURAL GAS
Sales Volume (MMcf)	135,408	128,942	6,466	5.0%
Sales Price ($/Mcf)	$3.66	$2.17	$1.49	68.7%
Gross Natural Gas Revenue	$495,191	$279,237	$215,954	77.3%

Hedging Impact ($/Mcf)	$(0.81)	$0.42	$(1.23)	(292.9)%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement	$(109,687)	$54,652	$(164,339)	(300.7)%

The increase in Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure was primarily due to the 7.4 Bcfe increase in total sales volumes, the $1.49 per Mcf increase in natural gas sales price, when excluding the impact of hedging and the $2.58 per barrel increase in NGL prices. These increases were offset, in-part, by the impact of the change in the (loss) gain on commodity derivative instruments - cash settlement related to the Company's hedging program.

SEGMENT ANALYSIS for the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

	For the Three Months Ended				Difference to Three Months Ended
	March 31, 2025				March 31, 2024
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$508	$43	$—	$551	$216	$10	$(1)	$225
Loss on Commodity Derivative Instruments	(103)	(7)	(418)	(528)	(154)	(11)	(371)	(536)
Purchased Gas Revenue	—	—	11	11	—	—	(3)	(3)
Other Revenue and Operating Income	17	—	31	48	1	—	11	12
Total Revenue and Other Operating Income (Loss)	422	36	(376)	82	63	(1)	(364)	(302)
Lease Operating Expense	17	6	—	23	5	1	(1)	5
Production, Ad Valorem, and Other Fees	6	2	—	8	—	—	—	—
Transportation, Gathering and Compression	78	16	1	95	(3)	—	1	(2)
Depreciation, Depletion and Amortization	106	14	7	127	7	—	1	8
Exploration and Production Related Other Costs	—	—	2	2	—	—	—	—
Purchased Gas Costs	—	—	11	11	—	—	(2)	(2)
Selling, General and Administrative Costs	—	—	39	39	—	—	1	1
Other Operating Expense	—	—	14	14	—	—	(10)	(10)
Total Operating Expense	207	38	74	319	9	1	(10)	—
Other Expense	—	—	4	4	—	—	9	9
Gain on Asset Sales and Abandonments, net	—	—	(10)	(10)	—	—	(30)	(30)
Loss on Debt Extinguishment	—	—	—	—	—	—	(7)	(7)
Interest Expense	—	—	42	42	—	—	5	5
Total Other Expense	—	—	36	36	—	—	(23)	(23)
Total Costs and Expenses	207	38	110	355	9	1	(33)	(23)
Earnings (Loss) Before Income Tax	$215	$(2)	$(486)	$(273)	$54	$(2)	$(331)	$(279)

        SHALE SEGMENT

The Shale segment had earnings before income tax of $215 million for the three months ended March 31, 2025 compared to earnings before income tax of $161 million for the three months ended March 31, 2024.

	For the Three Months Ended March 31,
	2025	2024	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	126.0	119.4	6.6	5.5%
NGLs Sales Volumes (Bcfe)*	12.2	11.2	1.0	8.9%
Oil/Condensate Sales Volumes (Bcfe)*	0.2	0.2	—	—%
Total Shale Sales Volumes (Bcfe)*	138.4	130.8	7.6	5.8%

Average Shale Gas Sales Price (per Mcf)	$3.58	$2.06	$1.52	73.8%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$(0.81)	$0.43	$(1.24)	(288.4)%
Average Sales Price - NGLs (per Mcfe)*	$4.42	$3.99	$0.43	10.8%
Average Sales Price - Oil/Condensate (per Mcfe)*	$9.59	$10.65	$(1.06)	(10.0)%

Total Average Shale Sales Price (per Mcfe)	$2.92	$2.63	$0.29	11.0%
Average Shale Lease Operating Expenses (per Mcfe)	0.12	0.09	0.03	33.3%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.04	0.04	—	—%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.56	0.62	(0.06)	(9.7)%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.77	0.77	—	—%
Total Average Shale Production Costs (per Mcfe)	$1.49	$1.52	$(0.03)	(2.0)%
Total Average Shale Production Margin (per Mcfe)	$1.43	$1.11	$0.32	28.8%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.
The Shale segment had natural gas, NGLs and oil/condensate revenue of $508 million for the three months ended March 31, 2025 compared to $292 million for the three months ended March 31, 2024. The $216 million increase was due primarily to a 73.8% increase in the average sales price for natural gas, a 5.8% increase in total Shale sales volumes and a 10.8% increase in the average sales price of NGLs. The increase in total Shale sales volumes was primarily due to the Apex Transaction that was completed in the first quarter of 2025 (see Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information), the timing of when new wells were turned-in-line and an increase in NGL sales volumes due to an increase in ethane recoveries. The increase in volumes was offset, in part, by normal production declines.

The increase in total average Shale sales price was primarily due to a $1.52 per Mcf increase in average gas sales price and a $0.43 per Mcfe increase in the average NGL sales price. These increases were offset in part by a $1.24 per Mcf change in the (loss) gain on commodity derivative instruments - cash settlements. The notional amounts associated with these financial hedges represented approximately 109.7 Bcf of the Company's produced Shale gas sales volumes for the three months ended March 31, 2025 at an average loss of $0.92 per Mcf hedged. For the three months ended March 31, 2024, these financial hedges represented approximately 92.2 Bcf at an average gain of $0.55 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $207 million for the three months ended March 31, 2025 compared to $198 million for the three months ended March 31, 2024. The increase in total dollars and decrease in unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $17 million for the three months ended March 31, 2025 compared to $12 million for the three months ended March 31, 2024. The increase in total dollars and unit costs was primarily related to an increase in water disposal costs as more water was taken to disposal instead of being reused in well completions and an increase in well tending expense.

•Shale transportation, gathering and compression costs were $78 million for the three months ended March 31, 2025 compared to $81 million for the three months ended March 31, 2024. The decrease in total dollars and unit costs was primarily due to lower processing costs due to the production mix of higher dry gas volumes and an increase in lower cost ethane volumes. The decrease in unit costs was also due to the increase in total Shale sales volumes.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $106 million for the three months ended March 31, 2025 compared to $99 million for the three months ended March 31, 2024. These amounts included depletion on a unit of production basis of $0.66 per Mcfe and $0.65 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third parties. The Shale segment had other revenue and operating income of $17 million for the three months ended March 31, 2025 compared to $16 million for the three months ended March 31, 2024. The increase in the period-to-period comparison was primarily due to an increase in third-party gathering volumes.

COALBED METHANE (CBM) SEGMENT
The CBM segment had a loss before income tax of $2 million for the three months ended March 31, 2025 compared to a nominal loss for the three months ended March 31, 2024.

	For the Three Months Ended March 31,
	2025	2024	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	9.3	9.5	(0.2)	(2.1)%

Average CBM Gas Sales Price (per Mcf)	$4.63	$3.46	$1.17	33.8%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$(0.74)	$0.41	$(1.15)	(280.5)%

Total Average CBM Sales Price (per Mcf)	$3.89	$3.87	$0.02	0.5%
Average CBM Lease Operating Expenses (per Mcf)	0.64	0.57	0.07	12.3%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.19	0.18	0.01	5.6%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.80	1.65	0.15	9.1%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.47	1.50	(0.03)	(2.0)%
Total Average CBM Production Costs (per Mcf)	$4.10	$3.90	$0.20	5.1%
Total Average CBM Production Margin (per Mcf)	$(0.21)	$(0.03)	$(0.18)	(600.0)%
The CBM segment had natural gas revenue of $43 million for the three months ended March 31, 2025 compared to $33 million for the three months ended March 31, 2024. The $10 million increase was due to a 33.8% increase in the average sales price for natural gas in the current period offset, in part, by a 2.1% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price increased $0.02 per Mcf due to a $1.17 per Mcf increase in average natural gas sales price offset, in part, by a $1.15 per Mcf change in the realized (loss) gain on commodity derivative instruments resulting from the Company's hedging program. The notional amounts associated with these financial hedges represented approximately 7.6 Bcf of the Company's produced CBM sales volumes for the three months ended March 31, 2025 at an average loss of $0.92 per Mcf hedged. For the three months ended March 31, 2024, these financial hedges represented approximately 6.9 Bcf at an average gain of $0.55 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $38 million for the three months ended March 31, 2025 compared to $37 million for the three months ended March 31, 2024. The increase in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $6 million for the three months ended March 31, 2025 compared to $5 million for the three months ended March 31, 2024. The increase in total dollars and unit costs was primarily due to an increase in well tending expense and repairs and maintenance. The increase in per unit costs was also due to the decrease in total CBM volumes.

•CBM transportation, gathering and compression costs were $16 million for both the three months ended March 31, 2025 and 2024. The increase in per unit costs was due to the decrease in CBM gas sales volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $14 million for both the three months ended March 31, 2025 and 2024. These amounts included depletion on a unit of production basis of $0.87 per Mcfe and $0.85 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER SEGMENT

The Other Segment includes nominal shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, sales of environmental attributes, exploration and production related other costs, as well as various other expenses that are managed outside the Shale and CBM segments such as selling, general and administrative (“SG&A”), interest expense and income taxes.
The Other Segment had a loss before income tax of $486 million for the three months ended March 31, 2025 compared to a loss before income tax of $155 million for the three months ended March 31, 2024. The decrease in total dollars is discussed below.

	For the Three Months Ended March 31,
	2025	2024	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.1	0.1	—	—%

Unrealized Loss on Commodity Derivative Instruments

For the three months ended March 31, 2025, the Other Segment recognized an unrealized loss on commodity derivative instruments of $418 million. For the three months ended March 31, 2024, the Other Segment recognized an unrealized loss on commodity derivative instruments of $47 million. The unrealized loss on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $11 million for the three months ended March 31, 2025 compared to $14 million for the three months ended March 31, 2024. Purchased gas costs were $11 million for the three months ended March 31, 2025 compared to $13 million for the three months ended March 31, 2024. The period-to-period decrease in purchased gas revenue was primarily due to a decrease in purchased gas sales volumes.

	For the Three Months Ended March 31,
	2025	2024	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	2.6	5.2	(2.6)	(50.0)%
Average Sales Price (per Mcf)	$4.45	$2.73	$1.72	63.0%
Purchased Gas Average Cost (per Mcf)	$4.31	$2.60	$1.71	65.8%

Other Operating Income

	For the Three Months Ended March 31,
(in millions)	2025	2024	Variance	Percent Change
Sales of Environmental Attributes	$23	$13	$10	76.9%
Equity Loss from Affiliates	—	(1)	1	100.0%
Water Income	3	2	1	50.0%
Excess Firm Transportation Income	5	6	(1)	(16.7)%
Total Other Operating Income	$31	$20	$11	55.0%

•Sales of environmental attributes include items such as (but are not limited to): carbon credits, air quality credits, renewable or alternative energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances. The quantities and types of environmental attributes we sell and the associated revenue can vary depending on a number of factors, including the market for these credits, changes to the various voluntary or compliance programs under which the credits are generated and sold, and our ability to strictly comply with the programs under which the attributes can be sold. The increase in the period-to-period comparison was due to an increase in the amount of environmental attributes sold.
•Equity loss from affiliates represents CNX’s share of earnings and losses from various entities, including interests in various oilfield service companies and an interest in a gas-fired generation facility located within CNX’s CBM field.
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
Exploration and Production Related Other Costs

	For the Three Months Ended March 31,
(in millions)	2025	2024	Variance	Percent Change
Land Rentals	$1	$1	$—	—%
Lease Expiration Costs	1	1	—	—%
Total Exploration and Production Related Other Costs	$2	$2	$—	—%

SG&A

SG&A includes costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, charitable contributions and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Three Months Ended March 31,
(in millions)	2025	2024	Variance	Percent Change
Long-term Equity-Based Compensation (Non-Cash)	$9	$7	$2	28.6%
Salaries, Wages and Employee Benefits	9	8	1	12.5%
Contributions and Advertising	2	2	—	—%
Short-term Incentive Compensation	2	4	(2)	(50.0)%
Other	17	17	—	—%
Total SG&A	$39	$38	$1	2.6%

•Long-term equity based compensation (non-cash) increased in the period-to-period comparison due to an increase in equity awards.
•Short-term compensation decreased $2 million due to lower projected payments for the current period resulting from a reduction in headcount.

Other Operating Expense

	For the Three Months Ended March 31,
(in millions)	2025	2024	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$4	$9	$(5)	(55.6)%
Water Expense	—	1	(1)	(100.0)%
Idle Equipment and Service Charges	1	2	(1)	(50.0)%
Inventory Adjustments	1	2	(1)	(50.0)%
Insurance Expense	2	1	1	100.0%
Environmental Attribute Fees	4	2	2	100.0%
Other	2	7	(5)	(71.4)%
Total Other Operating Expense	$14	$24	$(10)	(41.7)%

•Unutilized firm transportation and processing fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. In some instances, the Company may have the opportunity to realize more favorable net pricing by strategically choosing to sell natural gas into a market or to a customer that does not require the use of the Company’s own firm transportation capacity. Such sales would result in an increase in unutilized firm transportation expense. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Excess Firm Transportation Income in Other Operating Income. The decrease in period-to-period comparison was primarily due to lower fees in the current period, resulting from capacity optimization driven by colder weather.
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
•Other includes multiple one-time items in the period-to-period comparison. The decrease in the period-to-period comparison, was primarily due to the prior period including a $3 million charge related to a prior-year sales and use tax audit settlement and a $3 million charge related to a prior year pipeline tariff filing. No such transactions occurred in the current period.

Other Expense (Income)

	For the Three Months Ended March 31,
(in millions)	2025	2024	Variance	Percent Change
Other Income
Litigation Recoveries	$—	$7	$(7)	(100.0)%
Right-of-Way Sales	—	1	(1)	(100.0)%
Other	1	2	(1)	(50.0)%
Total Other Income	$1	$10	$(9)	(90.0)%

Other Expense
Professional Services	$1	$1	$—	—%
Bank Fees	3	3	—	—%
Other Corporate Expense	1	1	—	—%
Total Other Expense	$5	$5	$—	—%

Total Other Expense (Income)	$4	$(5)	$9	180.0%

•CNX pursues legal recoveries when certain circumstances arise. The decrease in litigation recoveries in the period-to-period comparison was the result of various recoveries that occurred in the prior period. No such transactions occurred in the current period.

(Gain) Loss on Asset Sales and Abandonments, net

A net gain on asset sales and abandonments of $10 million was recognized in the three months ended March 31, 2025 compared to a net loss of $20 million in the three months ended March 31, 2024. The net gain recognized in the three months ended March 31, 2025 primarily relates to sale of various non-core assets (primarily rights-of-way, surface acreage and other non-core oil and gas interests), offset in part by a $6 million loss on the sale of a non-core midstream facility to a third party. The net loss recognized in the three months ended March 31, 2024 primarily relates to a $26 million loss on the sale of a non-core pipeline to a third party offset, in part, by the sale of various other non-core assets (primarily rights-of-way, surface acreage and other non-core oil and gas interests). (See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

Loss on Debt Extinguishment

A loss on debt extinguishment of $7 million was recognized in the three months ended March 31, 2024 in connection with CNX's repurchase of $350 million of the 7.25% Senior Notes due March 2027 at an average price equal to 101.9% of the principal amount. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. No such transactions occurred in the current period.

Interest Expense

	For the Three Months Ended March 31,
(in millions)	2025	2024	Variance	Percent Change
Total Interest Expense	$42	$37	$5	13.5%

The $5 million increase in total interest expense was primarily due to higher borrowings on the CNX Credit Facility at higher interest rates and higher principal balances related to the long-term debt that was issued in 2025 offset, in part, by lower borrowings on the CNXM Credit Facility. See Note 8 – Revolving Credit Facilities and Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Three Months Ended March 31,
(in millions)	2025	2024	Variance	Percent Change
Total Company (Loss) Earnings Before Income Tax	$(273)	$6	$(279)	(4,650.0)%
Income Tax Benefit	$(75)	$(1)	$(74)	7,400.0%
Effective Income Tax Rate	27.5%	(8.4)%	35.9%

The effective income tax rates for the three months ended March 31, 2025 and 2024 were 27.5% and (8.4)%, respectively. The effective tax rate for the three months ended March 31, 2025 and 2024 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation, federal tax credits, and state taxes. See Note 5 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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
As of March 31, 2025, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices, CNX currently expects to remain in compliance with its debt covenants.

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

Factors that may Impact our Liquidity
•The Company’s cash on hand and access to additional liquidity. Cash, cash equivalents and restricted cash were $13 million as of March 31, 2025 and $55 million as of December 31, 2024.
•Accounts and notes receivable - trade as of March 31, 2025 and December 31, 2024 were $247 million and $180 million, respectively. Our accounts and notes receivable balance may fluctuate as of any balance sheet date depending on the prices we receive for our natural gas and NGLs and the volumes sold.
•Capital expenditures are expected to range between $450 million to $500 million for the year ended December 31, 2025. For the three months ended March 31, 2025, CNX had capital expenditures of $131 million.
•Production volumes are expected to range between 605.0 Bcfe and 620.0 Bcfe for the year ended December 31, 2025. For the three months ended March 31, 2025, CNX had production volumes of 147.8 Bcfe.
•Prices for natural gas and NGLs are volatile, and an extended decline in the prices we receive for our natural gas and NGLs will adversely affect our financial condition and cash flows.
•In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas and NGL swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net liability of $976 million at March 31, 2025 and a net liability of $536 million at December 31, 2024. The Company has not experienced any issues of non-performance by derivative counterparties. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q for further discussion of our commodity risk management.

Cash Flows (in millions)

	For the Three Months Ended March 31,
	2025	2024	Change
Cash Provided by Operating Activities	$216	$185	$31
Cash Used in Investing Activities	$(634)	$(160)	$(474)
Cash Provided by (Used in) Financing Activities	$376	$(24)	$400
Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:
•Net income decreased $205 million in the period-to-period comparison.
•Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $417 million net change in commodity derivative instruments, an $87 million net decrease in deferred income taxes, a $64 million net decrease for various other changes in working capital, and a $30 million decrease in (gain) loss on asset sales and abandonments, net.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:
•Capital expenditures decreased $37 million primarily due to a decrease in drilling and completions activity.
•Proceeds from asset sales increased $8 million primarily due to the sale of various non-operated producing oil and gas assets primarily located in the Appalachian Basin. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the three months ended March 31, 2025, the Company completed The Apex Transaction, for total cash consideration of approximately $518 million, subject to certain post-closing adjustments. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:
•Proceeds from borrowings under the CNXM Credit Facility increased $20 million and repayments under the CNXM Credit Facility remained flat.
•Proceeds from borrowings under the CNX Credit Facility increased $432 million and repayments under the CNX Credit Facility increased $145 million.
•During the three months ended March 31, 2025, CNX issued $200 million aggregate principal amount of additional 7.25% senior notes due 2032 at a price of 100.5% of par. This issuance also included an underwriter discount and other issuance costs of $1.5 million, for net cash proceeds of $198.5 million. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the three months ended March 31, 2024, CNX paid $357 million to repurchase $350 million of CNX 7.25% Senior Notes due March 2027 at a price of 101.9% of the principal amount. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

•During the three months ended March 31, 2024, CNX issued $400 million aggregate principal amount of CNX 7.25% Senior Notes due March 2032 at par. The issuance included an underwriter discount and other issuance costs of $5 million, for net cash proceeds of $395 million. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the three months ended March 31, 2025, CNX repurchased $125 million of its common stock on the open market compared to $52 million during the three months ended March 31, 2024.

Commitments and Significant Contractual and Other Material Cash Obligations

The following is a summary of the Company's significant contractual and other material cash obligations at March 31, 2025 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$4,045	$7,468	$4,349	$—	$15,862
Gas Firm Transportation and Processing	236,769	466,578	294,042	462,847	1,460,236
Long-Term Debt	328,487	—	875,750	1,486,913	2,691,150
Interest on Long-Term Debt	160,721	307,182	254,648	134,219	856,770
Finance Lease Obligations	5,292	14,157	20,189	2,131	41,769
Interest on Finance Lease Obligations	2,483	4,117	1,836	130	8,566
Operating Lease Obligations	50,025	15,559	11,424	10,906	87,914
Interest on Operating Lease Obligations	3,252	2,981	1,786	1,287	9,306
Long-Term Liabilities—Employee Related (a)	2,151	4,548	4,677	20,981	32,357
Other Long-Term Liabilities (b)	237,051	48,500	20,400	104,753	410,704
Total Contractual Obligations (c)	$1,030,276	$871,090	$1,489,101	$2,224,167	$5,614,634
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

Debt
At March 31, 2025, CNX had total debt of $2,691 million, including the current portion of long-term debt of $328 million and excluding unamortized debt issuance costs. This long-term debt consisted of:
•An aggregate principal amount of $600 million of 7.25% Senior Notes due March 2032 less $6 million of unamortized discount. Interest on the notes is payable March 1 and September 1 of each year. Payment on the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $500 million of 6.00% Senior Notes due January 2029. Interest on the notes is payable January 15 and July 15 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $500 million of 7.375% Senior Notes due January 2031, less $4 million of unamortized discount. Interest on the notes is payable January 15 and July 15 each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $400 million of 4.75% Senior Notes due April 2030 issued by CNXM, less $3 million of unamortized discount. Interest on the notes is payable April 15 and October 15 of each year. Payment of the principal and interest on the notes is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of these notes.
•An aggregate principal amount of $353 million in outstanding borrowings under the CNX Credit Facility. Payment of the principal and interest on the CNX Credit Facility is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $330 million of 2.25% Convertible Senior Notes due May 2026, unless earlier redeemed, repurchased, or converted, less $2 million of unamortized discount and issuance costs. Interest on the notes is payable May 1 and November 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner). The Convertible Notes are classified as short-term debt at March 31, 2025.
•An aggregate principal amount of $23 million in outstanding borrowings under the CNXM Credit Facility. Payment of the principal and interest on the CNXM Credit Facility is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of the CNXM Facility.

Total Equity and Dividends
CNX had total equity of $3,771 million at March 31, 2025 compared to $4,098 million at December 31, 2024. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
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
Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at March 31, 2025. Management believes these items will expire without being funded. See Note 11 – Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

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

This discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The 2024 financial statements, included in our Form 10-K filed with the SEC, provide additional information about our operations, financial condition, critical accounting policies, and accounting estimates, and should be read alongside this Quarterly Report on Form 10-Q. Our significant accounting policies are described in Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Part II, Item 8 of the 2024 Form 10-K.

Forward-Looking Statements

We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Form 10-Q are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words "believe," "intend," "expect," "may," "should," "anticipate," "could," "estimate," "plan," "predict," "project," "will," or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe a strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•prices for natural gas and natural gas liquids (“NGLs”) are volatile and can fluctuate widely based upon a number of factors beyond our control, including supply and demand for our products;
•if natural gas prices decrease or operational efforts are unsuccessful, CNX Resources Corporation (CNX) may be required to record write-downs of the quantity and value of our proved natural gas properties;
•competition and consolidation within the natural gas industry may adversely affect our ability to sell our products and midstream services or other parts of the business;
•deterioration in the economic conditions in any of the industries in which our customers or their customers operate, a domestic or worldwide financial downturn, or negative credit market conditions may have a material adverse effect on our liquidity, results of operations, business and financial condition that CNX cannot predict;
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
•uncertainties exist in the estimation of the economic recovery of natural gas reserves;
•developing, producing and operating natural gas wells is subject to operating risks and hazards that could increase expenses, decrease our production levels and expose us to losses or liabilities that may not be fully covered under our insurance policies;
•our identified development locations are scheduled over multiple future years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their actual development;
•our exploration and development projects and midstream development require substantial capital expenditures and are subject to regulatory, environmental, political, legal and economic risks and if CNX fails to generate sufficient cash flow, obtain required capital or financing on satisfactory terms or respond to regulatory and political developments, our natural gas reserves may decline, and our operations and financial results may suffer;
•CNX may not be able to obtain the required personnel, services, equipment, parts and raw materials in a timely manner, in sufficient quantities or at reasonable costs to support our operations;
•if CNX cannot find adequate sources of water for our use or if CNX is unable to dispose of or recycle water produced from our operations at a reasonable cost and within applicable environmental rules, our ability to produce natural gas economically and in sufficient quantities could be impaired;
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
•changes in federal or state tax laws focused on natural gas exploration and development could cause our financial position and profitability to deteriorate;
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
•CNX and its subsidiaries are subject to various legal proceedings and investigations, which may have an adverse effect on our business;
•our current long-term debt obligations, the terms of the agreements that govern that debt, and the risks associated therewith, could adversely affect our business, financial condition, liquidity and results of operations;
•our borrowing base under our revolving credit facility could decrease for a variety of reasons including lower natural gas prices, declines in natural gas reserves, asset sales and lending requirements or regulations;
•the capped call transactions may affect the value of our convertible notes and our common stock, and subject CNX to counterparty performance risk;
•conversion of the convertible notes may dilute the ownership interest of existing shareholders or may otherwise depress the price of our common stock;
•CNX may be unable to raise the funds necessary to repurchase the convertible notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may impact our ability to repurchase the convertible notes or pay cash upon their conversion;
•the conditional conversion feature of the convertible notes, if triggered, may adversely affect our financial condition and operating results;
•provisions of our debt agreements, including the convertible notes, could delay or prevent an otherwise beneficial takeover of us;
•strategic determinations, including the allocation of capital and other resources to strategic opportunities, are subject to risk and uncertainties, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition;
•CNX does not completely control the timing of any divestitures that CNX may engage in, and they may not provide anticipated benefits. Additionally, CNX may be unable to acquire additional properties in the future and any acquired properties may not provide the anticipated benefits;
•there is no guarantee that CNX will continue to repurchase shares of our common stock under our current or any future share repurchase program at levels undertaken previously or at all;
•CNX may operate a portion of our business with one or more joint venture partners or in circumstances where CNX is not the operator, which may restrict our operational and corporate flexibility;
•in connection with the separation of our coal business, CONSOL Energy has agreed to indemnify us for certain liabilities, and we have agreed to indemnify CONSOL Energy for certain liabilities;
•cybersecurity incidents targeting our data systems, oil and natural gas industry systems and infrastructure, or the systems of our third-party service providers or business partners could materially adversely affect our business, financial condition or results of operations;
•terrorist activities could materially adversely affect our business and results of operations; and
•certain other factors addressed in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 under "Risk Factors".

Although forward-looking statements reflect our good faith beliefs at the time they are made, they involve known and unknown risks, uncertainties and other factors. For more information concerning factors that could cause actual results to differ materially from those conveyed in the forward-looking statements, including, among others, that our business plans may change as circumstances warrant, please refer to the “Risk Factors” and “Cautionary Statement regarding Forward-looking Statements” sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

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
For a summary of accounting policies related to derivative instruments, see Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of the 2024 Form 10-K.
CNX's open derivative instruments can cause earnings volatility relative to changes in market prices until the derivative contracts are either settled or are monetized prior to settlement. At March 31, 2025 and December 31, 2024 our open derivative instruments were in net liability positions with fair values of $976 million and $536 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at March 31, 2025 and December 31, 2024. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $577 million and $518 million at March 31, 2025 and December 31, 2024, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $577 million and $518 million at March 31, 2025 and December 31, 2024, respectively.
CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company has used derivative instruments in the past in order to manage risk related to interest rates, although there are currently no active agreements (see Note 12 – Derivative Instruments in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information). At March 31, 2025 and December 31, 2024, CNX had $2,331 million and $2,132 million, respectively, of aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $10 million and $9 million, respectively. At March 31, 2025 and December 31, 2024, CNX had $376 million and $59 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to the CNX Credit Facility, under which there were $353 million borrowings at March 31, 2025 and $43 million borrowings at December 31, 2024, and the CNXM Credit Facility, under which there were $23 million of borrowings at March 31, 2025 and $16 million at December 31, 2024. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of March 31, 2025 and December 31, 2024 by $4 million and $1 million, respectively, on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of April 7, 2025, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2025 Fixed Price Volumes
Hedged Bcf	N/A	120.8	119.8	121.0	361.6
Weighted Average Hedge Price per Mcf	N/A	$2.54	$2.60	$2.57	$2.57
2026 Fixed Price Volumes
Hedged Bcf	110.7	110.4	111.5	111.5	439.7*
Weighted Average Hedge Price per Mcf	$2.74	$2.69	$2.69	$2.67	$2.69
2027 Fixed Price Volumes
Hedged Bcf	83.4	82.6	83.5	80.0	328.4*
Weighted Average Hedge Price per Mcf	$3.27	$3.27	$3.27	$3.29	$3.27
2028 Fixed Price Volumes
Hedged Bcf	13.7	13.7	13.9	13.8	55.1
Weighted Average Hedge Price per Mcf	$3.52	$3.52	$3.52	$3.52	$3.52
2029 Fixed Price Volumes
Hedged Bcf	4.3	4.3	4.3	4.3	17.2
Weighted Average Hedge Price per Mcf	$0.02	$0.02	$0.02	$0.02	$0.02
*Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2025 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS
The financial conditions and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in "Item 1A. Risk Factors" in the 2024 Form 10-K. The risks described could materially and adversely affect CNX's business, financial condition, cash flows, and results of operations. CNX may experience additional risks and uncertainties not currently known; or, as a result of developments occurring in the future, conditions that are currently deemed to be immaterial may also materially and adversely affect CNX's business, financial condition, cash flows, and results of operations. There have been no material changes to the Company’s risk factors as set forth in the 2024 Form 10-K, except for the risk factor set forth below, which has been updated to reflect the estimated value of CNX’s guarantees of certain liabilities of CONSOL Energy as of March 31, 2025.

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

Pursuant to the Separation and Distribution Agreement and certain other agreements with CONSOL Energy, CNX and CONSOL Energy have agreed to indemnify the other for certain liabilities in each case for uncapped amounts. We remain liable as a guarantor on certain liabilities that were assumed by CONSOL Energy in connection with the separation. The estimated value of these guarantees was nominal as of March 31, 2025. Although CONSOL Energy agreed to indemnify us to the extent that we are called upon to pay any of these liabilities, there is no assurance that CONSOL Energy will satisfy its obligations to indemnify us in these situations.

Indemnities that CNX may be required to provide CONSOL Energy are not subject to any cap, may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that CONSOL Energy has agreed to retain, including in respect of certain statutory obligations related to, among others, health and environmental matters. For example, see disclosure in Note 20 – Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of the 2024 Form 10-K for further discussion regarding a lawsuit filed by the UMWA 1992 Benefit Plan against CNX and CONSOL Energy in May 2020.

Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnity from CONSOL Energy may not be sufficient to protect us against the full amount of such liabilities, and CONSOL Energy may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from CONSOL Energy any amounts for which we are held liable, CNX may be temporarily required to bear such losses. Each of these risks could negatively affect our business, results of operations and financial condition..

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the three months ended March 31, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
January 1, 2025 - January 31, 2025	648,308	$30.26	421,166	$938,906
February 1, 2025 - February 28, 2025	2,314,602	$29.55	2,118,316	$875,907
March 1, 2025 - March 31, 2025	1,652,614	$30.36	1,646,703	$825,907
Total	4,615,524		4,186,185

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

ITEM 5.     OTHER INFORMATION
Trading Arrangements

None of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Exchange Act adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2025.

ITEM 6.EXHIBITS

4.1
Indenture, dated as of February 23, 2024, among CNX Resources Corporation, the subsidiary guarantors party thereto and UMB Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on February 23, 2024.

10.1
Purchase Agreement, dated as of January 13, 2025, among CNX Resources Corporation, the subsidiary guarantors party thereto and BofA Securities, Inc., as representative of the initial purchasers named therein, incorporated by reference to Exhibit 1.1 to Form 8-K (file no. 001-14901) filed on January 14, 2025.

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

Dated: April 24, 2025

CNX RESOURCES CORPORATION

By:	/S/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Director, Chief Executive Officer and President (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ ALAN K. SHEPARD
Alan K. Shepard
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

By:	/S/ JASON L. MUMFORD
Jason L. Mumford
Vice President and Controller