Form 10-Q
period 2025-06-30
CNX Resources Corp
filed 2025-07-24
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of July 15, 2025
Common stock, $0.01 par value	141,418,560

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
Net wells - the percentage of ownership interest in a well that an owner has based on the working interest.
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
Proved developed reserves (PDPs) - proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
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
Remediated mine gas (RMG) - formerly referred to as coal mine methane (CMM) - any gaseous hydrocarbon that is extracted or released through wells, degasification boreholes, ventilation or bleeder shafts for the purposes of degasifying underground coal mining operations. Remediated mine gas may be extracted or released within or above mining activities and produced during, before, or after mining activity occurs or had occurred in connection with the degasification activities.
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

PART I : FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
(Unaudited)	June 30,		June 30,
Revenue and Other Operating Income:	2025	2024	2025	2024
Natural Gas, NGLs and Oil Revenue	$485,029	$236,233	$1,036,123	$562,205
Gain (Loss) on Commodity Derivative Instruments	421,121	14,095	(107,099)	21,623
Purchased Gas Revenue	10,408	11,029	21,959	25,306
Other Revenue and Operating Income	45,864	60,086	93,828	96,861
Total Revenue and Other Operating Income	962,422	321,443	1,044,811	705,995
Costs and Expenses:
Operating Expense
Lease Operating Expense	26,256	17,819	49,588	35,545
Production, Ad Valorem and Other Fees	9,668	6,638	16,941	14,263
Transportation, Gathering and Compression	96,953	91,709	192,112	188,359
Depreciation, Depletion and Amortization	152,595	117,541	279,657	236,191
Exploration and Production Related Other Costs	1,770	2,364	3,853	4,675
Purchased Gas Costs	9,402	10,371	20,611	23,955
Selling, General, and Administrative Costs	29,068	32,025	68,082	69,695
Other Operating Expense	21,014	21,077	35,095	45,710
Total Operating Expense	346,726	299,544	665,939	618,393
Other Expense
Other Expense (Income)	3,729	(676)	7,676	(6,074)
(Gain) Loss on Asset Sales and Abandonments, net	(17,715)	(814)	(27,298)	19,482
(Gain) Loss on Debt Extinguishment	—	(2)	—	7,043
Interest Expense	44,041	38,634	85,652	76,075
Total Other Expense	30,055	37,142	66,030	96,526
Total Costs and Expenses	376,781	336,686	731,969	714,919
Income (Loss) Before Income Tax	585,641	(15,243)	312,842	(8,924)
Income Tax Expense	153,120	3,018	78,036	2,486
Net Income (Loss)	$432,521	$(18,261)	$234,806	$(11,410)

Earnings (Loss) per Share
Basic	$3.02	$(0.12)	$1.61	$(0.07)
Diluted	$2.53	$(0.12)	$1.37	$(0.07)

Dividends Declared	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
(Unaudited)	2025	2024	2025	2024
Net Income (Loss)	$432,521	$(18,261)	$234,806	$(11,410)
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $(26), $(30), $(52), $(60))	69	81	139	162

Comprehensive Income (Loss)	$432,590	$(18,180)	$234,945	$(11,248)

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,391	$17,198
Restricted Cash	10,072	37,875
Accounts and Notes Receivable:
Trade, net	180,152	179,547
Other Receivables, net	37,166	17,859
Supplies Inventories	39,318	14,572
Derivative Instruments	107,401	87,925
Prepaid Expenses	16,725	15,659
Total Current Assets	394,225	370,635
Property, Plant and Equipment:
Property, Plant and Equipment	13,771,249	13,037,948
Less—Accumulated Depreciation, Depletion and Amortization	5,912,645	5,653,837
Total Property, Plant and Equipment—Net	7,858,604	7,384,111
Other Non-Current Assets:
Operating Lease Right-of-Use Assets	91,546	98,713
Derivative Instruments	167,561	160,183
Goodwill	323,314	323,314
Other Intangible Assets	60,609	63,885
Restricted Cash	2,428	—
Other	89,580	111,062
Total Other Non-Current Assets	735,038	757,157
TOTAL ASSETS	$8,987,867	$8,511,903

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	June 30, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$120,019	$123,249
Derivative Instruments	403,112	354,621
Current Portion of Finance Lease Obligations	4,338	4,236
Current Portion of Long-Term Debt	328,837	327,766
Current Portion of Operating Lease Obligations	47,819	51,474
Other Accrued Liabilities	293,558	261,232
Total Current Liabilities	1,197,683	1,122,578
Non-Current Liabilities:
Long-Term Debt	2,286,855	1,838,234
Finance Lease Obligations	19,229	21,040
Operating Lease Obligations	46,424	49,519
Derivative Instruments	342,613	429,533
Deferred Income Taxes	761,490	696,136
Asset Retirement Obligations	125,504	119,189
Other	115,356	137,644
Total Non-Current Liabilities	3,697,471	3,291,295
TOTAL LIABILITIES	4,895,154	4,413,873
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 141,906,101 Issued and Outstanding at June 30, 2025; 148,879,640 Issued and Outstanding at December 31, 2024	1,420	1,490
Capital in Excess of Par Value	2,298,970	2,348,959
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	1,797,896	1,753,293
Accumulated Other Comprehensive Loss	(5,573)	(5,712)
TOTAL STOCKHOLDERS' EQUITY	4,092,713	4,098,030
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,987,867	$8,511,903

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands) (Unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
March 31, 2025	$1,456	$2,324,116	$1,450,844	$(5,642)	$3,770,774
Net Income	—	—	432,521	—	432,521
Issuance of Common Stock	—	110	—	—	110
Purchase and Retirement of Common Stock	(37)	(30,339)	(85,063)	—	(115,439)
Shares Withheld for Taxes	—	—	(406)	—	(406)
Amortization of Stock-Based Compensation Awards	1	5,083	—	—	5,084
Other Comprehensive Income	—	—	—	69	69
June 30, 2025	$1,420	$2,298,970	$1,797,896	$(5,573)	$4,092,713
(Dollars in thousands) (Unaudited)
March 31, 2024	$1,534	$2,373,114	$1,941,892	$(7,220)	$4,309,320
Net Loss	—	—	(18,261)	—	(18,261)
Issuance of Common Stock	1	928	—	—	929
Purchase and Retirement of Common Stock	(19)	(15,168)	(30,368)	—	(45,555)
Shares Withheld for Taxes	—	—	(48)	—	(48)
Amortization of Stock-Based Compensation Awards	—	4,179	—	—	4,179
Other Comprehensive Income	—	—	—	81	81
June 30, 2024	$1,516	$2,363,053	$1,893,215	$(7,139)	$4,250,645

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
December 31, 2024	$1,490	$2,348,959	$1,753,293	$(5,712)	$4,098,030
(Unaudited)
Net Income	—	—	234,806	—	234,806
Issuance of Common Stock	1	929	—	—	930
Purchase and Retirement of Common Stock	(79)	(64,810)	(176,711)	—	(241,600)
Shares Withheld for Taxes	—	—	(13,492)	—	(13,492)
Amortization of Stock-Based Compensation Awards	8	13,892	—	—	13,900
Other Comprehensive Income	—	—	—	139	139
June 30, 2025	$1,420	$2,298,970	$1,797,896	$(5,573)	$4,092,713
(Dollars in thousands)
December 31, 2023	$1,548	$2,384,910	$1,981,860	$(7,301)	$4,361,017
(Unaudited)
Net Loss	—	—	(11,410)	—	(11,410)
Issuance of Common Stock	1	1,037	—	—	1,038
Purchase and Retirement of Common Stock	(43)	(34,437)	(59,358)	—	(93,838)
Shares Withheld for Taxes	—	—	(17,877)	—	(17,877)
Amortization of Stock-Based Compensation Awards	10	11,543	—	—	11,553
Other Comprehensive Income	—	—	—	162	162
June 30, 2024	$1,516	$2,363,053	$1,893,215	$(7,139)	$4,250,645

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended
Dollars in Thousands	June 30,
Cash Flows from Operating Activities:	2025	2024
Net Income (Loss)	$234,806	$(11,410)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	279,657	236,191
Amortization of Deferred Financing Costs	5,370	6,109
Stock-Based Compensation	13,900	11,553
(Gain) Loss on Asset Sales and Abandonments, net	(27,298)	19,482
Loss on Debt Extinguishment	—	7,043
Loss (Gain) on Commodity Derivative Instruments	107,099	(21,623)
Loss on Other Derivative Instruments	—	1,099
Net Cash (Paid) Received in Settlement of Commodity Derivative Instruments	(172,382)	146,392
Deferred Income Taxes	65,303	(1,217)
Other	491	507
Changes in Operating Assets:
Accounts and Notes Receivable	9,771	(14,047)
Supplies Inventories	(24,746)	5,341
Prepaid Expenses	(1,066)	(2,211)
Changes in Other Assets	23,174	(45,547)
Changes in Operating Liabilities:
Accounts Payable	(57)	(1,784)
Accrued Interest	5,916	2,884
Other Operating Liabilities	381	(7,141)
Changes in Other Liabilities	(22,172)	45,209
Net Cash Provided by Operating Activities	498,147	376,830
Cash Flows from Investing Activities:
Capital Expenditures	(245,030)	(320,100)
Proceeds from Asset Sales	37,413	16,011
Investment in Equity Affiliates	(3,303)	(110)
Apex Acquisition (Net of Cash Acquired)	(517,599)	—
Net Cash Used in Investing Activities	(728,519)	(304,199)
Cash Flows from Financing Activities:
Payments on Long-Term Notes	—	(356,504)
Proceeds from CNXM Revolving Credit Facility Borrowings	180,425	122,800
Repayments of CNXM Revolving Credit Facility Borrowings	(174,475)	(181,300)
Proceeds from CNX Revolving Credit Facility Borrowings	1,138,250	633,700
Repayments of CNX Revolving Credit Facility Borrowings	(895,250)	(553,750)
Proceeds from Issuance of CNX Senior Notes	198,500	395,000
Payments on Other Debt	(1,907)	(1,083)
Proceeds from Issuance of Common Stock	930	1,038
Shares Withheld for Taxes	(13,492)	(17,877)
Purchases of Common Stock	(240,852)	(96,202)
Debt Issuance and Financing Fees	(939)	(14,973)
Net Cash Provided by (Used in) Financing Activities	191,190	(69,151)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(39,182)	3,480
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	55,073	443
Cash, Cash Equivalents and Restricted Cash at End of Period	$15,891	$3,923

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for future periods.

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

Cash & Cash Equivalents

Cash and cash equivalents of $3,391 and $17,198 as of June 30, 2025 and December 31, 2024, respectively, include cash on hand and on deposit at banking institutions as well as all highly liquid short-term securities with original maturities of three months or less.
Restricted Cash:
Current assets include restricted cash of $10,072 and $37,875 as of June 30, 2025 and December 31, 2024, respectively, consisting of funds that the Company was contractually obligated to maintain in an escrow account in accordance with the terms of the purchase agreement to acquire the natural gas upstream and associated midstream business of Apex Energy II, LLC. See Note 4 – Acquisitions and Dispositions for more information.
Other non-current assets include restricted cash of $2,428 as of June 30, 2025, consisting of funds that the Company was contractually obligated to maintain in an escrow account in accordance with the terms of the purchase agreement to acquire various rights-of-way, surface acreage and other oil and gas royalty interests from a third party. No such transactions occurred as of December 31, 2024. See Note 4 – Acquisitions and Dispositions for more information.

Receivables

As of June 30, 2025 and December 31, 2024, Accounts Receivable - Trade were $180,152 and $179,547, respectively, and Other Receivables were $37,166 and $17,859, respectively.

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

The following represents activity related to the allowance for credit losses for the six months ended:

	June 30,
	2025	2024
Allowance for Credit Losses - Trade, Beginning of Year	$84	$84
Provision for Expected Credit Losses	—	—
Allowance for Credit Losses - Trade, End of Period	$84	$84

Allowance for Credit Losses - Other Receivables, Beginning of Year	$1,233	$2,847
Recoveries Collected	—	(1,692)
Provision for Expected Credit Losses	(39)	94
Allowance for Credit Losses - Other Receivables, End of Period	$1,194	$1,249

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

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Anti-Dilutive Options	—	1,187,492	—	1,187,492
Anti-Dilutive Restricted Stock Units	272,463	2,106,007	263,930	2,106,007
Anti-Dilutive Performance Share Units	—	1,010,251	—	1,010,251
	272,463	4,303,750	263,930	4,303,750

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

The Convertible Notes have been excluded from the computation of diluted earnings per share in the three and six months ended June 30, 2024 as the effect of including these shares in the calculation would have been anti-dilutive. When the convertible notes are dilutive, interest on Convertible Notes, net of tax, is added back to net income in order to calculate diluted earnings available to shareholders.

The table below sets forth the potential common shares issuable upon conversion of the Convertible Notes that were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Convertible Notes	—	25,751,869	—	25,751,869

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Options	15,999	97,999	98,006	909,436
Restricted Stock Units	98,695	18,436	731,083	846,212
Performance Share Units	—	—	483,570	753,673
	114,694	116,435	1,312,659	2,509,321

The computations for basic and diluted earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net Income (Loss)	$432,521	$(18,261)	$234,806	$(11,410)
Basic Earnings (Loss) Available to Shareholders	$432,521	$(18,261)	$234,806	$(11,410)

Effect of Dilutive Securities:
Add Back Interest on Convertible Notes (Net of Tax)	$1,396	$—	$2,791	$—
Diluted Earnings (Loss) Available to Shareholders	$433,917	$(18,261)	$237,597	$(11,410)

Weighted-Average Shares of Common Stock Outstanding	143,429,950	152,608,500	145,592,034	152,986,576
Effect of Diluted Shares:*
Options	569,960	—	578,015	—
Restricted Stock Units	1,148,725	—	1,127,351	—
Performance Share Units	846,092	—	851,337	—
Convertible Notes	25,751,869	—	25,751,869	—
Weighted-Average Diluted Shares of Common Stock Outstanding	171,746,596	152,608,500	173,900,606	152,986,576

Earnings (Loss) per Share:
Basic	$3.02	$(0.12)	$1.61	$(0.07)
Diluted	$2.53	$(0.12)	$1.37	$(0.07)
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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from Contracts with Customers:
Natural Gas Revenue	$443,564	$194,290	$938,756	$473,527
NGL Revenue	39,820	40,751	93,821	85,616
Oil/Condensate Revenue	1,645	1,192	3,546	3,062
Total Natural Gas, NGL and Oil Revenue	485,029	236,233	1,036,123	562,205

Purchased Gas Revenue	10,408	11,029	21,959	25,306

Other Sources of Revenue and Other Operating Income:
Gain (Loss) on Commodity Derivative Instruments	421,121	14,095	(107,099)	21,623
Other Revenue and Operating Income	45,864	60,086	93,828	96,861
Total Revenue and Other Operating Income	$962,422	$321,443	$1,044,811	$705,995

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

For natural gas, NGL and oil revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $27,448 as of June 30, 2025. The Company expects to recognize net revenue of $19,582 in the next 12 months and $6,794 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGL and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For the three and six months ended June 30, 2025 and 2024, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

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

During the six months ended June 30, 2025, CNX acquired various rights-of-way, surface acreage and other oil and gas royalty interests from a third party for total cash consideration of $24,250 and subject to certain post-closing adjustments.

During the six months ended June 30, 2024, CNX closed on the sale of a non-core pipeline to a third party. The net cash proceeds of $2,017 are included in Proceeds from Asset Sales in the Consolidated Statements of Cash Flows and the net loss on the transaction of $26,150 is included in the (Gain) Loss on Asset Sales and Abandonments, net in the Consolidated Statements of Income.

Additionally, (Gain) Loss on Asset Sales and Abandonments, net in the Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024 and Proceeds from Asset Sales in the Consolidated Statements of Cash Flows for

the six months ended June 30, 2025 and 2024 include the sale of various non-core assets (rights-of-way, surface acreage and other non-operated oil and gas interests and assets), none of which were individually material.

NOTE 5—INCOME TAXES:

The effective tax rates for the three and six months ended June 30, 2025 were 26.1% and 24.9%, respectively. The effective tax rates for the three and six months ended June 30, 2024 were (19.8)% and (27.9)%, respectively. The effective tax rate for the three and six months ended June 30, 2025 and 2024 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation, federal tax credits, and state taxes.

The total amount of uncertain tax positions at June 30, 2025 and December 31, 2024 were $130,123 and $113,227, respectively. If these uncertain tax positions were recognized, approximately $130,123 and $113,227 would affect CNX's effective tax rate at June 30, 2025 and December 31, 2024, respectively. In 2025, CNX recognized an increase in unrecognized tax benefits of $16,896 for tax benefits resulting from tax positions anticipated to be claimed on our 2025 federal income tax return for additional federal tax credits.

CNX recognizes accrued interest and penalties related to uncertain tax positions in interest expense and income tax expense, respectively. As of June 30, 2025 and December 31, 2024, CNX had no accrued liabilities for interest and penalties related to uncertain tax positions.

CNX and its subsidiaries file federal income tax returns with the United States and tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2021.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT:

	June 30, 2025	December 31, 2024
Intangible Drilling Cost	$6,625,231	$6,171,177
Gas Gathering Equipment	2,718,727	2,660,668
Gas Wells and Related Equipment	1,787,044	1,657,272
Proved Gas Properties	1,455,081	1,396,631
Unproved Gas Properties	748,183	721,692
Surface Land and Other Equipment	180,301	180,408
Other	256,682	250,100
Total Property, Plant and Equipment	13,771,249	13,037,948
Less: Accumulated Depreciation, Depletion and Amortization	5,912,645	5,653,837
Total Property, Plant and Equipment - Net	$7,858,604	$7,384,111

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill:

All goodwill is attributed to the Midstream reporting unit within the Shale segment. Goodwill is evaluated for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount.

The accumulated impairment loss on goodwill is $473,045, resulting in a carrying value of $323,314 at both June 30, 2025 and December 31, 2024.

Other Intangible Assets:

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	June 30, 2025	December 31, 2024
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	49,143	45,867
Total Other Intangible Assets, net	$60,609	$63,885

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets for both the three and six months ended June 30, 2025 and 2024 was $1,638 and $3,276, respectively. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 8—REVOLVING CREDIT FACILITIES:
CNX:
CNX as borrower and certain of its subsidiaries (not including CNX Midstream Partners LP (CNXM)) as guarantor loan parties entered into a Fourth Amended and Restated Credit Agreement for a senior secured revolving credit facility (the “CNX Credit Facility”), dated as of May 17, 2024 and maturing on May 17, 2029. On May 14, 2025, the CNX Credit Facility borrowing base increased from $2,250,000 to $2,400,000 as part of the semi-annual redetermination. Elected commitments remained unchanged at $1,400,000.
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
The CNX Credit Facility also requires that CNX maintain a maximum net leverage ratio of no greater than 3.50 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding derivative asset/liability position, and convertible note liability until one year prior to maturity, and borrowings under the revolver, measured quarterly. The calculation of all of the ratios excludes CNXM, its subsidiaries, and its general partner. CNX was in compliance with all financial covenants as of June 30, 2025.

At June 30, 2025, the CNX Credit Facility had $286,450 of borrowings outstanding, with a weighted average interest rate of 6.18% and $26,939 of letters of credit outstanding, leaving $1,086,611 of unused capacity. At December 31, 2024, the CNX Credit Facility had $43,450 of borrowings outstanding, with a weighted average interest rate of 6.45% and $27,156 of letters of credit outstanding, leaving $1,329,394 of unused capacity.

CNXM:
CNXM as borrower and certain of its subsidiaries as guarantor loan parties entered into a Second Amended and Restated Credit Agreement for a senior secured revolving credit facility (the “CNXM Credit Facility"), dated as of May 17, 2024 and maturing on May 17, 2029. The CNXM Credit Facility has $600,000 of elected commitments and is not subject to semi-annual redetermination. CNX is not a guarantor under the CNXM Credit Facility.
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

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum net leverage ratio of no greater than between 5.00 to 1.00 (ranging to no greater than 5.25 to 1.00 in certain circumstances); (y) a maximum secured leverage ratio of no greater than 3.25 to 1.00; and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00; in each case as calculated in accordance with the terms and definitions determining such ratios contained in the CNXM Credit Facility. CNXM was in compliance with all financial covenants as of June 30, 2025.

At June 30, 2025, the CNXM Credit Facility had $22,000 of borrowings outstanding, with a weighted average interest rate of 6.17% and no letters of credit outstanding, leaving $578,000 of unused capacity. At December 31, 2024, the CNXM Credit Facility had $16,050 of borrowings outstanding, with a weighted average interest rate of 6.75%, and no letters of credit outstanding, leaving $583,950 of unused capacity.

NOTE 9—OTHER ACCRUED LIABILITIES:

	June 30, 2025	December 31, 2024
Royalties	$113,751	$100,518
Accrued Interest	51,729	45,812
Transportation Charges	24,722	17,922
Accrued Other Taxes	15,520	9,216
Deferred Revenue	9,541	20,696
Accrued Payroll & Benefits	7,048	7,357
Short-Term Incentive Compensation	5,937	22,580
Purchased Gas Payable	2,082	143
Other	48,405	22,205
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	12,875	12,875
Salary Retirement	1,948	1,908
Total Other Accrued Liabilities	$293,558	$261,232

NOTE 10—LONG-TERM DEBT:

	June 30, 2025	December 31, 2024
Senior Notes due March 2032 at 7.25% (Principal of $600,000 and $400,000 less Unamortized Discount of $5,579 and $4,479, respectively)	$594,421	$395,521
Senior Notes due January 2029 at 6.00%, Issued at Par Value	500,000	500,000
Senior Notes due January 2031 at 7.375% (Principal of $500,000 less Unamortized Discount of $4,177 and $4,554, respectively)	495,823	495,446
CNX Midstream Partners LP Senior Notes due April 2030 at 4.75% (Principal of $400,000 less Unamortized Discount of $2,788 and $3,077, respectively)*	397,212	396,923
Convertible Senior Notes due May 2026 at 2.25% (Principal of $330,654 less Unamortized Discount and Issuance Costs of $1,673 and $2,658, respectively)	328,981	327,996
CNX Revolving Credit Facility	286,450	43,450
CNX Midstream Partners LP Revolving Credit Facility*	22,000	16,050
Less: Unamortized Debt Issuance Costs	9,195	9,386
	2,615,692	2,166,000
Less: Current Portion	328,837	327,766
Long-Term Debt	$2,286,855	$1,838,234
*CNX is not a guarantor of CNXM's 4.75% Senior Notes due April 2030 or the CNXM Credit Facility.

During the six months ended June 30, 2025, the Company closed on a private offering of $200,000 aggregate principal amount of additional 7.25% senior notes due 2032 (the "New Notes") at a price of 100.5% of par, plus accrued interest from September 1, 2024 to the date of closing less an underwriter discount and other issuance costs of $1,500. The New Notes were issued as additional notes under that certain indenture, dated February 23, 2024 (the "Indenture"), pursuant to which CNX previously issued $400,000 aggregate principal amount of 7.25% senior notes due 2032 (the "Initial Notes"). The New Notes are guaranteed by all of CNX's restricted subsidiaries that guarantee the CNX Credit Facility (see Note 8 – Revolving Credit Facilities) and will have identical terms as the Initial Notes, other than the issue date, the initial offering price and the first interest payment date, and the New Notes and the Initial Notes will be treated as a single class of securities under the Indenture and will vote together as a single class.

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

Pursuant to the terms of the Convertible Notes indenture, the Sale Price per share of Common Stock condition for conversion of the Convertible Notes was satisfied as of June 30, 2025, and, accordingly, holders of Convertible Notes are permitted to convert any of their Convertible Notes, at their option, at any time during the quarter beginning on July 1, 2025 and ending on September 30, 2025, subject to all terms and conditions set forth in the Convertible Notes indenture.

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

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

	June 30, 2025	December 31, 2024
Liability Component:
Principal	$330,654	$330,654
Unamortized Issuance Costs	(1,673)	(2,658)
Net Carrying Amount	$328,981	$327,996

Fair Value	$879,688	$953,613
Fair Value Hierarchy	Level 2	Level 2

Interest expense related to the Convertible Notes is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Contractual Interest Expense	$1,860	$1,860	$3,720	$3,720
Amortization of Issuance Costs	494	480	985	957
Total Interest Expense	$2,354	$2,340	$4,705	$4,677

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

On July 22, 2021, CNX received a letter from the UMWA 1974 Pension Plan ("1974 Plan") requesting information related to the facts and circumstances surrounding the 2013 sale of certain of its coal subsidiaries to Murray Energy. The letter indicated that litigation related to potential withdrawal liabilities from the plan created by the 2019 bankruptcy of Murray

Energy was reasonably foreseeable and at that time, no liability had been assessed. The 1974 Plan never issued an assessment to CNX. Following a period of discovery, CNX and the 1974 Plan mediated the claim in February 2024. By agreement dated March 4, 2024, CNX settled the 1974 Plan claim for $75,000 which is payable over five-years with the initial payment made at the end of March 2024. Under the SDA, CONSOL became successor-in-interest to the “Coal Business” and accepted and agreed to assume and be responsible for all “Coal Liabilities.” The assumed “Coal Liabilities” are defined broadly in the SDA and specifically include claims, like the 1974 Plan claim, arising under ERISA; involving contributions or other obligations pursuant to any Benefits Plan; and any withdraw liabilities. CONSOL also unequivocally agreed to defend and indemnify CNX for all liabilities relating to, arising out of or resulting from any “Coal Liabilities.” CNX timely tendered the 1974 Plan claim to CONSOL for defense and indemnity in July 2021, which it denied. CNX continued to demand indemnity from CONSOL including prior to, during and after the March 2024 mediation. After CONSOL repudiated its contractual obligations to CNX, and after having timely fulfilled all SDA prerequisites for bringing the action, on March 7, 2024, CNX sued CONSOL for breach of contract seeking an order requiring CONSOL to indemnify CNX for the 1974 Plan claim settlement. On November 8, 2024, the court granted CNX’s Motion for Partial Summary Judgment (the “Summary Judgment Grant”), finding that CONSOL is obligated to indemnify CNX for its settlement of the 1974 Plan claim and to reimburse CNX for its attorney’s fees and costs to defend and resolve the underlying 1974 Plan claim. As of June 30, 2025 and December 31, 2024, CONSOL has reimbursed CNX for all settlement payments made to the 1974 Plan, plus interest. The present value of the $75,000 settlement, less payments made, is recognized in Other Liabilities in the Consolidated Balance Sheets as of June 30, 2025, with the current portion recognized in Other Accrued Liabilities. A corresponding receivable, less payments received, is recognized in Other Non-Current assets in the Consolidated Balance Sheets as of June 30, 2025, with the current portion recognized in Other Receivables, net. These balances may be adjusted from time to time, as appropriate, to reflect changes in circumstances.

At June 30, 2025, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on CNX's financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$24,005	$24,005	$—	$—	$—
Other	2,934	2,934	—	—	—
Total Letters of Credit	26,939	26,939	—	—	—
Surety Bonds:
Employee-Related	2,250	2,250	—	—	—
Environmental	38,706	38,647	59	—	—
Firm Transportation	126,336	126,336	—	—	—
Financial Guarantees	72,720	72,720	—	—	—
Other	12,914	11,427	1,487	—	—
Total Surety Bonds	252,926	251,380	1,546	—	—
Other Guarantees	3,241	707	2,121	413	—
Total Commitments	$283,106	$279,026	$3,667	$413	$—

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

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of June 30, 2025, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$241,526
1 - 3 years	466,587
3 - 5 years	279,578
More than 5 years	472,716
Total Purchase Obligations	$1,460,407

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

The total notional amounts of CNX's derivative instruments were as follows:

	June 30,	December 31,	Forecasted to
	2025	2024	Settle Through
Natural Gas Commodity Swaps (Bcf)	1,023.4	1,163.7	2028
Natural Gas Basis Swaps (Bcf)	615.0	688.7	2028
NGL Commodity Swaps (Mbbls)	548.0	351.0	2026

The gross fair value of CNX's derivative instruments was as follows:

	June 30,	December 31,
	2025	2024
Current Assets:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$29,506	$45,336
NGL Commodity Swaps	1,571	90
Natural Gas Basis Swaps	76,324	42,499
Total Current Assets	$107,401	$87,925

Other Non-Current Assets:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$93,794	$117,875
Natural Gas Basis Swaps	73,767	42,308
Total Other Non-Current Assets	$167,561	$160,183

Current Liabilities:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$373,176	$300,994
NGL Commodity Swaps	—	839
Natural Gas Basis Swaps	29,936	52,788
Total Current Liabilities	$403,112	$354,621

Non-Current Liabilities:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$317,279	$364,662
Natural Gas Basis Swaps	25,334	64,871
Total Non-Current Liabilities	$342,613	$429,533

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025		2024
Realized (Loss) Gain on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$(46,455)	$112,476	$(129,932)		$172,785
Natural Gas Basis Swaps	10,888	(2,546)	(13,958)		(8,266)
NGL Commodity Swaps	163	152	(1,201)		215
Total Realized (Loss) Gain on Commodity Derivative Instruments	(35,404)	110,082	(145,091)	*	164,734	**

Unrealized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	424,019	(150,881)	(80,124)		(100,368)
Natural Gas Basis Swaps	29,971	55,636	115,965		(40,285)
NGL Commodity Swaps	2,535	(742)	2,151		(2,458)
Total Unrealized Gain (Loss) on Commodity Derivative Instruments	456,525	(95,987)	37,992		(143,111)

Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	377,564	(38,405)	(210,056)		72,417
Natural Gas Basis Swaps	40,859	53,090	102,007		(48,551)
NGL Commodity Swaps	2,698	(590)	950		(2,243)
Total Gain (Loss) on Commodity Derivative Instruments	$421,121	$14,095	$(107,099)		$21,623
*Includes $7,961 of commodity derivatives that have been settled but not received and $1,573 that were settled but not paid at June 30, 2025, and excludes $2,309 of commodity derivatives that were settled but not received and $23,212 that were settled but not paid at December 31, 2024.
**Includes $24,183 of commodity derivatives that have been settled but not received at June 30, 2024, and excludes $6,741 of commodity derivatives that were settled but not received and $900 that were settled but not paid at December 31, 2023.

The effect of interest rate swaps on Interest Expense in the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cash (Paid) Received in Settlement of Interest Rate Swaps	$—	$(112)	$—	$1,103
Unrealized Gain (Loss) on Interest Rate Swaps	—	112	—	(1,099)
Gain on Interest Rate Swaps	$—	$—	$—	$4

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
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at June 30, 2025				Fair Value Measurements at December 31, 2024
Description	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Commodity Derivatives	$—	$(470,763)	*	$—	$—	$(536,046)	**	$—
*Includes $7,961 of commodity derivatives that have been settled but not received and $1,573 that were settled but not paid at June 30, 2025.
**Includes $2,309 of commodity derivatives that have been settled but not received and $23,212 that have been settled but not paid at December 31, 2024.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$3,391	$3,391	$17,198	$17,198
Restricted Cash*	$12,500	$12,500	$37,875	$37,875
Long-Term Debt (Excluding Debt Issuance Costs)	$2,624,887	$3,190,931	$2,175,386	$2,785,556
*The June 30, 2025 restricted cash balance includes $10,072 and $2,428 located in current assets and other non-current assets, respectively, in the Consolidated Balance Sheets. The December 31, 2024 restricted cash balance is located in current assets in the Consolidated Balance Sheets.

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
Operating segments are components of an enterprise for which discrete financial information is available and regularly evaluated by the Chief Operating Decision Maker (CODM) for resource allocation and performance assessment. The company's CODM is its Chief Executive Officer. The Company’s segment structure reflects the financial information and reports used by the CODM to make decisions regarding the Company’s business, including resource allocations and performance assessments, as well as the current operating focus. This structure is in compliance with ASC 280, Segment Reporting and ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which the Company adopted as of December 31, 2024.
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
The CODM evaluates the performance of the Company’s reportable segments using Income (Loss) Before Income Tax to assess segment performance primarily by comparing it across segments for the current period as well as for prior periods.

Income (Loss) Before Income Tax for each segment is based on revenue less identifiable operating and non-operating expenses. Certain expenses are managed outside the reportable segments and therefore are not allocated. These expenses include, but are not limited to, interest expense, other operating expense, and other corporate expenses such as selling, general and administrative costs.
Reportable segment results for the three months ended June 30, 2025 are:

	For the Three Months Ended June 30, 2025
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$451,618	$33,180	$231	$485,029	(A)
(Loss) Gain on Commodity Derivative Instruments	(33,256)	(2,133)	456,510	421,121
Purchased Gas Revenue	—	—	10,408	10,408
Other Revenue and Operating Income	17,432	—	28,432	45,864	(B)
Total Revenue and Other Operating Income	$435,794	$31,047	$495,581	$962,422
Lease Operating Expense	20,214	6,016	26	26,256
Transportation, Gathering and Compression	80,049	16,327	577	96,953
Production, Ad Valorem, and Other Fees	8,209	1,452	7	9,668
Depreciation, Depletion and Amortization	131,268	14,806	6,521	152,595
Interest Expense	—	—	44,041	44,041
Other Segment Items	—	—	47,268	47,268
Total Costs and Expenses	$239,740	$38,601	$98,440	$376,781
Income (Loss) Before Income Tax	$196,054	$(7,554)	$397,141	$585,641
(A) Included in Natural Gas, NGLs and Oil Revenue are sales of $59,948 to Citadel Energy Marketing LLC, $58,792 to NRG Business Marketing LLC, and $56,365 to DTE Energy Trading, Inc., each of which comprises over 10% of revenue from contracts with external customers for the period.

(B) Includes midstream revenue of $17,432 and equity in earnings of unconsolidated affiliates of $605 for Shale and Other, respectively. Other also includes sales of environmental attributes of $20,400.

	For the Three Months Ended June 30, 2025
Other Segment Disclosures	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$7,143,060	$923,635	$921,172	$8,987,867	(C)
Capital Expenditures	$85,556	$26,505	$1,504	$113,565
(C) Includes investments in unconsolidated equity affiliates of $19,178.

Reportable segment results for the three months ended June 30, 2024 are:

	For the Three Months Ended June 30, 2024
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$215,598	$20,485	$150	$236,233	(D)
Gain (Loss) on Commodity Derivative Instruments	101,919	8,115	(95,939)	14,095
Purchased Gas Revenue	—	—	11,029	11,029
Other Revenue and Operating Income	16,441	—	43,645	60,086	(E)
Total Revenue and Other Operating Income (Loss)	$333,958	$28,600	$(41,115)	$321,443
Lease Operating Expense	12,309	5,363	147	17,819
Transportation, Gathering and Compression	75,486	15,979	244	91,709
Production, Ad Valorem, and Other Fees	5,411	1,213	14	6,638
Depreciation, Depletion and Amortization	97,909	14,588	5,044	117,541
Interest Expense	—	—	38,634	38,634
Other Segment Items	—	—	64,345	64,345
Total Costs and Expenses	$191,115	$37,143	$108,428	$336,686
Income (Loss) Before Income Tax	$142,843	$(8,543)	$(149,543)	$(15,243)
(D) Included in Natural Gas, NGLs and Oil Revenue are sales of $28,684 to Citadel Energy Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(E) Includes midstream revenue of $16,441 and equity in loss of unconsolidated affiliates of $227 for Shale and Other, respectively. Other also includes sales of environmental attributes of $32,877.

	For the Three Months Ended June 30, 2024
Other Segment Disclosures	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$6,676,756	$939,831	$986,367	$8,602,954	(F)
Capital Expenditures	$138,917	$7,760	$5,239	$151,916
(F) Includes investments in unconsolidated equity affiliates of $15,394.

Reportable segment results for the six months ended June 30, 2025 are:

	For the Six Months Ended June 30, 2025
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$959,173	$76,458	$492	$1,036,123	(G)
(Loss) Gain on Commodity Derivative Instruments	(135,956)	(9,086)	37,943	(107,099)
Purchased Gas Revenue	—	—	21,959	21,959
Other Revenue and Operating Income	34,270	—	59,558	93,828	(H)
Total Revenue and Other Operating Income	$857,487	$67,372	$119,952	$1,044,811
Lease Operating Expense	37,433	11,985	170	49,588
Transportation, Gathering and Compression	158,099	33,110	903	192,112
Production, Ad Valorem, and Other Fees	13,709	3,218	14	16,941
Depreciation, Depletion and Amortization	237,628	28,618	13,411	279,657
Interest Expense	—	—	85,652	85,652
Other Segment Items	—	—	108,019	108,019
Total Costs and Expenses	$446,869	$76,931	$208,169	$731,969
Income (Loss) Before Income Tax	$410,618	$(9,559)	$(88,217)	$312,842
(G) Included in Natural Gas, NGLs and Oil Revenue are sales of $124,748 to Citadel Energy Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(H) Includes midstream revenue of $34,270 and equity in earnings of unconsolidated affiliates of $548 for Shale and Other, respectively. Other also includes sales of environmental attributes of $43,285.

	For the Six Months Ended June 30, 2025
Other Segment Disclosures	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$7,143,060	$923,635	$921,172	$8,987,867	(I)
Capital Expenditures	$213,235	$29,248	$2,547	$245,030
(I) Includes investments in unconsolidated equity affiliates of $19,178.

Reportable segment results for the six months ended June 30, 2024 are:

	For the Six Months Ended June 30, 2024
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$508,360	$53,348	$497	$562,205	(J)
Gain (Loss) on Commodity Derivative Instruments	152,698	11,961	(143,036)	21,623
Purchased Gas Revenue	—	—	25,306	25,306
Other Revenue and Operating Income	32,335	—	64,526	96,861	(K)
Total Revenue and Other Operating Income (Loss)	$693,393	$65,309	$(52,707)	$705,995
Lease Operating Expense	24,478	10,738	329	35,545
Transportation, Gathering and Compression	156,012	31,661	686	188,359
Production, Ad Valorem, and Other Fees	11,345	2,888	30	14,263
Depreciation, Depletion and Amortization	197,386	28,860	9,945	236,191
Interest Expense	—	—	76,075	76,075
Other Segment Items	—	—	164,486	164,486
Total Costs and Expenses	$389,221	$74,147	$251,551	$714,919
Income (Loss) Before Income Tax	$304,172	$(8,838)	$(304,258)	$(8,924)
(J) Included in Natural Gas, NGLs and Oil Revenue are sales of $67,854 to NRG Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(K) Includes midstream revenue of $32,335 and equity in loss of unconsolidated affiliates of $477 for Shale and Other, respectively. Other also includes sales of environmental attributes of $45,646.

	For the Six Months Ended June 30, 2024
Other Segment Disclosures	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$6,676,756	$939,831	$986,367	$8,602,954	(L)
Capital Expenditures	$291,791	$16,428	$11,881	$320,100
(L) Includes investments in unconsolidated equity affiliates of $15,394.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Total Segment Revenue from Contracts with External Customers	$512,869	$263,703	$1,092,352	$619,846
Gain (Loss) on Commodity Derivative Instruments	421,121	14,095	(107,099)	21,623
Other Operating Income	28,432	43,645	59,558	64,526
Total Consolidated Revenue and Other Operating Income	$962,422	$321,443	$1,044,811	$705,995

NOTE 15—STOCK REPURCHASE:
As of June 30, 2025, the amount available under the current Board-approved $2,900,000 stock repurchase program is $711,632 and it is not subject to an expiration date. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Company's Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans.

During the six months ended June 30, 2025, 7,844,436 shares were repurchased and retired at an average price of $30.51 per share for a total cost of $241,600. During the six months ended June 30, 2024, 4,230,348 shares were repurchased and retired at an average price of $22.02 per share for a total cost of $93,838. The one-percent excise tax under the Inflation Reduction Act of 2022 is included in total costs for both periods.

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION:

The following are non-cash transactions that impact the investing and financing activities of CNX.
As of June 30, 2025 and December 31, 2024, CNX purchased goods and services related to capital projects in the amount of $19,813 and $30,905, respectively, which are included in accounts payable.

The following table shows cash paid:

	For the Six Months Ended June 30,
	2025	2024
Interest	$74,290	$65,907
Income Taxes	$4,850	$5,554

As part of the acquisition of Apex Energy II, LLC (see Note 4 – Acquisitions and Dispositions for additional information) CNX was contractually required to maintain an escrow account in accordance with the terms of the purchase agreement. The escrow was established to facilitate the settlement of certain post-closing adjustments related to the transaction. As of June 30, 2025, the amount in escrow was classified as Restricted Cash on the Company’s Consolidated Balance Sheets.

In May 2025, CNX finalized the initial post-closing adjustments and based on the outcome and the expectation of no further material adjustments, recorded a short-term payable of $10,100. This payable represents the estimated final settlement amount due under the terms of the purchase agreement. The restricted cash balance will be used to satisfy this obligation. This transaction did not result in a cash outflow during the period.

NOTE 17—RECENT ACCOUNTING PRONOUNCEMENTS:

In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-04 - Debt with Conversion and Other Options (Subtopic 470-20). This ASU clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. An induced conversion is when a Company induces debt holders to convert their debt into equity shares under changed terms and involved additional consideration. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods.

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

General

CNX continually monitors factors that could cause actual results of operations to differ from historical results or current expectations. Examples include global events such as the current uncertainties in global financial markets, geopolitical tensions and announcements by the Organization of the Petroleum Exporting Countries that impact oil production, all of which have had an impact on global commodity prices. These and other factors could affect the Company’s operations, earnings and cash flows for any period and could cause such results to not be comparable to those of the same period in previous years. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

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

Hedging Update

Total hedged natural gas production for the third quarter of 2025 is 121.9 Bcf. CNX's annual gas hedge position is shown in the table below:

	2025	2026
Volumes Hedged (Bcf), as of 7/8/25	482.6(1)	437.7
1Includes actual settlements of 199 Bcf.

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

Other Updates

During the six months ended June 30, 2025, CNX completed the acquisition of Apex Energy II, LLC, (“the Apex Transaction") (see Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). The Apex Transaction expands CNX's existing Shale undeveloped leasehold in the central Pennsylvania region and provides an existing infrastructure footprint that can be leveraged for future development.

On May 30, 2025, the U.S. Department of Energy (DOE) provided an update to their previously released 45ZCF-GREET (45Z) model to include the addition of Remediated Methane Gas (RMG). This update is significant in that it represents the second recent recognition of RMG as a qualifying feedstock for various end use applications within a federal incentive program. CNX continues to closely monitor 45Z as regulators and administration officials work towards final rule implementation, and assuming that final rule is consistent with the previously released notice of intent, it is anticipated that CNX could receive an incremental annual tax credit generation opportunity.

On July 4, 2025, the United States enacted into law the One, Big, Beautiful Bill Act ("OBBBA"). The OBBBA, which, among other things, allows for 100% bonus depreciation on a permanent basis for property acquired and placed in service on or after January 19, 2025, permanently reinstates the EBITDA limitation for the calculation of the deduction for interest expense after December 31, 2024, and allows permanent expensing rather than a five-year amortization period for domestic research and development amounts paid or incurred in tax years beginning after December 31, 2024. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.

Results of Operations - Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

Net Income (Loss)

CNX reported net income of $433 million, or earnings per diluted share of $2.53, for the three months ended June 30, 2025, compared to a net loss of $18 million, or loss per diluted share of $0.12, for the three months ended June 30, 2024.

Included in earnings for the three months ended June 30, 2025 was an unrealized gain on commodity derivative instruments of $456 million and a net gain on asset sales and abandonments of $18 million. Included in the loss for the three months ended June 30, 2024 was an unrealized loss on commodity derivative instruments of $96 million and a net gain on asset sales and abandonments of $1 million. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the gain on asset sales and abandonments.

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

Non-GAAP Financial Measures Reconciliation

	For the Three Months Ended June 30,
(Dollars in millions)	2025	2024
Total Revenue and Other Operating Income	$962	$321
(Deduct) Add:
Purchased Gas Revenue	(10)	(11)
Unrealized (Gain) Loss on Commodity Derivative Instruments	(456)	96
Other Revenue and Operating Income	(46)	(60)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$450	$346

Total Operating Expense	$346	$299
Deduct:
Depreciation, Depletion and Amortization (DD&A) - Corporate	(4)	(4)
Exploration and Production Related Other Costs	(2)	(2)
Purchased Gas Costs	(9)	(10)
Selling, General and Administrative Costs	(29)	(32)
Other Operating Expense	(21)	(21)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$281	$230
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

	For the Three Months Ended June 30,
	2025		2024		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		167.6		134.0		33.6

Natural Gas, NGL and Oil Revenue	$485	$2.91	$236	$1.67	$249	$1.24
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement	(35)	(0.23)	110	0.91	(145)	(1.14)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	450	2.68	346	2.58	104	0.10
Lease Operating Expense	26	0.16	18	0.13	8	0.03
Production, Ad Valorem, and Other Fees	10	0.05	6	0.05	4	—
Transportation, Gathering and Compression	97	0.58	92	0.68	5	(0.10)
Depreciation, Depletion and Amortization (DD&A)	148	0.88	114	0.85	34	0.03
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	281	1.67	230	1.71	51	(0.04)
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$169	$1.01	$116	$0.87	$53	$0.14

*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 33.6 Bcfe increase in sales volumes was primarily due to the Apex Transaction that was completed in the first quarter of 2025 (see Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information) and the timing of when new wells were turned-in-line. The increase in volumes was offset, in part, by normal production declines.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense increased on a per unit basis primarily due to an increase in water disposal costs as more water was taken to disposal instead of being reused in well completions and an increase in repairs and maintenance expense. The increases were offset, in part, by the overall increase in total sales volumes.
•Transportation, gathering and compression expense decreased on a per unit basis primarily due to the overall increase in total sales volumes and a decrease in processing costs due to production mix. The per unit decrease was offset, in part, by higher repairs and maintenance expense and higher electrical compression expense.
•Depreciation, depletion and amortization expense increased on a per unit basis primarily due to a slightly higher annual depletion rate. The increase was offset, in part, by the overall increase in total sales volumes.

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Three Months Ended June 30,
in thousands (unless noted)	2025	2024	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	11,109	12,440	(1,331)	(10.7)%
Sales Volume (Mbbls)	1,852	2,073	(221)	(10.7)%
Gross Price ($/Bbl)	$21.48	$19.68	$1.80	9.1%
Gross NGL Revenue	$39,820	$40,751	$(931)	(2.3)%

Oil/Condensate:
Sales Volume (MMcfe)	188	108	80	74.1%
Sales Volume (Mbbls)	31	18	13	72.2%
Gross Price ($/Bbl)	$52.44	$66.00	$(13.56)	(20.5)%
Gross Oil/Condensate Revenue	$1,645	$1,192	$453	38.0%

NATURAL GAS
Sales Volume (MMcf)	156,311	121,451	34,860	28.7%
Sales Price ($/Mcf)	$2.84	$1.60	$1.24	77.5%
Gross Natural Gas Revenue	$443,564	$194,290	$249,274	128.3%

Hedging Impact ($/Mcf)	$(0.23)	$0.91	$(1.14)	(125.3)%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement	$(35,404)	$110,082	$(145,486)	(132.2)%

The increase in Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure was primarily due to the 33.6 Bcfe increase in total sales volumes, the $1.24 per Mcf increase in natural gas sales price, when excluding the impact of hedging and the $1.80 per Bbl increase in NGL prices. The increases were offset, in-part, by the impact of the change in the (loss) gain on commodity derivative instruments - cash settlement related to the Company's hedging program.

SEGMENT ANALYSIS for the three months ended June 30, 2025 compared to the three months ended June 30, 2024:

	For the Three Months Ended				Difference to Three Months Ended
	June 30, 2025				June 30, 2024
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$452	$33	$—	$485	$236	$13	$—	$249
(Loss) Gain on Commodity Derivative Instruments	(33)	(2)	456	421	(135)	(10)	552	407
Purchased Gas Revenue	—	—	10	10	—	—	(1)	(1)
Other Revenue and Operating Income	17	—	29	46	1	—	(15)	(14)
Total Revenue and Other Operating Income	436	31	495	962	102	3	536	641
Lease Operating Expense	20	6	—	26	8	—	—	8
Production, Ad Valorem, and Other Fees	9	1	—	10	4	—	—	4
Transportation, Gathering and Compression	80	17	—	97	4	1	—	5
Depreciation, Depletion and Amortization	131	15	6	152	33	1	—	34
Exploration and Production Related Other Costs	—	—	2	2	—	—	—	—
Purchased Gas Costs	—	—	9	9	—	—	(1)	(1)
Selling, General and Administrative Costs	—	—	29	29	—	—	(3)	(3)
Other Operating Expense	—	—	21	21	—	—	—	—
Total Operating Expense	240	39	67	346	49	2	(4)	47
Other Expense	—	—	4	4	—	—	5	5
Gain on Asset Sales and Abandonments, net	—	—	(18)	(18)	—	—	(17)	(17)
Interest Expense	—	—	44	44	—	—	5	5
Total Other Expense	—	—	30	30	—	—	(7)	(7)
Total Costs and Expenses	240	39	97	376	49	2	(11)	40
Earnings (Loss) Before Income Tax	$196	$(8)	$398	$586	$53	$1	$547	$601

        SHALE SEGMENT

The Shale segment had earnings before income tax of $196 million for the three months ended June 30, 2025 compared to earnings before income tax of $143 million for the three months ended June 30, 2024.

	For the Three Months Ended June 30,
	2025	2024	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	146.9	111.7	35.2	31.5%
NGLs Sales Volumes (Bcfe)*	11.1	12.4	(1.3)	(10.5)%
Oil/Condensate Sales Volumes (Bcfe)*	0.2	0.1	0.1	100.0%
Total Shale Sales Volumes (Bcfe)*	158.2	124.2	34.0	27.4%

Average Sales Price - Natural Gas (per Mcf)	$2.79	$1.55	$1.24	80.0%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$(0.23)	$0.91	$(1.14)	(125.3)%
Average Sales Price - NGLs (per Mcfe)*	$3.58	$3.28	$0.30	9.1%
Average Sales Price - Oil/Condensate (per Mcfe)*	$8.75	$10.94	$(2.19)	(20.0)%

Total Average Shale Sales Price (per Mcfe)	$2.64	$2.56	$0.08	3.1%
Average Shale Lease Operating Expenses (per Mcfe)	0.13	0.10	0.03	30.0%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.05	0.05	—	—%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.51	0.61	(0.10)	(16.4)%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.82	0.78	0.04	5.1%
Total Average Shale Production Costs (per Mcfe)	$1.51	$1.54	$(0.03)	(1.9)%
Total Average Shale Production Margin (per Mcfe)	$1.13	$1.02	$0.11	10.8%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.

The increase in total Shale sales volumes was primarily due to the Apex Transaction that was completed in the first quarter of 2025 (see Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information) and the timing of when new wells were turned-in-line. The increase in volumes was offset, in part, by normal production declines.

The Shale segment had natural gas, NGLs and oil/condensate revenue of $452 million for the three months ended June 30, 2025 compared to $216 million for the three months ended June 30, 2024. The $236 million increase was primarily due to an 80.0% increase in the average sales price for natural gas, a 27.4% increase in total Shale sales volumes and a 9.1% increase in the average sales price of NGLs. The increase was offset, in part, by the 125.3% change in (loss) gain on commodity derivative instruments.

The increase in total average Shale sales price was primarily due to a $1.24 per Mcf increase in average natural gas sales price and a $0.30 per Mcfe increase in the average NGL sales price. These increases were offset, in part, by a $1.14 per Mcf change in the (loss) gain on commodity derivative instruments - cash settlements. The notional amounts associated with these financial hedges represented approximately 113.6 Bcf of the Company's produced Shale gas sales volumes for the three months ended June 30, 2025 at an average loss of $0.29 per Mcf hedged. For the three months ended June 30, 2024, these financial hedges represented approximately 97.4 Bcf at an average gain of $1.04 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $240 million for the three months ended June 30, 2025 compared to $191 million for the three months ended June 30, 2024. The increase in total dollars and decrease in unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $20 million for the three months ended June 30, 2025 compared to $12 million for the three months ended June 30, 2024. The increase in total dollars and unit costs was primarily related to an increase in water disposal costs as more water was taken to disposal instead of being reused in well completions and an increase in well tending expense. The increase in unit costs was offset, in part, by the overall increase in volumes.

•Shale production, ad valorem and other fees were $9 million for the three months ended June 30, 2025 compared to $5 million for the three months ended June 30, 2024. The increase in total dollars was primarily due to increased realized prices on natural gas. Unit costs remained flat in the period-to-period comparison due to the overall increase in volumes.

•Shale transportation, gathering and compression costs were $80 million for the three months ended June 30, 2025 compared to $76 million for the three months ended June 30, 2024. The increase in total dollars was primarily due to higher repairs and maintenance expense and electrical compression expense offset, in part, by lower processing costs due to production mix. The decrease in unit costs was primarily due to the overall increase in volumes.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $131 million for the three months ended June 30, 2025 compared to $98 million for the three months ended June 30, 2024. These amounts included depletion on a units of production basis of $0.68 per Mcfe and $0.67 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third parties. The Shale segment had other revenue and operating income of $17 million for the three months ended June 30, 2025 compared to $16 million for the three months June 30, 2024.

COALBED METHANE (CBM) SEGMENT

The CBM segment had a loss before income tax of $8 million for the three months ended June 30, 2025 compared to a loss before income tax of $9 million for the three months ended June 30, 2024.

	For the Three Months Ended June 30,
	2025	2024	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	9.4	9.7	(0.3)	(3.1)%

Average Sales Price - Gas (per Mcf)	$3.55	$2.12	$1.43	67.5%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$(0.23)	$0.84	$(1.07)	(127.4)%

Total Average CBM Sales Price (per Mcf)	$3.32	$2.95	$0.37	12.5%
Average CBM Lease Operating Expenses (per Mcf)	0.64	0.55	0.09	16.4%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.16	0.12	0.04	33.3%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.75	1.65	0.10	6.1%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.58	1.51	0.07	4.6%
Total Average CBM Production Costs (per Mcf)	$4.13	$3.83	$0.30	7.8%
Total Average CBM Production Margin (per Mcf)	$(0.81)	$(0.88)	$0.07	8.0%
The CBM segment had natural gas revenue of $33 million for the three months ended June 30, 2025 compared to $20 million for the three months ended June 30, 2024. The $13 million increase was primarily due to a 67.5% increase in the average sales price for natural gas in the current period offset, in part, by a 3.1% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price increased $0.37 per Mcf primarily due to a $1.43 per Mcf increase in average gas sales price offset, in part, by a $1.07 per Mcf change in the (loss) gain on commodity derivative instruments - cash settlements. The notional amounts associated with these financial hedges represented approximately 6.8 Bcf of the Company's produced CBM sales volumes for the three months ended June 30, 2025 at an average loss of $0.32 per Mcf hedged. For the three months ended June 30, 2024, these financial hedges represented approximately 7.8 Bcf at an average gain of $1.05 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $39 million for the three months ended June 30, 2025 compared to $37 million for the three months ended June 30, 2024. The increases in total dollars unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $6 million for both the three months ended June 30, 2025 and 2024. The increase in per unit costs was due to the decrease in total CBM volumes.

•CBM transportation, gathering and compression costs were $17 million for the three months ended June 30, 2025 compared to $16 million for the three months ended June 30, 2024. The increase in total dollars and unit costs was primarily due to an increase in repairs and maintenance expense offset, in part, by a decrease in electrical compression expense.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $15 million for the three months ended June 30, 2025 compared to $14 million for the three months ended June 30, 2024. These amounts included depletion on a units of production basis of $0.86 per Mcfe and $0.85 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER SEGMENT

The Other Segment includes nominal shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, sales of environmental attributes, exploration and production related other costs, as well as various other expenses that are managed outside the Shale and CBM segments such as selling, general and administrative expense (“SG&A”), interest expense and income taxes.
The Other Segment had earnings before income tax of $398 million for the three months ended June 30, 2025 compared to a loss before income tax of $149 million for the three months ended June 30, 2024. The increase in total dollars is discussed below.

	For the Three Months Ended June 30,
	2025	2024	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	—	0.1	(0.1)	(100.0)%

Unrealized Gain (Loss) on Commodity Derivative Instruments

For the three months ended June 30, 2025, the Other Segment recognized an unrealized gain on commodity derivative instruments of $456 million. For the three months ended June 30, 2024, the Other Segment recognized an unrealized loss on commodity derivative instruments of $96 million. The unrealized gain (loss) on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $10 million for the three months ended June 30, 2025 compared to $11 million for the three months ended June 30, 2024. Purchased gas costs were $9 million for the three months ended June 30, 2025 compared to $10 million for the three months ended June 30, 2024. The period-to-period decrease in purchased gas revenue was due to a decrease in purchased gas sales volumes offset, in part, by an increase in average sales price.

	For the Three Months Ended June 30,
	2025	2024	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	3.5	6.3	(2.8)	(44.4)%
Average Sales Price (per Mcf)	$2.97	$1.75	$1.22	69.7%
Purchased Gas Average Cost (per Mcf)	$2.68	$1.65	$1.03	62.4%

Other Operating Income

	For the Three Months Ended June 30,
(in millions)	2025	2024	Variance	Percent Change
Sales of Environmental Attributes	$20	$33	$(13)	(39.4)%
Water Income	4	6	(2)	(33.3)%
Excess Firm Transportation Income	4	5	(1)	(20.0)%
Equity Income from Affiliates	1	—	1	100.0%
Total Other Operating Income	$29	$44	$(15)	(34.1)%

•Sales of environmental attributes include items such as (but are not limited to): carbon credits, air quality credits, renewable or alternative energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances. The quantities and types of environmental attributes we sell and the associated revenue can vary depending on a number of factors, including the market for these credits, changes to the various voluntary or compliance programs under which the credits are generated and sold, and our ability to strictly comply with the programs under which the attributes can be sold. The decrease in the period-to-period comparison was primarily due to a decrease in the price received for the environmental attributes sold.
•Water income represents revenue generated when CNX accepts deliveries of produced water from third parties for reuse in the Company’s hydraulic fracturing operations, as well as from sales of freshwater to third parties. Water income decreased in the period-to-period comparison due to lower third-party sales in the current period.
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
•Equity income from affiliates represents CNX’s share of earnings and losses from various entities, including interests in various oilfield service companies and an interest in a gas-fired generation facility located within CNX’s CBM field.

Exploration and Production Related Other Costs

	For the Three Months Ended June 30,
(in millions)	2025	2024	Variance	Percent Change
Lease Expiration Costs	$1	$1	$—	—%
Land Rentals	1	1	—	—%
Total Exploration and Production Related Other Costs	$2	$2	$—	—%

SG&A

SG&A includes costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, charitable contributions and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Three Months Ended June 30,
(in millions)	2025	2024	Variance	Percent Change
Salaries, Wages and Employee Benefits	$4	$7	$(3)	(42.9)%
Short-Term Incentive Compensation	3	3	—	—%
Long-Term Equity-Based Compensation (Non-Cash)	5	4	1	25.0%
Other	17	18	(1)	(5.6)%
Total SG&A	$29	$32	$(3)	(9.4)%

•Salaries, wages and employee benefits decreased in the period-to-period comparison due to a reduction in headcount that occurred during the first quarter of 2025.

Other Operating Expense

	For the Three Months Ended June 30,
(in millions)	2025	2024	Variance	Percent Change
Environmental Attribute Fees	$2	$5	$(3)	(60.0)%
Unutilized Firm Transportation and Processing Fees	15	15	—	—%
Insurance Expense	1	1	—	—%
Virginia Flood Expense	—	(1)	1	100.0%
Other	4	1	3	300.0%
Total Other Operating Expense	$22	$21	$1	4.8%

•Environmental attribute fees represent costs related to the sale of environmental attributes that are included in Other Revenue and Operating Income. The decrease in fees in the period-to-period comparison primarily relates to a reimbursement received from one of our counterparties in the current period for certain expenses.
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
•Other increased in the period-to-period comparison due to multiple one-time items, none of which were individually material.

Other Expense (Income)

	For the Three Months Ended June 30,
(in millions)	2025	2024	Variance	Percent Change
Other Income
Litigation Recoveries	$1	$4	$(3)	(75.0)%
Other	1	1	—	—%
Total Other Income	$2	$5	$(3)	(60.0)%

Other Expense
Professional Services	$3	$1	$2	200.0%
Bank Fees	3	3	—	—%
Total Other Expense	$6	$4	$2	50.0%

Total Other Expense (Income)	$4	$(1)	$5	500.0%

•CNX pursues legal recoveries when certain circumstances arise. The decrease in litigation recoveries in the period-to-period comparison was the result of various recoveries that occurred in each period.

Gain on Asset Sales and Abandonments, net

A net gain on asset sales and abandonments of $18 million was recognized in the three months ended June 30, 2025 compared to a net gain of $1 million in the three months ended June 30, 2024. The net gain recognized during both the three months ended June 30, 2025 and 2024 primarily relates to the sale of various non-core assets (rights-of-way, surface acreage and other non-operated oil and gas interests and assets). See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Interest Expense

	For the Three Months Ended June 30,
(in millions)	2025	2024	Variance	Percent Change
Total Interest Expense	$44	$39	$5	12.8%

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

Income Taxes

	For the Three Months Ended June 30,
(in millions)	2025	2024	Variance	Percent Change
Total Company Earnings (Loss) Before Income Tax	$586	$(15)	$601	(4,006.7)%
Income Tax Expense	$153	$3	$150	5,000.0%
Effective Income Tax Rate	26.1%	(19.8)%	45.9%

The effective income tax rates for the three months ended June 30, 2025 and 2024 were 26.1% and (19.8)%, respectively. The effective rate for the three months ended June 30, 2025 and 2024 differs from the U.S. federal statutory rate of 21% primarily due to the impact equity compensation, federal tax credits and state taxes. See Note 5 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Results of Operations - Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

Net Income (Loss)
CNX reported net income of $235 million, or earnings per diluted share of $1.37, for the six months ended June 30, 2025, compared to a net loss of $11 million, or loss per diluted share of $0.07, for the six months ended June 30, 2024.

Included in the earnings for the six months ended June 30, 2025 was an unrealized gain on commodity derivative instruments of $38 million and a net gain on asset sales and abandonments of $27 million. Included in the loss for the six months ended June 30, 2024 was an unrealized loss on commodity derivative instruments of $143 million and a net loss on asset sales and abandonments of $20 million. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the (gain) loss on asset sales and abandonments.

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

Non-GAAP Financial Measures Reconciliation

	For the Six Months Ended June 30,
(Dollars in millions)	2025	2024
Total Revenue and Other Operating Income	$1,045	$706
(Deduct) Add:
Purchased Gas Revenue	(22)	(25)
Unrealized (Gain) Loss on Commodity Derivative Instruments	(38)	143
Other Revenue and Operating Income	(94)	(97)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$891	$727

Total Operating Expense	$666	$618
Deduct:
Depreciation, Depletion and Amortization (DD&A) - Corporate	(10)	(6)
Exploration and Production Related Other Costs	(4)	(5)
Purchased Gas Costs	(21)	(24)
Selling, General and Administrative Costs	(68)	(70)
Other Operating Expense	(35)	(46)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$528	$467
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

	For the Six Months Ended June 30,
	2025		2024		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		315.4		274.4		41.0

Natural Gas, NGL and Oil Revenue	$1,036	$3.32	$562	$1.99	$474	$1.33
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement	(145)	(0.50)	165	0.66	(310)	(1.16)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	891	2.82	727	2.65	164	0.17
Lease Operating Expense	49	0.16	35	0.13	14	0.03
Production, Ad Valorem, and Other Fees	17	0.06	14	0.05	3	0.01
Transportation, Gathering and Compression	192	0.61	188	0.69	4	(0.08)
Depreciation, Depletion and Amortization (DD&A)	270	0.84	230	0.83	40	0.01
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	528	1.67	467	1.70	61	(0.03)
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$363	$1.15	$260	$0.95	$103	$0.20
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 41.0 Bcfe increase in sales volumes was primarily due to the Apex Transaction that was completed in the first quarter of 2025 (see Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information) and the timing of when new wells were turned-in-line. The increase in volumes was offset, in part, by normal production declines.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense increased on a per unit basis primarily due to an increase in water disposal costs as more water was taken to disposal instead of being reused in well completions and an increase in repairs and maintenance expense. The increases were offset, in part, by the overall increase in total sales volumes.
•Transportation, gathering and compression expense decreased on a per unit basis primarily due to the overall increase in total sales volumes and a decrease in processing costs due to the production mix of higher dry gas volumes and an increase in lower cost ethane volumes. The per unit decreases was offset, in part, by higher repairs and maintenance expense and higher electrical compression expense.
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

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Six Months Ended June 30,
in thousands (unless noted)	2025	2024	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	23,314	23,680	(366)	(1.5)%
Sales Volume (Mbbls)	3,886	3,947	(61)	(1.5)%
Gross Price ($/Bbl)	$24.12	$21.72	$2.40	11.0%
Gross NGL Revenue	$93,821	$85,616	$8,205	9.6%

Oil/Condensate:
Sales Volume (MMcfe)	386	284	102	35.9%
Sales Volume (Mbbls)	64	47	17	36.2%
Gross Price ($/Bbl)	$55.08	$64.80	$(9.72)	(15.0)%
Gross Oil/Condensate Revenue	$3,546	$3,062	$484	15.8%

NATURAL GAS
Sales Volume (MMcf)	291,718	250,392	41,326	16.5%
Sales Price ($/Mcf)	$3.22	$1.89	$1.33	70.4%
Gross Natural Gas Revenue	$938,756	$473,527	$465,229	98.2%

Hedging Impact ($/Mcf)	$(0.50)	$0.66	$(1.16)	(175.8)%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement	$(145,091)	$164,734	$(309,825)	(188.1)%

The increase in Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure was primarily due to the 41.0 Bcfe increase in total sales volumes, the $1.33 per Mcf increase in natural gas sales price, when excluding the impact of hedging and the $2.40 per barrel increase in NGL prices. These increases were offset, in-part, by the impact of the change in the (loss) gain on commodity derivative instruments - cash settlement related to the Company's hedging program.

SEGMENT ANALYSIS for the six months ended June 30, 2025 compared to the six months ended June 30, 2024:

	For the Six Months Ended				Difference to Six Months Ended
	June 30, 2025				June 30, 2024
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$959	$76	$1	$1,036	$451	$23	$—	$474
(Loss) Gain on Commodity Derivative Instruments	(136)	(9)	38	(107)	(289)	(21)	181	(129)
Purchased Gas Revenue	—	—	22	22	—	—	(3)	(3)
Other Revenue and Operating Income	34	—	60	94	2	—	(5)	(3)
Total Revenue and Other Operating Income	857	67	121	1,045	164	2	173	339
Lease Operating Expense	37	12	—	49	13	1	—	14
Production, Ad Valorem, and Other Fees	14	3	—	17	2	1	—	3
Transportation, Gathering and Compression	158	33	1	192	2	1	1	4
Depreciation, Depletion and Amortization	238	29	13	280	41	—	3	44
Exploration and Production Related Other Costs	—	—	4	4	—	—	(1)	(1)
Purchased Gas Costs	—	—	21	21	—	—	(3)	(3)
Selling, General and Administrative Costs	—	—	68	68	—	—	(2)	(2)
Other Operating Expense	—	—	35	35	—	—	(11)	(11)
Total Operating Expense	447	77	142	666	58	3	(13)	48
Other Expense	—	—	7	7	—	—	13	13
Gain on Asset Sales and Abandonments, net	—	—	(27)	(27)	—	—	(47)	(47)
Loss on Debt Extinguishment	—	—	—	—	—	—	(7)	(7)
Interest Expense	—	—	86	86	—	—	10	10
Total Other Expense	—	—	66	66	—	—	(31)	(31)
Total Costs and Expenses	447	77	208	732	58	3	(44)	17
Earnings (Loss) Before Income Tax	$410	$(10)	$(87)	$313	$106	$(1)	$217	$322

        SHALE SEGMENT

The Shale segment had earnings before income tax of $410 million for the six months ended June 30, 2025 compared to earnings before income tax of $304 million for the six months ended June 30, 2024.

	For the Six Months Ended June 30,
	2025	2024	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	272.9	231.1	41.8	18.1%
NGLs Sales Volumes (Bcfe)*	23.3	23.7	(0.4)	(1.7)%
Oil/Condensate Sales Volumes (Bcfe)*	0.4	0.2	0.2	100.0%
Total Shale Sales Volumes (Bcfe)*	296.6	255.0	41.6	16.3%

Average Shale Gas Sales Price (per Mcf)	$3.16	$1.82	$1.34	73.6%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$(0.50)	$0.66	$(1.16)	(175.8)%
Average Sales Price - NGLs (per Mcfe)*	$4.02	$3.62	$0.40	11.0%
Average Sales Price - Oil/Condensate (per Mcfe)*	$9.18	$10.76	$(1.58)	(14.7)%

Total Average Shale Sales Price (per Mcfe)	$2.78	$2.59	$0.19	7.3%
Average Shale Lease Operating Expenses (per Mcfe)	0.13	0.10	0.03	30.0%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.04	0.04	—	—%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.53	0.61	(0.08)	(13.1)%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.81	0.77	0.04	5.2%
Total Average Shale Production Costs (per Mcfe)	$1.51	$1.52	$(0.01)	(0.7)%
Total Average Shale Production Margin (per Mcfe)	$1.27	$1.07	$0.20	18.7%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.
The increase in total Shale sales volumes was primarily due to the Apex Transaction that was completed in the first quarter of 2025 (see Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information) and the timing of when new wells were turned-in-line. The increase in volumes was offset, in part, by normal production declines.

The Shale segment had natural gas, NGLs and oil/condensate revenue of $959 million for the six months ended June 30, 2025 compared to $508 million for the six months ended June 30, 2024. The $451 million increase was primarily due to a 73.6% increase in the average sales price for natural gas, a 16.3% increase in total Shale sales volumes and an 11.0% increase in the average sales price of NGLs. The increase was offset, in part, by the 175.8% change in the (loss) gain on commodity derivative instruments.

The increase in total average Shale sales price was primarily due to a $1.34 per Mcf increase in average gas sales price and a $0.40 per Mcfe increase in the average NGL sales price. These increases were offset, in part, by a $1.16 per Mcf change in the (loss) gain on commodity derivative instruments - cash settlements. The notional amounts associated with these financial hedges represented approximately 223.3 Bcf of the Company's produced Shale gas sales volumes for the six months ended June 30, 2025 at an average loss of $0.60 per Mcf hedged. For the six months ended June 30, 2024, these financial hedges represented approximately 189.6 Bcf at an average gain of $0.80 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $447 million for the six months ended June 30, 2025 compared to $389 million for the six months ended June 30, 2024. The increase in total dollars and decrease in unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $37 million for the six months ended June 30, 2025 compared to $24 million for the six months ended June 30, 2024. The increase in total dollars and unit costs was primarily related to an increase in water disposal costs as more water was taken to disposal instead of being reused in well completions and an increase in well tending expense.

•Shale production, ad valorem and other fees were $14 million for the six months ended June 30, 2025 compared to $12 million for the six months ended June 30, 2024. The increase in total dollars was primarily due to increased realized prices on natural gas. Unit costs remained flat in the period-to-period comparison due to the overall increase in volumes.

•Shale transportation, gathering and compression costs were $158 million for the six months ended June 30, 2025 compared to $156 million for the six months ended June 30, 2024. The increase in total dollars was primarily due to higher repairs and maintenance expense and higher electrical compression expense offset, in part, by lower processing costs due to the production mix of higher dry gas volumes and an increase in lower cost ethane volumes. The decrease in unit costs was due to the increase in total Shale sales volumes.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $238 million for the six months ended June 30, 2025 compared to $197 million for the six months ended June 30, 2024. These amounts included depletion on a unit of production basis of $0.67 per Mcfe and $0.66 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third parties. The Shale segment had other revenue and operating income of $34 million for the six months ended June 30, 2025 compared to $32 million for the six months ended June 30, 2024. The increase in the period-to-period comparison was primarily due to an increase in third-party gathering volumes.

COALBED METHANE (CBM) SEGMENT
The CBM segment had a loss before income tax of $10 million for the six months ended June 30, 2025 compared to a loss before income tax of $9 million for the six months ended June 30, 2024.

	For the Six Months Ended June 30,
	2025	2024	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	18.7	19.2	(0.5)	(2.6)%

Average CBM Gas Sales Price (per Mcf)	$4.09	$2.78	$1.31	47.1%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$(0.49)	$0.62	$(1.11)	(179.0)%

Total Average CBM Sales Price (per Mcf)	$3.60	$3.41	$0.19	5.6%
Average CBM Lease Operating Expenses (per Mcf)	0.64	0.56	0.08	14.3%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.17	0.15	0.02	13.3%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.77	1.65	0.12	7.3%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.53	1.51	0.02	1.3%
Total Average CBM Production Costs (per Mcf)	$4.11	$3.87	$0.24	6.2%
Total Average CBM Production Margin (per Mcf)	$(0.51)	$(0.46)	$(0.05)	(10.9)%
The CBM segment had natural gas revenue of $76 million for the six months ended June 30, 2025 compared to $53 million for the six months ended June 30, 2024. The $23 million increase was due to a 47.1% increase in the average sales price for natural gas in the current period offset, in part, by a 2.6% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price increased $0.19 per Mcf due to a $1.31 per Mcf increase in average natural gas sales price offset, in part, by a $1.11 per Mcf change in the (loss) gain on commodity derivative instruments - cash settlements. The notional amounts associated with these financial hedges represented approximately 14.3 Bcf of the Company's produced CBM sales volumes for the six months ended June 30, 2025 at an average loss of $0.63 per Mcf hedged. For the six months ended June 30, 2024, these financial hedges represented approximately 14.7 Bcf at an average gain of $0.81 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $77 million for the six months ended June 30, 2025 compared to $74 million for the six months ended June 30, 2024. The increase in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $12 million for the six months ended June 30, 2025 compared to $11 million for the six months ended June 30, 2024. The increase in total dollars and unit costs was primarily due to an increase in water disposal costs and well tending expense. The increase in per unit costs was also due to the decrease in total CBM volumes.

•CBM transportation, gathering and compression costs were $33 million for the six months ended June 30, 2025 compared to $32 million for the six months ended June 30, 2024. The increase in total dollars was primarily due to higher repairs and maintenance expenses offset, in part, by lower electrical compression expense. The increase in per unit costs was also due to the decrease in CBM gas sales volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $29 million for the six months ended June 30, 2025 and $29 million or the six months ended June 30, 2024. These amounts included depletion on a unit of production basis of $0.86 per Mcfe and $0.85 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER SEGMENT

The Other Segment includes nominal shallow oil and gas production which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, sales of environmental attributes, exploration and production related other costs, as well as various other expenses that are managed outside the Shale and CBM segments such as selling, general and administrative expense (“SG&A”), interest expense and income taxes.
The Other Segment had a loss before income tax of $87 million for the six months ended June 30, 2025 compared to a loss before income tax of $304 million for the six months ended June 30, 2024. The increase in total dollars is discussed below.

	For the Six Months Ended June 30,
	2025	2024	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	—	0.2	(0.2)	(100.0)%

Unrealized Gain (Loss) on Commodity Derivative Instruments

For the six months ended June 30, 2025, the Other Segment recognized an unrealized gain on commodity derivative instruments of $38 million. For the six months ended June 30, 2024, the Other Segment recognized an unrealized loss on commodity derivative instruments of $143 million. The unrealized gain (loss) on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $22 million for the six months ended June 30, 2025 compared to $25 million for the six months ended June 30, 2024. Purchased gas costs were $21 million for the six months ended June 30, 2025 compared to $24 million for the six months ended June 30, 2024. The period-to-period decrease in purchased gas revenue was primarily due to a decrease in purchased gas sales volumes.

	For the Six Months Ended June 30,
	2025	2024	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	6.1	11.5	(5.4)	(47.0)%
Average Sales Price (per Mcf)	$3.60	$2.20	$1.40	63.6%
Purchased Gas Average Cost (per Mcf)	$3.38	$2.08	$1.30	62.5%

Other Operating Income

	For the Six Months Ended June 30,
(in millions)	2025	2024	Variance	Percent Change
Sales of Environmental Attributes	$43	$46	$(3)	(6.5)%
Water Income	7	9	(2)	(22.2)%
Excess Firm Transportation Income	9	11	(2)	(18.2)%
Equity Income (Loss) from Affiliates	1	(1)	2	200.0%
Total Other Operating Income	$60	$65	$(5)	(7.7)%

•Sales of environmental attributes include items such as (but are not limited to): carbon credits, air quality credits, renewable or alternative energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances. The quantities and types of environmental attributes we sell and the associated revenue can vary depending on a number of factors, including the market for these credits, changes to the various voluntary or compliance programs under which the credits are generated and sold, and our ability to strictly comply with the programs under which the attributes can be sold. The decrease in the period-to-period comparison was due to a decrease in the amount of environmental attributes sold.
•Water income represents revenue generated when CNX accepts deliveries of produced water from third parties for reuse in the Company’s hydraulic fracturing operations, as well as from sales of freshwater to third parties. Water income decreased in the period-to-period comparison primarily due to lower third-party sales in the current period.
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
•Equity income (loss) from affiliates represents CNX’s share of earnings and losses from various entities, including interests in various oilfield service companies and an interest in a gas-fired generation facility located within CNX’s CBM field.
Exploration and Production Related Other Costs

	For the Six Months Ended June 30,
(in millions)	2025	2024	Variance	Percent Change
Land Rentals	$2	$2	$—	—%
Lease Expiration Costs	2	2	—	—%
Permitting Expense	—	1	(1)	(100.0)%
Total Exploration and Production Related Other Costs	$4	$5	$(1)	(20.0)%

SG&A

SG&A includes costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, charitable contributions and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Six Months Ended June 30,
(in millions)	2025	2024	Variance	Percent Change
Salaries, Wages and Employee Benefits	$13	$15	$(2)	(13.3)%
Short-term Incentive Compensation	6	7	(1)	(14.3)%
Contributions and Advertising	3	3	—	—%
Long-term Equity-Based Compensation (Non-Cash)	14	12	2	16.7%
Other	32	33	(1)	(3.0)%
Total SG&A	$68	$70	$(2)	(2.9)%

•Salaries, wages and employee benefits decreased in the period-to-period comparison due to a reduction in headcount that occurred at the end of the first quarter of 2025.

•Long-term equity-based compensation (non-cash) increased in the period-to-period comparison due to an increase in equity awards.

Other Operating Expense

	For the Six Months Ended June 30,
(in millions)	2025	2024	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$18	$24	$(6)	(25.0)%
Environmental Attribute Fees	5	7	(2)	(28.6)%
Water Expense	—	1	(1)	(100.0)%
Idle Equipment and Service Charges	2	3	(1)	(33.3)%
Inventory Adjustments	1	2	(1)	(50.0)%
Insurance Expense	3	2	1	50.0%
Virginia Flood Expense	—	(2)	2	100.0%
Other	6	9	(3)	(33.3)%
Total Other Operating Expense	$35	$46	$(11)	(23.9)%

•Unutilized firm transportation and processing fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. In some instances, the Company may have the opportunity to realize more favorable net pricing by strategically choosing to sell natural gas into a market or to a customer that does not require the use of the Company’s own firm transportation capacity. Such sales would result in an increase in unutilized firm transportation expense. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Excess Firm Transportation Income in Other Operating Income. The decrease in period-to-period comparison was primarily due to lower fees in the current period, resulting from capacity optimization driven by colder weather in the earlier part of the year.
•Environmental attribute fees represent costs related to the sale of environmental attributes that are included in Other Revenue and Operating Income. The decrease in fees in the period-to-period comparison relates to the decrease in sales above.
•Idle equipment and service charges relate to the temporary idling of certain equipment and other services that may be needed in the natural gas drilling and completions process.
•Inventory adjustments represent required adjustments made to record inventory at the lower of cost or net realizable value.
•Other includes multiple one-time items in the period-to-period comparison. The decrease in the period-to-period comparison, was primarily due to the prior period including a $3 million charge related to a prior year sales and use tax audit settlement and a $3 million charge related to a prior year pipeline tariff filing. No such transactions occurred in the current period.

Other Expense (Income)

	For the Six Months Ended June 30,
(in millions)	2025	2024	Variance	Percent Change
Other Income
Litigation Recoveries	$1	$12	$(11)	(91.7)%
Right-of-Way Sales	—	1	(1)	(100.0)%
Other	2	2	—	—%
Total Other Income	$3	$15	$(12)	(80.0)%

Other Expense
Professional Services	$2	$2	$—	—%
Bank Fees	5	5	—	—%
Other Corporate Expense	3	2	1	50.0%
Total Other Expense	$10	$9	$1	11.1%

Total Other Expense (Income)	$7	$(6)	$13	216.7%

•CNX pursues legal recoveries when certain circumstances arise. The decrease in litigation recoveries in the period-to-period comparison was the result of various recoveries that occurred in both periods.

(Gain) Loss on Asset Sales and Abandonments, net

A net gain on asset sales and abandonments of $27 million was recognized in the six months ended June 30, 2025 compared to a net loss of $20 million in the six months ended June 30, 2024. The net gain recognized in the six months ended June 30, 2025 primarily relates to sale of various non-core assets (primarily rights-of-way, surface acreage and other non-core oil and gas interests), offset in part by a $6 million loss on the sale of a non-core midstream facility to a third party. The net loss recognized in the six months ended June 30, 2024 primarily relates to a $26 million loss on the sale of a non-core pipeline to a third party offset, in part, by the sale of various other non-core assets (primarily rights-of-way, surface acreage and other non-operated oil and gas interests and assets). See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Loss on Debt Extinguishment

A loss on debt extinguishment of $7 million was recognized in the six months ended June 30, 2024 in connection with CNX's repurchase of $350 million aggregate principal amount of 7.25% Senior Notes due March 2027 at an average price equal to 101.9% of the principal amount. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. No such transactions occurred in the current period.

Interest Expense

	For the Six Months Ended June 30,
(in millions)	2025	2024	Variance	Percent Change
Total Interest Expense	$86	$76	$10	13.2%

The $10 million increase in total interest expense was primarily due to higher borrowings on the CNX Credit Facility at higher interest rates and higher principal balances related to the long-term debt that was issued in 2025 offset, in part, by lower borrowings on the CNXM Credit Facility. See Note 8 – Revolving Credit Facilities and Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Six Months Ended June 30,
(in millions)	2025	2024	Variance	Percent Change
Total Company Earnings (Loss) Before Income Tax	$313	$(9)	$322	(3,577.8)%
Income Tax Expense	$78	$2	$76	3,800.0%
Effective Income Tax Rate	24.9%	(27.9)%	52.8%

The effective income tax rates for the six months ended June 30, 2025 and 2024 were 24.9% and (27.9)%, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation, federal tax credits, and state taxes. See Note 5 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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
As of June 30, 2025, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices, CNX currently expects to remain in compliance with its debt covenants.

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

Factors that may Impact our Liquidity
•The Company’s cash on hand and access to additional liquidity. Cash, cash equivalents and restricted cash were $16 million as of June 30, 2025 and $55 million as of December 31, 2024.
•Accounts and notes receivable - trade as of June 30, 2025 and December 31, 2024 were $180 million for each period, respectively. Our accounts and notes receivable balance may fluctuate as of any balance sheet date depending on the prices we receive for our natural gas and NGLs and the volumes sold.
•As of June 30, 2025, CNX had approximately $329 million classified as current portion of long-term debt, primarily related to the Convertible Notes due in May 2026. CNX actively manages its debt, including maturities and interest rates, in order to maintain financial flexibility and support long-term strategic objectives. Management may, from time to time, refinance existing indebtedness, adjust the mix of variable- and fixed-rate debt, or pursue alternative financing sources to meet the Company’s cash and operational needs. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•Capital expenditures are expected to range between $450 million to $500 million for the year ended December 31, 2025. For the six months ended June 30, 2025, CNX had capital expenditures of $245 million.
•Production volumes are expected to range between 615.0 Bcfe and 620.0 Bcfe for the year ended December 31, 2025. For the six months ended June 30, 2025, CNX had production volumes of 315.4 Bcfe.
•Prices for natural gas and NGLs are volatile, and an extended decline in the prices we receive for our natural gas and NGLs will adversely affect our financial condition and cash flows.
•In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas and NGL swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net liability of $471 million at June 30, 2025 and a net liability of $536 million at December 31, 2024. The Company has not experienced any issues of non-performance by derivative counterparties. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q for further discussion of our commodity risk management.

Cash Flows (in millions)

	For the Six Months Ended June 30,
	2025	2024	Change
Cash Provided by Operating Activities	$498	$377	$121
Cash Used in Investing Activities	$(729)	$(304)	$(425)
Cash Provided by (Used in) Financing Activities	$191	$(69)	$260
Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:
•Net income increased $246 million in the period-to-period comparison.
•Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $190 million net change in commodity derivative instruments, a $67 million net increase in deferred income taxes, a $47 million increase in (gain) loss on asset sales and abandonments, net and a $45 million net increase for various other changes in working capital.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:
•Capital expenditures decreased $75 million primarily due to a decrease in drilling and completions activity.
•Proceeds from asset sales increased $21 million primarily due to the sale of various non-operated producing oil and gas assets primarily located in the Appalachian Basin. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the six months ended June 30, 2025, the Company completed the Apex Transaction, for total cash consideration of approximately $518 million, subject to certain post-closing adjustments. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:
•Proceeds from borrowings under the CNXM Credit Facility increased $58 million and repayments under the CNXM Credit Facility decreased $7 million.
•Proceeds from borrowings under the CNX Credit Facility increased $505 million and repayments under the CNX Credit Facility increased $342 million.
•During the six months ended June 30, 2025, CNX issued an additional $200 million aggregate principal amount of additional 7.25% senior notes due 2032 at a price of 100.5% of par. This issuance also included an underwriter discount and other issuance costs of $1.5 million, for net cash proceeds of $198.5 million. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the six months ended June 30, 2024, CNX paid $357 million to repurchase $350 million aggregate principal amount of CNX 7.25% Senior Notes due March 2027 at a price of 101.9% of the principal amount. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
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
•In the six months ended June 30, 2025, CNX repurchased $241 million of its common stock on the open market compared to $96 million during the six months ended June 30, 2024.
•During the six months ended June 30, 2025, debt issuance and financing fees decreased $14 million primarily due to amending both the CNX and CNXM Credit Facilities in the prior year. See Note 8 – Revolving Credit Facilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Commitments and Significant Contractual and Other Material Cash Obligations

The following is a summary of the Company's significant contractual and other material cash obligations at June 30, 2025 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$3,975	$7,126	$3,686	$—	$14,787
Gas Firm Transportation and Processing	237,551	459,461	275,892	472,716	1,445,620
Long-Term Debt	328,981	—	1,205,662	1,090,244	2,624,887
Interest on Long-Term Debt	155,067	297,734	245,838	123,876	822,515
Finance Lease Obligations	5,295	13,962	19,528	1,913	40,698
Interest on Finance Lease Obligations	2,415	3,950	1,622	95	8,082
Operating Lease Obligations	47,768	24,870	12,217	9,387	94,242
Interest on Operating Lease Obligations	2,670	2,809	1,632	1,151	8,262
Long-Term Liabilities—Employee Related (a)	2,170	4,554	4,771	20,735	32,230
Other Long-Term Liabilities (b)	233,275	48,900	20,000	106,004	408,179
Total Contractual Obligations (c)	$1,019,167	$863,366	$1,790,848	$1,826,121	$5,499,502
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

Debt
At June 30, 2025, CNX had total debt of $2,625 million, including the current portion of long-term debt of $329 million and excluding unamortized debt issuance costs. This long-term debt consisted of:
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
•An aggregate principal amount of $331 million of 2.25% Convertible Senior Notes due May 2026, unless earlier redeemed, repurchased, or converted, less $2 million of unamortized discount and issuance costs. Interest on the notes is payable May 1 and November 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner). The Convertible Notes are classified as short-term debt at June 30, 2025.
•An aggregate principal amount of $287 million in outstanding borrowings under the CNX Credit Facility. Payment of the principal and interest on the CNX Credit Facility is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $22 million in outstanding borrowings under the CNXM Credit Facility. Payment of the principal and interest on the CNXM Credit Facility is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of the CNXM Facility.

Total Equity and Dividends
CNX had total equity of $4,093 million at June 30, 2025 compared to $4,098 million at December 31, 2024. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
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
Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at June 30, 2025. Management believes these items will expire without being funded. See Note 11 – Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

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
CNX's open derivative instruments can cause earnings volatility relative to changes in market prices until the derivative contracts are either settled or are monetized prior to settlement. At June 30, 2025 and December 31, 2024 our open derivative instruments were in net liability positions with fair values of $471 million and $536 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at June 30, 2025 and December 31, 2024. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $508 million and $518 million at June 30, 2025 and December 31, 2024, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $508 million and $518 million at June 30, 2025 and December 31, 2024, respectively.
CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company has used derivative instruments in the past in order to manage risk related to interest rates, although there are currently no active agreements (see Note 12 – Derivative Instruments in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information). At June 30, 2025 and December 31, 2024, CNX had $2,331 million and $2,132 million, respectively, of aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $9 million and $9 million, respectively. At June 30, 2025 and December 31, 2024, CNX had $308 million and $59 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to the CNX Credit Facility, under which there were $286 million borrowings at June 30, 2025 and $43 million borrowings at December 31, 2024, and the CNXM Credit Facility, under which there were $22 million of borrowings at June 30, 2025 and $16 million at December 31, 2024. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of June 30, 2025 and December 31, 2024 by $3 million and $1 million, respectively, on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of July 8, 2025, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2025 Fixed Price Volumes
Hedged Bcf	N/A	N/A	121.9	121.9	243.8
Weighted Average Hedge Price per Mcf	N/A	N/A	$2.56	$2.55	$2.55
2026 Fixed Price Volumes
Hedged Bcf	110.2	109.9	111.0	111.0	437.7*
Weighted Average Hedge Price per Mcf	$2.75	$2.70	$2.70	$2.68	$2.70
2027 Fixed Price Volumes
Hedged Bcf	86.1	85.4	86.3	85.4	339.7*
Weighted Average Hedge Price per Mcf	$3.26	$3.26	$3.26	$3.31	$3.26
2028 Fixed Price Volumes
Hedged Bcf	18.9	18.9	19.1	19.0	75.9
Weighted Average Hedge Price per Mcf	$3.40	$3.40	$3.40	$3.40	$3.40
2029 Fixed Price Volumes
Hedged Bcf	4.3	4.3	4.3	4.3	17.2
Weighted Average Hedge Price per Mcf	$0.02	$0.02	$0.02	$0.02	$0.02
*Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2025 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A.     RISK FACTORS
The financial conditions and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in "Item 1A. Risk Factors" in the 2024 Form 10-K. The risks described could materially and adversely affect CNX's business, financial condition, cash flows, and results of operations. CNX may experience additional risks and uncertainties not currently known; or, as a result of developments occurring in the future, conditions that are currently deemed to be immaterial may also materially and adversely affect CNX's business, financial condition, cash flows, and results of operations. Except for the risk factor disclosed in Part II, Item 1A of the first quarter 2025 Form 10-Q, which is hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no material changes to the Company’s risk factors as set forth in the 2024 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the three months ended June 30, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
April 1, 2025 - April 30, 2025	1,436,840	$29.92	1,436,840	$782,910
May 1, 2025 - May 31, 2025	1,306,351	$31.60	1,306,351	$741,631
June 1, 2025 - June 30, 2025	927,483	$32.78	915,060	$711,632
Total	3,670,674		3,658,251

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

ITEM 5.     OTHER INFORMATION
Trading Arrangements

None of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Exchange Act adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2025.

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

Dated: July 24, 2025

CNX RESOURCES CORPORATION

By:	/S/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Director and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ ALAN K. SHEPARD
Alan K. Shepard
President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

By:	/S/ JASON L. MUMFORD
Jason L. Mumford
Vice President and Controller