Form 10-Q
period 2025-09-30
CNX Resources Corp
filed 2025-10-30
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of October 20, 2025
Common stock, $0.01 par value	134,832,658

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

PART I : FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
(Unaudited)	September 30,		September 30,
Revenue and Other Operating Income:	2025	2024	2025	2024
Natural Gas, NGLs and Oil Revenue	$400,990	$259,459	$1,437,113	$821,664
Gain on Commodity Derivative Instruments	131,695	88,964	24,596	110,587
Purchased Gas Revenue	9,026	27,306	30,985	52,612
Other Revenue and Operating Income	42,129	48,484	135,956	145,345
Total Revenue and Other Operating Income	583,840	424,213	1,628,650	1,130,208
Costs and Expenses:
Operating Expense
Lease Operating Expense	27,127	17,253	76,715	52,798
Production, Ad Valorem and Other Fees	7,725	6,646	24,666	20,909
Transportation, Gathering and Compression	97,053	96,274	289,165	284,633
Depreciation, Depletion and Amortization	149,323	121,227	428,979	357,418
Exploration and Production Related Other Costs	1,656	1,935	5,509	6,610
Purchased Gas Costs	8,455	26,594	29,066	50,549
Selling, General, and Administrative Costs	30,375	32,498	98,456	102,194
Other Operating Expense	19,178	16,462	54,273	62,172
Total Operating Expense	340,892	318,889	1,006,829	937,283
Other (Income) Expense
Other Expense (Income)	1,752	(4,590)	9,429	(10,664)
(Gain) Loss on Asset Sales and Abandonments, net	(67,460)	(10,570)	(94,759)	8,912
Loss on Debt Extinguishment	—	—	—	7,043
Interest Expense	42,964	37,923	128,616	113,997
Total Other (Income) Expense	(22,744)	22,763	43,286	119,288
Total Costs and Expenses	318,148	341,652	1,050,115	1,056,571
Income Before Income Tax	265,692	82,561	578,535	73,637
Income Tax Expense	63,589	17,021	141,625	19,507
Net Income	$202,103	$65,540	$436,910	$54,130

Earnings per Share
Basic	$1.45	$0.44	$3.05	$0.36
Diluted	$1.21	$0.37	$2.57	$0.32

Dividends Declared	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
(Unaudited)	2025	2024	2025	2024
Net Income	$202,103	$65,540	$436,910	$54,130
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $(26), $(30), $(78), $(90))	70	81	209	243

Comprehensive Income	$202,173	$65,621	$437,119	$54,373

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,735	$17,198
Restricted Cash	10,168	37,875
Accounts and Notes Receivable:
Trade, net	141,264	179,547
Other Receivables, net	56,596	17,859
Supplies Inventories	30,822	14,572
Derivative Instruments	100,076	87,925
Prepaid Expenses	17,234	15,659
Total Current Assets	360,895	370,635
Property, Plant and Equipment:
Property, Plant and Equipment	13,839,517	13,037,948
Less—Accumulated Depreciation, Depletion and Amortization	6,054,758	5,653,837
Total Property, Plant and Equipment—Net	7,784,759	7,384,111
Other Non-Current Assets:
Operating Lease Right-of-Use Assets	167,893	98,713
Derivative Instruments	118,387	160,183
Goodwill	323,314	323,314
Other Intangible Assets	58,971	63,885
Restricted Cash	2,430	—
Other	87,469	111,062
Total Other Non-Current Assets	758,464	757,157
TOTAL ASSETS	$8,904,118	$8,511,903

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	September 30, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$110,649	$123,249
Derivative Instruments	316,729	354,621
Current Portion of Finance Lease Obligations	5,080	4,236
Current Portion of Long-Term Debt	329,378	327,766
Current Portion of Operating Lease Obligations	48,140	51,474
Other Accrued Liabilities	255,313	261,232
Total Current Liabilities	1,065,289	1,122,578
Non-Current Liabilities:
Long-Term Debt	2,247,199	1,838,234
Finance Lease Obligations	26,209	21,040
Operating Lease Obligations	122,477	49,519
Derivative Instruments	251,206	429,533
Deferred Income Taxes	836,354	696,136
Asset Retirement Obligations	124,460	119,189
Other	115,351	137,644
Total Non-Current Liabilities	3,723,256	3,291,295
TOTAL LIABILITIES	4,788,545	4,413,873
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 135,887,339 Issued and Outstanding at September 30, 2025; 148,879,640 Issued and Outstanding at December 31, 2024	1,360	1,490
Capital in Excess of Par Value	2,254,021	2,348,959
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	1,865,695	1,753,293
Accumulated Other Comprehensive Loss	(5,503)	(5,712)
TOTAL STOCKHOLDERS' EQUITY	4,115,573	4,098,030
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,904,118	$8,511,903

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands) (Unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
June 30, 2025	$1,420	$2,298,970	$1,797,896	$(5,573)	$4,092,713
Net Income	—	—	202,103	—	202,103
Issuance of Common Stock	—	56	—	—	56
Purchase and Retirement of Common Stock	(60)	(50,170)	(133,956)	—	(184,186)
Shares Withheld for Taxes	—	—	(348)	—	(348)
Amortization of Stock-Based Compensation Awards	—	5,165	—	—	5,165
Other Comprehensive Income	—	—	—	70	70
September 30, 2025	$1,360	$2,254,021	$1,865,695	$(5,503)	$4,115,573
(Dollars in thousands) (Unaudited)
June 30, 2024	$1,516	$2,363,053	$1,893,215	$(7,139)	$4,250,645
Net Income	—	—	65,540	—	65,540
Issuance of Common Stock	1	169	—	—	170
Purchase and Retirement of Common Stock	(23)	(19,353)	(44,234)	—	(63,610)
Shares Withheld for Taxes	—	—	(303)	—	(303)
Amortization of Stock-Based Compensation Awards	—	4,192	—	—	4,192
Other Comprehensive Income	—	—	—	81	81
September 30, 2024	$1,494	$2,348,061	$1,914,218	$(7,058)	$4,256,715

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
December 31, 2024	$1,490	$2,348,959	$1,753,293	$(5,712)	$4,098,030
(Unaudited)
Net Income	—	—	436,910	—	436,910
Issuance of Common Stock	1	985	—	—	986
Purchase and Retirement of Common Stock	(139)	(114,980)	(310,668)	—	(425,787)
Shares Withheld for Taxes	—	—	(13,840)	—	(13,840)
Amortization of Stock-Based Compensation Awards	8	19,057	—	—	19,065
Other Comprehensive Income	—	—	—	209	209
September 30, 2025	$1,360	$2,254,021	$1,865,695	$(5,503)	$4,115,573
(Dollars in thousands)
December 31, 2023	$1,548	$2,384,910	$1,981,860	$(7,301)	$4,361,017
(Unaudited)
Net Income	—	—	54,130	—	54,130
Issuance of Common Stock	2	1,206	—	—	1,208
Purchase and Retirement of Common Stock	(66)	(53,790)	(103,591)	—	(157,447)
Shares Withheld for Taxes	—	—	(18,181)	—	(18,181)
Amortization of Stock-Based Compensation Awards	10	15,735	—	—	15,745
Other Comprehensive Income	—	—	—	243	243
September 30, 2024	$1,494	$2,348,061	$1,914,218	$(7,058)	$4,256,715

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended
Dollars in Thousands	September 30,
Cash Flows from Operating Activities:	2025	2024
Net Income	$436,910	$54,130
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	428,979	357,418
Amortization of Deferred Financing Costs	8,083	8,722
Stock-Based Compensation	19,065	15,745
(Gain) Loss on Asset Sales and Abandonments, net	(94,759)	8,912
Loss on Debt Extinguishment	—	7,043
Gain on Commodity Derivative Instruments	(24,596)	(110,587)
Loss on Other Derivative Instruments	—	1,099
Net Cash (Paid) Received in Settlement of Commodity Derivative Instruments	(161,977)	234,347
Deferred Income Taxes	140,140	16,191
Other	1,842	1,001
Changes in Operating Assets:
Accounts and Notes Receivable	49,036	(16,010)
Supplies Inventories	(16,250)	6,881
Prepaid Expenses	(1,575)	(4,275)
Changes in Other Assets	22,883	(46,337)
Changes in Operating Liabilities:
Accounts Payable	(17,974)	(4,648)
Accrued Interest	(15,393)	(15,126)
Other Operating Liabilities	(20,388)	(13,075)
Changes in Other Liabilities	(22,118)	45,551
Net Cash Provided by Operating Activities	731,908	546,982
Cash Flows from Investing Activities:
Capital Expenditures	(320,574)	(434,837)
Proceeds from Asset Sales	105,207	24,152
Investment in Equity Affiliates	(3,303)	(3,562)
Apex Acquisition (Net of Cash Acquired)	(517,599)	—
Net Cash Used in Investing Activities	(736,269)	(414,247)
Cash Flows from Financing Activities:
Payments on Long-Term Notes	—	(356,504)
Proceeds from CNXM Revolving Credit Facility Borrowings	252,925	193,550
Repayments of CNXM Revolving Credit Facility Borrowings	(248,475)	(272,050)
Proceeds from CNX Revolving Credit Facility Borrowings	1,574,600	939,700
Repayments of CNX Revolving Credit Facility Borrowings	(1,370,800)	(838,500)
Proceeds from Issuance of CNX Senior Notes	198,500	395,000
Payments on Other Debt	(3,089)	(1,722)
Proceeds from Issuance of Common Stock	986	1,208
Shares Withheld for Taxes	(13,840)	(18,181)
Purchases of Common Stock	(423,226)	(159,197)
Debt Issuance and Financing Fees	(960)	(15,172)
Net Cash Used in Financing Activities	(33,379)	(131,868)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(37,740)	867
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	55,073	443
Cash, Cash Equivalents and Restricted Cash at End of Period	$17,333	$1,310

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for future periods.

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

Cash & Cash Equivalents

Cash and cash equivalents of $4,735 and $17,198 as of September 30, 2025 and December 31, 2024, respectively, include cash on hand and on deposit at banking institutions as well as all highly liquid short-term securities with original maturities of three months or less.
Restricted Cash:
Current assets include restricted cash of $10,168 and $37,875 as of September 30, 2025 and December 31, 2024, respectively, consisting of funds that the Company was contractually obligated to maintain in an escrow account in accordance with the terms of the purchase agreement to acquire the natural gas upstream and associated midstream business of Apex Energy II, LLC. See Note 4 – Acquisitions and Dispositions for more information.
Other non-current assets include restricted cash of $2,430 as of September 30, 2025, consisting of funds that the Company was contractually obligated to maintain in an escrow account in accordance with the terms of the purchase agreement to acquire various rights-of-way, surface acreage and other oil and gas royalty interests from a third party. No such transactions occurred as of December 31, 2024. See Note 4 – Acquisitions and Dispositions for more information.

Receivables

As of September 30, 2025 and December 31, 2024, Accounts Receivable - Trade were $141,264 and $179,547, respectively, and Other Receivables were $56,596 and $17,859, respectively.

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

The following represents activity related to the allowance for credit losses for the nine months ended:

	September 30,
	2025	2024
Allowance for Credit Losses - Trade, Beginning of Year	$84	$84
Provision for Expected Credit Losses	—	—
Allowance for Credit Losses - Trade, End of Period	$84	$84

Allowance for Credit Losses - Other Receivables, Beginning of Year	$1,233	$2,847
Recoveries Collected	—	(1,692)
Provision for Expected Credit Losses	(202)	201
Allowance for Credit Losses - Other Receivables, End of Period	$1,031	$1,356

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

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Anti-Dilutive Options	—	11,058	—	6,134
Anti-Dilutive Restricted Stock Units	244,338	—	273,398	36,018
	244,338	11,058	273,398	42,152

The Convertible Notes, if converted by the holder, may be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election. The Company is currently evaluating the methods in which the convertible obligation will be settled upon conversion. Accounting Standards Update (“ASU”) 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06") amended the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method (See Note 10 – Long-Term Debt for more information). The if-converted method assumes the conversion of convertible instruments occurs at the beginning of the reporting period and diluted weighted average shares outstanding includes the common shares issuable upon conversion of the convertible instruments. In periods where CNX recognizes net income, the conversion spread has a dilutive impact on diluted earnings per share when the average market price of the Company's common stock for a given period exceeds the initial conversion price of $12.84 per share for the Convertible Notes. In connection with the Convertible Notes' issuance, the Company entered into privately negotiated capped call transactions with certain counterparties (the "Capped Calls" and "Capped Call Transactions"), which were not included in calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Options	8,225	24,675	106,231	934,111
Restricted Stock Units	25,155	47,188	756,238	893,400
Performance Share Units	12,052	—	495,622	753,673
	45,432	71,863	1,358,091	2,581,184

The computations for basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$202,103	$65,540	$436,910	$54,130
Basic Earnings Available to Shareholders	$202,103	$65,540	$436,910	$54,130

Effect of Dilutive Securities:
Add Back Interest on Convertible Notes (Net of Tax)	$1,405	$1,377	$4,214	$4,132
Diluted Earnings Available to Shareholders	$203,508	$66,917	$441,124	$58,262

Weighted-Average Shares of Common Stock Outstanding	139,251,482	150,342,177	143,455,291	152,098,676
Effect of Diluted Shares:
Options	549,148	748,078	568,262	888,717
Restricted Stock Units	1,176,208	1,422,715	1,138,590	1,248,254
Performance Share Units	856,491	848,622	850,788	782,130
Convertible Notes	25,751,869	25,751,869	25,751,869	25,751,869
Weighted-Average Diluted Shares of Common Stock Outstanding	167,585,198	179,113,461	171,764,800	180,769,646

Earnings per Share:
Basic	$1.45	$0.44	$3.05	$0.36
Diluted	$1.21	$0.37	$2.57	$0.32

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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from Contracts with Customers:
Natural Gas Revenue	$361,300	$209,228	$1,300,056	$682,754
NGL Revenue	36,663	46,173	130,483	131,789
Oil/Condensate Revenue	3,027	4,058	6,574	7,121
Total Natural Gas, NGL and Oil Revenue	400,990	259,459	1,437,113	821,664

Purchased Gas Revenue	9,026	27,306	30,985	52,612

Other Sources of Revenue and Other Operating Income:
Gain on Commodity Derivative Instruments	131,695	88,964	24,596	110,587
Other Revenue and Operating Income	42,129	48,484	135,956	145,345
Total Revenue and Other Operating Income	$583,840	$424,213	$1,628,650	$1,130,208

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

For natural gas, NGL and oil revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $24,858 as of September 30, 2025. The Company expects to recognize net revenue of $19,003 in the next 12 months and $4,076 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGL and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For the three and nine months ended September 30, 2025 and 2024, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—ACQUISITIONS AND DISPOSITIONS:

On January 27, 2025, the Company completed the acquisition of Apex Energy II, LLC ("the Apex Transaction") for total cash consideration of approximately $517,599, net of $1,588 of cash received, and subject to certain post-closing adjustments. The Apex Transaction was classified as an asset acquisition under GAAP as substantially all the fair value of the acquired assets is concentrated in a group of similar identifiable assets, which are primarily oil and gas properties, wells, and well-related equipment. Therefore, the properties were recorded at the total consideration paid, including purchase price adjustments and capitalized transaction costs. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair value as of the acquisition date. The Apex Transaction expands CNX's existing Shale undeveloped leasehold in the central Pennsylvania region and provides an existing infrastructure footprint that can be leveraged for future development.

During the nine months ended September 30, 2025, CNX acquired various rights-of-way, surface acreage and other oil and gas royalty interests from a third party for net cash proceeds of $24,250 and subject to certain post-closing adjustments. The net cash proceeds are included in Capital Expenditures in the Consolidated Statements of Cash Flows.

During the nine months ended September 30, 2025, CNX sold approximately 7,500 acres of Marcellus Shale rights primarily located in Monroe County, Ohio to a third party for net cash proceeds of $57,086 and subject to certain post-closing adjustments. The net cash proceeds are included in Proceeds from Asset Sales in the Consolidated Statements of Cash Flows. The net gain on the transaction of $57,086 is included in the (Gain) Loss on Asset Sales and Abandonments, net in the Consolidated Statements of Income.

During the nine months ended September 30, 2024, CNX closed on the sale of a non-core pipeline to a third party. The net cash proceeds of $2,017 are included in Proceeds from Asset Sales in the Consolidated Statements of Cash Flows and the net loss on the transaction of $26,150 is included in the (Gain) Loss on Asset Sales and Abandonments, net in the Consolidated Statements of Income.

Additionally, (Gain) Loss on Asset Sales and Abandonments, net in the Consolidated Statements of Income for both the three and nine months ended September 30, 2025 and 2024 and Proceeds from Asset Sales in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 include the sale of various non-core assets (rights-of-way, surface acreage and other non-operated oil and gas interests and assets), none of which were individually material.

NOTE 5—INCOME TAXES:

The effective tax rates for the three and nine months ended September 30, 2025 were 23.9% and 24.5%, respectively. The effective tax rates for the three and nine months ended September 30, 2024 were 20.6% and 26.5%, respectively. The effective tax rate for the three and nine months ended September 30, 2025 and 2024 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation, federal tax credits, and state taxes.

On July 4, 2025, the United States enacted into law the One, Big, Beautiful Bill Act ("OBBBA"). The OBBBA, which, among other things, allows for 100% bonus depreciation on a permanent basis for property acquired and placed in service on or after January 19, 2025, permanently reinstates the EBITDA limitation for the calculation of the deduction for interest expense after December 31, 2024, and allows permanent expensing rather than a 5-year amortization period for domestic research and development amounts paid or incurred in tax years beginning after December 31, 2024. The OBBBA primarily impacts CNX's taxable temporary differences and certain deferred tax assets and liabilities with no material impact to the estimated annual effective tax rate.

The total amount of uncertain tax positions at September 30, 2025 and December 31, 2024 was $129,109 and $113,227, respectively. If these uncertain tax positions were recognized, approximately $129,109 and $113,227 would affect CNX's effective tax rate at September 30, 2025 and December 31, 2024, respectively. In 2025, CNX recognized an increase in unrecognized tax benefits of $15,882 for tax benefits resulting from changes to tax positions from prior periods and tax positions anticipated to be claimed on our 2025 federal income tax return for additional federal tax credits.

CNX recognizes accrued interest and penalties related to uncertain tax positions in interest expense and income tax expense, respectively. As of September 30, 2025 and December 31, 2024, CNX had no accrued liabilities for interest and penalties related to uncertain tax positions.

CNX and its subsidiaries file federal income tax returns with the United States and tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2021.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT:

	September 30, 2025	December 31, 2024
Intangible Drilling Cost	$6,666,391	$6,171,177
Gas Gathering Equipment	2,746,020	2,660,668
Gas Wells and Related Equipment	1,791,199	1,657,272
Proved Gas Properties	1,448,112	1,396,631
Unproved Gas Properties	747,904	721,692
Surface Land and Other Equipment	180,268	180,408
Other	259,623	250,100
Total Property, Plant and Equipment	13,839,517	13,037,948
Less: Accumulated Depreciation, Depletion and Amortization	6,054,758	5,653,837
Total Property, Plant and Equipment - Net	$7,784,759	$7,384,111

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill:

All goodwill is attributed to the Midstream reporting unit within the Shale segment. Goodwill is evaluated for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount.

The accumulated impairment loss on goodwill is $473,045, resulting in a carrying value of $323,314 at both September 30, 2025 and December 31, 2024.

Other Intangible Assets:

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	September 30, 2025	December 31, 2024
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	50,781	45,867
Total Other Intangible Assets, net	$58,971	$63,885
The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets for both the three and nine months ended September 30, 2025 and 2024 was $1,638 and $4,914, respectively. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 8—REVOLVING CREDIT FACILITIES:
CNX:
CNX as borrower and certain of its subsidiaries (not including CNX Midstream Partners LP (CNXM)) as guarantor loan parties entered into a Fourth Amended and Restated Credit Agreement for a senior secured revolving credit facility (the “CNX Credit Facility”), dated as of May 17, 2024 and maturing on May 17, 2029, per the terms in the paragraph below. On May 14, 2025, the CNX Credit Facility borrowing base increased from $2,250,000 to $2,400,000 as part of the semi-annual redetermination. Elected commitments remained unchanged at $1,400,000.
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

The CNX Credit Facility matures on May 17, 2029, provided that if at any time on or after (1) January 30, 2026 (or October 31, 2025, if any debt (as defined in the CNX Credit Facility) is outstanding with a springing maturity date), if any of the Company’s 2.25% Convertible Senior Notes due 2026 are outstanding and (a) availability under the CNX Credit Facility minus (b) the aggregate principal amount of all such outstanding Convertible Senior Notes is less than 20% of the aggregate commitments under the CNX Credit Facility, or (2) October 16, 2028 (or July 17, 2028, if any debt (as defined in the CNX Credit Facility) is outstanding with a springing maturity date), if any of the Company’s 6.0% Senior Notes due 2029 are outstanding and (a) availability under the CNX Credit Facility minus (b) the aggregate principal amount of all such outstanding Senior Notes is less than 20% of the aggregate commitments under the CNX Credit Facility (the first such date, the "Springing Maturity Date"), then the CNX Credit Facility will mature on the Springing Maturity Date.
The CNX Credit Facility also requires that CNX maintain a maximum net leverage ratio of no greater than 3.50 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding derivative asset/liability position, and convertible note liability until one year prior to maturity, and borrowings under the revolver, measured quarterly. The calculation of all of the ratios excludes CNXM, its subsidiaries, and its general partner. CNX was in compliance with all financial covenants as of September 30, 2025.

At September 30, 2025, the CNX Credit Facility had $247,250 of borrowings outstanding, with a weighted average interest rate of 6.44% and $26,939 of letters of credit outstanding, leaving $1,125,811 of unused capacity. At December 31, 2024, the CNX Credit Facility had $43,450 of borrowings outstanding, with a weighted average interest rate of 6.45% and $27,156 of letters of credit outstanding, leaving $1,329,394 of unused capacity.

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

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum net leverage ratio of no greater than between 5.00 to 1.00 (ranging to no greater than 5.25 to 1.00 in certain circumstances); (y) a maximum secured leverage ratio of no greater than 3.25 to 1.00; and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00; in each case as calculated in accordance with the terms and definitions determining such ratios contained in the CNXM Credit Facility. CNXM was in compliance with all financial covenants as of September 30, 2025.

At September 30, 2025, the CNXM Credit Facility had $20,500 of borrowings outstanding, with a weighted average interest rate of 6.06% and no letters of credit outstanding, leaving $579,500 of unused capacity. At December 31, 2024, the CNXM Credit Facility had $16,050 of borrowings outstanding, with a weighted average interest rate of 6.75%, and no letters of credit outstanding, leaving $583,950 of unused capacity.

NOTE 9—OTHER ACCRUED LIABILITIES:

	September 30, 2025	December 31, 2024
Royalties	$104,785	$100,518
Accrued Interest	30,420	45,812
Transportation Charges	22,952	17,922
Current Portion Settlement - See Note 11	22,868	7,080
Short-Term Incentive Compensation	8,993	22,580
Deferred Revenue	8,769	20,696
Accrued Payroll & Benefits	7,007	7,357
Accrued Other Taxes	4,226	9,216
Purchased Gas Payable	1,667	143
Other	28,784	15,125
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	12,875	12,875
Salary Retirement	1,967	1,908
Total Other Accrued Liabilities	$255,313	$261,232

NOTE 10—LONG-TERM DEBT:

	September 30, 2025	December 31, 2024
Senior Notes due March 2032 at 7.25% (Principal of $600,000 and $400,000 less Unamortized Discount of $5,369 and $4,479, respectively)	$594,631	$395,521
Senior Notes due January 2029 at 6.00%, Issued at Par Value	500,000	500,000
Senior Notes due January 2031 at 7.375% (Principal of $500,000 less Unamortized Discount of $3,989 and $4,554, respectively)	496,011	495,446
CNX Midstream Partners LP Senior Notes due April 2030 at 4.75% (Principal of $400,000 less Unamortized Discount of $2,644 and $3,077, respectively)*	397,356	396,923
Convertible Senior Notes due May 2026 at 2.25% (Principal of $330,654 less Unamortized Discount and Issuance Costs of $1,175 and $2,658, respectively)	329,479	327,996
CNX Revolving Credit Facility	247,250	43,450
CNX Midstream Partners LP Revolving Credit Facility*	20,500	16,050
Less: Unamortized Debt Issuance Costs	8,650	9,386
	2,576,577	2,166,000
Less: Current Portion	329,378	327,766
Long-Term Debt	$2,247,199	$1,838,234
*CNX is not a guarantor of CNXM's 4.75% Senior Notes due April 2030 or the CNXM Credit Facility.

During the nine months ended September 30, 2025, CNX issued $200,000 aggregate principal amount of additional 7.25% senior notes due 2032 (the "New Notes") at a price of 100.5% of par, plus accrued interest from September 1, 2024 to the date of closing less an underwriter discount and other issuance costs of $1,500. The New Notes were issued as additional notes under that certain indenture, dated February 23, 2024 (the "Indenture"), pursuant to which CNX previously issued $400,000 aggregate principal amount of 7.25% senior notes due 2032 (the "Initial Notes"). The New Notes are guaranteed by all of CNX's restricted subsidiaries that guarantee the CNX Credit Facility (see Note 8 – Revolving Credit Facilities) and will have identical terms as the Initial Notes, other than the issue date, the initial offering price and the first interest payment date, and the New Notes and the Initial Notes will be treated as a single class of securities under the Indenture and will vote together as a single class.

During the nine months ended September 30, 2024, CNX issued $400,000 aggregate principal amount of 7.25% CNX Senior Notes due March 2032 (the "CNX Senior Notes due March 2032") less an underwriter discount and other issuance costs of $5,000. The CNX Senior Notes due March 2032, along with the related guarantees, were issued pursuant to an indenture dated February 23, 2024 and accrue interest from February 23, 2024 at a rate of 7.25% per year. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2024. The CNX Senior Notes due March 2032 mature on March 1, 2032. Payment of the principal and interest on the notes is guaranteed by most of CNX’s subsidiaries but does not include CNXM (or its subsidiaries or general partner).

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

The Company is currently evaluating the methods in which the convertible obligation will be settled upon conversion.

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

Pursuant to the terms of the Convertible Notes indenture, the Sale Price per share of Common Stock condition for conversion of the Convertible Notes was satisfied as of September 30, 2025, and, accordingly, holders of Convertible Notes are permitted to convert any of their Convertible Notes, at their option, at any time during the quarter beginning on October 1, 2025 and ending on December 31, 2025, subject to all terms and conditions set forth in the Convertible Notes indenture.

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

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

	September 30, 2025	December 31, 2024
Liability Component:
Principal	$330,654	$330,654
Unamortized Issuance Costs	(1,175)	(2,658)
Net Carrying Amount	$329,479	$327,996

Fair Value	$826,698	$953,613
Fair Value Hierarchy	Level 2	Level 2

Interest expense related to the Convertible Notes is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual Interest Expense	$1,860	$1,860	$5,580	$5,580
Amortization of Issuance Costs	498	484	1,483	1,441
Total Interest Expense	$2,358	$2,344	$7,063	$7,021

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

On July 22, 2021, CNX received a letter from the UMWA 1974 Pension Plan ("1974 Plan") requesting information related to the facts and circumstances surrounding the 2013 sale of certain of its coal subsidiaries to Murray Energy. The letter indicated that litigation related to potential withdrawal liabilities from the plan created by the 2019 bankruptcy of Murray Energy was reasonably foreseeable and at that time, no liability had been assessed. The 1974 Plan never issued an assessment to CNX. Following a period of discovery, CNX and the 1974 Plan mediated the claim in February 2024. By agreement dated March 4, 2024, CNX settled the 1974 Plan claim for $75,000 which is payable over five-years with the initial payment made at the end of March 2024. Under the SDA, CONSOL became successor-in-interest to the “Coal Business” and accepted and agreed to assume and be responsible for all “Coal Liabilities.” The assumed “Coal Liabilities” are defined broadly in the SDA and specifically include claims, like the 1974 Plan claim, arising under ERISA; involving contributions or other obligations pursuant to any Benefits Plan; and any withdraw liabilities. CONSOL also unequivocally agreed to defend and indemnify CNX for all liabilities relating to, arising out of or resulting from any “Coal Liabilities.” CNX timely tendered the 1974 Plan claim to CONSOL for defense and indemnity in July 2021, which it denied. CNX continued to demand indemnity from CONSOL including prior to, during and after the March 2024 mediation. After CONSOL repudiated its contractual obligations to CNX, and after having timely fulfilled all SDA prerequisites for bringing the action, on March 7, 2024, CNX sued CONSOL for breach of contract seeking an order requiring CONSOL to indemnify CNX for the 1974 Plan claim settlement. On November 8, 2024, the court granted CNX’s Motion for Partial Summary Judgment (the “Summary Judgment Grant”), finding that CONSOL is obligated to indemnify CNX for its settlement of the 1974 Plan claim and to reimburse CNX for its attorney’s fees and costs to defend and resolve the underlying 1974 Plan claim. As of September 30, 2025 and December 31, 2024, CONSOL has reimbursed CNX for all settlement payments made to the 1974 Plan, plus interest. The present value of the $75,000 settlement, less payments made, is recognized in Other Liabilities in the Consolidated Balance Sheets as of September 30, 2025, with the current portion recognized in Other Accrued Liabilities. A corresponding receivable, less payments received, is recognized in Other Non-Current assets in the Consolidated Balance Sheets as of September 30, 2025, with the current portion recognized in Other Receivables, net. These balances may be adjusted from time to time, as appropriate, to reflect changes in circumstances.

At September 30, 2025, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on CNX's financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$24,005	$24,005	$—	$—	$—
Other	2,934	2,934	—	—	—
Total Letters of Credit	26,939	26,939	—	—	—
Surety Bonds:
Employee-Related	2,250	1,500	750	—	—
Environmental	40,264	40,149	115	—	—
Firm Transportation	126,336	76,336	50,000	—	—
Financial Guarantees	72,720	26,000	46,720	—	—
Other	12,793	12,264	529	—	—
Total Surety Bonds	254,363	156,249	98,114	—	—
Other Guarantees	3,064	707	2,121	236	—
Total Commitments	$284,366	$183,895	$100,235	$236	$—

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

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of September 30, 2025, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$254,076
1 - 3 years	487,109
3 - 5 years	287,159
More than 5 years	488,484
Total Purchase Obligations	$1,516,828

NOTE 12—DERIVATIVE INSTRUMENTS:

CNX may enter into interest rate swap agreements to manage its exposure to interest rate volatility. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. The change in fair value of the interest rate swap agreements is accounted for on a mark-to-market basis with the changes in fair value recorded in current period earnings.

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

The total notional amounts of CNX's derivative instruments were as follows:

	September 30,	December 31,	Forecasted to
	2025	2024	Settle Through
Natural Gas Commodity Swaps (Bcf)	949.9	1,163.7	2028
Natural Gas Basis Swaps (Bcf)	591.4	688.7	2028
NGL Commodity Swaps (Mbbls)	364.0	351.0	2026

The gross fair value of CNX's derivative instruments was as follows:

	September 30,	December 31,
	2025	2024
Current Assets:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$63,027	$45,336
NGL Commodity Swaps	1,604	90
Natural Gas Basis Swaps	35,445	42,499
Total Current Assets	$100,076	$87,925

Other Non-Current Assets:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$85,663	$117,875
Natural Gas Basis Swaps	32,724	42,308
Total Other Non-Current Assets	$118,387	$160,183

Current Liabilities:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$264,746	$300,994
NGL Commodity Swaps	—	839
Natural Gas Basis Swaps	51,983	52,788
Total Current Liabilities	$316,729	$354,621

Non-Current Liabilities:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$203,927	$364,662
Natural Gas Basis Swaps	47,279	64,871
Total Non-Current Liabilities	$251,206	$429,533

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025		2024
Realized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$4,061	$85,312	$(125,872)		$258,096
Natural Gas Basis Swaps	17,591	8,797	3,633		531
NGL Commodity Swaps	728	554	(473)		770
Total Realized Gain (Loss) on Commodity Derivative Instruments	22,380	94,663	(122,712)	*	259,397	**

Unrealized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	234,645	69,688	154,522		(30,679)
Natural Gas Basis Swaps	(125,257)	(77,905)	(9,292)		(118,190)
NGL Commodity Swaps	(73)	2,518	2,078		59
Total Unrealized Gain (Loss) on Commodity Derivative Instruments	109,315	(5,699)	147,308		(148,810)

Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	238,706	155,000	28,650		227,417
Natural Gas Basis Swaps	(107,666)	(69,108)	(5,659)		(117,659)
NGL Commodity Swaps	655	3,072	1,605		829
Total Gain on Commodity Derivative Instruments	$131,695	$88,964	$24,596		$110,587
*Includes $18,362 of commodity derivatives that have been settled but not received at September 30, 2025, and excludes $2,309 of commodity derivatives that were settled but not received and $23,212 that were settled but not paid at December 31, 2024.
**Includes $30,891 of commodity derivatives that have been settled but not received at September 30, 2024, and excludes $6,741 of commodity derivatives that were settled but not received and $900 that were settled but not paid at December 31, 2023.

The effect of interest rate swaps on Interest Expense in the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cash Received in Settlement of Interest Rate Swaps	$—	$—	$—	$1,103
Unrealized Loss on Interest Rate Swaps	—	—	—	(1,099)
Gain on Interest Rate Swaps	$—	$—	$—	$4

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
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at September 30, 2025				Fair Value Measurements at December 31, 2024
Description	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Commodity Derivatives	$—	$(349,472)	*	$—	$—	$(536,046)	**	$—
*Includes $18,362 of commodity derivatives that have been settled but not received at September 30, 2025.
**Includes $2,309 of commodity derivatives that have been settled but not received and $23,212 that have been settled but not paid at December 31, 2024.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$4,735	$4,735	$17,198	$17,198
Restricted Cash*	$12,598	$12,598	$37,875	$37,875
Long-Term Debt (Excluding Debt Issuance Costs)	$2,585,227	$3,099,849	$2,175,386	$2,785,556
*The September 30, 2025 restricted cash balance includes $10,168 and $2,430 located in current assets and other non-current assets, respectively, in the Consolidated Balance Sheets. The December 31, 2024 restricted cash balance is located in current assets in the Consolidated Balance Sheets.

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
Reportable segment results for the three months ended September 30, 2025 are:

	For the Three Months Ended September 30, 2025
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$367,315	$32,745	$930	$400,990	(A)
Gain on Commodity Derivative Instruments	21,014	1,358	109,323	131,695
Purchased Gas Revenue	—	—	9,026	9,026
Other Revenue and Operating Income	17,415	—	24,714	42,129	(B)
Total Revenue and Other Operating Income	$405,744	$34,103	$143,993	$583,840
Lease Operating Expense	20,972	6,298	(143)	27,127
Transportation, Gathering and Compression	80,481	16,195	377	97,053
Production, Ad Valorem, and Other Fees	6,180	1,477	68	7,725
Depreciation, Depletion and Amortization	127,334	15,096	6,893	149,323
Interest Expense	—	—	42,964	42,964
Other Segment Items	—	—	(6,044)	(6,044)
Total Costs and Expenses	$234,967	$39,066	$44,115	$318,148
Income (Loss) Before Income Tax	$170,777	$(4,963)	$99,878	$265,692
(A) Included in Natural Gas, NGLs and Oil Revenue are sales of $49,542 to DTE Energy Trading, Inc., $47,915 to NRG Business Marketing LLC, and $43,010 to Citadel Energy Marketing LLC, each of which comprises over 10% of revenue from contracts with external customers for the period.

(B) Includes midstream revenue of $17,415 and equity in loss of unconsolidated affiliates of $1,297 for Shale and Other, respectively. Other also includes sales of environmental attributes of $17,949.

	For the Three Months Ended September 30, 2025
Other Segment Disclosures	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$7,152,404	$915,031	$836,683	$8,904,118	(C)
Capital Expenditures	$67,428	$6,258	$1,858	$75,544
(C) Includes investments in unconsolidated equity affiliates of $17,881.

Reportable segment results for the three months ended September 30, 2024 are:

	For the Three Months Ended September 30, 2024
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$237,403	$21,854	$202	$259,459	(D)
Gain (Loss) on Commodity Derivative Instruments	87,502	7,121	(5,659)	88,964
Purchased Gas Revenue	—	—	27,306	27,306
Other Revenue and Operating Income	18,040	—	30,444	48,484	(E)
Total Revenue and Other Operating Income	$342,945	$28,975	$52,293	$424,213
Lease Operating Expense	11,755	5,456	42	17,253
Transportation, Gathering and Compression	79,599	16,343	332	96,274
Production, Ad Valorem, and Other Fees	5,355	1,278	13	6,646
Depreciation, Depletion and Amortization	101,135	15,024	5,068	121,227
Interest Expense	—		37,923	37,923
Other Segment Items	—	—	62,329	62,329
Total Costs and Expenses	$197,844	$38,101	$105,707	$341,652
Income (Loss) Before Income Tax	$145,101	$(9,126)	$(53,414)	$82,561
(D) Included in Natural Gas, NGLs and Oil Revenue are sales of $30,665 to Citadel Energy Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(E) Includes midstream revenue of $18,040 and equity in loss of unconsolidated affiliates of $529 for Shale and Other, respectively. Other also includes sales of environmental attributes of $24,898.

	For the Three Months Ended September 30, 2024
Other Segment Disclosures	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$6,663,892	$932,410	$941,747	$8,538,049	(F)
Capital Expenditures	$105,133	$7,389	$2,215	$114,737
(F) Includes investments in unconsolidated equity affiliates of $18,369.

Reportable segment results for the nine months ended September 30, 2025 are:

	For the Nine Months Ended September 30, 2025
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$1,326,488	$109,203	$1,422	$1,437,113	(G)
(Loss) Gain on Commodity Derivative Instruments	(114,942)	(7,728)	147,266	24,596
Purchased Gas Revenue	—	—	30,985	30,985
Other Revenue and Operating Income	51,685	—	84,271	135,956	(H)
Total Revenue and Other Operating Income	$1,263,231	$101,475	$263,944	$1,628,650
Lease Operating Expense	58,405	18,283	27	76,715
Transportation, Gathering and Compression	238,580	49,305	1,280	289,165
Production, Ad Valorem, and Other Fees	19,889	4,695	82	24,666
Depreciation, Depletion and Amortization	364,962	43,714	20,303	428,979
Interest Expense	—	—	128,616	128,616
Other Segment Items	—	—	101,974	101,974
Total Costs and Expenses	$681,836	$115,997	$252,282	$1,050,115
Income (Loss) Before Income Tax	$581,395	$(14,522)	$11,662	$578,535
(G) Included in Natural Gas, NGLs and Oil Revenue are sales of $167,758 to Citadel Energy Marketing LLC, $154,654 to DTE Energy Trading, Inc., and $151,213 to NGR Business Marketing LLC, each of which comprises over 10% of revenue from contracts with external customers for the period.

(H) Includes midstream revenue of $51,685 and equity in loss of unconsolidated affiliates of $749 for Shale and Other, respectively. Other also includes sales of environmental attributes of $61,234.

	For the Nine Months Ended September 30, 2025
Other Segment Disclosures	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$7,152,404	$915,031	$836,683	$8,904,118	(I)
Capital Expenditures	$280,663	$35,506	$4,405	$320,574
(I) Includes investments in unconsolidated equity affiliates of $17,881.

Reportable segment results for the nine months ended September 30, 2024 are:

	For the Nine Months Ended September 30, 2024
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$745,763	$75,202	$699	$821,664	(J)
Gain (Loss) on Commodity Derivative Instruments	240,200	19,082	(148,695)	110,587
Purchased Gas Revenue	—	—	52,612	52,612
Other Revenue and Operating Income	50,375	—	94,970	145,345	(K)
Total Revenue and Other Operating Income (Loss)	$1,036,338	$94,284	$(414)	$1,130,208
Lease Operating Expense	36,233	16,194	371	52,798
Transportation, Gathering and Compression	235,611	48,004	1,018	284,633
Production, Ad Valorem, and Other Fees	16,700	4,165	44	20,909
Depreciation, Depletion and Amortization	298,521	43,885	15,012	357,418
Interest Expense	—	—	113,997	113,997
Other Segment Items	—	—	226,816	226,816
Total Costs and Expenses	$587,065	$112,248	$357,258	$1,056,571
Income (Loss) Before Income Tax	$449,273	$(17,964)	$(357,672)	$73,637
(J) Included in Natural Gas, NGLs and Oil Revenue are sales of $95,194 to NRG Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(K) Includes midstream revenue of $50,375 and equity in loss of unconsolidated affiliates of $1,006 for Shale and Other, respectively. Other also includes sales of environmental attributes of $70,544.

	For the Nine Months Ended September 30, 2024
Other Segment Disclosures	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$6,663,892	$932,410	$941,747	$8,538,049	(L)
Capital Expenditures	$396,924	$23,817	$14,096	$434,837
(L) Includes investments in unconsolidated equity affiliates of $18,369.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Total Segment Revenue from Contracts with External Customers	$427,431	$304,805	$1,519,783	$924,651
Gain on Commodity Derivative Instruments	131,695	88,964	24,596	110,587
Other Operating Income	24,714	30,444	84,271	94,970
Total Consolidated Revenue and Other Operating Income	$583,840	$424,213	$1,628,650	$1,130,208

NOTE 15—STOCK REPURCHASE:
During 2017, the Company announced a program permitting CNX to repurchase a portion of its outstanding shares not to exceed a dollar maximum established by the Company's Board of Directors. As of September 30, 2025, the amount available under the current Board-approved $2,900,000 stock repurchase program is $529,319 and it is not subject to an expiration date. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Company's Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans.

During the nine months ended September 30, 2025, 13,896,637 shares were repurchased and retired at an average price of $30.34 per share for a total cost of $425,787. During the nine months ended September 30, 2024, 6,575,610 shares were repurchased and retired at an average price of $23.74 per share for a total cost of $157,447. The one-percent excise tax under the Inflation Reduction Act of 2022 is included in total costs for both periods.

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION:

The following are non-cash transactions that impact the investing and financing activities of CNX.
As of September 30, 2025 and December 31, 2024, CNX purchased goods and services related to capital projects in the amount of $20,010 and $30,905, respectively, which are included in accounts payable.

The following table shows cash paid:

	For the Nine Months Ended September 30,
	2025	2024
Interest	$135,812	$119,189
Income Taxes	$4,850	$5,554

As part of the acquisition of Apex Energy II, LLC (see Note 4 – Acquisitions and Dispositions for additional information) CNX was contractually required to maintain an escrow account in accordance with the terms of the purchase agreement. The escrow was established to facilitate the settlement of certain post-closing adjustments related to the transaction. As of September 30, 2025, the amount in escrow was classified as Restricted Cash on the Company’s Consolidated Balance Sheets.

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

NOTE 17—RECENT ACCOUNTING PRONOUNCEMENTS:

In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-04 - Debt with Conversion and Other Options (Subtopic 470-20). This ASU clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. An induced conversion is when a Company induces debt holders to convert their debt into equity shares under changed terms and involved additional consideration. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company does not anticipate a material impact from this ASU given the maturity schedule of CNX’s Convertible Notes. See Note 10 – Long-Term Debt for more information.

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

Hedging Update

Total hedged natural gas production for the fourth quarter of 2025 is 121.9 Bcf. CNX's annual gas hedge position is shown in the table below:

	2025	2026
Volumes Hedged (Bcf), as of 10/8/25	484.0(1)	441.3
1Includes actual settlements of 286.7 Bcf.

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

Other Updates

During the nine months ended September 30, 2025, CNX completed the acquisition of Apex Energy II, LLC, ("the Apex Transaction") (see Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). The Apex Transaction expands CNX's existing Shale undeveloped leasehold in the central Pennsylvania region and provides an existing infrastructure footprint that can be leveraged for future development.

On September 30, 2025, CNX entered into an agreement to acquire Utica Shale oil and gas rights, across approximately 23,000 nearly contiguous acres, that sit beneath the Apex Energy footprint. The cost of the acquisition will be approximately $50 million to be paid equally over a three-year period starting in January 2026. This transaction provides the critical strategic benefits CNX envisioned when acquiring Apex due to our ability to leverage the Apex infrastructure already in place to efficiently develop that leasehold.

On July 4, 2025, the United States enacted into law the One, Big, Beautiful Bill Act ("OBBBA"). The OBBBA, which, among other things, allows for 100% bonus depreciation on a permanent basis for property acquired and placed in service on or after January 19, 2025, permanently reinstates the EBITDA limitation for the calculation of the deduction for interest expense after December 31, 2024, and allows permanent expensing rather than a 5-year amortization period for domestic research and development amounts paid or incurred in tax years beginning after December 31, 2024. The OBBBA primarily impacts CNX's taxable temporary differences and certain deferred tax assets and liabilities with no material impact to the estimated annual effective tax rate.

Results of Operations - Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

Net Income

CNX reported net income of $202 million, or earnings per diluted share of $1.21, for the three months ended September 30, 2025, compared to net income of $66 million, or earnings per diluted share of $0.37, for the three months ended September 30, 2024.

Included in earnings for the three months ended September 30, 2025 was an unrealized gain on commodity derivative instruments of $110 million and a net gain on asset sales and abandonments of $68 million. Included in the earnings for the three months ended September 30, 2024 was an unrealized loss on commodity derivative instruments of $6 million and a net gain on asset sales and abandonments of $11 million. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the gain on asset sales and abandonments.

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

Non-GAAP Financial Measures Reconciliation

	For the Three Months Ended September 30,
(Dollars in millions)	2025	2024
Total Revenue and Other Operating Income	$584	$424
(Deduct) Add:
Purchased Gas Revenue	(9)	(27)
Unrealized (Gain) Loss on Commodity Derivative Instruments	(110)	6
Other Revenue and Operating Income	(42)	(49)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$423	$354

Total Operating Expense	$341	$319
Deduct:
Depreciation, Depletion and Amortization (DD&A) - Corporate	(5)	(4)
Exploration and Production Related Other Costs	(2)	(2)
Purchased Gas Costs	(9)	(27)
Selling, General and Administrative Costs	(30)	(33)
Other Operating Expense	(19)	(16)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$276	$237
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

	For the Three Months Ended September 30,
	2025		2024		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		161.3		134.5		26.8

Natural Gas, NGL and Oil Revenue	$401	$2.47	$259	$1.85	$142	$0.62
Gain on Commodity Derivative Instruments - Cash Settlement	22	0.15	95	0.78	(73)	(0.63)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	423	2.62	354	2.63	69	(0.01)
Lease Operating Expense	27	0.17	17	0.13	10	0.04
Production, Ad Valorem, and Other Fees	8	0.05	7	0.05	1	—
Transportation, Gathering and Compression	97	0.60	96	0.72	1	(0.12)
Depreciation, Depletion and Amortization (DD&A)	144	0.89	117	0.86	27	0.03
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	276	1.71	237	1.76	39	(0.05)
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$147	$0.91	$117	$0.87	$30	$0.04

*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 26.8 Bcfe increase in sales volumes was primarily due to the Apex Transaction that was completed in the first quarter of 2025 (see Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information) and the timing of when new wells were turned-in-line. The increase in volumes was offset, in part, by normal production declines.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense increased on a per unit basis primarily due to an increase in water disposal costs as more water was taken to disposal instead of being reused in well completions and an increase in well tending expense. The increases were offset, in part, by the overall increase in total sales volumes.
•Transportation, gathering and compression expense decreased on a per unit basis primarily due to the overall increase in total sales volumes and a decrease in processing costs due to production mix. The per unit decrease was offset, in part, by higher repairs and maintenance expense.
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

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Three Months Ended September 30,
in thousands (unless noted)	2025	2024	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	12,042	13,196	(1,154)	(8.7)%
Sales Volume (Mbbls)	2,007	2,199	(192)	(8.7)%
Gross Price ($/Bbl)	$18.24	$21.00	$(2.76)	(13.1)%
Gross NGL Revenue	$36,663	$46,173	$(9,510)	(20.6)%

Oil/Condensate:
Sales Volume (MMcfe)	319	394	(75)	(19.0)%
Sales Volume (Mbbls)	53	66	(13)	(19.7)%
Gross Price ($/Bbl)	$56.94	$61.86	$(4.92)	(8.0)%
Gross Oil/Condensate Revenue	$3,027	$4,058	$(1,031)	(25.4)%

NATURAL GAS
Sales Volume (MMcf)	148,940	120,900	28,040	23.2%
Sales Price ($/Mcf)	$2.43	$1.73	$0.70	40.5%
Gross Natural Gas Revenue	$361,300	$209,228	$152,072	72.7%

Hedging Impact ($/Mcf)	$0.15	$0.78	$(0.63)	(80.8)%
Gain on Commodity Derivative Instruments - Cash Settlement	$22,379	$94,663	$(72,284)	(76.4)%

The increase in Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure was primarily due to the 26.8 Bcfe increase in total sales volumes and the $0.70 per Mcf increase in natural gas sales price, when excluding the impact of hedging. The increases were offset, in part, by the impact of the change in the gain on commodity derivative instruments - cash settlement related to the Company's hedging program and the $2.76 per Bbl decrease in NGL prices.

SEGMENT ANALYSIS for the three months ended September 30, 2025 compared to the three months ended September 30, 2024:

	For the Three Months Ended				Difference to Three Months Ended
	September 30, 2025				September 30, 2024
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$367	$33	$1	$401	$130	$11	$1	$142
Gain on Commodity Derivative Instruments	21	1	110	132	(67)	(6)	116	43
Purchased Gas Revenue	—	—	9	9	—	—	(18)	(18)
Other Revenue and Operating Income	18	—	24	42	—	—	(7)	(7)
Total Revenue and Other Operating Income	406	34	144	584	63	5	92	160
Lease Operating Expense	21	6	—	27	9	1	—	10
Production, Ad Valorem, and Other Fees	6	2	—	8	1	—	—	1
Transportation, Gathering and Compression	81	16	—	97	1	—	—	1
Depreciation, Depletion and Amortization	127	15	7	149	26	—	2	28
Exploration and Production Related Other Costs	—	—	2	2	—	—	—	—
Purchased Gas Costs	—	—	9	9	—	—	(18)	(18)
Selling, General and Administrative Costs	—	—	30	30	—	—	(3)	(3)
Other Operating Expense	—	—	19	19	—	—	3	3
Total Operating Expense	235	39	67	341	37	1	(16)	22
Other Expense	—	—	2	2	—	—	7	7
Gain on Asset Sales and Abandonments, net	—	—	(68)	(68)	—	—	(57)	(57)
Interest Expense	—	—	43	43	—	—	5	5
Total Other Expense	—	—	(23)	(23)	—	—	(45)	(45)
Total Costs and Expenses	235	39	44	318	37	1	(61)	(23)
Earnings (Loss) Before Income Tax	$171	$(5)	$100	$266	$26	$4	$153	$183

        SHALE SEGMENT

The Shale segment had earnings before income tax of $171 million for the three months ended September 30, 2025 compared to earnings before income tax of $145 million for the three months ended September 30, 2024.

	For the Three Months Ended September 30,
	2025	2024	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	139.2	110.8	28.4	25.6%
NGLs Sales Volumes (Bcfe)*	12.0	13.2	(1.2)	(9.1)%
Oil/Condensate Sales Volumes (Bcfe)*	0.3	0.4	(0.1)	(25.0)%
Total Shale Sales Volumes (Bcfe)*	151.5	124.4	27.1	21.8%

Average Sales Price - Natural Gas (per Mcf)	$2.36	$1.69	$0.67	39.6%
Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.15	$0.79	$(0.64)	(81.0)%
Average Sales Price - NGLs (per Mcfe)*	$3.04	$3.50	$(0.46)	(13.1)%
Average Sales Price - Oil/Condensate (per Mcfe)*	$9.01	$10.30	$(1.29)	(12.5)%

Total Average Shale Sales Price (per Mcfe)	$2.56	$2.61	$(0.05)	(1.9)%
Average Shale Lease Operating Expenses (per Mcfe)	0.14	0.09	0.05	55.6%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.04	0.04	—	—%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.53	0.64	(0.11)	(17.2)%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.84	0.82	0.02	2.4%
Total Average Shale Production Costs (per Mcfe)	$1.55	$1.59	$(0.04)	(2.5)%
Total Average Shale Production Margin (per Mcfe)	$1.01	$1.02	$(0.01)	(1.0)%
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

The Shale segment had natural gas, NGLs and oil/condensate revenue of $367 million for the three months ended September 30, 2025 compared to $237 million for the three months ended September 30, 2024. The $130 million increase was primarily due to a 39.6% increase in the average sales price for natural gas and a 21.8% increase in total Shale sales volumes. The increase was offset, in part, by the 81.0% change in the gain on commodity derivative instruments and a 13.1% decrease in the average sales price of NGLs.

The decrease in total average Shale sales price was primarily due to a $0.46 per Mcfe decrease in the average NGL sales price and a $0.64 per Mcf change in the gain on commodity derivative instruments - cash settlements. The notional amounts associated with these financial hedges represented approximately 115.7 Bcf of the Company's produced Shale gas sales volumes for the three months ended September 30, 2025 at an average gain of $0.18 per Mcf hedged. For the three months ended September 30, 2024, these financial hedges represented approximately 96.0 Bcf at an average gain of $0.91 per Mcf hedged. These decreases were offset, in part, by a $0.67 per Mcf increase in average natural gas sales price.

Total operating costs and expenses for the Shale segment were $235 million for the three months ended September 30, 2025 compared to $198 million for the three months ended September 30, 2024. The increase in total dollars and decrease in unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $21 million for the three months ended September 30, 2025 compared to $12 million for the three months ended September 30, 2024. The increase in total dollars and unit costs was primarily related to an increase in water disposal costs as more water was taken to disposal instead of being reused in well completions and an increase in well tending expense. The increase in unit costs was offset, in part, by the overall increase in volumes.

•Shale production, ad valorem and other fees were $6 million for the three months ended September 30, 2025 compared to $5 million for the three months ended September 30, 2024. The increase in total dollars was primarily due to increased realized prices on natural gas. Unit costs remained flat in the period-to-period comparison due to the overall increase in volumes.

•Shale transportation, gathering and compression costs were $81 million for the three months ended September 30, 2025 compared to $80 million for the three months ended September 30, 2024. The increase in total dollars was primarily due to higher repairs and maintenance expense and electrical compression expense offset, in part, by lower processing costs due to production mix. The decrease in unit costs was primarily due to the overall increase in volumes.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $127 million for the three months ended September 30, 2025 compared to $101 million for the three months ended September 30, 2024. These amounts included depletion on a units of production basis of $0.74 per Mcfe and $0.70 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third parties. The Shale segment had other revenue and operating income of $18 million for both the three months ended September 30, 2025 and 2024.

COALBED METHANE (CBM) SEGMENT

The CBM segment had a loss before income tax of $5 million for the three months ended September 30, 2025 compared to a loss before income tax of $9 million for the three months ended September 30, 2024.

	For the Three Months Ended September 30,
	2025	2024	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	9.7	10.0	(0.3)	(3.0)%

Average Sales Price - Gas (per Mcf)	$3.39	$2.19	$1.20	54.8%
Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.14	$0.71	$(0.57)	(80.3)%

Total Average CBM Sales Price (per Mcf)	$3.53	$2.90	$0.63	21.7%
Average CBM Lease Operating Expenses (per Mcf)	0.65	0.55	0.10	18.2%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.16	0.12	0.04	33.3%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.68	1.64	0.04	2.4%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.55	1.50	0.05	3.3%
Total Average CBM Production Costs (per Mcf)	$4.04	$3.81	$0.23	6.0%
Total Average CBM Production Margin (per Mcf)	$(0.51)	$(0.91)	$0.40	44.0%
The CBM segment had natural gas revenue of $33 million for the three months ended September 30, 2025 compared to $22 million for the three months ended September 30, 2024. The $11 million increase was primarily due to a 54.8% increase in the average sales price for natural gas in the current period offset, in part, by a 3.0% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price increased $0.63 per Mcf primarily due to a $1.20 per Mcf increase in average gas sales price offset, in part, by a $0.57 per Mcf change in the gain on commodity derivative instruments - cash settlements. The notional amounts associated with these financial hedges represented approximately 7.4 Bcf of the Company's produced CBM sales volumes for the three months ended September 30, 2025 at an average gain of $0.18 per Mcf hedged. For the three months ended September 30, 2024, these financial hedges represented approximately 7.9 Bcf at an average gain of $0.90 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $39 million for the three months ended September 30, 2025 compared to $38 million for the three months ended September 30, 2024. The increases in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $6 million for the three months ended September 30, 2025 compared to $5 million for the three months ended September 30, 2024. The increase in total dollars and unit costs was primarily due to an increase in repairs and maintenance expense. The increase in per unit costs was also due to the decrease in total CBM volumes.

•CBM transportation, gathering and compression costs were $16 million for both the three months ended September 30, 2025 and 2024. The increase in unit costs was due to the decrease in total CBM volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $15 million for both the three months ended September 30, 2025 and 2024. These amounts included depletion on a units of production basis of $0.87 per Mcfe and $0.85 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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
The Other Segment had earnings before income tax of $100 million for the three months ended September 30, 2025 compared to a loss before income tax of $53 million for the three months ended September 30, 2024. The increase in total dollars is discussed below.

	For the Three Months Ended September 30,
	2025	2024	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.1	0.1	—	—%

Unrealized Gain (Loss) on Commodity Derivative Instruments

For the three months ended September 30, 2025, the Other Segment recognized an unrealized gain on commodity derivative instruments of $110 million. For the three months ended September 30, 2024, the Other Segment recognized an unrealized loss on commodity derivative instruments of $6 million. The unrealized gain or loss on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $9 million for the three months ended September 30, 2025 compared to $27 million for the three months ended September 30, 2024. Purchased gas costs were $9 million for the three months ended September 30, 2025 compared to $27 million for the three months ended September 30, 2024. The period-to-period decrease in purchased gas revenue was due to a decrease in purchased gas sales volumes offset, in part, by an increase in average sales price.

	For the Three Months Ended September 30,
	2025	2024	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	3.3	16.3	(13.0)	(79.8)%
Average Sales Price (per Mcf)	$2.73	$1.67	$1.06	63.5%
Purchased Gas Average Cost (per Mcf)	$2.55	$1.63	$0.92	56.4%

Other Operating Income

	For the Three Months Ended September 30,
(in millions)	2025	2024	Variance	Percent Change
Sales of Environmental Attributes	$18	$25	$(7)	(28.0)%
Equity Loss from Affiliates	(1)	—	(1)	(100.0)%
Excess Firm Transportation Income	4	4	—	—%
Water Income	3	2	1	50.0%
Total Other Operating Income	$24	$31	$(7)	(22.6)%

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

Exploration and Production Related Other Costs

	For the Three Months Ended September 30,
(in millions)	2025	2024	Variance	Percent Change
Land Rentals	$2	$1	$1	100.0%
Lease Expiration Costs	—	1	(1)	(100.0)%
Total Exploration and Production Related Other Costs	$2	$2	$—	—%

SG&A

SG&A includes costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, charitable contributions and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Three Months Ended September 30,
(in millions)	2025	2024	Variance	Percent Change
Salaries, Wages and Employee Benefits	$6	$7	$(1)	(14.3)%
Short-Term Incentive Compensation	3	3	—	—%
Long-Term Equity-Based Compensation (Non-Cash)	5	4	1	25.0%
Other	16	19	(3)	(15.8)%
Total SG&A	$30	$33	$(3)	(9.1)%

•Other decreased in the period-to-period comparison primarily due to lower professional services and various other one-time items, none of which were individually material.

Other Operating Expense

	For the Three Months Ended September 30,
(in millions)	2025	2024	Variance	Percent Change
Inventory Adjustments	$—	$(1)	$1	100.0%
Insurance Expense	1	2	(1)	(50.0)%
Environmental Attribute Fees	3	4	(1)	(25.0)%
Unutilized Firm Transportation and Processing Fees	12	13	(1)	(7.7)%
Other	3	(2)	5	250.0%
Total Other Operating Expense	$19	$16	$3	18.8%

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
•Other increased in the period-to-period comparison due to multiple one-time items, none of which were individually material.

Other Expense (Income)

	For the Three Months Ended September 30,
(in millions)	2025	2024	Variance	Percent Change
Other Income
Litigation Recoveries	$—	$8	$(8)	(100.0)%
Right-of-Way Sales	1	—	1	100.0%
Other	1	1	—	—%
Total Other Income	$2	$9	$(7)	(77.8)%

Other Expense
Bank Fees	3	3	—	—%
Other Corporate Expense	1	1	—	—%
Total Other Expense	$4	$4	$—	—%

Total Other Expense (Income)	$2	$(5)	$7	140.0%

•CNX pursues legal recoveries when certain circumstances arise. The decrease in litigation recoveries in the period-to-period comparison was the result of various recoveries that occurred in the prior period.

Gain on Asset Sales and Abandonments, net

A net gain on asset sales and abandonments of $68 million was recognized in the three months ended September 30, 2025 compared to a net gain of $11 million in the three months ended September 30, 2024. The net gain recognized during the three months ended September 30, 2025 primarily relates to the sale of approximately 7,500 acres of Marcellus Shale rights primarily located in Monroe County, Ohio, for net proceeds of $57 million. The remaining net gain during the three months ended September 30, 2025, as well as, the net gain during the three months ended September 30, 2024 related to the sale of various non-core assets (rights-of-way, surface acreage and other non-operated oil and gas interests and assets) none of which were individually material. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Interest Expense

	For the Three Months Ended September 30,
(in millions)	2025	2024	Variance	Percent Change
Total Interest Expense	$43	$38	$5	13.2%

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

Income Taxes

	For the Three Months Ended September 30,
(in millions)	2025	2024	Variance	Percent Change
Total Company Earnings Before Income Tax	$266	$83	$183	220.5%
Income Tax Expense	$64	$17	$47	276.5%
Effective Income Tax Rate	23.9%	20.6%	3.3%

The effective income tax rates for the three months ended September 30, 2025 and 2024 were 23.9% and 20.6%, respectively. The effective rate for the three months ended September 30, 2025 and 2024 differs from the U.S. federal statutory rate of 21% primarily due to the impact equity compensation, federal tax credits and state taxes. See Note 5 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Results of Operations - Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

Net Income
CNX reported net income of $437 million, or earnings per diluted share of $2.57, for the nine months ended September 30, 2025, compared to net income of $54 million, or earnings per diluted share of $0.32, for the nine months ended September 30, 2024.

Included in the earnings for the nine months ended September 30, 2025 was an unrealized gain on commodity derivative instruments of $148 million and a net gain on asset sales and abandonments of $95 million. Included in the earnings for the nine months ended September 30, 2024 was an unrealized loss on commodity derivative instruments of $149 million and a net loss on asset sales and abandonments of $9 million. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the (gain) loss on asset sales and abandonments.

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

Non-GAAP Financial Measures Reconciliation

	For the Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Total Revenue and Other Operating Income	$1,629	$1,130
(Deduct) Add:
Purchased Gas Revenue	(31)	(53)
Unrealized (Gain) Loss on Commodity Derivative Instruments	(148)	149
Other Revenue and Operating Income	(136)	(145)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$1,314	$1,081

Total Operating Expense	$1,007	$937
Deduct:
Depreciation, Depletion and Amortization (DD&A) - Corporate	(17)	(10)
Exploration and Production Related Other Costs	(6)	(7)
Purchased Gas Costs	(29)	(51)
Selling, General and Administrative Costs	(98)	(102)
Other Operating Expense	(54)	(62)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$803	$705
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

	For the Nine Months Ended September 30,
	2025		2024		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		476.7		408.8		67.9

Natural Gas, NGL and Oil Revenue	$1,437	$3.04	$822	$1.94	$615	$1.10
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement	(123)	(0.28)	259	0.70	(382)	(0.98)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	1,314	2.76	1,081	2.64	233	0.12
Lease Operating Expense	77	0.16	53	0.13	24	0.03
Production, Ad Valorem, and Other Fees	25	0.06	21	0.05	4	0.01
Transportation, Gathering and Compression	289	0.61	284	0.70	5	(0.09)
Depreciation, Depletion and Amortization (DD&A)	412	0.86	347	0.84	65	0.02
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	803	1.69	705	1.72	98	(0.03)
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$511	$1.07	$376	$0.92	$135	$0.15
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 67.9 Bcfe increase in sales volumes was primarily due to the Apex Transaction that was completed in the first quarter of 2025 (see Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information) and the timing of when new wells were turned-in-line. The increase in volumes was offset, in part, by normal production declines.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense increased on a per unit basis primarily due to an increase in water disposal costs as more water was taken to disposal instead of being reused in well completions and an increase in well tending expense. The increases were offset, in part, by the overall increase in total sales volumes.
•Transportation, gathering and compression expense decreased on a per unit basis primarily due to the overall increase in total sales volumes and a decrease in processing costs due to the production mix of higher dry gas volumes and an increase in lower cost ethane volumes. The per unit decreases was offset, in part, by higher repairs and maintenance expense.
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

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Nine Months Ended September 30,
in thousands (unless noted)	2025	2024	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	35,356	36,876	(1,520)	(4.1)%
Sales Volume (Mbbls)	5,893	6,146	(253)	(4.1)%
Gross Price ($/Bbl)	$22.14	$21.42	$0.72	3.4%
Gross NGL Revenue	$130,483	$131,790	$(1,307)	(1.0)%

Oil/Condensate:
Sales Volume (MMcfe)	705	677	28	4.1%
Sales Volume (Mbbls)	118	113	5	4.4%
Gross Price ($/Bbl)	$55.92	$63.12	$(7.20)	(11.4)%
Gross Oil/Condensate Revenue	$6,574	$7,120	$(546)	(7.7)%

NATURAL GAS
Sales Volume (MMcf)	440,658	371,293	69,365	18.7%
Sales Price ($/Mcf)	$2.95	$1.84	$1.11	60.3%
Gross Natural Gas Revenue	$1,300,056	$682,754	$617,302	90.4%

Hedging Impact ($/Mcf)	$(0.28)	$0.70	$(0.98)	(140.0)%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement	$(122,712)	$259,397	$(382,109)	(147.3)%

The increase in Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure was primarily due to the 67.9 Bcfe increase in total sales volumes and the $1.11 per Mcf increase in natural gas sales price, when excluding the impact of hedging. These increases were offset, in part, by the impact of the change in the (loss) gain on commodity derivative instruments - cash settlement related to the Company's hedging program.

SEGMENT ANALYSIS for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:

	For the Nine Months Ended				Difference to Nine Months Ended
	September 30, 2025				September 30, 2024
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$1,326	$109	$2	$1,437	$580	$34	$1	$615
(Loss) Gain on Commodity Derivative Instruments	(115)	(8)	148	25	(355)	(27)	297	(85)
Purchased Gas Revenue	—	—	31	31	—	—	(22)	(22)
Other Revenue and Operating Income	52	—	84	136	2	—	(11)	(9)
Total Revenue and Other Operating Income	1,263	101	265	1,629	227	7	265	499
Lease Operating Expense	59	18	—	77	23	2	(1)	24
Production, Ad Valorem, and Other Fees	20	5	—	25	3	1	—	4
Transportation, Gathering and Compression	238	49	2	289	2	1	2	5
Depreciation, Depletion and Amortization	365	43	21	429	67	(1)	6	72
Exploration and Production Related Other Costs	—	—	6	6	—	—	(1)	(1)
Purchased Gas Costs	—	—	29	29	—	—	(22)	(22)
Selling, General and Administrative Costs	—	—	98	98	—	—	(4)	(4)
Other Operating Expense	—	—	54	54	—	—	(8)	(8)
Total Operating Expense	682	115	210	1,007	95	3	(28)	70
Other Expense	—	—	9	9	—	—	20	20
Gain on Asset Sales and Abandonments, net	—	—	(95)	(95)	—	—	(104)	(104)
Loss on Debt Extinguishment	—	—	—	—	—	—	(7)	(7)
Interest Expense	—	—	129	129	—	—	15	15
Total Other Expense	—	—	43	43	—	—	(76)	(76)
Total Costs and Expenses	682	115	253	1,050	95	3	(104)	(6)
Earnings (Loss) Before Income Tax	$581	$(14)	$12	$579	$132	$4	$369	$505

        SHALE SEGMENT

The Shale segment had earnings before income tax of $581 million for the nine months ended September 30, 2025 compared to earnings before income tax of $449 million for the nine months ended September 30, 2024.

	For the Nine Months Ended September 30,
	2025	2024	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	412.2	341.9	70.3	20.6%
NGLs Sales Volumes (Bcfe)*	35.3	36.9	(1.6)	(4.3)%
Oil/Condensate Sales Volumes (Bcfe)*	0.6	0.7	(0.1)	(14.3)%
Total Shale Sales Volumes (Bcfe)*	448.1	379.5	68.6	18.1%

Average Shale Gas Sales Price (per Mcf)	$2.89	$1.78	$1.11	62.4%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$(0.28)	$0.70	$(0.98)	(140.0)%
Average Sales Price - NGLs (per Mcfe)*	$3.69	$3.57	$0.12	3.4%
Average Sales Price - Oil/Condensate (per Mcfe)*	$9.11	$10.49	$(1.38)	(13.2)%

Total Average Shale Sales Price (per Mcfe)	$2.70	$2.60	$0.10	3.8%
Average Shale Lease Operating Expenses (per Mcfe)	0.13	0.10	0.03	30.0%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.04	0.04	—	—%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.53	0.62	(0.09)	(14.5)%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.82	0.79	0.03	3.8%
Total Average Shale Production Costs (per Mcfe)	$1.52	$1.55	$(0.03)	(1.9)%
Total Average Shale Production Margin (per Mcfe)	$1.18	$1.05	$0.13	12.4%
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

The Shale segment had natural gas, NGLs and oil/condensate revenue of $1,326 million for the nine months ended September 30, 2025 compared to $746 million for the nine months ended September 30, 2024. The $580 million increase was primarily due to a 62.4% increase in the average sales price for natural gas and an 18.1% increase in total Shale sales volumes. The increase was offset, in part, by the 140.0% change in the (loss) gain on commodity derivative instruments.

The increase in total average Shale sales price was primarily due to a $1.11 per Mcf increase in average gas sales price and a $0.12 per Mcfe increase in the average NGL sales price. These increases were offset, in part, by a $0.98 per Mcf change in the (loss) gain on commodity derivative instruments - cash settlements. The notional amounts associated with these financial hedges represented approximately 339.0 Bcf of the Company's produced Shale gas sales volumes for the nine months ended September 30, 2025 at an average loss of $0.34 per Mcf hedged. For the nine months ended September 30, 2024, these financial hedges represented approximately 285.6 Bcf at an average gain of $0.84 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $682 million for the nine months ended September 30, 2025 compared to $587 million for the nine months ended September 30, 2024. The increase in total dollars and decrease in unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $59 million for the nine months ended September 30, 2025 compared to $36 million for the nine months ended September 30, 2024. The increase in total dollars and unit costs was primarily related to an increase in water disposal costs as more water was taken to disposal instead of being reused in well completions.

•Shale production, ad valorem and other fees were $20 million for the nine months ended September 30, 2025 compared to $17 million for the nine months ended September 30, 2024. The increase in total dollars was primarily due to increased realized prices on natural gas. Unit costs remained flat in the period-to-period comparison due to the overall increase in volumes.

•Shale transportation, gathering and compression costs were $238 million for the nine months ended September 30, 2025 compared to $236 million for the nine months ended September 30, 2024. The increase in total dollars was primarily due to higher repairs and maintenance and electrical compression expense offset, in part, by lower processing costs due to the production mix of higher dry gas volumes and an increase in lower cost ethane volumes. The decrease in unit costs was due to the increase in total Shale sales volumes offset, in part, by the increases in total dollars.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $365 million for the nine months ended September 30, 2025 compared to $298 million for the nine months ended September 30, 2024. These amounts included depletion on a unit of production basis of $0.71 per Mcfe and $0.67 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third parties. The Shale segment had other revenue and operating income of $52 million for the nine months ended September 30, 2025 compared to $50 million for the nine months ended September 30, 2024. The increase in the period-to-period comparison was primarily due to an increase in third-party gathering volumes.

COALBED METHANE (CBM) SEGMENT
The CBM segment had a loss before income tax of $14 million for the nine months ended September 30, 2025 compared to a loss before income tax of $18 million for the nine months ended September 30, 2024.

	For the Nine Months Ended September 30,
	2025	2024	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	28.4	29.1	(0.7)	(2.4)%

Average CBM Gas Sales Price (per Mcf)	$3.85	$2.58	$1.27	49.2%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$(0.27)	$0.65	$(0.92)	(141.5)%

Total Average CBM Sales Price (per Mcf)	$3.58	$3.24	$0.34	10.5%
Average CBM Lease Operating Expenses (per Mcf)	0.65	0.56	0.09	16.1%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.17	0.15	0.02	13.3%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.74	1.65	0.09	5.5%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.53	1.50	0.03	2.0%
Total Average CBM Production Costs (per Mcf)	$4.09	$3.86	$0.23	6.0%
Total Average CBM Production Margin (per Mcf)	$(0.51)	$(0.62)	$0.11	17.7%
The CBM segment had natural gas revenue of $109 million for the nine months ended September 30, 2025 compared to $75 million for the nine months ended September 30, 2024. The $34 million increase was due to a 49.2% increase in the average sales price for natural gas in the current period offset, in part, by a 2.4% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price increased $0.34 per Mcf due to a $1.27 per Mcf increase in average natural gas sales price offset, in part, by a $0.92 per Mcf change in the (loss) gain on commodity derivative instruments - cash settlements. The notional amounts associated with these financial hedges represented approximately 21.8 Bcf of the Company's produced CBM sales volumes for the nine months ended September 30, 2025 at an average loss of $0.36 per Mcf hedged. For the nine months ended September 30, 2024, these financial hedges represented approximately 22.6 Bcf at an average gain of $0.84 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $115 million for the nine months ended September 30, 2025 compared to $112 million for the nine months ended September 30, 2024. The increase in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $18 million for the nine months ended September 30, 2025 compared to $16 million for the nine months ended September 30, 2024. The increase in total dollars and unit costs was primarily due to an increase in water disposal costs and well tending expense. The increase in per unit costs was also due to the decrease in total CBM volumes.

•CBM transportation, gathering and compression costs were $49 million for the nine months ended September 30, 2025 compared to $48 million for the nine months ended September 30, 2024. The increase in total dollars was primarily due to higher repairs and maintenance expenses offset, in part, by lower electrical compression expense. The increase in per unit costs was also due to the decrease in CBM gas sales volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment was $43 million for the nine months ended September 30, 2025 compared to $44 million for the nine months ended September 30, 2024. These amounts included depletion on a unit of production basis of $0.86 per Mcfe and $0.85 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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
The Other Segment had earnings before income tax of $12 million for the nine months ended September 30, 2025 compared to a loss before income tax of $357 million for the nine months ended September 30, 2024. The increase in total dollars is discussed below.

	For the Nine Months Ended September 30,
	2025	2024	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.2	0.2	—	—%

Unrealized Gain (Loss) on Commodity Derivative Instruments

For the nine months ended September 30, 2025, the Other Segment recognized an unrealized gain on commodity derivative instruments of $148 million. For the nine months ended September 30, 2024, the Other Segment recognized an unrealized loss on commodity derivative instruments of $149 million. The unrealized gain (loss) on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $31 million for the nine months ended September 30, 2025 compared to $53 million for the nine months ended September 30, 2024. Purchased gas costs were $29 million for the nine months ended September 30, 2025 compared to $51 million for the nine months ended September 30, 2024. The period-to-period decrease in purchased gas revenue was primarily due to a decrease in purchased gas sales volumes.

	For the Nine Months Ended September 30,
	2025	2024	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	9.4	27.8	(18.4)	(66.2)%
Average Sales Price (per Mcf)	$3.29	$1.89	$1.40	74.1%
Purchased Gas Average Cost (per Mcf)	$3.09	$1.82	$1.27	69.8%

Other Operating Income

	For the Nine Months Ended September 30,
(in millions)	2025	2024	Variance	Percent Change
Sales of Environmental Attributes	$61	$71	$(10)	(14.1)%
Excess Firm Transportation Income	12	15	(3)	(20.0)%
Equity Loss from Affiliates	(1)	(1)	—	—%
Water Income	12	10	2	20.0%
Total Other Operating Income	$84	$95	$(11)	(11.6)%

•Sales of environmental attributes include items such as (but are not limited to): carbon credits, air quality credits, renewable or alternative energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances. The quantities and types of environmental attributes we sell and the associated revenue can vary depending on a number of factors, including the market for these credits, changes to the various voluntary or compliance programs under which the credits are generated and sold, and our ability to strictly comply with the programs under which the attributes can be sold. The decrease in the period-to-period comparison was due to a decrease in the amount of environmental attributes sold and a decrease in the price received.
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
•Water income represents revenue generated when CNX accepts deliveries of produced water from third parties for reuse in the Company’s hydraulic fracturing operations, as well as from sales of freshwater to third parties. Water income increased in the period-to-period comparison primarily due to an increase in third-party sales in the current period.

Exploration and Production Related Other Costs

	For the Nine Months Ended September 30,
(in millions)	2025	2024	Variance	Percent Change
Lease Expiration Costs	$1	$3	$(2)	(66.7)%
Land Rentals	5	4	1	25.0%
Total Exploration and Production Related Other Costs	$6	$7	$(1)	(14.3)%

SG&A

SG&A includes costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, charitable contributions and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Nine Months Ended September 30,
(in millions)	2025	2024	Variance	Percent Change
Salaries, Wages and Employee Benefits	$19	$22	$(3)	(13.6)%
Short-term Incentive Compensation	8	10	(2)	(20.0)%
Contributions and Advertising	5	4	1	25.0%
Long-term Equity-Based Compensation (Non-Cash)	19	15	4	26.7%
Other	47	51	(4)	(7.8)%
Total SG&A	$98	$102	$(4)	(3.9)%

•Salaries, wages and employee benefits decreased in the period-to-period comparison due to a reduction in headcount that occurred at the end of the first quarter of 2025.
•Long-term equity-based compensation (non-cash) increased in the period-to-period comparison due to an increase in the amount of equity awards.
•Other decreased in the period-to-period comparison primarily due to lower professional services and various other one-time items, none of which were individually material.

Other Operating Expense

	For the Nine Months Ended September 30,
(in millions)	2025	2024	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$30	$37	$(7)	(18.9)%
Environmental Attribute Fees	8	11	(3)	(27.3)%
Idle Equipment and Service Charges	3	4	(1)	(25.0)%
Water Expense	1	1	—	—%
Inventory Adjustments	1	1	—	—%
Insurance Expense	3	3	—	—%
Virginia Flood Expense	—	(2)	2	100.0%
Other	8	7	1	14.3%
Total Other Operating Expense	$54	$62	$(8)	(12.9)%

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

Other Expense (Income)

	For the Nine Months Ended September 30,
(in millions)	2025	2024	Variance	Percent Change
Other Income
Litigation Recoveries	$—	$20	$(20)	(100.0)%
Interest Income	1	—	1	100.0%
Right-of-Way Sales	2	1	1	100.0%
Other	3	3	—	—%
Total Other Income	$6	$24	$(18)	(75.0)%

Other Expense
Professional Services	$3	$3	$—	—%
Bank Fees	8	8	—	—%
Other Corporate Expense	4	2	2	100.0%
Total Other Expense	$15	$13	$2	15.4%

Total Other Expense (Income)	$9	$(11)	$20	181.8%

•CNX pursues legal recoveries when certain circumstances arise. The decrease in litigation recoveries in the period-to-period comparison was the result of various recoveries that occurred in the prior period.

(Gain) Loss on Asset Sales and Abandonments, net

A net gain on asset sales and abandonments of $95 million was recognized in the nine months ended September 30, 2025 compared to a net loss of $9 million in the nine months ended September 30, 2024. The net gain recognized in the nine months ended September 30, 2025 primarily relates to the sale of approximately 7,500 acres of Marcellus Shale rights primarily located in Monroe County, Ohio, for net proceeds of $57 million. The remaining net gain during the period primarily relates to sale of various other non-core assets (primarily rights-of-way, surface acreage and other non-operated oil and gas interests and assets) none of which were individually material. The net loss recognized in the nine months ended September 30, 2024 primarily relates to a $26 million loss on the sale of a non-core pipeline to a third party offset, in part, by a net gain on the sale of various other non-core assets (primarily rights-of-way, surface acreage and other non-operated oil and gas interests and assets) none of which were individually material.. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Loss on Debt Extinguishment

A loss on debt extinguishment of $7 million was recognized in the nine months ended September 30, 2024 in connection with CNX's repurchase of $350 million aggregate principal amount of 7.25% Senior Notes due March 2027 at an average price equal to 101.9% of the principal amount. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. No such transactions occurred in the current period.

Interest Expense

	For the Nine Months Ended September 30,
(in millions)	2025	2024	Variance	Percent Change
Total Interest Expense	$129	$114	$15	13.2%

The $15 million increase in total interest expense was primarily due to higher borrowings on the CNX Credit Facility at higher interest rates and higher principal balances related to the long-term debt that was issued in 2025 offset, in part, by lower borrowings on the CNXM Credit Facility. See Note 8 – Revolving Credit Facilities and Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Nine Months Ended September 30,
(in millions)	2025	2024	Variance	Percent Change
Total Company Earnings Before Income Tax	$579	$74	$505	682.4%
Income Tax Expense	$142	$20	$122	610.0%
Effective Income Tax Rate	24.5%	26.5%	(2.0)%

The effective income tax rates for the nine months ended September 30, 2025 and 2024 were 24.5% and 26.5%, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation, federal tax credits, and state taxes. See Note 5 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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
As of September 30, 2025, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices, CNX currently expects to remain in compliance with its debt covenants.

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

Factors that may Impact our Liquidity
•The Company’s cash on hand and access to additional liquidity. Cash, cash equivalents and restricted cash were $17 million as of September 30, 2025 and $55 million as of December 31, 2024.
•Accounts and notes receivable - trade were $141 million as of September 30, 2025 and $180 million as of December 31, 2024. Our accounts and notes receivable balance may fluctuate as of any balance sheet date depending on the prices we receive for our natural gas and NGLs and the volumes sold.
•As of September 30, 2025, CNX had approximately $329 million classified as current portion of long-term debt, primarily related to the Convertible Notes due in May 2026. CNX actively manages its debt, including maturities and interest rates, in order to maintain financial flexibility and support long-term strategic objectives. Management may, from time to time, refinance existing indebtedness, adjust the mix of variable- and fixed-rate debt, or pursue alternative financing sources to meet the Company’s cash and operational needs. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•Capital expenditures are expected to range between $475 million to $500 million for the year ended December 31, 2025. For the nine months ended September 30, 2025, CNX had capital expenditures of $321 million.
•Production volumes are expected to range between 620.0 Bcfe and 625.0 Bcfe for the year ended December 31, 2025. For the nine months ended September 30, 2025, CNX had production volumes of 476.7 Bcfe.
•Prices for natural gas and NGLs are volatile, and an extended decline in the prices we receive for our natural gas and NGLs will adversely affect our financial condition and cash flows.
•In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas and NGL swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net liability of $349 million at September 30, 2025 and a net liability of $536 million at December 31, 2024. The Company has not experienced any issues of non-performance by derivative counterparties. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q for further discussion of our commodity risk management.

Cash Flows (in millions)

	For the Nine Months Ended September 30,
	2025	2024	Change
Cash Provided by Operating Activities	$732	$547	$185
Cash Used in Investing Activities	$(736)	$(414)	$(322)
Cash Used in Financing Activities	$(33)	$(132)	$99
Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:
•Net income increased $383 million in the period-to-period comparison.
•Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $310 million net change in commodity derivative instruments, a $124 million net increase in deferred income taxes, a $104 million increase in (gain) loss on asset sales and abandonments, net and a $92 million net increase for various other changes in working capital.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:
•Capital expenditures decreased $114 million primarily due to a decrease in drilling and completions activity.
•Proceeds from asset sales increased $81 million primarily due to the sale of Marcellus Shale rights, other non-core oil and gas rights and various non-operated producing oil and gas assets primarily located in the Appalachian Basin. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the nine months ended September 30, 2025, the Company completed the Apex Transaction for total cash consideration of approximately $518 million, subject to certain post-closing adjustments. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:
•Proceeds from borrowings under the CNXM Credit Facility increased $59 million and repayments under the CNXM Credit Facility decreased $24 million.
•Proceeds from borrowings under the CNX Credit Facility increased $635 million and repayments under the CNX Credit Facility increased $532 million.
•During the nine months ended September 30, 2025, CNX issued an additional $200 million aggregate principal amount of additional 7.25% senior notes due 2032 at a price of 100.5% of par. This issuance also included an underwriter discount and other issuance costs of $1.5 million, for net cash proceeds of $198.5 million. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the nine months ended September 30, 2024, CNX paid $357 million to repurchase $350 million aggregate principal amount of CNX 7.25% Senior Notes due March 2027 at a price of 101.9% of the principal amount. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
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
•In the nine months ended September 30, 2025, CNX repurchased $423 million of its common stock on the open market compared to $159 million during the nine months ended September 30, 2024.
•During the nine months ended September 30, 2025, debt issuance and financing fees decreased $14 million primarily due to amending both the CNX and CNXM Credit Facilities in the prior year. See Note 8 – Revolving Credit Facilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Commitments and Significant Contractual and Other Material Cash Obligations

The following is a summary of the Company's significant contractual and other material cash obligations at September 30, 2025 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$3,651	$6,784	$3,023	$—	$13,458
Gas Firm Transportation and Processing	250,425	480,325	284,136	488,484	1,503,370
Long-Term Debt	329,479	—	1,165,106	1,090,642	2,585,227
Interest on Long-Term Debt	154,150	293,420	224,706	83,687	755,963
Finance Lease Obligations	6,036	15,313	20,750	6,323	48,422
Interest on Finance Lease Obligations	2,881	4,712	2,164	508	10,265
Operating Lease Obligations	48,096	93,460	21,213	7,848	170,617
Interest on Operating Lease Obligations	9,122	9,444	1,579	1,035	21,180
Long-Term Liabilities—Employee Related (a)	2,175	4,547	4,943	20,549	32,214
Other Long-Term Liabilities (b)	218,693	51,327	20,000	104,961	394,981
Total Contractual Obligations (c)	$1,024,708	$959,332	$1,747,620	$1,804,037	$5,535,697
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

Debt
At September 30, 2025, CNX had total debt of $2,585 million, including the current portion of long-term debt of $329 million and excluding unamortized debt issuance costs. This long-term debt consisted of:
•An aggregate principal amount of $600 million of 7.25% Senior Notes due March 2032 less $5 million of unamortized discount. Interest on the notes is payable March 1 and September 1 of each year. Payment on the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
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
•An aggregate principal amount of $330 million of 2.25% Convertible Senior Notes due May 2026, unless earlier redeemed, repurchased, or converted, less $1 million of unamortized discount and issuance costs. Interest on the notes is payable May 1 and November 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner). The Convertible Notes are classified as short-term debt at September 30, 2025.
•An aggregate principal amount of $247 million in outstanding borrowings under the CNX Credit Facility. Payment of the principal and interest on the CNX Credit Facility is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $21 million in outstanding borrowings under the CNXM Credit Facility. Payment of the principal and interest on the CNXM Credit Facility is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of the CNXM Facility.

Total Equity and Dividends
CNX had total equity of $4,116 million at September 30, 2025 compared to $4,098 million at December 31, 2024. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CNX is subject to the discretion of CNX's Board of Directors, and no assurance can be given that CNX will pay dividends in the future. CNX has not paid dividends on its common stock since 2016. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CNX's financial results, contractual and legal restrictions regarding the payment of dividends by CNX, planned investments by CNX, and such other factors as CNX's Board of Directors deems relevant. In addition, CNX's ability to pay dividends is limited by the covenants in the agreement governing the CNX Credit Facility and the indentures governing certain of CNX's Senior Notes.
Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at September 30, 2025. Management believes these items will expire without being funded. See Note 11 – Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

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

This discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements included in this Form 10-Q. The 2024 financial statements, included in the 2024 Form 10-K filed with the SEC, provide additional information about our operations, financial condition, critical accounting policies, and accounting estimates, and should be read alongside this Form 10-Q. Our significant accounting policies are described in Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Part II, Item 8 of the 2024 Form 10-K.

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

CNX is exposed to market price risk in the normal course of selling natural gas and NGLs. CNX uses fixed-price contracts, options and derivative commodity instruments (over-the-counter swaps) to minimize exposure to market price volatility in the sale of natural gas and NGLs. Under our risk management policy, it is not our intent to engage in derivative activities for speculative purposes. Typically, CNX "sells" swaps under which it receives a fixed price from counterparties and pays a floating market price, but occasionally CNX may find it advantageous to purchase, rather than "sell", financial swaps.

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
CNX's open derivative instruments can cause earnings volatility relative to changes in market prices until the derivative contracts are either settled or are monetized prior to settlement. At September 30, 2025 and December 31, 2024 our open derivative instruments were in net liability positions with fair values of $349 million and $536 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at September 30, 2025 and December 31, 2024. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $440 million and $518 million at September 30, 2025 and December 31, 2024, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $440 million and $518 million at September 30, 2025 and December 31, 2024, respectively.
CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company has used derivative instruments in the past in order to manage risk related to interest rates, although there are currently no active agreements (see Note 12 – Derivative Instruments in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information). At September 30, 2025 and December 31, 2024, CNX had $2,340 million and $2,132 million, respectively, of aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $9 million. At September 30, 2025 and December 31, 2024, CNX had $268 million and $59 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to the CNX Credit Facility, under which there were $247 million borrowings at September 30, 2025 and $43 million borrowings at December 31, 2024, and the CNXM Credit Facility, under which there were $21 million of borrowings at September 30, 2025 and $16 million at December 31, 2024. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of September 30, 2025 and December 31, 2024 by $3 million and $1 million, respectively, on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of October 8, 2025, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2025 Fixed Price Volumes
Hedged Bcf	N/A	N/A	N/A	121.9	121.9
Weighted Average Hedge Price per Mcf	N/A	N/A	N/A	$2.55	$2.55
2026 Fixed Price Volumes
Hedged Bcf	111.1	110.0	111.0	111.0	441.3*
Weighted Average Hedge Price per Mcf	$2.77	$2.69	$2.69	$2.67	$2.70
2027 Fixed Price Volumes
Hedged Bcf	88.7	88.0	89.0	87.2	350.3*
Weighted Average Hedge Price per Mcf	$3.26	$3.26	$3.26	$3.30	$3.26
2028 Fixed Price Volumes
Hedged Bcf	34.5	34.6	34.9	34.9	138.9
Weighted Average Hedge Price per Mcf	$3.24	$3.24	$3.24	$3.24	$3.24
2029 Fixed Price Volumes
Hedged Bcf	4.3	4.3	4.3	4.4	17.3
Weighted Average Hedge Price per Mcf	$0.02	$0.02	$0.02	$0.02	$0.02
*Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2025 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the three months ended September 30, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
July 1, 2025 - July 31, 2025	1,227,882	$32.16	1,227,882	$672,149
August 1, 2025 - August 31, 2025	2,388,400	$28.85	2,380,183	$603,473
September 1, 2025 - September 30, 2025	2,447,912	$30.34	2,444,136	$529,319
Total	6,064,194		6,052,201

(1) Includes shares of common stock withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(2) Shares repurchased as part of the Company's current $2,900 million share repurchase program authorized by CNX's Board of Directors and announced on September 5, 2017, which is not subject to an expiration date. See Note 15 – Stock Repurchase in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for more information.

ITEM 5.     OTHER INFORMATION
Trading Arrangements

None of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Exchange Act adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2025.

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

Dated: October 30, 2025

CNX RESOURCES CORPORATION

By:	/S/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
Director and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ ALAN K. SHEPARD
Alan K. Shepard
President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

By:	/S/ JASON L. MUMFORD
Jason L. Mumford
Vice President and Controller