Form 10-K
period 2025-12-31
CNX Resources Corp
filed 2026-02-10
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________
FORM 10-K
  _________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2025
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the common stock on the New York Stock Exchange on such date was $3,582,679,149.
The number of shares outstanding of the registrant's common stock as of February 4, 2026 is 142,368,170 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2025.

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

2025 Operational Highlights and Outlook

•Over the past ten years, CNX's total sales volumes have grown by approximately 91% to a total of 629 net Bcfe in 2025;
•Total average production of 1,723,178 Mcfe per day in 2025;
•92% Natural Gas, 8% Liquids; and
•94% Shale, 6% coalbed methane.

At December 31, 2025, our proved natural gas, NGL, condensate and oil reserves (collectively, “natural gas reserves”) had the following characteristics:

•9.7 Tcfe of proved reserves;
•89.5% natural gas;
•72.2% proved developed; and
•99.1% operated.

On January 27, 2025, the Company completed the acquisition of the natural gas upstream and associated midstream business of Apex Energy II, LLC for total cash consideration of approximately $518 million. See Note 4 – Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information.

In 2026, CNX expects capital expenditures to be between $556 million and $586 million. Included in CNX’s 2026 capital expenditures is the first of three annual payments of $16 million associated with an agreement that grants CNX the right to acquire Utica Shale oil and gas rights that sit beneath the legacy Apex Energy footprint. The Company continuously evaluates multiple factors to determine activity throughout the year, and as such, may update guidance accordingly.

DETAIL OF OPERATIONS

Our operations include the following plays:

Shale

Our Shale properties represent our primary operating and growth area in terms of reserves, production, and capital investment. We have rights to extract natural gas from Shale formations in Pennsylvania, West Virginia, and Ohio from approximately 557,000 net Marcellus Shale acres and approximately 612,000 net Utica Shale acres at December 31, 2025. Approximately 341,000 Utica Shale acres coincide with Marcellus Shale acreage in Pennsylvania, West Virginia, and Ohio.

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

Coalbed Methane (CBM)

We have rights to extract CBM in Virginia from approximately 283,000 net CBM acres at December 31, 2025. We extract CBM natural gas primarily from the Pocahontas #3 seam. CNX also has the right to capture Remediated Mine Gas (RMG) from active and abandoned mines in this region. The RMG we capture would otherwise be vented into the atmosphere as third-party mining operations progress.

CNX also has rights to extract CBM from approximately 1,862,000 net CBM acres, and rights to capture RMG from various active and abandoned mines in other states including West Virginia, Pennsylvania, Ohio, Illinois, Indiana, and New Mexico; however, although the Company has very limited activity in some of these areas, there are no current plans to drill additional CBM wells or capture RMG in these areas. The Company may reevaluate plans as opportunities present themselves.

Other Gas

We have rights to extract natural gas from other Shale and shallow oil and gas formations primarily in Illinois, Indiana, New York, Ohio, Pennsylvania, Virginia, and West Virginia from approximately 946,000 net acres at December 31, 2025. The majority of our shallow oil and gas leasehold position is held by third-party production and all of it is extensively overlain by existing third-party natural gas gathering and transmission infrastructure.

Summary of Properties as of December 31, 2025

	Shale	CBM	Other
	Segment	Segment	Segment	Total
Estimated Net Proved Reserves (MMcfe)	8,844,273	812,626	5,245	9,662,144
Percent Developed (1)	73%	61%	100%	72%
Net Producing Wells (including oil and gob wells)	665	3,784	39	4,488

Net Acreage Position:
Net Proved Developed Acres	143,997	247,598	36,447	428,042
Net Proved Undeveloped Acres (2)	26,092	—	—	26,092
Net Unproved Acres (3)	710,414	1,897,151	909,643	3,517,208
Total Net Acres (4)	880,503	2,144,749	946,090	3,971,342
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

The following table sets forth, at December 31, 2025, the number of producing wells, developed acreage and undeveloped acreage:

	Gross(1)	Net(2)
Producing Gas Wells (including gob wells) - Working Interest	4,560	4,488
Producing Oil Wells - Working Interest	2	—
Producing Gas Wells - Royalty Interest	412	—
Producing Oil Wells - Royalty Interest	128	—
Net Acreage Position:
Proved Developed Acreage	428,042	428,042
Proved Undeveloped Acreage	26,092	26,092
Unproved Acreage	4,946,079	3,517,208
Total Acreage	5,400,213	3,971,342
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

The following table represents the terms under which we hold these acres:

	Gross Unproved Acres	Net Unproved Acres	Gross Proved Undeveloped Acres	Net Proved Undeveloped Acres
Held by Production/Fee	4,885,067	3,484,766	17,804	17,804
Expiration Within 2 Years	32,458	19,678	4,382	4,382
Expiration Beyond 2 Years	28,554	12,764	3,906	3,906
Total Acreage	4,946,079	3,517,208	26,092	26,092

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

Development Wells (Net)

During the years ended December 31, 2025, 2024 and 2023, we drilled 18.9, 25.7 and 30.8 net development wells, respectively. Gob wells and wells drilled by other operators in which we own an interest are excluded from net development wells. As of December 31, 2025, there were 10.00 net development wells and no exploratory wells drilled but uncompleted. The Company includes drilled and uncompleted net development wells in proved undeveloped reserves and the Company intends to complete and turn-in-line the wells within five years of the initial disclosure. There were no net dry development wells in 2025, 2024 or 2023. As of December 31, 2025, there were 2.0 net completed developmental wells ready to be turned in-line.

The following table illustrates the net wells drilled by well classification type:

	For the Years
	Ended December 31,
	2025	2024	2023
Shale Segment	18.9	25.7	30.8
CBM Segment	—	—	—
Other Segment	—	—	—
Total Development Wells (Net)	18.9	25.7	30.8

Exploratory Wells (Net)

There were no net exploratory wells drilled during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, there are no net exploratory wells in process.

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

Net Reserves (Millions of Cubic Feet Equivalent)

	As of December 31,
	2025	2024	2023
Proved Developed Reserves	6,972,410	6,099,654	6,027,762
Proved Undeveloped Reserves	2,689,734	2,438,289	2,712,980
Total Proved Developed and Undeveloped Reserves (1)	9,662,144	8,537,943	8,740,742
___________
(1)    For additional information on our reserves, see Note 22 – Supplemental Gas Data (unaudited) to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Discounted Future Net Cash Flows

The following table shows our estimated future net cash flows and total standardized measure of discounted future net cash flows at 10%:

	As of December 31,
	2025	2024	2023
	(Dollars in millions)
Estimated Future Net Cash Flows (pre-tax) less Undiscounted Income Taxes	$12,297	$6,136	$7,356
Total PV-10 Non-GAAP Measure of Pre-Tax Discounted Future Net Cash Flows (1)	$6,830	$3,827	$4,201
Total Standardized GAAP Measure of After-Tax Discounted Future Net Cash Flows	$5,066	$2,839	$3,110
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

Reconciliation of PV-10 to Standardized GAAP Measure

	As of December 31,
	2025	2024	2023
	(Dollars in millions)
Average Henry Hub Price ($/MMBtu)(1)	$3.387	$2.130	$2.637

Future Cash Inflows	$29,123	$17,997	$20,281
Future Production Costs	(10,414)	(8,034)	(8,515)
Future Development Costs (including Abandonments)(2)	(2,221)	(1,743)	(1,903)
Future Net Cash Flows (pre-tax)	16,488	8,220	9,863
10% Discount Factor	(9,658)	(4,393)	(5,662)
PV-10 (Non-GAAP Measure)	6,830	3,827	4,201
Undiscounted Income Taxes	(4,192)	(2,084)	(2,507)
10% Discount Factor	2,428	1,096	1,416
Discounted Income Taxes	(1,764)	(988)	(1,091)
Standardized GAAP Measure(3)	$5,066	$2,839	$3,110
___________
(1)    Based on the average, first day-of-the-month price.
(2)    Future development costs for 2025 include $1,017 million of plugging and abandonment costs and $157 million of midstream and water infrastructure capital on an undiscounted pre-tax basis. On a PV-10 pre-tax discounted basis, these amounts equate to $70 million and $133 million, respectively.

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

Sales Volumes Produced

The following table sets forth net sales volumes produced for the periods indicated:

	For the Year
	Ended December 31,
	2025	2024	2023
Natural Gas
Sales Volume (MMcf)
Shale	542,573	457,531	473,828
CBM	37,814	39,130	40,598
Other	214	260	242
Total	580,601	496,921	514,668

NGL*
Sales Volume (Mbbls)
Shale	7,904	8,825	7,410
Other	3	—	—
Total	7,907	8,825	7,410
Sales Volume (MMcfe)
Shale	47,423	52,949	44,460
Other	17	—	—
Total	47,440	52,949	44,460

Oil and Condensate*
Sales Volume (Mbbls)
Shale	140	155	203
Other	13	3	3
Total	153	158	206
Sales Volume (MMcfe)
Shale	839	928	1,215
Other	80	16	23
Total	919	944	1,238

Total Sales Volume (MMcfe)
Shale	590,835	511,408	519,503
CBM	37,814	39,130	40,598
Other	311	276	265
Total**	628,960	550,814	560,366
*Oil, NGLs, and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas.
**See Part II. Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for a breakdown of sales volume variances.

CNX expects 2026 annual sales volumes to be approximately 605 - 620 Bcfe.

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

	For the Year
	Ended December 31,
	2025	2024	2023
Average Sales Price - Gas (per Mcf)	$2.99	$1.98	$2.20
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$(0.31)	$0.57	$0.32
Average Sales Price - NGLs (per Mcfe)**	$3.55	$3.60	$3.54
Average Sales Price - Oil/Condensate (per Mcfe)**	$9.21	$10.26	$10.98

Total Average Sales Price (per Mcfe) Including Effect of Derivative Instruments	$2.75	$2.66	$2.61
Total Average Sales Price (per Mcfe) Excluding Effect of Derivative Instruments	$3.04	$2.15	$2.32
Average Lifting Costs Excluding Ad Valorem and Severance Taxes (per Mcfe)	$0.15	$0.13	$0.11

Average Sales Price - NGLs (per Bbl)	$21.30	$21.60	$21.24
Average Sales Price - Oil/Condensate (per Bbl)	$55.26	$61.56	$65.88
**Oil, NGLs, and Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas.

Sales of NGLs, condensates and oil enhance our reported natural gas equivalent sales price. Across all volumes, when excluding the impact of hedging, sales of liquids added $0.05 per Mcfe, $0.17 per Mcfe, and $0.12 per Mcfe for 2025, 2024, and 2023, respectively, to average gas sales prices. CNX expects to continue to realize a liquids uplift benefit as additional Shale wells are turned-in-line. CNX markets NGLs to major midstream companies that process our natural gas, as well as through direct "in-kind" sales under processing contracts that permit the receipt of NGLs in kind. This strategy enables us to capitalize on the transportation efficiencies of processors while strategically accessing the market at the plant tailgates and further along the transportation infrastructure. The processed purity products are ultimately sold to industrial, commercial and petrochemical markets.

In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. Reserves and production estimates are believed to be sufficient to satisfy these obligations. In the past, we have delivered quantities required under these contracts. CNX also enters into various financial natural gas swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. These transactions exist parallel to the underlying physical transactions and represented approximately 482.3 Bcf of our total sales volumes for the year ended December 31, 2025 at an average price of $2.59 per Mcf. The notional volumes associated with these gas swaps represented approximately 420.6 Bcf of our total sales volumes for the year ended December 31, 2024 at an average price of $2.58 per Mcf. As of January 8, 2026, these physical and swap transactions represent approximately 448.8 Bcf of our estimated 2026 production at an average price of $2.74 per Mcf, 379.3 Bcf of our estimated 2027 production at an average price of $3.28 per Mcf, 186.5 Bcf of our estimated 2028 production at an average price of $3.25 per Mcf and a nominal amount of our estimated 2029 production.
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

Low Carbon Intensity Premium Products

Environmental Attributes. CNX actively explores potential pathways to develop and qualify environmental attributes under various programs. The environmental attributes that we generate and sell can include items such as (but are not limited to): carbon credits, air quality credits, renewable or alternative energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances. The quantities and types of environmental attributes we sell and the associated revenue can vary depending on a number of factors, including the market for these credits, changes to the various voluntary or compliance programs under which the credits are generated and sold, and our ability to strictly comply with the programs under which the attributes can be sold. In the near term, we expect to derive most of our environmental attribute earnings from RMG capture activities monetized through the Pennsylvania Alternative Energy Portfolio Standard (AEPS) program, other compliance programs, and sales to various voluntary market counterparties that desire to purchase carbon offsets to be used towards their own emission reduction goals.

As mining progresses, new sources of waste methane are created every year throughout our region, in addition to the currently unabated sources that exist from historical mining activity. Each of these potential abatement opportunities represents a stand-alone discrete investment decision. While CNX will make new investments each year to capture some of these unabated sources, significant program uncertainty continues to exist and is pending a final rulemaking process. Future investments in new capture projects are dependent on the final terms of the corresponding programs.

We continue to focus efforts on opportunities to grow both the volume and value of environmental attributes as a source of future earnings. These new markets are volatile and have significant risk associated with eligibility, qualification and compliance with applicable programs, changing market conditions, increased competition, as well as political and regulatory risk. See Item 1A, “Risk Factors - Expectations of future revenue from sales of environmental attributes and the availability of various clean energy and environmental attribute credits, incentives, or grants are subject to price fluctuations, eligibility criteria, and compliance with specific voluntary or compliance program requirements, legislative changes, or regulatory actions that are outside of CNX control, and new markets for environmental attributes are volatile and otherwise may not develop as quickly or efficiently as we anticipate or at all.” for certain risks associated with environmental attributes.

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

Human Capital Management

As of December 31, 2025, CNX had 390 employees, which includes 44 employees directly attributable to our midstream operations and 54 employees directly attributable to our CBM operations in Virginia. CNX is not a party to any collective bargaining agreements. CNX recognizes that our future success depends on the expertise and services of our employees and is firmly committed to the health and safety of not only our employees and service providers, but also the communities in which CNX operates.

Training and Education. CNX employs a variety of initiatives dedicated to ensuring that our employee and contractor workforce is appropriately trained and aligned on expectations regarding safety and environmental performance. These programs utilize behavior-based techniques, which embrace a collaboration between management, employees, and the service provider workforce to continually focus attention and actions on appropriate daily safety and compliance behaviors. This is accomplished through an evergreen approach, with consistent evaluation and adaptation for workforce, safety, compliance and business objectives. Fundamentally, daily on-site safety meetings, job safety analyses and the universal expectation for any employee or contractor to stop work if a risk is identified combine to enforce our cultural focus on health, safety, and environmental awareness, also known as Operational Excellence. Accountability is an expectation at all levels of the Company

—from individual contributors and service providers to management and executive leadership. In addition to continual analysis and assessment, CNX empowers its employees and contractors to take corrective action or stop work immediately if adverse safety or environmental conditions are identified. CNX expects all of its employees and service providers to meet the training requirements outlined by the Occupational Safety and Health Administration (OSHA), and all other appropriate regulatory entities, and to always conduct our daily business consistent with our core values of Responsibility, Ownership and Excellence. CNX also provides the opportunity for all employees to obtain certification in First Aid, CPR, and AED administration. The Company’s safety training is available on its corporate website to afford service providers ready access to CNX’s requirements and expectation of individual empowerment and accountability.

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

Industry Segments

Financial information concerning industry segments, as defined by GAAP, for the years ended December 31, 2025, 2024 and 2023 is included in Note 21 – Segment Information in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K and is incorporated herein by reference.

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

CNX endeavors to conduct our natural gas and midstream operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements against a backdrop of variable geologic and seasonal conditions, exceedances and violations of permits and other regulatory requirements during operations can and do occur. Such exceedances and violations generally result in fines or penalties but could also result in operational changes and/or make it more difficult for us to obtain necessary permits in the future. The possibility exists that new legislation or regulations may be adopted which would have a significant impact on our operations or on our customers' ability to use our natural gas and may require us or our customers to change our or their operations significantly or incur substantial costs. See “Risk Factors - Existing and future governmental laws, regulations, other legal requirements and judicial decisions that govern our business may increase our costs of doing business and may restrict our operations” for additional discussion regarding additional laws and regulations affecting our business, operations and industry.

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

Clean Air Act. The federal Clean Air Act and corresponding state laws and regulations regulate air emissions primarily through permitting and/or emissions control requirements. This affects natural gas production and processing operations. Various activities in our operations are subject to air quality regulation, including pipeline compression, venting and flaring of natural gas, and hydraulic fracturing and completion processes, as well as fugitive emissions from operations. CNX obtains permits, typically from state or local authorities, to conduct these activities. Additionally, CNX is required to obtain pre-approval for construction or modification of certain facilities, to meet stringent air permit requirements, or to use specific equipment, technologies or best management practices to control emissions. Further, some states and the federal government have proposed that emissions from certain proximate and related sources should be aggregated to provide for regulation and permitting of a single, major source. Federal and state governmental agencies continue to investigate the potential for emissions from oil and natural gas activities and further regulation could increase our cost or temporarily restrict our ability to produce. For example, the EPA sets National Ambient Air Quality Standards for certain pollutants and changes to such standards could cause us to make additional capital expenditures or alter our business operations in some manner. See “Risk Factors - Climate change risk, legislation, litigation, and regulation of greenhouse gas emissions at the federal or state level may increase our operating costs and reduce the value of our natural gas assets” for additional discussion regarding certain laws and regulations related to air emissions and related matters.

Clean Water Act. The federal Clean Water Act (CWA) and corresponding state laws affect our natural gas operations by regulating storm water or other regulated substance discharges, including pollutants, erosion, sediment and spills and releases of oil, brine and other substances, into surface waters (and under some state statutory schemes groundwater) and in certain instances imposing requirements to dispose of produced wastes and other oil and natural gas wastes at approved disposal facilities. The discharge of pollutants into jurisdictional waters is prohibited, except in accordance with the terms of a permit issued by the EPA, the U.S. Army Corps of Engineers, or a delegated state agency. These permits require regular monitoring and compliance with effluent limitations and reporting requirements and govern the discharge of pollutants into regulated waters. Federal and state regulatory agencies can impose administrative, civil and/or criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. See “Risk Factors -Environmental regulations can increase costs and introduce uncertainty that could adversely impact the market for natural gas with potential short- and long-term liabilities” for additional discussion regarding certain laws and regulations related to clean water, the disposal or use of water and related matters.

Endangered Species Act. The Endangered Species Act and related state laws and regulations protect plant and animal species that are threatened or endangered. Some of our operations are located in areas that are or may be designated as protected habitats for endangered or threatened species, including the Northern Long-Eared and Indiana bats, which has a seasonal impact on our construction activities and operations. New or additional species that may be identified as requiring protection or consideration may lead to delays in permits and/or other restrictions on construction and development. Multiple proposed rules in 2025 could change the regulations for the Endangered Species Act. These proposals include removing the definition of the term “harm,” which includes habitat modification, removing the “blanket rule” option for protecting species, and changing how critical habitat is determined. CNX cannot predict how the proposed rules will be finalized or enforced.

Safety of Gas Transmission and Gathering Pipelines. Natural gas pipelines serving our operations are subject to regulation by the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) pursuant to the Natural Gas Pipeline Safety Act of 1968, (NGPSA), as amended by the Pipeline Safety Act of 1992, the Accountable Pipeline Safety and Partnership Act of 1996, the Pipeline Safety Improvement Act of 2002 (PSIA), the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of natural gas pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. oil and natural gas transmission pipelines in high-consequence areas. Additionally, certain states, such as West Virginia, also maintain jurisdiction over intrastate natural gas lines. These statutes and related regulations may be revised or amended which may lead to additional safety requirements. See “Risk Factors -- CNX may incur significant costs and liabilities as a result of pipeline operations and/or increases in the regulation of natural gas pipelines and midstream facilities” for additional discussion regarding gas transmission and gathering pipelines.

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

Climate Change Laws and Regulations. Climate change continues to be an area of legislative and regulatory focus. There are a number of laws and regulations intended to limit or increase disclosure or transparency with respect to greenhouse gas emissions, and regulations that restrict emissions or require more stringent reporting could increase our costs should the requirements necessitate the installation of new equipment or the purchase of emission credits or allowances. These laws and regulations could also impact our customers, including the electric generation industry, by making alternative sources of energy more competitive. Additional regulation could also lead to permitting delays and additional monitoring and administrative requirements, with commensurate impacts on electricity generating operations. While the federal government has taken steps in 2025 to rescind certain greenhouse gas emission restrictions and reporting requirements, these rule changes are not final, and CNX cannot predict how relevant rules will ultimately be adopted, changed, rescinded or modified. See “Risk Factors - Climate change risk, legislation, litigation, and regulation of greenhouse gas emissions at the federal or state level may increase our operating costs and reduce the value of our natural gas assets” for additional discussion regarding certain laws and regulations related to climate change, greenhouse gas and related matters.

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
•Deterioration in the economic conditions in any of the industries in which our customers or their customers operate, a domestic or worldwide financial downturn, or negative credit market conditions may have a material adverse effect on our liquidity, results of operations, business, and financial condition that CNX cannot predict.
•Our hedging activities may prevent us from benefiting from price increases and may expose us to other risks.
•Negative public perception regarding our Company or industry could have an adverse effect on our operations, financial results, or stock price.
•Events beyond our control, including a global or domestic health crisis or global instability and actual and threatened geopolitical conflict, may result in unexpected adverse operating and financial results.
•Increasing attention to environmental, social, and governance matters may adversely impact our business.

Risks Related to our Business Operations

•Our dependence on third party pipeline and processing systems could adversely affect our operations and limit sales of our natural gas and NGLs as a result of disruptions, capacity constraints, proximity issues, or decreases in availability of pipelines or other midstream facilities.
•Uncertainties exist in the estimation of the economic recovery of natural gas reserves.
•Developing, producing, and operating natural gas wells is subject to operating risks and hazards that could increase expenses, decrease our production levels, and expose us to losses or liabilities that may not be fully covered under our insurance policies.
•Our identified development locations are scheduled over multiple future years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their actual development.
•Our exploration and development projects and midstream development require substantial capital expenditures and are subject to regulatory, environmental, political, legal, and economic risks and if CNX fails to generate sufficient cash flow, obtain required capital or financing on satisfactory terms, or respond to regulatory and political developments, our natural gas reserves may decline, and our operations and financial results may suffer.
•CNX may not be able to obtain the required personnel, services, equipment, parts, and raw materials in a timely manner, in sufficient quantities or at reasonable costs to support our operations.
•If CNX cannot find adequate sources of water for our use or if CNX is unable to dispose of or recycle water produced from our operations at a reasonable cost and within applicable environmental rules, our ability to produce natural gas economically and in sufficient quantities could be impaired.
•Failure to successfully replace our current natural gas reserves through economic development of our existing or acquired undeveloped assets or through acquisition of additional producing assets, would lead to a decline in our natural gas, NGL, and oil production levels and reserves.
•CNX may incur losses as a result of title defects in the properties in which CNX invests or that it acquires or the loss of certain leasehold or other rights related to our midstream activities.

Legal, Environmental and Regulatory Risks

•Climate change risk, legislation, litigation, and regulation of greenhouse gas emissions at the federal or state level may increase our operating costs and reduce the value of our natural gas assets.
•Environmental regulations can increase costs and introduce uncertainty that could adversely impact the market for natural gas with potential short- and long-term liabilities.
•Existing and future governmental laws, regulations, other legal requirements, and judicial decisions that govern our business may increase our costs of doing business and may restrict our operations.

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
•Expectations of future revenue from sales of environmental attributes and the availability of various clean energy and environmental attribute credits, incentives, or grants are subject to price fluctuations, eligibility criteria, and compliance with specific voluntary or compliance program requirements, legislative changes, or regulatory actions that are outside of CNX control, and new markets for environmental attributes are volatile and otherwise may not develop as quickly or efficiently as we anticipate or at all.
•CNX and its subsidiaries are subject to various legal proceedings and investigations, which may have an adverse effect on our business.

Financing, Investment and Indebtedness Risks

•Our current long-term debt obligations, the terms of the agreements that govern that debt, and the risks associated therewith, could adversely affect our business, financial condition, liquidity, and results of operations.
•Our borrowing base under our revolving credit facility could decrease for a variety of reasons including lower natural gas prices, declines in natural gas reserves, asset sales, and lending requirements or regulations.
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
•In connection with the separation of our coal business, Core Natural Resources, Inc., the successor by merger to CONSOL Energy Inc. (“Core”) has agreed to indemnify us for certain liabilities, and we have agreed to indemnify Core for certain liabilities.

Other General Risks

•Cybersecurity incidents targeting our data, systems, oil and natural gas industry systems and infrastructure, or the systems of our third-party service providers or business partners could materially adversely affect our business, financial condition, or results of operations.
•Terrorist activities could materially adversely affect our business and results of operations.

ITEM 1A.Risk Factors

Investment in our securities is subject to various risks, including risks and uncertainties inherent in our business. In addition to the other information contained in this Form 10-K, the following risk factors related to our industry, business, operations, financial position, and performance should be considered in evaluating our Company. If any of the following risks were to occur, it could negatively impact our Company and cause an investment in our securities to decline in value.

Risks Related to Economic Conditions and our Industry

Prices for natural gas and NGLs are volatile and can fluctuate widely based upon a number of factors beyond our control, including supply and demand for our products. An extended decline in the prices CNX receives for our natural gas and NGLs will adversely affect our business, operating results, financial condition, and cash flows.

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

Our producing properties are geographically concentrated in the Appalachian Basin, which exacerbates the impact of regional supply and demand factors on our business, including the pricing of our natural gas. Not all of the natural gas produced in this region can be consumed by regional demand and must, therefore, be exported to other regions, which causes natural gas produced and sold locally to be priced at a discount to many other market hubs, such as the benchmark Henry Hub price. This discount, or negative basis, to the Henry Hub price is forecasted to continue in future years for all Appalachian Basin producers. While new interstate pipeline projects could reduce this discount, it could increase further if production in the basin continues to grow and projects to move natural gas out of the basin are cancelled, delayed, or denied for any reason, such as permitting and regulatory issues or environmental lawsuits.

Our development plans and operations also include some activity in areas of Shale formations that may also contain NGLs. The price for NGLs is also volatile for reasons similar to those described above for natural gas. Although the Company is able to hedge natural gas benchmarks and local basis differentials, it maintains only a small hedge position in its relatively minor quantities of NGLs. In addition, similar to natural gas, increased drilling activity by third parties in formations containing NGLs may lead to a decline in the price CNX receives for our NGLs. International demand and storage levels also affect NGL prices. Further, an oversupply of NGLs in the local markets where CNX operates requires excess NGLs to be transported out of our region and into the broader market, including international exports. NGLs are transported by a variety of methods, including pipeline, rail, truck, and barge. Any disruption in those means of transportation could have a further detrimental impact on the price CNX receives for our NGLs. Our results of operations may be adversely affected by a depressed level of, or downward fluctuations in the price for NGLs.

Apart from issues with respect to the supply of products CNX produces, demand can fluctuate widely due to a number of matters beyond our control, including:

•weather conditions in our markets that affect the demand for natural gas;
•changes in the consumption pattern of industrial consumers, electricity generators, and residential users of electricity and natural gas;
•with respect to natural gas, the price and availability of alternative fuel sources used by electricity generators;
•technological advances affecting energy consumption and conservation measures reducing demand;
•the costs, availability, and capacity of transportation infrastructure;
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

If natural gas prices decrease or operational efforts are unsuccessful, CNX may be required to record write-downs of the quantity and value of our proved natural gas properties. Additionally, changes in assumptions impacting management’s estimates of future financial results as well as other assumptions related to the Company's stock price, weighted-average cost of capital, terminal growth rates, and industry multiples, could cause goodwill and other intangible assets CNX holds to become impaired and result in material non-cash charges to earnings.

Lower natural gas prices or wells that produce less than expected quantities of natural gas have in the past and may in the future reduce the amount of natural gas that CNX can produce economically. This results in our having to make substantial downward adjustments to our estimated proved reserves. When this occurs, or when our estimates of development costs increase, production data factors change or our exploration results deteriorate, accounting rules require us to write down, as a non-cash charge to earnings, the carrying value of our natural gas properties. CNX is required to perform impairment tests on our assets at least annually or whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable, indicate a potential impairment in the carrying value of goodwill or intangible assets as defined by GAAP, or whenever development plans change with respect to those assets. In the past CNX has had to record an impairment charge related to certain assets and CNX may incur impairment charges in the future, which could have an adverse effect on our results of operations in the period taken. There were no indicators of impairment for the years ended December 31, 2025, 2024 and 2023.

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

The natural gas, exploration, production, and midstream industries are intensely competitive with companies from various regions of the United States, and increasingly face competition in international markets. The industry has been experiencing increased competitive pressures as a result of both consolidation within the exploration and production space, along with the continued competition from stand-alone midstream companies. Midstream, transmission, and processing consolidation in the industry could lead to a less competitive environment for CNX to find partners for projects needed to support development, which could increase costs. Many of the companies with which CNX competes are larger and have more resources to deploy, and if CNX were unable to compete, our company, our operating results, financial position, or other parts of the business may be adversely affected. In addition, CNX competes with larger companies to acquire new natural gas properties for future exploration, limiting our ability to replace the natural gas CNX produces or to grow our production. There is also increased competition within the industry as a result of oil-focused drilling, where natural gas is produced as an ancillary byproduct, and this inelastic supply may depress market prices. Some of such “byproduct” gas could be transported to our key markets, thereby affecting regional supply. The industry also faces competition from alternative energy sources. The highly competitive environment in which CNX operates may negatively impact our ability to acquire additional properties at prices or upon terms CNX views as favorable. Any reduction in our ability to compete in current or future natural gas markets could materially adversely affect our business, financial condition, results of operations, and cash flows.

In addition, potential third-party customers who are significant producers of natural gas and condensate may develop their own midstream systems in lieu of using our systems. All of these competitive pressures could materially adversely affect our business, results of operations, financial condition, and cash flows.

Deterioration in the economic conditions in any of the industries in which our customers and their customers operate, a domestic or worldwide financial downturn, or negative credit market conditions can have a material adverse effect on our liquidity, results of operations, business, and financial condition that CNX cannot predict.

Economic conditions in a number of industries in which our customers and their customers operate, such as electric power generation, have experienced substantial deterioration in the past, resulting in reduced demand for natural gas. Renewed or continued weakness in the economic conditions of any of the industries CNX serves or that are served by our customers, or the increased focus by markets on carbon-neutrality or alternative energy sources, could adversely affect our business, financial condition, results of operation, and liquidity in a number of ways. For example:

•demand for natural gas and electricity in the United States is impacted by industrial production, which if weakened would negatively impact the revenues, margins, and profitability of our natural gas business;
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

To manage our exposure to fluctuations in the price of natural gas, CNX enters into hedging arrangements with respect to a portion of our expected production. As of January 8, 2026, CNX expects these transactions will represent approximately 448.8 Bcf of our estimated 2026 production at an average price of $2.74 per Mcf, 379.3 Bcf of our estimated 2027 production at an average price of $3.28 per Mcf, 186.5 Bcf of our estimated 2028 production at an average price of $3.25 per Mcf and a nominal amount of our estimated 2029 production. To the extent that CNX engages in hedging activities, CNX may be prevented from realizing the near-term benefits of price increases above the levels of the hedges. If CNX chooses not to engage in or otherwise reduce our future use of hedging arrangements or is unable to engage in hedging arrangements due to lack of acceptable counterparties, CNX may be more adversely affected by declines in natural gas prices than our competitors who engage in hedging arrangements to a greater extent than CNX does. Increases or decreases in forward market prices could result in material unrealized (non-cash) losses or gains on commodity derivative instruments resulting in volatility in reported earnings. Future legislation regarding derivatives could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price risks associated with our business.

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

Negative public perception regarding our industry resulting from, among other things, operational incidents or concerns raised by advocacy groups, related to environmental, health, or community impacts has resulted in increased regulatory scrutiny, which has resulted in additional laws, regulations, guidelines, and enforcement interpretations, at the federal and state level. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens, and an increased risk of litigation that may negatively impact our future financial results or our stock price. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the administrative process or in the courts. This could cause the permits CNX needs to conduct our operations to be withheld, delayed, or burdened by requirements that restrict our ability to profitably conduct our business.

In addition, in recent years attention has been given to corporate activities related to environmental issues in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for the investment community and other groups to promote change at public companies, including through investment and voting practices. These activities include focusing attention on and demanding action related to climate change and energy transition matters, such as promoting the use of substitutes to fossil fuel products and encouraging the divestment of fossil fuel equities. If divestment efforts are successful, the price of our common stock or debt securities, and our ability to access capital markets or to otherwise obtain new investment or financing, may be negatively impacted and have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Events beyond our control, including a global or domestic health crisis or global instability and actual and threatened geopolitical conflict, may result in unexpected adverse operating and financial results.

While CNX has not incurred significant disruptions to its operations during the past three fiscal years as a direct result of any global or domestic health crisis or geopolitical conflict, including the war in Ukraine and the ongoing conflicts in the Middle East, the resulting global instability and any similar disruptions may materially and adversely affect, our business, operating and financial results, and liquidity in the future. As global instability has significantly impacted economic activity and markets around the world, similar health crises and conflicts could negatively impact our business in numerous ways, including, but not limited to, the following:

•our revenue may be reduced if there is a resulting economic downturn or recession, to the extent it leads to a prolonged decrease in the demand for or disruption in the global supply of natural gas and liquefied natural gas (LNG) and, to a lesser extent, NGLs and oil; and
•the operations of our midstream service providers, on whom CNX relies for the transmission, gathering, and processing of a significant portion of our produced natural gas, NGLs, oil, and condensate, and our other service providers and suppliers may be disrupted or suspended in response to containing the outbreak, geopolitical instability, and/or the difficult economic environment may lead to the bankruptcy or closing of service providers, facilities, and infrastructure or delays or disruptions in our supply chain, which may result in substantial discounts in the prices CNX receives for our produced natural gas, NGLs, oil, and condensate or result in the shut-in of producing wells or the delay or discontinuance of development plans for our properties.

To the extent events were to adversely affect our business and financial results, it may also have the effect of heightening many of the other risks set forth in this Risk Factors section of this Form 10-K, such as those relating to our financial performance and debt obligations. Any of these disruptions or outcomes could have a material adverse effect on our business, operations, financial results, and liquidity.

Increasing attention to environmental, social and governance matters may adversely impact our business.

Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to environmental, social and governance matters. Such ratings, while not standardized or fully transparent, are used by some investors to evaluate their investment and voting decisions. Unfavorable environmental, social and governance ratings may lead to increased negative investor sentiment toward us and to the diversion of their investment away from the fossil fuel industry to other industries. Such diversion could have a negative impact on our stock price and our access to and costs of capital.

Additionally, increased governmental attention to environmental, social and governance matters, including state actions such as California’s Climate Corporate Data Accountability Act, may require the production and public reporting of additional data for investors’ evaluation of investment and voting decisions. This could lead to negative investor sentiment toward us and to the diversion of their investment away from the fossil fuel industry to other industries. Such a diversion could have a negative impact on our stock price and our access to and costs of capital.

Increasing public scrutiny of systemic issues—such as affordability, corporate influence, executive compensation, and ethics—may amplify anti-corporate sentiment and narratives portraying our industry as exploitative. These dynamics can lead to reputational harm, consumer backlash, regulatory attention, and heightened security risks for executives and employees. Addressing these risks may require additional investments in governance, safety, and crisis management. Failure to mitigate these impacts could adversely affect our business, financial condition, and results of operations.

Risks Related to our Business Operations

Our dependence on third party pipeline and processing systems could adversely affect our operations and limit sales of our natural gas and NGLs as a result of disruptions, capacity constraints, proximity issues or decreases in availability of pipelines or other midstream facilities.

Although CNX owns midstream facilities, we also depend on third party facilities to gather, process, and transport our natural gas to market. Reductions, limitations, or disruptions (including force majeure events) in pipeline, gathering, or processing facility capacity could force us to reduce our production, reduce our sales or transportation of natural gas and/or NGLs, or purchase higher cost replacement gas, negatively affecting our profitability, and causing our unit costs to increase. A significant portion of our natural gas is sold on or through three pipeline systems, Texas Eastern Transmission, Columbia Gas Transmission, and Eastern Gas Transmission & Storage, which could experience capacity issues, operational disruptions, and unexpected downtime, including from cybersecurity incidents and cyberattacks, with either no or little alternative transportation options available for our natural gas. Further, if pipeline quality standards change or we cannot meet applicable standards, we might be required to install additional processing equipment which could increase our costs. Pipelines could also curtail our flows until the natural gas delivered to their pipeline is in compliance with predetermined gas quality specifications. Any reduction in our production of natural gas or increase in our costs could materially adversely affect our business, financial condition, results of operations, and cash flows.

CNX has various third-party firm transportation, processing, gathering, and other agreements in place, many of which have minimum volume delivery commitments that obligate us to pay fixed demand charges or fees on minimum volumes regardless of actual volume throughput. Reductions in our drilling program may result in insufficient production to fully utilize these arrangements or otherwise use our full firm transportation and processing capacity, reducing our cash flow from operations, which may require us to reduce or delay our planned investments and capital expenditures or seek alternative means of financing, all of which may have a material adverse effect our business, financial condition, results of operations, and cash flows.

Our continuing investment in midstream infrastructure development and maintenance programs is intended, among other items, to connect our wells to other existing gathering and transmission pipelines and can involve significant risks, including those relating to timing, cost overruns, and operational efficiency. Significant portions of our natural gas production are dependent on a small number of key compression and processing stations. An operational issue at any of those stations would materially impact our production, cash flow, and results of operation.

Uncertainties exist in the estimation of the economic recovery of natural gas reserves. Due to these uncertainties, estimates of revenues, operating and development costs, and future profitability may prove to be inaccurate.

Natural gas reserves are economically recoverable when the revenue expected to be generated from the products sold exceeds their expected cost of development and production. Estimating reserves requires the use of assumptions concerning natural gas and liquid hydrocarbon prices, production levels, recoverable reserve quantities, production and ad valorem taxes and operating and development costs. For example, a significant amount of our natural gas reserves are identified as proved undeveloped reserves and may be more susceptible to positive or negative changes in reserve estimates than our proved developed reserves. Also, we make certain assumptions regarding natural gas and liquid hydrocarbon prices, production levels, production and ad valorem taxes, and operating and development costs that may prove to be incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of our natural gas reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of natural gas reserves based on risk of recovery, and estimates of the future net cash flows. The PV-10 measure of pre-tax discounted future net cash flows and the standardized measure of after-tax discounted future net cash flows from our proved reserves included within this Form 10-K are not necessarily the same as the current market value of our estimated natural gas reserves. Actual future net cash flows from our proved and unproved oil and natural gas properties may be affected by factors such as:

•geological conditions;
•our acreage position, and our ability to acquire additional acreage, including purchases and third-party swaps to develop our position efficiently;
•changes in governmental regulations and taxation;
•the amount and timing of actual production;
•future prices and our hedging position;
•future operating costs;
•operational risks and results; and
•capital costs of drilling, completion, and gathering assets.

The timing of both our production and our incurrence of expenses in connection with the development and production of natural gas, NGLs and oil and/or condensate will affect the timing of actual future net cash flows from proved reserves and thus their actual present value. In addition, the prescribed 10% discount factor used when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. If natural gas prices decline by $0.10 per MMBtu, then the pre-tax present value using a 10% discount rate of our proved natural gas reserves as of December 31, 2025 would decrease from $6.8 billion to $6.6 billion.

Developing, producing, and operating natural gas wells is subject to operating risks and hazards that could increase expenses, decrease our production levels, and expose us to losses or liabilities that may not be fully covered under our insurance policies.

The development of natural gas involves numerous risks, including the risk that an encountered well does not produce in sufficient quantities to make the well economically viable. The cost of drilling, completing, and operating wells is substantial and uncertain, and our operations may be curtailed, delayed, or canceled as a result of a variety of factors beyond our control. Our future development activities may not be successful, and if they are unsuccessful, such failure will have an adverse effect on our future results of operations and financial condition. CNX may be unable to develop identified or budgeted wells within our expected time frame, or at all for various reasons, and a final determination with respect to the development of any scheduled or budgeted wells will be dependent on a number of factors, including:

•the results of delineation efforts and the acquisition, review, and analysis of data, including seismic data;
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

Our business strategy focuses on horizontal drilling and production in unconventional Shale formations, primarily the Marcellus Shale and Utica Shale in the Appalachian Basin. Drilling and stimulating horizontal wells is technologically complex, expensive, and involves a higher risk of failure when compared to vertical wells. Due to the higher costs, the risks of our development program are spread over a smaller number of wells, and in order to be profitable, each horizontal well will need to produce at higher levels. In addition, we use multi-well pads instead of single-well sites. The use of multi-well pad drilling increases some operational risks because problems affecting the pad, or a single well could adversely affect production from all of the wells on the pad. Pad development can also make our overall production, and therefore our revenue and cash flows, more volatile, because production from multiple wells on a pad will typically commence simultaneously. While we believe that we are better served by drilling horizontal wells using multi-well pads, the risk component involved in such development will be increased in some respects, with the result that CNX might find it more difficult to achieve economic success in our development program.

The exploration, production, and transporting of natural gas involves numerous operational risks. The cost of developing and operating a well is often uncertain, and a number of factors can delay, suspend, or prevent development operations, decrease production, and/or increase the cost of our natural gas operations at particular sites for varying lengths of time, including unexpected development and production conditions (such as pressure or irregularities in geologic formations or wells, material and equipment failures, fires, ruptures, loss of well control, landslides, mine subsidence, explosions, or other accidents and environmental concerns and adverse weather conditions), which conditions and risks may be amplified as we increase the vertical and horizontal length of drilling endeavors; similar operational or design issues relating to pipelines, compressor stations, pump stations, related equipment, and surrounding properties; challenges relating to transportation, pipeline infrastructure, and capacity for treatment or disposal of waste water generated in operations and failure to obtain, or delays in the issuance of, permits at the state or local level and the resolution of regulatory concerns.

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
•regulatory enforcement, investigations, and penalties;
•suspension of our operations; and
•repair and remediation costs.

The occurrence of any operational event that prevents delivery of natural gas to a customer and is not excusable as a force majeure event under our supply agreement, could result in economic penalties, suspension, or ultimately termination of the supply agreement.

Although CNX maintains insurance for a number of risks and hazards, we may not be adequately insured against the losses or liabilities that could arise from a significant accident or disruption in our operations. The occurrence of an event that is not fully covered by insurance, such as pollution or environmental issues, could materially adversely affect our business, financial condition, results of operations, and cash flows.

Our identified development locations are scheduled over multiple future years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their actual development.

Our management team has specifically identified and scheduled certain locations as an estimation of our future multi-year development activities on our existing acreage which represent a significant part of our development strategy. Our ability to develop these locations may be dependent on a number of factors, including natural gas, NGL, and oil prices, the availability and cost of capital, drilling, completions and production costs, obtaining required regulatory permits, the acquisition on acceptable terms of any leasehold interests we do not control but that are necessary to complete the drilling unit (including potentially through third-party swap transactions), availability of drilling services and equipment, drilling results, lease expirations for the failure to timely develop or otherwise, transportation constraints, regulatory and zoning approvals, and other factors. Because of these uncertain factors, we do not know if the numerous development locations we have identified will ever be drilled. CNX may require significant additional capital over a prolonged period in order to pursue the development of these locations, and we may not be able to raise or generate the capital required to do so. Any development activities we are able to conduct on these locations may be unsuccessful, which may result in our inability to add additional proved reserves or may result in a downward revision of our estimated proved reserves, which could materially adversely affect our business and results of operations.

Our exploration and development projects and midstream development require substantial capital expenditures and are subject to regulatory, environmental, political, legal, and economic risks and if CNX fails to generate sufficient cash flow, obtain required capital or financing on satisfactory terms, or respond to regulatory and political developments, our natural gas reserves may decline, and our operations and financial results may suffer.

As part of our strategic determinations, CNX expects to continue to make substantial capital expenditures in the development and acquisition of natural gas reserves and the maintenance, purchase, or construction of midstream systems. If CNX is unable to make sufficient or effective capital expenditures, we will be unable to maintain and grow our business. The gas gathering agreements that we have with third parties may impose obligations on us to invest capital in our midstream systems that are not fully protected against volumetric risks associated with lower-than-forecast volumes flowing through our gathering systems. If our customers fail to develop their properties in the areas covered by these acreage dedications, or otherwise sell, exchange, farm-out, or otherwise dispose of all of, or an undivided interest in, the development of the dedicated acreage, the resulting decrease in the development of reserves by our midstream customers could result in reduced volumes serviced by us and a commensurate decline in revenues and cash flows.

Additionally, the construction of additions or modifications to our existing midstream systems involves numerous regulatory, environmental, political, and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. If these projects are undertaken, they may not be completed on schedule, at the budgeted cost, or at all. The construction of additions to our existing assets may require us to obtain new land rights and regulatory permits prior to constructing new pipelines or facilities, which may not be obtained in a timely, cost-effective fashion or in a way that allows us to connect new natural gas supplies to existing gathering pipelines or capitalize on other attractive expansion opportunities Also, these midstream assets may not be able to attract enough throughput to achieve the expected investment return.

Revenues may not increase immediately (or at all) upon the expenditure of funds on a particular project. There is no assurance that CNX will have sufficient cash from operations, borrowing capacity under our credit facilities, or the ability to raise additional funds in the capital markets to meet our capital requirements. Without sufficient capital, CNX could be required to curtail the pace of the development of our natural gas properties and midstream activities, which in turn could lead to a decline in our reserves and production, and could adversely affect our business, financial condition, and results of operations.

CNX may not be able to obtain the required personnel, services, equipment, parts, and raw materials in a timely manner, in sufficient quantities, or at reasonable costs to support our operations.

CNX relies on third-party contractors to provide key services and equipment for our operations. CNX contracts with third parties for well services, related equipment, and qualified experienced field personnel to drill and complete wells, construct pipelines, and conduct field operations. We also utilize third-party contractors to provide land acquisition and related services to support our land operational needs. The demand for these services, equipment, and personnel can fluctuate significantly, often in correlation with natural gas and NGL prices, causing periodic shortages.

Historically, there have been shortages of drilling and work-over rigs, pipe, compressors, and other equipment as demand for rigs and equipment has grown, along with the number of wells being drilled and/or completed. The costs and delivery times of equipment and supplies are substantially greater in periods of peak demand, including increased demand for plays outside of our area of geographic focus. Weather may also play a role with respect to the relative availability of certain materials.

In addition, accelerated levels of inflation, including through the introduction of new tariffs, may lead to price increases beyond CNX’s control that could lead to CNX incurring increased costs for contractors and/or materials. For example, fuel pricing and labor shortages could lead to increased ground transportation costs. Accordingly, CNX cannot be assured that we will be able to obtain necessary services, drilling and completions equipment, and supplies in a timely manner or on satisfactory terms, and CNX may experience shortages of or quality assurance issues with, or increases in the costs of, drilling and completions equipment, crews, and associated supplies, equipment, and field services used in the support of our operations.

Our future success depends to a large extent on the services of our and our service providers’ key employees. The loss of one or more of these individuals could materially adversely affect our business. Furthermore, competition for experienced technical and other professional personnel, as well as diverse candidates which bring with them valuable perspectives and experiences, remains strong. If CNX and our service providers cannot retain our current personnel or attract additional experienced personnel, our ability to compete could be adversely affected. Also, the loss of experienced personnel could lead to a loss of technical expertise. Continued service and equipment provider consolidation poses a potential risk to CNX of increasing the likelihood of key personnel turnover within our service providers. Service provider consolidation also poses the risk of individuals or equipment being relocated to another basin, or a reduction in services provided, based on the service provider’s business plan.

Shortages may lead to escalating prices, poor service, inefficient operations, and increase the possibility of accidents due to the hiring of less experienced personnel and overuse of equipment by contractors. A decrease in the availability of these services, equipment, or personnel could lead to a decrease in our natural gas production levels, increase our costs of natural gas production, and decrease our anticipated profitability. Such shortages could delay or cause us to incur significant expenditures that are not provided for in our capital budget, which events could materially adversely affect our business, financial condition, results of operations, or cash flows.

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

Global and national politics, including geopolitical hostilities, or natural disasters can also create additional risk to CNX. This could lead to shortages in raw materials or finished goods, which ultimately impact CNX’s pricing and availability. In addition, global transportation can be impacted which can affect CNX’s ability to receive material in a timely manner, while also increasing cost.

If CNX cannot find adequate sources of water for our use or if CNX is unable to dispose of or recycle water produced from our operations at a reasonable cost and within applicable environmental rules, our ability to produce natural gas economically and in sufficient quantities could be impaired.

As part of our drilling and production in Shale formations, CNX uses hydraulic fracturing processes that require access to adequate sources of water, which may not be available in proximity to our operations or at certain times of the year. To ensure adequate water for our operations, CNX may be required to invest substantial amounts of capital in water pipelines which are used for relatively short periods of time. Increased regulation of these water pipelines could cause us to invest additional capital, alter our disposal or transportation method, or negatively affect our operations. Alternatively, CNX may be required to transport water by truck, and CNX may not be able to contract for sufficient water hauling trucks or drivers to meet our needs.

Further, our operations generate significant volumes of wastewater that must be treated, reused, or disposed. This produced water or wastewater can be generated from various aspects of our operations, including from drilling fluids, completions activities, and normal production over the life of the well, and are associated with all types of natural gas wells. A significant portion of this water can be recycled for use in other hydraulic fracturing operations. To the extent we must dispose of water rather than recycle it, our costs may increase, which will detrimentally affect our cash flows. We attempt to minimize the expense associated with the transportation of wastewater by optimizing the transportation between the sources of wastewater and locations where the wastewater can be reused or disposed. Various interruptions in our planned transportation of this wastewater, including operational issues and regulatory matters, could increase our operating costs, which would detrimentally affect our cash flows. The risk of pollution also exists while handling, transferring, storing, recycling, and disposing of wastewater and other wastes, as well as in development or production of a well.

Our inability to obtain sufficient amounts of water with respect to our Shale operations or to dispose of or recycle water and other wastes produced from our Shale and our CBM operations in an economically efficient manner, could increase our costs and delay our operations, which will adversely impact our cash flow and results of operations.

Failure to successfully replace our current natural gas reserves through economic development of our existing or acquired undeveloped assets or through acquisition of additional producing assets, would lead to a decline in our natural gas, NGL, and oil production levels and reserves.

Producing natural gas and oil reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The rate of decline can change if production from our existing wells is different than what has been estimated, operating conditions change, or other circumstances arise that affect our ability to produce the wells. The ability to offset the declining production or natural gas reserves is dependent upon our success in efficiently developing and selling our current reserves and economically finding or acquiring additional economically recoverable reserves. CNX may not be able to develop, find, or acquire additional economically recoverable reserves to replace our current and future production at acceptable costs, which would negatively impact our future cash flows and income.

In addition, the level of natural gas, NGL, and condensate volumes handled through our midstream systems depends on the level of production from natural gas wells feeding into such midstream systems, which may be less than expected and which will naturally decline over time. In order to maintain or increase throughput levels on our midstream systems, CNX must supply natural gas, NGLs, and condensate from new wells on acreage in close proximity to our midstream systems. This can take the form of wells we develop on our own, wells developed by others on acreage that is dedicated to our midstream systems, or through contracts with third-party customers to flow volumes on our midstream systems. CNX has no control over third party producers’ levels of development and completion activity in areas adjacent to our midstream systems, or the amount of reserves associated with or rate of production decline from those third-party wells – and only limited control over those factors on our own wells.

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

Additionally, most of the land on which our midstream systems have been constructed is not owned in fee by us; rather, the properties are held by surface use agreements, rights-of-way, or other easement rights. CNX is, therefore, subject to the possibility of more onerous terms or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. CNX may obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew the right-of-way or for other reasons, could materially adversely affect our business, financial condition, results of operations, and cash flows.

Legal, Environmental and Regulatory Risks

Climate change risk, legislation, litigation, and regulation of greenhouse gas emissions at the federal or state level may increase our operating costs and reduce the value of our natural gas assets. Any such regulation that may be implemented, as well as uncertainty concerning such regulation and public policy pressures, could adversely impact the market for natural gas, as well as for our securities.

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

In 2013, the EPA began regulating GHGs under the Clean Air Act to limit emissions of CO2 from natural gas-fired power plants. In 2022, the Inflation Reduction Act (IRA) was signed, promoting renewable energy and imposing a fee on the emission of methane above specified limits from sources required to report their emissions to the EPA beginning in calendar year 2024. While the second Trump administration has taken steps in 2025 to reduce regulation of GHGs, including issuing a proposed rule to rescind the 2009 Endangerment Finding that is the basis for regulation of GHGs under the Clean Air Act, issuing a proposed rule to repeal GHG emissions standards for fossil fuel-fired electric generating units, and repealing, under the Congressional Review Act, the rule implementing the methane fee provisions of the IRA, the underlying methane fee provisions in the IRA have not been amended, and other proposals to repeal GHG-related regulations are not final. As these rules and any replacements or updates thereto are adopted, changed, rescinded, or modified, any methane charges or incentives for renewable energy infrastructure development could increase operational costs and further accelerate the transition of the economy away from the use of natural gas towards lower carbon emissions alternatives and could decrease demand for natural gas and consequently adversely affect our business and results of operations.

The EPA has adopted regulations under existing provisions of the federal Clean Air Act that establish Prevention of Significant Deterioration, or PSD, construction and Title V operating permits for large stationary sources. Facilities requiring PSD permits may also be required to meet “best available control technology” (BACT) standards, which could alter or delay our ability (or our customers’ ability) to obtain new and/or modified air source permits.

The EPA has also adopted, changed, and amended rules to control volatile organic compound emissions from certain oil and natural gas equipment and operations as part of a prior initiative to reduce methane emissions. In response to subsequent judicial involvement, the EPA issued a proposed rule in July 2017 that would stay the methane rule for two years (which rule was vacated by the United States Court of Appeals for the D.C. Circuit). Thereafter in September 2018, the EPA proposed revisions to the 2016 New Source Performance Standards for the oil and natural gas industry. Additional revisions were proposed in August 2019, August 2020, and November 2021. On December 2, 2023, the EPA finalized New Source Performance Standards to reduce methane and smog-forming volatile organic compounds from new, modified, and reconstructed sources. This final action also includes Emissions Guidelines, which set procedures for states to follow as they develop plans to limit methane from existing sources. These rules may result in increased costs for permitting, equipping, and monitoring methane emissions or otherwise restrict operations or increase the costs thereof.

The EPA’s March 2024 methane‑emissions standards for existing oil and natural gas facilities (Subpart OOOOc) obligate states, including Pennsylvania, to adopt regulations conforming to the federal performance guidelines covering preexisting wells, including conventional wells. While these federal standards remain subject to change, and the Pennsylvania Department of Environmental Protection (PADEP) is still in the early stages of developing its state implementation plan, the model regulations potentially impose burdens that may render certain conventional wells uneconomic to continue to produce potentially affecting mineral rights held by production of those wells. Additionally, some states have issued mandates to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and potential cap-and-trade programs. Most of these types of programs require major sources of emissions or major producers of fuels to acquire and subsequently surrender emission allowances, with the number of allowances available being reduced each year until a target goal is achieved. The cost of these allowances could increase over time. While new laws and regulations that are aimed at reducing GHG emissions will increase demand for natural gas, they may also result in increased costs for permitting, equipping, monitoring, and reporting GHGs associated with natural gas production and use.

In addition, spurred by concerns regarding climate change, the oil and natural gas industry continues to face demand for corporate transparency and a demonstrated commitment to sustainability goals. Environmental, social and governance goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and stakeholders across the industry.

Finally, there are currently several dozen lawsuits filed on behalf of various states and municipalities seeking to hold producers of oil, natural gas, and coal liable for the consequences of certain weather-related events, like rising sea levels and severe flooding, storms, and heatwaves, and seeking money damages for remedial measures aimed at eliminating or ameliorating damages caused by these weather-related events. For further discussion of pending legal proceedings, see Note 20 – Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K.

Environmental regulations can increase costs and introduce uncertainty that could adversely impact the market for natural gas with potential short and long-term liabilities.

CNX is subject to various stringent federal, state, and local laws and regulations relating to the discharge of materials into, and protection of, the environment. These laws and regulations may impose numerous obligations that are applicable to us and our customers’ operations. Failure to comply with these laws, regulations, and related permit requirements may result in joint and several or strict liability or the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, and/or the issuance of injunctions limiting or preventing some or all of our operations. Private parties, including the owners of the properties through which CNX’s gathering systems pass, and some local municipalities may also have the right to pursue legal actions to enforce compliance, challenge governmental actions, as well as seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. CNX may not be able to recover all or any of these costs from insurance. There is no assurance that changes in or additions to regulations and public policies regarding enforcement and the protection of the environment will not have a significant impact on our operations and profitability.

Our operations also pose risks of environmental liability due to leakage, migration, releases, or spills from our operations to surface or subsurface soils, surface water, or groundwater. Certain environmental laws impose strict as well as joint and several liability for costs required to investigate, remediate, and restore sites where regulated substances have been disposed, stored, or released, as well as fines and penalties for such releases. CNX may be required to remediate contaminated properties currently or formerly operated by us regardless of the cause of contamination or whether such contamination resulted from the conduct of others. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health, and safety impacts of our operations. Additionally, the Federal Endangered Species Act (ESA) and similar state laws protect species endangered or threatened with extinction and may cause us to modify a natural gas well pad siting or pipeline right of ways or routes, or to develop and implement species-specific protection and enhancement plans and schedules to avoid or minimize impacts to endangered species or their habitats during construction or operations.

CNX utilizes pipelines extensively for its operations. Stream encroachment and crossing permits from the states in which we operate and/or the Army Corps of Engineers (ACOE) are often required for the location of or certain impacts these pipelines cause to streams and wetlands. The EPA and ACOE have periodically revised the definition of “waters of the United States” under the Clean Water Act, most recently through a 2023 rule which led to a subsequent modification through a United States Supreme Court decision. In 2025, the agencies proposed a narrower definition. While the outcome remains uncertain, future rulemaking and enforcement could increase mitigation costs and restrict operations.

The foregoing and other regulations applicable to the natural gas industry are under constant review for modification, amendment, or expansion at both the federal and state levels. Any future changes may increase the costs of producing natural gas and other hydrocarbons, which would adversely impact our cash flows and results of operations. For example, hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight unconventional Shale formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state environmental or oil and natural gas agencies. The disposal of flowback and produced water and other wastes in underground injection disposal wells is regulated by the EPA under the federal Safe Drinking Water Act and by various states in which we conduct operations under counterpart state laws and regulations. The imposition of new environmental initiatives and regulations, including with respect to waste disposal facilities, could include restrictions on our ability to conduct hydraulic fracturing operations or to dispose of waste resulting from such operations.

Public interest in the protection of the environment has increased dramatically in recent years. While the federal government has issued proposed rules in 2025 to ease certain requirements, these rules are not final, and the trend of more expansive and stringent environmental legislation and regulations applied to the oil and natural gas industry could continue, potentially resulting in increased costs of doing business and consequently affecting profitability. Please read “Laws and Regulations” under Item 1 of Part I of this Form 10-K.

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

Additionally, some states have adopted more stringent regulation and oversight of natural gas gathering lines than is currently required by federal standards. Pennsylvania, under Act 127 of 2011, authorized Public Utility Commission (PUC) to oversee Class I gathering lines, and required standards and fees for Class II and Class III pipelines. In 2012, the State of Ohio also moved to regulate natural gas gathering lines in a similar manner pursuant to Ohio Senate Bill 315 (SB315). SB315 expanded the Ohio PUC’s authority over rural natural gas gathering lines. These changes in interpretation and regulation affect our midstream activities, requiring changes in reporting, as well as increased costs. Various judicial decisions that may directly or indirectly impact natural gas drilling could also serve to increase our cost of doing business or restrict our operations.

Pennsylvania courts have been considering cases involving concepts of landowner rights, trespass claims, and the historic common law concept of “rule of capture” as well as the role that Pennsylvania’s Environmental Rights Amendment (Pa. Const. art. I, § 27) may play in natural gas drilling activities. These cases, and similar cases testing these and other legal principles could result in judicial outcomes that could negatively impact future Shale drilling and hydraulic fracturing within the Commonwealth of Pennsylvania if the court finds that hydraulic fracturing could violate the constitutional or property rights of Pennsylvania citizens and residents.

In November 2024, Cecil Township, Pennsylvania approved a revision to the community’s oil and gas ordinance that increases the distance new well pads within the municipality must be from homes, businesses, schools, and hospitals. According to the revised ordinance, any new well pads must now be 2,500 feet from homes and businesses and 5,000 feet from hospitals and schools, an increase from the previous 500-foot setback for most structures, which mirrored the current statewide standard per Act 13. CNX does not have current or future operations planned in Cecil Township. Although this ordinance is being challenged, local and statewide efforts to increase setback requirements could gain momentum as a result. Additionally, the Pennsylvania Environmental Quality Board (EQB) is considering a rulemaking petition submitted by certain environmental and public health organizations, to increase statewide setback distances for natural gas wells. This local movement may spread throughout Pennsylvania based on the Cecil Township ordinance. Local ordinances that exceed current state law setbacks are a risk to our ability to operate in certain localities.

For additional detail regarding the risks to our business resulting from governmental regulation, see Risk Factor titled, “Climate change risk, legislation, litigation, and regulation of greenhouse gas emissions at the federal or state level may increase our operating costs and reduce the value of our natural gas assets. Any such regulation that may be implemented, as well as uncertainty concerning such regulation and public policy pressures, could adversely impact the market for natural gas, as well as for our securities” (See Note 20 – Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of pending legal proceedings).

CNX may incur significant costs and liabilities as a result of pipeline operations and/or increases in the regulation of natural gas pipelines and midstream facilities.

The Pipeline and Hazardous Materials Safety Administration (PHMSA) has adopted safety, transportation, and operational regulations applicable to pipeline operators. Should our operations fail to comply with PHMSA or comparable state regulations, CNX could be subject to substantial penalties and fines. In October 2019, PHMSA issued a final rule, effective July 2020, regarding hazardous pipeline safety regulations that significantly extends the integrity management requirements to previously exempt pipelines and imposes additional obligations on hazardous liquid pipeline operators that are already subject to the integrity management requirements. A further amendment of the rule addressing, among other things, integrity management provisions, pipeline corrosion control requirements, and addressing repair criteria for high consequence and non-high consequence areas became effective May 5, 2023. While portions of the rule were struck down by the United States Court of Appeals for the D.C. Circuit, the majority of the rule remains unchanged. In 2025, PHMSA requested comments on whether to repeal or amend any of the safety, transportation, and operational rules, but it has not yet proposed any modifications.

In October 2019, PHMSA published a final rule that significantly modifies existing regulations related to reporting, impact, design, construction, maintenance, operations, and integrity management of gas transmission and gathering pipelines. Compliance with the rule could materially adversely affect our operations. In May 2020, PHMSA proposed additional amendments to the Federal Pipeline Safety Regulations. In November 2021, PHMSA published a final rule in the Federal Register with an effective date of May 15, 2022, expanding certain federal pipeline safety requirements to all onshore gas gathering pipelines. The adoption of these regulations, which may apply different and/or more comprehensive or stringent safety standards than CNX has been subject to, could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant. In 2025, PHMSA requested comments on whether to repeal or amend any of these rules, but it has not yet proposed any modifications. While CNX cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our cash flow.

Changes in federal or state tax laws focused on natural gas exploration and development could cause our financial position and profitability to deteriorate.

CNX is subject to extensive tax laws and regulations, including federal and state income taxes and transactional taxes such as excise, sales/use, severance, payroll, franchise, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future. Any passage of future legislation or any other changes in U.S. federal or state income tax laws that would eliminate or postpone certain tax deductions that are currently available with respect to natural gas exploration and development could negatively affect our financial condition and results of operations.

Additionally, legislation has been proposed from time to time in the states in which we operate - primarily Pennsylvania, Ohio, Virginia and West Virginia - that would impose additional taxes or increase taxes on the production from our wells. The proposed tax rates have varied but would represent a greater financial burden on the economics of the wells we drill in these states. Such changes in the rates of existing production taxes could adversely impact our earnings, capital allocation, cash flows, and financial position.

Our future tax liability may be greater than expected if our net operating loss (“NOL”) carryforwards are limited, CNX does not generate expected deductions, or tax authorities challenge certain of our tax positions.

As of December 31, 2025, CNX has U.S. federal and state NOL carryforwards of $0.7 billion and $1.2 billion, respectively, some of which expire at various dates from 2026 to 2045 while others have no expiration date. CNX expects to be able to utilize these NOL carryforwards and generate deductions to offset our future taxable income. This expectation is based upon assumptions we have made regarding, among other things, our income, capital expenditures, and net working capital and the current expectation that our NOL carryforwards will not become subject to future limitations under Section 382 of the Internal Revenue Code of 1986 or otherwise. Additionally, any significant variance in our interpretation of current income tax laws, including as result of the release of any Treasury Regulations or other interpretive guidance or a challenge of one or more of our tax positions by the IRS or other tax authorities could affect our tax position. While CNX expects to be able to utilize our NOL carryforwards and generate deductions to offset our future taxable income, in the event that deductions are not generated as expected, one or more of our tax positions are successfully challenged by the IRS (in a tax audit or otherwise), or our NOL carryforwards are subject to future limitations, our future tax liability may be greater than expected.

Expectations of future revenue from sales of environmental attributes and the availability of various clean energy and environmental attribute credits, incentives, or grants are subject to price fluctuations, eligibility criteria, and compliance with specific voluntary or compliance program requirements, legislative changes, or regulatory actions that are outside of CNX control, and new markets for environmental attributes are volatile and otherwise may not develop as quickly or efficiently as we anticipate or at all.

We expect environmental attributes (including but not limited to carbon credits, air quality credits, renewable or alternative energy credits, alternate energy credits, methane capture credits, methane performance certificates, emission reductions, differentiated energy attribute tokens, grants, energy attribute certificates, carbon intensity claims, renewable thermal certificates, offsets and/or allowances) to continue to grow as a source of future revenue, and to be able to pursue various state and federal incentives and tax credits (including production tax credits and investment tax credits). These markets are volatile and have significant risk associated with policy changes, political uncertainty and market conditions. Our ability to market and sell certain of our environmental attributes and derived credits is currently dependent on third parties who we have engaged to generate, verify, and market on our behalf. Furthermore, there can be no assurance that our environmental attributes will generate significant revenue, as pricing is volatile and program qualification or eligibility requirements can change. Additionally, the generation and qualification of environmental attributes and derived credits are subject to general operational risks and hazards associated with the development of natural gas which are further described in other parts of this risk summary. The value of environmental attributes or derived credits may fluctuate and the associated revenue or benefit can vary depending on a number of factors, including the market for these credits, legislative changes, eligibility and transferability requirements, changes to voluntary or compliance programs under which environmental attributes or derived credits are generated and sold, and our ability to strictly comply with the programs under which the attributes can be sold. In addition to potential counterparty risk, CNX also does not have control over the availability of environmental attributes, competition for those attributes, markets for those attributes, or pricing and other terms related to such attributes. The value of environmental attributes or derived credits may also be adversely affected by eligibility determinations, policies, conditional restrictions, mischaracterizations, uncertainty, IRS disallowance, or penalties associated with certain legislative, agency, registry, verifier, certification system, or judicial determinations, updates, or rulemakings. These and other factors could impact our future results of operations and cash flows.

CNX and its subsidiaries are subject to various legal proceedings and investigations, which may have an adverse effect on our business.

CNX is party to a number of legal proceedings and, from time to time, investigations, in the normal course of business activities. Responding to investigations or defending these actions, especially purported class actions, can be costly and can distract management. For example, CNX is a party to four climate change lawsuits being pursued by communities against fossil fuel producers relating to climate change. There is also the possibility that CNX may become involved in future investigations or suits regarding its business activities. There is the potential that the costs of defending litigation in an individual matter or the aggregation of many matters could have an adverse effect on our cash flows, results of operations, or financial position. See Note 20 – Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of pending legal proceedings.

Financing, Investment and Indebtedness Risks

Our current long-term debt obligations, and the terms of the agreements that govern that debt and the risks associated therewith, could adversely affect our business, financial condition, liquidity, and results of operations.

As of December 31, 2025, CNX’s total long-term indebtedness was approximately $2.4 billion, including senior notes, convertible notes, and borrowings under revolving credit facilities, excluding unamortized debt issuance costs. The degree to which CNX is leveraged could have important consequences, including, but not limited to:

•increasing our vulnerability to general adverse economic and industry conditions;
•requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our outstanding debt, which will limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, development of our natural gas reserves, or other general corporate requirements;
•limiting our flexibility in planning for, or reacting to, changes in our business and in the natural gas industry;
•placing us at a competitive disadvantage compared to our competitors with lower leverage and better access to capital resources; and
•limiting our ability to implement our business strategy.

The agreement governing the CNX Credit Facility and the indentures governing certain of our senior notes limit the incurrence of additional indebtedness unless specified tests or exceptions are met, subject our operations to compliance with certain financial covenants on a quarterly basis, and impose a number of restrictions upon us, such as restrictions on granting liens on our assets, making investments, paying dividends, stock repurchases, selling assets, and engaging in acquisitions. Failure to comply with these covenants could result in an event of default that, if not cured or waived, could materially adversely affect us. Further, CNX Midstream Partners LP’s (CNXM) existing $600 million revolving credit facility and $400 million of 4.75% Senior Notes, neither of which are guaranteed by CNX, subjects CNXM to similar financial and/or other restrictive covenants and other restrictions.

If our cash flows and capital resources are insufficient to fund our debt service obligations, including repayment of such obligations at maturity, CNX may be: forced to sell assets, seek additional capital, or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our respective scheduled debt service obligations. In the absence of such operating results and resources, CNX could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations; however, our existing debt documents restrict our ability to sell assets and the use of the proceeds from the sales, such that we may not be able to consummate those sales or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Our borrowing base under our senior secured revolving credit facility could decrease for a variety of reasons including lower natural gas prices, declines in natural gas reserves, asset sales and lending requirements or regulations. Significant reductions in our borrowing base below $2.4 billion could materially adversely affect our results of operations, financial condition, and liquidity.

Our ability to borrow and have letters of credit issued under our $1.4 billion senior secured revolving credit facility is generally limited to a borrowing base. Our borrowing base is determined by the required number of lenders in good faith calculating a loan value of the Company’s proved natural gas reserves. The borrowing base under our senior secured revolving credit facility is currently $2.4 billion. Our borrowing base is redetermined by the lenders twice per year, and the next scheduled borrowing base redetermination is expected to occur in the spring of 2026. The various matters which we describe in other risk factors that can decrease our proved natural gas reserves including lower natural gas prices, operating difficulties, and failure to replace our proved reserves could also decrease our borrowing base. Our borrowing base could also decrease as a result of new lending requirements or regulations or the issuance of new indebtedness. If our borrowing base declined significantly below $2.4 billion, CNX may be unable to implement our development plans, make acquisitions, or otherwise execute our business plan which could materially adversely affect our financial condition and results of operations. CNX also could be required to repay any outstanding indebtedness in excess of the redetermined borrowing base. CNX could face substantial liquidity problems, might not be able to access the equity or debt capital markets, and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. CNX may not be able to consummate those sales or to obtain the proceeds that CNX could realize from them, and those proceeds may not be adequate to meet any debt service obligations then due.

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

Our future growth prospects are dependent upon our ability to identify optimal strategies for investing our capital resources to produce superior rates of return. In developing our business plan, we consider allocating capital and other resources to various aspects of our businesses including well development, reserve acquisitions, exploratory activity, corporate items (including share and debt repurchases), and other alternatives, including investments into new proprietary technologies and strategies surrounding the generation and monetization of environmental attributes from our operations, including but not limited to credits derived from environmental attributes. We also consider our likely sources of capital, including cash generated from operations and borrowings under our credit facilities. Notwithstanding the determinations made in the development of our core business plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions and opportunities to monetize technological improvements to our operations.

If CNX fails to identify optimal business strategies, optimize our capital investment and capital raising opportunities, use our other resources in furtherance of our business strategies, make appropriate capital investment decisions, or anticipate regulatory, policy, and market changes associated with any of our strategic determinations, our financial condition and future growth may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our business plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

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

The Company’s stock repurchase program was initially announced on September 5, 2017, pursuant to authorization from the Company’s Board of Directors. As of December 31, 2025, total authorization under the program was $2.9 billion, of which approximately $0.4 billion remained available. On January 29, 2026, the Company announced that its Board of Directors approved an additional $2.0 billion increase to the Company's existing authorization. Following the announcement, the amount available for repurchases was approximately $2.4 billion. The repurchase program does not require us to acquire any specific number of shares. Our Board of Directors determination to repurchase shares of our common stock will depend upon market conditions, applicable legal requirements, contractual obligations and other factors that the board of directors deems relevant. Based on an evaluation of these factors, our Board of Directors may determine not to repurchase shares or to repurchase shares at reduced levels from those anticipated by our shareholders See Note 5 – Stock Repurchase in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

CNX may operate a portion of our business with one or more joint venture partners or in circumstances where CNX is not the operator, which may restrict our operational and corporate flexibility.

As is common in the natural gas industry, CNX may operate one or more of our properties with a joint venture partner, or contract with a third-party to control operations. These relationships could require us to share operational and other control, such that CNX may no longer have the flexibility to control completely the development and operation of these properties. If CNX does not timely meet our financial commitments in such circumstances, our rights to participate may be adversely affected. If a joint venture partner is unable or fails to pay its portion of development costs or if a third-party operator does not operate in accordance with our expectations, our costs of operations could be increased. CNX could also incur liability as a result of actions taken or not taken by a joint venture partner or third-party operator. Disputes between us and the other party may result in litigation or arbitration that would increase our expenses, delay or terminate projects, and distract our officers and directors from focusing their time and effort on our business.

In connection with the separation of our coal business, Core has agreed to indemnify us for certain liabilities, and we have agreed to indemnify Core for certain liabilities. If we are required to pay under these indemnities to Core, our financial results could be negatively impacted. The Core indemnity may not be sufficient to hold us harmless from the full amount of liabilities for which Core has been allocated responsibility, and Core may not be able to satisfy its indemnification obligations in the future.

Pursuant to the Separation and Distribution Agreement and certain other agreements with Core, CNX and Core have agreed to indemnify the other for certain liabilities in each case for uncapped amounts. We remain liable as a guarantor on certain liabilities that were assumed by Core in connection with the separation. Although Core agreed to indemnify us to the extent that we are called upon to pay any of these liabilities, there is no assurance that Core will satisfy its obligations to indemnify us in these situations.

Indemnities that CNX may be required to provide Core are not subject to any cap, may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that Core has agreed to retain, including in respect of certain statutory obligations related to, among others, health and environmental matters. For example, see disclosure in Note 20 – Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding a lawsuit filed by the UMWA 1992 Benefit Plan against CNX and Core in May 2020.

Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnity from Core may not be sufficient to protect us against the full amount of such liabilities, and Core may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Core any amounts for which we are held liable, CNX may be temporarily required to bear such losses. Each of these risks could negatively affect our business, results of operations, and financial condition.

Other General Risks

Cybersecurity incidents targeting our data, systems, oil and natural gas industry systems and infrastructure, or the systems of our third-party service providers or business partners could materially adversely affect our business, financial condition, or results of operations.

Cybersecurity incidents, including cybersecurity attacks, data misuse, and ransomware attacks, continue to proliferate and some may become more sophisticated, and could significantly affect us, third-party operators, or business partners on whom we depend, or the operations of our customers and business partners, as well as impact general economic conditions, consumer confidence and spending, and market liquidity. Strategic targets, including energy-related assets, may be at greater risk of future incidents than other targets in the United States. Cybersecurity incidents can also include employee or personnel failures, fraud, phishing, or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Cybersecurity threat actors also may attempt to exploit vulnerabilities in software, including software commonly used by companies in cloud-based services and bundled software. A cybersecurity incident could result in information theft, data corruption, operational disruption, including environmental and safety issues resulting from a loss of control of field equipment and assets, and/or financial loss. Consequently, it is possible that any of these occurrences, or a combination of them, could materially adversely affect our business or financial condition and impact our production.

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

Our technologies, systems, networks, data centers, and those of our business partners and suppliers may become the target of cybersecurity incidents or information systems security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. In addition, certain cybersecurity incidents, such as surveillance, may remain undetected for an extended period.

Deliberate attacks on our assets, or security breaches in our systems or infrastructure, the systems or infrastructure of third parties or off-premise service providers could lead to corruption or loss of our data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, costs related to remediation or the payment of ransom, and litigation, including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation costs, damage to our reputation, other operational disruptions, and third-party liability, including the following:

•a cybersecurity incident impacting one of our vendors or service providers could result in supply chain disruptions, loss or corruption of our information, or other negative consequences, any of which could delay or halt development of additional infrastructure, effectively delaying the start of cash flows from the project;
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

Our implementation of various internal and external controls and processes, including internal risk assessment and internal policy implementation, incorporating a risk-based cybersecurity framework to monitor and mitigate security threats, and other strategies to increase security for our information, facilities, and infrastructure is costly and labor intensive. Moreover, there can be no assurance that such measures will be sufficient to prevent security breaches or other cybersecurity incidents from occurring. As cybersecurity threats continue to evolve, CNX may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Cyber-attacks and cybersecurity incidents may continue to evolve in frequency and complexity. While no industry is immune, industrial networks have come under increased targeted attacks recently. This has led to increased scrutiny by cyber insurance carriers. As a result, securing a policy with sufficient protection to address costs, liabilities, and damages has become more challenging. Our ability to obtain insurance on commercially reasonable terms or at all to mitigate the financial impact of cybersecurity incidents may be challenged by the future prevalence and nature of incidents experienced by companies and insurance markets willingness to underwrite this risk.

Terrorist activities could materially adversely affect our business and results of operations.

Terrorist attacks, including eco-terrorism, the threat of terrorist attacks, whether domestic or foreign, as well as military or other actions taken in response to these acts, could affect the energy industry, the environment, and industry related economic conditions, including our operations, the operations of our customers, as well as general economic conditions, consumer confidence, spending, and market liquidity. Strategic targets, including energy-related assets, may be at greater risk of future attacks than other targets in the United States. The occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy in unpredictable ways, including the disruption of energy supplies and markets, increased volatility in commodity prices, or the possibility that the infrastructure on which we rely could be a direct target or an indirect casualty of an act of terrorism, and, in turn, could materially adversely affect our business and results of operations. Our insurance may not protect us against such occurrences.

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

CNX’s cybersecurity team includes executive officers and dedicated cybersecurity personnel. The team is led by our Vice President Chief Information and Technology Officer, who has approximately 30 years of technical leadership and cybersecurity expertise, and multiple cybersecurity engineers. The team is staffed by professionals with deep cybersecurity expertise across multiple industries, the team takes a cross-functional approach to addressing risks and engages in discussions with the Board of Directors and executive management as needed.

We have developed a written incident response plan (IRP) that delineates the procedures to be followed for handling a variety of cybersecurity incidents; categorizes potential cybersecurity incidents and the required timeframe for reporting each; establishes cybersecurity incident response levels; provides for the conducting of legally privileged investigations designed to enable us to meet applicable legal obligations, including possible notification requirements; and outlines the roles and responsibilities for various personnel in the event of a cybersecurity incident.

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

Third parties also play a role in the Company’s cybersecurity processes and its associated risk management framework. CNX leverages substantial technological tools and partners to augment and enable the efforts of its internal cybersecurity team. Separately, management and oversight of the risks from cybersecurity threats associated with our engagement of third-party service providers are currently included in our internal auditing procedures and we have plans to further mature these procedures in the current fiscal year.
Governance

The Board, in coordination with the ESCR Committee, is responsible for the oversight of risks from cybersecurity threats. The responsibilities of the ESCR Committee include overseeing policies and management systems for cybersecurity matters and reviewing CNX’s strategy, objectives, and policies relative to cybersecurity. In addition, the Board and the ESCR Committee receive regular presentations and reports on cybersecurity risks that address a wide range of topics, including recent developments, personnel changes, discussion of testing and vulnerability assessment efforts, technological trends or tools, third party updates, and regulatory standards. The CNX IRP calls for prompt and timely direct notifications and updates to the Board (or its committees) as necessary in connection with potentially significant cybersecurity incidents that may occur. On a periodic basis, the Board and the ESCR Committee discuss our approach to cybersecurity with our Vice President - Chief Information and Technology Officer.

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

As of December 31, 2025, there were 70 holders of record of our common stock.

The following performance graph compares the yearly percentage change in the cumulative total shareholder return on the common stock of CNX to the cumulative shareholder return for the same period of a peer group and the Standard & Poor's 500 Stock Index. The current peer group is comprised of CNX, Antero Resources Corporation, Expand Energy Corporation, EQT Corporation, Gulfport Energy Corporation and Range Resources Corporation. The graph assumes that the value of the investment in CNX common stock and each index was $100 at December 31, 2020. The graph also assumes that all dividends were reinvested and that the investments were held through December 31, 2025.

	2020	2021	2022	2023	2024	2025
CNX Resources Corporation	100.0	127.3	155.9	185.3	339.8	340.8
Peer Group	100.0	232.3	356.6	361.9	481.7	531.8
S&P 500 Stock Index	100.0	126.9	102.3	127.0	156.6	182.3

Cumulative Total Shareholder Return Among CNX Resources Corporation, Peer Group and S&P 500 Stock Index

Stock Performance Graph
600.0
500.0
400.0
300.0
200.0
100.0
0.0
2020
2021
2022
2023
2024
2025
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

Purchases of Equity Securities by the Issuer

The following table sets forth repurchases of our common stock during the three months ended December 31, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (000's omitted)
October 1, 2025- October 31, 2025	1,905,204	$32.52	1,905,131	$467,370
November 1, 2025- November 30, 2025	635,673	$36.18	634,833	$444,403
December 1, 2025- December 31, 2025	436,717	$37.84	433,108	$428,014
Total	2,977,594		2,973,072

(1) Includes shares of common stock withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(2) The Company’s stock repurchase program was initially announced on September 5, 2017, pursuant to authorization from the Company’s Board of Directors. As of December 31, 2025, total authorization under the program was $2.9 billion, of which approximately $0.4 billion remained available. On January 29, 2026, the Company announced that its Board of Directors approved an additional $2.0 billion increase to the existing authorization. Following the announcement, the amount available for repurchases was approximately $2.4 billion. See Note 5 – Stock Repurchase in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
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

2025 Highlights:

•Proved developed reserves of 7.0 Tcfe as of December 31, 2025
•Total sales volumes of 629.0 Bcfe
•Shale sales volumes of 590.8 Bcfe
•Repurchased 16.9 million shares of CNX common stock for $528 million on the open market at an average price of $31.00 (see Note 5 – Stock Repurchase in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information).
•On January 27, 2025, CNX completed the acquisition of Apex Energy II, LLC, (“the Apex Transaction”) for cash consideration of approximately $518 million (see Note 4 – Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information).

2026 Outlook:
•Our 2026 annual sales volumes are expected to be approximately 605 - 620 Bcfe.
•Our 2026 capital expenditures are expected to be approximately $556 - $586 million.
•CNX’s 2026 capital expenditures includes the first of three annual payments of $16 million associated with an agreement that grants CNX the right to acquire Utica Shale oil and gas rights that sit beneath the legacy Apex Energy footprint.

Results of Operations:
The following discussion and analysis of our Results of Operations and Liquidity and Capital Resources includes a comparison of the year ended December 31, 2025 to the year ended December 31, 2024. A similar discussion and analysis that compares year ended December 31, 2024 to the fiscal year ended December 31, 2023 is omitted from this Annual Report on Form 10-K and may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated herein by reference.
Net Income (Loss)
CNX reported net income of $633 million, or earnings per diluted share of $3.98, for the year ended December 31, 2025, compared to a net loss of $90 million, or a loss per diluted share of $0.60, for the year ended December 31, 2024.

Included in earnings for the year ended December 31, 2025 was an unrealized gain on commodity derivative instruments of $278 million and a net gain on asset sales and abandonments of $97 million. Included in the net loss for the year ended December 31, 2024 was an unrealized loss on commodity derivative instruments of $453 million and a net gain on asset sales and abandonments of $25 million. See Note 4 – Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information related to the gain on asset sales and abandonments.

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

Non-GAAP Financial Measures Reconciliation

	For the Years Ended December 31,
(Dollars in millions)	2025	2024
Total Revenue and Other Operating Income	$2,239	$1,267
(Deduct) Add:
Purchased Gas Revenue	(45)	(59)
(Gain) Loss on Commodity Derivative Instruments - Unrealized	(278)	453
Other Revenue and Operating Income	(183)	(194)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$1,733	$1,467

Total Operating Expense	$1,348	$1,260
Deduct:
Depreciation, Depletion and Amortization (DD&A) - Corporate	(20)	(16)
Exploration and Production Related Other Costs	(11)	(8)
Purchased Gas Costs	(43)	(57)
Selling, General and Administrative Costs	(140)	(146)
Other Operating Expense	(69)	(83)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$1,065	$950
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

	For the Years Ended December 31,
	2025		2024		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		629.0		550.8		78.2

Natural Gas, NGL and Oil Revenue	$1,914	$3.06	$1,186	$2.09	$728	$0.97
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement	(181)	(0.31)	281	0.57	(462)	(0.88)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	1,733	2.75	1,467	2.66	266	0.09
Lease Operating Expense	97	0.15	70	0.13	27	0.02
Production, Ad Valorem, and Other Fees	31	0.05	28	0.05	3	—
Transportation, Gathering and Compression	383	0.61	382	0.69	1	(0.08)
Depreciation, Depletion and Amortization (DD&A)	554	0.88	470	0.85	84	0.03
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	1,065	1.69	950	1.72	115	(0.03)
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$668	$1.06	$517	$0.94	$151	$0.12
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 78.2 Bcfe increase in sales volumes was primarily due to the Apex Transaction that was completed in the first quarter of 2025 (see Note 4 – Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information) and the timing of when new wells were turned-in-line. The increase in volumes was offset, in part, by normal production declines.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense increased on a per unit basis primarily due to an increase in water disposal costs as more water was taken to disposal instead of being reused in well completions and an increase in well tending expense. The increases were offset, in part, by the overall increase in total sales volumes.
•Transportation, gathering and compression expense decreased on a per unit basis primarily due to the overall increase in total sales volumes, a decrease in processing costs due to the production mix of higher dry gas volumes and an increase in lower cost ethane volumes. The per unit decreases were offset, in part, by higher repairs and maintenance expense.
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

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Years Ended December 31,
in thousands (unless noted)	2025	2024	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	47,440	52,949	(5,509)	(10.4)%
Sales Volume (Mbbls)	7,907	8,825	(918)	(10.4)%
Gross Price ($/Bbl)	$21.30	$21.60	$(0.30)	(1.4)%
Gross NGL Revenue	$168,574	$190,374	$(21,800)	(11.5)%

Oil/Condensate:
Sales Volume (MMcfe)	919	943	(24)	(2.5)%
Sales Volume (Mbbls)	153	157	(4)	(2.5)%
Gross Price ($/Bbl)	$55.26	$61.56	$(6.30)	(10.2)%
Gross Oil/Condensate Revenue	$8,461	$9,675	$(1,214)	(12.5)%

NATURAL GAS
Sales Volume (MMcf)	580,601	496,921	83,680	16.8%
Sales Price ($/Mcf)	$2.99	$1.98	$1.01	51.0%
Gross Gas Revenue	$1,736,693	$986,028	$750,665	76.1%

Hedging Impact ($/Mcf)	$(0.31)	$0.57	$(0.88)	(154.4)%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement	$(181,020)	$281,195	$(462,215)	(164.4)%

The increase in Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure, was primarily due to the 83.7 Bcf increase in natural gas sales volumes and the $1.01 per Mcf increase in natural gas sales price, when excluding the impact of hedging. These increases were offset, in-part, by the impact of the change in the (loss) gain on commodity derivative instruments - cash settlement related to the Company's hedging program, the 5.5 Bcfe decrease in NGL sales volumes and the $0.30 per barrel decrease in NGL prices.

SEGMENT ANALYSIS for the year ended December 31, 2025 compared to the year ended December 31, 2024:

	For the Year Ended				Difference to Year Ended
	December 31, 2025				December 31, 2024
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$1,764	$148	$2	$1,914	$684	$43	$1	$728
(Loss) Gain on Commodity Derivative Instruments	(170)	(11)	278	97	(430)	(32)	731	269
Purchased Gas Revenue	—	—	45	45	—	—	(14)	(14)
Other Revenue and Operating Income	69	—	114	183	1	—	(12)	(11)
Total Revenue and Other Operating Income	1,663	137	439	2,239	255	11	706	972
Lease Operating Expense	73	24	—	97	25	2	—	27
Production, Ad Valorem, and Other Fees	25	6	—	31	3	—	—	3
Transportation, Gathering and Compression	317	64	2	383	1	—	—	1
Depreciation, Depletion and Amortization	488	60	26	574	83	—	5	88
Exploration and Production Related Other Costs	—	—	11	11	—	—	3	3
Purchased Gas Costs	—	—	43	43	—	—	(14)	(14)
Selling, General and Administrative Costs	—	—	140	140	—	—	(6)	(6)
Other Operating Expense	—	—	69	69	—	—	(14)	(14)
Total Operating Costs and Expenses	903	154	291	1,348	112	2	(26)	88
Other Expense	—	—	14	14	—	—	20	20
Gain on Asset Sales and Abandonments, net	—	—	(97)	(97)	—	—	(72)	(72)
Loss on Debt Extinguishment	—	—	1	1	—	—	(6)	(6)
Interest Expense	—	—	170	170	—	—	19	19
Total Other Expenses	—	—	88	88	—	—	(39)	(39)
Total Costs and Expenses	903	154	379	1,436	112	2	(65)	49
Earnings (Loss) Before Income Tax	$760	$(17)	$60	$803	$143	$9	$771	$923

        SHALE SEGMENT

The Shale segment had earnings before income tax of $760 million for the year ended December 31, 2025 compared to earnings before income tax of $617 million for the year ended December 31, 2024.

	For the Years Ended December 31,
	2025	2024	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	542.6	457.5	85.1	18.6%
NGLs Sales Volumes (Bcfe)*	47.4	53.0	(5.6)	(10.6)%
Oil/Condensate Sales Volumes (Bcfe)*	0.8	0.9	(0.1)	(11.1)%
Total Shale Sales Volumes (Bcfe)*	590.8	511.4	79.4	15.5%

Average Sales Price - Gas (per Mcf)	$2.93	$1.92	$1.01	52.6%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$(0.31)	$0.57	$(0.88)	(154.4)%
Average Sales Price - NGLs (per Mcfe)*	$3.55	$3.60	$(0.05)	(1.4)%
Average Sales Price - Oil/Condensate (per Mcfe)*	$9.03	$10.23	$(1.20)	(11.7)%

Total Average Shale Sales Price (per Mcfe)	$2.70	$2.62	$0.08	3.1%
Average Shale Lease Operating Expenses (per Mcfe)	0.12	0.09	0.03	33.3%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.04	0.04	—	—%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.54	0.62	(0.08)	(12.9)%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.83	0.80	0.03	3.7%
Total Average Shale Production Costs (per Mcfe)	$1.53	$1.55	$(0.02)	(1.3)%
Total Average Shale Production Margin (per Mcfe)	$1.17	$1.07	$0.10	9.3%
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.

The increase in total Shale sales volumes was primarily due to the Apex Transaction that was completed in the first quarter of 2025 (see Note 4 – Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information) and the timing of when new wells were turned-in-line. The increase in volumes was offset, in part, by normal production declines.

The Shale segment had natural gas, NGLs and oil/condensate revenue of $1,764 million for the year ended December 31, 2025 compared to $1,080 million for the year ended December 31, 2024. The $684 million increase was due primarily to a 52.6% increase in the average sales price for natural gas and an 18.6% increase in Shale gas sales volumes. These increases were offset, in part, by a 10.6% decrease in NGLs sales volumes and a 1.4% decrease in the average sales price for NGLs.

The increase in total average Shale sales price was primarily due to a $1.01 per Mcf increase in average gas sales price. These increases were offset, in part, by a $0.88 per Mcf change in the (loss) gain on commodity derivative instruments - cash settlements and a $0.05 per Mcfe decrease in the average NGL sales price. The notional amounts associated with these financial hedges represented approximately 452.6 Bcf of the Company's produced Shale gas sales volumes for the year ended December 31, 2025 at an average loss of $0.38 per Mcf hedged. For the year ended December 31, 2024, these financial hedges represented approximately 389.7 Bcf at an average gain of $0.67 per Mcf hedged.

Total operating costs and expenses for the Shale segment were $903 million for the year ended December 31, 2025 compared to $791 million for the year ended December 31, 2024. The increase in total dollars and decrease in unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $73 million for the year ended December 31, 2025 compared to $48 million for the year ended December 31, 2024. The increase in total dollars and unit costs was primarily related to an increase in water disposal costs as more water was taken to disposal instead of being reused in well completions, higher well tending expense and higher repairs and maintenance expense. The increase in unit costs was offset, in part, by the increase in total Shale sales volumes.

•Shale production, ad valorem and other fees were $25 million for the year ended December 31, 2025 compared to $22 million for the year ended December 31, 2024. The increase in total dollars was primarily due to increased realized prices on natural gas and a change in production mix by state. Unit costs remained flat in the period-to-period comparison due to the overall increase in volumes.

•Shale transportation, gathering and compression costs were $317 million for the year ended December 31, 2025 compared to $316 million for the year ended December 31, 2024. The increase in total dollars was primarily due to higher repairs and maintenance and electrical compression expense offset, in part, by lower processing costs due to the production mix of higher dry gas volumes and an increase in lower cost ethane volumes. The decrease in unit costs was due to the increase in total Shale sales volumes.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $488 million for the year ended December 31, 2025 compared to $405 million for the year ended December 31, 2024. These amounts included depletion on a unit of production basis of $0.72 per Mcfe and $0.68 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third parties. The Shale segment had other revenue and operating income of $69 million for the year ended December 31, 2025 compared to $68 million for the year ended December 31, 2024. The increase in the period-to-period comparison was primarily due to an increase in third-party gathering volumes.

COALBED METHANE (CBM) SEGMENT

The CBM segment had a loss before income tax of $17 million for the year ended December 31, 2025 compared to a loss before income tax of $26 million for the year ended December 31, 2024.

	For the Years Ended December 31,
	2025	2024	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	37.8	39.1	(1.3)	(3.3)%

Average Sales Price - Gas (per Mcf)	$3.91	$2.69	$1.22	45.4%
(Loss) Gain on Commodity Derivative Instruments - Cash Settlement - Gas (per Mcf)	$(0.30)	$0.53	$(0.83)	(156.6)%

Total Average CBM Sales Price (per Mcf)	$3.61	$3.21	$0.40	12.5%
Average CBM Lease Operating Expenses (per Mcf)	0.64	0.56	0.08	14.3%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.17	0.14	0.03	21.4%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.69	1.65	0.04	2.4%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.56	1.52	0.04	2.6%
Total Average CBM Production Costs (per Mcf)	$4.06	$3.87	$0.19	4.9%
Total Average CBM Production Margin (per Mcf)	$(0.45)	$(0.66)	$0.21	31.8%

The CBM segment had natural gas revenue of $148 million for the year ended December 31, 2025 compared to $105 million for the year ended December 31, 2024. The $43 million increase was primarily due to a 45.4% increase in the average sales price for natural gas in the current period offset, in part, by a 3.3% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price increased $0.40 per Mcf due to a $1.22 per Mcf increase in average gas sales price, offset, in part, by a $0.83 per Mcf change in the (loss) gain on commodity derivative instruments - cash settlements. The notional amounts associated with these financial hedges represented approximately 29.5 Bcf of the Company's produced CBM gas sales volumes for the year ended December 31, 2025 at an average loss of $0.39 per Mcf hedged. For the year ended December 31, 2024, these financial hedges represented approximately 30.6 Bcf at an average gain of $0.67 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $154 million for the year ended December 31, 2025 compared to $152 million for the year ended December 31, 2024. The increase in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expense was $24 million for the year ended December 31, 2025 compared to $22 million for the year ended December 31, 2024. The increase in total dollars and unit costs was primarily due to an increase in repair and maintenance and well tending expense. The increase in per unit costs was also due to the decrease in total CBM volumes.

•CBM production, ad valorem and other fees were $6 million for both the years ended December 31, 2025 and 2024. The increase in unit costs was primarily due to the decrease in total CBM volumes.

•CBM transportation, gathering and compression costs were $64 million for both the years ended December 31, 2025 and 2024. The increase in per unit costs was also due to the decrease in CBM gas sales volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $60 million for both the years ended December 31, 2025 and 2024. These amounts also included depletion on a unit of production basis of $0.85 per Mcfe for both periods. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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
The Other Segment had earnings before income tax of $60 million for the year ended December 31, 2025 compared to a loss before income tax of $711 million for the year ended December 31, 2024. The increase in total dollars is discussed below.

	For the Years Ended December 31,
	2025	2024	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.3	0.3	—	—%
Oil/Condensate Sales Volumes (Bcfe)*	0.1	—	0.1	100.0%
Total Other Sales Volumes (Bcfe)*	0.4	0.3	0.1	33.3%
*Oil/Condensate is converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil and natural gas prices.

Unrealized Gain (Loss) on Commodity Derivative Instruments

For the year ended December 31, 2025, the Other Segment recognized an unrealized gain on commodity derivative instruments of $278 million. For the year ended December 31, 2024, the Other Segment recognized an unrealized loss on commodity derivative instruments of $453 million. The unrealized gain (loss) on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $45 million for the year ended December 31, 2025 compared to $59 million for the year ended December 31, 2024. Purchased gas costs were $43 million for the year ended December 31, 2025 compared to $57 million for the year ended December 31, 2024. The period-to-period decrease in purchased gas revenue was due to a decrease in purchased gas sales volumes.

	For the Years Ended December 31,
	2025	2024	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	13.1	31.1	(18.0)	(57.9)%
Purchased Gas Average Sales Price (per Mcf)	$3.47	$1.91	$1.56	81.7%
Purchased Gas Average Cost (per Mcf)	$3.27	$1.84	$1.43	77.7%

Other Revenue and Operating Income

	For the Years Ended December 31,
(in millions)	2025	2024	Variance	Percent Change
Sales of Environmental Attributes	$78	$95	$(17)	(17.9)%
Excess Firm Transportation Income	22	20	2	10.0%
Water Income	15	12	3	25.0%
Equity Loss from Affiliates	(1)	(1)	—	—%
Total Other Revenue and Operating Income	$114	$126	$(12)	(9.5)%

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

Exploration and Production Related Other Costs

	For the Years Ended December 31,
(in millions)	2025	2024	Variance	Percent Change
Seismic Activity	$2	$—	$2	100.0%
Land Rentals	4	3	1	33.3%
Lease Expiration Costs	3	4	(1)	(25.0)%
Other Expense	2	1	1	100.0%
Total Exploration and Production Related Other Costs	$11	$8	$3	37.5%

•Seismic activity expense in the current period primarily relates to the acquisition of three-dimensional seismic data.

SG&A

SG&A includes costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, charitable contributions and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Years Ended December 31,
(in millions)	2025	2024	Variance	Percent Change
Salaries, Wages and Employee Benefits	$26	$30	$(4)	(13.3)%
Short-Term Incentive Compensation	22	23	(1)	(4.3)%
Contributions and Advertising	6	5	1	20.0%
Long-Term Equity-Based Compensation (Non-Cash)	24	20	4	20.0%
Other	62	68	(6)	(8.8)%
Total SG&A	$140	$146	$(6)	(4.1)%

•Salaries, wages and employee benefits decreased in the period-to-period comparison due to a reduction in headcount that occurred at the end of the first quarter of 2025.
•Long-term equity-based compensation (non-cash) increased in the period-to-period comparison due to an increase in equity awards issued in the current year.
•Other decreased in the period-to-period comparison primarily due to lower professional services and various other one-time items, none of which were individually material.

Other Operating Expense

	For the Years Ended December 31,
(in millions)	2025	2024	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$38	$48	$(10)	(20.8)%
Environmental Attribute Fees	11	15	(4)	(26.7)%
Water Expense	1	2	(1)	(50.0)%
Idle Equipment and Service Charges	4	4	—	—%
Insurance Expense	4	4	—	—%
Inventory Adjustments	2	2	—	—%
Virginia Flood Expense	—	(1)	1	(100.0)%
Other	9	9	—	—%
Total Other Operating Expense	$69	$83	$(14)	(16.9)%

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

Other Expense (Income)

	For the Years Ended December 31,
(in millions)	2025	2024	Variance	Percent Change
Other Income
Litigation Recoveries	$1	$20	$(19)	(95.0)%
Interest Income	1	2	(1)	(50.0)%
Right-of-Way Sales	2	1	1	100.0%
Other	3	2	1	50.0%
Total Other Income	$7	$25	$(18)	(72.0)%

Other Expense
Other Land Rental Expense	$3	$3	$—	—%
Professional Services	4	5	(1)	(20.0)%
Bank Fees	10	11	(1)	(9.1)%
Other Corporate Expense	4	—	4	100.0%
Total Other Expense	$21	$19	$2	10.5%

Total Other Expense (Income)	$14	$(6)	$20	333.3%

•CNX pursues legal recoveries when certain circumstances arise. The decrease in litigation recoveries in the period-to-period comparison was the result of various recoveries that occurred in the prior period.
•Other corporate expense primarily consists of severance expense related to the reduction in headcount that occurred at the end of the first quarter of 2025.

Gain on Asset Sales and Abandonments, net

A net gain on asset sales of $97 million was recognized in the year ended December 31, 2025, compared to a net gain of $25 million in the year ended December 31, 2024. The net gain recognized during the year ended December 31, 2025 primarily related to the sale of approximately 7,500 acres of Marcellus Shale rights primarily located in Monroe County, Ohio, for net proceeds of $57 million. The remaining net gain during the period primarily relates to sale of various other non-core assets (primarily rights-of-way, surface acreage and other non-operated oil and gas interests and assets) none of which were individually material.

The net gain during the year ended December 31, 2024 primarily relates to a $51 million gain on the sale of various non-core assets (primarily rights-of-way, surface acreage and the interest in various non-operated oil and gas assets), none of which were individually material. These gains were offset, in part, by a $26 million loss on the sale of a non-core pipeline to a third party.

See Note 4 – Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Loss on Debt Extinguishment

A loss on debt extinguishment of $1 million was recognized in the year ended December 31, 2025, compared to $7 million in the year ended December 31, 2024. The loss recognized during the year ended December 31, 2025 was in connection with CNX’s issuance of common stock in exchange for $122 million aggregate principal amount of its 2.25% Convertible Notes due May 2026. See Note 12 – Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

The loss recognized during the year ended December 31, 2024 was in connection with CNX’s repurchase of $350 million aggregate principal amount of its 7.25% Senior Notes due March 2027 at an average price equal to 101.9% of their principal amount. See Note 12 – Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Interest Expense

	For the Years Ended December 31,
(in millions)	2025	2024	Variance	Percent Change
Total Interest Expense	$170	$151	$19	12.6%

The $19 million increase in total interest expense was primarily due to higher borrowings on both the CNX and CNXM Credit Facilities and higher principal balances related to the long-term debt that was issued in 2025. The increase was offset, in part, by lower weighted average interest rates on both the CNX and CNXM Credit Facilities. See Note 10 – Revolving Credit Facilities and Note 12 – Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Income Taxes

	For the Years Ended December 31,
(in millions)	2025	2024	Variance	Percent Change
Total Company Income (Loss) Before Income Tax	$803	$(120)	$923	769.2%
Income Tax Expense (Benefit)	$170	$(30)	$200	666.7%
Effective Income Tax Rate	21.1%	24.8%	(3.7)%

The effective income tax rate was 21.1% for the year ended December 31, 2025 compared to 24.8% for the year ended December 31, 2024. The effective tax rates for the years ended December 31, 2025 and 2024 differ from the U.S. federal statutory rate of 21% primarily due to federal tax credits, state income taxes including tax rate changes, equity compensation, and the impact of changes in certain state deferred tax asset valuation allowances. See Note 6 – Income Taxes in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

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

As of December 31, 2025, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices, CNX currently expects to remain in compliance with its debt covenants.

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

Factors that may Impact our Liquidity

•The Company’s cash on hand and access to additional liquidity. Cash, cash equivalents and restricted cash were $13 million as of December 31, 2025 and $55 million as of December 31, 2024.
•Accounts and notes receivable - trade as of December 31, 2025 and 2024 were $265 million and $180 million, respectively. Our accounts and notes receivable balance may fluctuate as of any balance sheet date depending on the prices we receive for our natural gas and NGLs and the volumes sold.
•Capital expenditures are expected to range between $556 million to $586 million for the year ended December 31, 2026. For the year ended December 31, 2025, CNX had capital expenditures of $495.0 million.
•Production volumes are expected to range between 605 Bcfe and 620 Bcfe for the year ended December 31, 2026. For the year ended December 31, 2025, CNX had production volumes of 629.0 Bcfe.
•Prices for natural gas and NGLs are volatile, and an extended decline in the prices we receive for our natural gas and NGLs will adversely affect our financial condition and cash flows.
•In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas and NGL swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net liability of $296 million at December 31, 2025 and a net liability of $536 million at December 31, 2024. The Company has not experienced any issues of non-performance by derivative counterparties. See Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K for further discussion of our commodity risk management.
•CNX may from time to time seek to repurchase and retire outstanding debt, issue new debt, or repurchase a portion of its outstanding common stock through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The amounts involved in any such transactions may be material. See Note 12: Long Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information for discussion related to CNX’s outstanding debt and Note 5 – Stock Repurchase in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information for discussion related to the repurchase of CNXs outstanding common stock.

Cash Flows (in millions)

	For the Years Ended December 31,
	2025	2024	Change
Cash Provided by Operating Activities	$1,029	$816	$213
Cash Used in Investing Activities	$(901)	$(484)	$(417)
Cash Used in Financing Activities	$(170)	$(277)	$107

Cash provided by operating activities changed in the period-to-period comparison primarily due to the following items:

•Net income increased $724 million in the period-to-period comparison.
•Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $721 million net change in commodity derivative instruments, a $195 million net increase in deferred income taxes, a $72 million change in the gain on asset sales and abandonments, net, and an $87 million net increase from various other changes in working capital.

Cash used in investing activities changed in the period-to-period comparison primarily due to the following items:

•Capital expenditures decreased $45 million primarily due to a decrease in drilling and completions activity in Marcellus Shale.
•Proceeds from asset sales increased $47 million primarily due to the sale of Marcellus Shale rights primarily located in Monroe County, Ohio to a third party during the year ended December 31, 2025 for cash proceeds of $57 million. The remaining variance includes the sale of various non-core assets, rights-of-way, surface acreage and other oil and gas royalty interest in both periods. See Note 4 – Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
•During the year ended December 31, 2025, the Company completed the Apex Transaction for total cash consideration of approximately $518 million, subject to certain post-closing adjustments. See Note 4 – Acquisitions and Dispositions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Cash used in financing activities changed in the period-to-period comparison primarily due to the following items:

•Proceeds from borrowings under the CNXM Credit Facility increased $74 million and repayments under the CNXM Credit Facility decreased $32 million.
•Proceeds from borrowings under the CNX Credit Facility increased $793 million and repayments under the CNX Credit Facility increased $627 million.
•During the year ended December 31, 2025, CNX issued an additional $200 million aggregate principal amount of additional 7.25% senior notes due 2032 at a price of 100.5% of par. This issuance also included an underwriter discount and other issuance costs of $1.5 million, for net cash proceeds of $198.5 million. See Note 12 – Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
•During the year ended December 31, 2024, CNX paid $357 million to repurchase $350 million aggregate principal amount of CNX 7.25% Senior Notes due March 2027 at a price of 101.9% of their principal amount. See Note 12 – Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
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
•During the years ended December 31, 2025 and 2024, CNX repurchased $524 million and $184 million, respectively, of its common stock on the open market.
•During the year ended December 31, 2025, debt issuance and financing fees decreased $14 million primarily due to amending both the CNX and CNXM Credit Facilities in 2024. See Note 10 – Revolving Credit Facilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Commitments and Significant Contractual and Other Obligations

The following is a summary of the Company's significant contractual and other obligations at December 31, 2025 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$12,147	$6,442	$2,361	$—	$20,950
Gas Firm Transportation and Processing	258,722	473,165	271,442	457,473	1,460,802
Long-Term Debt	208,131	—	1,130,250	1,091,040	2,429,421
Interest on Long-Term Debt	145,017	285,342	209,526	83,688	723,573
Finance Lease Obligations	6,059	20,667	14,511	5,865	47,102
Interest on Finance Lease Obligations	2,773	4,404	1,995	407	9,579
Operating Lease Obligations	48,408	86,792	11,924	6,284	153,408
Interest on Operating Lease Obligations	7,991	7,497	1,320	941	17,749
Long-Term Liabilities—Employee Related (a)	2,811	5,628	5,372	18,607	32,418
Other Long-Term Liabilities (b)	262,360	47,000	22,400	139,051	470,811
Total Contractual Obligations (c)	$954,419	$936,937	$1,671,101	$1,803,356	$5,365,813
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

Off-Balance Sheet Transactions
CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Audited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at December 31, 2025. Management believes these items will expire without being funded. See Note 20 – Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional details of the various financial guarantees that have been issued by CNX.
Debt
At December 31, 2025, CNX had total long-term debt of $2,429 million, including the current portion of long-term debt of $208 million and excluding unamortized debt issuance costs. This long-term debt consisted of:
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
•An aggregate principal amount of $209 million of 2.25% Convertible Senior Notes due May 2026, unless earlier redeemed, repurchased, or converted, less $1 million of unamortized discount and issuance costs. Interest on the notes is payable May 1 and November 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner). The Convertible Notes are classified as short-term debt at December 31, 2025.
•An aggregate principal amount of $200 million in outstanding borrowings under the CNX Credit Facility. Payment of the principal and interest on the CNX Credit Facility is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $33 million in outstanding borrowings under the CNXM Credit Facility. Payment of the principal and interest on the CNXM Credit Facility is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of the CNXM Facility.

During the year ended December 31, 2025, CNX entered into a privately negotiated exchange agreement with a limited number of holders of its 2.25% Convertible Senior Notes due 2026 to exchange approximately $122 million aggregate principal amount of Notes for consideration consisting of an aggregate of approximately $1 million in cash (including accrued interest) and 9,509,188 shares of common stock. See Note 12 – Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information.

During the year ended December 31, 2025, CNX issued $200 million aggregate principal amount of additional 7.25% senior notes due 2032 (the "New Notes") at a price of 100.5% of par, plus accrued interest from September 1, 2024 to the date of closing less an underwriter discount and other issuance costs of $2 million. See Note 12 – Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information.

Total Equity and Dividends
CNX had total equity of $4,337 million at December 31, 2025 compared to $4,098 million at December 31, 2024. See the Consolidated Statements of Stockholders' Equity in Item 8 of this Form 10-K for additional details.

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

Income Taxes

Deferred tax assets and liabilities are recognized using enacted tax rates for the estimated future tax effects of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. At December 31, 2025, prior to consideration of valuation allowances on deferred tax assets, CNX had deferred tax liabilities in excess of deferred tax assets of approximately $825 million. At December 31, 2025, CNX had a valuation allowance of $32 million on deferred tax assets.

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

Impairment of Long-Lived Assets

The carrying values of the Company's proved oil and gas properties are reviewed for impairment whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. Impairment tests require that the Company first compare future undiscounted cash flows by asset group to their respective carrying values. The Company groups its assets by geological and geographical characteristics. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required, which is determined based on discounted cash flow techniques using a market-specific weighted average cost of capital. There were no indicators of impairment related to the Company's proved oil and gas properties in the years ended December 31, 2025 or 2024.

CNX evaluates capitalized costs of unproved gas properties for recoverability on a prospective basis. Indicators of potential impairment include, but are not limited to, changes brought about by economic factors, commodity price outlooks, our geologists’ evaluation of the property, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, potential shifts in business strategy employed by management and historical experience. If it is determined that the properties will not yield proved reserves, the related costs are expensed in the period the determination is made. There were no indicators of impairment related to the Company’s unproved properties in the years ended December 31, 2025 or 2024.

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

For the Company’s annual impairment assessment during the fourth quarter of 2025, the Company elected to perform a qualitative impairment test on its goodwill and concluded that it is more likely than not that the fair value exceeded the carrying value and goodwill was not impaired.

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

CNX’s open derivative instruments can cause earnings volatility relative to changes in market prices until the derivative contracts are either settled or are monetized prior to settlement. At December 31, 2025 and 2024, our open commodity derivative instruments were in a net liability position with fair values of $296 million and $536 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at December 31, 2025 and 2024. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $423 million and $518 million at December 31, 2025 and 2024, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $423 million and $518 million at December 31, 2025 and 2024, respectively.

CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company has used derivative instruments in the past in order to manage risk related to interest rates, although there are currently no active agreements (see Note 19 – Derivative Instruments in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information). At December 31, 2025 and 2024, CNX had $2,219 million and $2,132 million, respectively, aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $8 million and $9 million, respectively. At December 31, 2025 and 2024, CNX had $233 million and $59 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to CNX’s Credit Facility, under which there was $200 million of borrowings at December 31, 2025 and $43 million of borrowings at December 31, 2024, and CNXM's Credit Facility, under which there was $33 million of borrowings at December 31, 2025 and $16 million at December 31, 2024. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of December 31, 2025 and 2024 by approximately $2 million and $1 million, respectively, on an annualized basis.

All of CNX's transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of January 8, 2026, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2026 Fixed Price Volumes
Hedged Bcf	111.3	111.9	113.0	113.0	448.8*
Weighted Average Hedge Price per Mcf	$2.84	$2.72	$2.72	$2.70	$2.74
2027 Fixed Price Volumes
Hedged Bcf	96.0	95.2	96.3	94.3	379.3*
Weighted Average Hedge Price per Mcf	$3.28	$3.27	$3.27	$3.31	$3.28
2028 Fixed Price Volumes
Hedged Bcf	45.0	47.3	47.9	46.3	186.5
Weighted Average Hedge Price per Mcf	$3.23	$3.27	$3.27	$3.24	$3.25
*Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.
Note: Table excludes basis only hedges of 21.0 Bcf for 2029.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CNX Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CNX Resources Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2026 expressed an unqualified opinion thereon.

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

Depreciation, Depletion & Amortization
Description of the Matter
As described in Note 1, under the successful efforts method of accounting, depreciation, depletion, and amortization (DD&A) related to proved gas properties is recorded using the units-of-production method. For the year ended December 31, 2025, the Company recorded DD&A expense related to proved gas properties of $458 million. Proved developed reserves, as estimated by petroleum engineers, are used to calculate depreciation of wells and related equipment and facilities and amortization of intangible drilling costs. Total proved reserves, also estimated by petroleum engineers, are used to calculate depletion on property acquisitions. Proved oil and natural gas reserve estimates are based on geological and engineering evaluations of in-place hydrocarbon volumes. Significant judgment is required by the Company’s internal engineering staff in evaluating geological and engineering data when estimating proved oil and natural gas reserves. Estimating reserves also requires the selection of inputs, including price and operating and development cost assumptions, among others. Because of the complexity involved in estimating oil and natural gas reserves, management used independent petroleum engineers to audit the estimates prepared by the Company’s internal engineering staff as of December 31, 2025.

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

Pittsburgh, Pennsylvania
February 10, 2026

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	For the Years Ended December 31,
	2025	2024	2023
Revenue and Other Operating Income:
Natural Gas, NGLs and Oil Revenue	$1,913,728	$1,186,077	$1,302,218
Gain (Loss) on Commodity Derivative Instruments	96,661	(172,405)	1,928,652
Purchased Gas Revenue	45,349	59,467	74,218
Other Revenue and Operating Income	183,396	193,647	129,860
Total Revenue and Other Operating Income	2,239,134	1,266,786	3,434,948
Costs and Expenses:
Operating Expense
Lease Operating Expense	97,416	70,646	63,333
Transportation, Gathering and Compression	383,104	382,220	381,934
Production, Ad Valorem and Other Fees	31,200	27,554	27,946
Depreciation, Depletion and Amortization	574,114	485,754	433,586
Exploration and Production Related Other Costs	10,516	8,446	10,447
Purchased Gas Costs	42,647	57,248	69,924
Selling, General and Administrative Costs	140,302	145,736	125,344
Other Operating Expense	68,912	82,748	79,595
Total Operating Expense	1,348,211	1,260,352	1,192,109
Other Expense
Other Expense (Income)	13,716	(6,126)	9,008
Gain on Asset Sales and Abandonments, net	(97,168)	(24,715)	(132,372)
Loss on Debt Extinguishment	842	7,043	—
Interest Expense	170,592	150,594	143,278
Total Other Expense	87,982	126,796	19,914
Total Costs and Expenses	1,436,193	1,387,148	1,212,023
Income (Loss) Before Income Tax	802,941	(120,362)	2,222,925
Income Tax Expense (Benefit)	169,779	(29,868)	502,209
Net Income (Loss)	$633,162	$(90,494)	$1,720,716

Earnings (Loss) Per Share
Basic	$4.48	$(0.60)	$10.59
Diluted	$3.98	$(0.60)	$8.99

Dividends Declared Per Share	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net Income (Loss)	$633,162	$(90,494)	$1,720,716
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $(21), $(550), $258)	33	1,589	(788)

Comprehensive Income (Loss)	$633,195	$(88,905)	$1,719,928

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$779	$17,198
Restricted Cash	12,685	37,875
Accounts and Notes Receivable:
Trade, net (Note 17)	264,658	179,547
Other Receivables, net	61,249	17,859
Supplies Inventories	26,201	14,572
Derivative Instruments (Note 19)	106,068	87,925
Prepaid Expenses	18,697	15,659
Total Current Assets	490,337	370,635
Property, Plant and Equipment (Note 8):
Property, Plant and Equipment	14,057,224	13,037,948
Less—Accumulated Depreciation, Depletion and Amortization	6,193,871	5,653,837
Total Property, Plant and Equipment—Net	7,863,353	7,384,111
Other Non-Current Assets:
Operating Lease Right-of-Use Assets (Note 13)	150,310	98,713
Derivative Instruments (Note 19)	134,396	160,183
Goodwill (Note 9)	323,314	323,314
Other Intangible Assets (Note 9)	57,333	63,885
Other	75,403	111,062
Total Other Non-Current Assets	740,756	757,157
TOTAL ASSETS	$9,094,446	$8,511,903

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$158,811	$123,249
Derivative Instruments (Note 19)	377,945	354,621
Current Portion of Finance Lease Obligations (Note 13)	5,095	4,236
Current Portion of Long-Term Debt (Note 12)	208,095	327,766
Current Portion of Operating Lease Obligations (Note 13)	48,453	51,474
Other Accrued Liabilities (Note 11)	325,976	261,232
Total Current Liabilities	1,124,375	1,122,578
Non-Current Liabilities:
Long-Term Debt (Note 12)	2,213,264	1,838,234
Finance Lease Obligations (Note 13)	24,991	21,040
Operating Lease Obligations (Note 13)	104,955	49,519
Derivative Instruments (Note 19)	158,368	429,533
Deferred Income Taxes (Note 6)	857,367	696,136
Asset Retirement Obligations (Note 7)	163,051	119,189
Other	111,059	137,644
Total Non-Current Liabilities	3,633,055	3,291,295
TOTAL LIABILITIES	4,757,430	4,413,873
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 500,000,000 Shares Authorized, 142,590,509 Issued and Outstanding at December 31, 2025; 148,879,640 Issued and Outstanding at December 31, 2024	1,427	1,490
Capital in Excess of Par Value	2,357,039	2,348,959
Preferred Stock, 15,000,000 Shares Authorized, None Issued and Outstanding	—	—
Retained Earnings	1,984,229	1,753,293
Accumulated Other Comprehensive Loss	(5,679)	(5,712)
TOTAL STOCKHOLDERS' EQUITY	4,337,016	4,098,030
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,094,446	$8,511,903

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
December 31, 2022	$1,712	$2,506,269	$448,993	$(6,513)	$2,950,461
Net Income	—	—	1,720,716	—	1,720,716
Issuance of Common Stock	2	1,758	—	—	1,760
Purchase and Retirement of Common Stock	(175)	(143,343)	(178,349)	—	(321,867)
Shares Withheld for Taxes	—	—	(9,500)	—	(9,500)
Amortization of Stock-Based Compensation Awards	9	20,226	—	—	20,235
Other Comprehensive Loss	—	—	—	(788)	(788)
December 31, 2023	$1,548	$2,384,910	$1,981,860	$(7,301)	$4,361,017

December 31, 2023	$1,548	$2,384,910	$1,981,860	$(7,301)	$4,361,017
Net Loss	—	—	(90,494)	—	(90,494)
Issuance of Common Stock	4	2,685	—	—	2,689
Purchase and Retirement of Common Stock	(72)	(58,717)	(119,794)	—	(178,583)
Shares Withheld for Taxes	—	—	(18,279)	—	(18,279)
Amortization of Stock-Based Compensation Awards	10	20,081	—	—	20,091
Other Comprehensive Income	—	—	—	1,589	1,589
December 31, 2024	$1,490	$2,348,959	$1,753,293	$(5,712)	$4,098,030

December 31, 2024	$1,490	$2,348,959	$1,753,293	$(5,712)	$4,098,030
Net Income	—	—	633,162	—	633,162
Issuance of Common Stock	3	2,091	—	—	2,094
Purchase and Retirement of Common Stock	(169)	(139,685)	(388,219)	—	(528,073)
Convertible Debt Exchange for Shares	95	122,003	—	—	122,098
Shares Withheld for Taxes	—	—	(14,007)	—	(14,007)
Amortization of Stock-Based Compensation Awards	8	23,671	—	—	23,679
Other Comprehensive Income	—	—	—	33	33
December 31, 2025	$1,427	$2,357,039	$1,984,229	$(5,679)	$4,337,016

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	For the Years Ended December 31,
Cash Flows from Operating Activities:	2025	2024	2023
Net Income (Loss)	$633,162	$(90,494)	$1,720,716
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	574,114	485,754	433,586
Amortization of Deferred Financing Costs	10,732	11,345	9,275
Stock-Based Compensation	23,679	20,091	20,235
Gain on Asset Sales and Abandonments, net	(97,168)	(24,715)	(132,372)
Loss on Debt Extinguishment	842	7,043	—
(Gain) Loss on Commodity Derivative Instruments	(96,661)	172,405	(1,928,652)
Loss on Other Derivative Instruments	—	1,099	3,463
Net Cash (Paid) Received in Settlement of Commodity Derivative Instruments	(143,536)	307,939	79,523
Deferred Income Taxes	161,210	(33,869)	497,432
Other	1,839	1,345	(1,967)
Changes in Operating Assets:
Accounts and Notes Receivable	(66,641)	(59,996)	222,751
Supplies Inventories	(11,629)	5,274	7,310
Prepaid Expenses	(3,038)	(675)	1,227
Changes in Other Assets	22,533	(47,084)	75
Changes in Operating Liabilities:
Accounts Payable	21,609	(4,194)	(55,309)
Accrued Interest	5,059	1,585	7,483
Other Operating Liabilities	18,870	21,000	(67,140)
Changes in Other Liabilities	(26,019)	41,926	(3,048)
Net Cash Provided by Operating Activities	1,028,957	815,779	814,588
Cash Flows from Investing Activities:
Capital Expenditures	(494,988)	(540,332)	(679,404)
Proceeds from Asset Sales	107,655	60,734	170,027
Investment in Equity Affiliates	4,019	(4,871)	—
Apex Acquisition (Net of Cash Acquired)	(517,599)	—	—
Net Cash Used in Investing Activities	(900,913)	(484,469)	(509,377)
Cash Flows from Financing Activities:
Payments on Long-Term Notes	—	(356,504)	—
Proceeds from CNXM Revolving Credit Facility Borrowings	339,225	265,250	333,575
Repayments of CNXM Revolving Credit Facility Borrowings	(322,525)	(354,350)	(382,125)
Proceeds from CNX Revolving Credit Facility Borrowings	1,927,100	1,134,500	1,588,350
Repayments of CNX Revolving Credit Facility Borrowings	(1,770,550)	(1,143,100)	(1,536,300)
Proceeds from Issuance of CNX Senior Notes	198,500	395,000	—
Payments on Other Debt	(4,464)	(2,409)	(1,627)
Proceeds from Issuance of Common Stock	2,094	2,689	1,760
Shares Withheld for Taxes	(14,007)	(18,279)	(9,500)
Purchases of Common Stock	(523,561)	(184,203)	(319,866)
Debt Issuance and Financing Fees	(1,465)	(15,274)	(356)
Net Cash Used in Financing Activities	(169,653)	(276,680)	(326,089)
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(41,609)	54,630	(20,878)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	55,073	443	21,321
Cash, Cash Equivalents, and Restricted Cash at End of Period	$13,464	$55,073	$443

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
Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as various disclosures. Actual results could differ from those estimates. The most significant estimates included in, but not limited to, the preparation of the consolidated financial statements are related to long-lived assets (including intangible assets and goodwill), accounts receivable credit losses, the values of natural gas, NGLs, condensate and oil (collectively “natural gas”) reserves, asset retirement obligations, deferred income tax assets and liabilities, contingencies, and the fair value of derivative instruments.
Cash and Cash Equivalents:
Cash and cash equivalents of $779 and $17,198 as of December 31, 2025 and 2024, respectively, includes cash on hand and on deposit at banking institutions as well as all highly liquid short-term securities with original maturities of three months or less.
Restricted Cash:
Restricted cash of $12,685 and $37,875 as of December 31, 2025 and 2024, respectively, consists of funds that the Company was contractually obligated to maintain in an escrow account in accordance with the terms of the purchase agreement to acquire the natural gas upstream and associated midstream business of Apex Energy II, LLC, as well as, funds that the Company was contractually obligated to maintain in an escrow account in accordance with the terms of the purchase agreement to acquire various rights-of-way, surface acreage and other oil and gas royalty interests from a third party. See Note 4 – Acquisitions and Dispositions for more information.
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

There were no material financing receivables with a contractual maturity greater than one year at December 31, 2025 or 2024.

The following represents activity related to the allowance for credit losses for the years ended:

	December 31,
	2025	2024
Allowance for Credit Losses - Trade, Beginning of Year	$84	$84
Provision for Expected Credit Losses	—	—
Allowance for Credit Losses - Trade, End of Period	$84	$84

Allowance for Credit Losses - Other Receivables, Beginning of Year	$1,233	$2,847
Recoveries Collected	—	(1,692)
Provision for Expected Credit Losses	131	186
Write-off of Uncollectible Accounts	(327)	(108)
Allowance for Credit Losses - Other Receivables, End of Period	$1,037	$1,233

Inventories:

Inventories are stated at the lower of cost or net realizable value. The cost of supplies inventory is determined by the average cost method and includes operating and maintenance supplies to be used in the Company's operations.

Property, Plant and Equipment:

CNX uses the successful efforts method of accounting for natural gas producing activities. Costs of property acquisitions, successful exploratory, development wells and related support equipment and facilities are capitalized. Periodic valuation provisions for impairment of capitalized costs of unproved mineral interests are expensed. Costs of unsuccessful exploratory wells are expensed when such wells are determined to be non-productive, or if the determination cannot be made after finding sufficient quantities of reserves to continue evaluating the viability of the project. The costs of producing properties and mineral interests are amortized using the units-of-production method. Depreciation, depletion and amortization expense is calculated based on the actual produced sales volumes multiplied by the applicable rate per unit, which is derived by dividing the net capitalized costs by the number of units expected to be produced over the life of the reserves. Wells and related equipment and intangible drilling costs are also amortized on a units-of-production method. Proved developed reserves, as estimated by petroleum engineers, are used to calculate amortization of wells and related equipment and facilities and amortization of intangible drilling costs. Total proved reserves, also estimated by petroleum engineers, are used to calculate depletion on property acquisitions. Proved oil and natural gas reserve estimates are based on geological and engineering evaluations of in-place hydrocarbon volumes. Units-of-production amortization rates are revised at least once per year, or more frequently if events and circumstances indicate an adjustment is necessary. Such revisions are accounted for prospectively as changes in accounting estimates. The Company recorded depreciation, depletion and amortization expense related to proved gas properties using the units-of-production method of $458,335, $378,646, and $332,596 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Impairment of Long-Lived Assets:

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The carrying value of the assets is then reduced to its estimated fair value which is usually measured based on an estimate of future discounted cash flows. Impairment of equity investments is recorded when indicators of impairment are present, and the estimated fair value of the investment is less than the assets' carrying value. There were no indicators of impairment related to long-lived assets in the years ended December 31, 2025 or 2024.

CNX performs a quantitative impairment test whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the published NYMEX forward prices, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, tests require that the Company first compare expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required, which is determined based on discounted cash flow techniques using significant assumptions including projected revenues, future commodity prices and a market-specific weighted average cost of capital which are affected by expectations about future market and economic conditions. There were no indicators of impairment related to the Company's proved oil and gas properties in the years ended December 31, 2025 or 2024.
Capitalized costs of unproved oil and gas properties are evaluated at least annually for recoverability on a prospective basis. Indicators of potential impairment include, but are not limited to, changes brought about by economic factors, commodity price outlooks, our geologists’ evaluation of the property, favorable or unfavorable activity on the property being evaluated and/or adjacent properties, potential shifts in business strategy employed by management and historical experience. The likelihood of an impairment of unproved oil and gas properties increases as the expiration of a lease term approaches if drilling activity has not commenced. If it is determined that the Company does not intend to drill on the property prior to expiration or does not have the intent and ability to extend, renew, trade, or sell the lease prior to expiration, an impairment expense is recorded. Expense for lease expirations that were not previously impaired are recorded as the leases expire. There were no indicators of impairment related to the Company’s unproved properties in the years ended December 31, 2025 or 2024.

Exploration expense, which is associated primarily with lease expirations, was $10,516, $8,446 and $10,447 for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in Exploration and Production Related Other Costs in the Consolidated Statements of Income.

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

For the Company’s annual impairment assessment during the fourth quarter of 2025, the Company elected to perform a qualitative impairment test on its goodwill and concluded that it is more likely than not that the fair value exceeded the carrying value and goodwill was not impaired.

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

Investment Plan:

CNX has an investment plan that is available to most employees. Throughout the years ended December 31, 2025, 2024 and 2023, the Company's matching contribution was up to 6% of eligible compensation contributed by eligible employees. The Company may also make discretionary contributions to the Plan ranging from 1% to 6% of eligible compensation for eligible employees (as defined by the Plan). There were no such discretionary contributions made by CNX for the years ended December 31, 2025, 2024 and 2023. Total matching contribution payments and costs were $3,201, $3,603 and $3,509 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Recent Accounting Pronouncements:

In December 2025, the FASB issued Accounting Standards Update (ASU) 2025-11 - Interim Reporting - Narrow-Scope Improvements. The amendments in this ASU clarify interim disclosure requirements and the applicability of Topic 270. It does not fundamentally change the nature of interim reporting or expand/reduce disclosure requirements but makes the guidance easier to navigate and apply. This ASU compiles as list of required interim disclosures from across the GAAP Codification into ASC 270, making it easier for preparers to identify what disclosures are required for interim periods. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is still evaluating the impact of the adoption of this ASU.

In July 2025, the FASB issued ASU 2025-05 Financial Instruments - Credit Losses- Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU amends the current expected credit loss (CECL) model for current accounts receivable and contract assets arising from transactions accounted for under Topic 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, a practical expedient may be elected that assumes the current conditions of the balance sheet date do not change for the remaining life of the asset. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company is still evaluating the impact of the adoption of this ASU and does not expect this ASU to have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04 - Debt with Conversion and Other Options (Subtopic 470-20). This ASU clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. An induced conversion is when a Company induces debt holders to convert their debt into equity shares under changed terms and involved additional consideration. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company does not anticipate a material impact from this ASU given the maturity schedule of CNX’s Convertible Notes. See Note 12 – Long-Term Debt for more information.

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

See Note 6 – Income Taxes for the impact of adoption of ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures.

Reclassifications:

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2025, with no effect on previously reported net income, stockholders' equity or statement of cash flows.

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

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Years Ended December 31,
	2025	2024	2023
Anti-Dilutive Options	—	947,257	21,650
Anti-Dilutive Restricted Stock Units	243,629	2,043,947	25,156
Anti-Dilutive Performance Share Units	—	1,469,703	—
	243,629	4,460,907	46,806

The Convertible Notes, if converted by the holder, may be settled in cash, shares of the Company's common stock or a combination thereof, at the Company's election. On January 28, 2026, in accordance with the indenture governing the Convertible Notes, CNX issued a notice of settlement method election for all of the outstanding Convertible Notes providing that CNX would settle any of the Convertible Notes outstanding by issuing shares of the company's common stock, together, if applicable, with cash in lieu of fractional shares, as provided for in the indenture.

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

The Convertible Notes have been excluded from the computation of diluted earnings per share for the year ended December 31, 2024 as the effect of including these shares in the calculation would have been anti-dilutive. When the convertible notes are dilutive, interest on Convertible Notes, net of tax, is added back to net income in order to calculate diluted earnings available to shareholders.

The table below sets forth the potential common shares issuable upon conversion of the Convertible Notes that were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive:

	For the Years Ended December 31,
	2025	2024	2023
Convertible Notes	—	25,751,869	—

The computations for basic and diluted loss per share are as follows:

	For the Years Ended December 31,
	2025	2024	2023
Net Income (Loss)	$633,162	$(90,494)	$1,720,716
Basic Earnings (Loss) Available to Shareholders	$633,162	$(90,494)	$1,720,716

Effect of Dilutive Securities:
Add Back Interest on Convertible Notes (Net of Tax)	5,782	—	5,758
Diluted Earnings (Loss) Available to Shareholders	$638,944	$(90,494)	$1,726,474

Weighted-Average Shares of Common Stock Outstanding	141,453,847	151,306,438	162,490,245
Effect of Diluted Shares:*
Options	560,895	—	1,168,526
Restricted Stock Units	1,181,954	—	1,349,299
Performance Share Units	913,146	—	1,254,050
Convertible Notes	16,242,679	—	25,751,869
Weighted-Average Diluted Shares of Common Stock Outstanding	160,352,521	151,306,438	192,013,989

Earnings (Loss) Per Share:
Basic	$4.48	$(0.60)	$10.59
Diluted	$3.98	$(0.60)	$8.99
*During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards and the potential share settlement impact related to CNX’s Convertible Notes are antidilutive.

Shares of common stock outstanding were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Balance, Beginning of Year	148,879,640	154,382,880	170,841,164
Issuance Related to Stock-Based Compensation (1)	1,071,390	1,672,434	1,106,240
Retirement of Common Stock (2)	(16,869,709)	(7,175,674)	(17,564,524)
Issuance related to Convertible Debt (3)	9,509,188	—	—
Balance, End of Year	142,590,509	148,879,640	154,382,880
(1) See Note 15 – Stock-Based Compensation for additional information.
(2) See Note 5 – Stock Repurchase for additional information.
(3) See Note 12 – Long-Term Debt for additional information.

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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Years Ended December 31,
	2025	2024	2023
Revenue from Contracts with Customers:
Natural Gas Revenue	$1,736,693	$986,028	$1,131,068
NGL Revenue	168,574	190,374	157,573
Oil/Condensate Revenue	8,461	9,675	13,577
Total Natural Gas, NGL and Oil Revenue	1,913,728	1,186,077	1,302,218

Purchased Gas Revenue	45,349	59,467	74,218

Other Sources of Revenue and Other Operating Income:
Gain (Loss) on Commodity Derivative Instruments	96,661	(172,405)	1,928,652
Other Revenue and Operating Income	183,396	193,647	129,860
Total Revenue and Other Operating Income	$2,239,134	$1,266,786	$3,434,948
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

For natural gas, NGL and oil revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $20,074 as of December 31, 2025. The Company expects to recognize net revenue of $16,246 in the next 12 months and $2,600 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGL and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For each of the years ended December 31, 2025, 2024 and 2023, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—ACQUISITIONS AND DISPOSITIONS:
On January 27, 2025, the Company completed the acquisition of Apex Energy II, LLC ("the Apex Transaction") for total cash consideration of approximately $517,599, net of $1,588 of cash received. In May 2025, CNX finalized the initial post-closing adjustments and based on the outcome and the expectation of no further material adjustments, recorded a short-term payable of $10,100. This payable represents the estimated final settlement amount due under the terms of the purchase agreement. The restricted cash balance will be used to satisfy this obligation. The Apex Transaction was classified as an asset acquisition under GAAP as substantially all the fair value of the acquired assets is concentrated in a group of similar identifiable assets, which are primarily oil and gas properties, wells, and well-related equipment. Therefore, the properties were recorded at the total consideration paid, including purchase price adjustments and capitalized transaction costs. The purchase price was allocated to the assets and liabilities acquired based on their estimated relative fair value as of the acquisition date, with approximately $523,256 of the purchase price allocated to proved oil and gas properties, wells, and well-related equipment. The Apex Transaction expands CNX's existing Shale undeveloped leasehold in the central Pennsylvania region and provides an existing infrastructure footprint that can be leveraged for future development.
During the year ended December 31, 2025, CNX acquired various rights-of-way, surface acreage and other oil and gas royalty interests from a third party for net cash proceeds of $24,250 and subject to certain post-closing adjustments. The net cash proceeds are included in Capital Expenditures in the Consolidated Statements of Cash Flows.
During the year ended December 31, 2025, CNX sold approximately 7,500 acres of Marcellus Shale rights primarily located in Monroe County, Ohio to a third party for net cash proceeds of $57,086 and subject to certain post-closing adjustments. The net cash proceeds are included in Proceeds from Asset Sales in the Consolidated Statements of Cash Flows. The net gain on the transaction of $57,086 is included in the Gain on Asset Sales and Abandonments, net in the Consolidated Statements of Income.
During the year ended December 31, 2024, CNX closed on the sale of a non-core pipeline to a third party. The net cash proceeds of $2,017 are included in Proceeds from Asset Sales in the Consolidated Statements of Cash Flows and the net loss on the transaction of $26,150 is included in the Gain on Asset Sales and Abandonments, net in the Consolidated Statements of Income.
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

Additionally, Gain on Asset Sales and Abandonments, net in the Consolidated Statements of Income and Proceeds from Asset Sales in the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023 include the sale of various non-core assets (rights-of-way, surface acreage and other non-operated oil and gas interests and assets), none of which were individually material.

NOTE 5—STOCK REPURCHASE:

The Company’s stock repurchase program was initially announced on September 5, 2017, pursuant to authorization from the Company’s Board of Directors. The Board has periodically increased the authorized dollar amount under the program since its inception. As of December 31, 2025, total authorized repurchases were $2,900,000 of which $428,014 remained available.

On January 29, 2026, the Company announced that its Board of Directors approved a $2,000,000 increase to the Company's existing stock repurchase program. This approval increased the dollar amount of common stock currently available to be repurchased under the Company’s existing stock repurchase program to approximately $2,400,000 on the date of announcement. The stock repurchase program is not subject to a termination date or expiration date. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans.

During the year ended December 31, 2025, 16,869,709 shares were repurchased and retired at an average price of $31.00 per share for a total cost of $528,073, including excise taxes.

During the year ended December 31, 2024, 7,175,674 shares were repurchased and retired at an average price of $24.68 per share for a total cost of $178,583, including excise taxes.

During the year ended December 31, 2023, 17,564,524 shares were repurchased and retired at an average price of $18.14 per share for a total cost of $321,867, including excise taxes.

NOTE 6—INCOME TAXES:

In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments address more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2024 and may be applied prospectively or retrospectively. Effective for the year ended December 31, 2025, we have retrospectively adopted this guidance, which did not have an impact on our financial statements, although it did result in expanded income tax-related disclosures, which are included below.

Income tax expense (benefit) provided on earnings consisted of:

	For the Years Ended December 31,
	2025	2024	2023
Current:
U.S. Federal	$421	$756	$—
U.S. State	8,148	3,245	4,777
	8,569	4,001	4,777
Deferred:
U.S. Federal	132,228	(27,917)	455,224
U.S. State	28,982	(5,952)	42,208
	161,210	(33,869)	497,432

Total Income Tax Expense (Benefit)	$169,779	$(29,868)	$502,209

The components of the net deferred taxes are as follows:

	December 31,
	2025	2024
Deferred Tax Assets:
Net Operating Loss- Federal	$149,684	$137,476
Federal Tax Credits	79,118	44,457
Section 174 Expenses	65,566	91,342
Gas Well Closing	61,234	33,541
Gas Derivatives	60,306	130,834
Net Operating Loss - State	53,679	70,689
Operating Lease Liabilities	38,960	25,650
Interest Limitation	25,623	62,271
State Deferred Tax Adjustment	15,983	15,983
Salary Retirement	8,073	8,037
Equity Compensation	4,670	6,659
Convertible Note Amortization	360	2,121
Other	3,649	2,687
Total Deferred Tax Assets	566,905	631,747
Valuation Allowance	(32,262)	(36,879)
Net Deferred Tax Assets	534,643	594,868

Deferred Tax Liabilities:
Property, Plant and Equipment	(1,350,179)	(1,261,971)
Operating Lease Right-of-Use Assets	(38,173)	(25,071)
Investment in Partnerships	(3,110)	(2,825)
Advance Gas Royalties	(437)	(515)
Other	(111)	(622)
Total Deferred Tax Liabilities	(1,392,010)	(1,291,004)

Net Deferred Tax Liability	$(857,367)	$(696,136)

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

As of December 31, 2025, the Company has a deferred tax asset related to federal net operating losses of $149,684. Because of the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017 and the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted on March 27, 2020, the federal net operating losses (NOLs) generated in 2018 - 2025 do not expire but may only offset 80% of taxable income in any tax years beginning after 2020.

As of December 31, 2025 and 2024, the Company has $79,118 and $44,457, respectively, of Federal Tax Credits available to offset future federal tax. These credits expire between 2036 and 2045.

CNX has, on an after federal tax basis, a deferred tax asset related to state operating losses of $53,679 with a related valuation allowance of $32,262 at December 31, 2025. The deferred tax asset related to state operating losses, on an after-tax adjusted basis, was $70,689 with a related valuation allowance of $36,879 at December 31, 2024. A review of positive and negative evidence regarding these state tax attributes concluded that the valuation allowances for various CNX subsidiaries was warranted.

On July 4, 2025, the United States enacted into law the One, Big, Beautiful Bill Act ("OBBBA"). The OBBBA, which, among other things, allows for 100% bonus depreciation on a permanent basis for property acquired and placed in service on or after January 19, 2025, permanently reinstates the EBITDA limitation for the calculation of the deduction for interest expense after December 31, 2024, and allows permanent expensing rather than a five-year amortization period for domestic R&D amounts paid or incurred in tax years beginning after December 31, 2024. The OBBBA primarily impacts CNX's taxable temporary differences and certain deferred tax assets and liabilities with no material impact to the estimated annual effective tax rate.

On November 12, 2025, Pennsylvania enacted legislation that effectively decoupled from the provision of the OBBBA that allows for permanent expensing rather than a 5-year amortization period for domestic R&D amounts paid or incurred in tax years beginning after December 31, 2024. West Virginia and Virginia have yet to update its Internal Revenue Code fixed date conformity date to a period post enactment of OBBBA, thereby also decoupling from the OBBBA provision discussed above in their entirety.

Pennsylvania enacted legislation in July 2022 that, among other things, gradually reduced the corporate net income tax rate over the next several years beginning in 2023 to 8.99% to ultimately 4.99% in 2031. Beginning in 2022 and in each year thereafter, the Company revised the deferred state income tax rates and apportionment factors for several states to reflect, among other things, the PA rate reduction resulting in a benefit to deferred tax expense in the Consolidated Statements of Income. Deferred taxes also include changes relating to valuation allowance assertions against various state net operating losses due to the tax accounting treatment of unrealized gains and losses on commodity derivatives.

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

The following is a reconciliation, stated as a percentage of pretax income, of the United States statutory federal income tax rate to CNX's effective tax rate:

	For the Years Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rate	$168,618	21.0%	$(25,276)	21.0%	$466,814	21.0%
State Income Taxes, Net of Federal
Income Tax Effect (1)	37,330	4.7	(4,610)	3.8	83,379	3.8
Effect of Changes in Tax Laws or Rates
Enacted in the Current Period	2,706	0.3	2,806	(2.3)	297	—
Tax Credits
Research and development tax credits	(14,251)	(1.8)	850	(0.7)	(28,974)	(1.3)
Energy-related tax credits	(36,217)	(4.5)	(15,266)	12.7	—	—
Foreign Tax Credits	—	—	—	—	7,738	0.3
Changes in Valuation Allowances	(4,617)	(0.6)	(2,385)	2.0	(45,345)	(2.0)
Nontaxable or Nondeductible Items
Share-based payment awards	1,098	0.1	(40)	—	1,036	—
Other	356	—	515	(0.4)	428	—
Changes in Unrecognized Tax Benefits	15,807	2.0	13,309	(11.1)	17,673	0.8
Other Adjustments	(1,051)	(0.1)	229	(0.2)	(837)	—

Effective Tax Rate	$169,779	21.1%	$(29,868)	24.8%	$502,209	22.6%
(1) State taxes in Pennsylvania, Virginia and West Virginia made up the majority (greater than 50 percent) of the tax effect in this category.

The effective tax rate for the year ended December 31, 2025 differs from the U.S. federal statutory rate primarily due to federal income tax credits, offset by uncertain tax positions, state taxes, equity compensation, and the decrease in certain state valuation allowance assertions.

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

CNX files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for the years before 2022.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits is as follows:

	For the Years Ended
	December 31,
	2025	2024
Balance at Beginning of Period	$113,227	$99,918
Additions based on tax positions related to the current year	17,341	18,224
Additions for tax positions of prior years	1,821	—
Reductions for tax positions of prior years	(3,355)	(4,915)
Balance at End of Period	$129,034	$113,227

If these unrecognized tax benefits were recognized, $129,034 and $113,227 would affect CNX’s effective tax rate for 2025 and 2024, respectively.

In 2025 and 2024, CNX recognized an increase in unrecognized tax benefits of $17,341 and $18,224, respectively, for tax benefits resulting from tax positions expected to be taken on our 2025 federal tax return for federal tax credits. CNX also recognized a change in unrecognized tax benefits of $(1,534) and $(4,915), respectively, for tax benefits resulting from tax positions taken during prior period federal tax returns for federal tax credits.

CNX recognizes accrued interest related to unrecognized tax benefits in its interest expense. As of December 31, 2025 and 2024, the Company reported no accrued liability relating to interest in Other Liabilities in the Consolidated Balance Sheets. During the years ended December 31, 2025 and 2024, CNX paid no interest related to income tax deficiencies.

CNX recognizes penalties accrued related to uncertain tax positions in its income tax expense. CNX had no accrued liabilities for tax penalties as of December 31, 2025 and 2024.

The following table summarizes income taxes paid (net of refunds received). All jurisdictions in which income taxes paid (net of refunds received) were equal to or greater than five percent of total income taxes paid are included below (if the noted jurisdiction did not meet the five percent threshold for a particular year, the amount for that year is not included below).

	For the Years Ended December 31,
	2025	2024	2023
U.S. Federal	$2,500	$650	$—
Pennsylvania	4,898	5,402	7,327
Total Income Taxes Paid	$7,398	$6,052	$7,327

NOTE 7—ASSET RETIREMENT OBLIGATIONS:
The reconciliation of changes in asset retirement obligations is as follows:

	December 31,
	2025	2024
Balance, Beginning of Year	$132,064	$113,212
Obligations Divested	(1,778)	(134)
Accretion Expense	11,703	9,486
Obligations Incurred	9,540	2,172
Obligations Settled	(8,072)	(7,475)
Revisions in Estimated Cash Flows	40,669	14,803
Balance, End of Year	$184,126	$132,064
NOTE 8—PROPERTY, PLANT AND EQUIPMENT:

	December 31,
	2025	2024
Intangible Drilling Cost	$6,755,849	$6,171,177
Gas Gathering Equipment	2,771,747	2,660,668
Gas Wells and Related Equipment	1,833,856	1,657,272
Proved Gas Properties	1,457,919	1,396,631
Unproved Gas Properties	747,528	721,692
Surface Land and Other Equipment	179,676	180,408
Other	310,649	250,100
Total Property, Plant and Equipment	14,057,224	13,037,948
Less: Accumulated Depreciation, Depletion and Amortization	6,193,871	5,653,837
Total Property, Plant and Equipment - Net	$7,863,353	$7,384,111

Amounts below reflect properties where drilling operations have not yet commenced and therefore were not being amortized for the years ended December 31, 2025 and 2024, respectively. These assets will be amortized using the units-of-production method and reclassified to proved gas properties when placed in service.

	December 31,
	2025	2024
Unproved Gas Properties	$747,528	$721,692
Advance Royalties	1,721	2,026
Total	$749,249	$723,718

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

For the Company’s annual impairment assessment during the fourth quarter of 2025, the Company elected to perform a qualitative impairment test on its goodwill and concluded that it is more likely than not that the fair value exceeded the carrying value and goodwill was not impaired.

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

The accumulated impairment loss on goodwill is $473,045, resulting in a carrying value of $323,314 at both December 31, 2025 and 2024.

Other Intangible Assets:

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	December 31,
	2025	2024
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	52,419	45,867
Total Other Intangible Assets, net	$57,333	$63,885

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets was $6,552 for the year ended December 31, 2025, $6,553 for the year ended December 31, 2024, and $6,552 for the year ended December 31, 2023. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 10—REVOLVING CREDIT FACILITIES:

CNX:
CNX as borrower and certain of its subsidiaries (not including CNX Midstream Partners LP (CNXM)) as guarantor loan parties entered into a Fourth Amended and Restated Credit Agreement for a senior secured revolving credit facility (the “CNX Credit Facility”), dated as of May 17, 2024 and maturing on May 17, 2029, subject to the terms described below. On May 14, 2025, the CNX Credit Facility borrowing base increased from $2,250,000 to $2,400,000 borrowing base as part of the semi-annual redetermination. Elected commitments remained unchanged at $1,400,000.

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

The CNX Credit Facility also requires that CNX maintain a maximum net leverage ratio of no greater than 3.50 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding derivative asset/liability position, and convertible note liability until one year prior to maturity, and borrowings under the revolver, measured quarterly. The calculation of all of the ratios excludes CNXM, its subsidiaries, and its general partner. CNX was in compliance with all financial covenants as of December 31, 2025.

At December 31, 2025, the CNX Credit Facility had $200,000 of borrowings outstanding, with a weighted average interest rate of 5.69% and $27,997 of letters of credit outstanding, leaving $1,172,003 of unused capacity. At December 31, 2024, the prior CNX Credit Facility had $43,450 of borrowings outstanding with a weighted average interest rate of 6.45%, and $27,156 of letters of credit outstanding, leaving $1,329,394 of unused capacity.

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

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum net leverage ratio of no greater than between 5.00 to 1.00 (ranging to no greater than 5.25 to 1.00 in certain circumstances); (y) a maximum secured leverage ratio of no greater than 3.25 to 1.00 and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00; in each case as calculated in accordance with the terms and definitions determining such ratios contained in the CNXM Credit Facility. CNXM was in compliance with all financial covenants as of December 31, 2025.

At December 31, 2025, the CNXM Credit Facility had $32,750 of borrowings outstanding, with a weighted average interest rate of 5.58% and no letters of credit outstanding, leaving $567,250 of unused capacity. At December 31, 2024, the prior CNXM Credit Facility had $16,050 of borrowings outstanding, with a weighted average interest rate of 6.75% and no letters of credit outstanding, leaving $583,950 of unused capacity.

NOTE 11—OTHER ACCRUED LIABILITIES:

	December 31,
	2025	2024
Royalties	$121,078	$100,518
Accrued Interest	50,871	45,812
Current Portion Settlement - See Note 11	23,216	7,080
Short-Term Incentive Compensation	22,658	22,580
Transportation Charges	21,706	17,922
Deferred Revenue	14,589	20,696
Accrued Other Taxes	8,084	9,216
Accrued Payroll & Benefits	6,884	7,357
Purchased Gas Payable	554	143
Other	32,614	15,125
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	21,075	12,875
Salary Retirement	2,647	1,908
Total Other Accrued Liabilities	$325,976	$261,232

NOTE 12—LONG-TERM DEBT:

	December 31,
	2025	2024
Senior Notes due March 2032 at 7.25% (Principal of $600,000 and $400,000 less Unamortized Discount of $5,160 and $4,479, respectively)	$594,840	$395,521
Senior Notes due January 2029 at 6.00%, Issued at Par Value	500,000	500,000
Senior Notes due January 2031 at 7.375% (Principal of $500,000 less Unamortized Discount of $3,800 and $4,554, respectively)	496,200	495,446
CNX Midstream Partners LP Senior Notes due April 2030 at 4.75% (Principal of $400,000 less Unamortized Discount of $2,500 and $3,077, respectively)*	397,500	396,923
Convertible Senior Notes due May 2026 at 2.25% (Principal of $208,556 and $330,654 less Unamortized Discount and Issuance Costs of $425 and $2,658, respectively)	208,131	327,996
CNX Revolving Credit Facility	200,000	43,450
CNX Midstream Partners LP Revolving Credit Facility*	32,750	16,050
Less: Unamortized Debt Issuance Costs	8,062	9,386
	$2,421,359	$2,166,000
Less: Current Portion	208,095	327,766
Long-Term Debt	$2,213,264	$1,838,234
*CNX is not a guarantor of CNXM's 4.75% Senior Notes due April 2030 or the CNXM Credit Facility.

At December 31, 2025, annual undiscounted maturities of CNX and CNXM long-term debt during the next five years and thereafter are as follows:

Year ended December 31,	Amount
2026	$208,556
2027	—
2028	—
2029	732,750
2030	400,000
Thereafter	1,100,000
Total Long-Term Debt Maturities	$2,441,306

On December 15, 2025, CNX entered into a privately negotiated exchange agreement (the “exchange agreement”) with a limited number of holders of its 2.25% Convertible Notes due May 2026 ("Convertible Notes") to exchange approximately $122,098 principal amount of Convertible Notes conversion right exercises by issuing an aggregate 9,509,188 shares of CNX common stock to the converting holders representing an average conversion price of $12.84 per share. The shares of CNX common stock issued in the transaction were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 4(a)(2) of the Securities Act in transactions not involving any public offering. The exchange agreement also included additional cash consideration of approximately $855, including accrued interest. As part of the transaction, a loss of $842 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income during the year ended December 31, 2025.

During the year ended December 31, 2025, CNX issued $200,000 aggregate principal amount of additional 7.25% senior notes due 2032 (the "New Notes") at a price of 100.5% of par, plus accrued interest from September 1, 2024 to the date of closing less an underwriter discount and other issuance costs of $1,500. The New Notes were issued as additional notes under that certain indenture, dated February 23, 2024 (the "Indenture"), pursuant to which CNX previously issued $400,000 aggregate principal amount of 7.25% senior notes due 2032 (the "Initial Notes"). The New Notes are guaranteed by all of CNX's restricted subsidiaries that guarantee the CNX Credit Facility (see Note 10 – Revolving Credit Facilities) and will have identical terms as the Initial Notes, other than the issue date, the initial offering price and the first interest payment date, and the New Notes and the Initial Notes will be treated as a single class of securities under the Indenture and will vote together as a single class.

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

During the year ended December 31, 2024, CNX purchased and retired $350,000 aggregate principal amount of its outstanding 7.25% Senior Notes due March 2027. As part of the transaction, a loss of $7,043 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income during the year ended December 31, 2024.

In 2020, CNX issued $345,000 in aggregate principal amount of Convertible Notes due May 2026 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, including $45,000 aggregate principal amount of Convertible Notes issued pursuant to the exercise in full of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes are senior, unsecured obligations of the Company. The Convertible Notes bear interest at a fixed rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2020. Proceeds from the issuance of the Convertible Notes totaled $334,650, net of initial purchaser discounts and issuance costs. The Convertible Notes are guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner). In addition to the December 15, 2025 exchange discussed above, CNX had previously purchased approximately $14,346 of its outstanding Convertible Notes during the year ended December 31, 2022.

The initial conversion rate of the Convertible Notes is 77.8816 shares of CNX's common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $12.84 per share, subject to adjustment upon the occurrence of specified events.

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

On January 28, 2026, in accordance with the indenture governing the Convertible Notes, CNX issued a notice of settlement method election for all of the outstanding Convertible Notes providing that CNX would settle any of the Convertible Notes outstanding by issuing shares of the company's common stock, together, if applicable, with cash in lieu of fractional shares, as provided for in the indenture. From and after February 1, 2026, note holders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.

Before February 1, 2026, note holders had the right to convert their Convertible Notes only upon the occurrence of the following events:

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
•if CNX called any or all of the Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of certain specified corporate events as set forth in the indenture governing the Convertible Notes.

If certain corporate events that constituted a “Fundamental Change” (as defined in the indenture governing the Convertible Notes) had occurred, the noteholders may have been required by the Company to repurchase their Convertible Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change included certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.

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

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

	December 31,
	2025	2024
Liability Component:
Principal	$208,556	$330,654
Unamortized Issuance Costs	$(425)	$(2,658)
Net Carrying Amount	$208,131	$327,996

Fair Value	$596,798	$953,613
Fair Value Hierarchy	Level 2	Level 2

Interest expense related to the Convertible Notes is as follows:

	For the Years Ended December 31,
	2025	2024
Contractual Interest Expense	$7,333	$7,440
Amortization of Issuance Costs	1,922	1,928
Total Interest Expense	$9,255	$9,368

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

On January 2, 2024, CNX entered into a new lease for an electric-powered drilling system that is expected to result in a finance lease asset, to be included within property, plant and equipment, and as a finance lease obligation of $18,823 in 2026, which is when the lease is expected to commence.
The components of lease cost were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Operating Lease Cost	$58,694	$60,572	$63,087
Finance Lease Cost:
Amortization of Right-of-Use Assets	7,054	2,898	1,628
Interest on Lease Liabilities	1,703	814	429
Short-term Lease Cost	3,950	1,533	2,357
Variable Lease Cost*	—	4,517	12,401
Total Lease Cost	$71,401	$70,334	$79,902
*Amounts recognized in the Consolidated Balance Sheets for natural gas drilling rigs are measured using the rates that would be paid if the rigs were idle, as this represents the minimum payment that could be made under the contract. Variable lease cost represents amounts paid for natural gas drilling rigs above this minimum when the rigs are in use. Amounts recognized in the Consolidated Balance Sheets for electric fracturing equipment are measured using minimum pumping hours under the contract; however, pumping hours may exceed the minimum and vary period to period. Any such amounts paid related to pumping hours in excess of the minimum represent variable lease cost. For the year ended December 31, 2025, actual utilization was below the minimum payment, resulting in no additional variable lease expense.

Amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2025	2024
Operating Leases:
Operating Lease Right-of-Use Assets	$150,310	$98,713

Current Portion of Operating Lease Obligations	$48,453	$51,474
Operating Lease Obligations	104,955	49,519
Total Operating Lease Liabilities	$153,408	$100,993

Finance Leases:
Property, Plant and Equipment	$40,615	$31,751
Less—Accumulated Depreciation, Depletion and Amortization	11,735	5,539
Property, Plant and Equipment—Net	$28,880	$26,212

Current Portion of Finance Lease Obligations	$5,095	$4,236
Finance Lease Obligations	24,991	21,040
Total Finance Lease Liabilities	$30,086	$25,276

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
	2025	2024	2023
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating Cash Flows for Operating Leases	$58,644	$61,475	$64,139
Operating Cash Flows for Finance Leases	$1,703	$814	$429
Financing Cash Flows for Finance Leases	$4,465	$2,409	$1,627
Right-of-Use Assets Obtained in Exchange for Lease Obligations:
Operating Leases	$103,296	$13,996	$19,477
Finance Leases	$9,568	$20,407	$6,178

Maturities of lease liabilities are as follows:

	Operating	Finance
	Leases	Leases
Year Ended December 31,
2026	$56,399	$6,874
2027	49,306	6,772
2028	44,983	11,158
2029	6,620	2,810
2030	6,624	2,293
Thereafter	7,225	6,271
Total Lease Payments	171,157	36,178
Less: Interest	17,749	6,092
Present Value of Lease Liabilities	$153,408	$30,086

Lease terms and discount rates are as follows:

	For the Years Ended December 31,
	2025	2024	2023
Weighted Average Remaining Lease Term (years):
Operating Leases	3.63	3.66	3.59
Finance Leases	4.35	4.35	4.08

Weighted Average Discount Rate:
Operating Leases	6.16%	5.04%	4.84%
Finance Leases	6.08%	6.32%	7.35%

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

The reconciliation of changes in the benefit obligation, plan assets and funded status of the pension benefits is as follows:

	December 31,
	2025	2024
Change in Benefit Obligation:
Benefit Obligation at Beginning of Period	$31,699	$33,541
Interest Cost	1,653	1,657
Actuarial Loss (Gain)	328	(1,696)
Benefits and Other Payments	(1,809)	(1,803)
Benefit Obligation at End of Period	$31,871	$31,699

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Period	$—	$—
Company Contributions	1,809	1,803
Benefits and Other Payments	(1,809)	(1,803)
Fair Value of Plan Assets at End of Period	$—	$—

Funded Status:
Current Liabilities	$(2,647)	$(1,908)
Noncurrent Liabilities	(29,224)	(29,791)
Net Obligation Recognized	$(31,871)	$(31,699)

Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Net Actuarial Loss	$7,402	$7,235
Prior Service Cost	399	620
Total	7,801	7,855
Less: Tax Benefit	2,122	2,143
Net Amount Recognized	$5,679	$5,712

The components of the net periodic benefit cost are as follows:

	For the Years Ended December 31,
	2025	2024	2023
Components of Net Periodic Benefit Cost:
Interest Cost	1,653	1,657	1,675
Amortization of Prior Service Cost	221	221	222
Recognized Net Actuarial Loss	161	223	173
Net Periodic Benefit Cost	$2,035	$2,101	$2,070

CNX utilizes a corridor approach to amortize actuarial gains and losses that have been accumulated under the pension plan. Cumulative gains and losses that are in excess of 10% of the greater of either the projected benefit obligation (PBO) or the market-related value of plan assets are amortized over the expected remaining future lifetime of all plan participants for the pension plan.

The following table provides information related to the pension plan with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2025	2024
Projected Benefit Obligation	$31,871	$31,699
Accumulated Benefit Obligation	$31,871	$31,699
Fair Value of Plan Assets	$—	$—
Assumptions:

The weighted-average assumptions used to determine benefit obligations are as follows:

	As of December 31,
	2025	2024
Discount Rate	5.35%	5.65%
Rate of Compensation Increase	—%	—%
Interest Credited Rate	5.31%	5.20%

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

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	For the Years ended December 31,
	2025	2024	2023
Discount Rate	5.65%	5.15%	5.43%
Rate of Compensation Increase	—%	—%	—%
Interest Credited Rate	5.35%	5.04%	4.81%

Cash Flows:
The following benefit payments, which reflect expected future service, are expected to be paid:

Pension
Year ended December 31,	Benefits
2026	$2,647
2027	$2,649
2028	$2,651
2029	$2,655
2030	$2,662
Year 2031-2035	$13,155
NOTE 15—STOCK-BASED COMPENSATION:
CNX's Equity Incentive Plan provides for grants of stock-based awards to key employees and to non-employee directors. Amendments to the Equity Incentive Plan have been adopted and approved by the Board of Directors and the Company's shareholders since the commencement of the Equity Incentive Plan. Most recently, in May 2020, the Company's shareholders adopted and approved a 10,775,000 increase to the total number of shares available for issuance. At December 31, 2025, 3,833,203 shares of common stock remained available for grant under the plan. The Equity Incentive Plan provides that the aggregate number of shares available for issuance will be reduced by one share for each share relating to stock options and by 1.62 for each share relating to Performance Share Units (PSUs) or Restricted Stock Units (RSUs). No award of stock options may be exercised under the Equity Incentive Plan after the tenth anniversary of the grant date of the award.

For those shares expected to vest, CNX recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term. RSUs vest over a three-year term. PSUs typically vest over a three-year cliff term unless otherwise noted. Special PSUs granted in August 2023 and January 2025 vest over a seven-year term. All PSUs are subject to specific performance conditions. If an employee leaves the Company, all unvested shares are forfeited. CNX recognizes forfeitures as they occur. The vesting of all awards will accelerate in the event of death and disability and may accelerate upon a change in control of CNX.

The total stock-based compensation expense recognized relating to CNX shares during the years ended December 31, 2025, 2024 and 2023 was $23,679, $20,091 and $20,235, respectively. The related deferred tax benefit totaled $12,200, $14,243 and $6,983, respectively.

As of December 31, 2025, CNX has $37,009 of unrecognized compensation cost related to all non-vested stock-based compensation awards, which is expected to be recognized over a weighted-average period of 2.48 years. When stock options are exercised, and restricted and performance stock unit awards become vested, the issuances are made from CNX's common stock shares.
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

There were no options granted during the year ended December 31, 2025. The total fair value of options granted during the years ended December 31, 2024 and 2023 was $115 based on the following assumptions and weighted average fair values.

	December 31,
	2025	2024	2023
Weighted Average Fair Value of Grants	$—	$10.40	$7.06
Risk-free Interest Rate	—%	4.49%	3.24%
Expected Dividend Yield	—%	—%	—%
Expected Forfeiture Rate	—%	—%	—%
Expected Volatility	—%	41.00%	48.70%
Expected Term in Years	—	5.50	5.50
A summary of the status of stock options granted is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term (in	Value (in
	Shares	Price	years)	thousands)
Outstanding at December 31, 2024	947,257	$10.48
Exercised	(267,347)	$7.83
Outstanding at December 31, 2025	679,910	$11.53	2.04	$17,163
Exercisable at December 31, 2025	679,910	$11.53	2.04	$17,163
At December 31, 2025, there were 311,015 employee stock options outstanding under the Equity Incentive Plan. Non-employee director stock options vest one year after the grant date. There are 368,895 stock options outstanding under these grants.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between CNX's closing stock price on the last trading day of the year ended December 31, 2025 and the option's exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2025. This amount varies based on the fair market value of CNX's stock. The total intrinsic value of options exercised for the years ended December 31, 2025, 2024 and 2023 was $7,362, $19,608 and $2,015, respectively.

Cash received from option exercises for the years ended December 31, 2025, 2024 and 2023 was $2,094, $2,689 and $1,760, respectively. The tax impact from option exercises totaled $1,871, $5,196 and $529 for the years ended December 31, 2025, 2024 and 2023, respectively.

Restricted Stock Units:

Under the Equity Incentive Plan, CNX grants certain employees and non-employee directors RSU awards, which entitle the holder to receive shares of common stock as the award vests. Non-employee director RSUs vest at the end of one year. Compensation expense is recognized over the vesting period of the units, described above. The total fair value of RSUs granted during the years ended December 31, 2025, 2024 and 2023 was $15,892, $15,810 and $16,194, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2025, 2024 and 2023 was $14,607, $12,671 and $12,321, respectively.

The following table represents the nonvested restricted stock units and their corresponding fair value (based upon the closing share price) at the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2024	1,430,084	$18.60
Granted	485,203	$32.75
Vested	(772,947)	$18.09
Forfeited	(46,282)	$27.68
Nonvested at December 31, 2025	1,096,058	$24.84
Performance Share Units:
Under the Equity Incentive Plan, CNX grants certain employees performance share unit awards, which entitle the holder to shares of common stock subject to the achievement of certain market and performance goals. Compensation expense is recognized over the performance measurement period of the units in accordance with the provisions of the Stock Compensation Topic of the FASB Accounting Standards Codification for awards with market and performance vesting conditions. The total fair value of performance share units granted during the years ended December 31, 2025, 2024 and 2023 was $17,951, $9,713 and $18,383, respectively. The total fair value of performance share units vested during the years ended December 31, 2025, 2024 and 2023 was $6,069, $8,002 and $4,563, respectively.
The following table represents the nonvested performance share units and their corresponding fair value (based upon the Monte Carlo Methodology for market-based awards and the stock price on the date of grant for performance-based awards) on the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2024	2,655,861	$11.98
Granted	760,635	$23.60
Vested	(495,622)	$12.25
Forfeited	(58,199)	$21.45
Nonvested at December 31, 2025	2,862,675	$14.63

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION:
The following are non-cash transactions that impact the investing and financing activities of CNX.

As of December 31, 2025, 2024 and 2023, CNX purchased goods and services related to capital projects in the amount of $59,814, $30,905 and $28,198, respectively, which are included in accounts payable.

The following table shows cash paid:

	For the Years Ended December 31,
	2025	2024	2023
Interest (Net of Amounts Capitalized)	$154,598	$136,263	$122,279

As part of the acquisition of Apex Energy II, LLC (see Note 4 – Acquisitions and Dispositions for additional information), CNX was contractually required to maintain an escrow account in accordance with the terms of the purchase agreement. The escrow was established to facilitate the settlement of certain post-closing adjustments related to the transaction. As of December 31, 2025, the amount in escrow was classified as Restricted Cash on the Company’s Consolidated Balance Sheets.

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

NOTE 17—CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:
CNX markets natural gas primarily to gas wholesalers in the United States. Concentration of credit risk is summarized below:

	December 31,
	2025	2024
Gas Wholesalers	$244,102	$151,031
NGL, Condensate & Processing Facilities	14,665	22,404
Other	5,975	6,196
Allowance for Credit Losses	(84)	(84)
Total Accounts Receivable Trade	$264,658	$179,547
As of December 31, 2025, a receivable of $34,293 due from NRG Business Marketing LLC was included in the Gas Wholesalers balance above. As of December 31, 2024, a receivable of $15,018 due from NRG Business Marketing LLC was included. No other customers made up more than 10% of the total balances.
During the year ended December 31, 2025, sales to NRG Business Marketing LLC were $223,210, sales to DTE Energy Trading, Inc were $208,775, and sales to Citadel Energy Marketing LLC were $205,993, each of which comprised over 10% of the Company's revenue from contracts with external customers for the period.
During the year ended December 31, 2024, sales to Citadel Energy Marketing LLC were $134,909 and sales to NRG Business Marketing LLC were $132,935, each of which comprised over 10% of the Company's revenue from contracts with external customers for the period.
During the year ended December 31, 2023, sales to Citadel Energy Marketing LLC were $180,039 and sales to NRG Business Marketing LLC were $165,465, each of which comprised over 10% of the Company's revenue from contracts with external customers for the period.

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

The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at December 31, 2025				Fair Value Measurements at December 31, 2024
Description	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Commodity Derivatives	$—	$(295,849)	*	$—	$—	$(536,046)	**	$—
*Includes $58,387 of commodity derivatives that have been settled but not paid at December 31, 2025.
**Includes $2,309 of commodity derivatives that have been settled but not received and $23,212 that have been settled but not paid at December 31, 2024.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$779	$779	$17,198	$17,198
Restricted Cash*	$12,685	$12,685	$37,875	$37,875
Long-Term Debt (Excluding Debt Issuance Costs)	$2,429,421	$2,850,144	$2,175,386	$2,785,556
*The December 31, 2025 and 2024 restricted cash balances are located in current assets in the Consolidated Balance Sheets.

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

The total notional amounts of CNX's derivative instruments were as follows:

	December 31,		Forecasted to
	2025	2024	Settle Through
Natural Gas Commodity Swaps (Bcf)	929.8	1,163.7	2028
Natural Gas Basis Swaps (Bcf)	585.5	688.7	2028
NGL Commodity Swaps (Mbbls)	180.0	351.0	2026

The gross fair value of CNX's derivative instruments was as follows:

	December 31,
	2025	2024
Current Assets:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$74,064	$45,336
NGL Commodity Swaps	1,730	90
Natural Gas Basis Swaps	30,274	42,499
Total Current Assets	$106,068	$87,925

Other Non-Current Assets:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$117,524	$117,875
Natural Gas Basis Swaps	16,872	42,308
Total Other Non-Current Assets	$134,396	$160,183

Current Liabilities:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$323,169	$300,994
NGL Commodity Swaps	—	839
Natural Gas Basis Swaps	54,776	52,788
Total Current Liabilities	$377,945	$354,621

Non-Current Liabilities:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$101,387	$364,662
Natural Gas Basis Swaps	56,981	64,871
Total Non-Current Liabilities	$158,368	$429,533

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Years Ended December 31,
	2025		2024		2023
Realized (Loss) Gain on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$(188,791)		$275,672		$62,567
Natural Gas Basis Swaps	7,208		4,900		98,582
NGL Commodity Swaps	563		623		1,877
Total Realized (Loss) Gain on Commodity Derivative Instruments	(181,020)	*	281,195	**	163,026	***

Unrealized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	306,779		(286,567)		1,858,060
Natural Gas Basis Swaps	(31,180)		(165,566)		(93,222)
NGL Commodity Swaps	2,082		(1,467)		788
Total Unrealized Gain (Loss) on Commodity Derivative Instruments	277,681		(453,600)		1,765,626

Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	117,988		(10,895)		1,920,627
Natural Gas Basis Swaps	(23,972)		(160,666)		5,360
NGL Commodity Swaps	2,645		(844)		2,665
Total Gain (Loss) on Commodity Derivative Instruments	$96,661		$(172,405)		$1,928,652
*Includes $58,387 that have been settled but not paid at December 31, 2025, and excludes $2,309 of commodity derivatives that have been settled but not received and $23,212 that have been settled but not paid at December 31, 2024.
**Includes $2,309 of commodity derivatives that have been settled but not received and $23,212 that have been settled but not paid at December 31, 2024, and excludes $6,741 of commodity derivatives that have been settled but not received and $900 that have been settled but not paid at December 31, 2023.
***Includes $6,741 of commodity derivatives that were settled but not received and $900 that have been settled but not paid at December 31, 2023, and excludes $77,662 of commodity derivatives that were settled but not paid at December 31, 2022.

The effect of interest rate swaps on Interest Expense in the Company's Consolidated Statements of Income was as follows:

	For the Years Ended December 31,
	2025	2024	2023
Cash Received in Settlement of Interest Rate Swaps	$—	$1,103	$4,207
Unrealized Loss on Interest Rate Swaps	—	(1,099)	(3,463)
Gain on Interest Rate Swaps	$—	$4	$744

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

The 1992 Coal Industry Retiree Health Benefit Act ("Coal Act"), in Section 9711, requires coal companies that were providing health benefits to United Mine Workers of America ("UMWA") retirees as of February 1993 to continue providing health benefits to such individuals, in substantially the same coverages, for as long as the last signatory operator remains in business. Section 9711 also requires any "related person" to be joint and severally liable for the provision of these health benefits. On May 1, 2020, the court in the Murray Energy Corporation ("Murray") bankruptcy proceedings approved a settlement agreement between Murray and the UMWA that transferred to the UMWA 1992 Benefit Plan the Coal Act liabilities for retirees in Murray’s Section 9711 plan. The retirees transferred by Murray to the 1992 Benefit Plan include approximately 2,159 retirees allegedly traced to the December 2013 sale by Core Natural Resources, Inc., the successor by merger to CONSOL Energy (“Core”) to Murray Energy of the following possible last signatory operators: Consolidation Coal Company, McElroy Coal Company, Southern Ohio Coal Company, Central Ohio Coal Company, Keystone Coal Mining Corp., and Eighty-Four Mining Company (the "Sold Subsidiaries"). On May 2, 2020, the Trustees of the UMWA 1992 Benefit Plan sued CNX and Core in federal court contending that the Sold Subsidiaries were last signatory operators and that CNX and Core are related persons to the Sold Subsidiaries and, as such, CNX and Core are jointly and severally liable for the Coal Act health benefits allegedly owed to the eligible retirees traced to the Sold Subsidiaries. The 1992 Benefit Plan seeks, among other relief, a declaration that CNX and Core are obligated to enroll the eligible retirees attributed to the Sold Subsidiaries in a Section 9711 plan; that CNX and Core are liable to post the security required by Section 9712; and, that CNX and Core are liable to pay per beneficiary premiums until the eligible retirees are enrolled in a Section 9711 plan, and other fees, costs and disbursements under the Coal Act. On March 29, 2022, the Court denied the Defendants’ Motions to Dismiss CNX and Core are now defending this action on the merits. Further, under the Separation and Distribution Agreement ("SDA") that was entered into at the time CNX spun-out its coal business in 2017, Core agreed to indemnify CNX for all coal-related liabilities, including this lawsuit. With respect to this matter, although a loss is possible, it is not probable, and accordingly no accrual has been recognized.

On July 22, 2021, CNX received a letter from the UMWA 1974 Pension Plan ("1974 Plan") requesting information related to the facts and circumstances surrounding the 2013 sale of certain of its coal subsidiaries to Murray Energy. The letter indicated that litigation related to potential withdrawal liabilities from the plan created by the 2019 bankruptcy of Murray Energy was reasonably foreseeable and at that time, no liability had been assessed. The 1974 Plan never issued an assessment to CNX. Following a period of discovery, CNX and the 1974 Plan mediated the claim in February 2024. By agreement dated March 4, 2024, CNX settled the 1974 Plan claim for $75,000 which is payable over five-years with the initial payment made at the end of March 2024. Under the SDA, Core became successor-in-interest to the “Coal Business” and accepted and agreed to assume and be responsible for all “Coal Liabilities.” The assumed “Coal Liabilities” are defined broadly in the SDA and specifically include claims, like the 1974 Plan claim, arising under ERISA; involving contributions or other obligations pursuant to any Benefits Plan; and any withdraw liabilities. Core also unequivocally agreed to defend and indemnify CNX for all liabilities relating to, arising out of or resulting from any “Coal Liabilities.” CNX timely tendered the 1974 Plan claim to Core for defense and indemnity in July 2021, which it denied. CNX continued to demand indemnity from Core including prior to, during and after the March 2024 mediation. After Core repudiated its contractual obligations to CNX, and after having timely fulfilled all SDA prerequisites for bringing the action, on March 7, 2024, CNX sued Core for breach of contract seeking an order requiring Core to indemnify CNX for the 1974 Plan claim settlement. On November 8, 2024, the court granted CNX’s Motion for Partial Summary Judgment (the “Summary Judgment Grant”), finding that Core is obligated to indemnify CNX for its settlement of the 1974 Plan claim and to reimburse CNX for its attorney’s fees and costs to defend and resolve the underlying 1974 Plan claim. As of December 31, 2025, Core has reimbursed CNX for all settlement payments made to the 1974 Plan, plus interest. The present value of the $75,000 settlement, less payments made, is recognized in Other Liabilities in the Consolidated Balance Sheets as of December 31, 2025, with the current portion recognized in Other Accrued Liabilities. A corresponding receivable, less payments received, is recognized in Other Non-Current assets in the Consolidated Balance Sheets as of December 31, 2025, with the current portion recognized in Other Receivables, net. These balances may be adjusted from time to time, as appropriate, to reflect changes in circumstances.

At December 31, 2025, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on CNX's financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Firm Transportation	$25,077	$25,077	$—	$—	$—
Other	2,920	2,920	—	—	—
Total Letters of Credit	27,997	27,997	—	—	—
Surety Bonds:
Employee-Related	2,250	2,250	—	—	—
Environmental	40,005	40,005	—	—	—
Firm Transportation	129,336	129,336	—	—	—
Financial Guarantees	93,000	93,000	—	—	—
Other	12,957	12,957	—	—	—
Total Surety Bonds	277,548	277,548	—	—	—
Other Guarantees	2,887	707	1,414	766	—
Total Commitments	$308,432	$306,252	$1,414	$766	$—

Excluded from the above table are commitments and guarantees entered into in conjunction with the spin-off of the Company's coal business in November 2017. Although Core has agreed to indemnify CNX to the extent that CNX would be called upon to pay any of these liabilities, there is no assurance that Core will satisfy its obligations to indemnify CNX in the event that CNX is so called upon (See “Item 1A. Risk Factors” in this Form 10-K).

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of December 31, 2025, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$270,869
1 - 3 years	479,607
3 - 5 years	273,803
More than 5 years	457,473
Total Purchase Obligations	$1,481,752

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
Reportable segment results for the year ended December 31, 2025 are:

	For the year ended December 31, 2025
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$1,763,961	$148,017	$1,750	$1,913,728	(A)
(Loss) Gain on Commodity Derivative Instruments	(169,598)	(11,354)	277,613	96,661
Purchased Gas Revenue	—	—	45,349	45,349
Other Revenue and Operating Income	69,169	—	114,227	183,396	(B)
Total Revenue and Other Operating Income	$1,663,532	$136,663	$438,939	$2,239,134
Lease Operating Expense	73,302	24,043	71	97,416
Transportation, Gathering and Compression	317,424	63,869	1,811	383,104
Production, Ad Valorem, and Other Fees	24,749	6,412	39	31,200
Depreciation, Depletion and Amortization	488,021	59,188	26,905	574,114
Interest Expense	—	—	170,592	170,592
Other Segment Items	—	—	179,767	179,767
Total Costs and Expenses	$903,496	$153,512	$379,185	$1,436,193
Income (Loss) Before Income Tax	$760,036	$(16,849)	$59,754	$802,941
(A) Included in Total Natural Gas, NGLs and Oil Revenue are sales of $223,210 to NRG Business Marketing LLC, $208,775 to DTE Energy Trading, Inc, and $205,993 to Citadel Energy Marketing LLC, each of which comprises over 10% of revenue from contracts with external customers for the period.

(B) Includes midstream revenue of $69,169 and equity in loss of unconsolidated affiliates of $740 for Shale and Other, respectively. Other also includes sales of environmental attributes of $77,829.

Other Segment Disclosures	For the year ended December 31, 2025
	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$7,218,019	$909,304	$967,123	$9,094,446	(C)
Capital Expenditures	$443,714	$44,628	$6,646	$494,988
(C) Includes investments in unconsolidated equity affiliates of $5,709.

Reportable segment results for the year ended December 31, 2024 are:

	For the year ended December 31, 2024
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$1,080,044	$105,119	$914	$1,186,077	(D)
Gain (Loss) on Commodity Derivative Instruments	260,395	20,675	(453,475)	(172,405)
Purchased Gas Revenue	—	—	59,467	59,467
Other Revenue and Operating Income	68,308	—	125,339	193,647	(E)
Total Revenue and Other Operating Income (Loss)	$1,408,747	$125,794	$(267,755)	$1,266,786
Lease Operating Expense	48,079	21,997	570	70,646
Transportation, Gathering and Compression	316,167	64,620	1,433	382,220
Production, Ad Valorem, and Other Fees	22,036	5,459	59	27,554
Depreciation, Depletion and Amortization	405,292	59,590	20,872	485,754
Interest Expense	—	—	150,594	150,594
Other Segment Items	—	—	270,380	270,380
Total Costs and Expenses	$791,574	$151,666	$443,908	$1,387,148
Income (Loss) Before Income Tax	$617,173	$(25,872)	$(711,663)	$(120,362)
(D) Included in Total Natural Gas, NGLs and Oil Revenue are sales of $134,909 to Citadel Energy Marketing LLC and $132,935 to NRG Business Marketing LLC, each of which comprises over 10% of revenue from contracts with external customers for the period.

(E) Includes midstream revenue of $68,308 and equity in loss of unconsolidated affiliates of $1,314 for Shale and Other, respectively. Other also includes sales of environmental attributes of $95,490.

	For the year ended December 31, 2024
Other Segment Disclosures	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$6,669,076	$920,742	$922,085	$8,511,903	(F)
Capital Expenditures	$495,538	$29,329	$15,465	$540,332
(F) Includes investments in unconsolidated equity affiliates of $18,380.

Reportable segment results for the year ended December 31, 2023 are:

	For the year ended December 31, 2023
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$1,170,393	$130,763	$1,062	$1,302,218	(G)
Gain on Commodity Derivative Instruments	151,408	11,554	1,765,690	1,928,652
Purchased Gas Revenue	—	—	74,218	74,218
Other Revenue and Operating Income	66,559	—	63,301	129,860	(H)
Total Revenue and Other Operating Income	$1,388,360	$142,317	$1,904,271	$3,434,948
Lease Operating Expense	43,740	19,942	(349)	63,333
Transportation, Gathering and Compression	315,653	65,470	811	381,934
Production, Ad Valorem, and Other Fees	21,636	6,244	66	27,946
Depreciation, Depletion and Amortization	365,020	50,052	18,514	433,586
Interest Expense	—	—	143,278	143,278
Other Segment Items	—	—	161,946	161,946
Total Costs and Expenses	$746,049	$141,708	$324,266	$1,212,023
Income Before Income Tax	$642,311	$609	$1,580,005	$2,222,925
(G) Included in Total Natural Gas, NGLs and Oil Revenue are sales of $180,039 to Citadel Energy Marketing LLC and $165,465 to NRG Business Marketing LLC, each of which comprises over 10% of revenue from contracts with external customers for the period.

(H) Includes midstream revenue of $66,559 and equity in earnings of unconsolidated affiliates of $2,942 for Shale and Other, respectively. Other also includes sales of environmental attributes of $40,685.

	For the year ended December 31, 2023
Other Segment Disclosures	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$6,656,655	$948,795	$1,021,207	$8,626,657	(I)
Capital Expenditures	$629,631	$36,804	$12,969	$679,404
(I) Includes investments in unconsolidated equity affiliates of $13,682.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income:

	For the Years Ended December 31,
	2025	2024	2023
Total Segment Revenue from Contracts with External Customers	$2,028,246	$1,313,852	$1,442,995
Gain (Loss) on Commodity Derivative Instruments	96,661	(172,405)	1,928,652
Other Operating Income	114,227	125,339	63,301
Total Consolidated Revenue and Other Operating Income	$2,239,134	$1,266,786	$3,434,948

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

Capitalized Costs:

	As of December 31,
	2025	2024
Intangible Drilling Costs	$6,755,849	$6,171,177
Gas Gathering Assets	2,771,747	2,660,668
Proved Gas Properties	1,457,919	1,396,631
Unproved Gas Properties	747,528	721,692
Gas Wells and Related Equipment	1,833,856	1,657,272
Other Gas Assets	186,346	136,138
Total Property, Plant and Equipment	13,753,245	12,743,578
Accumulated Depreciation, Depletion and Amortization	(6,091,349)	(5,561,023)
Net Capitalized Costs	$7,661,896	$7,182,555

Costs incurred for property acquisition, exploration and development (*):

	For the Years Ended December 31,
	2025	2024	2023
Property Acquisitions (a)
Proved Properties (b)	$534,229	$10,362	$2,319
Unproved Properties (c)	49,118	15,061	26,405
Development (d)	432,082	500,402	637,711
Exploration	6,806	4,494	4,257
Total	$1,022,235	$530,319	$670,692
__________
(a)    Includes costs incurred whether capitalized or expensed.
(b)    Amounts in 2025 include $523,256 for proved properties acquired in the Apex Transaction (See Note 4 – Acquisitions and Dispositions).
(c)    Amounts in 2025 include $3,200 for unproved properties acquired in the Apex Transaction (See Note 4 – Acquisitions and Dispositions).
(d)    Includes development costs for midstream of $37,669, $23,135 and $46,814 for the years ended December 31, 2025, 2024 and 2023, respectively.

Results of Operations for Producing Activities:

	For the Years Ended December 31,
	2025	2024	2023
Natural Gas, NGLs and Oil Revenue	$1,913,728	$1,186,077	$1,302,218
Realized Gain (Loss) on Commodity Derivative Instruments	(181,020)	281,195	163,026
Unrealized (Loss) Gain on Commodity Derivative Instruments	277,681	(453,600)	1,765,626
Purchased Gas Revenue	45,349	59,467	74,218
Total Revenue	2,055,738	1,073,139	3,305,088
Lease Operating Expense	97,416	70,646	63,333
Production, Ad Valorem and Other Fees	31,200	27,554	27,946
Transportation, Gathering and Compression	383,104	382,220	381,934
Purchased Gas Costs	42,647	57,248	69,924
Exploration Costs	10,516	8,446	10,447
Depreciation, Depletion and Amortization	574,114	485,754	433,586
Total Costs	1,138,997	1,031,868	987,170
Pre-tax Operating Income	916,741	41,271	2,317,918
Income Tax Expense	193,432	10,235	523,849
Results of Operations for Producing Activities excluding Corporate and Interest Costs	$723,309	$31,036	$1,794,069
The following is production, average sales price and average production costs, excluding ad valorem and severance taxes, per unit of production:

	For the Years Ended December 31,
	2025	2024	2023
Production (MMcfe)	628,960	550,814	560,366
Total Average Sales Price Before Effects of Commodity Derivative Financial Settlements (per Mcfe)	$3.04	$2.15	$2.32
Average Effects of Commodity Derivative Financial Settlements (per Mcfe)	$(0.31)	$0.57	$0.32
Total Average Sales Price Including Effects of Commodity Derivative Financial Settlements (per Mcfe)	$2.75	$2.66	$2.61
Average Lifting Costs, Excluding Ad Valorem and Severance Taxes (per Mcfe)	$0.15	$0.13	$0.11
During the years ended December 31, 2025, 2024 and 2023, the Company drilled 18.9, 25.7, and 30.8 net development wells, respectively. There were no net dry development wells in 2025, 2024 or 2023.
There were no net exploratory wells drilled during the years ended December 31, 2025, 2024 or 2023. There were no net dry exploratory wells in 2025, 2024 or 2023.
As of December 31, 2025, there were 10.00 net development wells and no exploratory wells drilled but uncompleted.
CNX is committed to provide 658.7 Bcf of gas under existing sales contracts or agreements over the course of the next four years. The Company expects to produce sufficient quantities from existing proved developed reserves to satisfy these commitments.
Most of the Company’s development wells and proved acreage are located in Virginia, West Virginia, Ohio and Pennsylvania. Some leases are beyond their primary term, but these leases are extended in accordance with their terms as long as certain drilling commitments or other term commitments are satisfied.

The following table sets forth, at December 31, 2025, the number of producing wells, developed acreage and undeveloped acreage:

	Gross(1)	Net(2)
Producing Gas Wells (including Gob Wells) - Working Interest	4,560	4,488
Producing Oil Wells - Working Interest	2	—
Producing Gas Wells - Royalty Interest	412	—
Producing Oil Wells - Royalty Interest	128	—
Acreage Position:
Proved Developed Acreage	428,042	428,042
Proved Undeveloped Acreage	26,092	26,092
Unproved Acreage	4,946,079	3,517,208
Total Acreage	5,400,213	3,971,342
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

Proved Oil and Gas Reserves Quantities:

Annually, the preparation of oil and natural gas reserves estimates is completed in accordance with CNX prescribed internal control procedures, which include verification of input data into reserves forecasting and economic evaluation software, as well as multi-functional management review. As part of the annual review, management reviews and approves changes in the future development plan and the impact to proved-undeveloped locations to ensure that annual changes are aligned with the overall strategic business plan of the Company. A detailed review is completed to ensure that all proved undeveloped locations will be fully developed within five-years of the reserves booking. As part of the development plan review, management reviews current well production data, acreage position, downstream infrastructure availability, operational leases and other commitments, financial capacity to complete the development and individual project economics in expected future gas pricing scenarios. The input data verification includes reviews of the price and operating, and development cost assumptions as well as tax rates by jurisdiction used in the economic model to determine the reserves. Also, the production volumes are reconciled between the system used to calculate the reserves and other accounting/measurement systems. The technical employee responsible for overseeing the preparation of the reserve estimates is a registered professional engineer in the state of West Virginia with over 21 years of experience in the oil and gas industry. The Company’s gas reserves results, which are reported in Note 22 – Supplemental Gas Data for the year ended December 31, 2025 in this Form 10-K, were audited by independent petroleum engineers, Netherland, Sewell & Associates, Inc. The technical person primarily responsible for overseeing the audit of the Company's reserves is a registered professional engineer in the state of Texas with over 22 years of experience in the oil and gas industry.

The oil and gas reserves estimates are as follows:

			Condensate	Consolidated
	Natural Gas	NGLs	& Crude Oil	Operations
	(MMcf)	(Mbbls)	(Mbbls)	(MMcfe)
Balance December 31, 2022 (a)	9,187,278	100,153	3,115	9,806,890
Revisions (b)	(698,397)	41,119	(453)	(454,409)
Price Changes	(382,311)	(12,733)	(1,101)	(465,314)
Extensions and Discoveries (e)	478,026	16,778	589	582,229
Production	(514,668)	(7,410)	(206)	(560,366)
Sales of Reserves In-Place	(146,936)	(3,196)	(363)	(168,288)
Balance December 31, 2023 (a)	7,922,992	134,711	1,581	8,740,742
Revisions (c)	(634,288)	1,921	(356)	(624,896)
Price Changes	(237,036)	(6,707)	(569)	(280,692)
Extensions and Discoveries (e)	1,092,556	30,465	112	1,276,018
Production	(496,922)	(8,825)	(157)	(550,814)
Sales of Reserves In-Place	(18,377)	(644)	(29)	(22,415)
Balance December 31, 2024 (a)	7,628,925	150,921	582	8,537,943
Revisions (d)	28,065	6,812	20	69,057
Price Changes	167,939	466	2	170,747
Extensions and Discoveries (e)	758,540	17,816	250	866,936
Production	(580,600)	(7,907)	(153)	(628,960)
Purchases of Reserves In-Place (f)	667,993	—	—	667,993
Sales of Reserves In-Place	(21,512)	(8)	(2)	(21,572)
Balance December 31, 2025 (a)	8,649,350	168,100	699	9,662,144

Proved developed reserves:
December 31, 2023	5,521,437	83,682	706	6,027,762
December 31, 2024	5,418,858	112,884	582	6,099,654
December 31, 2025	6,263,162	117,613	595	6,972,410

Proved undeveloped reserves:
December 31, 2023	2,401,555	51,029	875	2,712,980
December 31, 2024	2,210,067	38,037	—	2,438,289
December 31, 2025	2,386,188	50,487	104	2,689,734
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
(b)    The downward revisions in 2023 are partly due to changes in our five-year development plan that were driven by development optimization initiatives where wells were shifted into the future. These initiatives resulted in 169 Bcfe being removed. Additional downward revisions of 710 Bcfe are due to the wells not being developed within five years of their original booking. The remaining negative revisions of 43 Bcfe are due to plugging and abandoning of wells due to mining and performance. These are partially offset by positive performance revisions of 467 Bcfe for proved undeveloped assets. The 467 Bcfe contains 146 Bcfe of reserves associated with wells that fell out due to price and were uneconomic but are in 2023 due to improved performance.
(c)    The downward revisions in 2024 are partly due to changes in our five-year development plan that were driven by development optimization initiatives where wells were shifted into the future. These initiatives resulted in 189 Bcfe being removed. Additional downward revisions of 284 Bcfe are due to the wells not being developed within five years of their original booking. Additionally, there were negative revisions of 65 Bcfe due to performance and 87 Bcfe due to wells that that were uneconomic.

(d)    The upward revisions in 2025 are partly due to 104 Bcfe increase as a result of performance revisions. Additional downward revisions of 1.9 Bcfe are due to wells being plugged and abandoned or are shut-in and are awaiting to be plugged and abandoned. Additionally, we removed a single well for plan changes which resulted in a decrease of 33 Bcfe.
(e)    Extensions and Discoveries in 2023, 2024, and 2025 are due to the addition of wells on the Company’s Shale acreage more than one offset location away with continued use of reliable technology. The Company uses reliable technologies when assigning reserves to undeveloped locations, including wire line open-hole log data, performance data, geological log cross sections, core data and statistical analysis. The statistical methods use production performance of analog wells and include data from operated and competitor wells. We also use geophysical data that includes data from our wells, published documents, state data-sites and data exchanges to confirm continuity of the formation. Total proved extensions and discoveries are a combination of proved developed and proved undeveloped reserves; and extensions and discoveries for proven developed reserves are associated with non-operated assets, operated assets and exploratory wells. In 2025, 2024, and 2023, the Company added 55 Bcfe, 252 Bcfe, and 42 Bcfe, respectively, related to exploratory and non-operated wells.
(f)    Purchases of Reserves-In-Place in 2025 are associated with our acquisition of Apex Energy which resulted in the addition of 668 Bcfe of natural gas reserves.

For the Year
Ended
December 31,
2025
Proved Undeveloped Reserves (MMcfe)
Beginning Proved Undeveloped Reserves	2,438,289
Undeveloped Reserves Transferred to Developed (a)	(625,068)
Price Revisions	3,298
Revisions Due to Plan Changes (b)	(33,007)
Revisions Due to Changes Related to Well Performance (c)	106,465
Revisions Due to 5 Year Rule	—
Extension and Discoveries (d)	799,757
Ending Proved Undeveloped Reserves(e)	2,689,734
_________
(a)    During 2025, various development drilling and evaluations were completed. Approximately, $183,031 of capital was spent in the year ended December 31, 2025 related to undeveloped reserves that were transferred to developed.
(b)    The downward revisions for 2025 plan changes are due to changes in our five-year development plan that are driven by our continued focus on optimizing the development timing of our assets. These initiatives resulted in 33 Bcfe being removed.
(c)    The upward revision of 106 Bcfe are from positive performance revisions.
(d)    Extensions and Discoveries are due mainly to the addition of 549 Bcfe related to 20 Marcellus wells within our Southwest Pennsylvania, West Virginia and Central Pennsylvania operations and 250 Bcfe related to 13 Utica wells within our Southwest Pennsylvania and Central Pennsylvania operations. The Company uses reliable technologies when assigning reserves to undeveloped locations, including wire line open-hole log data, performance data, geological log cross sections, core data and statistical analysis. The statistical methods use production performance of analog wells and include data from operated and competitor wells. We also use geophysical data that includes data from our wells, published documents, state data-sites and data exchanges to confirm continuity of the formation.
(e)    Included in proved undeveloped reserves at December 31, 2025 are approximately 320 Bcfe of reserves that have been reported for more than five years. These reserves are all attributable to acreage within the current operating plan identified by the life-of-mine timing maps for the Buchanan mine. These reserves specifically relate to GOB (a rubble zone formed in the cavity created by the extraction of coal) production due to a complex fracture being generated in the overburden strata above the mined seam. Mining operations take a significant amount of time, and our GOB forecasts are consistent with the future plans of the Buchanan Mine that was sold in March 2016 to Coronado IV LLC with the rights to this gas being retained by the Company. Evidence also exists that supports the continual operation of the mine beyond the current plan, unless there was an extreme circumstance resulting from an external factor. These reasons constitute the specific circumstances that exist to continue recognizing these reserves for CNX.
During the years ended December 31, 2025, 2024 and 2023, there have been no additions, reclassifications or capitalization of suspended exploratory well costs.
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

	December 31,
	2025	2024	2023
Future Cash Flows (a)
Revenues	$29,123,088	$17,997,427	$20,281,496
Production Costs	(10,413,538)	(8,034,256)	(8,515,152)
Development Costs (b)	(2,221,264)	(1,743,442)	(1,903,477)
Income Tax Expense	(4,191,554)	(2,083,504)	(2,507,151)
Future Net Cash Flows	12,296,732	6,136,225	7,355,716
Discounted to Present Value at a 10% Annual Rate	(7,230,426)	(3,297,503)	(4,245,681)
Total Standardized Measure of Discounted Net Cash Flows	$5,066,306	$2,838,722	$3,110,035
_________
(a)    For 2025, the future cash flows were computed using unweighted arithmetic averages of the closing prices on the first day of each month during 2025, adjusted for energy content and a regional price differential. For 2025, this adjusted natural gas price was $2.98 per Mcf, the adjusted oil/condensate price was $53.80 per barrel and the adjusted NGL price was $19.93 per barrel.

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

(b)    Development costs for 2025 include $1,017,263 of plugging and abandonment costs and $156,884 of midstream and water capital on an undiscounted pre-tax basis. On a PV-10 pre-tax discounted basis, these amounts equate to $70,241 and $133,319, respectively.

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

The following are the principal sources of change in the standardized measure of discounted future net cash flows for consolidated operations during:

	December 31,
	2025	2024	2023
Balance at Beginning of Period	$2,838,722	$3,110,035	$10,762,699
Net Changes in Sales Prices and Production Costs	3,615,935	(506,616)	(10,722,238)
Sales Net of Production Costs	(1,220,988)	(986,852)	(992,030)
Net Change Due to Revisions in Quantity Estimates	46,181	(229,940)	(155,807)
Net Change Due to Extensions, Discoveries and Improved Recovery	432,682	197,972	32,876
Development Costs Incurred During the Period	432,082	500,402	637,711
Difference in Previously Estimated Development Costs Compared to Actual Costs Incurred During the Period	(129,837)	(72,232)	(149,770)
Changes in Estimated Future Development Costs	(249,185)	(183,359)	(211,592)
Net Change in Future Income Taxes	(775,898)	102,450	2,647,842
Accretion	351,409	395,680	1,403,417
Timing and Other	(274,797)	511,182	(143,073)
Total Discounted Cash Flow at End of Period	$5,066,306	$2,838,722	$3,110,035
Note: Table excludes unrealized gain/loss on commodity derivative instruments.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2025 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of CNX's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on management's assessment and those criteria, management has concluded that CNX maintained effective internal control over financial reporting as of December 31, 2025.
The effectiveness of CNX's internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm in Part II. Item 9A of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CNX Resources Corporation

Opinion on Internal Control Over Financial Reporting

We have audited CNX Resources Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CNX Resources Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 (a) (2) and our report dated February 10, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 10, 2026

ITEM 9B.OTHER INFORMATION
Information Required to be Disclosed on Form 8-K for the Fiscal Quarter Ended December 31, 2025, But Not Reported.
None.
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended December 31, 2025.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference from the information under the captions “PROPOSAL NO. 1-ELECTION OF DIRECTORS-Biographies of Nominees,” “BOARD OF DIRECTORS AND COMPENSATION INFORMATION and “DELINQUENT SECTION 16 REPORTS” in the Company's Proxy Statement for the annual meeting of shareholders to be held on or about May 7, 2026 (the “Proxy Statement”).

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

Information About Our Executive Officers

The following is a list of CNX executive officers, their ages and their positions and offices held with CNX.

Name	Age	Position
Alan K. Shepard	45	President and Chief Executive Officer
Navneet Behl	53	Chief Operating Officer
Everett W. Good	39	Chief Financial Officer
Timothy S. Bedard	57	Executive Vice President, General Counsel and Corporate Secretary

Alan K. Shepard has served as a Director, President, and Chief Executive Officer (CEO) of CNX Resources Corporation since January 1, 2026. Prior to his appointment as CEO, Mr. Shepard was the Company’s President and Chief Financial Officer (CFO) since June 12, 2025, and CFO since June 1, 2022. Prior to his appointment as CFO, he also previously served as the Company’s Vice President – Accounting and Chief Accounting Officer since February 2020. Before joining CNX, Mr. Shepard served as the Chief Financial Officer of EdgeMarc Energy, a private equity funded oil and gas exploration and production company. Mr. Shepard also held various finance and accounting roles of increasing responsibility throughout his 20-year career in the energy sector. He is a licensed Certified Public Accountant (INACTIVE) in the state of Pennsylvania and holds a bachelor’s degree in Accounting and Business Administration from Thiel College and an MBA from Carnegie Mellon University’s Tepper School of Business.

Navneet Behl has served as the Chief Operating Officer of CNX Resources Corporation since November 17, 2022. In this role, he is responsible for daily management of the Company’s asset base and safe, compliant, and effective execution of its operational plan. Prior to his appointment to his current position, Mr. Behl held the role of Vice President of Engineering at CNX. Before joining the Company, since 2019 he served as the CEO and co-founder of OilRox Resources. From 2014 to 2019, Mr. Behl was Vice President of Operations for Apache Corp and earlier in his career held various engineering and business management roles at EOG Resources and Schlumberger. Throughout his career, he has a proven track record of building effective teams and successfully developing new shale plays. Mr. Behl holds a Bachelor of Technology in Petroleum Engineering from the Indian School of Mines, a Master of Science in Engineering from the University of Texas at Austin, and his Executive MBA from the MIT Sloan School of Management.

Everett W. Good has served as the Chief Financial Officer of CNX Resources Corporation since January 1, 2026. In this role, he executes the Company’s capital allocation strategy and sustainable business model while providing day-to-day oversight of the Company’s finance organization. Mr. Good previously served as the Company’s Vice President of Finance and Treasury since 2021, where he led the Company’s capital markets, strategic planning, and treasury management functions. Prior to that appointment, he held various positions with the Company, including Director of Finance and Risk Management, Manager of Planning and Corporate Finance, and Corporate Strategy Analyst. Mr. Good also previously served as Director of Finance and Investor Relations at CNX Midstream Partners LP, a growth-oriented master limited partnership focused on the ownership, operation, development, and acquisition of midstream energy infrastructure. He holds a bachelor’s degree in accounting and information systems and a Master of Science in accounting from Virginia Tech’s Pamplin College of Business and is a licensed Certified Public Accountant in the State of Virginia.

Timothy S. Bedard has served as the Executive Vice President, General Counsel, and Corporate Secretary of CNX Resources Corporation since December 22, 2023. Before joining CNX, Mr. Bedard served as the head of legal for Visa’s Value Added Services where he led a team of lawyers and legal professionals responsible for all legal and regulatory issues related to Visa’s Value Added Services business unit. Prior to his Value Added Services role, he served as Visa’s chief intellectual property (IP) counsel where he led a worldwide team of lawyers and IP professionals responsible for IP licensing, patent litigation, technology transactions, M&A-related IP issues, and patent preparation and prosecution. Mr. Bedard began his legal career as an IP litigator at Kirkpatrick & Lockhart, now K&L Gates LLP. He went on to spend a decade leading IP strategy across Johnson & Johnson’s medical device operating companies. Mr. Bedard holds a Bachelor of Science degree in Industrial Engineering from the University of Pittsburgh, a Juris Doctor from the Duquesne University School of Law, and an MBA from Yale University. Prior to law school, he served as an officer in the U.S. Navy.

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

4.2	Indenture, dated as of March 14, 2019, by and among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., a national banking association, as Trustee, with respect to the 7.250% Senior Notes due 2027, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on March 14, 2019.
4.3	Indenture, dated as of May 1, 2020, by and among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on May 4, 2020.
4.4	Indenture, dated as of November 30, 2020, by and among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on November 30, 2020.
4.5	Indenture, dated as of September 22, 2021, among CNX Midstream Partners LP, the guarantors party thereto and UMB Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on September 22, 2021.
4.6	Indenture, dated as of September 26, 2022, by and among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on September 26, 2022.
4.7	Indenture, dated as of February 23, 2024, among CNX Resources Corporation, the subsidiary guarantors party thereto and UMB Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901), filed on February 23, 2024.

10.1	Fourth Amended and Restated Credit Agreement, dated as of May 17, 2024, by and among CNX Resources Corporation, the guarantors party thereto from time to time, the lenders party thereto from time to time and PNC Bank, National Association, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on May 17, 2024.
10.2	Second Amended and Restated Credit Agreement, dated as of May 17, 2024, by and among CNX Midstream Partners LP, the guarantors party thereto from time to time, the lenders party thereto from time to time and PNC Bank, National Association, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on May 17, 2024.
10.3	CNX Resources Corporation to CONSOL Energy Inc. Trademark License Agreement dated as of November 28, 2017, by and between the Company and CONSOL Energy Inc., incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
10.4	CONSOL Energy Inc. to CNX Resources Corporation Trademark License Agreement, dated as of November 28, 2017, by and between the Company and CONSOL Energy Inc., incorporated by reference to Exhibit 10.3 to Form 8-K (file no. 001-14901) filed on December 4, 2017.
10.5	Form of Confirmation of Base Capped Call Transaction, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on May 4, 2020.
10.6	Form of Confirmation of Additional Capped Call Transaction, incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on May 4, 2020.
10.7	Purchase Agreement, dated as of January 13, 2025, among CNX Resources Corporation, the subsidiary guarantors party thereto and BofA Securities, Inc., as representative of the initial purchasers named therein, incorporated by reference to Exhibit 1.1 to Form 8-K (file no. 001-14901) filed on January 14, 2025.
10.8*	Letter Agreement, dated August 24, 2007, by and between the Company and Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on August 24, 2007.
10.9*	Change in Control Agreement, dated as of December 30, 2008, by and between the Company and Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.7 to Form 10-K (file no. 001-14901) for the year ended December 31, 2008, filed on February 17, 2009.
10.10*	Change in Control Severance Agreement, dated as of January 30, 2023, by and between the Company and Navneet Behl, incorporated by reference to Exhibit 10.22 to Form 10-K (file no. 001-14901) for the year ended December 31, 2022, filed on February 9, 2023.
10.11*	Form of Indemnification Agreement for Directors and Executive Officers of the Company dated February 7, 2022, incorporated by reference to Exhibit 10.20 to Form 10-K (file no. 001-14901) for the year ended December 31, 2021, filed on February 10, 2022.
10.12*	Amended and Restated CNX Resources Corporation Executive Annual Incentive Plan, incorporated by reference to Exhibit 10.49 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.13*	CNX Resources Corporation Amended and Restated Equity and Incentive Compensation Plan, effective May 6, 2020, incorporated by reference to Exhibit 99.1 to Form 8-K (file no. 001-14901) filed on May 7, 2020.
10.14*	Amendment to CNX Resources Corporation Amended and Restated Equity and Incentive Compensation Plan, effective September 28, 2020, incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on September 28, 2020.
10.15*	Form of Employee Nonqualified Stock Option Agreement (May 26, 2016), incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2016, filed on July 29, 2016.
10.16*	Form of CNX Resources Corporation Non-Employee Director Non-Qualified Stock Option agreement (Amended and Restated on January 30, 2023), incorporated by reference to Exhibit 10.30 to Form 10-K (file no. 001-14901) for the year ended December 31, 2022, filed on February 9, 2023.
10.17*	Form of Non-Qualified Stock Option Agreement for Employees (for 2020 awards), incorporated by reference to Exhibit 10.31 to Form 10-K (file no. 001-14901) for the year ended December 31, 2019, filed on February 10, 2020.
10.18*	Form of Restricted Stock Unit Award Under CNX Resources Corporation Amended and Restated Equity and Incentive Compensation Plan for Non-Employee Directors (Amended and Restated on January 30, 2023), incorporated by reference to Exhibit 10.32 to Form 10-K (file no. 001-14901) for the year ended December 31, 2022, filed on February 9, 2023.
10.19*	Directors' Deferred Fee Plan (Amended and Restated on December 7, 2022), incorporated by reference to Exhibit 10.33 to Form 10-K (file no. 001-14901) for the year ended December 31, 2022, filed on February 9, 2023.
10.20*	Investment Election Form Relating to Directors' Deferred Fee Plan (Amended and Restated on January 30, 2023), incorporated by reference to Exhibit 10.34 to Form 10-K (file no. 001-14901) for the year ended December 31, 2022, filed on February 9, 2023.
10.21*	Form of Director Deferred Stock Unit Grant Agreement (Amended and Restated on January 30, 2023), incorporated by reference to Exhibit 10.35 to Form 10-K (file no. 001-14901) for the year ended December 31, 2022, filed on February 9, 2023.

10.22*	Amended and Restated Retirement Restoration Plan of CNX Resources Corporation, as amended and restated effective December 2, 2008, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.71 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.23*	Amended and Restated Supplemental Retirement Plan of CNX Resources Corporation effective January 1, 2007, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.72 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.24*	Amendment, effective May 30, 2019, to the Amended and Restated Supplemental Retirement Plan of CNX Resources Corporation, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2019, filed on July 30, 2019.
10.25*	Amendment, effective September 24, 2019, to the Amended and Restated Supplemental Retirement Plan of CNX Resources Corporation as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.61 to Form 10-K (file no. 001-14901) for the year ended December 31, 2019, filed on February 10, 2020.
10.26*	CNX Resources Corporation Defined Contribution Restoration Plan, effective January 1, 2012, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.73 to Form 10-K (file no. 001-14901) for the year ended December 31, 2017, filed on February 7, 2018.
10.27*	Amendment, dated as of July 1, 2018, to the CNX Resources Corporation Defined Contribution Restoration Plan, effective January 1, 2012, as amended and restated effective November 28, 2017, incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2018, filed on August 2, 2018.
10.28*	Form of Performance Share Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on August 1, 2023.
10.29*	Change in Control Severance Agreement, dated as of May 5, 2022, by and between the Company and Hayley F. Scott, incorporated by reference to Exhibit 10.42 to Form 10-K (file no. 001-14901) for the year ended December 31, 2025, filed on February 11, 2025.
10.30*	Change in Control Severance Agreement, dated as of January 24, 2024, by and between the Company and Timothy S. Bedard, incorporated by reference to Exhibit 10.43 to Form 10-K (file no. 001-14901) for the year ended December 31, 2024, filed on February 11, 2025.
10.31*	Form of Restricted Stock Unit Award Agreement for CEO (for 2024 and 2025 awards), incorporated by reference to Exhibit 10.44 to Form 10-K (file no. 001-14901) for the year ended December 31, 2024, filed on February 11, 2025.

10.32*	Form of Performance Share Unit Award Agreement for CEO (for 2024 and 2025 awards), incorporated by reference to Exhibit 10.45 to Form 10-K (file no. 001-14901) for the year ended December 31, 2024, filed on February 11, 2025.
10.33*	Form of Performance-Based Restricted Stock Unit Award Agreement for CEO (for 2024 and 2025 awards), incorporated by reference to Exhibit 10.46 to Form 10-K (file no. 001-14901) for the year ended December 31, 2024, filed on February 11, 2025.
10.34*	Form of Restricted Stock Unit Award Agreement for non-CEO (for 2024 and 2025 awards), incorporated by reference to Exhibit 10.47 to Form 10-K (file no. 001-14901) for the year ended December 31, 2024, filed on February 11, 2025.
10.35*	Form of Performance Share Unit Award Agreement for non-CEO (for 2024 and 2025 awards), incorporated by reference to Exhibit 10.48 to Form 10-K (file no. 001-14901) for the year ended December 31, 2024, filed on February 11, 2025.
10.36*	Form of Performance-Based Restricted Stock Unit Award Agreement for non-CEO (for 2024 and 2025 awards), incorporated by reference to Exhibit 10.49 to Form 10-K (file no. 001-14901) for the year ended December 31, 2024, filed on February 11, 2025.
10.37*	Amended and Restated Change in Control Severance Agreement, dated as of January 1, 2026, by and between the Company and Alan K. Shepard, filed herewith.
10.38*	Change in Control Severance Agreement, dated as of January 1, 2026, by and between the Company and Everett W. Good, filed herewith.
10.39	Form of Restricted Stock Unit Award Agreement (for awards made on or after 2026), filed herewith.
10.40	Form of Performance Share Unit Award Agreement (for awards made on or after 2026), filed herewith.
10.41	Form of Performance-Based Restricted Stock Unit Award Agreement (for awards made on or after 2026), filed herewith.
19.1	Insider Trading Policy, incorporated by reference to Exhibit 19.1 to Form 10-K (file no. 001-14901) for the year ended December 31, 2024, filed on February 11, 2025.
21	Subsidiaries of CNX Resources Corporation, filed herewith.
23.1	Consent of Ernst & Young LLP, filed herewith.
23.2	Consent of Netherland, Sewell & Associates, Inc, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97.1 to Form 10-K (file no. 001-14901) for the year ended December 31, 2024, filed on February 11, 2025.
99.1	Engineers' Audit Letter, filed herewith.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of February, 2026.

CNX RESOURCES CORPORATION

By:	/s/ ALAN K. SHEPARD
Alan K. Shepard
Director, Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 10th day of February, 2026, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ ALAN K. SHEPARD	Director, Chief Executive Officer and President
Alan K. Shepard	(Duly Authorized Officer and Principal Executive Officer)

/s/ EVERETT W. GOOD	Chief Financial Officer
Everett W. Good	(Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/ JASON L. MUMFORD	Vice President and Controller
Jason L. Mumford

/s/ IAN MCGUIRE	Director and Chairman of the Board
Ian McGuire

/s/ ROBERT O. AGBEDE	Director
Robert O. Agbede

/s/ J. PALMER CLARKSON	Director
J. Palmer Clarkson

/s/ NICHOLAS J. DEIULIIS	Director
Nicholas J. DeIuliis

/s/ MAUREEN E. LALLY-GREEN	Director
Maureen E. Lally-Green

/s/ BERNARD LANIGAN JR.	Director
Bernard Lanigan Jr.

/s/ WILLIAM N. THORNDIKE JR.	Director
William N. Thorndike Jr.

SCHEDULE II
CNX RESOURCES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(Dollars in thousands)

		Additions	Deductions
	Balance at		Release of		Balance at
	Beginning	Charged to	Valuation	Charged to	End
	of Period	Expense	Allowance	Expense	of Period
Year Ended December 31, 2025
State Operating Loss Carry-Forwards	$36,879	$—	$—	$(4,617)	$32,262
Total	$36,879	$—	$—	$(4,617)	$32,262

Year Ended December 31, 2024
State Operating Loss Carry-Forwards	$39,264	$—	$—	$(2,385)	$36,879
Total	$39,264	$—	$—	$(2,385)	$36,879

Year Ended December 31, 2023
State Operating Loss Carry-Forwards	$76,871	$—	$—	$(37,607)	$39,264
Foreign Tax Credits	7,738	—	(7,738)	—	—
Total	$84,609	$—	$(7,738)	$(37,607)	$39,264