Form 10-Q
period 2026-03-31
CNX Resources Corp
filed 2026-04-30
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of April 15, 2026
Common stock, $0.01 par value	141,477,594

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

PART I : FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended
(Unaudited)	March 31,
Revenue and Other Operating Income:	2026	2025
Natural Gas, NGLs and Oil Revenue	$722,044	$551,094
Gain (Loss) on Commodity Derivative Instruments	3,981	(528,220)
Purchased Gas Revenue	12,687	11,550
Other Revenue and Operating Income	47,942	47,964
Total Revenue and Other Operating Income	786,654	82,388
Costs and Expenses:
Operating Expense
Lease Operating Expense	21,770	23,333
Production, Ad Valorem and Other Fees	8,789	7,273
Transportation, Gathering and Compression	102,401	95,159
Depreciation, Depletion and Amortization	134,613	127,062
Exploration and Production Related Other Costs	4,177	2,082
Purchased Gas Costs	12,253	11,209
Selling, General, and Administrative Costs	32,245	39,013
Other Operating (Income) Expense	(4,622)	14,080
Total Operating Expense	311,626	319,211
Other Expense
Other Expense	509	3,947
Gain on Asset Sales and Abandonments, net	(6,365)	(9,583)
Loss on Debt Extinguishment	12,009	—
Interest Expense	40,470	41,612
Total Other Expense	46,623	35,976
Total Costs and Expenses	358,249	355,187
Income (Loss) Before Income Tax	428,405	(272,799)
Income Tax Expense (Benefit)	80,258	(75,084)
Net Income (Loss)	$348,147	$(197,715)

Earnings (Loss) per Share
Basic	$2.45	$(1.34)
Diluted	$2.18	$(1.34)

Dividends Declared	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(Dollars in thousands)	March 31,
(Unaudited)	2026	2025
Net Income (Loss)	$348,147	$(197,715)
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $(27), $(26))	72	70

Comprehensive Income (Loss)	$348,219	$(197,645)

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,748	$779
Restricted Cash	2,428	12,685
Accounts and Notes Receivable:
Trade, net	209,523	264,658
Other Receivables, net	27,928	61,249
Supplies Inventories	30,108	26,201
Derivative Instruments	164,572	106,068
Prepaid Expenses	20,025	18,697
Total Current Assets	458,332	490,337
Property, Plant and Equipment:
Property, Plant and Equipment	14,222,717	14,057,224
Less—Accumulated Depreciation, Depletion and Amortization	6,310,588	6,193,871
Total Property, Plant and Equipment—Net	7,912,129	7,863,353
Other Non-Current Assets:
Operating Lease Right-of-Use Assets	137,987	150,310
Derivative Instruments	184,261	134,396
Goodwill	323,314	323,314
Other Intangible Assets	55,695	57,333
Other	59,465	75,403
Total Other Non-Current Assets	760,722	740,756
TOTAL ASSETS	$9,131,183	$9,094,446

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	March 31, 2026	December 31, 2025
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$162,043	$158,811
Derivative Instruments	244,321	377,945
Current Portion of Finance Lease Obligations	5,106	5,095
Current Portion of Long-Term Debt	208,437	208,095
Current Portion of Operating Lease Obligations	47,486	48,453
Other Accrued Liabilities	260,356	325,976
Total Current Liabilities	927,749	1,124,375
Non-Current Liabilities:
Long-Term Debt	2,158,416	2,213,264
Finance Lease Obligations	23,716	24,991
Operating Lease Obligations	93,438	104,955
Derivative Instruments	107,944	158,368
Deferred Income Taxes	936,137	857,367
Asset Retirement Obligations	163,692	163,051
Other	93,511	111,059
Total Non-Current Liabilities	3,576,854	3,633,055
TOTAL LIABILITIES	4,504,603	4,757,430
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 141,942,305 Issued and Outstanding at March 31, 2026; 142,590,509 Issued and Outstanding at December 31, 2025	1,420	1,427
Capital in Excess of Par Value	2,356,077	2,357,039
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	2,274,690	1,984,229
Accumulated Other Comprehensive Loss	(5,607)	(5,679)
TOTAL STOCKHOLDERS' EQUITY	4,626,580	4,337,016
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,131,183	$9,094,446

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
December 31, 2025	$1,427	$2,357,039	$1,984,229	$(5,679)	$4,337,016
(Unaudited)
Net Income	—	—	348,147	—	348,147
Issuance of Common Stock	1	1,505	—	—	1,506
Purchase and Retirement of Common Stock	(15)	(8,148)	(42,470)	—	(50,633)
Convertible Debt Exchange for Shares	—	3	—	—	3
Shares Withheld for Taxes	—	—	(15,216)	—	(15,216)
Amortization of Stock-Based Compensation Awards	7	5,678	—	—	5,685
Other Comprehensive Income	—	—	—	72	72
March 31, 2026	$1,420	$2,356,077	$2,274,690	$(5,607)	$4,626,580
(Dollars in thousands)
December 31, 2024	$1,490	$2,348,959	$1,753,293	$(5,712)	$4,098,030
(Unaudited)
Net Loss	—	—	(197,715)	—	(197,715)
Issuance of Common Stock	1	819	—	—	820
Purchase and Retirement of Common Stock	(42)	(34,471)	(91,648)	—	(126,161)
Shares Withheld for Taxes	—	—	(13,086)	—	(13,086)
Amortization of Stock-Based Compensation Awards	7	8,809	—	—	8,816
Other Comprehensive Income	—	—	—	70	70
March 31, 2025	$1,456	$2,324,116	$1,450,844	$(5,642)	$3,770,774

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended
Dollars in Thousands	March 31,
Cash Flows from Operating Activities:	2026	2025
Net Income (Loss)	$348,147	$(197,715)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	134,613	127,062
Amortization of Deferred Financing Costs	2,500	2,668
Stock-Based Compensation	5,685	8,816
Gain on Asset Sales and Abandonments, net	(6,365)	(9,583)
Loss on Debt Extinguishment	12,009	—
(Gain) Loss on Commodity Derivative Instruments	(3,981)	528,220
Net Cash Paid in Settlement of Commodity Derivative Instruments	(288,435)	(88,285)
Deferred Income Taxes	78,743	(91,636)
Other	463	1,097
Changes in Operating Assets:
Accounts and Notes Receivable	62,958	(72,103)
Supplies Inventories	(3,907)	(13,019)
Prepaid Expenses	(1,329)	(2,108)
Changes in Other Assets	14,932	23,277
Changes in Operating Liabilities:
Accounts Payable	(9,444)	13,396
Accrued Interest	(25,451)	(14,419)
Other Operating Liabilities	(26,162)	24,565
Changes in Other Liabilities	(17,463)	(24,577)
Net Cash Provided by Operating Activities	277,513	215,656
Cash Flows from Investing Activities:
Capital Expenditures	(169,906)	(131,465)
Proceeds from Asset Sales	32,428	16,630
Investment in Equity Affiliates	(565)	(1,163)
Apex Acquisition (Net of Cash Acquired)	(10,255)	(517,599)
Net Cash Used in Investing Activities	(148,298)	(633,597)
Cash Flows from Financing Activities:
Payments on Long-Term Notes	(507,965)	—
Proceeds from CNXM Revolving Credit Facility Borrowings	134,650	92,250
Repayments of CNXM Revolving Credit Facility Borrowings	(62,400)	(85,600)
Proceeds from CNX Revolving Credit Facility Borrowings	496,450	772,950
Repayments of CNX Revolving Credit Facility Borrowings	(620,150)	(463,350)
Proceeds from Issuance of CNX Senior Notes	500,000	198,500
Payments on Other Debt	(1,265)	(960)
Proceeds from Issuance of Common Stock	1,506	820
Shares Withheld for Taxes	(15,216)	(13,086)
Purchases of Common Stock	(54,039)	(125,138)
Debt Issuance and Financing Fees	(8,074)	(631)
Net Cash (Used in) Provided by Financing Activities	(136,503)	375,755
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(7,288)	(42,186)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	13,464	55,073
Cash, Cash Equivalents and Restricted Cash at End of Period	$6,176	$12,887

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheet at December 31, 2025 has been derived from the Audited Consolidated Financial Statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2025 included in CNX Resources Corporation's ("CNX," "CNX Resources," the "Company," "we," "us," or "our") Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on February 10, 2026 (the "2025 Form 10-K").

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Cash & Cash Equivalents:

Cash and cash equivalents of $3,748 and $779 as of March 31, 2026 and December 31, 2025, respectively, include cash on hand and on deposit at banking institutions as well as all highly liquid short-term securities with original maturities of three months or less.
Restricted Cash:
Restricted cash of $2,428 at March 31, 2026 consists of funds that the Company was contractually obligated to maintain in an escrow account in accordance with the terms of the purchase agreement to acquire various rights-of-way, surface acreage and other oil and gas royalty interests from a third party.
Restricted cash of $12,685 at December 31, 2025 consists of funds that the Company was contractually obligated to maintain in an escrow account in accordance with the terms of the purchase agreement to acquire the natural gas upstream and associated midstream business of Apex Energy II, LLC, as well as, funds that the Company was contractually obligated to maintain in an escrow account in accordance with the terms of the purchase agreement to acquire various rights-of-way, surface acreage and other oil and gas royalty interests from a third party. See Note 4 – Acquisitions and Dispositions for more information.

Trade Accounts Receivable and Allowance for Credit Losses:

As of March 31, 2026 and December 31, 2025, Accounts Receivable - Trade were $209,523 and $264,658, respectively, and Other Receivables were $27,928 and $61,249, respectively.

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

The following represents activity related to the allowance for credit losses for the three months ended:

	March 31,
	2026	2025
Allowance for Credit Losses - Trade, Beginning of Year	$84	$84
Provision for Expected Credit Losses	—	—
Allowance for Credit Losses - Trade, End of Period	$84	$84

Allowance for Credit Losses - Other Receivables, Beginning of Year	$1,037	$1,233
Provision for Expected Credit Losses	2	(14)
Allowance for Credit Losses - Other Receivables, End of Period	$1,039	$1,219

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

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2026	2025
Anti-Dilutive Options	—	865,250
Anti-Dilutive Restricted Stock Units	414	1,820,979
Anti-Dilutive Performance Share Units	112,988	1,048,095
	113,402	3,734,324

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

The Convertible Notes have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2025 as the effect of including these shares in the calculation would have been anti-dilutive. When the convertible notes are dilutive, interest on Convertible Notes, net of tax, is added back to net income in order to calculate diluted earnings available to shareholders.

The table below sets forth the potential common shares issuable upon conversion of the Convertible Notes that were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2026	2025
Convertible Notes	—	25,751,869

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended March 31,
	2026	2025
Options	149,275	82,007
Restricted Stock Units	596,299	632,388
Performance Share Units	455,069	483,570
	1,200,643	1,197,965

The computations for basic and diluted earnings (loss) per share are as follows:

	For the Three Months Ended March 31,
	2026	2025
Net Income (Loss)	$348,147	$(197,715)
Basic Earnings (Loss) Available to Shareholders	$348,147	$(197,715)

Effect of Dilutive Securities:
Add Back Interest on Convertible Notes (Net of Tax)	$953	$—
Diluted Earnings (Loss) Available to Shareholders	$349,100	$(197,715)

Weighted-Average Shares of Common Stock Outstanding	142,202,197	147,778,141
Effect of Diluted Shares:*
Options	386,700	—
Restricted Stock Units	871,156	—
Performance Share Units	586,108	—
Convertible Notes	16,242,445	—
Weighted-Average Diluted Shares of Common Stock Outstanding	160,288,606	147,778,141

Earnings (Loss) per Share:
Basic	$2.45	$(1.34)
Diluted	$2.18	$(1.34)
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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended March 31,
	2026	2025
Revenue from Contracts with Customers:
Natural Gas Revenue	$658,610	$495,191
NGL Revenue	60,060	54,001
Oil/Condensate Revenue	3,374	1,902
Total Natural Gas, NGL and Oil Revenue	722,044	551,094

Purchased Gas Revenue	12,687	11,550

Other Sources of Revenue and Other Operating Income:
Gain (Loss) on Commodity Derivative Instruments	3,981	(528,220)
Other Revenue and Operating Income	47,942	47,964
Total Revenue and Other Operating Income	$786,654	$82,388

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

For natural gas, NGL and oil revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $15,577 as of March 31, 2026. The Company expects to recognize net revenue of $12,447 in the next 12 months and $2,458 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGL and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For each of the three months ended March 31, 2026 and 2025, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—ACQUISITIONS AND DISPOSITIONS:

On January 27, 2025, the Company completed the acquisition of Apex Energy II, LLC (the "Apex Transaction") for total cash consideration of approximately $517,599, net of $1,588 of cash received, and subject to certain post-closing adjustments. The Apex Transaction was classified as an asset acquisition under GAAP as substantially all the fair value of the acquired assets is concentrated in a group of similar identifiable assets, which are primarily oil and gas properties, wells, and well-related equipment. Therefore, the properties were recorded at the total consideration paid, including purchase price adjustments and capitalized transaction costs. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair value as of the acquisition date. The Apex Transaction expands CNX's existing Shale undeveloped leasehold in the central Pennsylvania region and provides an existing infrastructure footprint that can be leveraged for future development.

In connection with the Apex transaction, CNX maintained an escrow account pursuant to the purchase agreement to settle certain post‑closing adjustments, which was to be released on the one‑year anniversary of closing. During the three months ended March 31, 2026, approximately $10,255 previously classified as restricted cash was reflected in Apex Acquisitions (Net of Cash Acquired) in the Company’s Consolidated Statements of Cash Flows.

During the three months ended March 31, 2026, CNX made the first of three annual payments of $16,500 pursuant to an agreement that provides the Company with the right to acquire Utica Shale oil and gas interests underlying the legacy Apex Energy footprint, which was reflected in capital expenditures in the Company's Consolidated Statements of Cash Flows.

Additionally, Gain on Asset Sales and Abandonments, net in the Consolidated Statements of Income and Proceeds from Asset Sales in the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 include the sale of various non-core assets (rights-of-way, surface acreage and other non-operated oil and gas interests and assets), none of which were individually material.

NOTE 5—INCOME TAXES:

The effective tax rates for the three months ended March 31, 2026 and 2025 were 18.7% and 27.5%, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation, federal tax credits, and state taxes.

The total amount of uncertain tax positions at March 31, 2026 and December 31, 2025 was $131,334 and $129,034, respectively. If these uncertain tax positions were recognized, approximately $131,334 and $129,034 would affect CNX's effective tax rate at March 31, 2026 and December 31, 2025, respectively. In 2026, CNX recognized an increase in unrecognized tax benefits of $2,300 for tax benefits resulting from tax positions anticipated to be claimed on our 2026 federal income tax return for additional federal tax credits.

CNX recognizes accrued interest and penalties related to uncertain tax positions in interest expense and income tax expense, respectively. As of March 31, 2026 and December 31, 2025, CNX had no accrued liabilities for interest and penalties related to uncertain tax positions.

CNX and its subsidiaries file federal income tax returns with the United States and tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2022.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT:

	March 31, 2026	December 31, 2025
Intangible Drilling Cost	$6,850,393	$6,755,849
Gas Gathering Equipment	2,777,947	2,771,747
Gas Wells and Related Equipment	1,867,149	1,833,856
Proved Gas Properties	1,459,993	1,457,919
Unproved Gas Properties	775,900	747,528
Surface Land and Other Equipment	179,294	179,676
Other	312,041	310,649
Total Property, Plant and Equipment	14,222,717	14,057,224
Less: Accumulated Depreciation, Depletion and Amortization	6,310,588	6,193,871
Total Property, Plant and Equipment - Net	$7,912,129	$7,863,353

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill:

All goodwill is attributed to the Midstream reporting unit within the Shale segment. Goodwill is evaluated for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount.

The accumulated impairment loss on goodwill is $473,045, resulting in a carrying value of $323,314 at both March 31, 2026 and December 31, 2025.

Other Intangible Assets:

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	March 31, 2026	December 31, 2025
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	54,057	52,419
Total Other Intangible Assets, net	$55,695	$57,333

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets was $1,638 for both the three months ended March 31, 2026 and 2025. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

NOTE 8—REVOLVING CREDIT FACILITIES:
CNX:
CNX as borrower and certain of its subsidiaries (not including CNX Midstream Partners LP ("CNXM")) as guarantor loan parties entered into a Fourth Amended and Restated Credit Agreement for a senior secured revolving credit facility (the "CNX Credit Facility"), dated as of May 17, 2024 and maturing on May 17, 2029, subject to the terms described below. On May 14, 2025, the CNX Credit Facility borrowing base increased from $2,250,000 to $2,400,000 as part of the semi-annual redetermination. Elected commitments remained unchanged at $1,400,000.
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

Interest on outstanding indebtedness under the CNX Credit Facility currently accrues, at the Company’s option, at a rate based on either:

•the highest of (i) PNC Bank, National Association’s prime rate, (ii) the federal funds open rate plus 0.50%, and (iii) the one-month SOFR rate plus 1.0%, in each case, plus a margin ranging from 0.75% to 1.75%; or
•the SOFR rate plus a margin ranging from 1.75% to 2.75%.

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
The CNX Credit Facility also requires that CNX maintain a maximum net leverage ratio of no greater than 3.50 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding derivative asset/liability position, and convertible note liability until one year prior to maturity, and borrowings under the revolver, measured quarterly. The calculation of all of the ratios excludes CNXM, its subsidiaries, and its general partner. CNX was in compliance with all financial covenants as of March 31, 2026.

At March 31, 2026, the CNX Credit Facility had $76,300 of borrowings outstanding, with a weighted average interest rate of 5.81% and $27,997 of letters of credit outstanding, leaving $1,295,703 of unused capacity. At December 31, 2025, the CNX Credit Facility had $200,000 of borrowings outstanding, with a weighted average interest rate of 5.69% and $27,997 of letters of credit outstanding, leaving $1,172,003 of unused capacity.

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

Interest on outstanding indebtedness under the CNXM Credit Facility currently accrues, at CNXM's option, at a rate based on either:
•the highest of (i) PNC Bank, National Association’s prime rate, (ii) the federal funds open rate plus 0.50%, and (iii) the one-month SOFR rate plus 1.0%, in each case, plus a margin ranging from 0.75% to 2.00%; or
•the SOFR rate plus a margin ranging from 1.75% to 3.00%.

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum net leverage ratio of no greater than between 5.00 to 1.00 (ranging to no greater than 5.25 to 1.00 in certain circumstances); (y) a maximum secured leverage ratio of no greater than 3.25 to 1.00; and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00; in each case as calculated in accordance with the terms and definitions determining such ratios contained in the CNXM Credit Facility. CNXM was in compliance with all financial covenants as of March 31, 2026.

At March 31, 2026, the CNXM Credit Facility had $105,000 of borrowings outstanding, with a weighted average interest rate of 5.45% and no letters of credit outstanding, leaving $495,000 of unused capacity. At December 31, 2025, the CNXM Credit Facility had $32,750 of borrowings outstanding, with a weighted average interest rate of 5.58%, and no letters of credit outstanding, leaving $567,250 of unused capacity.

NOTE 9—OTHER ACCRUED LIABILITIES:

	March 31, 2026	December 31, 2025
Royalties	$132,876	$121,078
Accrued Interest	25,420	50,871
Transportation Charges	17,016	21,706
Current Portion Settlement - See Note 11	13,569	23,216
Accrued Payroll & Benefits	7,233	6,884
Accrued Other Taxes	6,735	8,084
Deferred Revenue	6,288	14,589
Short-Term Incentive Compensation	3,022	22,658
Purchased Gas Payable	306	554
Other	24,168	32,614
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	21,075	21,075
Salary Retirement	2,648	2,647
Total Other Accrued Liabilities	$260,356	$325,976

NOTE 10—LONG-TERM DEBT:

	March 31, 2026	December 31, 2025
Senior Notes due March 2032 at 7.25% (Principal of $600,000 less Unamortized Discount of $4,951 and $5,160, respectively)	$595,049	$594,840
Senior Notes due March 2034 at 5.875%, Issued at Par Value	500,000	—
Senior Notes due January 2031 at 7.375% (Principal of $500,000 less Unamortized Discount of $3,612 and $3,800, respectively)	496,388	496,200
CNX Midstream Partners LP Senior Notes due April 2030 at 4.75% (Principal of $400,000 less Unamortized Discount of $2,356 and $2,500, respectively)*	397,644	397,500
Convertible Senior Notes due May 2026 at 2.25% (Principal of $208,553 and $208,556 less Unamortized Discount and Issuance Costs of $106 and $425, respectively)	208,447	208,131
CNX Midstream Partners LP Revolving Credit Facility*	105,000	32,750
CNX Revolving Credit Facility	76,300	200,000
Senior Notes due January 2029 at 6.00%, Issued at Par Value	—	500,000
Less: Unamortized Debt Issuance Costs	11,975	8,062
	2,366,853	2,421,359
Less: Current Portion	208,437	208,095
Long-Term Debt	$2,158,416	$2,213,264
*CNX is not a guarantor of CNXM's 4.75% Senior Notes due April 2030 or the CNXM Credit Facility.

During the three months ended March 31, 2026, CNX issued $500,000 aggregate principal amount of 5.875% Senior Notes due March 2034 (the "New Notes") at 100.0% of par. The New Notes, along with the related guarantees, were issued pursuant to an indenture, dated February 26, 2026, among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., as trustee. The New Notes are guaranteed by all of CNX's restricted subsidiaries that guarantee the CNX Credit Facility (see Note 8 – Revolving Credit Facilities). The New Notes accrue interest from February 26, 2026 at a rate of 5.875% per year. Interest on the New Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning September 1, 2026.

During the three months ended March 31, 2026, CNX purchased and retired $500,000 of its outstanding 6.00% Senior Notes due January 2029. As part of the transaction, a loss of $12,009 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income during the three months ended March 31, 2026.

On December 15, 2025, CNX entered into a privately negotiated exchange agreement (the “exchange agreement”) with a limited number of holders of its 2.25% Convertible Notes due May 2026 ("Convertible Notes") to exchange approximately $122,098 principal amount of Convertible Notes conversion right exercises by issuing an aggregate 9,509,188 shares of CNX common stock to the converting holders representing an average conversion price of $12.84 per share. The shares of CNX common stock issued in the transaction were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 4(a)(2) of the Securities Act in transactions not involving any public offering. The exchange agreement also included additional cash consideration of approximately $855, including accrued interest. As part of the transaction, a loss of $842 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income during the year ended December 31, 2025. During the three months ended March 31, 2026, a nominal amount of Convertible Notes were exchanged for CNX common stock.

During the three months ended March 31, 2025, CNX issued $200,000 aggregate principal amount of additional 7.25% Senior Notes due March 2032 (the "Notes") at a price of 100.5% of par, plus accrued interest from September 1, 2024 to the date of closing less an underwriter discount and other issuance costs of $1,500. The Notes were issued as additional notes under that certain indenture, dated February 23, 2024 (the "Indenture"), pursuant to which CNX previously issued $400,000 aggregate principal amount of 7.25% Senior Notes due 2032 (the "Initial Notes"). The Notes are guaranteed by all of CNX's restricted subsidiaries that guarantee the CNX Credit Facility (see Note 8 – Revolving Credit Facilities) and will have identical terms as the Initial Notes, other than the issue date, the initial offering price and the first interest payment date, and the Notes and the Initial Notes will be treated as a single class of securities under the Indenture and will vote together as a single class.

In 2020, CNX issued $345,000 in aggregate principal amount of the Convertible Notes in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, including $45,000 aggregate principal amount of Convertible Notes issued pursuant to the exercise in full of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes are senior, unsecured obligations of the Company. The Convertible Notes bear interest at a fixed rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2020. Proceeds from the issuance of the Convertible Notes totaled $334,650, net of initial purchaser discounts and issuance costs. The Convertible Notes are guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner). In addition to the December 15, 2025 exchange discussed above, CNX had previously purchased approximately $14,346 of its outstanding Convertible Notes during the year ended December 31, 2022.

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

Before February 1, 2026, noteholders had the right to convert their Convertible Notes only upon the occurrence of the following events:

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

The net carrying amount of the liability and equity components of the Convertible Notes was as follows:

	March 31, 2026	December 31, 2025
Liability Component:
Principal	$208,553	$208,556
Unamortized Issuance Costs	(106)	(425)
Net Carrying Amount	$208,447	$208,131

Fair Value	$626,566	$596,798
Fair Value Hierarchy	Level 2	Level 2
Interest expense related to the Convertible Notes is as follows:

	For the Three Months Ended March 31,
	2026	2025
Contractual Interest Expense	$1,173	$1,860
Amortization of Issuance Costs	318	491
Total Interest Expense	$1,491	$2,351

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated Capped Call Transactions with certain counterparties. The Capped Calls each have an initial strike price of $12.84 per share, subject to certain adjustments, which correspond to the initial conversion price of the Convertible Notes. The Capped Calls have an initial cap price of $18.19 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that initially underlie the Convertible Notes, and are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The conditions that cause adjustments to the initial strike price of the Capped Calls mirror the conditions that result in corresponding adjustments for the Convertible Notes. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $35,673 incurred in connection with the Capped Calls was recorded as a reduction to Capital in Excess of Par Value.

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

On July 22, 2021, CNX received a letter from the UMWA 1974 Pension Plan ("1974 Plan") requesting information related to the facts and circumstances surrounding the 2013 sale of certain of its coal subsidiaries to Murray Energy. The letter indicated that litigation related to potential withdrawal liabilities from the plan created by the 2019 bankruptcy of Murray Energy was reasonably foreseeable and at that time, no liability had been assessed. The 1974 Plan never issued an assessment to CNX. Following a period of discovery, CNX and the 1974 Plan mediated the claim in February 2024. By agreement dated March 4, 2024, CNX settled the 1974 Plan claim for $75,000 which is payable over five-years with the initial payment made at the end of March 2024. Under the SDA, Core became successor-in-interest to the “Coal Business” and accepted and agreed to assume and be responsible for all “Coal Liabilities.” The assumed “Coal Liabilities” are defined broadly in the SDA and specifically include claims, like the 1974 Plan claim, arising under ERISA; involving contributions or other obligations pursuant to any Benefits Plan; and any withdraw liabilities. Core also unequivocally agreed to defend and indemnify CNX for all liabilities relating to, arising out of or resulting from any “Coal Liabilities.” CNX timely tendered the 1974 Plan claim to Core for defense and indemnity in July 2021, which it denied. CNX continued to demand indemnity from Core including prior to, during and after the March 2024 mediation. After Core repudiated its contractual obligations to CNX, and after having timely fulfilled all SDA prerequisites for bringing the action, on March 7, 2024, CNX sued Core for breach of contract seeking an order requiring Core to indemnify CNX for the 1974 Plan claim settlement. On November 8, 2024, the court granted CNX’s Motion for Partial Summary Judgment (the “Summary Judgment Grant”), finding that Core is obligated to indemnify CNX for its settlement of the 1974 Plan claim and to reimburse CNX for its attorney’s fees and costs to defend and resolve the underlying 1974 Plan claim. As of March 31, 2026 and December 31, 2025, Core has reimbursed CNX for all settlement payments made to the 1974 Plan, plus interest. The present value of the $75,000 settlement, less payments made, is recognized in Other Liabilities in the Consolidated Balance Sheets as of March 31, 2026, with the current portion recognized in Other Accrued Liabilities. A corresponding receivable, less payments received, is recognized in Other Non-Current assets in the Consolidated Balance Sheets as of March 31, 2026, with the current portion recognized in Other Receivables, net. These balances may be adjusted from time to time, as appropriate, to reflect changes in circumstances.

At March 31, 2026, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on CNX's financial condition.

Certain guarantees and indemnifications do not have a stated expiration date and therefore are presented in the ‘Indefinite’ column. These amounts represent the maximum potential future payments under such arrangements and are not indicative of the expected timing of any payments.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Indefinite
Letters of Credit:
Firm Transportation	$25,077	$25,077	$—	$—	$—	$—
Other	2,920	2,920	—	—	—	—
Total Letters of Credit	27,997	27,997	—	—	—	—
Surety Bonds:
Employee-Related	2,250	2,250	—	—	—	—
Environmental	47,947	47,947	—	—	—	—
Firm Transportation	129,336	129,336	—	—	—	—
Financial Guarantees	90,162	90,162	—	—	—	—
Other	12,873	12,873	—	—	—	—
Total Surety Bonds	282,568	282,568	—	—	—	—
Other Guarantees	25,211	10,707	6,414	590	—	7,500
Total Commitments	$335,776	$321,272	$6,414	$590	$—	$7,500

Excluded from the above table are commitments and guarantees entered into in conjunction with the spin-off of the Company's coal business in November 2017. Although Core has agreed to indemnify CNX to the extent that CNX would be called upon to pay any of these liabilities, there is no assurance that Core will satisfy its obligations to indemnify CNX in the event that CNX is so called upon (See Part II. Item 1A. Risk Factors of this Form 10-Q and in the 2025 Form 10-K for additional information).

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of March 31, 2026, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$267,705
1 - 3 years	444,913
3 - 5 years	253,066
More than 5 years	427,298
Total Purchase Obligations	$1,392,982

NOTE 12—DERIVATIVE INSTRUMENTS:

CNX may enter into interest rate swap agreements to manage its exposure to interest rate volatility. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. The change in fair value of the interest rate swap agreements is accounted for on a mark-to-market basis with the changes in fair value recorded in current period earnings. There were no interest rate swap agreements entered into as of March 31, 2026.

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

The total notional amounts of CNX's derivative instruments were as follows:

	March 31,	December 31,	Forecasted to
	2026	2025	Settle Through
Natural Gas Commodity Swaps (Bcf)	867.1	929.8	2028
Natural Gas Basis Swaps (Bcf)	557.3	585.5	2029
NGL Commodity Swaps (Mbbls)	1,423.5	180.0	2027

The gross fair value of CNX's derivative instruments was as follows:

	March 31,	December 31,
	2026	2025
Current Assets:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$138,896	$74,064
NGL Commodity Swaps	1,062	1,730
Natural Gas Basis Swaps	24,614	30,274
Total Current Assets	$164,572	$106,068

Other Non-Current Assets:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$163,113	$117,524
Natural Gas Basis Swaps	21,148	16,872
Total Other Non-Current Assets	$184,261	$134,396

Current Liabilities:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$190,069	$323,169
NGL Commodity Swaps	3,279	—
Natural Gas Basis Swaps	50,973	54,776
Total Current Liabilities	$244,321	$377,945

Non-Current Liabilities:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$66,047	$101,387
Natural Gas Basis Swaps	41,897	56,981
Total Non-Current Liabilities	$107,944	$158,368

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended
	March 31,
	2026		2025
Realized (Loss) Gain on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$(196,693)		$(83,477)
Natural Gas Basis Swaps	(25,650)		(24,846)
NGL Commodity Swaps	743		(1,364)
Total Realized Loss on Commodity Derivative Instruments	(221,600)	*	(109,687)	**

Unrealized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	209,606		(504,143)
Natural Gas Basis Swaps	19,536		85,994
NGL Commodity Swaps	(3,561)		(384)
Total Unrealized Gain (Loss) on Commodity Derivative Instruments	225,581		(418,533)

Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	12,913		(587,620)
Natural Gas Basis Swaps	(6,114)		61,148
NGL Commodity Swaps	(2,818)		(1,748)
Total Gain (Loss) on Commodity Derivative Instruments	$3,981		$(528,220)
*Includes $14,470 of commodity derivatives that have been settled but not received and $6,021 settled but not paid at March 31, 2026, and excludes $58,387 that were settled but not paid at December 31, 2025.
**Includes $42,305 of commodity derivatives that have been settled but not paid at March 31, 2025, and excludes $2,309 of commodity derivatives that were settled but not received and $23,212 that were settled but not paid at December 31, 2024.

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

The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at March 31, 2026				Fair Value Measurements at December 31, 2025
Description	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Commodity Derivatives	$—	$(3,432)	*	$—	$—	$(295,849)	**	$—
*Includes $14,470 of commodity derivatives that have been settled but not received and $6,021 settled but not paid at March 31, 2026.
**Includes $58,387 of commodity derivatives that have been settled but not paid at December 31, 2025.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$3,748	$3,748	$779	$779
Restricted Cash*	$2,428	$2,428	$12,685	$12,685
Long-Term Debt (Excluding Debt Issuance Costs)	$2,378,828	$2,797,006	$2,429,421	$2,850,144
*The March 31, 2026 and December 31, 2025 restricted cash balance are located in current assets in the Consolidated Balance Sheets.

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
Operating segments are components of an enterprise for which discrete financial information is available and regularly evaluated by the Chief Operating Decision Maker ("CODM") for resource allocation and performance assessment. The Company's CODM is its Chief Executive Officer. The Company’s segment structure reflects the financial information and reports used by the CODM to make decisions regarding the Company’s business, including resource allocations and performance assessments, as well as the current operating focus.
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

Reportable segment results for the three months ended March 31, 2026 are:

	For the Three Months Ended March 31, 2026
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$662,900	$58,761	$383	$722,044	(A)
(Loss) Gain on Commodity Derivative Instruments	(208,340)	(13,197)	225,518	3,981
Purchased Gas Revenue	—	—	12,687	12,687
Other Revenue and Operating Income	16,369	—	31,573	47,942	(B)
Total Revenue and Other Operating Income	$470,929	$45,564	$270,161	$786,654
Lease Operating Expense	15,542	6,026	202	21,770
Transportation, Gathering and Compression	86,776	15,995	(370)	102,401
Production, Ad Valorem, and Other Fees	6,564	2,212	13	8,789
Depreciation, Depletion and Amortization	112,964	14,416	7,233	134,613
Interest Expense	—	—	40,470	40,470
Other Segment Items	—	—	50,206	50,206
Total Costs and Expenses	$221,846	$38,649	$97,754	$358,249
Income Before Income Tax	$249,083	$6,915	$172,407	$428,405
(A) Included in Natural Gas, NGLs and Oil Revenue are sales of $156,014 to NRG Business Marketing LLC and $83,346 to DTE Energy Trading, Inc., each of which comprises over 10% of revenue from contracts with external customers for the period.

(B) Includes midstream revenue of $16,369 and equity in loss of unconsolidated affiliates of $463 for Shale and Other, respectively. Other also includes sales of environmental attributes of $14,940.

	For the Three Months Ended March 31, 2026
Other Segment Disclosures	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$7,268,317	$894,991	$967,875	$9,131,183	(C)
Capital Expenditures	$163,420	$5,400	$1,086	$169,906
(C) Includes investments in unconsolidated equity affiliates of $5,810.

Reportable segment results for the three months ended March 31, 2025 are:

	For the Three Months Ended March 31, 2025
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$507,555	$43,278	$261	$551,094	(D)
Loss on Commodity Derivative Instruments	(102,700)	(6,953)	(418,567)	(528,220)
Purchased Gas Revenue	—	—	11,550	11,550
Other Revenue and Operating Income	16,838	—	31,126	47,964	(E)
Total Revenue and Other Operating Income (Loss)	$421,693	$36,325	$(375,630)	$82,388
Lease Operating Expense	17,219	5,969	145	23,333
Transportation, Gathering and Compression	78,050	16,783	326	95,159
Production, Ad Valorem, and Other Fees	5,500	1,766	7	7,273
Depreciation, Depletion and Amortization	106,360	13,812	6,890	127,062
Interest Expense	—	—	41,612	41,612
Other Segment Items	—	—	60,748	60,748
Total Costs and Expenses	$207,129	$38,330	$109,728	$355,187
Income (Loss) Before Income Tax	$214,564	$(2,005)	$(485,358)	$(272,799)
(D) Included in Natural Gas, NGLs and Oil Revenue are sales of $64,800 to Citadel Energy Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(E) Includes midstream revenue of $16,838 and equity in loss of unconsolidated affiliates of $58 for Shale and Other, respectively. Other also includes sales of environmental attributes of $22,886.

	For the Three Months Ended March 31, 2025
Other Segment Disclosures	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$7,190,127	$909,369	$947,213	$9,046,709	(F)
Capital Expenditures	$127,679	$2,743	$1,043	$131,465
(F) Includes investments in unconsolidated equity affiliates of $18,323.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income:

	For the Three Months Ended March 31,
	2026	2025
Total Segment Revenue from Contracts with External Customers	$751,100	$579,482
Gain (Loss) on Commodity Derivative Instruments	3,981	(528,220)
Other Operating Income	31,573	31,126
Total Consolidated Revenue and Other Operating Income	$786,654	$82,388

NOTE 15—STOCK REPURCHASE:
The Company’s stock repurchase program was initially announced on September 5, 2017, pursuant to authorization from the Company’s Board of Directors. The Board has periodically increased the authorized dollar amount under the program since its inception. On January 29, 2026, the Company announced that its Board of Directors approved a $2,000,000 increase to the Company's existing stock repurchase program, increasing total authorized repurchases to $4,900,000. As of March 31, 2026, $2,373,989 remained available for repurchases under the program and it is not subject to a termination or expiration date. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board of Directors will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans.

During the three months ended March 31, 2026, 1,446,013 shares were repurchased and retired at an average price of $37.36 per share for a total cost of $50,633. During the three months ended March 31, 2025, 4,186,185 shares were repurchased and retired at an average price of $29.88 per share for a total cost of $126,161. The one-percent excise tax under the Inflation Reduction Act of 2022 is included in total costs for both periods.

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION:

The following are non-cash transactions that impact the investing and financing activities of CNX.
As of March 31, 2026 and December 31, 2025, CNX purchased goods and services related to capital projects in the amount of $38,997 and $59,814, respectively, which are included in accounts payable.

The following table shows cash paid:

	For the Three Months Ended March 31,
	2026	2025
Interest	$63,384	$53,325
Income Taxes	$1,100	$1,700

NOTE 17—RECENT ACCOUNTING PRONOUNCEMENTS:

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Form 10-Q. The information provided below supplements, but does not form part of, CNX's financial statements. This discussion contains forward-looking statements that are based on the current views and beliefs of management, as well as assumptions and estimates made by management. Actual results could differ materially from any such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact future operating performance or financial condition, please see "Part I. Item 1A. Risk Factors" and the section entitled "Forward-Looking Statements" contained in the 2025 Form 10-K. CNX does not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

General

CNX continually monitors factors that could cause actual results of operations to differ from historical results or current expectations. Examples include global events such as heightened geopolitical developments, including in the Middle East, uncertainties in global financial markets, and announcements by the Organization of the Petroleum Exporting Countries that impact oil production, all of which have contributed to increased volatility in global commodity prices. These and other factors could affect the Company’s operations, earnings and cash flows for any period and could cause such results to differ materially from those of prior periods. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

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

Hedging Update

Total hedged natural gas production for the second quarter of 2026 is 115.1 Bcf. CNX's annual gas hedge position is shown in the table below:

	2026	2027
Volumes Hedged (Bcf), as of 4/10/26	459.2(1)	402.2
1Includes actual settlements of 117.2 Bcf.

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

Results of Operations - Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

Net Income (Loss)
CNX had net income of $348 million, or earnings per diluted share of $2.18, for the three months ended March 31, 2026, compared to a net loss of $198 million, or loss per diluted share of $1.34, for the three months ended March 31, 2025.

Included in the earnings for the three months ended March 31, 2026 was an unrealized gain on commodity derivative instruments of $226 million and a net gain on asset sales and abandonments of $6 million. Included in the loss for the three months ended March 31, 2025 was an unrealized loss on commodity derivative instruments of $418 million and a net gain on asset sales and abandonments of $10 million. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the gain on asset sales and abandonments, net.

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

Non-GAAP Financial Measures Reconciliation

	For the Three Months Ended March 31,
(Dollars in millions)	2026	2025
Total Revenue and Other Operating Income	$787	$82
(Deduct) Add:
Purchased Gas Revenue	(13)	(11)
Unrealized (Gain) Loss on Commodity Derivative Instruments	(226)	418
Other Revenue and Operating Income	(48)	(48)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$500	$441

Total Operating Expense	$312	$319
(Deduct) Add:
Depreciation, Depletion and Amortization (DD&A) - Corporate	(6)	(6)
Exploration and Production Related Other Costs	(4)	(2)
Purchased Gas Costs	(12)	(11)
Selling, General and Administrative Costs	(32)	(39)
Other Operating Income (Expense)	4	(14)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$262	$247
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

	For the Three Months Ended March 31,
	2026		2025		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		152.4		147.8		4.6

Natural Gas, NGL and Oil Revenue	$722	$4.87	$551	$3.80	$171	$1.07
Loss on Commodity Derivative Instruments - Cash Settlement	(222)	(1.59)	(110)	(0.81)	(112)	(0.78)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	500	3.28	441	2.99	59	0.29
Lease Operating Expense	22	0.14	23	0.16	(1)	(0.02)
Production, Ad Valorem, and Other Fees	9	0.06	7	0.05	2	0.01
Transportation, Gathering and Compression	102	0.67	95	0.64	7	0.03
Depreciation, Depletion and Amortization (DD&A)	129	0.85	122	0.83	7	0.02
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure	262	1.72	247	1.68	15	0.04
Natural Gas, NGL and Oil Production Margin, a Non-GAAP Financial Measure	$238	$1.56	$194	$1.31	$44	$0.25
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGL, condensate, and natural gas prices.

The 4.6 Bcfe increase in sales volumes was primarily due to new wells turned-in-line throughout 2025 and the first quarter of 2026, including wells related to the APEX Transaction (See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). The increase in sales volumes was offset, in part, by normal production declines.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense decreased on a per unit basis primarily due to a decrease in water disposal costs as more water was reused in well completions, a decrease in well tending expense and the overall increase in total sales volumes.
•Production, ad valorem, and other fees increased on a per unit basis primarily due to the higher sales price in the period to period comparison.
•Transportation, gathering and compression expense increased on a per unit basis primarily due to higher repairs and maintenance expense and increased utilization of firm transportation capacity as volumes in our central Pennsylvania operating area have increased. The per unit increases were offset, in part, by the overall increase in total sales volumes.
•Depreciation, depletion and amortization expense increased on a per unit basis primarily due to a slightly higher annual depletion rate offset, in part, by the overall increase in total sales volumes.

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Three Months Ended March 31,
in thousands (unless noted)	2026	2025	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	13,081	12,205	876	7.2%
Sales Volume (Mbbls)	2,180	2,034	146	7.2%
Gross Price ($/Bbl)	$27.54	$26.52	$1.02	3.8%
Gross NGL Revenue	$60,060	$54,001	$6,059	11.2%

Oil/Condensate:
Sales Volume (MMcfe)	349	197	152	77.2%
Sales Volume (Mbbls)	58	33	25	75.8%
Gross Price ($/Bbl)	$58.08	$57.66	$0.42	0.7%
Gross Oil/Condensate Revenue	$3,373	$1,902	$1,471	77.3%

NATURAL GAS
Sales Volume (MMcf)	138,942	135,408	3,534	2.6%
Sales Price ($/Mcf)	$4.74	$3.66	$1.08	29.5%
Gross Natural Gas Revenue	$658,610	$495,191	$163,419	33.0%

Hedging Impact ($/Mcf)	$(1.59)	$(0.81)	$(0.78)	96.3%
Loss on Commodity Derivative Instruments - Cash Settlement	$(221,599)	$(109,687)	$(111,912)	102.0%

The increase in Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure was primarily due to the 4.6 Bcfe increase in total sales volumes and the $1.08 per Mcf increase in natural gas sales price, when excluding the impact of hedging. These increases were offset, in part, by the impact of the change in the loss on commodity derivative instruments - cash settlement related to the Company's hedging program.

SEGMENT ANALYSIS for the three months ended March 31, 2026 compared to the three months ended March 31, 2025:

	For the Three Months Ended				Difference to Three Months Ended
	March 31, 2026				March 31, 2025
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$663	$59	$—	$722	$155	$16	$—	$171
(Loss) Gain on Commodity Derivative Instruments	(209)	(13)	226	4	(106)	(6)	644	532
Purchased Gas Revenue	—	—	13	13	—	—	2	2
Other Revenue and Operating Income	16	—	32	48	(1)	—	1	—
Total Revenue and Other Operating Income	470	46	271	787	48	10	647	705
Lease Operating Expense	16	6	—	22	(1)	—	—	(1)
Production, Ad Valorem, and Other Fees	6	3	—	9	—	1	—	1
Transportation, Gathering and Compression	86	16	—	102	8	—	(1)	7
Depreciation, Depletion and Amortization	113	14	8	135	7	—	1	8
Exploration and Production Related Other Costs	—	—	4	4	—	—	2	2
Purchased Gas Costs	—	—	12	12	—	—	1	1
Selling, General and Administrative Costs	—	—	32	32	—	—	(7)	(7)
Other Operating Income	—	—	(4)	(4)	—	—	(18)	(18)
Total Operating Expense	221	39	52	312	14	1	(22)	(7)
Other Expense	—	—	1	1	—	—	(3)	(3)
Gain on Asset Sales and Abandonments, net	—	—	(6)	(6)	—	—	4	4
Loss on Debt Extinguishment	—	—	12	12	—	—	12	12
Interest Expense	—	—	40	40	—	—	(2)	(2)
Total Other Expense	—	—	47	47	—	—	11	11
Total Costs and Expenses	221	39	99	359	14	1	(11)	4
Earnings Before Income Tax	$249	$7	$172	$428	$34	$9	$658	$701

        SHALE SEGMENT

The Shale segment had earnings before income tax of $249 million for the three months ended March 31, 2026 compared to earnings before income tax of $215 million for the three months ended March 31, 2025.

	For the Three Months Ended March 31,
	2026	2025	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	129.8	126.0	3.8	3.0%
NGLs Sales Volumes (Bcfe)*	13.1	12.2	0.9	7.4%
Oil/Condensate Sales Volumes (Bcfe)*	0.3	0.2	0.1	50.0%
Total Shale Sales Volumes (Bcfe)*	143.2	138.4	4.8	3.5%

Average Shale Gas Sales Price (per Mcf)	$4.62	$3.58	$1.04	29.1%
Loss on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$(1.61)	$(0.81)	$(0.80)	(98.8)%
Average Sales Price - NGLs (per Mcfe)*	$4.59	$4.42	$0.17	3.8%
Average Sales Price - Oil/Condensate (per Mcfe)*	$9.68	$9.59	$0.09	0.9%

Total Average Shale Sales Price (per Mcfe)	$3.17	$2.92	$0.25	8.6%
Average Shale Lease Operating Expenses (per Mcfe)	0.11	0.12	(0.01)	(8.3)%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.05	0.04	0.01	25.0%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.61	0.56	0.05	8.9%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.78	0.77	0.01	1.3%
Total Average Shale Production Costs (per Mcfe)	$1.55	$1.49	$0.06	4.0%
Total Average Shale Production Margin (per Mcfe)	$1.62	$1.43	$0.19	13.3%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGL, condensate, and natural gas prices.
The increase in total Shale sales volumes was primarily due to new wells turned-in-line throughout 2025 and the first quarter of 2026, including wells related to the APEX Transaction (See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information). The increase in total Shale sales volumes was offset, in part, by normal production declines.

The Shale segment had natural gas, NGLs and oil/condensate revenue of $663 million for the three months ended March 31, 2026 compared to $508 million for the three months ended March 31, 2025. The $155 million increase was primarily due to a 29.1% increase in the average sales price for natural gas and a 3.5% increase in total Shale sales volumes.

The Shale segment had a loss on commodity derivative instruments - cash settlements of $209 million for the three months ended March 31, 2026 compared to a loss of $103 million for the three months ended March 31, 2025. The notional amounts associated with these financial hedges represented approximately 106.1 Bcf of the Company's produced Shale gas sales volumes for the three months ended March 31, 2026 at an average loss of $1.97 per Mcf hedged. For the three months ended March 31, 2025, these financial hedges represented approximately 109.7 Bcf at an average loss of $0.92 per Mcf hedged.

The increase in total average Shale sales price was primarily due to a $1.04 per Mcf increase in average gas sales price and a $0.17 per Mcfe increase in the average NGL sales price. These increases were offset, in part, by a $0.80 per Mcf change in the loss on commodity derivative instruments - cash settlements.

Total operating costs and expenses for the Shale segment were $221 million for the three months ended March 31, 2026 compared to $207 million for the three months ended March 31, 2025. The increase in total dollars and increase in unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $16 million for the three months ended March 31, 2026 compared to $17 million for the three months ended March 31, 2025. The decrease in total dollars and unit costs was primarily related to a decrease in water disposal costs as more water was reused in well completions.

•Shale transportation, gathering and compression costs were $86 million for the three months ended March 31, 2026 compared to $78 million for the three months ended March 31, 2025. The increase in total dollars and unit costs was primarily due to higher repairs and maintenance expense and increased utilization of firm transportation capacity as volumes in our central Pennsylvania operating area have increased. The increase was offset, in part, on a per-unit basis by the overall increase in total Shale sales volumes.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $113 million for the three months ended March 31, 2026 compared to $106 million for the three months ended March 31, 2025. These amounts included depletion on a unit of production basis of $0.68 per Mcfe and $0.66 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third parties. The Shale segment had other revenue and operating income of $16 million for the three months ended March 31, 2026 compared to $17 million for the three months ended March 31, 2025. The decrease in the period-to-period comparison was primarily due to a decrease in third-party gathering volumes.

COALBED METHANE (CBM) SEGMENT
The CBM segment had earnings before income tax of $7 million for the three months ended March 31, 2026 compared to a loss before income tax of $2 million for the three months ended March 31, 2025.

	For the Three Months Ended March 31,
	2026	2025	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	9.1	9.3	(0.2)	(2.2)%

Average CBM Gas Sales Price (per Mcf)	$6.46	$4.63	$1.83	39.5%
Loss on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$(1.45)	$(0.74)	$(0.71)	(95.9)%

Total Average CBM Sales Price (per Mcf)	$5.01	$3.89	$1.12	28.8%
Average CBM Lease Operating Expenses (per Mcf)	0.66	0.64	0.02	3.1%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.24	0.19	0.05	26.3%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.76	1.80	(0.04)	(2.2)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.59	1.47	0.12	8.2%
Total Average CBM Production Costs (per Mcf)	$4.25	$4.10	$0.15	3.7%
Total Average CBM Production Margin (per Mcf)	$0.76	$(0.21)	$0.97	461.9%
The CBM segment had natural gas revenue of $59 million for the three months ended March 31, 2026 compared to $43 million for the three months ended March 31, 2025. The $16 million increase was due to a 39.5% increase in the average sales price for natural gas in the current period offset, in part, by a 2.2% decrease in CBM sales volumes due to normal production declines.

The total average CBM sales price increased $1.12 per Mcf due to a $1.83 per Mcf increase in average natural gas sales price offset, in part, by a $0.71 per Mcf change in the loss on commodity derivative instruments - cash settlements. The notional amounts associated with these financial hedges represented approximately 6.9 Bcf of the Company's produced CBM sales volumes for the three months ended March 31, 2026 at an average loss of $1.92 per Mcf hedged. For the three months ended March 31, 2025, these financial hedges represented approximately 7.6 Bcf at an average loss of $0.92 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $39 million for the three months ended March 31, 2026 compared to $38 million for the three months ended March 31, 2025. The increase in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $6 million for both the three months ended March 31, 2026 and 2025. The increase in per unit costs was due to the decrease in total CBM volumes.

•CBM production, ad valorem and other fees were $3 million for the three months ended March 31, 2026 compared to $2 million for the three months ended March 31, 2025. The increase in total dollars and unit costs was primarily due to the increase in the average CBM gas sales price.

•CBM transportation, gathering and compression costs were $16 million for both the three months ended March 31, 2026 and 2025. The decrease in per unit costs was due to a decrease in electrical compression rates in the current period.

•Depreciation, depletion and amortization costs attributable to the CBM segment was $14 million for both the three months ended March 31, 2026 and 2025. These amounts included depletion on a unit of production basis of $0.80 per Mcfe and $0.87 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

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
The Other Segment had earnings before income tax of $172 million for the three months ended March 31, 2026 compared to a loss before income tax of $486 million for the three months ended March 31, 2025. The increase in total dollars is discussed below.

	For the Three Months Ended March 31,
	2026	2025	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.1	0.1	—	—%

Unrealized Gain (Loss) on Commodity Derivative Instruments

For the three months ended March 31, 2026, the Other Segment recognized an unrealized gain on commodity derivative instruments of $226 million. For the three months ended March 31, 2025, the Other Segment recognized an unrealized loss on commodity derivative instruments of $418 million. The unrealized gain (loss) on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $13 million for the three months ended March 31, 2026 compared to $11 million for the three months ended March 31, 2025. Purchased gas costs were $12 million for the three months ended March 31, 2026 compared to $11 million for the three months ended March 31, 2025. The period-to-period increase in purchased gas revenue was primarily due to an increase in the average sales price offset, in part, by the decrease in purchased gas volumes.

	For the Three Months Ended March 31,
	2026	2025	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	2.3	2.6	(0.3)	(11.5)%
Average Sales Price (per Mcf)	$5.41	$4.45	$0.96	21.6%
Purchased Gas Average Cost (per Mcf)	$5.22	$4.31	$0.91	21.1%

Other Operating Income

	For the Three Months Ended March 31,
(in millions)	2026	2025	Variance	Percent Change
Excess Firm Transportation Income	$14	$5	$9	180.0%
Water Income	3	3	—	—%
Sales of Environmental Attributes	15	23	(8)	(34.8)%
Total Other Operating Income	$32	$31	$1	3.2%

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

Exploration and Production Related Other Costs

	For the Three Months Ended March 31,
(in millions)	2026	2025	Variance	Percent Change
Lease Expiration Costs	$3	$1	$2	200.0%
Land Rentals	1	1	—	—%
Total Exploration and Production Related Other Costs	$4	$2	$2	100.0%

SG&A

SG&A includes costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, charitable contributions and legal compliance expenses. SG&A costs also include non-cash long-term equity-based compensation expense.

	For the Three Months Ended March 31,
(in millions)	2026	2025	Variance	Percent Change
Long-term Equity-Based Compensation (Non-Cash)	$6	$9	$(3)	(33.3)%
Salaries, Wages and Employee Benefits	8	9	(1)	(11.1)%
Contributions and Advertising	2	2	—	—%
Short-term Incentive Compensation	3	2	1	50.0%
Other	13	17	(4)	(23.5)%
Total SG&A	$32	$39	$(7)	(17.9)%

•Long-term equity-based compensation (non-cash) decreased in the period-to-period comparison due to a decrease in the amount of equity awards.
•Other decreased in the period-to-period comparison primarily due to lower professional services and various other one-time items, none of which were individually material.

Other Operating (Income) Expense

	For the Three Months Ended March 31,
(in millions)	2026	2025	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$(9)	$4	$(13)	(325.0)%
Environmental Attribute Fees	2	4	(2)	(50.0)%
Inventory Adjustments	—	1	(1)	(100.0)%
Insurance Expense	1	2	(1)	(50.0)%
Idle Equipment and Service Charges	1	1	—	—%
Water Expense	1	—	1	100.0%
Other	—	2	(2)	(100.0)%
Total Other Operating (Income) Expense	$(4)	$14	$(18)	(128.6)%

•Unutilized firm transportation and processing fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. In some instances, the Company may have the opportunity to realize more favorable net pricing by strategically choosing to sell natural gas into a market or to a customer that does not require the use of the Company’s own firm transportation capacity. Such sales would result in an increase in unutilized firm transportation expense. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Excess Firm Transportation Income in Other Operating Income. The decrease in period-to-period comparison was primarily due to lower fees in the current period, including net credits recognized related to capacity optimization driven by colder weather earlier in the year, which reduced the Company’s overall expenses.
•Environmental attribute fees represent costs related to the sale of environmental attributes that are included in Other Revenue and Operating Income. The decrease in fees in the period-to-period comparison relates to the decrease in sales above.

Other Expense

	For the Three Months Ended March 31,
(in millions)	2026	2025	Variance	Percent Change
Other Income
Right-of-Way Sales	$3	$—	$3	100.0%
Other	1	1	—	—%
Total Other Income	$4	$1	$3	300.0%

Other Expense
Professional Services	$1	$1	$—	—%
Bank Fees	3	3	—	—%
Other Corporate Expense	1	1	—	—%
Total Other Expense	$5	$5	$—	—%

Total Other Expense	$1	$4	$(3)	(75.0)%

•Right‑of‑way sales represent revenue generated from granting third‑party access across the Company’s surface acreage. The $3 million increase in the period-to-period comparison was due to higher right‑of‑way activity in the current period.

Gain on Asset Sales and Abandonments, net

A net gain on asset sales and abandonments of $6 million was recognized in the three months ended March 31, 2026 compared to a net gain of $10 million in the three months ended March 31, 2025. The net gain recognized in the three months ended March 31, 2026 primarily relates to sale of various other non-core assets (primarily rights-of-way, surface acreage and other non-operated oil and gas interests and assets) none of which were individually material.

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

Loss on Debt Extinguishment

A loss on debt extinguishment of $12 million was recognized in the three months ended March 31, 2026 in connection with CNX's repurchase of $500 million aggregate principal amount of 6.00% Senior Notes due January 2029 at an average price equal to 101.6% of the principal amount. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. No such transactions occurred in the current period.

Interest Expense

	For the Three Months Ended March 31,
(in millions)	2026	2025	Variance	Percent Change
Total Interest Expense	$40	$42	$(2)	(4.8)%

The $2 million decrease in total interest expense was primarily due to lower borrowings on the CNX Credit Facility and a reduction in the amount of Convertible Notes outstanding pursuant to the exchange agreement that was entered into in December 2025. See Note 8 – Revolving Credit Facilities and Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Three Months Ended March 31,
(in millions)	2026	2025	Variance	Percent Change
Total Company Earnings (Loss) Before Income Tax	$428	$(273)	$701	(256.8)%
Income Tax Expense (Benefit)	$80	$(75)	$155	(206.7)%
Effective Income Tax Rate	18.7%	27.5%	(8.8)%

The effective income tax rates for the three months ended March 31, 2026 and 2025 were 18.7% and 27.5%, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 differs from the U.S. federal statutory rate of 21% primarily due to the impact of equity compensation, federal tax credits, and state taxes. See Note 5 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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
As of March 31, 2026, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices, CNX currently expects to remain in compliance with its debt covenants.

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

Factors that may Impact our Liquidity
•The Company’s cash on hand and access to additional liquidity. Cash, cash equivalents and restricted cash were $6 million as of March 31, 2026 and $13 million as of December 31, 2025.
•Accounts and notes receivable - trade were $210 million as of March 31, 2026 and $265 million as of December 31, 2025. Our accounts and notes receivable balance may fluctuate as of any balance sheet date depending on the prices we receive for our natural gas and NGLs and the volumes sold.
•As of March 31, 2026, CNX had approximately $208 million classified as current portion of long-term debt, primarily related to the Convertible Notes due in May 2026. CNX actively manages its debt, including maturities and interest rates, in order to maintain financial flexibility and support long-term strategic objectives. Management may, from time to time, refinance existing indebtedness, adjust the mix of variable- and fixed-rate debt, or pursue alternative financing sources to meet the Company’s cash and operational needs. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•Capital expenditures are expected to range between $556 million to $586 million for the year ended December 31, 2026. For the three months ended March 31, 2026, CNX had capital expenditures of $170 million.
•Production volumes are expected to range between 605.0 Bcfe and 620.0 Bcfe for the year ended December 31, 2026. For the three months ended March 31, 2026, CNX had production volumes of 152.4 Bcfe.
•Prices for natural gas and NGLs are volatile, and an extended decline in the prices we receive for our natural gas and NGLs will adversely affect our financial condition and cash flows.
•In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas and NGL swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net liability of $3 million at March 31, 2026 and a net liability of $296 million at December 31, 2025. The Company has not experienced any issues of non-performance by derivative counterparties. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q for further discussion of our commodity risk management.
•CNX may from time to time seek to repurchase and retire outstanding debt, issue new debt, or repurchase a portion of its outstanding common stock through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The amounts involved in any such transactions may be material. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information for discussion related to CNX’s outstanding debt and Note 15 – Stock Repurchase in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information for discussion related to the repurchase of CNXs outstanding common stock.

Cash Flows (in millions)

	For the Three Months Ended March 31,
	2026	2025	Change
Cash Provided by Operating Activities	$278	$216	$62
Cash Used in Investing Activities	$(148)	$(634)	$486
Cash (Used in) Provided by Financing Activities	$(137)	$376	$(513)
Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:
•Net income increased $546 million in the period-to-period comparison.
•Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $732 million net change in commodity derivative instruments, a $170 million net increase in deferred income taxes, a $12 million increase in loss on debt extinguishment and a $66 million net increase for various other changes in working capital.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:
•Capital expenditures increased $38 million primarily due to an increase in drilling and completions activity.
•Proceeds from asset sales increased $16 million primarily due to the sale of non-core oil and gas rights and various non-operated producing oil and gas assets primarily located in the Appalachian Basin.
•During the three months ended March 31, 2026, the Company released approximately $10 million of restricted cash that the Company was contractually obligated to maintain in an escrow account in accordance with the terms of the purchase agreement to acquire the natural gas upstream and associated midstream business of Apex Energy II, LLC, subject to certain post-closing adjustments. During the three months ended March 31, 2025, the Company completed the Apex Transaction for total cash consideration of approximately $518 million, subject to certain post-closing adjustments See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:
•Proceeds from borrowings under the CNXM Credit Facility increased $42 million and repayments under the CNXM Credit Facility decreased $23 million.
•Proceeds from borrowings under the CNX Credit Facility decreased $277 million and repayments under the CNX Credit Facility increased $157 million.
•During the three months ended March 31, 2026, CNX issued $500 million aggregate principal amount of CNX 5.875% Senior Notes due March 2034 at par. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the three months ended March 31, 2026, CNX paid $508 million to repurchase $500 million aggregate principal amount of CNX 6.00% Senior Notes due January 2029 at a price of 101.6% of their principal amount. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the three months ended March 31, 2025, CNX issued an additional $200 million aggregate principal amount of additional 7.25% Senior Notes due March 2032 at a price of 100.5% of their principal amount. This issuance also included an underwriter discount and other issuance costs of $1.5 million, for net cash proceeds of $198.5 million. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In the three months ended March 31, 2026, CNX repurchased $54 million of its common stock on the open market compared to $125 million during the three months ended March 31, 2025.
•During the three months ended March 31, 2026, debt issuance and financing fees increased $7 million primarily due to the issuance of the $500 million 5.875% Senior Notes due March 2034. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Commitments and Significant Contractual and Other Material Cash Obligations

The following is a summary of the Company's significant contractual and other material cash obligations at March 31, 2026 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$12,019	$5,439	$1,770	$—	$19,228
Gas Firm Transportation and Processing	255,686	439,474	251,296	427,298	1,373,754
Long-Term Debt	208,447	—	1,075,332	1,095,049	2,378,828
Interest on Long-Term Debt	141,481	277,780	249,689	131,625	800,575
Finance Lease Obligations	5,106	14,426	3,888	5,402	28,822
Interest on Finance Lease Obligations	1,693	2,510	1,014	313	5,530
Operating Lease Obligations	47,443	76,696	12,086	4,699	140,924
Interest on Operating Lease Obligations	7,248	6,191	1,161	867	15,467
Long-Term Liabilities—Employee Related (a)	2,844	5,556	5,319	18,524	32,243
Other Long-Term Liabilities (b)	229,733	32,400	22,000	139,692	423,825
Total Contractual Obligations (c)	$911,700	$860,472	$1,623,555	$1,823,469	$5,219,196
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

Debt
At March 31, 2026, CNX had total debt of $2,379 million, including the current portion of long-term debt of $208 million and excluding unamortized debt issuance costs. This long-term debt consisted of:
•An aggregate principal amount of $600 million of 7.25% Senior Notes due March 2032 less $5 million of unamortized discount. Interest on the notes is payable March 1 and September 1 of each year. Payment on the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $500 million of 5.875% Senior Notes due March 2034. Interest on the notes is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $500 million of 7.375% Senior Notes due January 2031, less $3 million of unamortized discount. Interest on the notes is payable January 15 and July 15 each year. Payment of the principal and interest on the notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $400 million of 4.75% Senior Notes due April 2030 issued by CNXM, less $2 million of unamortized discount. Interest on the notes is payable April 15 and October 15 of each year. Payment of the principal and interest on the notes is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of these notes.
•An aggregate principal amount of $208 million of 2.25% Convertible Notes due May 2026, unless earlier redeemed, repurchased, or converted. Interest on the notes is payable May 1. Payment of the principal and interest on the Convertible Notes is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner). The Convertible Notes are classified as short-term debt at March 31, 2026.
•An aggregate principal amount of $105 million in outstanding borrowings under the CNXM Credit Facility. Payment of the principal and interest on the CNXM Credit Facility is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of the CNXM Facility.
•An aggregate principal amount of $76 million in outstanding borrowings under the CNX Credit Facility. Payment of the principal and interest on the CNX Credit Facility is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).

Total Equity and Dividends
CNX had total equity of $4,627 million at March 31, 2026 compared to $4,337 million at December 31, 2025. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
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
Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at March 31, 2026. Management believes these items will expire without being funded. See Note 11 – Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

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

This discussion and analysis of our consolidated results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements included in this Form 10-Q. The 2025 financial statements, included in the 2025 Form 10-K filed with the SEC, provide additional information about our operations, financial condition, critical accounting policies, and accounting estimates, and should be read alongside this Form 10-Q. Our significant accounting policies are described in Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Part II, Item 8 of the 2025 Form 10-K.

Forward-Looking Statements

We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Form 10-Q are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words "believe," "intend," "expect," "may," "should," "anticipate," "could," "estimate," "plan," "predict," "project," "will," or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe a strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•prices for natural gas and NGLs are volatile and can fluctuate widely based upon a number of factors beyond our control, including supply and demand for our product;
•if natural gas prices decrease or operational efforts are unsuccessful, CNX may be required to record write-downs of the quantity and value of our proved natural gas properties;
•competition and consolidation within the natural gas industry may adversely affect our ability to sell our products and midstream services or other parts of the business;
•deterioration in the economic conditions in any of the industries in which our customers or their customers operate, a domestic or worldwide financial downturn, or negative credit market conditions may have a material adverse effect on our liquidity, results of operations, business, and financial condition that CNX cannot predict;
•our hedging activities may prevent us from benefiting from price increases and may expose us to other risks;
•negative public perception regarding our Company or industry could have an adverse effect on our operations, financial results, or stock price;
•events beyond our control, including a global or domestic health crisis or global instability and actual and threatened geopolitical conflict, may result in unexpected adverse operating and financial results;
•increasing attention to environmental, social, and governance matters may adversely impact our business;
•our dependence on third party pipeline and processing systems could adversely affect our operations and limit sales of our natural gas and NGLs as a result of disruptions, capacity constraints, proximity issues, or decreases in availability of pipelines or other midstream facilities;
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
•failure to successfully replace our current natural gas reserves through economic development of our existing or acquired undeveloped assets or through acquisition of additional producing assets, would lead to a decline in our natural gas, NGL, and oil production levels and reserves;
•CNX may incur losses as a result of title defects in the properties in which CNX invests or that it acquires or the loss of certain leasehold or other rights related to our midstream activities;
•climate change risk, legislation, litigation, and regulation of greenhouse gas emissions at the federal or state level may increase our operating costs and reduce the value of our natural gas assets;
•environmental regulations can increase costs and introduce uncertainty that could adversely impact the market for natural gas with potential short- and long-term liabilities;
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
•our current long-term debt obligations, the terms of the agreements that govern that debt, and the risks associated therewith, could adversely affect our business, financial condition, liquidity, and results of operations;

•our borrowing base under our revolving credit facility could decrease for a variety of reasons including lower natural gas prices, declines in natural gas reserves, asset sales, and lending requirements or regulations;
•the Capped Call Transactions may affect the value of the Convertible Notes and our common stock, and subject CNX to counterparty performance risk;
•conversion of the Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock;
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
•in connection with the separation of our coal business, Core Natural Resources, Inc., the successor by merger to CONSOL Energy Inc. ("Core") has agreed to indemnify us for certain liabilities, and we have agreed to indemnify Core for certain liabilities;
•cybersecurity incidents targeting our data, systems, oil and natural gas industry systems and infrastructure, or the systems of our third-party service providers or business partners could materially adversely affect our business, financial condition, or results of operations;
•terrorist activities could materially adversely affect our business and results of operations; and
•certain other factors addressed in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 under "Risk Factors".

Although forward-looking statements reflect our good faith beliefs at the time they are made, they involve known and unknown risks, uncertainties and other factors. For more information concerning factors that could cause actual results to differ materially from those conveyed in the forward-looking statements, including, among others, that our business plans may change as circumstances warrant, please refer to the “Risk Factors” and “Cautionary Statement regarding Forward-looking Statements” sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

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
For a summary of accounting policies related to derivative instruments, see Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of the 2025 Form 10-K.
CNX's open derivative instruments can cause earnings volatility relative to changes in market prices until the derivative contracts are either settled or are monetized prior to settlement. At March 31, 2026 and December 31, 2025, our open derivative instruments were in net liability positions with fair values of $3 million and $296 million, respectively. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at March 31, 2026 and December 31, 2025. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $367 million and $423 million at March 31, 2026 and December 31, 2025, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $367 million and $423 million at March 31, 2026 and December 31, 2025, respectively.
CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company has used derivative instruments in the past in order to manage risk related to interest rates, although there are currently no active agreements (see Note 12 – Derivative Instruments in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information). At March 31, 2026 and December 31, 2025, CNX had $2,214 million and $2,219 million, respectively, of aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $12 million and $8 million, respectively. At March 31, 2026 and December 31, 2025, CNX had $181 million and $233 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to the CNX Credit Facility, under which there were $76 million borrowings at March 31, 2026 and $200 million borrowings at December 31, 2025, and the CNXM Credit Facility, under which there were $105 million of borrowings at March 31, 2026 and $33 million at December 31, 2025. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of March 31, 2026 and December 31, 2025 by $2 million on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of April 10, 2026, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2026 Fixed Price Volumes
Hedged Bcf	N/A	115.1	115.7	115.2	346.0
Weighted Average Hedge Price per Mcf	N/A	$2.74	$2.75	$2.74	$2.74
2027 Fixed Price Volumes
Hedged Bcf	101.7	100.9	102.0	100.9	402.2*
Weighted Average Hedge Price per Mcf	$3.31	$3.30	$3.30	$3.34	$3.31
2028 Fixed Price Volumes
Hedged Bcf	48.3	50.7	51.2	49.7	199.9
Weighted Average Hedge Price per Mcf	$3.23	$3.27	$3.27	$3.24	$3.25
*Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.
Note: Table excludes basis only hedges of 24.5 Bcf for 2029.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2026 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A.     RISK FACTORS
The financial conditions and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in "Item 1A. Risk Factors" in the 2025 Form 10-K. The risks described could materially and adversely affect CNX's business, financial condition, cash flows, and results of operations. CNX may experience additional risks and uncertainties not currently known; or, as a result of developments occurring in the future, conditions that are currently deemed to be immaterial may also materially and adversely affect CNX's business, financial condition, cash flows, and results of operations. Except for the risk factor disclosed in Part II, Item 1A of the first quarter 2026 Form 10-Q, which is hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no material changes to the Company’s risk factors as set forth in the 2025 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the three months ended March 31, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
January 1, 2026 - January 31, 2026	1,105,681	$36.56	726,904	$2,401,820
February 1, 2026 - February 28, 2026	666,963	$38.55	641,195	$2,377,076
March 1, 2026 - March 31, 2026	78,378	$39.63	77,914	$2,373,989
Total	1,851,022		1,446,013

(1) Includes shares of common stock withheld from employees to satisfy minimum tax withholding obligations associated with the vesting of restricted stock during the period.
(2) Shares repurchased as part of the Company's current $4,900 million share repurchase program authorized by CNX's Board of Directors and announced on September 5, 2017, and January 29, 2026 which is not subject to an expiration date. See Note 15 – Stock Repurchase in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for more information.

ITEM 5.     OTHER INFORMATION
Trading Arrangements

None of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Exchange Act adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2026.

ITEM 6.EXHIBITS

4.1
Indenture, dated as of February 26, 2026, among CNX Resources Corporation, the subsidiary guarantors party thereto and UMB Bank, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on February 26, 2026.

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

Dated: April 30, 2026

CNX RESOURCES CORPORATION

By:	/S/ ALAN K. SHEPARD
Alan K. Shepard
Director, Chief Executive Officer and President (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ EVERETT W. GOOD
Everett W. Good
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

By:	/S/ JASON L. MUMFORD
Jason L. Mumford
Vice President and Controller