Form 10-Q
period 2026-09-30
CNX Resources Corp
filed 2026-10-29
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☐
Emerging Growth Company ☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of October 14, 2026
Common stock, $0.01 par value	142,861,133

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
Proved reserves - quantities of oil, natural gas, and natural gas liquids (NGLs) that, by analysis of geological and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.
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

PART I : FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
(Unaudited)	September 30,		September 30,
Revenue and Other Operating Income:	2026	2025	2026	2025
Natural Gas, NGLs and Oil Revenue	$372,516	$400,990	$1,483,994	$1,437,113
Gain on Commodity Derivative Instruments	160,563	131,695	340,880	24,596
Purchased Gas Revenue	4,426	9,026	29,569	30,985
Other Revenue and Operating Income	42,499	42,129	130,699	135,956
Total Revenue and Other Operating Income	580,004	583,840	1,985,142	1,628,650
Costs and Expenses:
Operating Expense
Lease Operating Expense	23,839	27,127	66,871	76,715
Production, Ad Valorem and Other Fees	6,669	7,725	22,004	24,666
Transportation, Gathering and Compression	94,632	97,053	300,257	289,165
Depreciation, Depletion and Amortization	134,645	149,323	405,490	428,979
Exploration and Production Related Other Costs	1,698	1,656	8,625	5,509
Purchased Gas Costs	5,250	8,455	29,752	29,066
Selling, General, and Administrative Costs	34,768	30,375	100,850	98,456
Other Operating Expense	19,262	19,178	39,251	54,273
Total Operating Expense	320,763	340,892	973,100	1,006,829
Other Expense (Income)
Other Expense	3,981	1,752	5,674	9,429
Gain on Asset Sales and Abandonments, net	(3,515)	(67,460)	(9,255)	(94,759)
Loss on Debt Extinguishment	—	—	12,009	—
Interest Expense	39,588	42,964	119,081	128,616
Total Other Expense (Income)	40,054	(22,744)	127,509	43,286
Total Costs and Expenses	360,817	318,148	1,100,609	1,050,115
Income Before Income Tax	219,187	265,692	884,533	578,535
Income Tax Expense	53,948	63,589	168,204	141,625
Net Income	$165,239	$202,103	$716,329	$436,910

Earnings per Share
Basic	$1.13	$1.45	$4.92	$3.05
Diluted	$1.12	$1.21	$4.70	$2.57

Dividends Declared	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
(Unaudited)	2026	2025	2026	2025
Net Income	$165,239	$202,103	$716,329	$436,910
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $(26), $(26), $(80), $(78))	71	70	215	209

Comprehensive Income	$165,310	$202,173	$716,544	$437,119

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands)	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,977	$779
Restricted Cash	2,429	12,685
Accounts and Notes Receivable:
Trade, net	140,931	264,658
Other Receivables, net	28,855	61,249
Supplies Inventories	33,996	26,201
Derivative Instruments	353,295	106,068
Prepaid Expenses	19,936	18,697
Total Current Assets	581,419	490,337
Property, Plant and Equipment:
Property, Plant and Equipment	14,488,439	14,057,224
Less—Accumulated Depreciation, Depletion and Amortization	6,566,969	6,193,871
Total Property, Plant and Equipment—Net	7,921,470	7,863,353
Other Non-Current Assets:
Operating Lease Right-of-Use Assets	114,556	150,310
Derivative Instruments	105,011	134,396
Goodwill	323,314	323,314
Other Intangible Assets, net	52,419	57,333
Other	61,825	75,403
Total Other Non-Current Assets	657,125	740,756
TOTAL ASSETS	$9,160,014	$9,094,446

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except per share data)	September 30, 2026	December 31, 2025
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$146,169	$158,811
Derivative Instruments	110,001	377,945
Current Portion of Finance Lease Obligations	5,753	5,095
Current Portion of Long-Term Debt	—	208,095
Current Portion of Operating Lease Obligations	45,420	48,453
Other Accrued Liabilities	230,707	325,976
Total Current Liabilities	538,050	1,124,375
Non-Current Liabilities:
Long-Term Debt	2,278,924	2,213,264
Finance Lease Obligations	27,492	24,991
Operating Lease Obligations	71,321	104,955
Derivative Instruments	94,746	158,368
Deferred Income Taxes	1,054,659	857,367
Asset Retirement Obligations	167,968	163,051
Other	92,588	111,059
Total Non-Current Liabilities	3,787,698	3,633,055
TOTAL LIABILITIES	4,325,748	4,757,430
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 143,874,348 Issued and Outstanding at September 30, 2026; 142,590,509 Issued and Outstanding at December 31, 2025	1,440	1,427
Capital in Excess of Par Value	2,491,908	2,357,039
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	2,346,382	1,984,229
Accumulated Other Comprehensive Loss	(5,464)	(5,679)
TOTAL STOCKHOLDERS' EQUITY	4,834,266	4,337,016
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,160,014	$9,094,446

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands) (Unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
June 30, 2026	$1,491	$2,526,486	$2,321,367	$(5,535)	$4,843,809
Net Income	—	—	165,239	—	165,239
Issuance of Common Stock	—	134	—	—	134
Purchase and Retirement of Common Stock	(52)	(41,997)	(138,191)	—	(180,240)
Shares Withheld for Taxes	—	—	(2,033)	—	(2,033)
Amortization of Stock-Based Compensation Awards	1	7,285	—	—	7,286
Other Comprehensive Income	—	—	—	71	71
September 30, 2026	$1,440	$2,491,908	$2,346,382	$(5,464)	$4,834,266
(Dollars in thousands) (Unaudited)
June 30, 2025	$1,420	$2,298,970	$1,797,896	$(5,573)	$4,092,713
Net Income	—	—	202,103	—	202,103
Issuance of Common Stock	—	56	—	—	56
Purchase and Retirement of Common Stock	(60)	(50,170)	(133,956)	—	(184,186)
Shares Withheld for Taxes	—	—	(348)	—	(348)
Amortization of Stock-Based Compensation Awards	—	5,165	—	—	5,165
Other Comprehensive Income	—	—	—	70	70
September 30, 2025	$1,360	$2,254,021	$1,865,695	$(5,503)	$4,115,573

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
December 31, 2025	$1,427	$2,357,039	$1,984,229	$(5,679)	$4,337,016
(Unaudited)
Net Income	—	—	716,329	—	716,329
Issuance of Common Stock	3	3,382	—	—	3,385
Purchase and Retirement of Common Stock	(124)	(95,730)	(336,927)	—	(432,781)
Convertible Debt Exchange for Shares	126	182,078	—	—	182,204
Settlement of Capped Call	—	26,351	—	—	26,351
Shares Withheld for Taxes	—	—	(17,249)	—	(17,249)
Amortization of Stock-Based Compensation Awards	8	18,788	—	—	18,796
Other Comprehensive Income	—	—	—	215	215
September 30, 2026	$1,440	$2,491,908	$2,346,382	$(5,464)	$4,834,266
(Dollars in thousands)
December 31, 2024	$1,490	$2,348,959	$1,753,293	$(5,712)	$4,098,030
(Unaudited)
Net Income	—	—	436,910	—	436,910
Issuance of Common Stock	1	985	—	—	986
Purchase and Retirement of Common Stock	(139)	(114,980)	(310,668)	—	(425,787)
Shares Withheld for Taxes	—	—	(13,840)	—	(13,840)
Amortization of Stock-Based Compensation Awards	8	19,057	—	—	19,065
Other Comprehensive Income	—	—	—	209	209
September 30, 2025	$1,360	$2,254,021	$1,865,695	$(5,503)	$4,115,573

The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended
Dollars in Thousands	September 30,
Cash Flows from Operating Activities:	2026	2025
Net Income	$716,329	$436,910
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	405,490	428,979
Amortization of Deferred Financing Costs	6,788	8,083
Stock-Based Compensation	18,796	19,065
Gain on Asset Sales and Abandonments, net	(9,255)	(94,759)
Loss on Debt Extinguishment	12,009	—
Gain on Commodity Derivative Instruments	(340,880)	(24,596)
Net Cash Paid in Settlement of Commodity Derivative Instruments	(208,527)	(161,977)
Deferred Income Taxes	160,423	140,140
Other	1,334	1,842
Changes in Operating Assets:
Accounts and Notes Receivable	130,336	49,036
Supplies Inventories	(7,795)	(16,250)
Prepaid Expenses	(1,240)	(1,575)
Changes in Other Assets	14,536	22,883
Changes in Operating Liabilities:
Accounts Payable	(27,844)	(17,974)
Accrued Interest	(27,053)	(15,393)
Other Operating Liabilities	(15,094)	(20,388)
Changes in Other Liabilities	(17,795)	(22,118)
Net Cash Provided by Operating Activities	810,558	731,908
Cash Flows from Investing Activities:
Capital Expenditures	(451,058)	(320,574)
Proceeds from Asset Sales	48,723	105,207
Investment in Equity Affiliates	(5,615)	(3,303)
Apex Acquisition (Net of Cash Acquired)	(10,255)	(517,599)
Net Cash Used in Investing Activities	(418,205)	(736,269)
Cash Flows from Financing Activities:
Payments on Long-Term Notes	(507,965)	—
Proceeds from CNXM Revolving Credit Facility Borrowings	273,050	252,925
Repayments of CNXM Revolving Credit Facility Borrowings	(238,800)	(248,475)
Proceeds from CNX Revolving Credit Facility Borrowings	1,549,700	1,574,600
Repayments of CNX Revolving Credit Facility Borrowings	(1,516,850)	(1,370,800)
Proceeds from Issuance of CNX Senior Notes	500,000	198,500
Payments on Other Debt	(3,914)	(3,089)
Proceeds from Issuance of Common Stock	3,385	986
Shares Withheld for Taxes	(17,249)	(13,840)
Purchases of Common Stock	(434,678)	(423,226)
Debt Issuance and Financing Fees	(8,090)	(960)
Net Cash Used in Financing Activities	(401,411)	(33,379)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(9,058)	(37,740)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	13,464	55,073
Cash, Cash Equivalents and Restricted Cash at End of Period	$4,406	$17,333
The accompanying notes are an integral part of these financial statements.

CNX RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for future periods.

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

Cash & Cash Equivalents:

Cash and cash equivalents of $1,977 and $779 as of September 30, 2026 and December 31, 2025, respectively, include cash on hand and on deposit at banking institutions as well as all highly liquid short-term securities with original maturities of three months or less.
Restricted Cash:
Restricted cash of $2,429 at September 30, 2026 consists of funds that the Company was contractually obligated to maintain in an escrow account in accordance with the terms of the purchase agreement to acquire various rights-of-way, surface acreage and other oil and gas royalty interests from a third party.
Restricted cash of $12,685 at December 31, 2025 consists of funds that the Company was contractually obligated to maintain in an escrow account in accordance with the terms of the purchase agreement to acquire the natural gas upstream and associated midstream business of Apex Energy II, LLC ("Apex"), as well as funds that the Company was contractually obligated to maintain in an escrow account in accordance with the terms of the purchase agreement to acquire various rights-of-way, surface acreage and other oil and gas royalty interests from a third party. See Note 4 – Acquisitions and Dispositions for more information.

Trade Accounts Receivable and Allowance for Credit Losses:

As of September 30, 2026 and December 31, 2025, Accounts Receivable - Trade were $140,931 and $264,658, respectively, and Other Receivables were $28,855 and $61,249, respectively.

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

The following represents activity related to the allowance for credit losses for the nine months ended:

	September 30,
	2026	2025
Allowance for Credit Losses - Trade, Beginning of Year	$84	$84
Provision for Expected Credit Losses	—	—
Allowance for Credit Losses - Trade, End of Period	$84	$84

Allowance for Credit Losses - Other Receivables, Beginning of Year	$1,037	$1,233
Recovery of Expected Credit Losses	(77)	(202)
Allowance for Credit Losses - Other Receivables, End of Period	$960	$1,031

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

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Anti-Dilutive Restricted Stock Units	237,165	244,338	258,801	273,398

On January 28, 2026, in accordance with the indenture governing the Convertible Notes, CNX issued a notice of settlement method election for all of the outstanding Convertible Notes providing that CNX would settle any of the Convertible Notes outstanding by issuing shares of the Company's common stock, together, if applicable, with cash in lieu of fractional shares, as provided for in the indenture. Subsequently, on May 1, 2026, the Convertible Notes were settled at maturity for a net settlement of 12,636,743 net shares of common stock delivered to the noteholders.

The table below sets forth the share-based awards that have been exercised or released:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Options	12,666	8,225	292,096	106,231
Restricted Stock Units	19,074	25,155	678,491	756,238
Performance Share Units	119,313	12,052	574,382	495,622
	151,053	45,432	1,544,969	1,358,091

The computations for basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$165,239	$202,103	$716,329	$436,910
Basic Earnings Available to Shareholders	$165,239	$202,103	$716,329	$436,910

Effect of Dilutive Securities:
Add Back Interest on Convertible Notes (Net of Tax)	$—	$1,405	$1,295	$4,214
Diluted Earnings Available to Shareholders	$165,239	$203,508	$717,624	$441,124

Weighted-Average Shares of Common Stock Outstanding	146,044,472	139,251,482	145,481,375	143,455,291
Effect of Diluted Shares:
Options	194,672	549,148	276,751	568,262
Restricted Stock Units	905,543	1,176,208	866,892	1,138,590
Performance Share Units	478,712	856,491	499,718	850,788
Convertible Notes	—	25,751,869	5,616,330	25,751,869
Weighted-Average Diluted Shares of Common Stock Outstanding	147,623,399	167,585,198	152,741,066	171,764,800

Earnings per Share:
Basic	$1.13	$1.45	$4.92	$3.05
Diluted	$1.12	$1.21	$4.70	$2.57

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

Disaggregation of Revenue

The following table is a disaggregation of revenue by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from Contracts with Customers:
Natural Gas Revenue	$315,669	$361,300	$1,301,157	$1,300,056
NGL Revenue	54,613	36,663	172,445	130,483
Oil/Condensate Revenue	2,234	3,027	10,392	6,574
Total Natural Gas, NGLs and Oil Revenue	372,516	400,990	1,483,994	1,437,113

Purchased Gas Revenue	4,426	9,026	29,569	30,985

Other Sources of Revenue and Other Operating Income:
Gain on Commodity Derivative Instruments	160,563	131,695	340,880	24,596
Other Revenue and Operating Income	42,499	42,129	130,699	135,956
Total Revenue and Other Operating Income	$580,004	$583,840	$1,985,142	$1,628,650

The disaggregated revenue information corresponds with the Company’s segment reporting found in Note 14 – Segment Information.

Contract Balances

CNX invoices its customers once a performance obligation has been satisfied, at which point payment is unconditional. Accordingly, CNX's contracts with customers do not give rise to material contract assets or liabilities under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). The Company has no contract assets recognized from the costs to obtain or fulfill a contract with a customer.

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

For contracts with original terms greater than one year, a significant portion of the consideration is variable. The variable consideration relates specifically to the Company’s efforts to satisfy the respective performance obligations and is allocated entirely to those performance obligations in accordance with the variable consideration allocation guidance in ASC 606. Accordingly, the Company has applied the practical expedient under ASC 606 and has excluded such variable consideration from the disclosure of transaction price allocated to remaining performance obligations.

For natural gas, NGLs and oil revenue associated with contract terms greater than one year with a fixed price component, the aggregate amount of the transaction price allocated to remaining performance obligations was $5,914 as of September 30, 2026. The Company expects to recognize net revenue of $3,769 in the next 12 months and $1,539 over the following 12 months, with the remainder recognized thereafter.

For revenue associated with CNX's midstream contracts, which also have terms greater than one year, the interruptible gathering of each unit of natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

CNX records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas, NGLs and oil revenue may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. CNX records the differences between the estimate and the actual amounts received in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and the related accruals, and any identified differences between its revenue estimates and the actual revenue received historically have not been significant. For the three and nine months ended September 30, 2026 and 2025, revenue recognized in the current reporting period related to performance obligations satisfied in a prior reporting period was not material.

NOTE 4—ACQUISITIONS AND DISPOSITIONS:

On January 27, 2025, the Company completed the acquisition of Apex (the "Apex Transaction") for total cash consideration of approximately $517,599, net of $1,588 of cash received, and subject to certain post-closing adjustments. The Apex Transaction was classified as an asset acquisition under GAAP as substantially all the fair value of the acquired assets is concentrated in a group of similar identifiable assets, which are primarily oil and gas properties, wells, and well-related equipment. Therefore, the properties were recorded at the total consideration paid, including purchase price adjustments and capitalized transaction costs. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair value as of the acquisition date. The Apex Transaction expands CNX's existing Shale undeveloped leasehold in the central Pennsylvania region and provides an existing infrastructure footprint that can be leveraged for future development.

In connection with the Apex Transaction, CNX maintained an escrow account pursuant to the purchase agreement to settle certain post‑closing adjustments, which was to be released on the one‑year anniversary of closing. During the nine months ended September 30, 2026, approximately $10,255 previously classified as restricted cash was reflected in Apex Acquisitions (Net of Cash Acquired) in the Company’s Consolidated Statements of Cash Flows.

During the nine months ended September 30, 2026, CNX made the first of three annual payments of $16,500 pursuant to an agreement that provides the Company with the right to acquire Utica Shale oil and gas interests underlying the legacy Apex Energy footprint, which was reflected in capital expenditures in the Company's Consolidated Statements of Cash Flows.

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

Additionally, Gain on Asset Sales and Abandonments, net in the Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025 and Proceeds from Asset Sales in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 include the sale of various non-core assets (rights-of-way, surface acreage and other non-operated oil and gas interests and assets), none of which were individually material.

NOTE 5—INCOME TAXES:

The effective tax rates for the three and nine months ended September 30, 2026 were 24.6% and 19.0%, respectively. The effective tax rates for the three and nine months ended September 30, 2025 were 23.9% and 24.5%, respectively. The effective tax rate for the three and nine months ended September 30, 2026 and 2025 differs from the U.S. federal statutory rate of 21% primarily due to the impact of federal tax credits, equity compensation, and state taxes. The Company previously recognized income tax benefits related to certain federal tax credits as a reduction of income tax expense. On July 1, 2026, the Company monetized these credits through a sale to a third party for approximately $30,000, net of transaction costs. The proceeds approximated the carrying amount of the credits and, accordingly, the sale did not result in a material additional income tax benefit.

The total amount of uncertain tax positions at September 30, 2026 and December 31, 2025 was $144,672 and $129,034, respectively. If these uncertain tax positions were recognized, approximately $144,672 and $129,034 would affect CNX's effective tax rate at September 30, 2026 and December 31, 2025, respectively. In 2026, CNX recognized an increase in unrecognized tax benefits of $15,638 for tax benefits resulting from tax positions anticipated to be claimed on our 2026 federal income tax return for additional federal tax credits.

CNX recognizes accrued interest and penalties related to uncertain tax positions in interest expense and income tax expense, respectively. As of September 30, 2026 and December 31, 2025, CNX had no accrued liabilities for interest and penalties related to uncertain tax positions.

CNX and its subsidiaries file federal income tax returns with the United States and tax returns within various states. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2022.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT:

	September 30, 2026	December 31, 2025
Intangible Drilling Cost	$7,004,909	$6,755,849
Gas Gathering Equipment	2,825,923	2,771,747
Gas Wells and Related Equipment	1,924,223	1,833,856
Proved Gas Properties	1,463,463	1,457,919
Unproved Gas Properties	774,705	747,528
Surface Land and Other Equipment	179,210	179,676
Other	316,006	310,649
Total Property, Plant and Equipment	14,488,439	14,057,224
Less: Accumulated Depreciation, Depletion and Amortization	6,566,969	6,193,871
Total Property, Plant and Equipment—Net	$7,921,470	$7,863,353

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill:

All goodwill is attributed to the Midstream reporting unit within the Shale segment. Goodwill is evaluated for impairment at least annually and whenever events or changes in circumstance indicate that the fair value of a reporting unit is less than its carrying amount.

The accumulated impairment loss on goodwill is $473,045, resulting in a carrying value of $323,314 at both September 30, 2026 and December 31, 2025.

Other Intangible Assets:

The carrying amount and accumulated amortization of other intangible assets consist of the following:

	September 30, 2026	December 31, 2025
Other Intangible Assets:
Gross Amortizable Asset - Customer Relationships	$109,752	$109,752
Less: Accumulated Amortization - Customer Relationships	57,333	52,419
Total Other Intangible Assets, net	$52,419	$57,333

The customer relationship intangible asset is being amortized on a straight-line basis over approximately 17 years. Amortization expense related to other intangible assets for both the three and nine months ended September 30, 2026 and 2025 was $1,638 and $4,914, respectively. The estimated annual amortization expense is expected to approximate $6,552 per year for each of the next five years.

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

The CNX Credit Facility also requires that CNX maintain a maximum net leverage ratio of no greater than 3.50 to 1.00, which is calculated as the ratio of debt less cash on hand to consolidated EBITDA, measured quarterly. CNX must also maintain a minimum current ratio of no less than 1.00 to 1.00, which is calculated as the ratio of current assets, plus revolver availability, to current liabilities, excluding derivative asset/liability position, and convertible note liability until one year prior to maturity, and borrowings under the revolver, measured quarterly. The calculation of all of the ratios excludes CNXM, its subsidiaries, and its general partner. CNX was in compliance with all financial covenants as of September 30, 2026.
At September 30, 2026, the CNX Credit Facility had $232,850 of borrowings outstanding, with a weighted average interest rate of 5.55% and $27,097 of letters of credit outstanding, leaving $1,140,053 of unused capacity. At December 31, 2025, the CNX Credit Facility had $200,000 of borrowings outstanding, with a weighted average interest rate of 5.69% and $27,997 of letters of credit outstanding, leaving $1,172,003 of unused capacity.

CNXM:
CNXM as borrower and certain of its subsidiaries as guarantor loan parties entered into a Second Amended and Restated Credit Agreement for a senior secured revolving credit facility (the "CNXM Credit Facility"), dated as of May 17, 2024 and maturing on May 17, 2029. The CNXM Credit Facility has $600,000 of elected commitments and is not subject to semi-annual redetermination. CNX is not a guarantor under the CNXM Credit Facility.
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

In addition, CNXM is obligated to maintain at the end of each fiscal quarter (x) a maximum net leverage ratio of no greater than between 5.00 to 1.00 (ranging to no greater than 5.25 to 1.00 in certain circumstances); (y) a maximum secured leverage ratio of no greater than 3.25 to 1.00; and (z) a minimum interest coverage ratio of no less than 2.50 to 1.00; in each case as calculated in accordance with the terms and definitions determining such ratios contained in the CNXM Credit Facility. CNXM was in compliance with all financial covenants as of September 30, 2026.

At September 30, 2026, the CNXM Credit Facility had $67,000 of borrowings outstanding, with a weighted average interest rate of 5.55% and no letters of credit outstanding, leaving $533,000 of unused capacity. At December 31, 2025, the

CNXM Credit Facility had $32,750 of borrowings outstanding, with a weighted average interest rate of 5.58%, and no letters of credit outstanding, leaving $567,250 of unused capacity.

NOTE 9—OTHER ACCRUED LIABILITIES:

	September 30, 2026	December 31, 2025
Royalties	$103,732	$121,078
Accrued Interest	23,817	50,871
Transportation Charges	15,250	21,706
Current Portion Settlement - See Note 11	13,985	23,216
Short-Term Incentive Compensation	9,371	22,658
Deferred Revenue	8,621	14,589
Accrued Other Taxes	7,623	8,084
Accrued Payroll & Benefits	7,390	6,884
Purchased Gas Payable	191	554
Other	17,003	32,614
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	21,075	21,075
Salary Retirement	2,649	2,647
Total Other Accrued Liabilities	$230,707	$325,976

NOTE 10—LONG-TERM DEBT:

	September 30, 2026	December 31, 2025
Senior Notes due March 2032 at 7.25% (Principal of $600,000 less Unamortized Discount of $4,533 and $5,160, respectively)	$595,467	$594,840
Senior Notes due March 2034 at 5.875%, Issued at Par Value	500,000	—
Senior Notes due January 2031 at 7.375% (Principal of $500,000 less Unamortized Discount of $3,235 and $3,800, respectively)	496,765	496,200
CNX Midstream Partners LP Senior Notes due April 2030 at 4.75% (Principal of $400,000 less Unamortized Discount of $2,067 and $2,500, respectively)*	397,933	397,500
CNX Revolving Credit Facility	232,850	200,000
CNX Midstream Partners LP Revolving Credit Facility*	67,000	32,750
Senior Notes due January 2029 at 6.00%, Issued at Par Value	—	500,000
Convertible Senior Notes due May 2026 at 2.25% (Principal of $208,556 less Unamortized Discount and Issuance Costs $425)	—	208,131
Less: Unamortized Debt Issuance Costs	11,091	8,062
	2,278,924	2,421,359
Less: Current Portion	—	208,095
Long-Term Debt	$2,278,924	$2,213,264
*CNX is not a guarantor of CNXM's 4.75% Senior Notes due April 2030 or the CNXM Credit Facility.

During the nine months ended September 30, 2026, CNX issued $500,000 aggregate principal amount of 5.875% Senior Notes due March 2034 (the "New Notes") at 100% of par. The New Notes, along with the related guarantees, were issued pursuant to an indenture, dated February 26, 2026, among the Company, the subsidiary guarantors party thereto and UMB Bank, N.A., as trustee. The New Notes are guaranteed by all of CNX's restricted subsidiaries that guarantee the CNX Credit Facility (see Note 8 – Revolving Credit Facilities). The New Notes accrue interest from February 26, 2026 at a rate of 5.875% per year. Interest on the New Notes is payable semi-annually in arrears on March 1 and September 1 of each year, beginning September 1, 2026.

During the nine months ended September 30, 2026, CNX repurchased all $500,000 aggregate principal amount of its outstanding 6.00% Senior Notes due January 2029. As part of the transaction, a loss of $12,009 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income during the nine months ended September 30, 2026.

In 2020, CNX issued $345,000 aggregate principal amount of the Convertible Notes (the "Convertible Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 (the "Securities Act"), including $45,000 aggregate principal amount of Convertible Notes issued pursuant to the exercise in full of the initial purchasers’ option to purchase additional Convertible Notes. The Convertible Notes were senior, unsecured obligations of the Company. The Convertible Notes bore interest at a fixed rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2020. Proceeds from the issuance of the Convertible Notes totaled $334,650, net of initial purchaser discounts and issuance costs. The Convertible Notes were guaranteed by most of CNX's subsidiaries excluding CNXM (or its subsidiaries or general partner). In connection with the offering of the Convertible Notes, the Company entered into privately negotiated Capped Call Transactions (the "Capped Calls") with certain counterparties. The Capped Calls had an initial strike price of $12.84 per share, subject to certain adjustments, which correspond to the initial conversion price of the Convertible Notes.

On December 15, 2025, CNX entered into a privately negotiated exchange agreement (the "exchange agreement") with a limited number of holders of the Convertible Notes to exchange approximately $122,098 principal amount of Convertible Notes for an aggregate 9,509,188 shares of CNX common stock, representing an average conversion price of $12.84 per share. The shares of CNX common stock issued in the transaction were issued pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act in transactions not involving any public offering. The exchange agreement also included additional cash consideration of approximately $855 in the aggregate, including accrued interest. As part of the transaction, a loss of $842 was included in Loss on Debt Extinguishment in the Consolidated Statements of Income during the year ended December 31, 2025.

On May 1, 2026, the Convertible Notes matured. The remaining outstanding aggregate principal amount of $208,553 of the Convertible Notes was fully settled through the issuance of 12,636,743 net shares of common stock to the noteholders pursuant to the physical settlement terms of the indenture governing the Convertible Notes. No cash was exchanged at maturity. Concurrently, the privately negotiated Capped Calls entered into in connection with the initial issuance of the Convertible Notes expired. Pursuant to the net share settlement terms of the Capped Calls, the option counterparties delivered a total of 3,605,684 shares of common stock to CNX. Upon receipt from the counterparties, the shares were immediately and subsequently retired by CNX.

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

The net carrying amount of the liability and equity components of the Convertible Notes were as follows:

	September 30, 2026	December 31, 2025
Liability Component:
Principal	$—	$208,556
Unamortized Issuance Costs	—	(425)
Net Carrying Amount	$—	$208,131

Fair Value	$—	$596,798
Fair Value Hierarchy	—	Level 2

During the nine months ended September 30, 2026, all outstanding Convertible Notes matured. Accordingly, there was no carrying value or fair value of Convertible Notes as of September 30, 2026.

Interest expense related to the Convertible Notes is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual Interest Expense	$—	$1,860	$1,564	$5,580
Amortization of Issuance Costs	—	498	425	1,483
Total Interest Expense	$—	$2,358	$1,989	$7,063

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
The 1992 Coal Industry Retiree Health Benefit Act ("Coal Act"), in Section 9711, requires coal companies that were providing health benefits to United Mine Workers of America ("UMWA") retirees as of February 1993 to continue providing health benefits to such individuals, in substantially the same coverages, for as long as the last signatory operator remains in business. Section 9711 also requires any "related person" to be joint and severally liable for the provision of these health benefits. On May 1, 2020, the court in the Murray Energy Corporation ("Murray") bankruptcy proceedings approved a settlement agreement between Murray and the UMWA that transferred to the UMWA 1992 Benefit Plan the Coal Act liabilities for retirees in Murray’s Section 9711 plan. The retirees transferred by Murray to the 1992 Benefit Plan include approximately 2,159 retirees allegedly traced to the December 2013 sale by Core Natural Resources, Inc., the successor by merger to CONSOL Energy ("Core") to Murray Energy of the following possible last signatory operators: Consolidation Coal Company, McElroy Coal Company, Southern Ohio Coal Company, Central Ohio Coal Company, Keystone Coal Mining Corp., and Eighty-Four Mining Company (the "Sold Subsidiaries"). On May 2, 2020, the Trustees of the UMWA 1992 Benefit Plan sued CNX and Core in federal court contending that the Sold Subsidiaries were last signatory operators and that CNX and Core are related persons to the Sold Subsidiaries and, as such, CNX and Core are jointly and severally liable for the Coal Act health benefits allegedly owed to the eligible retirees traced to the Sold Subsidiaries. The 1992 Benefit Plan seeks, among other relief, a declaration that CNX and Core are obligated to enroll the eligible retirees attributed to the Sold Subsidiaries in a Section 9711 plan; that CNX and Core are liable to post the security required by Section 9712; and, that CNX and Core are liable to pay per beneficiary premiums until the eligible retirees are enrolled in a Section 9711 plan, and other fees, costs and disbursements under the Coal Act. On March 29, 2022, the Court denied the Defendants’ Motions to Dismiss CNX and Core are now defending this action on the merits. Further, under the Separation and Distribution Agreement ("SDA") that was entered into at the time CNX spun-out its coal business in 2017, Core agreed to indemnify CNX for all coal-related liabilities, including this lawsuit. With respect to this matter, although a loss is possible, it is not probable, and accordingly no accrual has been recognized.

On July 22, 2021, CNX received a letter from the UMWA 1974 Pension Plan ("1974 Plan") requesting information related to the facts and circumstances surrounding the 2013 sale of certain of its coal subsidiaries to Murray Energy. The letter indicated that litigation related to potential withdrawal liabilities from the plan created by the 2019 bankruptcy of Murray Energy was reasonably foreseeable and at that time, no liability had been assessed. The 1974 Plan never issued an assessment to CNX. Following a period of discovery, CNX and the 1974 Plan mediated the claim in February 2024. By agreement dated March 4, 2024, CNX settled the 1974 Plan claim for $75,000 which is payable over five-years with the initial payment made at the end of March 2024. Under the SDA, Core became successor-in-interest to the "Coal Business" and accepted and agreed to assume and be responsible for all "Coal Liabilities." The assumed "Coal Liabilities" are defined broadly in the SDA and specifically include claims, like the 1974 Plan claim, arising under ERISA; involving contributions or other obligations pursuant to any Benefits Plan; and any withdraw liabilities. Core also unequivocally agreed to defend and indemnify CNX for all liabilities relating to, arising out of or resulting from any "Coal Liabilities." CNX timely tendered the 1974 Plan claim to Core for defense and indemnity in July 2021, which it denied. CNX continued to demand indemnity from Core including prior to, during and after the March 2024 mediation. After Core repudiated its contractual obligations to CNX, and after having timely fulfilled all SDA prerequisites for bringing the action, on March 7, 2024, CNX sued Core for breach of contract seeking an order requiring Core to indemnify CNX for the 1974 Plan claim settlement. On November 8, 2024, the court granted CNX’s Motion for Partial Summary Judgment (the "Summary Judgment Grant"), finding that Core is obligated to indemnify CNX for its settlement of the 1974 Plan claim and to reimburse CNX for its attorney’s fees and costs to defend and resolve the underlying 1974 Plan claim. As of September 30, 2026 and December 31, 2025, Core has reimbursed CNX for all settlement payments made to the 1974 Plan, plus interest. The present value of the $75,000 settlement, less payments made, is recognized in Other Liabilities in the Consolidated Balance Sheets as of September 30, 2026, with the current portion recognized in Other Accrued Liabilities. A corresponding receivable, less payments received, is recognized in Other Non-Current assets in the Consolidated Balance Sheets as of September 30, 2026, with the current portion recognized in Other Receivables, net. These balances may be adjusted from time to time, as appropriate, to reflect changes in circumstances.

At September 30, 2026, CNX has provided the following financial guarantees, unconditional purchase obligations, and letters of credit to certain third parties as described by major category in the following tables. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these unconditional purchase obligations and letters of credit are recorded as liabilities in the financial statements. CNX management believes that the commitments in the following table will expire without being funded, and therefore will not have a material adverse effect on CNX's financial condition.

Certain guarantees and indemnifications do not have a stated expiration date and therefore are presented in the ‘Indefinite’ column. These amounts represent the maximum potential future payments under such arrangements and are not indicative of the expected timing of any payments.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years	Indefinite
Letters of Credit:
Firm Transportation	$24,177	$24,177	$—	$—	$—	$—
Other	2,920	2,920	—	—	—	—
Total Letters of Credit	27,097	27,097	—	—	—	—
Surety Bonds:
Employee-Related	2,250	—	2,250	—	—	—
Environmental	50,930	49,135	1,795	—	—	—
Firm Transportation	129,336	129,336	—	—	—	—
Financial Guarantees	90,162	26,000	64,162	—	—	—
Other	12,804	12,063	741	—	—	—
Total Surety Bonds	285,482	216,534	68,948	—	—	—
Other Guarantees	43,015	11,748	8,437	6,330	—	16,500
Total Commitments	$355,594	$255,379	$77,385	$6,330	$—	$16,500

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

CNX enters into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded in the Consolidated Balance Sheets. As of September 30, 2026, the purchase obligations for each of the next five years and beyond are as follows:

Obligations Due	Amount
Less than 1 year	$256,544
1 - 3 years	378,306
3 - 5 years	231,356
More than 5 years	382,278
Total Purchase Obligations	$1,248,484

NOTE 12—DERIVATIVE INSTRUMENTS:

CNX may enter into interest rate swap agreements to manage its exposure to interest rate volatility. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. The change in fair value of the interest rate swap agreements is accounted for on a mark-to-market basis with the changes in fair value recorded in current period earnings. There were no interest rate swap agreements entered into as of September 30, 2026.

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

The total notional amounts of CNX's derivative instruments were as follows:

	September 30,	December 31,	Forecasted to
	2026	2025	Settle Through
Natural Gas Commodity Swaps (Bcf)	761.2	929.8	2029
Natural Gas Basis Swaps (Bcf)	525.0	585.5	2029
NGL Commodity Swaps (Mbbls)	709.8	180.0	2027

The gross fair value of CNX's derivative instruments was as follows:

	September 30,	December 31,
	2026	2025
Current Assets:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$322,615	$74,064
NGL Commodity Swaps	53	1,730
Natural Gas Basis Swaps	30,627	30,274
Total Current Assets	$353,295	$106,068

Other Non-Current Assets:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$85,791	$117,524
Natural Gas Basis Swaps	19,220	16,872
Total Other Non-Current Assets	$105,011	$134,396

Current Liabilities:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$38,897	$323,169
NGL Commodity Swaps	4,594	—
Natural Gas Basis Swaps	66,510	54,776
Total Current Liabilities	$110,001	$377,945

Non-Current Liabilities:
Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$55,779	$101,387
Natural Gas Basis Swaps	38,967	56,981
Total Non-Current Liabilities	$94,746	$158,368

The effect of commodity derivative instruments on the Company's Consolidated Statements of Income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026		2025
Realized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	$45,947	$4,061	$(101,545)		$(125,872)
Natural Gas Basis Swaps	6,833	17,591	(21,748)		3,633
NGL Commodity Swaps	(328)	728	(417)		(473)
Total Realized Gain (Loss) on Commodity Derivative Instruments	52,452	22,380	(123,710)	*	(122,712)	**

Unrealized Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	125,983	234,645	474,116		154,522
Natural Gas Basis Swaps	(11,517)	(125,257)	(4,205)		(9,292)
NGL Commodity Swaps	(6,355)	(73)	(5,321)		2,078
Total Unrealized Gain on Commodity Derivative Instruments	108,111	109,315	464,590		147,308

Gain (Loss) on Commodity Derivative Instruments:
Natural Gas Commodity Swaps	171,930	238,706	372,571		28,650
Natural Gas Basis Swaps	(4,684)	(107,666)	(25,953)		(5,659)
NGL Commodity Swaps	(6,683)	655	(5,738)		1,605
Total Gain on Commodity Derivative Instruments	$160,563	$131,695	$340,880		$24,596
*Includes $27,264 of commodity derivatives that have been settled but not received and $834 settled but not paid at September 30, 2026, and excludes $58,387 of commodity derivatives that were settled but not paid at December 31, 2025.
**Includes $18,362 of commodity derivatives that have been settled but not received at September 30, 2025, and excludes $2,309 of commodity derivatives that were settled but not received and $23,212 that were settled but not paid at December 31, 2024.

The Company also enters into fixed price natural gas sales agreements that are satisfied by physical delivery. These physical commodity contracts qualify for the normal purchases and normal sales exception and are not subject to derivative instrument accounting.

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS:

CNX determines the fair value of assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. The fair value hierarchy is based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources (including NYMEX forward curves and SOFR-based discount rates and basis forward curves), while unobservable inputs reflect the Company's own assumptions of what market participants would use.
The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below:
Level 1 - Quoted prices for identical instruments in active markets.
Level 2 - The fair value of the assets and liabilities included in Level 2 are based on standard industry income approach models that use significant observable inputs, including NYMEX forward curves and SOFR-based discount rates and basis forward curves.
Level 3 - Unobservable inputs significant to the fair value measurement supported by little or no market activity.

In those cases when the inputs used to measure fair value meet the definition of more than one level of the fair value hierarchy, the lowest level input that is significant to the fair value measurement in its totality determines the applicable level in the fair value hierarchy.
The financial instrument measured at fair value on a recurring basis is summarized below:

	Fair Value Measurements at September 30, 2026				Fair Value Measurements at December 31, 2025
Description	Level 1	Level 2		Level 3	Level 1	Level 2		Level 3
Commodity Derivatives	$—	$253,559	*	$—	$—	$(295,849)	**	$—
*Includes $27,264 of commodity derivatives that have been settled but not received and $834 settled but not paid at September 30, 2026.
**Includes $58,387 of commodity derivatives that have been settled but not paid at December 31, 2025.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$1,977	$1,977	$779	$779
Restricted Cash*	$2,429	$2,429	$12,685	$12,685
Long-Term Debt (Excluding Debt Issuance Costs)	$2,290,015	$2,221,537	$2,429,421	$2,850,144
*The September 30, 2026 and December 31, 2025 restricted cash balances are located in current assets in the Consolidated Balance Sheets.

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

Reportable segment results for the three months ended September 30, 2026 are:

	For the Three Months Ended September 30, 2026
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$341,589	$30,685	$242	$372,516	(A)
Gain on Commodity Derivative Instruments	49,149	3,286	108,128	160,563
Purchased Gas Revenue	—	—	4,426	4,426
Other Revenue and Operating Income	14,795	—	27,704	42,499	(B)
Total Revenue and Other Operating Income	$405,533	$33,971	$140,500	$580,004
Lease Operating Expense	17,105	6,496	238	23,839
Transportation, Gathering and Compression	81,171	12,965	496	94,632
Production, Ad Valorem, and Other Fees	5,220	1,438	11	6,669
Depreciation, Depletion and Amortization	112,936	14,803	6,906	134,645
Interest Expense	—	—	39,588	39,588
Other Segment Items	—	—	61,444	61,444
Total Costs and Expenses	$216,432	$35,702	$108,683	$360,817
Income (Loss) Before Income Tax	$189,101	$(1,731)	$31,817	$219,187
(A) Included in Natural Gas, NGLs and Oil Revenue are sales of $57,654 to NRG Business Marketing LLC, which comprises over 10% of revenue from contracts with external customers for the period.
(B) Includes midstream revenue of $14,795 and equity in loss of unconsolidated affiliates of $227 for Shale and Other, respectively. Other also includes sales of environmental attributes of $17,370.

	For the Three Months Ended September 30, 2026
Other Segment Disclosures	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$7,280,951	$867,077	$1,011,986	$9,160,014	(C)
Capital Expenditures	$127,481	$9,525	$2,146	$139,152
(C) Includes investments in unconsolidated equity affiliates of $9,989.

Reportable segment results for the three months ended September 30, 2025 are:

	For the Three Months Ended September 30, 2025
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$367,315	$32,745	$930	$400,990	(D)
Gain on Commodity Derivative Instruments	21,014	1,358	109,323	131,695
Purchased Gas Revenue	—	—	9,026	9,026
Other Revenue and Operating Income	17,415	—	24,714	42,129	(E)
Total Revenue and Other Operating Income	$405,744	$34,103	$143,993	$583,840
Lease Operating Expense	20,972	6,298	(143)	27,127
Transportation, Gathering and Compression	80,481	16,195	377	97,053
Production, Ad Valorem, and Other Fees	6,180	1,477	68	7,725
Depreciation, Depletion and Amortization	127,334	15,096	6,893	149,323
Interest Expense	—	—	42,964	42,964
Other Segment Items	—	—	(6,044)	(6,044)
Total Costs and Expenses	$234,967	$39,066	$44,115	$318,148
Income (Loss) Before Income Tax	$170,777	$(4,963)	$99,878	$265,692
(D) Included in Natural Gas, NGLs and Oil Revenue are sales of $49,542 to DTE Energy Trading Inc., $47,915 to NRG Business Marketing LLC, and $43,010 to Citadel Energy Marketing LLC, each of which comprises over 10% of revenue from contracts with external customers for the period.

(E) Includes midstream revenue of $17,415 and equity in loss of unconsolidated affiliates of $1,297 for Shale and Other, respectively. Other also includes sales of environmental attributes of $17,949.

	For the Three Months Ended September 30, 2025
Other Segment Disclosures	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$7,152,404	$915,031	$836,683	$8,904,118	(F)
Capital Expenditures	$67,428	$6,258	$1,858	$75,544
(F) Includes investments in unconsolidated equity affiliates of $17,881.

Reportable segment results for the nine months ended September 30, 2026 are:

	For the Nine Months Ended September 30, 2026
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$1,365,051	$118,079	$864	$1,483,994	(G)
(Loss) Gain on Commodity Derivative Instruments	(116,803)	(6,874)	464,557	340,880
Purchased Gas Revenue	—	—	29,569	29,569
Other Revenue and Operating Income	46,446	—	84,253	130,699	(H)
Total Revenue and Other Operating Income	$1,294,694	$111,205	$579,243	$1,985,142
Lease Operating Expense	47,211	18,812	848	66,871
Transportation, Gathering and Compression	254,630	44,159	1,468	300,257
Production, Ad Valorem, and Other Fees	16,736	5,234	34	22,004
Depreciation, Depletion and Amortization	340,459	44,093	20,938	405,490
Interest Expense	—	—	119,081	119,081
Other Segment Items	—	—	186,906	186,906
Total Costs and Expenses	$659,036	$112,298	$329,275	$1,100,609
Income (Loss) Before Income Tax	$635,658	$(1,093)	$249,968	$884,533
(G) Included in Natural Gas, NGLs and Oil Revenue are sales of $271,215 to NRG Business Marketing LLC and $151,429 to DTE Energy Trading, Inc., each of which comprises over 10% of revenue from contracts with external customers for the period.

(H) Includes midstream revenue of $46,446 and equity in loss of unconsolidated affiliates of $1,334 for Shale and Other, respectively. Other also includes sales of environmental attributes of $46,746.

	For the Nine Months Ended September 30, 2026
Other Segment Disclosures	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$7,280,951	$867,077	$1,011,986	$9,160,014	(I)
Capital Expenditures	$425,020	$21,211	$4,827	$451,058
(I) Includes investments in unconsolidated equity affiliates of $9,989.

Reportable segment results for the nine months ended September 30, 2025 are:

	For the Nine Months Ended September 30, 2025
	Shale	Coalbed Methane	Other	Consolidated
Natural Gas, NGLs and Oil Revenue	$1,326,488	$109,203	$1,422	$1,437,113	(J)
(Loss) Gain on Commodity Derivative Instruments	(114,942)	(7,728)	147,266	24,596
Purchased Gas Revenue	—	—	30,985	30,985
Other Revenue and Operating Income	51,685	—	84,271	135,956	(K)
Total Revenue and Other Operating Income	$1,263,231	$101,475	$263,944	$1,628,650
Lease Operating Expense	58,405	18,283	27	76,715
Transportation, Gathering and Compression	238,580	49,305	1,280	289,165
Production, Ad Valorem, and Other Fees	19,889	4,695	82	24,666
Depreciation, Depletion and Amortization	364,962	43,714	20,303	428,979
Interest Expense	—	—	128,616	128,616
Other Segment Items	—	—	101,974	101,974
Total Costs and Expenses	$681,836	$115,997	$252,282	$1,050,115
Income (Loss) Before Income Tax	$581,395	$(14,522)	$11,662	$578,535
(J) Included in Natural Gas, NGLs and Oil Revenue are sales of $167,758 to Citadel Energy Marketing LLC, $154,654 to DTE Energy Trading, Inc., and $151,213 to NRG Business Marketing LLC, each of which comprises over 10% of revenue from contracts with external customers for the period.

(K) Includes midstream revenue of $51,685 and equity in loss of unconsolidated affiliates of $749 for Shale and Other, respectively. Other also includes sales of environmental attributes of $61,234.

	For the Nine Months Ended September 30, 2025
Other Segment Disclosures	Shale	Coalbed Methane	Other	Consolidated
Segment Assets	$7,152,404	$915,031	$836,683	$8,904,118	(L)
Capital Expenditures	$280,663	$35,506	$4,405	$320,574
(L) Includes investments in unconsolidated equity affiliates of $17,881.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Operating Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Total Segment Revenue from Contracts with External Customers	$391,737	$427,431	$1,560,009	$1,519,783
Gain on Commodity Derivative Instruments	160,563	131,695	340,880	24,596
Other Operating Income	27,704	24,714	84,253	84,271
Total Consolidated Revenue and Other Operating Income	$580,004	$583,840	$1,985,142	$1,628,650

NOTE 15—STOCK REPURCHASE:
The Company’s stock repurchase program was initially announced on September 5, 2017, pursuant to authorization from the Company’s Board of Directors (the "Board"). The Board has periodically increased the authorized dollar amount under the program since its inception. On January 29, 2026, the Company announced that the Board approved a $2,000,000 increase to the Company's existing stock repurchase program, increasing total authorized repurchases to $4,900,000. As of September 30, 2026, $1,991,710 remained available for repurchases under the program and it is not subject to a termination or expiration date. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, block trades, derivative contracts or otherwise in compliance with Rule 10b-18. The timing of any repurchases will be based on a number of factors, including available liquidity, the Company's stock price, the Company's financial outlook, and alternative investment options. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and the Board may modify, suspend, or discontinue its authorization of the program at any time. The Board will continue to evaluate the size of the stock repurchase program based on CNX's free cash flow position, leverage ratio, and capital plans.

During the nine months ended September 30, 2026, 12,437,618 shares were repurchased and retired at an average price of $35.08 per share for a total cost of $432,781. During the nine months ended September 30, 2025, 13,896,637 shares were repurchased and retired at an average price of $30.34 per share for a total cost of $425,787. The one-percent excise tax under the Inflation Reduction Act of 2022 is included in total costs for both periods.

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION:

The following are non-cash transactions that impact the investing and financing activities of CNX.
As of September 30, 2026 and December 31, 2025, CNX purchased goods and services related to capital projects in the amount of $30,909 and $59,814, respectively, which are included in accounts payable.

The following table shows cash paid:

	For the Nine Months Ended September 30,
	2026	2025
Interest	$139,234	$135,812
Income Taxes	$7,120	$4,850

NOTE 17—RECENT ACCOUNTING PRONOUNCEMENTS:

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories within the footnotes, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) DD&A recognized as part of oil- and gas-producing activities or other depletion expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is still evaluating the impact of the adoption of this ASU.

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

Hedging Update

Total hedged natural gas production for the fourth quarter of 2026 is 115.0 Bcf. CNX's annual gas hedge position is shown in the table below:

	2026	2027
Volumes Hedged (Bcf), as of 10/8/26	460.6(1)	411.4
1Includes actual settlements of 298.3 Bcf.

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

Results of Operations - Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

Net Income

CNX reported net income of $165 million, or earnings per diluted share of $1.12, for the three months ended September 30, 2026, compared to net income of $202 million, or earnings per diluted share of $1.21, for the three months ended September 30, 2025.

Included in the earnings for the three months ended September 30, 2026 was an unrealized gain on commodity derivative instruments of $108 million and a net gain on asset sales and abandonments of $4 million. Included in the earnings for the three months ended September 30, 2025 was an unrealized gain on commodity derivative instruments of $110 million and a net gain on asset sales and abandonments of $68 million. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the gain on asset sales and abandonments.

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

Non-GAAP Financial Measures Reconciliation

	For the Three Months Ended September 30,
(Dollars in millions)	2026	2025
Total Revenue and Other Operating Income	$580	$584
Deduct:
Purchased Gas Revenue	(4)	(9)
Unrealized Gain on Commodity Derivative Instruments	(108)	(110)
Other Revenue and Operating Income	(43)	(42)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$425	$423

Total Operating Expense	$321	$341
Deduct:
Depreciation, Depletion and Amortization (DD&A) - Corporate	(6)	(5)
Exploration and Production Related Other Costs	(2)	(2)
Purchased Gas Costs	(5)	(9)
Selling, General and Administrative Costs	(35)	(30)
Other Operating Expense	(19)	(19)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$254	$276
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

	For the Three Months Ended September 30,
	2026		2025		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		156.3		161.3		(5.0)

Natural Gas, NGLs and Oil Revenue	$372	$2.35	$401	$2.47	$(29)	$(0.12)
Gain on Commodity Derivative Instruments - Cash Settlement	53	0.37	22	0.15	31	0.22
Sales of Natural Gas, NGLs and Oil, including Cash Settlements, a Non-GAAP Financial Measure	425	2.72	423	2.62	2	0.10
Lease Operating Expense	24	0.15	27	0.17	(3)	(0.02)
Production, Ad Valorem, and Other Fees	6	0.05	8	0.05	(2)	—
Transportation, Gathering and Compression	95	0.61	97	0.60	(2)	0.01
Depreciation, Depletion and Amortization (DD&A)	129	0.82	144	0.89	(15)	(0.07)
Natural Gas, NGLs and Oil Production Costs, a Non-GAAP Financial Measure	254	1.63	276	1.71	(22)	(0.08)
Natural Gas, NGLs and Oil Production Margin, a Non-GAAP Financial Measure	$171	$1.09	$147	$0.91	$24	$0.18

*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGLs, condensate, and natural gas prices.

The 5.0 Bcfe decrease in sales volumes was primarily due to normal production declines and the timing of when new wells were turned-in-line.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense decreased on a per unit basis primarily due to lower water disposal costs as more water was reused in well completion activities rather than taken to disposal. The decrease was offset, in part, by lower total sales volumes during the period.
•Transportation, gathering and compression expense increased on a per unit basis primarily due to the overall decrease in total sales volumes. The increase was offset, in part, by lower repairs and maintenance and electrical compression.
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

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Three Months Ended September 30,
in thousands (unless noted)	2026	2025	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	13,821	12,042	1,779	14.8%
Sales Volume (Mbbls)	2,304	2,007	297	14.8%
Gross Price ($/Bbl)	$23.70	$18.24	$5.46	29.9%
Gross NGL Revenue	$54,613	$36,663	$17,950	49.0%

Oil/Condensate:
Sales Volume (MMcfe)	178	319	(141)	(44.2)%
Sales Volume (Mbbls)	30	53	(23)	(43.4)%
Gross Price ($/Bbl)	$75.24	$56.94	$18.30	32.1%
Gross Oil/Condensate Revenue	$2,234	$3,027	$(793)	(26.2)%

NATURAL GAS
Sales Volume (MMcf)	142,328	148,940	(6,612)	(4.4)%
Sales Price ($/Mcf)	$2.22	$2.43	$(0.21)	(8.6)%
Gross Natural Gas Revenue	$315,669	$361,300	$(45,631)	(12.6)%

Hedging Impact ($/Mcf)	$0.37	$0.15	$0.22	146.7%
Gain on Commodity Derivative Instruments - Cash Settlement	$52,452	$22,379	$30,073	134.4%

The increase in Sales of Natural Gas, NGLs and Oil, including Cash Settlements, a Non-GAAP Financial Measure was primarily due to a $30.1 million increase in gain on commodity derivative instruments - cash settlement related to the Company's hedging program, a 1.8 Bcfe increase in NGL sales volumes and a $5.46 per Bbl increase in NGL prices. The increases were offset, in part, by a 6.6 Bcfe decrease in natural gas sales volume and a $0.21 per Mcf decrease in natural gas sales price.

SEGMENT ANALYSIS for the three months ended September 30, 2026 compared to the three months ended September 30, 2025:

	For the Three Months Ended				Difference to Three Months Ended
	September 30, 2026				September 30, 2025
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$341	$31	$—	$372	$(26)	$(2)	$(1)	$(29)
Gain on Commodity Derivative Instruments	49	4	108	161	28	3	(2)	29
Purchased Gas Revenue	—	—	4	4	—	—	(5)	(5)
Other Revenue and Operating Income	15	—	28	43	(3)	—	4	1
Total Revenue and Other Operating Income	405	35	140	580	(1)	1	(4)	(4)
Lease Operating Expense	17	7	—	24	(4)	1	—	(3)
Production, Ad Valorem, and Other Fees	5	1	—	6	(1)	(1)	—	(2)
Transportation, Gathering and Compression	81	13	1	95	—	(3)	1	(2)
Depreciation, Depletion and Amortization	113	16	6	135	(14)	1	(1)	(14)
Exploration and Production Related Other Costs	—	—	2	2	—	—	—	—
Purchased Gas Costs	—	—	5	5	—	—	(4)	(4)
Selling, General and Administrative Costs	—	—	35	35	—	—	5	5
Other Operating Expense	—	—	19	19	—	—	—	—
Total Operating Expense	216	37	68	321	(19)	(2)	1	(20)
Other Expense	—	—	4	4	—	—	2	2
Gain on Asset Sales and Abandonments, net	—	—	(4)	(4)	—	—	64	64
Interest Expense	—	—	40	40	—	—	(3)	(3)
Total Other Expense	—	—	40	40	—	—	63	63
Total Costs and Expenses	216	37	108	361	(19)	(2)	64	43
Earnings (Loss) Before Income Tax	$189	$(2)	$32	$219	$18	$3	$(68)	$(47)

        SHALE SEGMENT

The Shale segment had earnings before income tax of $189 million for the three months ended September 30, 2026 compared to earnings before income tax of $171 million for the three months ended September 30, 2025.

	For the Three Months Ended September 30,
	2026	2025	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	132.8	139.2	(6.4)	(4.6)%
NGLs Sales Volumes (Bcfe)*	13.8	12.0	1.8	15.0%
Oil/Condensate Sales Volumes (Bcfe)*	0.2	0.3	(0.1)	(33.3)%
Total Shale Sales Volumes (Bcfe)*	146.8	151.5	(4.7)	(3.1)%

Average Sales Price - Natural Gas (per Mcf)	$2.14	$2.36	$(0.22)	(9.3)%
Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.37	$0.15	$0.22	146.7%
Average Sales Price - NGLs (per Mcfe)*	$3.95	$3.04	$0.91	29.9%
Average Sales Price - Oil/Condensate (per Mcfe)*	$12.46	$9.01	$3.45	38.3%

Total Average Shale Sales Price (per Mcfe)	$2.66	$2.56	$0.10	3.9%
Average Shale Lease Operating Expenses (per Mcfe)	0.12	0.14	(0.02)	(14.3)%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.03	0.04	(0.01)	(25.0)%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.55	0.53	0.02	3.8%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.77	0.84	(0.07)	(8.3)%
Total Average Shale Production Costs (per Mcfe)	$1.47	$1.55	$(0.08)	(5.2)%
Total Average Shale Production Margin (per Mcfe)	$1.19	$1.01	$0.18	17.8%
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

The Shale segment had natural gas, NGLs and oil/condensate revenue of $341 million for the three months ended September 30, 2026 compared to $367 million for the three months ended September 30, 2025. The $26 million decrease was primarily due to a 9.3% decrease in the average sales price of natural gas and a 4.6% decrease in Shale gas sales volumes. These decreases were offset, in part, by a 29.9% increase in the average sales price of NGLs and a 15.0% increase in NGLs sales volumes.

The Shale segment had a gain on commodity derivative instruments - cash settlements of $49 million for the three months ended September 30, 2026 compared to a gain of $21 million for the three months ended September 30, 2025. The notional amounts associated with these financial hedges represented approximately 109.4 Bcf of the Company's produced Shale gas sales volumes for the three months ended September 30, 2026 at an average gain of $0.45 per Mcf hedged. For the three months ended September 30, 2025, these financial hedges represented approximately 115.7 Bcf at an average gain of $0.18 per Mcf hedged.

The $0.10 per Mcfe increase in total average Shale sales price was primarily due to a $0.91 per Mcfe increase in the average sales price of NGLs and a $0.22 per Mcf increase in the gain on commodity derivative instruments - cash settlements. These increases were offset, in part, by a $0.22 per Mcf decrease in the average sales price of natural gas.

Total operating costs and expenses for the Shale segment were $216 million for the three months ended September 30, 2026 compared to $235 million for the three months ended September 30, 2025. The decrease in total dollars and unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $17 million for the three months ended September 30, 2026 compared to $21 million for the three months ended September 30, 2025. The decrease in total dollars and unit costs was primarily due to lower water disposal costs as more water was reused in well completion activities rather than taken to disposal. The decrease was offset, in part, by lower total sales volumes during the period.

•Shale production, ad valorem and other fees were $5 million for the three months ended September 30, 2026 compared to $6 million for the three months ended September 30, 2025. The decrease in total dollars and unit costs was primarily due to lower realized natural gas prices. The decrease in unit costs was offset, in part, by lower total sales volumes during the period.

•Shale transportation, gathering and compression costs were $81 million for both the three months ended September 30, 2026 and 2025. The increase in unit costs was primarily due to lower total sales volumes during the period.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $113 million for the three months ended September 30, 2026 compared to $127 million for the three months ended September 30, 2025. These amounts included depletion on a units of production basis of $0.66 per Mcfe and $0.74 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third parties. The Shale segment had other revenue and operating income of $15 million for the three months ended September 30, 2026 compared to $18 million for the three months ended September 30, 2025. The decrease in the period-to-period comparison was primarily due to a decrease in third-party gathering volumes.

COALBED METHANE (CBM) SEGMENT

The CBM segment had a loss before income tax of $2 million for the three months ended September 30, 2026 compared to a loss before income tax of $5 million for the three months ended September 30, 2025.

	For the Three Months Ended September 30,
	2026	2025	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	9.4	9.7	(0.3)	(3.1)%

Average Sales Price - Gas (per Mcf)	$3.26	$3.39	$(0.13)	(3.8)%
Gain on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$0.35	$0.14	$0.21	150.0%

Total Average CBM Sales Price (per Mcf)	$3.61	$3.53	$0.08	2.3%
Average CBM Lease Operating Expenses (per Mcf)	0.69	0.65	0.04	6.2%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.15	0.16	(0.01)	(6.3)%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.38	1.68	(0.30)	(17.9)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.57	1.55	0.02	1.3%
Total Average CBM Production Costs (per Mcf)	$3.79	$4.04	$(0.25)	(6.2)%
Total Average CBM Production Margin (per Mcf)	$(0.18)	$(0.51)	$0.33	64.7%
The CBM segment had natural gas revenue of $31 million for the three months ended September 30, 2026 compared to $33 million for the three months ended September 30, 2025. The $2 million decrease was primarily due to a 3.8% decrease in the average sales price of natural gas and a 3.1% decrease in CBM gas sales volumes due to normal production declines.

The total average CBM sales price increased $0.08 per Mcf primarily due to a $0.21 per Mcf increase in the gain on commodity derivative instruments - cash settlements offset, in part, by a $0.13 per Mcf decrease in average gas sales price. The notional amounts associated with these financial hedges represented approximately 7.1 Bcf of the Company's produced CBM sales volumes for the three months ended September 30, 2026 at an average gain of $0.46 per Mcf hedged. For the three months ended September 30, 2025, these financial hedges represented approximately 7.4 Bcf at an average gain of $0.18 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $37 million for the three months ended September 30, 2026 compared to $39 million for the three months ended September 30, 2025. The decrease in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $7 million for the three months ended September 30, 2026 compared to $6 million for the three months ended September 30, 2025. The increase in total dollars and unit costs was primarily due to higher water disposal expenses and lower CBM gas sales volumes during the period.

•CBM production, ad valorem and other fees were $1 million for the three months ended September 30, 2026 compared to $2 million for the three months ended September 30, 2025. The decrease in total dollars and unit costs was primarily due to lower realized natural gas prices.

•CBM transportation, gathering and compression costs were $13 million for the three months ended September 30, 2026 compared to $16 million for the three months ended September 30, 2025. The decrease in total dollars and unit costs was primarily due to lower electrical compression expense. The decrease in unit costs was offset, in part, by the decrease in total CBM volumes.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $16 million for the three months ended September 30, 2026 compared to $15 million for the three months ended September 30, 2025. These amounts included depletion on a units of production basis of $0.80 per Mcfe and $0.87 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER SEGMENT

The Other Segment includes nominal shallow oil and gas production, which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, sales of environmental attributes, exploration and production related other costs, as well as various other expenses that are managed outside the Shale and CBM segments such as selling, general and administrative expense ("SG&A"), interest expense and income taxes.
The Other Segment had earnings before income tax of $32 million for the three months ended September 30, 2026 compared to earnings before income tax of $100 million for the three months ended September 30, 2025. The decrease in total dollars is discussed below.

	For the Three Months Ended September 30,
	2026	2025	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.1	0.1	—	—%

Unrealized Gain on Commodity Derivative Instruments

For the three months ended September 30, 2026, the Other Segment recognized an unrealized gain on commodity derivative instruments of $108 million. For the three months ended September 30, 2025, the Other Segment recognized an unrealized gain on commodity derivative instruments of $110 million. The unrealized gain on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $4 million for the three months ended September 30, 2026 compared to $9 million for the three months ended September 30, 2025. Purchased gas costs were $5 million for the three months ended September 30, 2026 compared to $9 million for the three months ended September 30, 2025. The period-to-period decrease in purchased gas revenue was primarily due to a decrease in the average sales price and a decrease in purchased gas sales volumes.

	For the Three Months Ended September 30,
	2026	2025	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	2.1	3.3	(1.2)	(36.4)%
Average Sales Price (per Mcf)	$2.12	$2.73	$(0.61)	(22.3)%
Purchased Gas Average Cost (per Mcf)	$2.52	$2.55	$(0.03)	(1.2)%

Other Operating Income

	For the Three Months Ended September 30,
(in millions)	2026	2025	Variance	Percent Change
Excess Firm Transportation Income	$7	$4	$3	75.0%
Water Income	4	3	1	33.3%
Equity Loss from Affiliates	—	(1)	1	(100.0)%
Sales of Environmental Attributes	17	18	(1)	(5.6)%
Total Other Operating Income	$28	$24	$4	16.7%

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
•Equity loss from affiliates represents CNX's proportionate share of the net earnings or losses of our unconsolidated investments accounted for under the equity method. Equity income increases earnings, while equity losses reduce earnings.
•Sales of environmental attributes include items such as (but are not limited to): carbon credits, air quality credits, renewable or alternative energy credits, methane capture credits, methane performance certificates, emission reductions, offsets and/or allowances. The quantities and types of environmental attributes we sell and the associated revenue can vary depending on a number of factors, including the market for these credits, changes to the various voluntary or compliance programs under which the credits are generated and sold, and our ability to strictly comply with the programs under which the attributes can be sold. The decrease in the period-to-period comparison was primarily due to lower prices received for environmental attributes sold.

Exploration and Production Related Other Costs

	For the Three Months Ended September 30,
(in millions)	2026	2025	Variance	Percent Change
Land Rentals	$1	$2	$(1)	(50.0)%
Other	1	—	1	100.0%
Total Exploration and Production Related Other Costs	$2	$2	$—	—%

SG&A

SG&A includes costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, charitable contributions and legal compliance expenses. SG&A also includes non-cash long-term equity-based compensation expense.

	For the Three Months Ended September 30,
(in millions)	2026	2025	Variance	Percent Change
Long-Term Equity-Based Compensation (Non-Cash)	$7	$5	$2	40.0%
Contributions and Advertising	1	—	1	100.0%
Salaries, Wages and Employee Benefits	7	6	1	16.7%
Short-Term Incentive Compensation	3	3	—	—%
Other	17	16	1	6.3%
Total SG&A	$35	$30	$5	16.7%

•Long-term equity-based compensation (non-cash) increased in the period-to-period comparison due to an increase in the amount of equity awards.

Other Operating Expense

	For the Three Months Ended September 30,
(in millions)	2026	2025	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$11	$12	$(1)	(8.3)%
Environmental Attribute Fees	3	3	—	—%
Insurance Expense	1	1	—	—%
Other	4	3	1	33.3%
Total Other Operating Expense	$19	$19	$—	—%

•Unutilized firm transportation and processing fees represent pipeline transportation capacity obtained to enable gas production to flow uninterrupted as sales volumes increase, as well as additional processing capacity for NGLs. In some instances, the Company may have the opportunity to realize more favorable net pricing by strategically choosing to sell natural gas into a market or to a customer that does not require the use of the Company’s own firm transportation capacity. Such sales would result in an increase in unutilized firm transportation expense. The Company attempts to minimize this expense by releasing (selling) unutilized firm transportation capacity to other parties when possible and when beneficial. The revenue received when this capacity is released (sold) is included in Excess Firm Transportation Income in Other Operating Income. The decrease in the period-to-period comparison was primarily due to improved utilization of minimum processing commitments, which reduced unutilized processing fees.
•Environmental attribute fees represent costs related to the sale of environmental attributes that are included in Other Revenue and Operating Income.

Other Expense

	For the Three Months Ended September 30,
(in millions)	2026	2025	Variance	Percent Change
Other Income
Right-of-Way Sales	$2	$1	$1	100.0%
Other	5	1	4	400.0%
Total Other Income	$7	$2	$5	250.0%

Other Expense
Professional Services	$6	$—	$6	100.0%
Bank Fees	3	3	—	—%
Other Corporate Expense	2	1	1	100.0%
Total Other Expense	$11	$4	$7	175.0%

Total Other Expense	$4	$2	$2	100.0%

•The increase in other income was primarily due to proceeds received in connection with the settlement of a contractual matter.
•The increase in professional services expense was primarily attributable to transaction costs related to the monetization of federal tax credits.

Gain on Asset Sales and Abandonments, net

A net gain on asset sales and abandonments of $4 million was recognized in the three months ended September 30, 2026 compared to a net gain of $68 million in the three months ended September 30, 2025. The net gain recognized during the three months ended September 30, 2026 relates to the sale of various non-core assets (rights-of-way, surface acreage and other non-operated oil and gas interests and assets) none of which were individually material.

The net gain recognized during the three months ended September 30, 2025 primarily related to the sale of approximately 7,500 acres of Marcellus Shale rights primarily located in Monroe County, Ohio, for net proceeds of $57 million and the sale of various non-core assets (rights-of-way, surface acreage and other non-operated oil and gas interests and assets) none of which were individually material. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Interest Expense

	For the Three Months Ended September 30,
(in millions)	2026	2025	Variance	Percent Change
Total Interest Expense	$40	$43	$(3)	(7.0)%

The $3 million decrease in total interest expense was primarily due to lower borrowings on the CNX Credit Facility offset, in part, by higher borrowings on the CNXM Credit Facility. See Note 8 – Revolving Credit Facilities and Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Three Months Ended September 30,
(in millions)	2026	2025	Variance	Percent Change
Total Company Earnings Before Income Tax	$219	$266	$(47)	(17.7)%
Income Tax Expense	$54	$64	$(10)	(15.6)%
Effective Income Tax Rate	24.6%	23.9%	0.7%

The effective income tax rates for the three months ended September 30, 2026 and 2025 were 24.6% and 23.9%, respectively. The effective rate for the three months ended September 30, 2026 and 2025 differs from the U.S. federal statutory rate of 21% primarily due to the impact of federal tax credits, equity compensation and state taxes. See Note 5 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Results of Operations - Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

Net Income
CNX had net income of $716 million, or earnings per diluted share of $4.70, for the nine months ended September 30, 2026, compared to net income of $437 million, or earnings per diluted share of $2.57, for the nine months ended September 30, 2025.

Included in the earnings for the nine months ended September 30, 2026 was an unrealized gain on commodity derivative instruments of $465 million and a net gain on asset sales and abandonments of $9 million. Included in the earnings for the nine months ended September 30, 2025 was an unrealized gain on commodity derivative instruments of $148 million and a net gain on asset sales and abandonments of $95 million. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information related to the gain on asset sales and abandonments, net.

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

Non-GAAP Financial Measures Reconciliation

	For the Nine Months Ended September 30,
(Dollars in millions)	2026	2025
Total Revenue and Other Operating Income	$1,985	$1,629
Deduct:
Purchased Gas Revenue	(30)	(31)
Unrealized Gain on Commodity Derivative Instruments	(465)	(148)
Other Revenue and Operating Income	(130)	(136)
Sales of Natural Gas, NGL and Oil, including Cash Settlements, a Non-GAAP Financial Measure	$1,360	$1,314

Total Operating Expense	$973	$1,007
Deduct:
Depreciation, Depletion and Amortization (DD&A) - Corporate	(16)	(17)
Exploration and Production Related Other Costs	(9)	(6)
Purchased Gas Costs	(30)	(29)
Selling, General and Administrative Costs	(101)	(98)
Other Operating Expense	(39)	(54)
Natural Gas, NGL and Oil Production Costs, a Non-GAAP Financial Measure[1]	$778	$803
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

	For the Nine Months Ended September 30,
	2026		2025		Variance
	in Millions	Per Mcfe	in Millions	Per Mcfe	in Millions	Per Mcfe
Total Sales Volumes (Bcfe)*		460.2		476.7		(16.5)

Natural Gas, NGLs and Oil Revenue	$1,484	$3.26	$1,437	$3.04	$47	$0.22
Loss on Commodity Derivative Instruments - Cash Settlement	(124)	(0.30)	(123)	(0.28)	(1)	(0.02)
Sales of Natural Gas, NGLs and Oil, including Cash Settlements, a Non-GAAP Financial Measure	1,360	2.96	1,314	2.76	46	0.20
Lease Operating Expense	67	0.15	77	0.16	(10)	(0.01)
Production, Ad Valorem, and Other Fees	22	0.04	25	0.06	(3)	(0.02)
Transportation, Gathering and Compression	300	0.65	289	0.61	11	0.04
Depreciation, Depletion and Amortization (DD&A)	389	0.85	412	0.86	(23)	(0.01)
Natural Gas, NGLs and Oil Production Costs, a Non-GAAP Financial Measure	778	1.69	803	1.69	(25)	—
Natural Gas, NGLs and Oil Production Margin, a Non-GAAP Financial Measure	$582	$1.27	$511	$1.07	$71	$0.20
*NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of NGLs, condensate, and natural gas prices.

The 16.5 Bcfe decrease in sales volumes was primarily due to normal production declines and the timing of when new wells were turned-in-line.

Changes in the average costs per Mcfe were primarily related to the following items:
•Lease operating expense decreased on a per unit basis primarily due to lower water disposal costs as more water was reused in well completion activities rather than taken to disposal. The decrease was offset, in part, by lower total sales volumes during the period.
•Production, ad valorem, and other fees decreased on a per unit basis primarily due to lower property taxes. The decrease was offset, in part, by lower total sales volumes during the period.
•Transportation, gathering and compression expense increased on a per unit basis primarily due to lower total sales volumes, higher repairs and maintenance expense, higher processing costs resulting from production mix and increased utilization of firm transportation capacity in our central Pennsylvania operating area.
•Depreciation, depletion and amortization expense decreased on a per unit basis primarily due to the slightly lower annual depletion rate. The decrease was offset, in part, by lower total sales volumes during the period.

Average Realized Price Reconciliation

The following table presents a breakout of liquids and natural gas sales information and settled derivative information to assist in the understanding of the Company’s natural gas production and sales portfolio and information regarding settled commodity derivatives:

	For the Nine Months Ended September 30,
in thousands (unless noted)	2026	2025	Variance	Percent Change
LIQUIDS
NGL:
Sales Volume (MMcfe)	41,698	35,356	6,342	17.9%
Sales Volume (Mbbls)	6,950	5,893	1,057	17.9%
Gross Price ($/Bbl)	$24.84	$22.14	$2.70	12.2%
Gross NGL Revenue	$172,445	$130,483	$41,962	32.2%

Oil/Condensate:
Sales Volume (MMcfe)	916	705	211	29.9%
Sales Volume (Mbbls)	153	118	35	29.7%
Gross Price ($/Bbl)	$68.04	$55.92	$12.12	21.7%
Gross Oil/Condensate Revenue	$10,392	$6,574	$3,818	58.1%

NATURAL GAS
Sales Volume (MMcf)	417,538	440,658	(23,120)	(5.2)%
Sales Price ($/Mcf)	$3.12	$2.95	$0.17	5.8%
Gross Natural Gas Revenue	$1,301,157	$1,300,056	$1,101	0.1%

Hedging Impact ($/Mcf)	$(0.30)	$(0.28)	$(0.02)	7.1%
Loss on Commodity Derivative Instruments - Cash Settlement	$(123,710)	$(122,712)	$(998)	0.8%

The increase in Sales of Natural Gas, NGLs and Oil, including Cash Settlements, a Non-GAAP Financial Measure was primarily due to a $2.70 per Bbl increase in NGL prices and a $0.17 per Mcf increase in natural gas sales prices. These increases were offset, in part, by the 16.5 Bcfe decrease in total sales volumes and the impact of the change in the loss on commodity derivative instruments - cash settlement related to the Company's hedging program.

SEGMENT ANALYSIS for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025:

	For the Nine Months Ended				Difference to Nine Months Ended
	September 30, 2026				September 30, 2025
(in millions)	Shale	CBM	Other	Total	Shale	CBM	Other	Total
Natural Gas, NGLs and Oil Revenue	$1,365	$118	$1	$1,484	$39	$9	$(1)	$47
(Loss) Gain on Commodity Derivative Instruments	(117)	(7)	465	341	(2)	1	317	316
Purchased Gas Revenue	—	—	30	30	—	—	(1)	(1)
Other Revenue and Operating Income	46	—	84	130	(6)	—	—	(6)
Total Revenue and Other Operating Income	1,294	111	580	1,985	31	10	315	356
Lease Operating Expense	47	19	1	67	(12)	1	1	(10)
Production, Ad Valorem, and Other Fees	17	5	—	22	(3)	—	—	(3)
Transportation, Gathering and Compression	255	44	1	300	17	(5)	(1)	11
Depreciation, Depletion and Amortization	339	44	22	405	(26)	1	1	(24)
Exploration and Production Related Other Costs	—	—	9	9	—	—	3	3
Purchased Gas Costs	—	—	30	30	—	—	1	1
Selling, General and Administrative Costs	—	—	101	101	—	—	3	3
Other Operating Expense	—	—	39	39	—	—	(15)	(15)
Total Operating Expense	658	112	203	973	(24)	(3)	(7)	(34)
Other Expense	—	—	6	6	—	—	(3)	(3)
Gain on Asset Sales and Abandonments, net	—	—	(9)	(9)	—	—	86	86
Loss on Debt Extinguishment	—	—	12	12	—	—	12	12
Interest Expense	—	—	119	119	—	—	(10)	(10)
Total Other Expense	—	—	128	128	—	—	85	85
Total Costs and Expenses	658	112	331	1,101	(24)	(3)	78	51
Earnings (Loss) Before Income Tax	$636	$(1)	$249	$884	$55	$13	$237	$305

        SHALE SEGMENT

The Shale segment had earnings before income tax of $636 million for the nine months ended September 30, 2026 compared to earnings before income tax of $581 million for the nine months ended September 30, 2025.

	For the Nine Months Ended September 30,
	2026	2025	Variance	Percent Change
Shale Gas Sales Volumes (Bcf)	389.1	412.2	(23.1)	(5.6)%
NGLs Sales Volumes (Bcfe)*	41.7	35.3	6.4	18.1%
Oil/Condensate Sales Volumes (Bcfe)*	0.9	0.6	0.3	50.0%
Total Shale Sales Volumes (Bcfe)*	431.7	448.1	(16.4)	(3.7)%

Average Shale Gas Sales Price (per Mcf)	$3.04	$2.89	$0.15	5.2%
Loss on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$(0.30)	$(0.28)	$(0.02)	(7.1)%
Average Sales Price - NGLs (per Mcfe)*	$4.14	$3.69	$0.45	12.2%
Average Sales Price - Oil/Condensate (per Mcfe)*	$11.32	$9.11	$2.21	24.3%

Total Average Shale Sales Price (per Mcfe)	$2.89	$2.70	$0.19	7.0%
Average Shale Lease Operating Expenses (per Mcfe)	0.11	0.13	(0.02)	(15.4)%
Average Shale Production, Ad Valorem and Other Fees (per Mcfe)	0.04	0.04	—	—%
Average Shale Transportation, Gathering and Compression Costs (per Mcfe)	0.59	0.53	0.06	11.3%
Average Shale Depreciation, Depletion and Amortization Costs (per Mcfe)	0.79	0.82	(0.03)	(3.7)%
Total Average Shale Production Costs (per Mcfe)	$1.53	$1.52	$0.01	0.7%
Total Average Shale Production Margin (per Mcfe)	$1.36	$1.18	$0.18	15.3%
* NGLs and Oil/Condensate are converted to Mcfe at the rate of one barrel equals six Mcf based upon the approximate relative energy content of oil and natural gas, which is not indicative of the relationship of oil, NGLs, condensate, and natural gas prices.
The decrease in total Shale sales volumes was primarily due to normal production declines offset, in part, by new wells turned-in-line throughout the last quarter of 2025 and throughout 2026.

The Shale segment had natural gas, NGLs and oil/condensate revenue of $1,365 million for the nine months ended September 30, 2026 compared to $1,326 million for the nine months ended September 30, 2025. The $39 million increase was primarily due to a 5.2% increase in the average sales price for natural gas and a 12.2% increase in the average sales price of NGLs. These increases were offset, in part, by a 7.1% increase in the loss on commodity derivative instruments and a 3.7% decrease in total Shale sales volumes.

The Shale segment had a loss on commodity derivative instruments - cash settlements of $117 million for the nine months ended September 30, 2026 compared to a loss of $115 million for the nine months ended September 30, 2025. The notional amounts associated with these financial hedges represented approximately 323.7 Bcf of the Company's produced Shale gas sales volumes for the nine months ended September 30, 2026 at an average loss of $0.36 per Mcf hedged. For the nine months ended September 30, 2025, these financial hedges represented approximately 339.0 Bcf at an average loss of $0.34 per Mcf hedged.

The $0.19 per Mcfe increase in total average Shale sales price was primarily due to a $0.15 per Mcf increase in average gas sales price and a $0.45 per Mcfe increase in the average NGL sales price. These increases were offset, in part, by a $0.02 per Mcf change in the loss on commodity derivative instruments - cash settlements.

Total operating costs and expenses for the Shale segment were $658 million for the nine months ended September 30, 2026 compared to $682 million for the nine months ended September 30, 2025. The decrease in total dollars and increase in unit costs for the Shale segment were due to the following items:

•Shale lease operating expenses were $47 million for the nine months ended September 30, 2026 compared to $59 million for the nine months ended September 30, 2025. The decrease in total dollars and unit costs was primarily due to lower water disposal costs as more water was reused in well completion activities rather than taken to disposal. The per unit decrease was offset, in part, by the overall decrease in total sales volumes.

•Shale production, ad valorem and other fees were $17 million for the nine months ended September 30, 2026 compared to $20 million for the nine months ended September 30, 2025. The decrease in total dollars was primarily due to lower Shale gas sales volumes, while unit costs remained flat in the period-to-period comparison.

•Shale transportation, gathering and compression costs were $255 million for the nine months ended September 30, 2026 compared to $238 million for the nine months ended September 30, 2025. The increase in total dollars and unit costs was primarily due to higher repairs and maintenance expense, increased processing costs resulting from production mix and increased utilization of firm transportation capacity in our central Pennsylvania operating area. The per unit increase was also due to the overall decrease in total Shale sales volumes.

•Depreciation, depletion and amortization costs attributable to the Shale segment were $339 million for the nine months ended September 30, 2026 compared to $365 million for the nine months ended September 30, 2025. These amounts included depletion on a unit of production basis of $0.68 per Mcfe and $0.71 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

Total Shale other revenue and operating income relates to natural gas gathering services provided to third parties. The Shale segment had other revenue and operating income of $46 million for the nine months ended September 30, 2026 compared to $52 million for the nine months ended September 30, 2025. The decrease in the period-to-period comparison was primarily due to a decrease in third-party gathering volumes.

COALBED METHANE (CBM) SEGMENT
The CBM segment had a loss before income tax of $1 million for the nine months ended September 30, 2026 compared to a loss before income tax of $14 million for the nine months ended September 30, 2025.

	For the Nine Months Ended September 30,
	2026	2025	Variance	Percent Change
CBM Gas Sales Volumes (Bcf)	28.3	28.4	(0.1)	(0.4)%

Average CBM Gas Sales Price (per Mcf)	$4.18	$3.85	$0.33	8.6%
Loss on Commodity Derivative Instruments - Cash Settlement (per Mcf)	$(0.24)	$(0.27)	$0.03	11.1%

Total Average CBM Sales Price (per Mcf)	$3.94	$3.58	$0.36	10.1%
Average CBM Lease Operating Expenses (per Mcf)	0.67	0.65	0.02	3.1%
Average CBM Production, Ad Valorem and Other Fees (per Mcf)	0.18	0.17	0.01	5.9%
Average CBM Transportation, Gathering and Compression Costs (per Mcf)	1.56	1.74	(0.18)	(10.3)%
Average CBM Depreciation, Depletion and Amortization Costs (per Mcf)	1.57	1.53	0.04	2.6%
Total Average CBM Production Costs (per Mcf)	$3.98	$4.09	$(0.11)	(2.7)%
Total Average CBM Production Margin (per Mcf)	$(0.04)	$(0.51)	$0.47	92.2%
The CBM segment had natural gas revenue of $118 million for the nine months ended September 30, 2026 compared to $109 million for the nine months ended September 30, 2025. The $9 million increase was due to an 8.6% increase in the average sales price for natural gas in the current period, offset, in part, by a 0.4% decrease in CBM gas sales volumes due to normal production declines.

The total average CBM sales price increased $0.36 per Mcf due to a $0.33 per Mcf increase in average natural gas sales price and a $0.03 per Mcf decrease in the loss on commodity derivative instruments - cash settlements. The notional amounts associated with these financial hedges represented approximately 21.5 Bcf of the Company's produced CBM sales volumes for the nine months ended September 30, 2026 at an average loss of $0.32 per Mcf hedged. For the nine months ended September 30, 2025, these financial hedges represented approximately 21.8 Bcf at an average loss of $0.36 per Mcf hedged.

Total operating costs and expenses for the CBM segment were $112 million for the nine months ended September 30, 2026 compared to $115 million for the nine months ended September 30, 2025. The decrease in total dollars and unit costs for the CBM segment were due to the following items:

•CBM lease operating expenses were $19 million for the nine months ended September 30, 2026 compared to $18 million for the nine months ended September 30, 2025. The increase in total dollars and unit costs was primarily due to an increase in repairs and maintenance expense.

•CBM production, ad valorem and other fees were $5 million for both the nine months ended September 30, 2026 and 2025. The increase in unit costs was primarily due to higher realized natural gas prices.

•CBM transportation, gathering and compression costs were $44 million for the nine months ended September 30, 2026 compared to $49 million for the nine months ended September 30, 2025. The decrease in total dollars and unit costs was due to a decrease in electrical compression rates in the current period.

•Depreciation, depletion and amortization costs attributable to the CBM segment were $44 million for the nine months ended September 30, 2026 compared to $43 million for the nine months ended September 30, 2025. These amounts included depletion on a unit of production basis of $0.80 per Mcfe and $0.86 per Mcfe, respectively. The remaining depreciation, depletion and amortization costs were either recorded on a straight-line basis or related to asset retirement obligations.

OTHER SEGMENT

The Other Segment includes nominal shallow oil and gas production, which is not significant to the Company. It also includes the Company's purchased gas activities, unrealized gain or loss on commodity derivative instruments, sales of environmental attributes, exploration and production related other costs, as well as various other expenses that are managed outside the Shale and CBM segments such as selling, general and administrative expense ("SG&A"), interest expense and income taxes.
The Other Segment had earnings before income tax of $249 million for the nine months ended September 30, 2026 compared to earnings before income tax of $12 million for the nine months ended September 30, 2025. The increase in total dollars is discussed below.

	For the Nine Months Ended September 30,
	2026	2025	Variance	Percent Change
Other Gas Sales Volumes (Bcf)	0.2	0.2	—	—%

Unrealized Gain on Commodity Derivative Instruments

For the nine months ended September 30, 2026, the Other Segment recognized an unrealized gain on commodity derivative instruments of $465 million. For the nine months ended September 30, 2025, the Other Segment recognized an unrealized gain on commodity derivative instruments of $148 million. The unrealized gain on commodity derivative instruments represents changes in the fair value of all the Company's existing commodity hedges on a mark-to-market basis.

Purchased Gas Revenue and Costs

Purchased gas volumes represent volumes of natural gas purchased at market prices from third parties and then resold in order to fulfill contracts with certain customers and to balance supply. Purchased gas revenue was $30 million for the nine months ended September 30, 2026 compared to $31 million for the nine months ended September 30, 2025. Purchased gas costs were $30 million for the nine months ended September 30, 2026 compared to $29 million for the nine months ended September 30, 2025. The period-to-period decrease in purchased gas revenue was primarily due to a decrease in average sales price offset, in part, by an increase in purchased gas sales volumes.

	For the Nine Months Ended September 30,
	2026	2025	Variance	Percent Change
Purchased Gas Sales Volumes (in Bcf)	9.8	9.4	0.4	4.3%
Average Sales Price (per Mcf)	$3.00	$3.29	$(0.29)	(8.8)%
Purchased Gas Average Cost (per Mcf)	$3.02	$3.09	$(0.07)	(2.3)%

Other Operating Income

	For the Nine Months Ended September 30,
(in millions)	2026	2025	Variance	Percent Change
Excess Firm Transportation Income	$28	$12	$16	133.3%
Equity Loss from Affiliates	(2)	(1)	(1)	(100.0)%
Water Income	11	12	(1)	(8.3)%
Sales of Environmental Attributes	47	61	(14)	(23.0)%
Total Other Operating Income	$84	$84	$—	—%

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
•Equity loss from affiliates represents CNX's proportionate share of the net earnings or losses of our unconsolidated investments accounted for under the equity method. Equity income increases earnings, while equity losses reduce earnings.
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

Exploration and Production Related Other Costs

	For the Nine Months Ended September 30,
(in millions)	2026	2025	Variance	Percent Change
Lease Expiration Costs	$4	$1	$3	300.0%
Land Rentals	4	5	(1)	(20.0)%
Other	1	—	1	100.0%
Total Exploration and Production Related Other Costs	$9	$6	$3	50.0%

•Lease expiration costs relate to leases where the primary term expired or will expire within the next 12 months. The increase in the nine months ended September 30, 2026 was primarily due to an increase in the number of leases that were allowed to expire.

SG&A

SG&A includes costs such as overhead, including employee labor and benefit costs, short-term incentive compensation, costs of maintaining our headquarters, audit and other professional fees, charitable contributions and legal compliance expenses. SG&A also includes non-cash long-term equity-based compensation expense.

	For the Nine Months Ended September 30,
(in millions)	2026	2025	Variance	Percent Change
Short-term Incentive Compensation	$9	$8	$1	12.5%
Salaries, Wages and Employee Benefits	22	22	—	—%
Long-term Equity-Based Compensation (Non-Cash)	19	19	—	—%
Contributions and Advertising	4	5	(1)	(20.0)%
Other	47	44	3	6.8%
Total SG&A	$101	$98	$3	3.1%
•Other increased in the period-to-period comparison primarily due to various other one-time items, none of which were individually material.

Other Operating Expense

	For the Nine Months Ended September 30,
(in millions)	2026	2025	Variance	Percent Change
Unutilized Firm Transportation and Processing Fees	$14	$30	$(16)	(53.3)%
Idle Equipment and Service Charges	1	3	(2)	(66.7)%
Inventory Adjustments	—	1	(1)	(100.0)%
Insurance Expense	2	3	(1)	(33.3)%
Environmental Attribute Fees	7	8	(1)	(12.5)%
Water Expense	2	1	1	100.0%
Other	13	8	5	62.5%
Total Other Operating Expense	$39	$54	$(15)	(27.8)%

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
•Other increased in the period-to-period comparison due to an adjustment related to the resolution of ownership-related matter involving certain oil and gas rights, which resulted in a reduction of the Company's net revenue interest in the affected wells.

Other Expense

	For the Nine Months Ended September 30,
(in millions)	2026	2025	Variance	Percent Change
Other Income
Right-of-Way Sales	$5	$2	$3	150.0%
Interest Income	1	1	—	—%
Other	8	3	5	166.7%
Total Other Income	$14	$6	$8	133.3%

Other Expense
Professional Services	$7	$3	$4	133.3%
Bank Fees	8	8	—	—%
Other Corporate Expense	5	4	1	25.0%
Total Other Expense	$20	$15	$5	33.3%

Total Other Expense	$6	$9	$(3)	(33.3)%

•Right‑of‑way sales represent revenue generated from granting third‑party access across the Company’s surface acreage. The $3 million increase in the period-to-period comparison was due to higher right‑of‑way activity in the current period.
•The increase in other income was primarily due to proceeds received in connection with the settlement of a contractual matter.
•The increase in professional services expense was primarily attributable to transaction costs related to the monetization of federal tax credits.

Gain on Asset Sales and Abandonments, net

A net gain on asset sales and abandonments of $9 million was recognized in the nine months ended September 30, 2026 compared to a net gain of $95 million in the nine months ended September 30, 2025. The net gain recognized in the nine months ended September 30, 2026 primarily relates to sale of various other non-core assets (primarily rights-of-way, surface acreage and other non-operated oil and gas interests and assets) none of which were individually material.

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

Loss on Debt Extinguishment

A loss on debt extinguishment of $12 million was recognized in the nine months ended September 30, 2026 in connection with CNX's repurchase of $500 million aggregate principal amount of 6.00% Senior Notes due January 2029 at an average price equal to 101.6% of the principal amount. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. No such transactions occurred in the prior period.

Interest Expense

	For the Nine Months Ended September 30,
(in millions)	2026	2025	Variance	Percent Change
Total Interest Expense	$119	$129	$(10)	(7.8)%

The $10 million decrease in total interest expense was primarily due to lower borrowings on the CNX Credit Facility and a reduction in the amount of Convertible Notes outstanding pursuant to the exchange agreement that was entered into in December 2025, offset, in part, by higher borrowings on the CNXM Credit Facility. See Note 8 – Revolving Credit Facilities and Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Income Taxes

	For the Nine Months Ended September 30,
(in millions)	2026	2025	Variance	Percent Change
Total Company Earnings Before Income Tax	$885	$579	$306	52.8%
Income Tax Expense	$168	$142	$26	18.3%
Effective Income Tax Rate	19.0%	24.5%	(5.5)%

The effective income tax rates for the nine months ended September 30, 2026 and 2025 were 19.0% and 24.5%, respectively. The effective tax rate for the nine months ended September 30, 2026 and 2025 differs from the U.S. federal statutory rate of 21% primarily due to the impact of federal tax credits, equity compensation and state taxes. See Note 5 – Income Taxes in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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
As of September 30, 2026, CNX was in compliance with all of its debt covenants. After considering the potential effect of a significant decline in commodity prices, CNX currently expects to remain in compliance with its debt covenants.

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

Factors that may Impact our Liquidity
•The Company’s cash on hand and access to additional liquidity. Cash, cash equivalents and restricted cash were $4 million as of September 30, 2026 and $13 million as of December 31, 2025.
•Accounts and notes receivable - trade were $141 million as of September 30, 2026 and $265 million as of December 31, 2025. Our accounts and notes receivable balance may fluctuate as of any balance sheet date depending on the prices we receive for our natural gas and NGLs and the volumes sold.
•Capital expenditures are expected to range between $571 million to $586 million for the year ended December 31, 2026. For the nine months ended September 30, 2026, CNX had capital expenditures of $451 million.
•Production volumes are expected to range between 612.5 Bcfe and 617.5 Bcfe for the year ended December 31, 2026. For the nine months ended September 30, 2026, CNX had production volumes of 460.2 Bcfe.
•Prices for natural gas and NGLs are volatile, and an extended decline in the prices we receive for our natural gas and NGLs will adversely affect our financial condition and cash flows.
•In order to manage the market risk exposure of volatile natural gas prices in the future, CNX enters into various physical natural gas supply transactions with both gas marketers and end users for terms varying in length. CNX also enters into various financial natural gas and NGL swap transactions to manage the market risk exposure to in-basin and out-of-basin pricing. The fair value of these contracts was a net asset of $254 million at September 30, 2026 and a net liability of $296 million at December 31, 2025. The Company has not experienced any issues of non-performance by derivative counterparties. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q for further discussion of our commodity risk management.
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

Cash Flows (in millions)

	For the Nine Months Ended September 30,
	2026	2025	Change
Cash Provided by Operating Activities	$811	$732	$79
Cash Used in Investing Activities	$(418)	$(736)	$318
Cash Used in Financing Activities	$(401)	$(33)	$(368)
Cash flows from operating activities changed in the period-to-period comparison primarily due to the following items:
•Net income increased $279 million in the period-to-period comparison.
•Adjustments to reconcile net income to cash provided by operating activities primarily consisted of a $363 million net change in commodity derivative instruments, partially offset by an $86 million decrease in gain on asset sales and abandonments, a $20 million net increase in deferred income taxes, a $12 million increase in loss on debt extinguishment and a $45 million net increase for various other changes in working capital.

Cash flows from investing activities changed in the period-to-period comparison primarily due to the following items:
•Capital expenditures increased $130 million primarily due to an increase in drilling and completions activity.
•Proceeds from asset sales decreased $56 million primarily due to the sale in the prior period of non-core oil and gas rights and various non-operated producing oil and gas assets mainly located in the Appalachian Basin. See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the nine months ended September 30, 2026, the Company released approximately $10 million of restricted cash that the Company was contractually obligated to maintain in an escrow account in accordance with the terms of the purchase agreement to acquire the natural gas upstream and associated midstream business of Apex Energy II, LLC, subject to certain post-closing adjustments. During the nine months ended September 30, 2025, the Company completed the Apex Transaction for total cash consideration of approximately $518 million, subject to certain post-closing adjustments See Note 4 – Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Cash flows from financing activities changed in the period-to-period comparison primarily due to the following items:
•Proceeds from borrowings under the CNXM Credit Facility increased $20 million and repayments under the CNXM Credit Facility decreased $10 million.
•Proceeds from borrowings under the CNX Credit Facility decreased $25 million and repayments under the CNX Credit Facility increased $146 million.
•During the nine months ended September 30, 2026, CNX issued $500 million aggregate principal amount of CNX 5.875% Senior Notes due March 2034 at par. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the nine months ended September 30, 2026, CNX paid $508 million to repurchase $500 million aggregate principal amount of CNX 6.00% Senior Notes due January 2029 at a price of 101.6% of their principal amount. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
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
•In the nine months ended September 30, 2026, CNX repurchased $435 million of its common stock on the open market compared to $423 million during the nine months ended September 30, 2025.
•During the nine months ended September 30, 2026, debt issuance and financing fees increased $7 million primarily due to the issuance of the $500 million aggregate principal amount of 5.875% Senior Notes due March 2034. See Note 10 – Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Commitments and Significant Contractual and Other Material Cash Obligations

The following is a summary of the Company's significant contractual and other material cash obligations at September 30, 2026 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$4,632	$5,398	$590	$—	$10,620
Gas Firm Transportation and Processing	251,912	372,908	230,766	382,278	1,237,864
Long-Term Debt	—	299,850	894,698	1,095,467	2,290,015
Interest on Long-Term Debt	145,578	284,144	220,907	95,188	745,817
Finance Lease Obligations	5,753	14,351	6,033	7,108	33,245
Interest on Finance Lease Obligations	1,943	2,694	1,328	411	6,376
Operating Lease Obligations	45,364	57,491	10,861	3,025	116,741
Interest on Operating Lease Obligations	5,809	4,075	850	768	11,502
Long-Term Liabilities—Employee Related (a)	2,810	5,508	5,299	17,942	31,559
Other Long-Term Liabilities (b)	199,365	32,400	22,000	143,968	397,733
Total Contractual Obligations (c)	$663,166	$1,078,819	$1,393,332	$1,746,155	$4,881,472
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

Debt
At September 30, 2026, CNX had total debt of $2,290 million, excluding unamortized debt issuance costs. This long-term debt consisted of:
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
•An aggregate principal amount of $233 million in outstanding borrowings under the CNX Credit Facility. Payment of the principal and interest on the CNX Credit Facility is guaranteed by most of CNX's subsidiaries but does not include CNXM (or its subsidiaries or general partner).
•An aggregate principal amount of $67 million in outstanding borrowings under the CNXM Credit Facility. Payment of the principal and interest on the CNXM Credit Facility is guaranteed by certain of CNXM's subsidiaries. CNX is not a guarantor of the CNXM Facility.

Total Equity and Dividends
CNX had total equity of $4,834 million at September 30, 2026 compared to $4,337 million at December 31, 2025. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
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

Off-Balance Sheet Transactions

CNX does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CNX uses a combination of surety bonds, corporate guarantees and letters of credit to secure the Company's financial obligations for employee-related, environmental, performance and various other items which are not reflected in the Consolidated Balance Sheet at September 30, 2026. Management believes these items will expire without being funded. See Note 11 – Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CNX.

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

Forward-Looking Statements

We are including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Form 10-Q are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words "believe," "intend," "expect," "may," "should," "anticipate," "could," "estimate," "plan," "predict," "project," "will," or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe a strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

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

Although forward-looking statements reflect our good faith beliefs at the time they are made, they involve known and unknown risks, uncertainties and other factors. For more information concerning factors that could cause actual results to differ materially from those conveyed in the forward-looking statements, including, among others, that our business plans may change as circumstances warrant, please refer to the "Risk Factors" and "Cautionary Statement regarding Forward-looking Statements" sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

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
CNX's open derivative instruments can cause earnings volatility relative to changes in market prices until the derivative contracts are either settled or are monetized prior to settlement. At September 30, 2026, our open derivative instruments were in a net asset position with a fair value of $254 million. At December 31, 2025, our open derivative instruments were in a net liability position with a fair value of $296 million. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at September 30, 2026 and December 31, 2025. A hypothetical 10 percent increase in future natural gas prices would have decreased the fair value by $293 million and $423 million at September 30, 2026 and December 31, 2025, respectively. A hypothetical 10 percent decrease in future natural gas prices would have increased the fair value by $293 million and $423 million at September 30, 2026 and December 31, 2025, respectively.
CNX's interest expense is sensitive to changes in the general level of interest rates in the United States. The Company has used derivative instruments in the past in order to manage risk related to interest rates, although there are currently no active agreements (see Note 12 – Derivative Instruments in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information). At September 30, 2026 and December 31, 2025, CNX had $2,012 million and $2,219 million, respectively, of aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $11 million and $8 million, respectively. At September 30, 2026 and December 31, 2025, CNX had $300 million and $233 million, respectively, of debt outstanding under variable-rate instruments. CNX’s primary exposure to market risk for changes in interest rates relates to the CNX Credit Facility, under which there were $233 million borrowings at September 30, 2026 and $200 million borrowings at December 31, 2025, and the CNXM Credit Facility, under which there were $67 million of borrowings at September 30, 2026 and $33 million at December 31, 2025. A hypothetical 100 basis-point increase in the average rate for CNX's variable-rate instruments would decrease pre-tax future earnings as of September 30, 2026 and December 31, 2025 by $3 million and $2 million, respectively, on an annualized basis.

All of the Company’s transactions are denominated in U.S. dollars and, as a result, it does not have material exposure to currency exchange-rate risks.

Natural Gas Hedging Volumes

As of October 8, 2026, the Company's hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2026 Fixed Price Volumes
Hedged Bcf	N/A	N/A	N/A	115.0	115.0
Weighted Average Hedge Price per Mcf	N/A	N/A	N/A	$2.75	$2.75
2027 Fixed Price Volumes
Hedged Bcf	104.0	103.2	104.3	103.2	411.4*
Weighted Average Hedge Price per Mcf	$3.31	$3.29	$3.29	$3.33	$3.30
2028 Fixed Price Volumes
Hedged Bcf	68.6	70.9	71.7	70.1	281.3
Weighted Average Hedge Price per Mcf	$3.19	$3.22	$3.22	$3.20	$3.21
2029 Fixed Price Volumes
Hedged Bcf	12.7	12.5	12.7	12.7	50.6
Weighted Average Hedge Price per Mcf	$3.40	$3.35	$3.35	$3.35	$3.36
*Quarterly volumes do not add to annual volumes inasmuch as a discrete condition in individual quarters, where basis hedge volumes exceed NYMEX hedge volumes, does not exist for the year taken as a whole.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures. CNX, under the supervision and with the participation of its management, including CNX’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on that evaluation, CNX’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2026 to ensure that information required to be disclosed by CNX in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CNX in such reports is accumulated and communicated to CNX’s management, including CNX’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of our common stock during the three months ended September 30, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000's omitted)
July 1, 2026 - July 31, 2026	2,622,494	$33.55	2,622,494	$2,083,924
August 1, 2026 - August 31, 2026	1,441,449	$35.74	1,384,109	$2,034,433
September 1, 2026 - September 30, 2026	1,249,641	$34.19	1,249,560	$1,991,710
Total	5,313,584		5,256,163

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

ITEM 5.     OTHER INFORMATION
Trading Arrangements

None of the Company’s directors or "officers," as defined in Rule 16a-1(f) of the Exchange Act adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2026.

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

Dated: October 29, 2026

CNX RESOURCES CORPORATION

By:	/S/ ALAN K. SHEPARD
Alan K. Shepard
Director, Chief Executive Officer and President (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ RAVI SRIVASTAVA
Ravi Srivastava
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

By:	/S/ MELISSA A. LONG
Melissa A. Long
Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)